Form 10-Q
period 2006-12-31
Tennessee Valley Authority
filed 2007-02-14
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 000-52313
TENNESSEE VALLEY AUTHORITY
(Exact name of registrant as specified in its charter)

A corporate agency of the United States created by an act	62-0474417
of Congress	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)

400 W. Summit Hill Drive	37902
Knoxville, Tennessee	(Zip Code)
(Address of principal executive offices)
(865) 632-2101
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

FORWARD-LOOKING INFORMATION
     This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to future events and future performance. All statements other than those that are purely historical may be forward-looking statements.
     In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” or other similar expressions.
     Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;

•	Projections regarding potential rate actions;

•	Estimates of costs of certain asset retirement obligations;

•	Estimates regarding power and energy forecasts;

•	Expectations about the adequacy of Tennessee Valley Authority’s (“TVA”) pension plans and nuclear decommissioning trust;

•	The impact of new accounting pronouncements and interpretations, including Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R);”

•	Estimates of amounts to be reclassified from Other Comprehensive Income to earnings over the next year;

•	TVA’s plans to continue using short-term debt to meet current obligations; and

•	The anticipated cost and timetable for returning Browns Ferry Nuclear Plant Unit 1 to service.
     Although the TVA believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
– TVA’s protected service area,

– The sole authority of the TVA Board of Directors to set power rates,

– Various environmental and nuclear matters,

– TVA’s management of the Tennessee River system,

– TVA’s credit rating, and

– TVA’s debt ceiling;
•	Performance of TVA’s generation and transmission assets;

•	Availability of fuel supplies;

•	Compliance with existing environmental laws and regulations;

•	Significant delays or cost overruns in construction of generation and transmission assets;

•	Significant changes in demand for electricity;

•	Legal and administrative proceedings;

•	Weather conditions;

•	Failure of transmission facilities;

•	An accident at any nuclear facility, even one unaffiliated with TVA;

•	Catastrophic events such as fires, earthquakes, floods, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Events at non-TVA facilities that affect the supply of water to TVA’s generation facilities;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;

•	Changes in the prices of equity securities, debt securities, and other investments;

•	Changes in interest rates;

•	Creditworthiness of TVA or its counterparties;

•	Rising pension costs and health care expenses;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities;

•	Limitations on TVA’s ability to borrow money;

•	Changes in economic conditions;

•	Ineffectiveness of TVA’s disclosure controls and procedures and internal control over financial reporting;

•	Changes in accounting standards;

•	The loss of TVA’s ability to use regulatory accounting;

•	Loss of key personnel;

•	Changes in technology; and

•	Unforeseeable events.

          Additionally, other risks that may cause actual results to differ from forward-looking statements are set forth in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, particularly in Item 1A, Risk Factors, and in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.
          TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.
GENERAL INFORMATION
     Fiscal Year
          Unless otherwise indicated, years (2007, 2006, etc.) in this Quarterly Report refer to TVA’s fiscal years ending September 30.
     Notes
          References to “Notes” are to the Notes to Financial Statements contained in Item 1, Financial Statements in this Quarterly Report.
     Available Information
          The public may read and copy any reports or other information that TVA files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. TVA’s SEC reports are also available to the public without charge from the website maintained by the SEC at www.sec.gov and TVA’s website at www.tva.gov. Information contained on TVA’s website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
For the three months ended December 31
(in millions)

	2006	2005
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,748	$1,769
Industries directly served	302	230
Federal agencies and other	26	26
Other revenue	28	27

Total operating revenues	2,104	2,052

Operating expenses
Fuel and purchased power	739	745
Operating and maintenance	585	600
Depreciation, amortization, and accretion	356	388
Tax equivalents	108	94

Total operating expenses	1,788	1,827

Operating income	316	225
Other income	12	12
Unrealized gain on derivative contracts, net	15	14

Interest expense
Interest on debt	336	335
Amortization of debt discount, issue, and reacquisition costs, net	5	5
Allowance for funds used during construction and nuclear fuel expenditures	(49)	(36)

Net interest expense	292	304

Net income (loss)	$51	$(53)

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

	December 31	September 30
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$502	$536
Restricted cash and investments (Note 1)	206	198
Accounts receivable, net	1,164	1,359
Inventories and other	652	576

Total current assets	2,524	2,669

Property, plant, and equipment
Completed plant	35,849	35,652
Less accumulated depreciation	(15,563)	(15,331)

Net completed plant	20,286	20,321
Construction in progress	3,727	3,539
Nuclear fuel and capital leases	566	574

Total property, plant, and equipment, net	24,579	24,434

Investment funds	1,037	972

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	3,423	3,521
Other regulatory assets	1,788	1,809

Subtotal	5,211	5,330
Other long-term assets	970	1,115

Total deferred charges and other assets	6,181	6,445

Total assets	$34,321	$34,520

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable	$800	$890
Accrued liabilities	194	211
Collateral funds held	206	195
Accrued interest	296	403
Current portion of lease/leaseback obligations	36	37
Current portion of energy prepayment obligations	106	106
Short-term debt, net	2,567	2,376
Current maturities of long-term debt (Note 3)	382	985

Total current liabilities	4,587	5,203

Other liabilities
Other liabilities	2,269	2,305
Regulatory liabilities (Note 1)	423	575
Asset retirement obligations	2,007	1,985
Lease/leaseback obligations	1,071	1,071
Energy prepayment obligations (Note 1)	1,112	1,138

Total other liabilities	6,882	7,074

Long-term debt, net (Note 3)	20,127	19,544

Total liabilities	31,596	31,821

Commitments and contingencies

Proprietary capital
Appropriation investment	4,758	4,763
Retained earnings	1,613	1,565
Accumulated other comprehensive income	28	43
Accumulated net expense of nonpower programs	(3,674)	(3,672)

Total proprietary capital	2,725	2,699

Total liabilities and proprietary capital	$34,321	$34,520

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended December 31
(in millions)

	2006	2005
Cash flows from operating activities
Net income (loss)	$51	$(53)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	360	393
Nuclear refueling outage amortization	21	23
Loss on project write-downs	22	—
Amortization of nuclear fuel	27	35
Non-cash retirement benefit expense	50	75
Net unrealized gain on derivative contracts	(15)	(14)
Prepayment credits applied to revenue	(26)	(26)
Other, net	(15)	(5)
Changes in current assets and liabilities
Accounts receivable, net	214	171
Inventories and other	(78)	(111)
Accounts payable and accrued liabilities	(120)	(145)
Accrued interest	(107)	(79)
Deferred nuclear refueling outage costs	(41)	(3)
Other, net	(19)	(26)

Net cash provided by operating activities	324	235

Cash flows from investing activities
Construction expenditures	(344)	(282)
Combustion turbine asset acquisitions	(98)	—
Nuclear fuel expenditures	(22)	(116)
Change in restricted cash and investments	(8)	(10)
Purchase of investments	(1)	(8)
Loans and other receivables
Advances	(1)	(2)
Repayments	4	4
Proceeds from sale of receivables/loans	2	—
Other, net	(1)	(1)

Net cash used in investing activities	(469)	(415)

Cash flows from financing activities
Long-term debt
Issues	9	49
Redemptions and repurchases	(77)	(152)
Short-term issues, net	190	275
Payments on lease/leaseback financing	(1)	(1)
Financing costs, net	—	(1)
Payments to U.S. Treasury	(10)	(9)

Net cash provided by financing activities	111	161

Net change in cash and cash equivalents	(34)	(19)
Cash and cash equivalents at beginning of period	536	538

Cash and cash equivalents at end of period	$502	$519

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
For the three months ended December 31
(in millions)

			Accumulated	Accumulated Net
			Other	Expense of
	Appropriation	Retained	Comprehensive	Stewardship		Comprehensive
	Investment	Earnings	Income (Loss)	Programs	Total	(Loss) Income
Balance at September 30, 2005	$4,783	$1,244	$27	$(3,662)	$2,392	$—
Net (loss)	—	(50)	—	(3)	(53)	(53)
Return on appropriated investment	—	(4)	—	—	(4)	—
Accumulated other comprehensive income (Note 2)	—	—	17	—	17	17
Return of appropriated investment	(5)	—	—	—	(5)	—

Balance at December 31, 2005	$4,778	$1,190	$44	$(3,665)	$2,347	$(36)

Balance at September 30, 2006	$4,763	$1,565	$43	$(3,672)	$2,699	$—
Net income (loss)	—	53	—	(2)	51	51
Return on appropriated investment	—	(5)	—	—	(5)	—
Accumulated other comprehensive loss (Note 2)	—	—	(15)	—	(15)	(15)
Return of appropriated investment	(5)	—	—	—	(5)	—

Balance at December 31, 2006	$4,758	$1,613	$28	$(3,674)	$2,725	$36

The accompanying Notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except where noted)
1. Summary of Significant Accounting Policies
     Organization
          The Tennessee Valley Authority (“TVA”) is a wholly-owned corporate agency and instrumentality of the United States. TVA was created by the U.S. Congress in 1933 by virtue of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (2000 & Supp. IV 2004) (as amended, the “TVA Act”). TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region. TVA manages the Tennessee River and its tributaries for multiple river-system purposes, such as: navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, industry, and other stewardship purposes.
          Substantially all TVA revenues and assets are attributable to the power program. TVA’s service area includes most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and portions of northern Georgia, western North Carolina, and southwestern Virginia, and it has a total population of approximately 8.7 million people. The power program has historically been separate and distinct from the stewardship programs. It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”). Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations. These programs are now funded largely with power revenues. Certain stewardship activities are also funded with various revenues and user fees. These activities related to stewardship properties do not meet the criteria of an operating segment, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.
          Power rates are established by the TVA Board of Directors (the “TVA Board”) as authorized by the TVA Act. The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; tax equivalent payments to states and counties; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities (the “appropriation investment in power facilities”); and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding indebtedness, additional reduction of the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and other purposes connected with TVA’s power business. In setting rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible. Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.
     Basis of Presentation
          TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America for interim financial information. Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2006, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Annual Report”).
          Subsequent to its fourth quarter of 2006 closing, TVA reviewed projects related to construction work in progress and identified errors in classification related primarily to 2006 and also prior periods. Based on the results of the review, TVA recorded project write-offs of $5 million in the first quarter of 2007. Additionally, TVA recorded a $4 million expense during the first quarter of 2007 related to pending litigation during the fourth quarter of 2006. These charges are included in Operating and Maintenance expense on the Income Statement for the quarter ended December 31, 2006. Since TVA uses cash flows from operating activities as its primary measure of materiality, it determined that these noncash adjustments were not material to its reported results for prior and current periods on a quantitative basis based on TVA’s operating cash flows or a qualitative basis and did not require restatement of those results.

          The amounts included in the accompanying interim financial statements are unaudited but, in the opinion of TVA management, reflect all adjustments, which consist solely of normal recurring adjustments, necessary to fairly present TVA’s financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of planned maintenance and refueling outages of electric generating units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year.
     Use of Estimates
          In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.
     Fiscal Year
          TVA’s fiscal year ends September 30. Unless otherwise indicated, years (2007, 2006, etc.) refer to TVA’s fiscal years.
     Reclassifications
          Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the reclassification of interest income of $5 million for the three months ended December 31, 2005, which was previously included in Interest on Debt on the Statement of Income. Interest income is now included in Other Income.
          These reclassifications had no effect on previously reported results of operations and net cash flows.
     Revision to Statement of Cash Flows
          As of September 30, 2006, TVA began reporting the allowance for funds used during construction (“AFUDC”) related to construction expenditures as a noncash component of investing activities rather than a noncash component of operating activities. The revised classification is consistent with guidance for the cash flow presentation for capitalized interest. The previous method of reporting AFUDC was consistent with the industry practice for the combined reporting of debt and equity AFUDC. The result of this reclassification is an increase in cash from operating activities of $36 million and an increase in funds used by investing activities of $36 million for the period ended December 31, 2005.
     Restricted Cash and Investments
          As of December 31, 2006, and September 30, 2006, TVA had $206 million and $198 million, respectively, in Restricted Cash and Investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which result in the funds being reported in Restricted Cash and Investments. The corresponding liability is included in Collateral Funds Held on the December 31, 2006, and September 30, 2006, Balance Sheets.
     Accounts Receivables
          Accounts receivable primarily consist of amounts due from power sales. The table below summarizes the types and amounts of receivables.

Accounts Receivable

	At December 31	At September 30
	2006	2006
Power receivables billed	$206	$303
Power receivables unbilled	918	1,031

Total power receivables	1,124	1,334

Other receivables	47	35
Allowance for uncollectible accounts	(7)	(10)

Net accounts receivable	$1,164	$1,359

     Cost-Based Regulation
          Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” are included in Deferred Nuclear Generating Units and Other Regulatory Assets on the December 31, 2006, and September 30, 2006, Balance Sheets. Components of Other Regulatory Assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, unrealized losses related to power purchase contracts, deferred capital lease asset costs, a deferred loss relating to TVA’s financial trading program, minimum pension liability, and, beginning in 2007, an estimated fuel cost adjustment (“FCA”) related to rate actions taken during 2006. All regulatory assets are probable of recovery in future revenues. Components of Regulatory Liabilities include unrealized gains on coal purchase contracts and capital lease liabilities.
          TVA’s regulatory assets and liabilities are summarized in the table below.
TVA Regulatory Assets and Liabilities

	At December 31	At September 30
	2006	2006
Regulatory Assets
Minimum pension liability	$914	$914
Nuclear decommissioning costs	429	474
Reacquisition costs	226	232
Deferred purchased power costs	8	6
Deferred outage costs	106	85
Deferred capital lease asset costs	74	76
Unrealized losses on purchased power contracts	17	22
Estimated fuel cost adjustment deferral	14	—

Subtotal	1,788	1,809
Deferred nuclear generating units	3,423	3,521

Total	$5,211	$5,330

Regulatory Liabilities
Unrealized gain on coal purchase contracts	$340	$487
Capital lease liability	83	88

Total	$423	$575

          TVA has established a reserve for future generation funded by power customers which is also classified as a regulatory liability. Because of the nature of the reserve, it is considered as an offset to Property, Plant and Equipment on the December 31, 2006 Balance Sheet. See Reserve for Future Generation in this Note 1.

     Asset Retirement Obligations
          In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. TVA only records estimates of such disposal costs at the time the legal obligation arises.
          On September 30, 2006, TVA began applying Financial Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which resulted in the recognition of additional asset retirement obligation (“ARO”) liabilities for asbestos and polychlorinated biphenyls (“PCB”) abatement costs.
          During the first three months of 2007, TVA’s total ARO liability increased $22 million due to accretion expense. The nuclear accretion expense of $15 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71. The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCB, was expensed during 2007. During the first three months of 2006, TVA’s total ARO liability increased $26 million due to accretion expense. The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71. The remaining accretion expense of $3 million, related to coal-fired and gas/oil combustion turbine plants, was expensed during 2006.
Reconciliation of Asset Retirement Obligation Liability
For the Three Months Ended December 31

	2006	2005
Balance at beginning of year	$1,985	$1,857
Liabilities	—	—
Accretion expense	22	26
Revisions in estimated cash flows	—	—

Balance at end of year	$2,007	$1,883

     Energy Prepayment Obligations
          As of December 31, 2006, TVA had entered into sales agreements for 54.5 discounted energy units totaling $54.5 million. Total credits applied to power billings on a cumulative basis during the life of the program through December 31, 2006, exceeded $21.6 million. Of this amount, over $1 million was recognized as revenue for the quarterly periods ended December 31, 2006, and 2005.
          In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years for a fixed amount of kilowatt-hours. The amount of the prepayment was $1.5 billion. The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period. Total credits applied to power billings on a cumulative basis through December 31, 2006, exceeded $315 million. Of this amount, $25 million was recognized as revenue for the quarterly periods ended December 31, 2006, and 2005. These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.
          At December 31, 2006, and September 30, 2006, obligations for these energy prepayments were $1,218 million and $1,244 million, respectively. These amounts are included in Energy Prepayment Obligations and Current Portion of Energy Prepayment Obligations on the December 31, 2006, and September 30, 2006, Balance Sheets.
     Impact of New Accounting Pronouncements and Interpretations
          Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The statement became effective for TVA beginning in 2007.
          Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, TVA is evaluating the requirements of this statement and does not yet know the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.
          Accounting for Defined Benefit Pension and Other Postretirement Plans. On September 29, 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Specifically, the new standard requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.
          The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. TVA plans to apply the new standard for its 2007 year-end financial statements and recognize on its 2007 Balance Sheets the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of $368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.
          Accounting for Misstatements. On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Application of the guidance will become effective for TVA with its annual report for the year ending September 30, 2007.
     Reserve for Future Generation
          During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that it believes will be required to meet future power demand in its service area. Because these amounts are intended to fund future costs, they were deferred as a regulatory liability. The reserve is funded by power customers based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for the three months ended December 31, 2006, amounted to $13 million which are recorded as a regulatory liability on the December 31, 2006, Balance Sheet as a component of Completed Plant. These and other funds collected for future generation will be recognized as revenue based on the useful lives of assets acquired or constructed and will offset the depreciation expense of these assets on the Statement of Income. This revenue recognition process will begin when the assets are placed into service.

          In December 2006, TVA purchased two combustion turbine facilities for a combined purchase price of $98 million. One facility is a 742-megawatt winter peaking capacity, dual-fuel combustion turbine facility and includes certain related transmission facilities. The second facility is a 555-megawatt winter peaking capacity, natural gas-fired combustion turbine facility. Once collections from power customers reach $98 million or the acquisition price of the combustion turbines, additional funds collected, if any, will be reported on the Balance Sheet as a regulatory liability until as such time another generating asset is built or acquired. The 555-megawatt capacity facility was released for dispatch during January 2007 and the 742-megawatt facility is scheduled for dispatch during the third quarter of 2007.
2. Accumulated Other Comprehensive Income
          SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources. The decrease of $15 million for the three months ended December 31, 2006, and the increase of $17 million for the three months ended December 31, 2005, are due to unrealized gains and losses related to mark-to-market valuation adjustments for certain derivative instruments.
Total Other Comprehensive Income (Loss) Activity
For the Three Months Ended December 31

	2006	2005
Accumulated other comprehensive income at beginning of period	$43	$27
Changes in fair value:
Inflation swap	1	(10)
Foreign currency swaps	(16)	27

Accumulated other comprehensive income at end of period	$28	$44

Note:
Foreign currency swap changes are shown net of reclassifications from Other Comprehensive Income to earnings. The amounts reclassified from Other Comprehensive Income resulted in an increase to earnings of $51 million for the first quarter of 2007 and a charge to earnings of $40 million for the first quarter of 2006.
3. Debt Securities
     Debt Outstanding
          Debt outstanding at December 31, 2006, including net translation losses of $246 million related to long-term debt denominated in foreign currencies, consisted of the following:
Debt Outstanding

	At December 31	At September 30
	2006	2006
Short-term debt
Discount notes (net of discount)	$2,567	$2,376
Current maturities of long-term debt	382	985

Total short-term debt, net	2,949	3,361
Long-term debt
Long-term	20,305	19,722
Unamortized discount	(178)	(178)

Total long-term debt, net	20,127	19,544

Total outstanding debt	$23,076	$22,905

     Bondholder Protection Test
          The TVA Act and the Basic Tennessee Valley Authority Power Bond Resolution each contain a bondholder protection test. Under the test, TVA must, in each successive five-year period use a certain amount of net power proceeds for either the reduction of its capital obligations (including Bonds and the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities), or investment in power assets. TVA must next meet this test for the five-year period ending on September 30, 2010.
     Debt Securities Activity
          The TVA Act authorizes TVA to issue Bonds up to a total of $30 billion outstanding at any one time. The table below summarizes TVA’s Bond activity for the period from October 1, 2006, to December 31, 2006.
Bond Activity

	Date	Amount	Interest Rate
Redemptions/Maturities:
electronotes®	First Quarter 2007	$2	4.65%
2001 Series D	December 2006	75	4.88%

Total		$77

Issues:
electronotes®	First Quarter 2007	$9	5.50%

Note
electronotes® interest rate is a weighted average rate.
4. Risk Management Activities and Derivative Transactions
          TVA is exposed to market risks. These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and credit risk. To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures. It is TVA’s policy to enter into derivative transactions solely for hedging purposes and not for speculative purposes.
          The table below summarizes the recorded amounts of these derivative instruments.
Mark-to-Market Value of Derivative Instruments

	At December 31	At September 30
	2006	2006
Inflation Swap	$19	$22
Interest Rate Swap	(121)	(131)

Currency Swaps:
Sterling	57	47
Sterling	150	133
Sterling	75	66

Swaptions:
$1 Billion Notional	(290)	(296)
$28 Million Notional	(3)	(3)
$14 Million Notional	(1)	(2)

Coal Contracts with Volume Options	340	487

Purchase Power Option Contracts	(17)	(22)

          TVA has a financial trading program under which TVA can purchase swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices. At December 31, 2006, TVA had derivative instruments outstanding under the program equivalent to 691 contracts, made up of 691 futures contracts, zero swap contracts, and zero option contracts, with an approximate market value of $46 million as shown in the following table.
Financial Trading Program Activity
For the Three Months Ended December 31

	2006		2005
	Notional	Contract	Notional	Contract
	Amount	Value	Amount	Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)
Futures contracts
Financial positions, beginning of period, net	4,290,000	$35	880,000	$10
Purchased	4,260,000	32	2,420,000	26
Settled	(1,640,000)	(12)	(140,000)	(2)
Realized (losses)	—	(1)	—	—

Net positions-long	6,910,000	54	3,160,000	34

Swap Futures
Financial positions, beginning of period, net	1,822,500	11	—	—
Fixed portion	—	—	—	—
Floating portion — realized	(1,822,500)	(9)	—	—
Realized (losses)	—	(2)	—	—

Net positions-long	—	—	—	—

Options contracts
Financial positions, beginning of period, net	—	—	240,000	—
Calls purchased	—	—	—	—
Calls and puts sold	—	—	—	—
Positions closed or expired	—	—	(120,000)	—

Net positions-long	—	—	120,000	—

Holding (losses)
Unrealized (loss) at beginning of period, net	—	(6)	—	—
Unrealized (loss) for the period	—	(2)	—	(1)

Unrealized (losses) at end of period, net	—	(8)	—	(1)

Financial positions at end of period, net	6,910,000	$46	3,280,000	$33

          For the three months ended December 31, 2006, TVA recognized realized losses of about $3 million which were recorded as an increase to purchased power expense. Unrealized losses at the end of the quarter totaled about $8 million, representing an increase of $2 million for the quarter, which TVA deferred as a regulatory asset in accordance with its new FCA rate mechanism. TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments actually financially unwind.
          At December 31, 2005, TVA had derivative instruments outstanding under the program equivalent to 328 contracts, comprised of 316 futures contracts, zero swap contracts, and 12 option contracts, with an approximate market value of $33 million as shown in the preceding table. For the three months ended December 31, 2005, TVA recognized zero realized losses. Unrealized losses at the end of the quarter totaled about $1 million, representing an increase of $1 million for the quarter, which TVA did not defer since such amounts preceded the implementation of the FCA.
5. Benefit Plans
          TVA sponsors a defined benefit pension plan that covers most of its full-time employees, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and other postemployment benefits such as workers’ compensation.

          The following table provides the components of net periodic benefit cost for the plans.
TVA Benefit Plans

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	December 31		December 31
	2006	2005	2006	2005
Service cost	$30	$32	$1	$2
Interest cost	123	110	6	8
Expected return on plan assets	(143)	(123)	—	—
Amortization of prior service costs	9	9	1	1
Amortization of losses	20	33	2	4

Net periodic benefit	$39	$61	$10	$15

          During the three months ended December 31, 2006, TVA did not make contributions to its pension plan. However, the Board approved $75 million in pension contributions for 2007 with scheduled contributions of $37 million and $38 million to be made in March and September, respectively. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $5 million during the three months ended December 31, 2006, to fund other benefits costs.
6. Project Write-Downs
          During the first quarter of 2007, TVA recognized write-downs totaling $22 million in Operating and Maintenance expense on TVA’s Statement of Income. These write-downs, related to certain construction work in progress assets, were due to the cancellation and deferral of certain projects. The largest write-down is $17 million for the deferral of the scrubber project at Unit 5 of TVA’s Colbert Fossil Plant (“Colbert”), originally intended to be built in 2010. The scheduling of certain clean-air projects has shifted, resulting in the deferral of the Colbert Unit 5 scrubber project to be completed in 2014. Due to the extended deferral period, TVA has decided to charge the capitalized costs to earnings due to the uncertainty of future benefit that would be realized from the work completed thus far once the project is ultimately completed.
7. Legal Proceedings
          TVA is involved in various claims amounting to approximately $58 million incidental to the conduct of its business for which it has assessed the likelihood of gain or loss. TVA has recorded $32 million of these claims, and it is unable to make a determination of loss at this time with respect to $26 million of these claims.
     Economy Surplus Power Case
          On August 31, 1999, suit was filed against TVA in the United States District Court for the Northern District of Alabama by Birmingham Steel Corporation, on behalf of itself and a class of TVA industrial customers who contracted for economy surplus power. While Birmingham Steel Corporation was the original class representative, it filed for bankruptcy and was excluded from the class. Johns Manville Corporation was substituted as the class representative. The lawsuit alleges that TVA overcharged for economy surplus power during the summer of 1998 by improperly including some incremental costs when calculating the price of economy surplus power. The class members seek over $100 million in damages. On April 18, 2006, the district court ruled on motions for summary judgment filed by both sides. The court held that TVA improperly included charges for approximately 500 hours of power purchased in advance and breached the contracts. The court rejected TVA’s position that the additional price charged for all hours represented actual incremental costs incurred by TVA in supplying economy surplus power and thus was an appropriate part of the economy surplus power contract price. The court granted the plaintiffs’ motion for summary judgment on liability, even though it acknowledged that there are disputed factual issues as to TVA’s defenses. On July 31, 2006, the court reconsidered its decision on summary judgment with respect to TVA’s affirmative defenses and held that TVA is entitled to a trial on its affirmative defenses. The parties engaged in mediation in December 2006. The parties have reached a settlement agreement under which TVA will pay approximately $18 million to resolve the case. To be effective, the settlement must be approved by the United States District Court of the Northern District of Alabama. The previously scheduled trial in this case has been cancelled.
     Case against TVA and 22 Electric Cooperatives
          On December 2, 2004, the United States District Court for the Middle District of Tennessee, dismissed a lawsuit filed by John McCarthy, Stan Cooper, Joe Sliger, Mike Bell, Don Rackley, Terry Motley, Billy Borchert, Jim Foster, and Ryan Hargis on behalf of themselves and all others similarly situated against TVA and the Middle Tennessee Electric Membership Cooperative, Appalachian Electric Cooperative, Caney Fork Electric Corporation, Inc., Chickasaw Electric Cooperative, Cumberland Electric Membership Corporation, Duck River Electric Membership Corporation, Fayetteville Public Utilities, Forked Deer Electric Cooperative, Inc., Fort Loudoun Electric Cooperative, Gibson Electric Membership Corporation, Holston Electric Cooperative, Inc., Meriwether Lewis Electric Cooperative, Mountain Electric Cooperative, Inc., Pickwick Electric Cooperative, Plateau Electric Cooperative, Powell Valley Electric Cooperative, Sequachee Valley Electric Cooperative, Southwest Tennessee Electric Membership Corporation, Tennessee Valley Electric Cooperative, Tri-County Electric Membership Corporation, Tri-State Electric Membership Corporation, Upper Cumberland Electric Membership Corporation, and Volunteer Energy Cooperative. The lawsuit in part challenged TVA’s practice of setting rates for electric power charged by distributor customers through TVA’s contracts with distributor customers. In granting the defendants’ motions to dismiss, the court held that the claims alleging violations of state law failed because the plaintiffs (consisting of Tennessee residents and customers of certain of the cooperatives) had not completed the steps necessary to bring these claims in court. With respect to the claim against TVA, the court held that the alleged violations of federal law failed as a matter of law because Congress had specifically authorized TVA to set the rates charged by distributor customers through TVA’s contracts with distributor customers. The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), and on October 17, 2006, the Sixth Circuit affirmed the district court’s decision, and held, among other things, that TVA’s rates were not subject to judicial review and that TVA is not subject to antitrust liability when doing so would interfere with TVA’s purposes.
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
     Case Involving Modifications to the Colbert Fossil Plant
          The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act and implementing regulations at TVA’s “Colbert, a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to one of the power generating units, specifically Colbert Unit 5, without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006. Briefing of the appeal to the Eleventh Circuit was completed in July 2006. Oral argument of the appeal was held on January 11, 2007. If the decision is reversed on appeal, there is a reasonable possibility that TVA will be ordered to install additional controls on Colbert Unit 5.

     Case Involving Modifications to Bull Run Fossil Plant
          The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review requirements of the Clean Air Act when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the Sixth Circuit. Amicus curiae briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed an amicus curiae brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and the parties are awaiting a decision.
     Case Involving Opacity at Colbert
          On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated Clean Air Act opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls, and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if emissions did not exceed allowable opacity limits by more than two percent each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties, but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings, and the plaintiffs filed a motion for summary judgment. On May 23, 2006, the district court issued orders staying the matter until a decision is issued in a Clean Air Act case accepted by the Supreme Court, United States v. Duke Energy; referring the action to mediation to be completed before the close of business on December 15, 2006, unless the district court extends the deadline; and denying as moot the plaintiffs’ motions to hold TVA liable (with leave to file again, if necessary, after the stay is lifted). On May 26, 2006, the plaintiffs asked the district court to reconsider its orders, and in the alternative to allow an interlocutory appeal, and on July 5, 2006, the district court denied plaintiffs’ motion. Mediation was unsuccessful. On January 22, 2007, the district court partially lifted the stay on the issue of liability and the case will proceed on that issue. The stay remains in effect on the issue of remedies.
     Case Brought by North Carolina Alleging Public Nuisance
          On January 30, 2006, North Carolina’s Attorney General filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances. On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion, and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Trial remains scheduled for October 2007.
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
     East Kentucky Power Cooperative Transmission Case
          In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky Power Cooperative (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply Warren after its power contract with TVA expires in 2009. After agreeing to become Warren’s power supplier, East Kentucky asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service. East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree to provide the interconnections, and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order, on the grounds that this order violated the anti-cherrypicking provision. On December 7, 2006, Warren announced its intention to withdraw its notice to terminate its existing power contract. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination and the parties extended the term of the TVA power contract through June 11, 2016. Given this agreement, East Kentucky no longer needs to establish interconnections to TVA’s transmission system. Accordingly, it is likely that the FERC proceeding and the resulting litigation will eventually be dismissed and not proceed to a conclusion.
     Claim Involving Areva Fuel Fabrication
          On November 9, 2005, TVA received two invoices totaling $76 million from Areva (“Areva”) and an affiliated company, the successor of Babcock and Wilcox Company (“B&W”). In 1970, TVA and B&W entered into a contract for fuel fabrication services for its Bellefonte Nuclear Plant. Areva’s invoices are based upon its belief that the 1970 contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased. A meeting was held between TVA and Areva on May 31, 2006, to discuss the issue. TVA subsequently received a letter from Areva which reasserted its claim, but reduced the value of the claim to $26 million. Areva has not provided any further information concerning the claim nor has it explained the reason for the reduction in the claim amount. Areva is currently seeking a review of its claim under the provisions of the contract between TVA and B&W.
     Notification of Potential Liability for Ward Transformer Site
          TVA has been notified by one of the parties involved with clean-up of the Ward Transformer (“Ward”) Superfund Site, a facility located in Raleigh, North Carolina, that it considers TVA a potentially responsible party and intends to pursue a claim against TVA. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site. There is evidence that TVA sent transformers to Ward that contained Polychlorinated Biphenyls. Several responsible parties have entered into a settlement agreement with EPA to clean up on-site contamination at the site, and the cost of the on-site cleanup is currently estimated to be $20 million. EPA is also investigating off-site contamination from Ward operations, but TVA has no information as to the estimated costs, if any, of cleaning up off-site contamination. It is unknown at this time what level of liability, if any, TVA will have in these matters, whether it will be required to contribute, and, if so, how much such a contribution would be.
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
          If actual liabilities significantly exceed the estimates made, the results of operations, liquidity, and financial condition could be materially adversely affected. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA has accrued approximately $32 million as of December 31, 2006, related to the cases described above.
8. Subsequent Events
     Debt Securities
          In January 2007, TVA issued $6 million of electronotes® with an interest rate of 5.25 percent which mature in 2017 and are callable in 2008.
     Clean Water Developments
          In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act, the EPA promulgated a final rule for existing power producing facilities that became effective on September 7, 2004. The new rule required existing facilities to select among several different compliance options for reducing the number of organisms pinned against and/or drawn into the cooling systems. These included development of a site-specific compliance option based on application of cost/cost or cost/benefit tests. The site specific tests were designed to ensure that a facility’s costs are not significantly greater than cost projections in the rule or the benefits derived from taking mitigation actions. Actions taken to compensate for any impacts by restoring habitat, or pursuing other options such as building hatcheries for fish/shellfish production, would have counted towards compliance.
          On January 25, 2007, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision in a proceeding brought by environmental groups, industry groups and certain northeastern states challenging the EPA’s final rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry, and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second Circuit remanded the EPA’s BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit’s opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.
          All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are subject to the EPA’s rule and, potentially, to the Second Circuit’s decision. TVA had been in the process of determining what was needed to comply with the EPA rule, and had believed that some expenditures might have been required. TVA is currently assessing the Second Circuit’s decision and its potential impacts on TVA. Given the uncertainty over whether the EPA will appeal this decision and what the changes in the final rule as ultimately issued and applied will be, TVA cannot assess what the potential impacts are at this time.
     President’s Budget
          On February 5, 2007, the Office of Management and Budget transmitted the President’s proposed 2008 federal budget to Congress. In the portions specifically relating to TVA, the proposed budget recommends:
•	Expanding the types of financial arrangements that count towards TVA’s $30 billion debt ceiling;

•	Requiring TVA to register its debt securities with the Securities and Exchange Commission; and

•	Allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2008. Funding for TVA’s Office of the Inspector General is currently paid directly by TVA.
          These recommendations have not been introduced in any draft legislation nor are they currently included in any draft bill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of the Tennessee Valley Authority (“TVA”). The MD&A should be read in conjunction with the accompanying Financial Statements and the Annual Report.
Business Overview
          During the quarter ended December 31, 2006, TVA took several actions that relate to items of strategic importance or that pertain to matters that may present future challenges. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Annual Report”) for more information regarding TVA’s strategy and the challenges that TVA may face.
     New Generation
          Aware that TVA must balance the use of purchased power and its own generation to meet the TVA service area’s growing power supply needs, during the first quarter of 2007, the TVA Board of Directors (the “TVA Board”) authorized the purchase of two additional combustion turbine facilities.
•	In October 2006, the TVA Board approved the acquisition of a 742-megawatt winter peaking capacity, dual-fuel combustion turbine facility and certain related transmission facilities located in Marshall County, Kentucky from KGen Marshall County LLC.

•	In November 2006, the TVA Board approved the acquisition of a natural gas-fired combustion turbine facility located in Weakley County, Tennessee, from Allegheny Energy Supply Gleason Generating Facility, LLC. This facility has a 555-megawatt winter peaking capacity.
          TVA completed the acquisition of both facilities in December 2006, and initial operational testing is underway. The Gleason facility was released for system dispatch in January 2007, and the Marshall County facility is scheduled to be released during the third quarter of 2007. The combined purchase price of these facilities was $98 million.
          TVA expects that Browns Ferry Nuclear Plant Unit 1 will return to service in the spring of 2007. A major project milestone in achieving that goal was realized when fuel loading was completed in December 2006. The cost of the project may be slightly over TVA’s original estimates because of steam dryer modifications, licensing issues, cooling tower construction scope growth, choosing Browns Ferry Unit 1 as the lead plant for extended power up-rate, and schedule adjustments that optimize timing with the Browns Ferry Unit 2 refueling outage. Even with the possible increase over the project’s budget, restart costs are still projected to be about $1.8 billion (exclusive of allowance for funds used during construction and assets recovery obligation costs). Browns Ferry Unit 1 is expected initially to provide additional generating capacity of approximately 1,150 megawatts and eventually to provide 1,280 megawatts of capacity. At December 31, 2006, the restart work at Browns Ferry Unit 1 was approximately 98 percent complete. The cost of the project as of December 31, 2006, was $1,744 million excluding allowance for funds used during construction (“AFUDC”) of $206 million.
          Other actions TVA has undertaken related to its growing power needs include:
•	Contracting for a detailed scoping, estimating, and planning study during 2007 and 2008 for the completion of Watts Bar Nuclear Plant Unit 2; and

•	Becoming a full member in NuStart Energy in December 2006.

          The NuStart Energy consortium was organized and formed to respond to a Department of Energy (“DOE”) solicitation to demonstrate the Nuclear Regulatory Commission’s new combined license process and complete the engineering for two selected nuclear technologies.
          During the first quarter of 2007, TVA also established a reserve for future generation. These funds will be spent by TVA as construction is begun or a generating asset acquisition is made. The reserve is funded by power customers based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Funds collected for future generation will be recognized as revenue based on the useful lives of assets acquired or constructed. This revenue recognition process will begin when the assets are placed into service. See Note 1—Reserve for Future Generation.
     Retention of Customers
          In November 2006, TVA offered distributors that have given notices to terminate their power contracts with TVA a 60-day window to rescind their termination notices without being subject to reintegration charges. Three of the six distributor customers who had given notice accepted TVA’s offer: Warren Rural Electric Cooperative Corporation, Duck River Electric Membership Corporation, and Glasgow Electric Plant Board.
          These distributors accounted for approximately 2.3 percent of TVA’s operating revenues in 2006. The three power customers who chose not to accept TVA’s offer to rescind their notices of contract termination without reintegration charges are all located in Kentucky and collectively accounted for approximately 0.6 percent of TVA’s operating revenues in 2006.
          As TVA is in the process of reviewing its strategic plan, management believed it was in the best interests of consumers in the Tennessee Valley for TVA to make this offer when it did and allow its distributor customers to be part of any future baseload generating capacity plans that may result from this review.
     Service Reliability
          Continuing TVA’s effort to ensure reliable operation of the bulk power system in the eastern United States, TVA executed an Adjacent Reliability Coordinator Coordination Agreement with Southern Company Services, Inc. on August 28, 2006. With the execution of this agreement, TVA now has executed coordination agreements with all neighboring transmission providers and Reliability Coordinators helping to ensure coordinated analyses and operational processes throughout much of the Eastern Interconnection. See Item 1, Business — Transmission Operations in the Annual Report.
          On December 8, 2006, TVA met an all-time winter peak of 30,173 megawatts with no connection point interruptions on TVA’s system. One nuclear unit was in a planned refueling outage during this winter peak, and TVA supplemented its available generation with purchases from facilities under contract, the next day market, and the real time markets to supply power at lower cost than some of TVA’s more expensive generation assets. Subsequently, on January 31, 2007, TVA surpassed this previous record, when the demand for power reached 30,320 megawatts with no connection point interruptions on TVA’s system.
     Increased Fuel and Purchased Power Costs
          In July 2006, the TVA Board approved the implementation of a fuel cost adjustment (“FCA”) to be applied quarterly, beginning on October 1, 2006, as a mechanism to adjust TVA’s rates to reflect changing fuel and purchased power costs from the amounts included in TVA’s base rates. Due to the revised forecasts for the first quarter of 2007, the adjustment implemented on January 1, 2007, was an increase of 0.01 cents per kilowatt-hour and is expected to produce an estimated $4 million in revenue. The FCA had no effect on rates prior to January 1, 2007. The FCA was initially set to zero and had its first impact on rates beginning January 1, 2007. As of December 31, 2006, TVA had recognized a regulatory asset of $14 million representing deferred power costs to be recovered through the FCA adjustments in future periods.
Liquidity and Capital Resources
     Sources of Liquidity
          TVA’s current liabilities continue to exceed current assets because of the continued use of short-term debt as a funding source to fund cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity. TVA’s primary sources of liquidity are cash on hand and cash from operations, proceeds from the issuance of short-term and long-term debt, and proceeds from borrowings under TVA’s $150 million note with the U.S. Treasury. Other sources of liquidity include two $1.25 billion credit facilities with a national bank as well as occasional proceeds from other financing arrangements including call monetization transactions and sales of receivables and loans.
          Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the quarters ended December 31, 2006, and 2005, follows:
Summary Cash Flows
For the Three Months Ended December 31

	2006	2005
Cash provided by (used in)
Operating activities	$324	$235
Investing activities	(469)	(415)
Financing activities	111	161

Net decrease in cash and cash equivalents	$(34)	$(19)

          Issuance of Debt. TVA issued power bonds of $9 million during the quarter ended December 31, 2006, while redeeming power bonds of $77 million. In January 2007, TVA issued $6 million of electronotes® with an interest rate of 5.25 percent which mature in 2017 and are callable in 2008. For more information regarding TVA’s debt activities, see Notes 3 and 8.
          Credit Facilities. In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities. In November 2006, TVA renewed the credit facility with the November 12, 2006, maturity date. The new maturity date for this credit facility is November 11, 2007. The other credit facility has a maturity date of May 16, 2007. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at December 31, 2006. TVA anticipates renewing each credit facility from time to time.
          Sales of Receivables/Loans. From time to time TVA obtains proceeds from selling receivables and loans. In November 2006, TVA sold $2 million of receivables from power customers at cost such that TVA did not recognize a gain or loss on the sale.
     Comparative Cash Flow Analysis
          2007 Compared to 2006
          Net cash provided by operating activities increased $89 million from $235 million to $324 million for the three months ended December 31, 2005, and 2006, respectively. This increase resulted from:
•	An increase in cash provided by operating revenues of $52 million resulting primarily from higher average rates and increased sales for industries directly served; and

•	A decrease in cash paid for interest of $12 million in the first quarter of 2007; and

•	Proceeds from customers of $13 million related to the future generation reserve.
          These items were partially offset by:
•	An increase in cash paid for fuel and purchased power of $16 million due to higher volume and increased market prices;

•	An increase in tax equivalent payments of $14 million; and

•	An increase in expenditures for nuclear refueling outages of $38 million due to two planned outages in the first quarter of the current year in comparison with no planned outages in the prior year.

          Net cash used by changes in components of working capital decreased $73 million from the first quarter of 2006 to the first quarter of 2007 primarily from:
•	A larger source from the collections of accounts receivable of $43 million resulting from higher rates implemented in 2006;

•	A smaller increase in inventories and other of $33 million due to higher beginning fuel inventories in the first quarter of 2007 resulting in decreased purchases of coal; and

•	A $25 million smaller decrease in accounts payable and accrued liabilities in the first quarter of 2007 primarily related to distributor revenues collected in advance.
          These items were partially offset by:
•	A $28 million increase in cash used by changes in accrued interest in the first quarter of 2007 due to timing of payments related to long-term outstanding debt.
          Cash used in investing activities increased $54 million from the first quarter of 2006 to the first quarter of 2007. The increase is primarily due to:
•	An increase in expenditures for capital projects of $62 million primarily due to increased expenditures for nuclear projects of $53 million related to the Watts Bar steam generator replacement project and a corresponding increase in AFUDC of $10 million; and

•	An increase in expenditures of $98 million related to the purchase of two additional combustion turbine facilities. TVA completed the acquisition of both facilities in December 2006.
          These items were partially offset by:
•	A decrease in expenditures for the enrichment and fabrication of nuclear fuel of $94 million during the three months ended December 31, 2006, compared to expenditures in the same quarter of the prior year related to the restart of Browns Ferry Unit 1; and

•	An increase in proceeds received from the sale of certain receivables of $2 million compared to the three months ended December 31, 2005.
          Net cash provided by financing activities was $50 million lower for the three months ended December 31, 2006, as compared to the same quarter of the prior year. The decrease was primarily due to:
•	A decrease in net issuances of short-term debt of $85 million in the first quarter of 2007 compared to the same quarter of the prior year; and

•	A decrease of $40 million in long-term debt issues.
          These items were partially offset by:
•	A decrease in redemptions and repurchases of long-term debt of $75 million.

     Cash Requirements and Contractual Obligations
          The estimated cash requirements and contractual obligations for TVA as of December 31, 2006, are detailed in the following table.
Commitments & Contingencies

	Total	2007*	2008	2009	2010	2011	Thereafter
Debt**	$23,007	$2,949	$90	$2,030	$63	$1,015	$16,860
Interest payments relating to debt	21,274	783	1,172	1,116	1,062	1,031	16,110
Leases
Non-cancelable operating	119	32	38	24	13	5	7
Capital	243	34	59	58	57	29	6
Power purchase obligations	4,301	152	146	148	152	154	3,549
Purchase obligations
Fuel purchase obligations	3,376	1,196	491	478	428	277	506
Other obligations	555	202	205	125	13	3	7
Payments on other financings	1,551	79	89	85	89	95	1,114
Payment to the U.S. Treasury	432	40	43	42	41	40	226
Retirement plans	90	90	—	—	—	—	—

Total	$54,948	$5,557	$2,333	$4,106	$1,918	$2,649	$38,385

Note:
* Period January 1 — September 30, 2007.
** Does not include noncash items of foreign currency valuation loss of $246 million and unamortized discount of $178 million.
          In addition to the cash requirements above, TVA has contractual obligations to provide power related to energy prepayments. See Note 1 — Energy Prepayment Obligations.

	Total	2007*	2008	2009	2010	2011	Thereafter
Energy prepayment obligations	$1,218	$80	$106	$105	$105	$105	$717

Note:
* Period January 1 — September 30, 2007.
Results of Operations
     Financial Results
          The following table compares operating results and selected statistics for the three months ended December 31, 2006, and 2005.
Summary Statements of Income
For the Three Months Ended December 31

	2006	2005
Operating revenues	$2,104	$2,052
Operating expenses	(1,788)	(1,827)

Operating income	316	225
Other income	12	12
Unrealized gain on derivative contracts, net	15	14
Interest expense, net	(292)	(304)

Net income (loss)	$51	$(53)

Sales (millions of kWh)	39,515	41,475
Heating degree days (normal 1,320)	1,227	1,353
Cooling degree days (normal 59)	63	119

          Net income for the three months ended December 31, 2006, was $51 million compared with a net loss of $53 million for the three months ended December 31, 2005. Significant items contributing to the $104 million change in net income include a $52 million increase in operating revenues, a $39 million decrease in operating expenses, a $1 million increase in unrealized gains on derivative contracts, net, and lower net interest expense of $12 million.
          Operating Revenues. Below is a detailed table of operating revenues for the three months ended December 31, 2006, and 2005.
Operating Revenues
For the three Months Ended December 31

			Percent
	2006	2005	Change
Operating revenues
Municipalities and cooperatives	$1,748	$1,769	(1.2%)
Industries directly served	302	230	31.3%
Federal agencies and other	26	26	0.0%
Other revenue	28	27	3.7%

Total operating revenues	$2,104	$2,052	2.5%

          Significant items contributing to the $52 million increase in operating revenues include:
•	A $72 million increase in revenues from industries directly served reflecting increased sales of 2.5 percent and an increase in average rates of 28.6 percent; and

•	A $4 million increase in revenues from off-system sales (included in Federal Agencies and Other) due to increased sales of 291.7 percent partially offset by average rates declining 41.5 percent.
          These items were partially offset by:
•	A $21 million decrease in revenues from municipalities and cooperatives as a result of decreased sales of 6.6 percent partially offset by average rates rising 6.6 percent; and

•	A $4 million decrease in revenues from federal agencies directly served (included in Federal Agencies and Other) attributable to decreased sales of 10.2 percent and average rates decreasing 5.1 percent.
          A detailed table of electricity sales for the three months ended December 31, 2006, is below.
Sales of Electricity
For the Three Months Ended December 31
(millions of kWh)

			Percent
	2006	2005	Change
Sales of electricity
Municipalities and cooperatives	30,907	33,104	(6.6%)
Industries directly served	8,108	7,912	2.5%
Federal agencies and other	500	459	8.9%

Total sales of electricity	39,515	41,475	(4.7%)

          The 1,960 million kilowatt-hour decrease in electricity sales was primarily a result of the 2,197 million kilowatt-hour decrease in sales to municipalities and cooperatives reflecting decreased residential and variable priced interruptible demand of 4.3 percent and 55.7 percent, respectively, as well as fewer combined degree days of 12.4 percent. Sales to municipalities and cooperatives are more reactive to weather than other categories of sales due to the weather sensitive residential power demand. During the three months ended December 31, 2006, there were 126, or 9.3 percent, fewer heating degree days and 56, or 47.1 percent, fewer cooling degree days than during the three months ended December 31, 2005.

Note
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
          This decrease was partially offset by:
•	A 196 million kilowatt-hour increase in sales to directly served industries due to increased firm and flat price interruptible demand of 53.1 percent and 32.1 percent, respectively, partially offset by decreased economy surplus power/variable price interruptible and preferred interruptible power/firm and interruptible power demand of 33.2 percent and 24.6 percent, respectively; and

•	An 85 million kilowatt-hour increase in off-system sales (included in Federal Agencies and Other) attributable to decreased average rates of 41.5 percent.
          Operating Expenses. Below is a detailed table of operating expenses for the three months ended December 31, 2006.
Operating Expenses
For the Three Months Ended December 31

			Percent
	2006	2005	Change
Operating expenses
Fuel and purchased power	$739	$745	(0.8%)
Operating and maintenance	585	600	(2.5%)
Depreciation, amortization, and accretion	356	388	(8.2%)
Tax equivalents	108	94	14.9%

Total operating expenses	$1,788	$1,827	(2.1%)

          Significant drivers contributing to the $39 million decrease in total operating expenses included:
•	A $32 million decrease in purchased power expense reflecting a decreased average purchase price of 22.7 percent, partially offset by higher volume acquired of 12.3 percent and a FCA deferral for purchased power expense of $23 million. In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were lower than the amount included in power rates for the quarter. This $23 million deferred amount will be refunded to customers in future FCA adjustments;

•	A $36 million decrease in depreciation largely due to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved on May 4, 2006; and

•	A $15 million decrease in operating and maintenance expense mainly as a result of decreased pension financing costs of $23 million reflecting a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets, as well as lower fossil outage costs of $14 million due to fewer scheduled outages during the first quarter of 2007, partially offset by a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”), and write-downs of $5 million relating to other construction work-in-progress.
          These items were partially offset by:
•	A $26 million increase in fuel expense attributable to higher aggregate fuel cost per kilowatt-hour net thermal generation of 19.3 percent and increased generation of 4.2 percent at the fossil plants partially offset by a FCA deferral for fuel expense of $39 million. In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were higher than the amount included in power rates for the quarter. This $39 million deferred amount will be charged to customers in future FCA adjustments; and

•	A $14 million increase in tax equivalent payments due to increased gross revenues from the sale of power during 2006 as compared to 2005.
          Unrealized Gain on Derivative Contracts, Net. The $1 million increase in net unrealized gain on derivative contracts for the three months ended December 31, 2006, as compared to the three months ended December 31,

2005, is a result of a $13 million net change related to the mark-to-market valuation of swaption contracts, from an $8 million loss in the first quarter of 2006 to a $5 million gain in the first quarter of 2007, partially offset by:
•	A $9 million net change related to the mark-to-market valuation adjustment of an embedded call option, from an $8 million gain in the first quarter of 2006 to a $1 million loss in the first quarter of 2007; and

•	$3 million less gain than in the prior year on the mark-to-market valuation adjustment of an interest rate swap contract.
          Interest Expense. A detailed table of interest expense and interest rates for the three months ended December 31, 2006, and 2005, is below.
Interest Expense
For the Three Months Ended December 31

			Percent
	2006	2005	Change
Interest expense
Interest on debt	$336	$335	0.3%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
AFUDC and nuclear fuel expenditures	(49)	(36)	36.1%

Net interest expense	$292	$304	(3.9%)

			Percent
	2006	2005	Change
Interest rates (average)
Long-term	5.94%	6.06%	(2.0%)
Discount notes	5.25%	3.94%	33.2%
Blended	5.87%	5.83%	0.7%
Significant items contributing to the $12 million decrease in net interest expense include:
•	A decrease in the average long-term interest rate from 6.06 percent to 5.94 percent;

•	A decrease of $286 million in the average balance of discount notes outstanding; and

•	A $13 million increase in AFUDC due to a 27.3 percent increase in the construction work in progress base for the three months ended December 31, 2006.
          These items were partially offset by:
•	An increase in the average discount notes interest rate from 3.94 percent to 5.25 percent; and

•	An increase of $29 million in the average balance of long-term outstanding debt.
Off-Balance Sheet Arrangements
          TVA has entered into one transaction that might constitute an off-balance sheet arrangement. In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi. The facility has a committed capacity of 440 megawatts and the term of the agreement is 30 years. Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised by FASB Interpretation No. 46R (“FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership. As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2006. Power purchases for the quarter ended December 31, 2006, under the agreement amounted to $33 million, and the remaining financial commitment under this agreement is $4.1 billion. TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

Critical Accounting Policies and Estimates
          The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regards to the level of judgment involved and its potential impact on TVA’s financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations. TVA’s critical accounting policies are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies in the Annual Report.
          TVA’s power rates are not subject to regulation through a public service commission or other similar entity. The TVA Board is authorized by the TVA Act to set rates for power sold to its customers. This rate-setting authority meets the “self-regulated” provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected. Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology. Based on this assessment, management believes the existing regulatory assets are probable of recovery. This determination reflects the current regulatory and political environment and is subject to change in the future. If future recovery of regulatory assets ceases to be probable, TVA could be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71.” Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply.
New Accounting Standards and Interpretations
          Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The statement became effective for TVA beginning in 2007.
          Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, TVA is evaluating the requirements of this statement and does not yet know the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.
          Accounting for Defined Benefit Pension and Other Postretirement Plans. On September 29, 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Specifically, the new standard requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.
          The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. TVA plans to apply the new standard for its 2007 year-end financial statements and recognize on its 2007 Balance Sheets the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of $368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.
          Accounting for Misstatements. On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Application of the guidance will become effective for TVA with its annual report for the year ending September 30, 2007.
Legislative
          TVA was created by the TVA Act, and legislation is introduced from time to time that if enacted would directly or indirectly affect TVA’s operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters in the Annual Report for a discussion of legislative initiatives that may affect TVA.
     President’s Budget
          On February 5, 2007, the Office of Management and Budget transmitted the President’s proposed 2008 federal budget to Congress. In the portions specifically relating to TVA, the proposed budget recommends:
•	Expanding the types of financial arrangements that count towards TVA’s $30 billion debt ceiling;

•	Requiring TVA to register its debt securities with the Securities and Exchange Commission; and

•	Allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2008. Funding for TVA’s Office of the Inspector General is currently paid directly by TVA.
          These recommendations have not been introduced in any draft legislation nor are they currently included in any draft bill.
Environmental
          As is the case across the utility industry and in other sectors, TVA’s activities are subject to certain federal, state, and local environmental statutes and regulations. Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes. These are described in further detail under Item 1, Business—Environmental Matters and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters in the Annual Report.

          TVA has incurred and continues to incur substantial capital and operating and maintenance costs in order to comply with evolving environmental requirements. Many of these costs are associated with the operation of TVA’s 59 coal-fired generating units. While it is not possible to predict with any precision how these evolving requirements will impact the operation of existing and new coal-fired and other fossil-fuel generating units, it is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive. Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA. See Item 3, Legal Proceedings in the Annual Report.
          Several existing regulatory programs have been and are being made more stringent in their application to fossil-fuel units and additional regulatory programs affecting fossil-fuel units were promulgated in 2005, including the Clean Air Interstate Rule (“CAIR”), which requires significant utility reductions of emissions of sulfur dioxide and nitrogen oxides in the eastern half of the United States (including all of TVA’s operating areas), and the Clean Air Mercury Rule (“CAMR”). TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 to reach $5.8 billion, $4.6 billion of which had already been spent as of September 30, 2006. TVA estimates that compliance with CAIR and CAMR could lead to additional costs of $3.0 billion to $3.5 billion in the next decade if TVA should continue to operate all of its present coal plants. There could be additional material costs if reductions of carbon dioxide are mandated, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements, but these costs cannot reasonably be predicted at this time. TVA will continue to monitor these developments and will assess any potential financial impacts as information becomes available.
          In October 2006, TVA began operating its seventh scrubber on Unit 3 at its Paradise Fossil Plant (“Paradise”) in Drakesboro, Kentucky. A scrubber removes sulfur dioxide emissions by routing gases produced from burning coal through a limestone and water mixture, which removes the sulfur dioxide and allows cleaner gases to be released through the plant stack. The Unit 3 scrubber is the largest single module in the United States. It is removing more than 95 percent of the sulfur dioxide from Unit 3. All three units at Paradise are now equipped with scrubbers. Paradise is one of TVA’s largest generating plants and provides 14 billion kilowatt-hours of electricity a year.
Legal
          As discussed in Note 7, TVA is involved in a number of lawsuits and claims relating to a variety of issues. In accordance with SFAS No. 5, Accounting for Contingencies, TVA had accrued approximately $32 million as of December 31, 2006, related to pending litigation and other claims. If actual liabilities significantly exceed this estimate, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.
     Clean Water Developments
          In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act, the EPA promulgated a final rule for existing power producing facilities that became effective on September 7, 2004. The new rule required existing facilities to select among several different compliance options for reducing the number of organisms pinned against and/or drawn into the cooling systems. These included development of a site-specific compliance option based on application of cost/cost or cost/benefit tests. The site specific tests were designed to ensure that a facility’s costs are not significantly greater than cost projections in the rule or the benefits derived from taking mitigation actions. Actions taken to compensate for any impacts by restoring habitat, or pursuing other options such as building hatcheries for fish/shellfish production, would have counted towards compliance.
          On January 25, 2007, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision in a proceeding brought by environmental groups, industry groups and certain northeastern states challenging the EPA’s final rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry, and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second Circuit remanded the EPA’s BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.

          All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are subject to the EPA’s rule and, potentially, to the Second Circuit’s decision. TVA had been in the process of determining what was needed to comply with the EPA rule, and had believed that some expenditures might have been required. TVA is currently assessing the Second Circuit’s decision and its potential impacts on TVA. Given the uncertainty over whether the EPA will appeal this decision and what the changes in the final rule as ultimately issued and applied will be, TVA cannot assess what the potential impacts are at this time.
Management Changes
     Director Resignation
          On January 19, 2007, William W. Baxter informed the Honorable George W. Bush, President of the United States, that he was resigning his position as a director of TVA, effective immediately, to return full-time to the private sector.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
          TVA maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the President and Chief Executive Officer, the Disclosure Control Committee, and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          An evaluation has been performed under the supervision of TVA management (including the President and Chief Executive Officer) and members of the Disclosure Control Committee (including the Interim Chief Financial Officer and the Vice President and Controller) of the effectiveness of TVA’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Interim Chief Financial Officer and the Vice President and Controller) concluded that, as a result of two material weaknesses identified (described below), TVA’s disclosure controls and procedures were not effective as of December 31, 2006. However, to assess the financial statement impact of these internal control deficiencies, TVA performed additional analyses, interim supplemental procedures, and monitoring activities subsequent to quarter end. As a result of these supplemental procedures, the President and Chief Executive Officer, the Interim Chief Financial Officer, and the Vice President and Controller have determined that there is reasonable assurance that the financial statements included in this Quarterly Report fairly present, in all material respects, TVA’s financial condition, results of operations, and cash flows as of, and for, the periods presented.
          TVA management has identified a material weakness in internal controls related to TVA’s end use billing arrangements with wholesale power customers. Under these arrangements, TVA relies on the distributor customers to calculate major components of their own power bills. In fiscal year 2006, TVA requested annual Statement on Auditing Standards (“SAS”) 70 Type II internal control reports on 12 specific control objectives from distributor customers and their third party billing processors. Based on the evaluation of these SAS 70 Type II reports, TVA determined that distributor customers who represent a material amount of TVA’s 2007 revenue either had qualified opinions and/or internal control test results that negatively impact their ability to meet TVA’s control objectives. However, subsequent to quarter end TVA has also performed additional revenue analysis by comparing various metrics from billing data for distributor customers with similar characteristics and benchmarking those with control weaknesses against those with strong controls. As a result of this analysis, TVA has determined that reported revenues are not materially misstated.

          TVA management has also identified a material weakness related to controls over the completeness, accuracy, and authorization of TVA’s property, plant, and equipment transactions and balances; the calculation of AFUDC; and the review of construction work in progress accounts for proper closure to completed plant. To remediate this control weakness, TVA has developed a new process for project approval to include the determination of proper project cost classification and has made changes in staffing for fixed asset accounting. TVA is also formalizing the accounting review of account balances and transactions and improving the documentation of management review and approval. Additional analysis has been performed to ensure that property, plant, and equipment is not materially misstated.
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
          TVA’s controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives will be met. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          See Note 7 in this Quarterly Report for a discussion of legal proceedings affecting TVA.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this Quarterly Report, careful consideration should be given to the risk factors discussed in Item 1A, Risk Factors in the Annual Report, which could materially affect TVA’s business, financial condition, and operating results. The risks described in this Quarterly Report and in the Annual Report are not the only risks facing TVA. Additional risks and uncertainties not currently known to TVA management or that TVA management currently deems to be immaterial also may materially adversely affect TVA’s business, financial condition, and operating results. Other than as discussed below, there have been no material changes to the risk factors disclosed in the Annual Report.
          Events at non-TVA facilities which affect the supply of water to TVA’s generation facilities could interfere with TVA’s ability to generate power.
          TVA’s fossil and nuclear generation facilities depend on water from the river systems upon which they are located for cooling water and for water to convert into steam to drive turbines. While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of this necessary water, entities such as the United States Army Corps of Engineers operate and manage other bodies of water upon which some TVA facilities rely. If events at these non-TVA bodies of water or their associated hydroelectric facilities were to interfere with the flow of water, TVA might have insufficient water to meet the needs of its plants. TVA might thus be required to reduce generation at its affected facilities to levels compatible with the available supply of water.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 14, 2007

TENNESSEE VALLEY AUTHORITY (Registrant)
By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer (Chief Executive Officer)

By:	/s/ John M. Hoskins
John M. Hoskins
Interim Chief Financial Officer and Executive Vice President, Financial Services (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer