Form 10-Q
period 2007-03-31
Tennessee Valley Authority
filed 2007-05-15
CIK 1376986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Yes ☑ No ☐
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
     Although TVA believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
– TVA’s protected service area,

– The sole authority of the TVA Board of Directors to set power rates,

– Various environmental and nuclear matters,

– TVA’s management of the Tennessee River system,

– TVA’s credit rating, and

– TVA’s debt ceiling;
•	Performance of TVA’s generation and transmission assets;

•	Availability of fuel supplies;

•	Changes in the price of purchased power;

•	Reliability of purchased power providers, fuel suppliers, and other counterparties;

•	Compliance with existing environmental laws and regulations;

•	Significant delays or cost overruns in construction of generation and transmission assets;

•	Significant changes in demand for electricity;

•	Legal and administrative proceedings;

•	Weather conditions;

•	Failure of transmission facilities;

•	An accident at any nuclear facility, even one unaffiliated with TVA;

•	Catastrophic events such as fires, earthquakes, floods, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Events at non-TVA facilities that affect the supply of water to TVA’s generation facilities;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;

•	Changes in the prices of equity securities, debt securities, and other investments;

•	Changes in interest rates;

•	Creditworthiness of TVA or its counterparties;

•	Rising pension costs and health care expenses;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities;

•	Limitations on TVA’s ability to borrow money;

•	Changes in economic conditions;

•	Ineffectiveness of TVA’s disclosure controls and procedures and internal control over financial reporting;

•	Changes in accounting standards;

•	Changes in the applicability of regulatory accounting to TVA;

•	Loss of key personnel;

•	Changes in technology;

•	Changes in the market for TVA securities; and

•	Unforeseeable events.
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
   Notes
     References to “Notes” are to the Notes to Financial Statements contained in Item 1, Financial Statements in this Quarterly Report.
   Available Information
     The public may read and copy any reports or other information that TVA files with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. TVA’s SEC reports are also available to the public without charge from the website maintained by the SEC at www.sec.gov and TVA’s website at www.tva.com/finance. Information contained on TVA’s website shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	March 31		March 31
	2007	2006	2007	2006
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,922	$1,745	$3,664	$3,508
Industries directly served	301	245	603	475
Federal agencies and other	26	32	51	58
Other revenue	28	26	63	59

Total operating revenues	2,277	2,048	4,381	4,100

Operating expenses
Fuel and purchased power	824	717	1,563	1,462
Operating and maintenance	576	567	1,161	1,167
Depreciation, amortization, and accretion	382	389	738	777
Tax equivalents	109	93	217	187

Total operating expenses	1,891	1,766	3,679	3,593

Operating income	386	282	702	507

Other income	18	16	30	28

Unrealized gain on derivative contracts, net	16	21	31	35

Interest expense
Interest on debt	339	339	675	674
Amortization of debt discount, issue, and reacquisition costs, net	5	5	10	10
Allowance for funds used during construction and nuclear fuel expenditures	(50)	(39)	(99)	(75)

Net interest expense	294	305	586	609

Net income (loss)	$126	$14	$177	$(39)

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

	At March 31	At September 30
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$382	$536
Restricted cash and investments (Note 1)	194	198
Accounts receivable, net	1,171	1,359
Inventories and other	690	576

Total current assets	2,437	2,669

Property, plant, and equipment
Completed plant	36,545	35,652
Less accumulated depreciation	(15,744)	(15,331)

Net completed plant	20,801	20,321
Construction in progress	3,325	3,539
Nuclear fuel and capital leases	592	574

Total property, plant, and equipment, net	24,718	24,434

Investment funds	1,059	972

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	3,325	3,521
Other regulatory assets	1,794	1,809

Subtotal	5,119	5,330
Other long-term assets	834	1,115

Total deferred charges and other assets	5,953	6,445

Total assets	$34,167	$34,520

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable	$774	$890
Accrued liabilities	205	211
Collateral funds held	191	195
Accrued interest	412	403
Current portion of lease/leaseback obligations	43	37
Current portion of energy prepayment obligations	106	106
Short-term debt, net	2,638	2,376
Current maturities of long-term debt (Note 3)	50	985

Total current liabilities	4,419	5,203

Other liabilities
Other liabilities	2,277	2,305
Regulatory liabilities (Note 1)	317	575
Asset retirement obligations	2,112	1,985
Lease/leaseback obligations	1,041	1,071
Energy prepayment obligations (Note 1)	1,085	1,138

Total other liabilities	6,832	7,074

Long-term debt, net (Note 3)	20,097	19,544

Total liabilities	31,348	31,821

Commitments and contingencies

Proprietary capital
Appropriation investment	4,753	4,763
Retained earnings	1,736	1,565
Accumulated other comprehensive income	6	43
Accumulated net expense of nonpower programs	(3,676)	(3,672)

Total proprietary capital	2,819	2,699

Total liabilities and proprietary capital	$34,167	$34,520

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended March 31
(in millions)

	2007	2006
Cash flows from operating activities
Net income (loss)	$177	$(39)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	748	787
Nuclear refueling outage amortization	39	46
Loss on project write-downs	22	—
Amortization of nuclear fuel	59	67
Non-cash retirement benefit expense	101	151
Net unrealized gain on derivative contracts	(31)	(35)
Prepayment credits applied to revenue	(53)	(53)
Other, net	(40)	14
Changes in current assets and liabilities
Accounts receivable, net	210	218
Inventories and other	(110)	(163)
Accounts payable and accrued liabilities	(97)	(131)
Accrued interest	9	15
Deferred nuclear refueling outage costs	(77)	(34)
Other, net	(12)	(50)

Net cash provided by operating activities	945	793

Cash flows from investing activities
Construction expenditures	(712)	(627)
Combustion turbine asset acquisitions	(98)	—
Nuclear fuel expenditures	(83)	(147)
Change in restricted cash and investments	4	(31)
Purchase of investments	2	(4)
Loans and other receivables
Advances	(4)	(2)
Repayments	8	6
Proceeds from sale of receivables/loans	2	8
Other, net	1	—

Net cash used in investing activities	(880)	(797)

Cash flows from financing activities
Long-term debt
Issues	28	68
Redemptions and repurchases	(464)	(155)
Short-term issues, net	262	97
Payments on combustion turbine financing	(18)	(17)
Payments on equipment financing	(7)	(6)
Financing costs, net	—	(2)
Payments to U.S. Treasury	(20)	(18)

Net cash provided by financing activities	(219)	(33)

Net change in cash and cash equivalents	(154)	(37)
Cash and cash equivalents at beginning of period	536	538

Cash and cash equivalents at end of period	$382	$501

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
(in millions)
For the three months ended March 31, 2007 and 2006

			Accumulated	Accumulated
			Other	Net Expense
	Appropriation	Retained	Comprehensive	of Stewardship		Comprehensive
	Investment	Earnings	Income (Loss)	Programs	Total	Income (Loss)

Balance at December 31, 2005	$4,778	$1,190	$44	$(3,665)	$2,347	$—
Net income (loss)	—	16	—	(2)	14	14
Return on appropriation investment	—	(4)	—	—	(4)	—
Other comprehensive income (Note 2)	—	—	72	—	72	72
Return of appropriation investment	(5)	—	—	—	(5)	—

Balance at March 31, 2006	$4,773	$1,202	$116	$(3,667)	$2,424	$86

Balance at December 31, 2006	$4,758	$1,613	$28	$(3,674)	$2,725	$—
Net income (loss)	—	128	—	(2)	126	126
Return on appropriation investment	—	(5)	—	—	(5)	—
Accumulated other comprehensive loss (Note 2)	—	—	(22)	—	(22)	(22)
Return of appropriation investment	(5)	—	—	—	(5)	—

Balance at March 31, 2007	$4,753	$1,736	$6	$(3,676)	$2,819	$104

For the six months ended March 31, 2007 and 2006

			Accumulated	Accumulated
			Other	Net Expense
	Appropriation	Retained	Comprehensive	of Stewardship		Comprehensive
	Investment	Earnings	Income (Loss)	Programs	Total	(Loss) Income

Balance at September 30, 2005	$4,783	$1,244	$27	$(3,662)	$2,392	$—
Net (loss)	—	(34)	—	(5)	(39)	(39)
Return on appropriation investment	—	(8)	—	—	(8)	—
Accumulated other comprehensive income (Note 2)	—	—	89	—	89	89
Return of appropriation investment	(10)	—	—	—	(10)	—

Balance at March 31, 2006	$4,773	$1,202	$116	$(3,667)	$2,424	$50

Balance at September 30, 2006	$4,763	$1,565	$43	$(3,672)	$2,699	$—
Net income (loss)	—	181	—	(4)	177	177
Return on appropriation investment	—	(10)	—	—	(10)	—
Accumulated other comprehensive loss (Note 2)	—	—	(37)	—	(37)	(37)
Return of appropriation investment	(10)	—	—	—	(10)	—

Balance at March 31, 2007	$4,753	$1,736	$6	$(3,676)	$2,819	$140

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
     Substantially all TVA revenues and assets are attributable to the power program. TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.7 million people. The power program has historically been separate and distinct from the stewardship programs. It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”). Although TVA does not currently receive congressional appropriations, it is required to make payments to the U.S. Treasury in repayment of and as a return on the appropriation investment the United States provided TVA for its power program. Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations. These programs are now funded largely with power revenues. Certain stewardship activities are also funded with various revenues and user fees. TVA’s stewardship activities do not meet the criteria of an operating segment, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, TVA’s stewardship assets and properties are included as part of the power program, TVA’s only operating segment.
     Power rates are established by the TVA Board of Directors (the “TVA Board”) as authorized by the TVA Act. The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; tax equivalent payments to states and counties; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding indebtedness, additional reduction of the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and other purposes connected with TVA’s power business. In setting rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible. Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.
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
     Subsequent to its fourth quarter of 2006 closing, TVA reviewed projects related to construction work in progress and identified errors in classification related primarily to 2006 and prior periods. Based on the results of the review, TVA recorded project write-downs of $5 million in the first quarter of 2007. Additionally, TVA recorded a $4 million expense during the first quarter of 2007 related to pending litigation during the fourth quarter of 2006. These charges are included in Operating and Maintenance expense on the Statement of Income for the six months ended March 31, 2007. TVA uses cash flows from operating activities as its primary measure of materiality. As such, TVA determined that these noncash adjustments were not material to its reported results for prior and current periods on a quantitative basis, based on TVA’s operating cash flows, or on a qualitative basis, and did not require restatement of those results.

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
  Reclassifications
     Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the reclassification of interest income of approximately $6 million and $11 million for the three and six months ended March 31, 2006, respectively, which was previously included in Interest on Debt on the Statement of Income. Interest income is now included in Other Income.
     Beginning with October 2006, certain items previously considered revenue from Sales of Electricity were reclassified as Other Revenue. These items are not directly associated with the sale of electricity, and include delivery point charges, administrative charges, and customer charges. Previously reported sales of electricity of approximately $6 million and $11 million for the three and six months ended March 31, 2006, respectively, are now included in Other Revenue.
     These reclassifications had no effect on previously reported results of operations and net cash flows.
  Revision to Statement of Cash Flows
     As of September 30, 2006, TVA began reporting the allowance for funds used during construction (“AFUDC”) related to construction expenditures and nuclear fuel expenditures as a noncash component of investing activities rather than a noncash component of operating activities. The revised classification is consistent with guidance for the cash flow presentation for capitalized interest. The previous method of reporting AFUDC was consistent with the industry practice for the combined reporting of debt and equity AFUDC. The result of this reclassification is an increase in cash from operating activities of $75 million and an increase in funds used by investing activities of $75 million for the six months ended March 31, 2006.
  Restricted Cash and Investments
     As of March 31, 2007, and September 30, 2006, TVA had $194 million and $198 million, respectively, in Restricted Cash and Investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which result in the funds being reported in Restricted Cash and Investments. The corresponding liability is included in Collateral Funds Held on the March 31, 2007, and September 30, 2006, Balance Sheets.

  Accounts Receivables
     Accounts receivable primarily consist of amounts due from power sales. The table below summarizes the types and amounts of receivables.
Accounts Receivable

	At March 31	At September 30
	2007	2006

Power receivables billed	$243	$303
Power receivables unbilled	908	1,031

Total power receivables	1,151	1,334

Other receivables	23	35
Allowance for uncollectible accounts	(3)	(10)

Net accounts receivable	$1,171	$1,359

  Cost-Based Regulation
     Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” are included in Deferred Nuclear Generating Units and Other Regulatory Assets on the March 31, 2007, and September 30, 2006, Balance Sheets. Components of Other Regulatory Assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, unrealized losses related to power purchase contracts, deferred capital lease asset costs, a deferred loss relating to TVA’s financial trading program, minimum pension liability, and, beginning in 2007, an estimated fuel cost adjustment (“FCA”) related to rate actions taken during 2006. All regulatory assets are probable of recovery in future revenues. Components of Regulatory Liabilities include unrealized gains on coal purchase contracts, deferred trading program gains, and capital lease liabilities.
     TVA’s regulatory assets and liabilities are summarized in the table below.
TVA Regulatory Assets and Liabilities

	At March 31	At September 30
	2007	2006

Regulatory Assets
Minimum pension liability	$914	$914
Nuclear decommissioning costs	420	474
Debt reacquisition costs	221	232
Deferred trading program loss	—	6
Deferred outage costs	124	85
Deferred capital lease asset costs	71	76
Unrealized losses on purchased power contracts	8	22
Fuel cost adjustment	36	—

Subtotal	1,794	1,809
Deferred nuclear generating units	3,325	3,521

Total	$5,119	$5,330

Regulatory Liabilities
Unrealized gain on coal purchase contracts	$237	$487
Deferred trading program gain	2	—
Capital lease liability	78	88

Total	$317	$575

     TVA has established a reserve for future generation funded by power customers which is also classified as a regulatory liability. Because of the nature of the reserve, it is considered as an offset to Property, Plant and Equipment on the March 31, 2007, Balance Sheet. See Reserve for Future Generation in this Note 1.
  Asset Retirement Obligations
     In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” TVA recognizes the fair value of legal obligations associated with the retirement of certain tangible long-lived assets. The fair value of the liability is added to the book value of the associated asset. The liability increases due to the passage of time (accretion expense), based on the time value of money until the obligations settle. Subsequent to the initial recognition, the future liability is adjusted for any periodic revisions to the expected cost of the retirement obligation (changes in estimates to future cash flows) and for accretion of the liability due to the passage of time.
     During the second quarter of 2007, TVA’s total asset retirement obligations (“ARO”) liability increased $105 million. The increase was comprised of $83 million in new AROs plus $22 million in ARO expense (accretion of the liability). Correspondingly for the second quarter of 2006, the ARO liability decreased $62 million. The decrease was comprised of a reduction in estimates to future cash flows of $89 million offset by $27 million in ARO expense.
     During the first six months of 2007, TVA’s total ARO liability increased $127 million. The increase was comprised of $83 million in new AROs plus $44 million in ARO expense (accretion of the liability). Correspondingly for the first six months of 2006, the ARO liability decreased $36 million. The decrease was comprised of a reduction in estimates to future cash flows of $89 million offset by $53 million in ARO expense.
Reconciliation of Asset Retirement Obligations Liability

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Balance at beginning of period	$2,007	$1,883	$1,985	$1,857

Changes in nuclear estimates to future cash flows	82	(89)	82	(89)
Non-nuclear additional obligations	1	—	1	—

	83	(89)	83	(89)

Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	15	23	30	46
Non-nuclear accretion (charged to expense)	7	4	14	7

	22	27	44	53

Balance at end of period	$2,112	$1,821	$2,112	$1,821

     TVA periodically reviews the estimated costs of decommissioning its nuclear plants. Based on a cost study, TVA reduced the liability $89 million in 2006. Based on a 2007 cost study, which accounted for biennial changes in labor rates, the liability was increased $82 million.
  Energy Prepayment Obligations
     As of March 31, 2007, TVA had entered into sales agreements for 54.5 discounted energy units totaling $54.5 million. Total credits applied to power billings on a cumulative basis during the life of the program through March 31, 2007, exceeded $23.0 million. Of this amount, over $1 million was recognized as revenue for each of the quarterly periods ended March 31, 2007, and 2006.
     In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years for a fixed amount of kilowatt-hours. The amount of the prepayment was $1.5 billion. The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period. Total credits applied to power billings on a cumulative basis through March 31, 2007, exceeded $340 million. Of this amount, $25 million was recognized as revenue for each of the quarterly periods ended March 31, 2007, and 2006. These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.

     At March 31, 2007, and September 30, 2006, obligations for these energy prepayments were $1,191 million and $1,244 million, respectively. These amounts are included in Energy Prepayment Obligations and Current Portion of Energy Prepayment Obligations on the March 31, 2007, and September 30, 2006, Balance Sheets.
  Impact of New Accounting Pronouncements and Interpretations
     Accounting Changes and Error Corrections. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became effective for TVA beginning in 2007.
     Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, TVA is evaluating the requirements of this statement and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.
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
     The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. TVA plans to apply the new standard for its 2007 year-end financial statements and recognize on its 2007 Balance Sheet the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of $368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.

     Fair Value Option. In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions in this statement are elective. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” At this time, TVA is evaluating the requirements of this statement and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.
     Offsetting Amounts. On April 30, 2007, FASB issued FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in the FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. At this time, TVA is evaluating the requirements of this guidance and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.
     Accounting for Misstatements. On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Application of the guidance will become effective for TVA with its annual report for the year ending September 30, 2007. TVA is not aware of any potential misstatements at this time.
  Reserve for Future Generation
     During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that it believes will be required to meet future power demand in its service area. Because these amounts are intended to fund future costs, they were deferred as a regulatory liability. The reserve is funded by power customers based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for the six months ended March 31, 2007, amounted to $34 million, and these amounts are recorded as a regulatory liability on the March 31, 2007, Balance Sheet as a component of Completed Plant. These and other funds collected for future generation will be amortized to revenue over the useful lives of the generating assets acquired or constructed in order to match revenue with the corresponding depreciation expense of these assets on the Statement of Income. This revenue recognition process will begin when the assets are placed into service.
     In December 2006, TVA purchased two combustion turbine facilities for a combined purchase price of $98 million. One facility is a 742-megawatt winter peaking capacity, dual-fuel combustion turbine facility and includes certain related transmission facilities. The second facility is a 555-megawatt winter peaking capacity, natural gas-fired combustion turbine facility. The 555-megawatt capacity facility was available for service in January 2007, and the 742-megawatt facility is scheduled to be available for service during the third quarter of 2007. During the second quarter of 2007, depreciation related to the 555-megawatt plant was $0.2 million. TVA also recognized revenue of $0.2 million during the same period consistent with the manner in which the related asset is being depreciated.

2. Accumulated Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources. The decrease for the three and six months ended March 31, 2007, and the increase for the three and six months ended March 31, 2006, were due to unrealized gains and losses related to mark-to-market valuation adjustments for certain derivative instruments.
Total Other Comprehensive Income (Loss) Activity

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Accumulated other comprehensive income at beginning of period	$28	$44	$43	$27
Changes in fair value:
Inflation swap	8	5	9	(5)
Foreign currency swaps	(30)	67	(46)	94

Accumulated other comprehensive income at end of period	$6	$116	$6	$116

Note:
Foreign currency swap changes are shown net of reclassifications from Other Comprehensive Income to earnings. The amounts reclassified from Other Comprehensive Income resulted in an increase to earnings of $6 million for the second quarter of 2007 and $57 million for the six months ended March 31, 2007, and an increase to earnings of $31 million for the second quarter of 2006 and a charge to earnings of $9 million for the six months ended March 31, 2006.
3. Debt Securities
  Debt Outstanding
     The TVA Act authorizes TVA to issue Bonds up to a total of $30 billion outstanding at any one time. Debt outstanding at March 31, 2007, including net translation losses of $252 million related to long-term debt denominated in foreign currencies, consisted of the following:
Debt Outstanding

	At March 31	At September 30
	2007	2006

Short-term debt
Discount notes (net of discount)	$2,638	$2,376
Current maturities of long-term debt	50	985

Total short-term debt, net	2,688	3,361

Long-term debt
Long-term	20,275	19,722
Unamortized discount	(178)	(178)

Total long-term debt, net	20,097	19,544

Total outstanding debt	$22,785	$22,905

  Bond Tests
     The TVA Act and the Basic Tennessee Valley Authority Power Bond Resolution each contain two bond tests: the rate test and the bondholder protection test.
     Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for:
•	Operation, maintenance, and administration of its power system,

•	Payments to states and counties in lieu of taxes (“tax equivalent payments”),

•	Debt service on outstanding Bonds,

•	Payments to the U.S. Treasury as a repayment of and a return on the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and

•	Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.
     Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:
•	The depreciation accruals and other charges representing the amortization of capital expenditures, and

•	The net proceeds from any disposition of power facilities,

for either

•	The reduction of its capital obligations (including Bonds and the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities), or

•	Investment in power assets.
     TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.
  Debt Securities Activity
     The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2006, to March 31, 2007.
Bond Activity

	Date	Amount	Interest Rate

Redemptions/Maturities:

electronotes®	First Quarter 2007	$2	4.65%
	Second Quarter 2007	5	4.78%
2001 Series D	December 2006	75	4.88%
1997 Series A	January 2007	382	6.64%

Total		$464

Issuances:
electronotes®	First Quarter 2007	$9	5.50%
	Second Quarter 2007	19	5.29%

		$28

Note:
electronotes® interest rate is a weighted average rate.
The 1997 Series A interest rate is the effective swapped interest rate.

4. Risk Management Activities and Derivative Transactions
     TVA is exposed to market risks. These market risks include risks related to commodity prices, investment values, interest rates, currency exchange rates, inflation, and credit risk. To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures. It is TVA’s policy to enter into derivative transactions solely for hedging purposes and not for speculative purposes.
     The recorded amounts of certain of these derivative instruments are summarized in the table below.
Mark-to-Market Value of Derivative Instruments

	At March 31	At September 30
	2007	2006

Inflation Swap	$—	$22
Interest Rate Swap	(122)	(131)

Currency Swaps:
Sterling	52	47
Sterling	139	133
Sterling	67	66

Swaptions:
$1 Billion Notional	(274)	(296)
$28 Million Notional	(3)	(3)
$14 Million Notional	(1)	(2)

Coal Contracts with Volume Options	237	487

Purchase Power Option Contracts	(8)	(22)
     TVA has a financial trading program under which TVA can purchase swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices. At March 31, 2007, TVA had 409 futures contracts outstanding under the program with an approximate market value of $33 million, as shown in the following table.

Financial Trading Program Activity

	Three Months Ended		Six Months Ended
	March 31, 2007		March 31, 2007
	Notional	Contract	Notional	Contract
	Amount	Value	Amount	Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)

Futures contracts
Financial positions, beginning of period, net	6,910,000	$54	4,290,000	$35
Purchased	2,320,000	17	6,580,000	49
Settled	(5,140,000)	(37)	(6,780,000)	(49)
Realized (losses)	—	(3)	—	(4)

Net positions-long	4,090,000	31	4,090,000	31

Swap Futures
Financial positions, beginning of period, net	—	—	1,822,500	11
Fixed portion	387,500	3	387,500	3
Floating portion — realized	(387,500)	(3)	(2,210,000)	(12)
Realized (losses)	—	—	—	(2)

Net positions-long	—	—	—	—

Holding gains (losses)
Unrealized (loss) at beginning of period, net	—	(8)	—	(6)
Unrealized gain for the period	—	10	—	8

Unrealized gain at end of period, net	—	2	—	2

Financial positions at end of period, net	4,090,000	$33	4,090,000	$33

     For the three and six months ended March 31, 2007, TVA recognized realized losses of about $3 million and $6 million, respectively, which were recorded as an increase to purchased power expense. Unrealized gains at March 31, 2007, totaled about $2 million, representing an increase of $10 million for the quarter. TVA deferred the $2 million unrealized gain as a regulatory liability in accordance with its new FCA rate mechanism. TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.
5. Benefit Plans
     TVA sponsors a defined benefit pension plan that covers most of its full-time employees, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and other postemployment benefits such as workers’ compensation.
     The following table provides the components of net periodic benefit cost for the plans.
TVA Benefit Plans

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	March 31		March 31		March 31		March 31
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$30	$31	$2	$2	$60	$63	$3	$4
Interest cost	123	110	6	6	246	220	12	14
Expected return on plan assets	(143)	(122)	—	—	(286)	(245)	—	—
Amortization of prior service costs	9	9	1	2	18	18	2	3
Amortization of losses	21	33	2	4	41	66	4	8

Net periodic benefit	$40	$61	$11	$14	$79	$122	$21	$29

     The Board approved $75 million in pension contributions for 2007 with scheduled contributions of $38 million and $37 million to be made in March and September, respectively. During the six months ended March 31, 2007, TVA made $38 million in contributions to its pension plan. TVA does not separately set aside assets to fund benefit costs other than pensions, but rather funds such costs on an as-paid basis. TVA provided approximately $10 million during the six months ended March 31, 2007, to fund these other benefits costs.
6. Project Write-Downs
     During the first quarter of 2007, TVA recognized write-downs totaling $22 million in Operating and Maintenance expense on TVA’s Statement of Income. These write-downs, related to certain construction work in progress assets, were due to the cancellation and deferral of certain projects. The largest write-down was $17 million for the deferral of the flue gas desulphurization (“scrubber”) project at Unit 5 of TVA’s Colbert Fossil Plant (“Colbert Unit 5”), originally intended to be built in 2010. The scheduling of certain clean-air projects has shifted, resulting in the deferral of the Colbert Unit 5 scrubber project until 2014. Because of the extended deferral period, TVA charged the capitalized costs to earnings based on the uncertainty of future benefit that would be realized from the work completed thus far once the project is ultimately completed.
7. Legal Proceedings
     TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below.
  Economy Surplus Power Case
     On August 31, 1999, suit was filed against TVA in the United States District Court for the Northern District of Alabama by Birmingham Steel Corporation, on behalf of itself and a class of TVA industrial customers that contracted for economy surplus power. While Birmingham Steel Corporation was the original class representative, it filed for bankruptcy and was excluded from the class. Johns Manville Corporation was substituted as the class representative. The lawsuit alleges that TVA overcharged for economy surplus power during the summer of 1998 by improperly including some incremental costs when calculating the price of economy surplus power. The class members seek over $100 million in damages. On April 18, 2006, the district court ruled on motions for summary judgment filed by both sides. The court held that TVA improperly included charges for approximately 500 hours of power purchased in advance and breached the contracts. The court rejected TVA’s position that the additional price charged for all hours represented actual incremental costs incurred by TVA in supplying economy surplus power and thus was an appropriate part of the economy surplus power contract price. The court granted the plaintiffs’ motion for summary judgment on liability, even though it acknowledged that there are disputed factual issues as to TVA’s defenses. On July 31, 2006, the court reconsidered its decision on summary judgment with respect to TVA’s affirmative defenses and held that TVA is entitled to a trial on its affirmative defenses. The parties engaged in mediation in December 2006. The parties have reached a settlement agreement under which TVA will pay approximately $18 million to resolve the case. To be effective, the settlement must be approved by the United States District Court of the Northern District of Alabama, which has not yet occurred. The previously scheduled trial in this case has been cancelled.
  Case Against TVA and 22 Electric Cooperatives
     On December 2, 2004, the United States District Court for the Middle District of Tennessee dismissed a lawsuit filed by John McCarthy, Stan Cooper, Joe Sliger, Mike Bell, Don Rackley, Terry Motley, Billy Borchert, Jim Foster, and Ryan Hargis on behalf of themselves and all others similarly situated against TVA and the Middle Tennessee Electric Membership Cooperative, Appalachian Electric Cooperative, Caney Fork Electric Corporation, Inc., Chickasaw Electric Cooperative, Cumberland Electric Membership Corporation, Duck River Electric Membership Corporation, Fayetteville Public Utilities, Forked Deer Electric Cooperative, Inc., Fort Loudoun Electric Cooperative, Gibson Electric Membership Corporation, Holston Electric Cooperative, Inc., Meriwether Lewis Electric Cooperative, Mountain Electric Cooperative, Inc., Pickwick Electric Cooperative, Plateau Electric Cooperative, Powell Valley Electric Cooperative, Sequachee Valley Electric Cooperative, Southwest Tennessee Electric Membership Corporation, Tennessee Valley Electric Cooperative, Tri-County Electric Membership Corporation, Tri-State Electric Membership Corporation, Upper Cumberland Electric Membership Corporation, and Volunteer Energy Cooperative. The lawsuit in part challenged TVA’s practice of setting rates for electric power charged by distributor customers through TVA’s contracts with distributor customers. In granting the defendants’ motions to dismiss, the court held that the claims alleging violations of state law failed because the plaintiffs (consisting of Tennessee residents and customers of certain of the cooperatives) had not completed the steps necessary to bring these claims in court.

With respect to the claim against TVA, the court held that the alleged violations of federal law failed as a matter of law because Congress had specifically authorized TVA to set the rates charged by distributor customers through TVA’s contracts with distributor customers. The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), and on October 17, 2006, the Sixth Circuit affirmed the district court’s decision, holding, among other things, that TVA’s rates were not subject to judicial review and that TVA is not subject to antitrust liability when doing so would interfere with TVA’s purposes.
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
  Case Involving Alleged Modifications to the Colbert Fossil Plant
     The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and implementing regulations at TVA’s Colbert Fossil Plant, a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to one of the power generating units, specifically Colbert Unit 5, without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the U.S. Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006. Briefing of the appeal to the Eleventh Circuit was completed in July 2006. Oral argument of the appeal was held on January 11, 2007. If the decision is reversed on appeal, there is a reasonable possibility that TVA will be ordered to install additional controls on Colbert Unit 5.
  Case Involving Alleged Modifications to Bull Run Fossil Plant
     The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the Sixth Circuit. Amicus curiae briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed an amicus curiae brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal. However, TVA is already installing or has installed the control equipment that plaintiffs seek to require of TVA in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA.

     Case Involving Opacity at Colbert
        On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties, but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings, and the plaintiffs filed a motion for summary judgment. On May 23, 2006, the district court issued orders staying the matter until a decision is issued in a CAA case accepted by the United States Supreme Court (the “Supreme Court”), United States v. Duke Energy; referring the action to mediation to be completed before the close of business on December 15, 2006, unless the district court extends the deadline; and denying as moot the plaintiffs’ motions to hold TVA liable (with leave to file again, if necessary, after the stay is lifted). On May 26, 2006, the plaintiffs asked the district court to reconsider its orders and in the alternative to allow an interlocutory appeal, and on July 5, 2006, the district court denied plaintiffs’ motion. Mediation was unsuccessful. On January 22, 2007, the district court partially lifted the stay on the issue of liability, and on March 5, 2007, the district court fully lifted the stay. On April 5, 2007, the plaintiffs moved for summary judgment. No trial date has been set.
     Case Brought by North Carolina Alleging Public Nuisance
        On January 30, 2006, North Carolina’s Attorney General filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances. On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the appeal to the Fourth Circuit was completed in January 2007, and the case is set for oral argument before the Fourth Circuit during the term of court beginning in September 2007. Trial remains scheduled in the district court for the term of the court which begins in October 2007.
     Case Involving North Carolina’s Petition to the EPA
        In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for sulfur dioxide and nitrogen oxides emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of Columbia Circuit.
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

     East Kentucky Power Cooperative Transmission Case
        In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky Power Cooperative (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009. After agreeing to become Warren’s power supplier, East Kentucky asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service. (With the exception of wheeling power to Bristol, Virginia, the anti-cherrypicking provision precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.) East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree to provide the interconnections, and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order, on the grounds that this order violated the anti-cherrypicking provision. On December 7, 2006, Warren announced its intention to withdraw its notice to terminate its existing power contract. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination and the parties extended the term of the TVA power contract through June 11, 2016. Given this agreement, East Kentucky no longer needs to establish interconnections to TVA’s transmission system. Accordingly, it is likely that the FERC proceeding and the resulting litigation will eventually be dismissed and not proceed to a conclusion.
     Claim Involving Areva Fuel Fabrication
        On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”). AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W provided fuel fabrication services for TVA’s Bellefonte Nuclear Plant. AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased. In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to approximately $25.8 million. On April 13, 2007, the Contracting Officer issued a final decision denying the claim. On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $25.8 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee. TVA is reviewing the complaint and preparing its response.
     Notification of Potential Liability for Ward Transformer Site
        TVA has been notified by one of the parties involved with clean-up of the Ward Transformer (“Ward”) Superfund Site, a facility located in Raleigh, North Carolina, that it considers TVA a potentially responsible party and intends to pursue a claim against TVA. The Ward site is one of two non-TVA areas identified in TVA’s Annual Report for which TVA was unable to estimate its potential liability. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site. There is evidence that in the summer of 1974 TVA sent transformers to Ward that contained PCBs. Several responsible parties have entered into a settlement agreement with EPA to clean up on-site contamination at the site, and the cost of the on-site cleanup is currently estimated to be $20 million. EPA is also investigating off-site contamination from Ward operations, which may extend to the Neuse River and includes water bodies in a county and state park. The State of North Carolina has issued fish consumption advisories due to PCBs in areas up to 20 miles downstream of the Ward site. The expansion of the area believed to have been contaminated offsite and the potential for assessments of natural resource damages to liable parties could substantially raise the cleanup costs. As yet there is no formal estimate of the costs associated with this site or any potential damages. It is unknown at this time what level of liability, if any, TVA will have in these matters, whether it will be required to contribute, and, if so, how much such a contribution would be.

        TVA is engaged in various administrative and legal proceedings arising from employment disputes. These matters are governed by federal law and involve issues typical of those encountered in the ordinary course of business of a utility. They may include allegations of discrimination or retaliation (including retaliation for raising nuclear safety or environmental concerns), wrongful termination, and failure to pay overtime. Adverse outcomes in these proceedings would not normally be material to TVA’s results of operations, liquidity, and financial condition, although it is possible that some outcomes could require TVA to change how it handles certain personnel matters or operates its plants.
        In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $21 million with respect to the proceedings described above as of March 31, 2007, as well as approximately $12 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.
8. Subsequent Events
     Significant Litigation to Which TVA Is Not a Party
        On April 2, 2007, in Massachusetts v. EPA, a case concerning whether EPA has the authority and duty to regulate carbon dioxide emissions under the CAA, the Supreme Court found that greenhouse gases, including carbon dioxide, are pollutants under the CAA and thus EPA does have the authority to regulate these gases. The Supreme Court also concluded that EPA’s refusal to regulate these pollutants was based on impermissible reasons, and remanded the case to EPA to “ground its reasons for action or inaction in the statute.” While this case focused on carbon dioxide emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.
        On April 2, 2007, the Supreme Court also issued an opinion in the case of Unites States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects significantly increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.
        TVA is currently involved in two NSR cases (one involving Bull Run and another at Colbert). See Note 7 in this Quarterly Report for a discussion of these cases. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction (“SCR”) systems are not installed, under construction, or planned to be installed in the relatively near term.
        At this point, no estimate can be made regarding the impact of any such suits on TVA.
     Debt Securities
        In April 2007, TVA issued $4 million of electronotes® with an interest rate of five percent which mature in 2014 and are callable beginning in 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)
          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of the Tennessee Valley Authority (“TVA”). The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Annual Report”).
Business Overview
     Financial Outlook
          As of March 31, 2007, TVA’s net income for 2007 is forecasted to be about $60 million, or 13.9 percent, less than budgeted, primarily because of mild winter weather and dry conditions in the Tennessee Valley during the first half of 2007. Power sales are 2.8 percent below budgeted amounts for the six months ended March 31, 2007, as a result of decreased demand primarily due to unseasonable weather. Hydro generation, TVA’s cheapest source of power, is 27.8 percent below budget for the six months ended March 31, 2007, primarily due to the dry conditions. The three-month period of January through March was the driest on record in the eastern Tennessee Valley in 118 years. Rainfall was 67 percent of normal and runoff was 62 percent of normal for the eastern Tennessee Valley. It is assumed that the dry conditions will continue throughout the remainder of the year. Because of the lack of rainfall and runoff, TVA is operating its reservoir system to help ensure there is sufficient water for navigation, industrial process cooling, and other purposes.
          The effects of the weather on sales, additional purchased power due to more outage days, and lower rated electrical capabilities of generating equipment (deratings), along with higher fuel prices have increased TVA’s delivered cost of power in 2007. Additionally, these factors contributed to a lower balance of cash and cash equivalents on hand as of March 31, 2007. In response, management has identified cost reductions in operating and maintenance activities to be implemented over the remainder of the year.
     Strategic Plan
          On March 30, 2007, President and Chief Executive Officer (“CEO”) Tom Kilgore presented a report to the TVA Board of Directors (the “TVA Board”) on the development of the 2007 Strategic Plan which would provide strategic direction for TVA in light of the significant changes in the electric utility industry landscape during the past several years. Retail competition in the country has stalled and wholesale competition is evolving slowly. Several new issues have emerged including escalating fuel prices, a growing need to learn how to use energy more efficiently, and an increasing desire for a cleaner environment. The Strategic Plan will focus on leveraging TVA’s strengths and addressing customer, financial, operational, and organizational actions necessary for TVA to support the region’s future growth and success in a rapidly changing business environment. The proposed policy-level plan would provide strategic direction for the next ten years. The plan is out for public comment. The TVA Board will consider adoption of the plan thereafter. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview in TVA’s Annual Report for more information regarding TVA’s strategy and the challenges that TVA may face.
     New Generation
          In order to help balance the use of purchased power and its own generation to meet growing power supply needs in its service area, TVA purchased two additional combustion turbine facilities in December 2006. The Gleason facility was available for service in January 2007, and the Marshall County facility is scheduled to be available for service during the third quarter of 2007.
          TVA expects that Browns Ferry Nuclear Plant Unit 1 (“Browns Ferry Unit 1”) will return to service in the spring of 2007. A major project milestone in achieving that goal was realized when fuel loading was completed in December 2006. The cost of the project may be slightly more than TVA’s original estimate because of steam dryer modifications, the selection of Browns Ferry Unit 1 as the lead plant for extended power up-rate, and schedule adjustments that optimize timing with the Browns Ferry Nuclear Plant Unit 2 refueling outage. Even with the possible increase over the project’s budget, restart costs are still projected to be about $1.8 billion (exclusive of allowance for funds used during construction (“AFUDC”) and asset retirement obligation costs). Browns Ferry Unit 1 is expected initially to provide additional generating capacity of approximately 1,150 megawatts and eventually to provide

1,280 megawatts of capacity. At March 31, 2007, the restart work at Browns Ferry Unit 1 was approximately 99.5 percent complete. The cost of the project as of March 31, 2007, was $1,785 million excluding AFUDC of $233 million.
          Another option being evaluated by TVA for additional generating capacity is the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) upon which construction was halted in 1985. TVA continues to consider whether to complete the Watts Bar Unit 2 reactor and is in the process of conducting a detailed scoping, estimating and planning study to determine the project’s cost and scheduling. Separately, TVA has prepared a draft report evaluating potential environmental impacts under the requirements of the National Environmental Policy Act. The draft environmental report states that completing construction of the unit is TVA’s preferred course of action, although TVA will make no decision on whether to complete Watts Bar Unit 2 until the scoping study is complete.
          During the second quarter of 2007, the TVA Board authorized the purchase of the Tenaska Brownsville site in southwest Tennessee. The Tenaska site formerly housed three combustion turbines. Although the combustion turbines are no longer on the site, some of the plant equipment and buildings remain, and the site can be converted to a natural gas combined-cycle facility capable of generating about 600 to 900 megawatts of electricity in the summer. TVA is currently evaluating alternatives for the completion of the site.
          In addition, during the second quarter of 2007, the TVA Board approved leasing the Caledonia combined-cycle facility located near Columbus, Mississippi, subject to the negotiation of a lease agreement. The Caledonia combined-cycle facility consists of three combined-cycle units with a nominal capacity of 813 megawatts and a capacity of 750 megawatts in the summer. Although TVA is still negotiating the lease for the Caledonia facility, TVA has already begun receiving power from the facility under a conversion services agreement.
          TVA is also working with distributor customers to explore distributor ownership and development opportunities that may exist related to new power generation facilities. Such agreements may potentially provide new sources of power for use in meeting power demand in the areas served by TVA and distributors of TVA power in addition to the actions reported above.
     Service Reliability
          On January 31, 2007, TVA met an all-time winter peak of 30,320 megawatts with no connection point interruptions on TVA’s system.
          Continuing dry conditions may have further impact on TVA’s operations for the remainder of the fiscal year in several areas. There may be a loss of hydro generation due to balancing water for generation with potential summer reliability thermal issues related to the temperature of cooling water discharged from fossil plants. To a lesser degree, low water levels may result in disruption of fuel delivery by barge. TVA management is currently reviewing these issues and expects to have plans in place before the anticipated increased electricity demand during the summer months.
          In addition, TVA has participated in meetings to address deficiencies in hydro production on the Cumberland River due to safety issues resulting from increased seepage rates at the U.S. Army Corps of Engineers’ Wolf Creek Dam. In light of these safety issues, the Southeastern Power Administration (“SEPA”) has not been able to provide TVA and other customers with all of the power that it is required to provide under its contractual arrangements with these parties. SEPA’s performance under these arrangements will continue to be monitored to assess how the deficiencies in hydro production will affect TVA and other customers with an interest in the output of the Cumberland River system.
          The scheduled outage of Unit 3 at TVA’s Paradise Fossil Plant (which began on March 17, 2007, and was to end on April 29, 2007) has been extended through May 30, 2007, to correct an issue with a turbine rotor. During this additional period, TVA expects that the plant’s output will be reduced by 1,026 megawatts. TVA is using other generating assets to replace the lost power, and it is not yet known if TVA will have to purchase additional power to replace the output from Paradise Unit 3 or what the ultimate financial impact of the extended outage will be.
          The Federal Energy Policy Act of 2005 authorized the establishment of an Electric Reliability Organization (“ERO”) with oversight powers granted by the Federal Energy Regulatory Commission (“FERC”). This legislation makes compliance with ERO reliability standards mandatory and enforceable. All users, owners, and operators of the bulk electric system, including TVA, are subject to these standards. Effective July 2006, FERC selected the North American Electric Reliability Corporation to serve as the ERO. Beginning June 4, 2007, fines may be imposed for non-compliance with ERO reliability standards.

     Increased Fuel and Purchased Power Costs
          In July 2006, the TVA Board approved the implementation of a fuel cost adjustment (“FCA”) to be applied quarterly, beginning on October 1, 2006, as a mechanism to adjust TVA’s rates to reflect changing fuel and purchased power costs from the amounts included in TVA’s base rates. Due to the revised forecasts for the second quarter of 2007, the adjustment implemented on April 1, 2007, was an increase of 0.84 cents per kilowatt-hour and is expected to produce an estimated $29 million in revenue during the third quarter of 2007. The FCA had no effect on rates prior to January 1, 2007. The FCA was initially set to zero and had its first impact on rates beginning January 1, 2007, at which time rates increased 0.01 cents per kilowatt-hour. As of March 31, 2007, TVA had recognized a regulatory asset of $36 million representing deferred power costs to be recovered through the FCA adjustments in future periods.
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
          Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the six months ended March 31, 2007, and 2006, follows:
Summary Cash Flows
For the Six Months Ended March 31

	2007	2006

Cash provided by (used in)
Operating activities	$945	$793
Investing activities	(880)	(797)
Financing activities	(219)	(33)

Net decrease in cash and cash equivalents	$(154)	$(37)

          Issuance of Debt. TVA issued power bonds of $28 million during the six months ended March 31, 2007, while redeeming power bonds of $464 million. In April 2007, TVA issued $4 million of electronotes® with an interest rate of five percent which mature in 2014 and are callable beginning in 2008. For more information regarding TVA’s debt activities, see Notes 3 and 8.
          Credit Facilities. In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities. In November 2006, TVA renewed the credit facility with the November 12, 2006, maturity date. The new maturity date for this credit facility is November 11, 2007. In May 2006, TVA renewed the credit facility with the May 16, 2007, maturity date. The new maturity date for this credit facility is May 14, 2008. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at March 31, 2007. TVA anticipates renewing each credit facility from time to time.

     Comparative Cash Flow Analysis
          2007 Compared to 2006
          Net cash provided by operating activities increased $152 million from $793 million to $945 million for the six months ended March 31, 2006, and 2007, respectively. This increase resulted from:
•	An increase in cash provided by operating revenues of $261 million resulting primarily from higher average rates and increased demand for industries directly served in the first six months of 2007;

•	Less cash paid for interest of $27 million in the first six months of 2007; and

•	Proceeds from customers of $34 million in the first six months of 2007 related to a future generation reserve.
          These items were partially offset by:
•	An increase in cash paid for fuel and purchased power of $145 million due to higher volume of fuel and purchased power as well as increased market prices for fuel;

•	An increase in tax equivalent payments of $30 million; and

•	An increase in expenditures for nuclear refueling outages of $43 million due to two planned outages in the first six months of the current year compared to one planned outage in the prior year.
          Changes in components of working capital resulted in a $12 million source of cash for the first six months of 2007 compared to a $61 million use of cash for the same period in 2006. This change resulted primarily from:
•	A smaller increase in inventories and other of $53 million in the first six months of 2007 due to higher beginning fuel inventories in the current year resulting in decreased purchases of coal; and

•	A smaller decrease in accounts payable and accrued liabilities of $34 million in the first six months of 2007 due to timing of accruals and an increase in distributor revenues collected in advance.
          These items were partially offset by:
•	An $8 million reduction in accounts receivable collections; and

•	A smaller increase in accrued interest of $6 million.
          Cash used in investing activities increased $83 million from the first six months of 2006 to the first six months of 2007. The increase was primarily due to:
•	An increase in expenditures for capital projects of $85 million primarily due to increased expenditures of $84 million related to the Watts Bar Steam Generator Replacement project and a corresponding increase in AFUDC of $20 million, partially offset by a decrease in expenditures for the Browns Ferry Unit 1 restart of $30 million; and

•	An increase in expenditures of $98 million to acquire the Gleason and Marshall County combustion turbine facilities.
          These items were partially offset by:
•	A decrease in expenditures for the enrichment and fabrication of nuclear fuel of $64 million related to the restart of Browns Ferry Unit 1; and

•	A larger source from collateral deposits in the first six months of 2007 of $35 million as compared to the first six months of 2006. See Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Investments.

          Net cash used in financing activities increased $186 million from the first six months of 2006 to the first six months of 2007 primarily due to:
•	A decrease of $40 million in long-term debt issues; and

•	An increase in redemptions and repurchases of long-term debt of $309 million.
          These items were partially offset by an increase in net issuances of short-term debt of $165 million in the first six months of 2007 compared to the same period in the prior year.
     Cash Requirements and Contractual Obligations
          The estimated cash requirements and contractual obligations for TVA as of March 31, 2007, are detailed in the following table.
Commitments & Contingencies

	Total	2007 (1)	2008	2009	2010	2011	Thereafter

Debt (2)	$22,711	$2,638	$90	$2,030	$63	$1,015	$16,875
Interest payments relating to debt	21,099	600	1,173	1,117	1,063	1,032	16,114
Leases
Non-cancelable operating	114	22	40	26	13	5	8
Capital	240	31	59	58	57	29	6
Power purchase obligations	4,596	117	162	171	173	174	3,799
Purchase obligations
Fuel purchase obligations	3,342	1,029	543	504	482	223	561
Other obligations	454	107	205	125	8	2	7
Payments on other financings	1,507	35	89	85	89	95	1,114
Payment to the U.S. Treasury (3)
Return of appropriation investment	150	20	20	20	20	20	50
Return on appropriation investment	282	20	23	22	21	20	176
Retirement plans	44	44	—	—	—	—	—

Total	$54,539	$4,663	$2,404	$4,158	$1,989	$2,615	$38,710

Notes:

(1)	Period April 1 — September 30, 2007.

(2)	Does not include noncash items of foreign currency valuation loss of $252 million and unamortized discount of $178 million.

(3)	TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million. TVA may draw any portion of the authorized $150 million during the year. Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less. During 2006, the daily average outstanding balance was $131 million. TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest. Because of this practice, there was no outstanding balance on the note as of March 31, 2007. Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at March 31, 2007.
          In addition to the cash requirements above, TVA has contractual obligations to provide power related to energy prepayments. See Note 1 — Energy Prepayment Obligations.

	Total	2007*	2008	2009	2010	2011	Thereafter

Energy prepayment obligations	$1,191	$53	$106	$105	$105	$105	$717

Note:

*	Period April 1 — September 30, 2007.
          Bear Creek Dam is experiencing foundation problems as evidenced by seepage through the foundation of the dam. A Draft Environmental Impact Statement is scheduled for publication in May 2007. Preliminary cost estimates of alternative solutions identified range from $20 million to $40 million, and these amounts are not included in the table above. Additional detailed engineering and site work is needed to finalize the estimates. Additional reviews will also be required by the U. S. Fish and Wildlife Service, the U.S. Army Corps of Engineers, and stakeholders/focus groups.

Results of Operations
     Financial Results
          The following table compares operating results and selected statistics for the three and six months ended March 31, 2007, and 2006.
Summary Statements of Income

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Operating revenues	$2,277	$2,048	$4,381	$4,100
Operating expenses	(1,891)	(1,766)	(3,679)	(3,593)

Operating income	386	282	702	507
Other income	18	16	30	28
Unrealized gain on derivative contracts, net	16	21	31	35
Interest expense, net	(294)	(305)	(586)	(609)

Net income (loss)	$126	$14	$177	$(39)

Sales (millions of kWh)	43,760	41,585	83,275	83,060

Heating degree days (normal 1,874 and 3,194, respectively)	1,632	1,609	2,859	2,962
Cooling degree days (normal 9 and 68, respectively)	63	20	126	139

Combined degree days (normal 1,883 and 3,262, respectively)	1,695	1,629	2,985	3,101

          Net income for the second quarter of 2007 was $126 million compared to net income of $14 million for the same period in 2006. Significant items contributing to the $112 million increase in net income for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, included a $229 million increase in operating revenues, an $11 million decrease in net interest expense, and a $2 million increase in other income. These items were partially offset by a $125 million increase in operating expenses and a $5 million decrease in unrealized gain on derivative contracts, net.
          Net income through the first two quarters of 2007 was $177 million compared to a net loss of $39 million for the same period in 2006. Significant items contributing to the $216 million change in net income for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, included a $281 million increase in operating revenues, a $23 million decrease in net interest expense, and a $2 million increase in other income. These items were partially offset by an $86 million increase in operating expenses and a $4 million decrease in unrealized gain on derivative contracts, net.
          Operating Revenues. Below is a detailed table of operating revenues for the three and six months ended March 31, 2007, and 2006.
Operating Revenues

	Three Months Ended			Six Months Ended
	March 31			March 31
			Percent			Percent
	2007	2006	Change	2007	2006	Change

Sales of Electricity
Municipalities and cooperatives	$1,922	$1,745	10.1%	$3,664	$3,508	4.4%
Industries directly served	301	245	22.9%	603	475	26.9%
Federal agencies and other	26	32	(18.8%)	51	58	(12.1%)
Other revenue	28	26	7.7%	63	59	6.8%

Total operating revenues	$2,277	$2,048	11.2%	$4,381	$4,100	6.9%

     Significant items contributing to the $229 million increase in operating revenues for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, include:
•	A $177 million increase in revenues from municipalities and cooperatives attributable to increased sales of 6.9 percent and an increase in average rates of 4.1 percent; and

•	A $56 million increase in revenues from industries directly served attributable to increased sales of 0.1 percent and an increase in average rates of 23.4 percent.
     Average rates increased primarily due to the 10.0 percent increase in firm wholesale electric rates effective April 1, 2006, partially offset by the 4.5 percent decrease in firm wholesale electric rates effective October 1, 2006.
     These items were partially offset by a $5 million decrease in revenues from off-system sales (included in Federal Agencies and Other) due to decreased sales of 58.4 percent and a decrease in average rates of 20.8 percent, reflecting unfavorable market conditions.
     Significant items contributing to the $281 million increase in operating revenues for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, include:
•	A $156 million increase in revenues from municipalities and cooperatives attributable to increased sales of 0.1 percent and an increase in average rates of 5.2 percent; and

•	A $128 million increase in revenues from industries directly served attributable to increased sales of 1.3 percent and an increase in average rates of 26.0 percent.
     Average rates increased mainly due to the 10.0 percent increase in firm wholesale electric rates effective April 1, 2006, partially offset by the 4.5 percent decrease in firm wholesale electric rates effective October 1, 2006.
     These items were partially offset by a $5 million decrease in revenues from federal agencies directly served (included in Federal Agencies and Other) reflecting a decrease in average rates of 2.0 percent and decreased sales of 8.1 percent, primarily as a result of a decrease in demand by one of TVA’s largest directly served federal agencies due to a change in the nature and scope of its test programs.
     A detailed table of electricity sales for the three and six months ended March 31, 2007, and 2006 is below.
Electricity Sales
(Millions of kWh)

	Three Months Ended			Six Months Ended
	March 31			March 31
			Percent			Percent
	2007	2006	Change	2007	2006	Change

Sales of electricity
Municipalities and cooperatives	35,102	32,828	6.9%	66,009	65,932	0.1%
Industries directly served	8,175	8,166	0.1%	16,283	16,078	1.3%
Federal agencies and other	483	591	(18.3%)	983	1,050	(6.4%)

Total sales of electricity	43,760	41,585	5.2%	83,275	83,060	0.3%

          A significant item contributing to the 2,175 million kilowatt-hour increase in electricity sales for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was the 2,274 million kilowatt-hour increase in sales to municipalities and cooperatives. The primary reason for the increase in sales was an increase in combined degree days of 4.1 percent. Sales to municipalities and cooperatives react more to weather than other categories of sales because residential power demand is more weather sensitive. During the three months ended March 31, 2007, there were 23, or 1.4 percent, more heating degree days and 43, or 215.0 percent, more cooling degree days than during the three months ended March 31, 2006.
Note:
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
          This increase was partially offset by:
•	A 28 million kilowatt-hour decrease in sales to federal agencies directly served (included in Federal Agencies and Other) primarily as a result of a decrease in demand by one of TVA’s largest directly served federal agencies due to a change in the nature and scope of its test programs; and

•	An 80 million kilowatt-hour decrease in off-system sales (included in Federal Agencies and Other) attributable to decreased generation available for sale primarily as a result of the record-setting dry period.
          Significant items contributing to the 215 million kilowatt-hour increase in electricity sales for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, include:
•	A 77 million kilowatt-hour increase in sales to municipalities and cooperatives due to favorable economic growth in the service area, partially offset by a decrease in combined weather degree days of 3.7 percent; and

•	A 205 million kilowatt-hour increase in sales to industries directly served mainly as a result of increased sales to TVA’s largest directly served industrial customer to accommodate higher production levels at its facility, partially offset by decreased sales to other large directly served industrial customers reflecting reduced demand due to more unplanned outages at those facilities compared to the prior period.
          These items were partially offset by a 72 million kilowatt-hour decrease in sales to federal agencies directly served (included in Federal Agencies and Other) primarily as a result of a decrease in demand by one of TVA’s largest directly served federal agencies due to a change in the nature and scope of its test programs.
          Operating Expenses. Below is a detailed table of operating expenses for the three and six months ended March 31, 2007, and 2006.
Operating Expenses

	Three Months Ended			Six Months Ended
	March 31			March 31
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Operating expenses
Fuel and purchased power	$824	$717	14.9%	$1,563	$1,462	6.9%
Operating and maintenance	576	567	1.6%	1,161	1,167	(0.5%)
Depreciation, amortization, and accretion	382	389	(1.8%)	738	777	(5.0%)
Tax equivalents	109	93	17.2%	217	187	16.0%

Total operating expenses	$1,891	$1,766	7.1%	$3,679	$3,593	2.4%

          Significant drivers contributing to the $125 million increase in operating expenses for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, include:
•	A $10 million increase in fuel expense reflecting higher aggregate fuel cost per kilowatt-hour net thermal generation of 0.2 percent, increased generation of 1.1 percent and 159.1 percent at the coal-fired and combustion turbine plants, respectively, in part because of lower hydroelectric generation, and a FCA deferral for fuel expense of $6 million. In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were lower than the amount included in power rates for the first quarter of 2007. This $6 million deferred amount will be refunded to customers in future FCA adjustments;

•	A $97 million increase in purchased power expense due to higher volume acquired of 66.2 percent to accommodate for decreased total generation of 1.4 percent, partially offset by a decreased average purchase price of 6.2 percent and a FCA deferral for purchased power expense of $30 million. In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates for the first quarter of 2007. This $30 million deferred amount will be charged to customers in future FCA adjustments;

•	A $9 million increase in operating and maintenance expense mainly as a result of increased outage and routine operating and maintenance costs at fossil-fired plants of $32 million due to more planned outages during the second quarter of 2007 and the significant planned recovery work on the three Paradise coal-fired units, partially offset by decreased pension financing costs of $22 million attributable to a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets; and

•	A $16 million increase in tax equivalent payments reflecting increased gross revenues from the sale of power during 2006 as compared to 2005.
          These items were partially offset by a $7 million decrease in depreciation, amortization, and accretion expense largely due to a $9 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved on May 4, 2006, partially offset by a $2 million increase in accretion expense mainly reflecting the adoption of FASB Interpretation (“FIN”) No. 47 and the updated incremental accretion for Statement of Financial Accounting Standards (“SFAS”) No. 143.
          Significant drivers contributing to the $86 million increase in operating expenses for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, include:
•	A $36 million increase in fuel expense as a result of higher aggregate fuel cost per kilowatt-hour net thermal generation of 9.2 percent and increased generation of 2.6 percent and 42.0 percent at the coal-fired and combustion turbine plants, respectively, partially offset by a FCA deferral for fuel expense of $33 million. In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were higher than the amount included in power rates for the first two quarters of 2007. This $33 million deferred amount will be charged to customers in future FCA adjustments;

•	A $65 million increase in purchased power expense attributable to higher volume acquired of 38.2 percent to accommodate for decreased total generation of 2.1 percent, partially offset by a decreased average purchase price of 16.5 percent and a FCA deferral for purchased power expense of $7 million. In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates for the first two quarters of 2007. This $7 million deferred amount will be charged to customers in future FCA adjustments; and

•	A $30 million increase in tax equivalent payments reflecting increased gross revenues from the sale of power during 2006 as compared to 2005.

          These items were partially offset by:
•	A $6 million decrease in operating and maintenance expense primarily due to decreased pension financing costs of $45 million as a result of a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets, partially offset by increased outage and routine operating and maintenance costs at fossil-fired plants of $15 million due to more outages during the first six months of 2007 and the significant planned recovery work on the three Paradise Fossil Plant coal-fired units, a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”), and write-downs of $5 million relating to other construction work-in-progress; and

•	A $39 million decrease in depreciation, amortization, and accretion expense largely due to a $45 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved on May 4, 2006, partially offset by a $6 million increase in accretion expense mainly reflecting the adoption of FIN No. 47 and the updated incremental accretion for SFAS No. 143.
          Other Income. Other income was $2 million higher for the three and six months ended March 31, 2007, as compared to the same periods in 2006, reflecting increased interest earnings on the collateral deposit funds held by TVA. See note 1 — Restricted Cash and Investments.
          Unrealized Gain on Derivative Contracts, Net. Significant items contributing to the $5 million decrease in net unrealized gain on derivative contracts for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, include:
•	A $42 million smaller gain related to the mark-to-market valuation of swaption contracts, from a $59 million gain in the second quarter of 2006 to a $17 million gain in the second quarter of 2007; and

•	A $30 million net change related to the mark-to-market valuation adjustment of an interest rate swap contract, from a $30 million gain in the second quarter of 2006 to no gain or loss in the second quarter of 2007.
          These items were partially offset by a $67 million smaller loss related to the mark-to-market valuation adjustment of an embedded call option, from a $68 million loss in the second quarter of 2006 to a $1 million loss in the second quarter of 2007.
          Significant items contributing to the $4 million decrease in net unrealized gain on derivative contracts for the six months ended March 31, 2007, as compared to the same period in 2006 include:
•	A $29 million smaller gain related to the mark-to-market valuation of swaption contracts, from a $51 million gain in the first two quarters of 2006 to a $22 million gain in the first two quarters of 2007; and
•	A $33 million smaller gain related to the mark-to-market valuation adjustment of an interest rate swap contract, from a $43 million gain in the first two quarters of 2006 to a $10 million gain in the first two quarters of 2007.
          These items were partially offset by a $58 million smaller loss related to the mark-to-market valuation adjustment of an embedded call option, from a $60 million loss in the first two quarters of 2006 to a $2 million loss in the first two quarters of 2007.

          Interest Expense. A detailed table of interest expense and interest rates for the three and six months ended March 31, 2007, and 2006, is below.
Interest Expense

	Three Months Ended			Six Months Ended
	March 31			March 31
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Interest expense
Interest on debt	$339	$339	0.0%	$675	$674	0.1%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	10	10	0.0%
AFUDC and nuclear fuel expenditures	(50)	(39)	28.2%	(99)	(75)	32.0%

Net interest expense	$294	$305	(3.6%)	$586	$609	(3.8%)

			Percent			Percent
	2007	2006	Change	2007	2006	Change
Interest rates (average)
Long-term	5.98	6.07	(1.5%)	6.02	6.06	(0.7%)
Discount notes	5.16	4.33	19.2%	5.20	4.13	25.9%
Blended	5.89	5.88	0.2%	5.93	5.85	1.4%
          Significant items contributing to the $11 million decrease in interest expense for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, include:
•	A decrease in the average long-term interest rate from 6.07 percent to 5.98 percent;

•	A decrease of $151 million in the average balance of long-term outstanding debt; and

•	An $11 million increase in AFUDC due to a 24.4 percent increase in the construction work in progress base.
          These items were partially offset by:
•	An increase in the average discount notes interest rate from 4.33 percent to 5.16 percent; and

•	An increase of $88 million in the average balance of discount notes outstanding.
          Significant items contributing to the $23 million decrease in interest expense for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, include:
•	A decrease in the average long-term interest rate from 6.06 percent to 6.02 percent;

•	A decrease of $286 million in the average balance of long-term outstanding debt;

•	A decrease of $99 million in the average balance of discount notes outstanding; and

•	A $24 million increase in AFUDC due to a 26.0 percent increase in the construction work in progress base.
          These items were partially offset by an increase in the average discount notes interest rate from 4.13 percent to 5.20 percent.

Off-Balance Sheet Arrangements
          TVA has entered into one transaction that might constitute an off-balance sheet arrangement. In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi. The facility has a committed capacity of 440 megawatts, and the term of the agreement is 30 years. Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised by FIN No. 46R (“46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership. As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2006. Power purchases for the three and six months ended March 31, 2007, under the agreement amounted to $27 million and $60 million, respectively, and the remaining financial commitment under this agreement is $4 billion. TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.
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
          TVA’s power rates are not subject to regulation through a public service commission or other similar entity. The TVA Board is authorized by the TVA Act to set rates for power sold to its customers. This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected. Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology. Based on this assessment, management believes the existing regulatory assets are probable of recovery. This determination reflects the current regulatory and political environment and is subject to change in the future. If future recovery of regulatory assets ceases to be probable, TVA could be required to write-off the cost of these assets under the provisions of SFAS No. 101, “Regulated Enterprises–Accounting for the Discontinuation of Application of FASB Statement No. 71.” Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply.
New Accounting Standards and Interpretations
          Accounting Changes and Error Corrections. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles. If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became effective for TVA beginning in 2007.
          Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, TVA is evaluating the requirements of this statement and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.
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
          The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. TVA plans to apply the new standard for its 2007 year-end financial statements and recognize on its 2007 Balance Sheet the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of $368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.
          Fair Value Option. In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions in this statement are elective. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” At this time, TVA is evaluating the requirements of this statement and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

          Offsetting Amounts. On April 30, 2007, FASB issued FASB Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in the FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. At this time, TVA is evaluating the requirements of this guidance and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.
          Accounting for Misstatements. On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Application of the guidance will become effective for TVA with its annual report for the year ending September 30, 2007. TVA is not aware of any potential misstatements at this time.
Legislative
          TVA was created by the TVA Act, and legislation is introduced from time to time that if enacted would directly or indirectly affect TVA’s operations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters in the Annual Report for a discussion of legislative initiatives that may affect TVA.
     President’s Budget
          On February 5, 2007, the Office of Management and Budget (“OMB”) transmitted the President’s proposed 2008 federal budget to Congress. In the portions specifically relating to TVA, the proposed budget recommends:
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
          The first recommendation has been included in a draft bill prepared by OMB, but it has not yet been introduced in Congress. The other recommendations have not been introduced in any legislation or included in any draft bill.
     Draft Legislation
          On March 13, 2007, Senators Jim Bunning and Mitch McConnell, both Republicans from Kentucky, introduced the Access to Competitive Power Act of 2007 (the “Bill”) in the Senate. The Bill would provide as follows:
FERC Jurisdiction – TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service.
Anti-Cherrypicking Provision – The anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded. (With the exception of wheeling power to Bristol, Virginia, the anti-cherrypicking provision precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.)
Stranded Costs – If TVA provides transmission service to any distributor pursuant to a FERC wheeling order, TVA may not recover any stranded cost from that distributor.

Noticing Distributors – Distributors that have given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to:
(1)	Construct, own, and operate any generation facility, individually or jointly with other distributors;

(2)	Receive partial requirements services from TVA;

(3)	Receive transmission services from TVA that are sufficient to meet all electric energy requirements of the distributors; and

(4)	Elect, not later than 180 days after enactment, to rescind the termination notice “without the imposition of a reintegration fee or any similar fee.”
Non-Noticing Distributors – Distributors that have not given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to:
(1)	Construct, own, and operate any generation facility, individually or jointly with another distributor; and

(2)	Receive partial requirements from TVA within a ratable limit, which cumulatively stays within a three-percent compounded annual growth rate on the TVA system.
SEPA Power – Any distributor which terminates its power supply contract with TVA in whole or in part would have the federal statutory right to directly receive its share of SEPA power that is otherwise being delivered to TVA for the benefit of all distributors.
(1)	TVA would have to provide transmission to enable such distributor to receive its share of SEPA power at one or more of the distributor’s delivery points specified by that distributor; and

(2)	The price that such distributor would pay for its SEPA power would be the same rate that TVA pays for the SEPA power that it receives for the remaining distributors.
Privatization – Within 180 days of enactment, the Government Accountability Office (“GAO”) would be required to conduct a study of the “costs, benefits, and other effects of privatizing” TVA and report the results to Congress.
TVA Debt – Within 180 days of enactment, GAO would be required to conduct a study of the financial structure of, and the amount of debt held by, TVA.
          The status of this bill is unclear and the likelihood of the bill’s requirements becoming law remains unknown.
Environmental
          As is the case across the utility industry and in other sectors, TVA’s activities are subject to certain federal, state, and local environmental statutes and regulations. Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes. These activities are described in further detail under Item 1, Business — Environmental Matters and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters in the Annual Report.
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

          Several existing regulatory programs have been and are being made more stringent in their application to fossil-fuel units and additional regulatory programs affecting fossil-fuel units were promulgated in 2005, including the Clean Air Interstate Rule (“CAIR”), which requires significant utility reductions of emissions of sulfur dioxide and nitrogen oxides in the eastern half of the United States (including all of TVA’s operating areas), and the Clean Air Mercury Rule (“CAMR”). TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 to reach $5.8 billion, $4.6 billion of which had already been spent as of September 30, 2006. TVA estimates that compliance with CAIR and CAMR could lead to additional costs of $3.0 billion to $3.5 billion in the next decade if TVA should continue to operate all of its present coal plants. There could be additional material costs if reductions of carbon dioxide are mandated, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements, but these costs cannot be predicted at this time. TVA will continue to monitor these developments and will assess any potential financial impacts as information becomes available.
          In October 2006, TVA began operating its seventh flue gas desulphurization system (“scrubber”) on Unit 3 at its Paradise Fossil Plant (“Paradise Unit 3”) in Drakesboro, Kentucky. A scrubber removes sulfur dioxide emissions by routing gases produced from burning coal through a limestone and water mixture, which removes the sulfur dioxide and allows cleaner gases to be released through the plant stack. The Paradise Unit 3 scrubber is the largest single module in the United States. It is removing more than 95 percent of the sulfur dioxide from Paradise Unit 3. All three units at Paradise are now equipped with scrubbers. Paradise is one of TVA’s largest generating plants and provides approximately 14 billion kilowatt-hours of electricity a year.
          In February 2007 TVA announced plans to install additional emissions control equipment at the John Sevier Fossil Plant located near Rogersville, Tennessee. TVA plans to add selective non-catalytic reduction (“SNCR”) systems to reduce nitrogen oxide emissions and a scrubber to reduce sulfur dioxide emissions from the four unit 712-megawatt plant. The first SNCR on Unit 1 is expected to begin operation in the summer of 2007, with similar equipment installed on the other three units by 2010. Construction of the planned scrubber is scheduled to begin in 2008 with completion scheduled for 2012.
          As a part of the 2006 tri-ennial review of State Water Quality Standards in Tennessee, the Tennessee Department of Environment and Conservation (“TDEC”) is adopting the Environmental Protection Agency (“EPA”) recommended threshold of 0.3 parts per million (“ppm”) of mercury in fish as its criterion for issuing a “Precautionary Fish Consumption Advisory” (“Precautionary Advisory”). The previously used thresholds were 0.5 ppm for a Precautionary Advisory and 1.0 ppm for a “Do Not Consume Advisory.” In Tennessee a Precautionary Advisory recommends that sensitive populations such as children and women of child-bearing age should not consume the fish species named, and that all other persons should limit consumption of the named species to one meal per month. A “Do Not Consume Advisory” recommends that certain fish species should not be consumed by anyone in any amount.
          As a result of lowering the threshold, Precautionary Advisories have been recommended for several additional stream and reservoir segments within the State of Tennessee, including some streams and reservoir segments in the Tennessee Valley Watershed. TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing. TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data was provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased operation. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernable trend in fish from most reservoirs. Despite greatly increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.
          In November 2006, TVA received a letter from the attorneys for one of the parties conducting the removal action at the Ward Transformer Superfund Site in North Carolina that put TVA on notice that it was identified as a Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liable party, and that one or more of the parties intends to pursue a contribution claim against TVA. The Ward Transformer site was one of two non-TVA areas identified in TVA’s Annual Report for which TVA was unable to estimate its potential liability. At TVA’s request, the attorneys provided information showing that TVA sent additional equipment that had not been previously identified by TVA, and in one or more transactions with Ward, transformers containing PCBs which were sent to the Ward Transformer site were either repaired, rebuilt and sold, or scrapped. For a further discussion of the Ward Transformer contamination claim, see Legal Proceedings — Notification of Potential Liability for Ward Transformer Site in Note 7 of this Quarterly Report.

          In addition to the on-site cleanup activities, off-site contamination has been discovered which is believed to extend to the Neuse River and includes water bodies in a county and state park. The State of North Carolina has issued fish consumption advisories due to PCBs in areas up to 20 miles downstream of the Ward Transformer site. The expansion of the area believed to have been contaminated offsite and the potential for assessments of natural resource damages to liable parties could substantially raise the cleanup costs. As yet there is no formal estimate of the costs associated with cleanup or resource damages, nor has TVA’s potential share of those costs been determined.
Legal
     Legal Proceedings to Which TVA Is a Party
          As discussed in Note 7, TVA is involved in a number of lawsuits and claims relating to a variety of issues. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $33 million as of March 31, 2007, related to pending litigation and other claims. If actual liabilities significantly exceed this estimate, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected. See Note 7.
     Legal Proceedings to Which TVA Is Not a Party
          The United States Supreme Court (the “Supreme Court”) recently issued decisions which (1) classify carbon dioxide as a pollutant for purposes of the Clean Air Act (“CAA”) and (2) require annual testing of power plant emissions under the new source review (“NSR”) regulations. Although TVA is not a party to these cases, the decisions may impact TVA operations in the future.
          Clean Air Developments. On April 2, 2007, in Massachusetts v. EPA, a case concerning whether EPA has the authority and duty to regulate carbon dioxide emissions under the CAA, the Supreme Court found that greenhouse gases, including carbon dioxide, are pollutants under the CAA and thus EPA does have the authority to regulate these gases. The Supreme Court also concluded that EPA’s refusal to regulate these pollutants was based on impermissible reasons and remanded the case to EPA to “ground its reasons for action or inaction in the statute.” While this case focused on carbon dioxide emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.
          New Source Review. On April 2, 2007, the Supreme Court also issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s Prevention of Significant Deterioration (“PSD”) regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects significantly increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.
          TVA is currently involved in two NSR cases (one involving Bull Run Fossil Plant and another at Colbert Fossil Plant). See Note 7 in this Quarterly Report for a discussion of these cases. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction (“SCR”) systems are not installed, under construction, or planned to be installed in the relatively near term.
          At this point, no estimate can be made regarding the impact of any such suits on TVA.

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
          On January 25, 2007, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision in a proceeding brought by environmental groups, industry groups, and certain northeastern states challenging the EPA’s final rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry, and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second Circuit remanded the EPA’s BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.
          All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are subject to the EPA’s rule and, potentially, to the Second Circuit’s decision. TVA had been in the process of determining what was needed to comply with the EPA rule, and had believed that some expenditures might have been required. TVA is currently assessing the Second Circuit’s decision and its potential impacts on TVA. Given the uncertainty over whether the EPA will appeal this decision and what the changes in the final rule as ultimately issued and applied will be, TVA cannot assess what the potential impacts are at this time. EPA’s official responses to the remand have been to (1) petition the Second Circuit Court for more time to consider an appeal, and (2) issue a guidance letter to the EPA Regions announcing its intention to suspend the rule and instructing regulators to develop permit conditions on a “Best Professional Judgment” basis.
Management Changes
     New Chief Operating Officer Named
          On March 12, 2007, TVA announced the appointment of William R. (Bill) McCollum, Jr., who has more than 30 years of experience in the energy services industry, as chief operating officer of TVA, effective May 1, 2007. As TVA’s chief operating officer, Mr. McCollum is responsible for directing and managing the operations of the Fossil Power Group, TVA Nuclear, River Operations, and Commercial Operations and Fuels. Later, he will also assume responsibility for Power Systems Operations. Mr. McCollum reports to TVA’s president and chief executive officer.
          Mr. McCollum came to TVA from Duke Energy Corp., where he most recently was the group executive and chief regulated generation officer. He has held a variety of positions in engineering, nuclear and fossil operations, safety, and project management. He served as vice president of Catawba and Oconee nuclear stations and managed nuclear support functions for all three nuclear plants at Duke, including nuclear fuels management, nuclear supply chain services, regulatory/self-assessment functions, and engineering and scientific services.
          Mr. McCollum graduated from the Georgia Institute of Technology with a Bachelor of Electrical Engineering degree and a Master of Science degree in nuclear engineering. He also received a Master of Business Administration degree from the University of North Carolina at Charlotte.

     Retirement of Chief Nuclear Officer Announced
          On March 30, 2007, TVA announced the pending retirement of Karl W. Singer, chief nuclear officer and executive vice president, TVA Nuclear. Mr. Singer will remain with TVA until September 30, 2007, and will assist in the transition as TVA’s new chief nuclear officer assumes his position.
     New Chief Nuclear Officer Named
          On April 10, 2007, TVA announced the appointment of William R. (Bill) Campbell, who has more than 33 years of experience in the commercial nuclear power industry, as chief nuclear officer effective May 14, 2007. As TVA’s chief nuclear officer, Mr. Campbell is responsible for planning and directing all organizational activities related to nuclear power production, nuclear power plant operations, maintenance, modifications, and all nuclear support services and engineering activities. He reports directly to the chief operating officer.
          Mr. Campbell’s experience in the commercial nuclear power industry has been with several highly regarded utility companies including Entergy Nuclear Generation Company, where he served as the chief operating officer for Entergy Nuclear’s South Region, Duke Energy, Carolina Power and Light, and Union Electric Company. In his most recent position at Entergy, he was responsible for the operating results of the company’s regulated nuclear assets in Mississippi, Texas, Louisiana, and Arkansas.
          Mr. Campbell graduated from North Carolina State University with a Bachelor of Science degree in nuclear engineering. He also has a Master of Science degree in mechanical engineering from Clemson University.
     New Senior Vice President of TVA Nuclear Generation and Development Appointed
          On April 30, 2007, Ashok Bhatnagar became the senior vice president of TVA’s Nuclear Generation and Development organization. Mr. Bhatnagar is responsible for TVA Nuclear plant-licensing functions, the Watts Bar Nuclear Plant Unit 2 completion studies, and all NuStart Development LLC (“NuStart”) activities at the Bellefonte site. See Note 2 in the Annual Report for more information on TVA’s nuclear licensing activities and NuStart. Mr. Bhatnagar reports to TVA’s chief operating officer, William McCollum.
     New Vice President of Watts Bar Unit 2 Named
          On April 30, 2007, Masoud Bajestani became the new vice president of Watts Bar Unit 2. In that capacity, Mr. Bajestani reports to Ashok Bhatnagar, senior vice president of Nuclear Generation and Development, and is responsible for overseeing the Watts Bar Nuclear Plant Unit 2 completion studies and potential construction activities.
     Restructuring of River System Operations & Environment Organization
          On May 10, 2007, TVA announced that effective immediately, the River System Operations & Environment (“RSO&E”) organization was being restructured into two separate organizations. The River Operations group, under Janet Herrin, senior vice president, will remain within the Chief Operating Officer organization with Ms. Herrin reporting directly to the chief operating officer. All other organizations formerly within RSO&E will become the new Office of Environment & Research, headed by Bridgette Ellis, senior vice president. Ms. Ellis will report directly to the chief executive officer.
     New Officer for Energy Efficiency, Load-Shaping, and Renewable Resources
          On May 10, 2007, TVA announced that Kate Jackson, formerly executive vice president of RSO&E, was being given responsibility for TVA’s plans to effectively address energy efficiency, load-shaping, and renewable resources, areas identified within the draft Strategic Plan as key programs for TVA going forward. Ms. Jackson will report directly to the chief executive officer.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          There are no material changes related to market risks from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

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
          An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the Disclosure Control Committee (including the interim chief financial officer and the vice president and controller) of the effectiveness of TVA’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the president and chief executive officer and members of the Disclosure Control Committee (including the interim chief financial officer and the vice president and controller) concluded that, as a result of two material weaknesses identified (described below), TVA’s disclosure controls and procedures were not effective as of March 31, 2007. However, to assess the financial statement impact of these internal control deficiencies, TVA performed additional analyses, interim supplemental procedures, and monitoring activities subsequent to quarter end. As a result of these supplemental procedures, the president and chief executive officer, the interim chief financial officer, and the vice president and controller have determined that there is reasonable assurance that the financial statements included in this Quarterly Report fairly present, in all material respects, TVA’s financial condition, results of operations, and cash flows as of, and for, the periods presented.
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
          During the most recent fiscal quarter, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting. TVA is continuing to take steps to address the identified material weaknesses in internal controls as described in the preceding two paragraphs
          TVA management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.
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
ITEM 1A. RISK FACTORS
          The discussion below supplements the disclosure contained in Item 1A, Risk Factors in the Annual Report. The factors described in Item 1A, Risk Factors in the Annual Report, together with the risk factors discussed below and the other information contained in the Quarterly Report, could materially affect TVA’s business, financial condition, and operating results and should be carefully considered. Further, the risks described in this Quarterly Report and in the Annual Report are not the only risks facing TVA. Additional risks and uncertainties not currently known to TVA management or that TVA management currently deems to be immaterial also may materially adversely affect TVA’s business, financial condition, and operating results.
     Events at non-TVA facilities which affect the supply of water to TVA’s generation facilities could interfere with TVA’s ability to generate power.
          TVA’s fossil and nuclear generation facilities depend on water from the river systems upon which they are located for cooling water and for water to convert into steam to drive turbines. While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of this necessary water, entities such as the U.S. Army Corps of Engineers operate and manage other bodies of water upon which some TVA facilities rely. If events at these non-TVA bodies of water or their associated hydroelectric facilities were to interfere with the flow of water, TVA might have insufficient water to meet the needs of its plants. TVA might thus be required to reduce generation at its affected facilities to levels compatible with the available supply of water.
     Purchased power prices may be highly volatile, and providers of purchased power may fail to perform under their contracts with TVA.
          TVA acquires a portion of its electricity needs through purchased power arrangements. The price for purchased power has been quite volatile in recent years, so the price that TVA pays for purchased power may increase significantly in the future. In addition, if one of TVA’s purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In some circumstances, TVA may not be able to recover this difference from the supplier. Moreover, if TVA is unable to acquire replacement power on the spot market and does not have enough reserve generation capacity available to offset the loss of power from the purchased power supplier, TVA might be unable to satisfy its own obligations to deliver power. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Challenges During 2006 — Increased Fuel and Purchased Power Costs and Risk Management Activities — Credit Risk — Credit of Other Counterparties in the Annual Report.
     Payment of principal and interest on TVA securities is not guaranteed by the United States.
          Although TVA is a corporate agency and instrumentality of the United States government, TVA securities are not backed by the full faith and credit of the United States. Principal and interest on TVA securities is payable solely from TVA’s net power proceeds. Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalent payments to states and counties, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

     The trading market for TVA securities might be limited.
          All of TVA’s Bonds are listed on the New York Stock Exchange except for TVA’s discount notes, which have maturities of less than one year, and power bonds issued under TVA’s electronotes® program, which is a medium-term note program. In addition, some of TVA’s Bonds are listed on foreign stock exchanges. Although many of TVA’s Bonds are listed on stock exchanges, there can be no assurances that any market that will develop or continue to exist for any Bonds. Additionally, no assurances can be made as to the ability of holders to sell their Bonds or as to the price at which holders will be able to sell their Bonds. Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally.
          If a particular offering of Bonds is sold to or through underwriters, the underwriters may attempt to make a market in the Bonds. The underwriters would not be obligated to do so, however, and could terminate any market-making activity at any time without notice.
          In addition, legal limitations may affect the ability of banks and others to invest in Bonds. For example, national banks may purchase TVA Bonds for their own accounts in an amount not to exceed ten percent of unimpaired capital and surplus. Also, TVA Bonds are “obligations of a corporation which is an instrumentality of the United States’’ within the meaning of Section 7701(a)(19)(C)(ii) of the Internal Revenue Code for purposes of the 60 percent of assets limitation applicable to U.S. building and loan associations.
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
Date: May 15, 2007

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