Form 10-K/A
period 2006-09-30
Tennessee Valley Authority
filed 2007-07-06
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 1
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-52313
TENNESSEE VALLEY AUTHORITY
(Exact name of registrant as specified in its charter)

A corporate agency of the United States created by	62-0474417
an act of Congress	(I.R.S. Employer Identification No.)
(State or other jurisdiction of incorporation or organization)

400 W. Summit Hill Drive	37902
Knoxville, Tennessee	(Zip Code)
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
Yes ☐ No ☑

Explanatory Note
     This Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, is being filed for the purpose of making the following changes:
•	Revising Item 1, Business — Regulation — Securities and Exchange Commission to address the exemption of TVA securities from certain securities laws.

•	Revising Item 1, Business — Regulation — Federal Energy Regulatory Commission to expand the discussion of the Federal Energy Regulatory Commission’s regulation of TVA’s activities.

•	Revising Item 1A, Risk Factors to disclose the risks posed by purchased power volatility and provider unreliability, as well as certain risks related to TVA securities.

•	Removing all references to non-GAAP financial measures.

•	Revising Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide more detail on TVA’s outstanding debt securities and its obligations to the U.S. Treasury.

•	Revising Note 1 in Item 8, Financial Statements and Supplementary Data to explain why TVA accounts for allowance for funds used during construction as a component of cash investing activities.

•	Revising Item 3, Legal Proceedings and Note 13 — Legal Proceedings to clarify how the amounts of the claims set forth in those sections relate to the legal proceedings.

•	Revising Item 9A, Controls and Procedures to clarify the evaluations of and changes to TVA’s internal controls.

•	Replacing the “Audit Committee” and “Other Committees” disclosures in Item 10, Directors, Executive Officers and Corporate Governance, with a disclosure entitled “Committees of the TVA Board.”

•	Revising Item 11, Executive Compensation and Item 13, Certain Relationships and Related Transactions, and Director Independence to early adopt the new executive compensation disclosure rules contained in Item 402 of Regulation S-K, the related party disclosure rules of Item 404 of Regulation S-K, and the director independence disclosure rules of Item 407(a) of Regulation S-K.
Additionally, TVA has corrected certain immaterial errors.
     For the convenience of the reader, TVA is refiling its entire Annual Report via this Form 10-K/A. However, the only changes to the original Form 10-K being made by this Form 10-K/A are the changes described above. Unless specifically noted herein, this Form 10-K/A does not reflect events occurring after December 15, 2006, the date the original Form 10-K was filed. Any information not affected by the amendment is unchanged and reflects the disclosures made at the time the original Form 10-K was filed.

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
          Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;

•	Projections regarding potential rate actions;

•	Estimates of costs of certain retirement obligations;

•	Estimates regarding power and energy forecasts;

•	Expectations about the adequacy of TVA’s pension plans and nuclear decommissioning trust;

•	Estimates regarding the reduction of bonds, notes, and other evidences of indebtedness, lease/leaseback commitments, and power prepayment obligations;

•	The impact of new accounting pronouncements and interpretations, including Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R);”

•	Estimates of amounts to be reclassified from Other Comprehensive Income to earnings over the next year;

•	TVA’s plans to continue using short-term debt to meet current obligations; and

•	The anticipated cost and timetable for returning Browns Ferry Unit 1 to service.
          Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
—	TVA’s protected service area,

—	The sole authority of the TVA Board to set power rates,

—	Various environmental and nuclear matters,

—	TVA’s management of the Tennessee River system,

—	TVA’s credit rating, and

—	TVA’s debt ceiling;
•	Performance of TVA’s generation and transmission assets;

•	Availability of fuel supplies;

•	Purchased power price volatility and provider unreliability;

•	Compliance with existing environmental laws and regulations;

•	Significant delays or cost overruns in construction of generation and transmission assets;

•	Significant changes in demand for electricity;

•	Legal and administrative proceedings;

•	Weather conditions;

•	Failure of transmission facilities;

•	An accident at any nuclear facility, even one unaffiliated with TVA;

•	Catastrophic events such as fires, earthquakes, floods, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;

•	Changes in the prices of equity securities, debt securities, and other investments;

•	Changes in interest rates;

•	Creditworthiness of TVA or its counterparties;

•	Rising pension costs and health care expenses;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities;

•	Limitations on TVA’s ability to borrow money;

•	Changes in economic environments;

•	Ineffectiveness of TVA’s disclosure controls and procedures;

•	Changes in accounting standards;

•	The loss of TVA’s ability to use regulatory accounting;

•	Loss of key personnel;

•	Changes in technology; and

•	Unforeseeable events.
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
GENERAL INFORMATION
     Fiscal Year
          Unless otherwise indicated, years (2006, 2005, etc.) in this Annual Report refer to TVA’s fiscal years ended September 30. References to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance are to calendar years.
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
Governance
          TVA is governed by the TVA Board. The Consolidated Appropriations Act, 2005, amended the TVA Act by restructuring the TVA Board from three full-time members to nine part-time members, at least seven of whom must be legal residents of the TVA service area. TVA Board members are appointed by the President of the United Stated with the advice and consent of the U.S. Senate. After an initial phase-in period, TVA Board members serve five-year terms, and at least one member’s term ends each year. The TVA Board’s role, among other things, is to establish broad goals, objectives, and policies for TVA; establish long-range plans to carry out these goals, objectives, and policies; approve annual budgets; and establish a compensation plan for employees. Information about members of the TVA Board and TVA’s executive officers is discussed in Item 10, Directors, Executive Officers and Corporate Governance.
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
TVA Distributor Customer Contracts
As of September 30, 2006

	Number of		Percentage of Total
	Distributor	Sales to Distributor	Operating Revenues in
Contract Arrangement	Customers	Customers in 2006	2006
		(in millions)
15-Year Termination Notice	5	$92	1.0%
10-Year Termination Notice	48	2,625	28.6%
5-Year Termination Notice *	99	4,893	53.3%
Notice Given — Less than 5
Years Remaining*	6	270	2.9%

	158	$7,880	85.8%

*	Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with a five-year termination notice, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority).
          TVA’s two largest distributor customers — Memphis, Light Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10 year termination notice periods, respectively.

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
As of September 30, 2006
(in millions)

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

          In 2006, TVA agreed to a one-year extension of the effective date of termination of TVA’s power supply contract with Warren and a two-year extension with Duck River Electric Membership. Warren’s one-year extension includes a surcharge for costs associated with the additional year. (The extended termination dates are shown in the table above.)

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
          The revenue requirements (or projected costs) are typically calculated under the DSC method as the sum of the following components:
(1)	Fuel and purchased power costs;

(2)	Operating and maintenance costs;

(3)	Taxes; and

(4)	Debt service coverage.
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
TVA Nuclear Power
As of September 30, 2006

		Installed
		Capacity	Net Capacity	Date of Expiration of		Date of Expiration of
Nuclear Unit	Status	(Megawatts)	Factor for 2006	Operating License		Construction License

Sequoyah Unit 1	Operating	1,221	88.9	2020		—
Sequoyah Unit 2	Operating	1,221	98.0	2021		—
Browns Ferry Unit 2	Operating	1,190	96.4	2034	[3]	—
Browns Ferry Unit 3	Operating	1,190	84.7	2036	[3]	—
Watts Bar Unit 1	Operating	1,270	84.0	2035		—
Watts Bar Unit 2	Deferred [1]	—	—	—		2010
Bellefonte Unit 1	Canceled [2]	—	—	—		—
Bellefonte Unit 2	Canceled [2]	—	—	—		—
Browns Ferry Unit 1	Recovery [4]	1,150	—	2033	[3]	—
Notes

(1)	Per the Nuclear Regulatory Commission’s definition of deferred nuclear units. TVA is planning to perform a detailed scoping, estimating, and planning study at Watts Bar Nuclear Plant Unit 2 during 2007 and 2008 and has budgeted $30 million for the study. Watts Bar Unit 2 is a partially completed nuclear unit similar in design to the operating Watts Bar Unit 1. The purpose of the study is to provide accurate cost, schedule, and risk information to enable a more informed future decision regarding new base load generation. No decision has been made to actually complete Watts Bar Unit 2.

(2)	In September 2006, the Nuclear Regulatory Commission (“NRC”) approved TVA’s request to terminate the construction permits for unfinished Bellefonte Units 1 and 2. The TVA Board approved canceling the Bellefonte construction project in November 2005. Neither of these actions interferes in any way with TVA’s ability to use the site for future projects.

(3)	On May 3, 2006, the NRC approved TVA’s applications for 20-year license extensions for these units. (The expiration dates listed in the table reflect the extensions.)

(4)	Browns Ferry Unit 1 is expected to return to service in 2007 and is expected initially to provide additional generating capacity of approximately 1,150 megawatts and eventually to provide 1,280 megawatts of capacity. At September 30, 2006, the restart construction at Browns Ferry Unit 1 was approximately 94 percent complete.
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

Reliability Coordinator Map
Stewardship Activities
          TVA is responsible for managing the Tennessee River and its tributaries — the United States’ fifth largest river system — to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and economic development. TVA owns and operates 49 dams, which comprise its integrated reservoir system. Twenty-nine of these dams produce conventional hydroelectric power, and one additional project is solely a pumped storage hydroelectric project. The reservoir system provides 800 miles of commercially navigable waterway, and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, including cooling water for some of TVA’s fossil fuel and nuclear power plants.
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
     Securities and Exchange Commission
          Section 37 was added to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of the Consolidated Appropriations Act, 2005. Section 37 requires TVA to file with the Securities and Exchange Commission beginning with the Annual Report such periodic, current, and supplementary information, documents, and reports as would be required pursuant to section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to section 12 of the Exchange Act. Since TVA is an agency and instrumentality of the United States, securities issued or guaranteed by TVA are “exempted securities” under the Securities Act of 1933, as amended (the “Securities Act”), and may be offered and sold without registration under the Securities Act. In addition, securities issued or guaranteed by TVA are “exempted securities” and “government securities” under the Exchange Act. TVA is also exempt from sections 14(a)-(d) and 14(f)-(h) of the Exchange Act (which address proxies) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act. In addition, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.
     Federal Energy Regulatory Commission
          TVA is not a “public utility” as defined in the Federal Power Act (“FPA”), which generally includes investor-owned utilities. Therefore, TVA is not subject to the full jurisdiction that the Federal Energy Regulatory Commission

(“FERC”) exercises over public utilities under the FPA. TVA is, however, an “electric utility” as defined in the FPA and, thus, is directly subject to certain aspects of FERC’s jurisdiction.
•	Under section 210 of the FPA, TVA can be ordered to interconnect its transmission facilities with the electrical facilities of qualified generators and other electric utilities that meet certain requirements. It must be found that the requested interconnection is in the public interest and would either encourage conservation of energy or capital, optimize efficiency of facilities or resources, or improve reliability. The requirements of section 212 concerning the terms and conditions of interconnection, including reimbursement of costs, must also be met.

•	Under section 211 of the FPA, TVA may be ordered to transmit power at wholesale provided that the order does not impair the reliability of the TVA and surrounding systems and likewise meets the applicable requirements of section 212 concerning terms, conditions, and rates for service. Under section 211A of the FPA, TVA is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides others to ensure comparability of treatment of such service with TVA’s own use of its transmission system. With the exception of wheeling power to Bristol, Virginia, the anti-cherrypicking provision of the FPA precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.

•	Sections 221 and 222 of the FPA, applicable to the electric industry generally, including TVA, prohibit (i) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC’s jurisdiction and (ii) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency.

•	Section 206(e) of the FPA provides FERC with authority to order refunds of excessive prices on short-term sales (transactions lasting 31 days or less) by TVA and others in market manipulation and price gouging situations if such sales are under a FERC-approved tariff.

•	Section 220 of the FPA provides FERC with authority to issue regulations requiring the reporting, on a timely basis, of information about the availability and prices of wholesale power and transmission service by all market participants, including TVA.

•	Under sections 306 and 307 of the FPA, FERC may investigate electric industry practices, including TVA’s operations indicated above that are subject to FERC’s jurisdiction.

•	Under sections 316 and 316A of the FPA, FERC has authority to impose criminal penalties and civil penalties of up to $1 million a day for each violation, respectively, on entities subject to the provisions of Part II of the FPA, which includes the above provisions applicable to TVA.
Finally, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent consistent with TVA’s obligations under the TVA Act.
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
          For ease of reference, the risk factors are presented in four categories: strategic risks, operational risks, financial risks, and risks related to TVA securities.
Strategic Risks
New laws and regulations may negatively affect TVA’s cash flows, results of operations, and financial condition as well as the way TVA conducts its business.
Although it is difficult to predict exactly how any new laws and regulations would impact TVA, some of the possible effects are described below.
•	TVA could lose its protected service territory.
          TVA’s service area is primarily defined by two provisions of law.
—	The TVA Act provides that, subject to certain minor exceptions, neither TVA nor its distributor customers may be a source of power supply outside of TVA’s defined service area. This provision is often called the “fence” since it limits TVA’s sales activities to a specified service area.

—	The Federal Power Act prevents FERC from ordering TVA to provide access to its transmission lines for the purpose of delivering power to customers within TVA’s defined service area. This provision is often called the “anti-cherrypicking provision” since it prevents competitors from “cherrypicking” TVA’s customers.
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
Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to review. The loss of this authority could have materially adverse effects on TVA including, but not limited to, the following:
—	TVA might be unable to set rates at a level sufficient to generate adequate revenues to service its financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program; and

—	TVA might be subject to additional regulatory oversight that could impede TVA’s ability to manage its business.

•	TVA could become subject to increased environmental regulation.
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
TVA acquires a portion of its electricity needs through purchased power arrangements. The price for purchased power has been quite volatile in recent years, so the price that TVA pays for purchased power may increase significantly in the future. In addition, if one of TVA’s purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In some circumstances, TVA may not be able to recover this difference from the supplier. Moreover, if TVA is unable to acquire replacement power on the spot market and does not have enough reserve generation capacity available to offset the loss of power from the purchased power supplier, TVA might be unable to satisfy its own obligations to deliver power. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Challenges During 2006 — Increased Fuel and Purchased Power Costs and Risk Management Activities — Credit Risk — Credit of Other Counterparties.

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
TVA maintains a nuclear decommissioning trust for the purpose of providing funds to decommission TVA’s nuclear facilities. The decommissioning trust is invested in securities generally designed to achieve a return in line with overall equity market performance. TVA might have to make significant unplanned contributions to the trust if, among other things:
•	The value of the investments in the trust declines significantly;

•	The laws or regulations regarding nuclear decommissioning change the decommissioning funding requirements;

•	The assumed rate of return on plan assets, which is currently five percent, is lowered by the TVA Board;

•	Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly; or

•	TVA is required to decommission a nuclear plant sooner than TVA anticipates.
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

Risks Related to TVA Securities
Payment of principal and interest on TVA securities is not guaranteed by the United States.
Although TVA is a corporate agency and instrumentality of the United States government, TVA securities are not backed by the full faith and credit of the United States. Principal and interest on TVA securities are payable solely from TVA’s net power proceeds. Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.
The trading market for TVA securities might be limited.
All of TVA’s Bonds are listed on the New York Stock Exchange except for TVA’s discount notes, which have maturities of less than one year, and the power bonds issued under TVA’s electronotes® program, which is TVA’s medium-term note program. In addition, some of TVA’s Bonds are listed on foreign stock exchanges. Although many of TVA’s Bonds are listed on stock exchanges, there can be no assurances that any market will develop or continue to exist for any Bonds. Additionally, no assurances can be made as to the ability of the holders of Bonds to sell their Bonds or the price at which holders will be able to sell their Bonds. Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally.
If a particular offering of Bonds is sold to or through underwriters, the underwriters may attempt to make a market in the Bonds. The underwriters would not be obligated to do so, however, and could terminate any market-making activity at any time without notice.
In addition, legal limitations may affect the ability of banks and others to invest in Bonds. For example, national banks may purchase TVA Bonds for their own accounts in an amount not to exceed 10 percent of unimpaired capital and surplus. Also, TVA Bonds are “obligations of a corporation which is an instrumentality of the United States” within the meaning of section 7701(a)(19)(C)(ii) of the Internal Revenue Code for purposes of the 60 percent of assets limitation applicable to U.S. building and loan associations.
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
     In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $22.9 million with respect to the proceedings described above as of September 30, 2006, as well as approximately $5.1 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.
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
Statements of Income Data
For the years ended September 30 (in millions)

	2006		2005		2004		2003	2002
Operating revenues	$9,185		$7,794		$7,533		$6,953	$6,798
Operating expenses	(7,582	) [1]	(6,503	) [1]	(5,873	) [2]	(5,398)	(5,323	) [3]

Operating income	1,603		1,291		1,660		1,555	1,475
Other income, net [4]	65		52		43		32	19
Unrealized (loss)/gain on derivative contracts, net	(15)		3		(7)		(7)	—
Interest expense, net [4]	(1,215)		(1,261)		(1,310)		(1,353)	(1,431)
Cumulative effect of accounting changes	(109	) [5]	—		—		217 [6]	—

Total net income	$329		$85		$386		$444	$63

Notes

(1)	During 2006 and 2005, TVA recognized a total of $9 million and $24 million, respectively, in impairment losses related to its property, plant, and equipment. The losses included a $2 million and an $8 million write-down in 2006 and 2005, respectively, on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex. TVA also recognized a $7 million and a $16 million write-down in 2006 and 2005, respectively, of certain Construction in Progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations.

(2)	During 2004, TVA was notified by a supplier that it would not proceed with manufacturing of fuel cells to be installed in the partially completed Regenesys energy storage plant in Columbus, Mississippi. Accordingly, TVA recognized a net $20 million loss on the cancellation of the Regenesys project. See Note 1 — Project Cancellation.

(3)	Due to changes in the market forecast, TVA elected not to complete a gas-fired combined cycle plant in 2002. TVA recognized a $154 million loss related to the cancellation of this project.

(4)	Prior to 2006, TVA reported short-term investment interest income with interest expense. Interest income of $19 million, $6 million, $3 million, and $2 million for 2005, 2004, 2003, and 2002, respectively, has been reclassified from Interest expense, net to Other Income.

(5)	During 2006, TVA adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143,” which resulted in a cumulative effect charge to income of $109 million and an increase in accumulated depreciation of $20 million. See Note 1 — Impact of New Accounting Standards and Interpretations.

(6)	The cumulative effects of $217 million are due to two accounting changes. Effective October 1, 2002, the TVA Board approved a change in the methodology for estimating unbilled revenue from electricity sales. The impact of this change resulted in an increase in accounts receivable of $412 million with a cumulative effect gain for the change in accounting for unbilled revenue. In addition, TVA adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which resulted in a cumulative effect charge to income of $195 million and an increase in accumulated depreciation of $206 million. See Note 1 — Impact of New Accounting Standards and Interpretations.

Balance Sheets Data
At September 30 (in millions)

	2006	2005	2004	2003 [1]		2002 [1]
Assets
Current assets [2]	$2,669	$2,176	$2,295	$2,238		$1,626
Property, plant, and equipment, net	24,434	23,888	23,699	23,125		22,175
Investment funds	972	858	744	638		510
Regulatory and other long-term assets	6,445	7,551	7,451	7,027		6,522

Total assets	$34,520	$34,473	$34,189	$33,028		$30,833

Liabilities and proprietary capital
Current liabilities [2]	$5,203	$6,724	$5,420	$5,819	[3]	$4,755
Regulatory and other liabilities	7,074	7,606	7,168	5,114		3,304
Long-term debt, net of discount	19,544	17,751	19,337	20,201		21,358

Total liabilities	31,821	32,081	31,925	31,134		29,417

Retained earnings	1,565	1,244	1,162	783		349
Other proprietary capital	1,134	1,148	1,102	1,111		1,067

Total proprietary capital	2,699	2,392	2,264	1,894		1,416

Total liabilities and proprietary capital	$34,520	$34,473	$34,189	$33,028		$30,833

Notes

(1)	Prior to 2004, TVA presented 2 balance sheets — one for its power program and one for all programs. The 2003 and 2002 Balance Sheets presented above are for all programs which is consistent with the presentation for 2004, 2005, and 2006.

(2)	In 2006, TVA began to apply certain customer advances previously reported as Current liabilities as a reduction to Accounts receivable. The advances were $93 million in 2005, $91 million in 2004, $83 million in 2003, and $56 million in 2002 and reduced both Current assets and Current liabilities by the same amount.

(3)	TVA reclassified $5 million related to discounted energy units from a long-term liability to a short-term liability in 2003.
Financial Obligations
As of September 30 (in millions)

	2006	2005	2004	2003	2002
Long-term debt, including current maturities	$20,529	$20,444	$21,337	$22,537	$21,358

Other long-term obligations
Capital leases *	128	150	138	151	162
Lease/leaseback commitments	1,108	1,143	1,178	1,238	561
Energy prepayment obligations	1,244	1,350	1,455	47	—

Total other financing obligations	2,480	2,643	2,771	1,436	723

Discount notes	2,376	2,469	1,924	2,080	3,492

Financial obligations	$25,385	$25,556	$26,032	$26,053	$25,573

Note

*	Included in Nuclear fuel and Capital leases on the Balance Sheets.

Comparative Five Year Data
Statistical and Financial Summaries
For the years ended, or as of, September 30, as appropriate

	2006	2005	2004	2003	2002

Sales of electricity (millions of kWh) [1]
Municipalities and cooperatives	143,343	136,640	133,161	130,769	128,600
Industries directly served	30,987	30,872	29,344	27,756	26,478
Federal agencies and other	2,040	3,986	3,353	3,009	3,579

Total sales	176,370	171,498	165,858	161,534	158,657

Operating revenues (millions of dollars) [1]
Electric
Municipalities and cooperatives	$7,880	$6,561	$6,457	$5,974	$5,856
Industries directly served	1,066	962	842	781	732
Federal agencies and other	116	181	140	120	120
Other	123	90	94	78	90

Total revenues	$9,185	$7,794	$7,533	$6,953	$6,798

Electric revenue per kWh (cents)	5.14	4.49	4.49	4.26	4.23

Winter net dependable generating capacity (megawatts) [2]
Coal-fired	15,081	15,075	15,076	15,029	15,023
Nuclear units in service	5,770	5,790	5,777	5,776	5,751
Hydroelectric	5,144	5,104	4,981	5,022	4,924
Combustion turbine [3] and other [4]	4,681	4,675	4,685	4,655	4,643

TVA facilities	30,676	30,644	30,519	30,482	30,341
Power purchase agreements	4,275	3,337	2,670	1,176	1,176

Total available capacity [5]	34,951	33,981	33,189	31,658	31,517

System peak load (megawatts)—summer	32,008	31,924	29,966	28,530	29,052

System peak load (megawatts)—winter	27,718	29,278	27,997	29,866	26,061

Percent gross generation by fuel source
Coal-fired	64%	62%	61%	60%	63%
Nuclear	29%	28%	30%	29%	30%
Hydroelectric	6%	10%	9%	11%	6%
Combustion turbine and other	<1%	<1%	<1%	<1%	1%

Fuel cost per kWh (cents)
Coal	2.02	1.65	1.48	1.43	1.39
Natural gas and fuel oil	10.65	11.44	9.01	7.61	4.65
Nuclear	0.38	0.39	0.39	0.39	0.41
Aggregate fuel cost per kWh net thermal generation	1.54	1.30	1.14	1.14	1.11

Notes

(1)	Sales and revenues have been adjusted to include sales to other utilities and to exclude interdivisional sales.

(2)	See Item I, Business — Power Supply.

(3)	As of September 30, 2006, includes twenty-four 85-megawatt combustion turbine units subject to lease/leaseback arrangements.

(4)	See Item I, Business — Power Supply for a discussion of TVA’s diesel generators and renewable resources.

(5)	Total summer net dependable capacity at September 30, 2006, 2005, 2004, 2003, and 2002 was approximately 33,653 megawatts, 32,259 megawatts, 32,059 megawatts, 30,743 megawatts, and 30,477 megawatts, respectively.

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

Category	Performance Indicator	Description of Performance Indicator

Financial	Delivered Cost of Power Excluding FCA * Costs	Measures the cost per megawatt-hour of power sold to customers excluding costs covered by the FCA

Financial	FCA Costs	Measures costs covered by the FCA per megawatt-hour of power sold

Financial	Productivity	Measures total TVA labor costs and contract labor costs

Customer	Connection Point Interruptions	Measure interruptions of power caused by TVA’s transmission system

Customer	Customer Satisfaction Survey	Measures the satisfaction of TVA’s customers with TVA in a variety of areas

Customer	Economic Development	Measures job growth, the quality of jobs, and capital invested by economic development partners in the TVA service area

Operations	Equivalent Availability Factor	Measures availability of generation

Operations	Environmental Impact	Measures 23 environmental elements to assess the impact of TVA’s operations on air quality, water quality, land, waste production, and energy consumption

People	Safe Workplace	Measures recordable injuries per hours worked

Note

*	FCA — Fuel Cost Adjustment
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
     Future Challenges
          As TVA looks to the future, TVA faces challenges in addition to the ones that significantly impacted TVA during 2006. Some of the more significant challenges relate to new generation, Bonds and other financial obligations, retention of customers, TVA’s service area, and legislation.
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
          Bonds and Other Financial Obligations. As of September 30, 2006, TVA had $22.9 billion of Bonds outstanding. Payments on these obligations do not change with the amount of power sold, and if competition increases, TVA’s obligations to make these payments could limit its ability to adjust to market pressures. The amount of TVA’s Bonds outstanding has been reduced by more than $4 billion since September 30, 1996, when the end of year balance of outstanding Bonds peaked. Since that time, however, TVA has entered into energy prepayment transactions that resulted in $1.6 billion in prepayment obligations and certain lease/leaseback transactions that resulted in $1.3 billion in obligations. The amount of prepayment and lease/leaseback obligations outstanding at September 30, 2006, was $2.4 billion. While prudent management of Bonds and other financial obligations will remain an important strategic consideration in the future, increased capital commitments may make it difficult for TVA to continue its trend of reducing these obligations.
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

          Issuance of Debt. The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time. At September 30, 2006, TVA had only two types of Bonds outstanding: power bonds and discount notes. Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year. Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.
          Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”). The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.
•	Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for
—	operation, maintenance, and administration of its power system,

—	payments to states and counties in lieu of taxes,

—	debt service on outstanding Bonds,

—	payments to the U.S. Treasury as a repayment of and a return on the Appropriation Investment, and

—	such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Appropriation Investment, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.
•	Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of
—	the depreciation accruals and other charges representing the amortization of capital expenditures and

—	the net proceeds from any disposition of power facilities
     for either
—	the reduction of its capital obligations (including Bonds and the Appropriation Investment) or

—	investment in power assets.
     TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.
          As discussed above, TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund working capital requirements. During 2006, 2005, and 2004, the average outstanding balance of discount notes was $2.0 billion, $2.1 billion, and $1.1 billion, respectively, and the weighted average interest rate on discount notes was 4.47 percent, 2.70 percent, and 1.14 percent, respectively. At September 30, 2006, $2.4 billion of discount notes were outstanding with a weighted average interest rate of 5.21 percent. The discount notes are not listed on any exchange.
          TVA issues power bonds primarily to refinance previously-issued power bonds as they mature. During 2006, 2005, and 2004, TVA issued $1.1 billion, $1.7 billion, and $0.8 billion of power bonds, respectively, and redeemed $1.2 billion, $2.4 billion, and $2.3 billion of power bonds, respectively. At September 30, 2006, outstanding power bonds (including current maturities of long-term debt) consisted of the following:

CUSIP or Other			Principal
Identifier	Maturity	Coupon Rate	Amount[1]		Exchange Listings
electronotes®	01/15/2008 - 02/15/2026	2.450% -	$1,090		None
		6.125%[2]
880591CQ3	01/15/2007	6.643%[3]	385	[4]	New York
880591DS8	12/15/2016	4.875%	600	[4]	New York
880591DB5	11/13/2008	5.375%	2,000		New York, Hong Kong, Luxembourg, Singapore
880591DN9	01/18/2011	5.625%	1,000		New York, Luxembourg
880591DL3	05/23/2012	7.140%	29		New York
880591DT6	05/23/2012	6.790%	1,486		New York
880591CW0	03/15/2013	6.000%	1,359		New York, Hong Kong, Luxembourg, Singapore
880591DW9	08/01/2013	4.750%	990		New York, Luxembourg
880591DY5	06/15/2015	4.375%	1,000		New York, Luxembourg
880591CU4	12/15/2017	6.250%	750		New York
880591DC3	06/07/2021	5.805%[3]	374		New York, Luxembourg
880591CJ9	11/01/2025	6.750%	1,350		New York, Hong Kong, Luxembourg, Singapore
880591300	06/01/2028	5.490%	466		New York
880591409	05/01/2029	5.618%	410		New York
880591DM1	05/01/2030	7.125%	1,000		New York, Luxembourg
880591DP4	06/07/2032	6.587%[3]	468		New York, Luxembourg
880591DV1	07/15/2033	4.700%	472		New York, Luxembourg
880591DX7	06/15/2035	4.650%	436		New York
880591CK6	04/01/2036	5.980%	121		New York
880591CS9	04/01/2036	5.880%	1,500		New York
880591CP5	01/15/2038	6.150%	1,000		New York
880591BL5	04/15/2042	8.250%	1,000		New York
880591DU3	06/07/2043	4.962%[3]	281		New York, Luxembourg
880591CF7	07/15/2045	6.235%	140		New York
880591DZ2	04/01/2056	5.375%	1,000		New York

Subtotal			20,707

Unamortized discounts, premiums, and other			(178)

Total outstanding power bonds, net			$20,529

Notes

(1)	The above table includes net translation losses from currency transactions of $195 million at September 30, 2006.

(2)	The weighted average interest rate of TVA’s outstanding electronotes® was 4.74 percent at September 30, 2006.

(3)	The coupon rate represents TVA’s effective interest rate.

(4)	Because these power bonds either mature or are able to be put back to TVA in 2007, they are considered to be short-term debt as of September 30, 2006, and are thus included in the Short-Term Debt table as of September 30, 2006, in Note 9 — Debt Outstanding.
          As of September 30, 2006, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes. TVA’s rated Bonds are currently rated “Aaa” by Moody’s Investors Service and/or “AAA” by Standard & Poor’s and/or Fitch Ratings, which are the highest ratings assigned by these agencies. The ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies. Ratings are assigned independently, and each should be evaluated as such.
          For additional information about TVA debt issuance activity and debt instruments issued and outstanding as of September 30, 2006 and 2005, including identifiers, rates, maturities, outstanding principal amounts, and redemption features, see Note 9 — Debt.

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
     2006 Compared to 2005
          Net cash provided by operating activities increased $552 million from 2005 to 2006. This increase resulted from:

•	An increase in cash provided by operating revenues of $1.4 billion resulting primarily due to higher average rates from rate actions effective in October 2005 and April 2006 and, to a lesser extent, by increased demand in 2006;

•	Less cash paid for interest of $46 million in 2006; and

•	A decrease in expenditures for nuclear refueling outages of $50 million due to the number and timing of outages during 2006.
     These items were partially offset by:
•	An increase in cash paid for fuel and purchased power of $734 million due to higher volume and increased market prices;

•	An increase in payments in lieu of taxes of $11 million;

•	An increase in cash outlays for routine and recurring operating costs of $44 million; and

•	An increase in other deferred items of $55 million primarily due to $22 million of increased contributions to the TVA Retirement System and $15 million related to customer advances for construction.
          Net cash used by changes in components of working capital increased $117 million from 2005 primarily from:
•	A larger increase in accounts receivable of $195 million due to increased sales of the prior year and higher rates in 2006; and

•	A larger increase in inventories of $108 million due to higher priced coal and natural gas in ending inventory in 2006 and a higher volume of coal on hand at the end of 2006.
          These items were partially offset by:
•	A $125 million increase in accounts payable and accrued liabilities in 2006 compared to a $16 million decrease in 2005 primarily due to changes in the amount of collateral held by TVA of $88 million under terms of a swap agreement and higher costs for fuel and purchased power; and

•	A $23 million increase in accrued interest in 2006 compared to a $22 million decrease in 2005 due to timing of interest payments on Bonds issued relative to Bonds retired during 2006.
          Cash used in investing activities increased $539 million from 2005 to 2006. The increase is primarily due to:
•	Sales of short-term investments of $335 million in 2005 with no comparable sales in 2006;

•	An increase in expenditures for the enrichment and fabrication of nuclear fuel of $136 million for the Sequoyah Unit 2 and Watts Bar Unit 1 reloads scheduled to be completed in the first quarter of 2007, and expenditures related to uranium, conversion, and enrichment for Browns Ferry Unit 1;

•	An increase in expenditures for capital projects of $60 million was primarily due to increases in transmission construction projects related to reliability and load growth on the TVA system, including a substation and a 500-kv transmission line on the bulk transmission system, an increase in expenditures for nuclear projects of $17 million primarily for the Browns Ferry Unit 1 restart, and a corresponding increase in allowance for funds used during construction of $35 million; partially offset by decreases in clean air expenditures of $20 million related to project completions and a decrease in hydro expenditures of $26 million; and

•	A decrease in proceeds received from the sale of certain receivables/loans of $45 million compared to the same period of 2005.
          These items were partially offset by:
•	A damage award in 2006 of $35 million in TVA’s breach of contract suit against the DOE; and

•	A smaller increase in collateral deposits in 2006 of $16 million as compared to 2005. See Note 1 — Summary of Significant Accounting Policies — Restricted Cash and Investments.
          Net cash used in financing activities was $34 million greater in 2006 than 2005 primarily due to:
•	A decrease in issuance of long-term debt of $518 million;

•	Net issuances of short-term debt of $546 million in 2005 compared to net redemptions of short-term debt of $93 million in 2006; and
•	An increase in payments to the U.S. Treasury of $2 million due to changes in interest rates.
          These items were partially offset by:
•	A decrease in redemptions of long-term debt of $1.1 billion in 2006 compared to 2005.
     2005 Compared to 2004
          Net cash provided by operating activities decreased $1.8 billion from 2004 to 2005. The decrease resulted from:
•	Proceeds of $1.5 billion received in 2004 for energy prepayments with no comparable prepayment in 2005;

•	Increased cash paid for fuel and purchased power of $521 million due to higher volume and increased market prices;

•	An increase in expenditures for nuclear refueling outages of $36 million due to the number and timing of outages;

•	An increase in other deferred items of $28 million primarily due to increased contributions to the TVA Retirement System;

•	An increase in payments in lieu of taxes of $27 million; and

•	Decreased cash provided from net income components of $199 million.
These items were partially offset by:
•	An increase in cash provided by operating revenues of $251 million resulting primarily from increased sales volume;

•	A decrease in cash outlays for interest of $47 million; and

•	A decrease in cash outlays for operating and maintenance costs of $38 million primarily due to $33 million in severance and restructuring costs that were recognized in 2004.
          Net cash used by changes in working capital components increased $59 million from 2004 to 2005. The working capital fluctuation primarily resulted from:
•	An increase in accounts receivable of $69 million due to increased sales volume during the summer months of 2005;

•	A larger payment of accrued interest of $17 million in 2005 than in 2004 due to the timing of interest payments on Bonds issued relative to Bonds retired; and

•	An increase in inventories and other of $12 million in 2005 compared to a decrease in inventories and other of $10 million in 2004 primarily due to purchases of emission allowances and prepayment of insurance premiums for new programs in 2005.
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
          The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:
Future Planned Construction Expenditures 1
As of September 30

	Actual	Estimated Construction Expenditures
	2006	2007	2008	2009	2010	2011

Browns Ferry Unit 1 Restart	$428	$76	$—	$—	$—	$—
Clean Air Expenditures	182	286	357	306	290	368
Transmission Expenditures [2]	232	203	231	319	312	278
Other Capital Expenditures [3]	406	487	611	510	560	534

Total Capital Projects Requirements [4]	$1,248	$1,052	$1,199	$1,135	$1,162	$1,180

Notes

(1)	This table shows only expenditures that are currently planned. TVA is updating its strategic plan. When completed, the strategic plan could indicate that it is desirable for TVA to acquire additional generation rather than depend on market purchases. Such new generation could require significant capital expenditures in order to meet the needs of TVA’s service area. The table does not include any projects to provide additional generation which may be identified in the strategic planning process.

(2)	Transmission Expenditures include reimbursable projects.

(3)	Other Capital Expenditures are primarily associated with short lead time construction expenditure projects aimed at the continued safe and reliable operation of generating assets.
(4)	Actual 2006 capital projects requirements excludes allowance for funds used during construction of $151 million.
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
Commitments and Contingencies
Payments Due in the Year Ending September 30

	Total		2007	2008	2009	2010	2011	Thereafter

Debt	$22,888	*	$3,361	$90	$2,030	$63	$1,015	$16,329
Interest payments relating to debt	21,555		1,188	1,152	1,096	1,042	1,011	16,066
Leases
Non-cancelable operating	135		45	41	26	12	4	7
Capital	272		63	59	57	57	30	6
Power purchase obligations	4,354		205	146	148	152	154	3,549
Purchase obligations
Fuel purchase obligations	3,015		1,083	509	496	400	249	278
Other obligations	327		199	111	5	3	2	7
Payments on other financings	1,557		85	89	85	89	95	1,114
Payment to U.S. Treasury**
Return of Appropriation Investment	150		20	20	20	20	20	50
Return on Appropriation Investment	282		20	23	22	21	20	176
Retirement plans	90		90	—	—	—	—	—

Total	$54,625		$6,359	$2,240	$3,985	$1,859	$2,600	$37,582

Notes

*	Does not include noncash items of foreign currency valuation loss of $195 million and net discount on sale of bonds of $178 million.

**	TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million. TVA may draw any portion of the authorized $150 million during the year. Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less. During 2006, the daily average outstanding balance was $131 million. TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest. Because of this practice, there was no outstanding balance on the note as of September 30, 2006. Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at September 30, 2006. See Note 9 — Short-Term Debt.
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
     The $65 million decrease in Federal agencies and other was primarily due to:
•	An $82 million decrease in exchange power sales reflecting decreased sales of 90.3 percent and reduced generation of 2.7 percent which includes a 36.6 percent decrease in hydroelectric generation resulting from dry conditions in 2006; offset by

•	A $17 million increase in revenues from federal agencies directly served due to increased sales of 4.9 percent and average rates rising 14.3 percent of which $10 million relate to the rate adjustments effective October 1, 2005, and April 1, 2006.
Significant items contributing to the 4,872 million kilowatt-hour increase in electricity sales include:
•	A 6,703 million kilowatt-hour increase in sales to municipalities and cooperatives attributable to 4,707 million kilowatt-hours related to the unbilled estimate methodology used in 2005 (see Note 1 — Accounts Receivable) and a 1,996 million kilowatt-hour increase in sales demand by municipalities and cooperatives during 2006;

•	A 115 million kilowatt-hour increase in sales to directly served industries as a result of increased firm and Firm Power Interruptible demand of 48.3 percent and 93.6 percent, respectively, offset by decreased Economy Surplus Power/Variable Priced Interruptible and Preferred Interruptible Power/Firm Power Interruptible demand of 29.2 percent and 32.3 percent, respectively; and

•	An 85 million kilowatt-hour increase in sales to federal agencies primarily due to increased demand of 34.5 percent for other miscellaneous products.

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
     Regulatory Accounting
          Although TVA’s power rates are not subject to regulation through a public service commission or other similar entity, TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers. This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 that (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected. Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred. Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology. Based on this assessment, management believes the existing regulatory assets are probable of recovery. This determination reflects the current regulatory and political environment and is subject to change in the future. If future recovery of regulatory assets ceases to be probable, TVA could be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises—Accounting for the Discontinuation of Application of FASB Statement No. 71.” Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply. See Note 5.
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
          The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs:
•	Timing — In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated. At a multiple unit site, the expiration of the unit with the latest to expire operating license is typically used for this purpose, or an assumption could be made that the plant will be relicensed and operate for some time beyond the original license term. Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in SAFSTOR status — a status authorized by applicable regulations which allows for a nuclear facility to be maintained and monitored in a condition that allows the radioactivity to decay, after which the facility is decommissioned. Afterwards, it is dismantled. While the impact of these assumptions cannot be determined with precision, assuming either license extension or use of SAFSTOR status can significantly decrease the present value of these obligations.

•	Technology and Regulation — Because of the age of the nuclear plants in the United States, there is limited experience with actual decommissioning of large nuclear facilities. Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly. The impact of these potential changes is not presently determinable. TVA’s cost studies assume current technology and regulations.

•	Discount Rate — TVA’s decommissioning fund uses a blended rate of 5.65 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligation.

•	Investment Rate of Return — TVA assumes that its decommissioning fund will achieve a rate of return that is five percent greater than the rate of inflation.

•	Cost Escalation Factors — TVA’s decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by 4 percent annually.
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
     Conditional Asset Retirement Obligations
          In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term conditional asset retirement obligation (“conditional ARO”) as used in SFAS No. 143, "Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional ARO should be recognized when incurred. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an ARO. On September 30, 2006, TVA began applying FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which resulted in the recognition of additional ARO liabilities for asbestos and Polychlorinated Biphenyls abatement costs. The effect of the adoption of FIN No. 47 during 2006 included a cumulative effect charge to income of $109 million, a recognition of a corresponding additional long-term liability of $132 million, a recognition of an increase in assets of $43 million, and related accumulated depreciation of $20 million.
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
     Impairment of Investments
          On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an “other-than-temporary” impairment and requires certain disclosures about unrealized losses that have not been recognized as “other-than-temporary” impairments. TVA began applying this guidance beginning with the quarterly reporting period ending March 31, 2006. The adoption of this guidance did not have a material impact on TVA’s results of operations or financial condition.
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
     The ERC and risk committees spent much of 2006 cataloging the major enterprise level risks for TVA into three main categories: strategic risks, operational risks and financial risks. A discussion of significant risk factors under each of these categories, as well as risk factors related to TVA securities, is presented in Item 1A, Risk Factors. In addition, a discussion of derivative instruments that TVA uses to hedge certain of these risks is contained in Note 8. It is TVA’s policy to enter into derivative transactions solely for hedging purposes and not for speculative purposes.
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
     The table below summarizes TVA’s customer credit risk from trades accounts receivable as of September 30, 2006:
Customer Credit Risk
As of September 30

Trade Accounts Receivable [1]
Municipalities and Cooperative Distributor Customers
Investment Grade	$845
Internally Rated — Investment Grade	433
Industries and Federal Agencies Directly Served
Investment Grade	37
Non-investment Grade	(1)
Internally Rated — Investment Grade	4
Internally Rated — Non-investment Grade	10
Exchange Power Arrangements
Investment Grade	4
Non-investment Grade	—
Internally Rated — Investment Grade	1
Internally Rated — Non-investment Grade	1

Subtotal	1,334
Other Accounts Receivable
Miscellaneous Accounts	35
Provision for Uncollectible Accounts	(10)

Subtotal	25

Total	$1,359

(1)	Includes unbilled power receivables of $1,031 million.
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

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS
For the years ended September 30
(in millions)

	2006	2005	2004

Cash flows from operating activities
Net income	$329	$85	$386
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,513	1,175	1,140
Refueling amortization	89	105	100
Amortization of deferred nuclear refueling costs	128	131	132
Loss on project cancellations/asset impairment	9	24	20
Cumulative effect of change in accounting principle	109	—	—
Net realized and unrealized mark-to-market and hedging transactions	15	(3)	7
Non-cash retirement benefit expense	302	289	207
Prepayment credits applied to revenue	(105)	(105)	(96)
Other, net	(7)	7	13
Changes in current assets and liabilities
Accounts receivable, net	(214)	(19)	50
Inventories and other	(120)	(12)	10
Accounts payable and accrued liabilities	125	(16)	(65)
Accrued interest	23	(22)	(5)
Proceeds from energy prepayments	—	—	1,504
Deferred nuclear refueling outage costs	(72)	(122)	(86)
Other, net	(110)	(55)	(27)

Net cash provided by operating activities	2,014	1,462	3,290

Cash flows from investing activities
Construction expenditures	(1,399)	(1,339)	(1,552)
Proceeds from project cancellation settlement (Note 1)	—	—	15
Nuclear fuel expenditures	(277)	(141)	(119)
Change in restricted cash and investments	(91)	(107)	—
Short-term investments, net	—	335	(68)
Loans and other receivables
Advances	(17)	(12)	(17)
Repayments	13	18	22
Proceeds from sale of receivables/loans (Note 1)	11	56	—
Proceeds from settlement of litigation related to capital expenditures	35	—	—
Other, net	(2)	2	1

Net cash used in investing activities	(1,727)	(1,188)	(1,718)

Cash flows from financing activities
Long-term debt
Issues	1,132	1,650	772
Redemptions and repurchases (Note 10)	(1,241)	(2,368)	(2,251)
Short-term (redemptions)/borrowings, net	(93)	546	(157)
Proceeds from call monetizations	—	5	—
Bond premium received	—	—	97
Proceeds from swap receivable monetization	—	—	55
Payments on lease/leaseback financing	(28)	(29)	(32)
Payments on equipment financing	(6)	(6)	(29)
Financing costs, net	(14)	(17)	(3)
Payments to U.S. Treasury	(38)	(36)	(38)
Other	(1)	—	—

Net cash used in financing activities	(289)	(255)	(1,586)

Net change in cash and cash equivalents	(2)	19	(14)
Cash and cash equivalents at beginning of period	538	519	533

Cash and cash equivalents at end of period	$536	$538	$519

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
     Substantially all TVA revenues and assets are attributable to the power program. TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.7 million people. The power program has historically been separate and distinct from the stewardship programs. It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”). Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Appropriation Investment”). Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations. These programs are now funded largely with power revenues. Certain stewardship activities are also funded with various revenues and user fees. These activities related to stewardship properties do not meet the criteria of an operating segment, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.
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
Revision to Statements of Cash Flows
     As of September 30, 2006, TVA began reporting the allowance for funds used during construction (“AFUDC”) related to construction expenditures as a component of cash investing activities rather than as a component of operating activities. The revised classification is consistent with guidance for the cash flow presentation of capitalized interest. The previous method of reporting AFUDC was consistent with the industry practice for the combined reporting of debt and equity AFUDC. The result of this reclassification is an increase in cash from operating activities of $116 million and $99 million for 2005 and 2004, respectively, and an increase in funds used by investing activities of $116 million and $99 million, respectively.
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
          Based on updating assumptions in the engineering studies annually in accordance with NRC requirements, revisions to the amount and timing of certain cash flow estimates of nuclear asset retirement obligations may be made. TVA recognizes as incurred all obligations related to closure and removal of its nuclear units. TVA measures the liability for closure at the present value of the weighted estimated cash flows required to satisfy the related obligation, discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued, and subsequently modified to comply with SFAS No. 143. Earnings from decommissioning fund investments, amortization of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred as a regulatory asset. See Note 13 — Contingencies — Decommissioning Costs. Beginning in 2003, TVA evaluated the nature and scope of its decommissioning policy as it relates to all electric plant. The evaluation was used to determine the need for recognition of additional asset retirement obligations as described in SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 became effective for TVA at the beginning of 2003. See Note 4. On September 30, 2006, TVA began applying the guidance of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” See Note 4 for the effects of applying this interpretation.
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
Nuclear Production Plants
As of September 30

	Completed	Construction in	Fuel
	Plant, Net	Progress	Investment

Browns Ferry *	$1,952	$1,993	$229
Sequoyah	1,648	32	118
Watts Bar	5,317	191	62
Raw materials	–	–	82

Total Nuclear Production	$8,917	$2,216	$491

Notes

*	Browns Ferry Unit 1, a unit in recovery, is discussed below.
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

          The year-end balances of TVA’s regulatory assets and liabilities are as follows:
TVA Regulatory Assets and Liabilities
As of September 30

	2006	2005

Regulatory Assets:
Minimum pension liability	$914	$1,158
Nuclear decommissioning costs	474	716
Reacquisition costs	232	264
Deferred purchased power costs	6	–
Deferred outage costs	85	103
Capital leases	76	84
Unrealized losses on purchased power contracts	22	42

Subtotal	1,809	2,367

Deferred nuclear generating units	3,521	3,912

Total	$5,330	$6,279

Regulatory Liabilities:
Unrealized gain on coal purchase contracts	$487	$791
Capital lease liability	88	106

Total	$575	$897

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
          Nuclear decommissioning costs include certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under NRC requirements and liability recognition under the accounting rules for asset retirement obligations. These future costs will be funded through a combination of investment funds already set aside by TVA, future earnings on those investment funds, and if necessary, additional TVA cash contributions to the investment funds. See Note 1 — Investment Funds and Note 4.
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
Financial Trading Program Activity
As of September 30

	2006		2005
	Notional		Notional
	Amount	Contract	Amount	Contract
	(in mmBtu)	Value	(in mmBtu)	Value

Futures contracts
Financial positions, beginning of period, net	880,000	$9	—	$—
Purchased	18,160,000	146	4,370,000	33
Settled	(14,750,000)	(97)	(3,490,000)	(27)
Realized (losses)/gains	—	(23)	—	3

Net positions-long	4,290,000	35	880,000	9

Swap Futures
Financial positions, beginning of period, net	—	—	—	—
Fixed Portion	1,977,500	12	—	—
Floating Portion — realized	(155,000)	(1)	—	—
Realized (losses)	—	—	—	—

Net positions-long	1,822,500	11	—	—

Options contracts
Financial positions, beginning of period, net	240,000	—	—	—
Calls Purchased	—	—	580,000	1
Calls and puts sold	—	—	980,000	(1)
Positions closed or expired	(240,000)	—	(1,320,000)	—

Net positions-long	—	—	240,000	—

Holding gains (losses)
Unrealized gain at beginning of period, net	—	1	—	—
Unrealized(loss)/gain for the period	—	(7)	—	1

Unrealized (losses)/gains at end of period, net	—	(6)	—	1

Financial positions at end of period, net	6,112,500	$40	1,120,000	$10

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
     Debt Securities Activity
          The table below summarizes TVA’s Bond activity for the period from October 1, 2005, to September 30, 2006.

Debt Securities Activity from October 1, 2005 to September 30, 2006

	Principal Amount
	2006		2005

Redemptions/Maturities:
electronotes®
First quarter	$152		$3
Second quarter	3		75
Third quarter	4		101
Fourth quarter	4		3
2000E QUINTS	—		100
1998D PARRS	—		86
1995 Series A	—		2,000
1996 Series C	1,000		—
2003 Series B	28	*	—
2005 Series A	64	*	—

Total	$1,255		$2,368

Issues
electronotes®
First quarter	$49		$—
Second quarter	19		25
Third quarter	37		105
Fourth quarter	27		20
2006 Series A	1,000		—
2005 Series A	—		500
2005 Series B	—		1,000

Total	$1,132		$1,650

Inflation indexed bond accretion	$15		$11

Note

*	Includes $13 million gain on redemption — See Note 10.
     Debt Outstanding
          Debt outstanding at September 30, 2006, consisted of the following:
Short-Term Debt
As of September 30

		Call/(Put)	Coupon	2006	2005 Par
CUSIP or Other Identifier	Maturity	Date	Rate	Par Amount	Amount

Discount Notes (net of discount)				$2,376	$2,469
Current maturities of long-term debt:
88059TAE1	06/15/2021	10/02/2005	6.350%	—	28
88059TAJ0	08/15/2021	10/02/2005	6.100%	—	23
88059TAZ4	05/15/2017	10/02/2005	6.000%	—	40
88059TCM1	10/15/2023	10/02/2005	5.625%	—	15
88059TCG4	08/15/2018	10/02/2005	5.500%	—	44
880591CK6	04/01/2036	(04/03/2006)	5.980%	—	121
880591CM2	09/18/2006		7.125%	—	922
880591CS9	04/01/2036	(04/03/2006)	5.880%	—	1,500
880591CQ3	01/15/2007		6.643%*	385	—
880591DS8	12/15/2016	(12/15/2006)	4.875%	600	—

Current maturities of long-term debt				985	2,693

Total short-term debt, net				$3,361	$5,162

Note

*	The coupon rate represents TVA’s effective interest rate.

Long-Term Debt 1
As of September 30

		Call/(Put)	Coupon		2006	2005 Par
CUSIP or Other Identifier	Maturity	Date	Rate		Par Amount	Amount

880591CQ3	01/15/2007		6.643	% [2]	$—	$370
880591DS8	12/15/2016	(12/15/2006)	4.875%		—	600

Maturing in 2007					—	970

88059TBQ3	01/15/2008	01/15/2004	3.050%		10	10
88059TBS9	01/15/2008	01/15/2004	3.300%		40	40
88059TCB5	05/15/2008	05/15/2004	2.450%		40	41

Maturing in 2008					90	91

880591DB5	11/13/2008		5.375%		2,000	2,000
88059TCW9	03/15/2009	03/15/2005	3.200%		30	31

Maturing in 2009					2,030	2,031

88059TDP3	04/15/2010	04/15/2007	5.125%		21	—
88059TDD0	06/15/2010	06/15/2006	4.125%		42	42

Maturing in 2010					63	42

880591DN9	01/18/2011		5.625%		1,000	1,000
88059TDQ1	05/15/2011	05/15/2007	5.250%		6	—
88059TDR9	06/15/2011	06/15/2007	5.250%		9	—

Maturing in 2011					1,015	1,000

880591DL3	05/23/2012		7.140%		29	29
880591DT6	05/23/2012		6.790%		1,486	1,486
88059TBH3	09/15/2012	09/15/2004	4.375%		10	10

Maturing in 2012					1,525	1,525

880591CW0	03/15/2013		6.000%		1,359	1,359
88059TBR1	01/15/2013	01/15/2005	4.375%		14	14
88059TBW0	03/15/2013	03/15/2005	4.000%		23	23
88059TBX8	03/15/2013	03/15/2004	4.250%		13	13
88059TCD1	06/15/2013	06/15/2004	3.500%		12	12
880591DW9	08/01/2013		4.750%		990	990
88059TCF6	07/15/2013	07/15/2005	4.350%		17	18
88059TDS7	07/15/2013	07/15/2008	5.625%		9	—

Maturing in 2013					2,437	2,429

88059TCL3	10/15/2013	10/15/2005	4.500%		12	12
88059TCQ2	12/15/2013	12/15/2005	4.700%		8	8
88059TBJ9	10/15/2014	10/15/2004	4.600%		22	22
88059TBN0	12/15/2014	12/15/2004	5.000%		54	55
88059TBY6	04/15/2015	04/15/2005	4.600%		20	20
88059TDB4	04/15/2015	04/15/2007	5.000%		50	50
880591DY5	06/15/2015		4.375%		1,000	1,000
88059TDE8	07/15/2015	07/15/2007	4.500%		7	7
88059TCH2	08/15/2015	08/15/2005	5.125%		34	35
88050TBK6	10/15/2015	10/15/2005	5.050%		19	19
88059TDH1	10/15/2015	10/15/2007	5.000%		28	—
88059TBL4	11/15/2015	11/15/2005	4.800%		27	27
88059TCR0	12/15/2015	12/15/2005	4.875%		11	11
88059TDK4	12/15/2015	12/15/2006	5.375%		10	—
88059TBU4	02/15/2016	02/15/2006	4.550%		9	9
88059TCV1	02/15/2016	02/15/2006	4.500%		3	3
88059TDN8	03/15/2016	03/15/2008	5.375%		8	—
88059TCC3	06/15/2016	06/15/2006	3.875%		4	4
88059TDT5	08/15/2016	08/15/2007	5.625%		4	—
88059TCJ8	09/15/2016	09/15/2006	4.950%		11	11
88059TDU2	09/15/2016	09/15/2007	5.375%		14	—
88059TCS8	01/15/2017	01/15/2007	5.000%		29	29
880591CU4	12/15/2017		6.250%		750	750
88059TCA7	05/15/2018	05/15/2004	4.750%		24	24
88059TCE9	07/15/2018	07/15/2004	4.700%		35	36
88059TCN9	11/15/2018	11/15/2006	5.125%		18	19
88059TCT6	01/15/2019	01/15/2005	5.000%		28	28
88059TCX7	03/15/2019	03/15/2007	4.500%		13	13
88059TDF5	08/15/2020	08/15/2008	5.000%		10	10
88059TDG3	09/15/2020	09/15/2008	4.800%		3	3
88059TDJ7	11/15/2020	11/15/2008	5.500%		11	—

Long-Term Debt, continued

					2006
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate		Par Amount	2005 Par Amount

88059TDL2	01/18/2021	01/15/2009	5.125%		$5	$–
880591DC3	06/07/2021		5.805	% [2]	374	352
88859TAN1	12/15/2021	12/15/2005	6.000%		25	25
88059TAR2	01/15/2022	01/15/2006	6.125%		28	28
88059TAX9	04/15/2022	04/15/2006	6.125%		14	14
88059TBE0	08/15/2022	08/15/2006	5.500%		28	29
88059TBM2	11/15/2022	11/15/2006	5.000%		11	11
88059TBP5	12/15/2022	12/15/2006	5.000%		20	20
88059TBT7	01/15/2023	01/15/2007	5.000%		11	12
88059TBV2	02/15/2023	02/15/2007	5.000%		17	18
88059TBZ3	05/15/2023	05/15/2004	5.125%		15	15
88059TCK5	10/15/2023	10/15/2007	5.200%		14	14
88059TCP4	11/15/2023	11/15/2004	5.250%		12	12
88059TCU3	02/15/2024	02/15/2008	5.125%		9	9
88059TCY5	04/15/2024	04/15/2005	5.375%		14	15
88059TCZ2	02/15/2025	02/15/2006	5.000%		18	19
88059TDA6	03/15/2025	03/15/2009	5.000%		6	6
88059TDC2	05/15/2025	05/15/2009	5.125%		14	14
880591CJ9	11/01/2025		6.750%		1,350	1,350
88059TDM0	02/15/2026	02/15/2010	5.500%		7	–
880591300 [3]	06/01/2028		5.490%		466	466
880591409 [3]	05/01/2029		5.618%		410	410
880591DM1	05/01/2030		7.125%		1,000	1,000
880591DP4	06/07/2032		6.587	% [2]	468	441
880591DV1	07/15/2033		4.700%		472	500
880591DX7	06/15/2035		4.650%		436	500
880591CK6	04/01/2036		5.980%		121	–
880591CS9	04/01/2036		5.880%		1,500	–
880591CP5	01/15/2038		6.150%		1,000	1,000
880591BL5	04/15/2042	04/15/2012	8.250%		1,000	1,000
880591DU3	06/07/2043		4.962	% [2]	281	265
880591CF7	07/15/2045	07/15/2020	6.235%		140	140
880591DZ2	04/01/2056		5.375%		1,000	–

Maturing 2014-2056					12,562	9,890

Subtotal					19,722	17,978

Unamortized discounts, premiums, and other					(178)	(227)

Total long-term debt, net					$19,544	$17,751

Notes

1	The above table includes net translation losses from currency transactions of $195 million and $52 million at September 30, 2006, and 2005, respectively.

2	The coupon rate represents TVA’s effective interest rate.

3	TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions. See Note 9 — Put and Call Options.
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

          The estimated values of TVA’s financial instruments at September 30 are as follows:
Estimated Values of Financial Instruments
As of September 30

	2006		2005
	Carrying	Fair	Carrying
	Amount	Value	Amount	Fair Value

Cash and cash equivalents	$536	$536	$538	$538
Restricted cash and investments	198	198	107	107
Investment funds	972	972	858	858
Loans and other long-term receivables	102	102	93	93
Short-term debt, net of discount	2,376	2,376	2,469	2,469
Long-term debt (including current portion), net of discount	20,529	22,037	20,444	22,552
Other financing obligations	1,108	1,108	1,143	1,143
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

     Components of Pension and Other Postretirement Benefits
          The components of pension expense and other postretirement benefits expense for the years ended September 30 were:
Components of Pension and Other Postretirement Benefits

	Pension Benefits		Other Postretirement Benefits

	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$8,433	$7,754	$544	$447
Service cost	127	117	9	6
Interest cost	440	428	29	25
Plan participants’ contributions	35	41	64	63
Amendments, including special events	—	—	—	—
Actuarial loss	3	489	(108)	91
Net transfers from variable fund/401(k) plan	9	24	—	—
Expenses paid	(4)	(4)	—	—
Benefits paid	(443)	(416)	(87)	(88)

Benefit obligation at end of year	$8,600	$8,433	$451	$544

Change in plan assets
Fair value of plan assets at beginning of year	$7,015	$6,415	$—	$—
Adjustment to reconcile to system asset value	—	—	—	—
Actual return on plan assets	641	902	—	—
Plan participants’ contributions	35	41	64	63
Net transfers from variable fund/401(k) plan	9	24	—	—
Employer contributions	75	53	23	25
Expenses paid	(4)	(4)	—	—
Benefits paid	(443)	(416)	(87)	(88)

Fair value of plan assets at end of year	$7,328	$7,015	$—	$—

Funded status	$(1,272)	$(1,418)	$(451)	$(544)
Unrecognized net actuarial loss	1,275	1,554	113	237
Unrecognized prior service cost	275	311	39	44
Unrecognized transition obligations	—	—	—	—

Prepaid (accrued) benefit cost	$278	$447	$(299)	$(263)

Amount recognized on balance sheet
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(903)	(1,010)	(299)	(263)
Other long-term asset	275	311	—	—
Accumulated other comprehensive income reclassified to regulatory assets	906	1,146	—	—

Net amount recognized	$278	$447	$(299)	$(263)

Weighted average assumptions as of September 30	2006	2005	2006	2005

Discount rate	5.90%	5.38%	5.90%	5.38%
Expected return on plan assets	8.75%	8.25%	NA	NA
Rate of compensation increase	3.3% – 10.1%	3.3% – 10.1%	NA	NA
Initial health care trend rate	NA	NA	8.50%	9.00%
Ultimate health care trend rate	NA	NA	5.00%	5.00%
Ultimate trend rate is reached in year beginning	NA	NA	2013	2013

Components of Pension and Other Postretirement Benefits

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$127	$117	$112	$9	$6	$5
Interest cost	440	429	406	28	25	18
Expected return on plan assets	(490)	(457)	(464)	NA	NA	NA
Amortization of prior service cost	36	36	36	5	5	5
Amortization of transition obligation	—	—	—	—	—	—
Recognized net actuarial loss	131	118	88	16	10	1

Net periodic benefit cost	244	243	178	58	46	29
Special events	—	—	—	—	—	7

Total benefits cost	$244	$243	$178	$58	$46	$36

Weighted average assumptions used to determine expense
Discount rate	5.38%	5.81%	6.00%	5.38%	5.81%	6.00%
Expected return on plan assets	8.25%	8.25%	8.50%	NA	NA	NA
Rate of compensation increase	3.3%-10.1%	3.3%-10.1%	3.3%-10.1%	NA	NA	NA
Initial health care trend rate	NA	NA	NA	9.00%	9.0%	8.50%
Ultimate health care trend rate	NA	NA	NA	5.00%	5.00%	5.00%
Ultimate trend rate is reached in year beginning	NA	NA	NA	2013	2012	2010
Sensitivity to the Assumed Health Care Cost Trend Rates for 2006

	1% Increase	1% Decrease

Effect on total of service and interest cost components	4	(5)
Effect on end-of-year accumulated postretirement benefit obligation	61	(65)
Estimated Future Benefit Payments

	Pension	Other

2007	$534,125	$21,715
2008	$544,053	$24,016
2009	$559,152	$26,116
2010	$572,454	$28,073
2011	$584,788	$30,140
2012-2016	$3,160,924	$159,368
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
     Other Non-Qualified Retirement and Deferred Compensation Plans
          In 1995, TVA established a Supplemental Executive Retirement Plan (“SERP”) to provide additional benefits to specified individuals in addition to those available under the qualified pension plan because of Internal Revenue Service (“IRS”) limits applicable to qualified plans. The SERP funds are invested in securities generally designed to achieve a return in line with overall equity market performance. The nature of these investments comprises commingled funds. Commingled funds are similar in nature to a mutual fund. Investments held in the SERP are stated at fair value, which is determined by the trustee of the fund. TVA has historically funded the annual calculated expense. Due to the immaterial amounts related to the SERP, TVA has elected to not make full SFAS No. 132R disclosures, but rather has disclosed amounts related to recorded balances and expense as determined through the application of SFAS No. 87, “Employers’ Accounting for Pensions.” As of and for the year ended September 30, 2006, TVA recognized certain amounts related to the plan including plan assets in trust of $30 million, a regulatory asset of $7 million, an intangible asset of $5 million, an estimated accrued and minimum pension plan obligation of $38 million, expense of $7 million, and current year gains on plan assets of $2 million, of which $0.6 million was realized. In addition, $3 million in benefit payments were made from the plan during the year, and TVA made contributions of $13 million to the plan. As of and for the year ended September 30, 2005, TVA recognized certain amounts related to the plan including plan assets in trust of $17 million, a regulatory asset of $12 million, an intangible asset of $1 million, an estimated accrued and minimum pension plan obligation of $35 million, expense of $6 million, and current year gains on plan assets of $1 million of which all was realized. In addition, $2 million in benefit payments were made from the plan during the year. TVA did not make contributions to the plan during 2005.
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
13. Commitments and Contingencies
     Commitments
          As of September 30, 2006, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:
Commitments
Payments Due in the Year Ending September 30

	2007	2008	2009	2010	2011	Thereafter	Total

Debt	$3,361	$90	$2,030	$63	$1,015	$16,329	$22,888	*
Leases
Non-cancelable operating	45	41	26	12	4	7	135
Capital	63	59	57	57	30	6	272
Power purchase obligations	205	146	148	152	154	3,549	4,354
Purchase obligations
Fuel purchase obligations	1,083	509	496	400	249	278	3,015
Other obligations	199	111	5	3	2	7	327

Total	$4,956	$956	$2,762	$687	$1,454	$20,176	$30,991

*	Does not include noncash items of foreign currency valuation loss of $195 million and net discount on sale of bonds of $178 million.
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
          Bondholder Protection Test. The TVA Act and the Basic Bond Resolution each contain a bondholder protection test. Under this test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:
•	depreciation accruals and other charges representing the amortization of capital expenditures; and

•	the net proceeds from any disposition of power facilities;
for either
•	the reduction of its capital obligations (including Bonds and the Appropriation Investment); or

•	investment in power assets.
TVA must next meet this test for the five-year period ending on September 30, 2010.
          Tritium-Related Services. In December 1999, TVA and DOE entered into a long-term interagency agreement under which TVA will utilize Watts Bar and Sequoyah Nuclear Plants to irradiate tritium-producing burnable absorber rods to assist DOE in producing tritium, which is used in nuclear weapons. This agreement, which ends in 2035, requires DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per tritium-producing rod over the entire operating cycle in which the tritium-producing rods are irradiated.

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

          In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $22.9 million with respect to the proceedings described above as of September 30, 2006, as well as approximately $5.1 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.
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

	2006
(in millions)	First	Second	Third	Fourth	Total

Operating revenues	$2,052	$2,048	$2,250	$2,835	$9,185
Operating expenses	1,827	1,766	1,874	2,115	7,582
Operating income	225	282	376	720	1,603
Income before cumulative effect of accounting changes	(53)	14	162	315	438
Cumulative effect of accounting changes	—	—	—	(109)	(109)
Net (loss)/income	$(53)	$14	$162	$206	$329

Unaudited Consolidated Quarterly Financial Information

	2005
(in millions)	First	Second	Third	Fourth	Total

Operating revenues	$1,834	$1,839	$1,881	$2,240	$7,794
Operating expenses	1,435	1,562	1,553	1,953	6,503
Operating income	399	277	328	287	1,291
Net income (loss)	$90	$(24)	$(15)	$34	$85
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors of the Tennessee Valley Authority:
In our opinion, the accompanying balance sheets and the related statements of income, of changes in proprietary capital and of cash flows present fairly, in all material respects, the financial position of Tennessee Valley Authority at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
          An evaluation has been performed under the supervision of TVA management (including the President and Chief Executive Officer, Tom D. Kilgore, who served as Acting President and Chief Executive Officer from March 31, 2006, until October 13, 2006, when he became President and Chief Executive Officer) and members of the Disclosure Control Committee (including the Interim Chief Financial Officer and the Vice President and Controller) of the effectiveness of TVA’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Interim Chief Financial Officer and the Vice President and Controller) concluded that, as a result of two material weaknesses identified (described below), TVA’s disclosure controls and procedures were not effective as of September 30, 2006. However, to assess the financial statement impact of these internal control deficiencies, TVA performed additional analyses, interim supplemental procedures, and monitoring activities subsequent to year end. As a result of these supplemental procedures, the President and Chief Executive Officer, the Interim Chief Financial Officer, and the Vice President and Controller have determined that there is reasonable assurance that the financial statements included in this Annual Report fairly present, in all material respects, TVA’s financial condition, results of operations, and cash flows as of, and for, the periods presented.
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
          During the most recent fiscal quarter, there were changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting. These changes are described in the preceding two paragraphs.
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
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
          Mr. Kilgore was named President and Chief Executive Officer in October 2006 after having served as President and Chief Operating Officer since joining TVA in March 2005. He previously served as President and Chief Executive Officer of Progress Energy Ventures, a subsidiary of Progress Energy Company created to manage various operations of Progress Energy Company, including fuel extraction and energy marketing, from April 2000 to February 2005. Prior to taking that position, Mr. Kilgore had been Senior Vice President of Power Operations for Carolina Power & Light (which became Progress Energy) since August 1998. From 1991 to 1998, Mr. Kilgore was President and Chief Executive Officer of Oglethorpe Power Corporation in Atlanta, Georgia.
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
          Mr. Trusley is TVA’s Vice President and Controller, a position he has held since January 2001. He joined TVA in October 1978 as an auditor and was budget officer from July 1981 until March 1984, at which time he briefly left TVA. He returned to TVA in January 1988 as a financial analyst, and he held the positions of Accounting Manager from April 1989 to September 1994 and Business Manager from October 1994 to December 2001.
Code of Ethics
          TVA has a Disclosure and Financial Ethics Code (“Ethics Code”) that applies to all executive officers and directors of TVA as well as to all employees who certify information contained in quarterly reports, annual reports, or information statements or who have responsibility for internal control self-assessments. The Ethics Code includes provisions covering conflicts of interest, ethical conduct, compliance with applicable laws, rules, and regulations, responsibility for full, fair, accurate, timely, and understandable disclosures, and accountability for adherence to the Ethics Code. The Ethics Code is posted on TVA’s website at: www.tva.gov. TVA will provide a current copy of the Ethics Code to any person, without charge, upon request. Requests may be made by calling 888-882-4975 or by sending an e-mail to: investor@tva.com. Any waivers of or changes to provisions of the Ethics Code will be promptly disclosed to the public, subject to limitations imposed by law, on TVA’s website at: www.tva.gov. Information contained on TVA’s website shall not be deemed incorporated into, or to be a part of, this Annual Report.
Committees of the TVA Board
          TVA does not have a Nominating Committee. Each member of the TVA Board is appointed by the President of the United States by and with the advice and consent of the U.S. Senate. To be eligible to be appointed as a member of the TVA Board, an individual must (1) be a citizen of the United States, (2) have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure, (3) not be an employee of TVA, (4) make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry, and (5) affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. At least seven of the Board members must be legal residents of TVA’s service area.
          TVA has an Audit and Ethics Committee established in accordance with the TVA Act. TVA’s Audit and Ethics Committee consists of Robert M. Duncan, its chair, Susan Richardson Williams, and Donald R. DePriest. None of the members of the Audit and Ethics Committee has been determined to be an “audit committee financial expert” under applicable SEC rules, as none of the appointed TVA Board members was required by the TVA Act to meet the criteria of an “audit committee financial expert” under applicable SEC rules.
          TVA is exempted by section 37 of the Securities Exchange Act from complying with section 10A(m)(3) of the Securities Exchange Act, which requires each member of a listed issuer’s audit committee to be an independent member of the board of directors of the issuer. Notwithstanding this exemption, the TVA Act contains certain provisions that are similar to the considerations for independence under section 10A(m)(3) of the Securities Exchange Act, including that to be eligible for appointment to the TVA Board, an individual shall not be an employee of TVA and shall make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry. These provisions became applicable to the TVA Board members on March 31, 2006.
          Under section 10A(m)(2) of the Securities Exchange Act, which applies to TVA, the audit committee is directly responsible for the appointment, compensation, and oversight of the external auditor; however, the TVA Act assigns the responsibility for engaging the services of the external auditor to the TVA Board.
          On May 18, 2006, the TVA Board approved the establishment of the following committees in addition to the Audit and Ethics Committee:
•	Human Resources Committee

•	Corporate Governance Committee

•	Finance, Strategy and Rates Committee

•	Operations, Environment and Safety Committee

•	Community Relations Committee

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
          This Compensation Discussion and Analysis provides information about TVA’s compensation philosophy and strategy, as well as the policies and decisions that guided TVA in 2006 in establishing the level and nature of the compensation provided to the President and Chief Executive Officer (“CEO”), the Chief Financial Officer and Executive Vice President, Financial Services (“CFO”), and the three most highly compensated executive officers other than the CEO and CFO. References to the “Named Executive Officers” throughout this section refer to the executive officers listed in the Summary Compensation Table.
          Authority for the Executive Compensation Program
          The TVA Act is the primary statutory authority for TVA’s compensation program and places responsibility for establishing the compensation of all TVA employees, including the Named Executive Officers, with the TVA Board. Under section 3 of the TVA Act, the TVA Board had the authority in 2006 to fix the compensation of TVA employees without regard to the civil service laws applicable to other federal employees. This authority has been substantially reinforced by the amendments to the TVA Act contained in the Consolidated Appropriations Act, 2005 (the “Consolidated Appropriations Act”), which became effective on March 31, 2006. These amendments, among other things, removed the statutory cap on the salaries of TVA employees and authorized the TVA Board to establish a compensation plan for all TVA employees based on surveys of the prevailing compensation for similar positions, including those in private industry. A compensation plan for all TVA employees, including the Named Executive Officers and other executives, was approved by the TVA Board at its May 31, 2007 meeting.
          Notwithstanding section 3 of the TVA Act and the amendments to the TVA Act contained in the Consolidated Appropriations Act, there are limits on the TVA Board’s authority to set compensation for its employees. One limit is TVA’s statutory obligation to sell power at rates as low as feasible. Implicit in this obligation is the requirement that TVA operate its power system as efficiently and economically as possible, including limiting total compensation for senior executives to that required to recruit, retain, and motivate them. However, providing inadequate compensation levels to such executives could adversely affect TVA’s efficiency and economy to an even greater extent. A second limitation exists as a result of TVA’s capital structure. The United States government is TVA’s sole owner. As a result, TVA does not have equity securities and has no equity-based compensation. Accordingly, TVA is not able to provide some of the types of compensation that many companies typically offer their named executive officers.
          Objective of the Executive Compensation Program
          Under authority given to it by section 3 of the TVA Act, the previous TVA Board established a compensation program, applicable to compensation paid in 2006, for TVA similar to compensation programs of private sector companies, including companies in the energy services industry. This compensation program is consistent with the requirements of the TVA Act and TVA’s statutory mission and objectives and at the same time addresses the needs of TVA to recruit and retain top talent. This program is designed to fulfill the following purposes:
•	Provide a competitive level of compensation that enables TVA to attract, retain, and motivate highly competent employees. Each position in TVA has a pay level determined by market pricing based on a level needed to attract, retain, and motivate employees critical to TVA’s success in achieving its mission. Overall compensation levels are targeted at the median (50th percentile) of the relevant labor market for most positions. However, for positions affected by market scarcity, recruitment and retention issues, and other business reasons, overall compensation levels are targeted above the median (typically between the 50th and 75th percentile). Certain nuclear and transmission positions, for example, are targeted to higher overall compensation levels because of these factors. Information about TVA’s peer group and benchmarking practices is provided below under the heading “Use of Market Data and Benchmarking.”

•	Encourage and reward senior executives for their performance and contributions to the successful achievement of financial and operational goals. Approximately 40 to 50 percent of overall compensation for senior executives is performance-based compensation. “At risk” incentive pay is directly linked to the achievement of performance goals at the TVA level and the business unit level. In 2006, the TVA Board approved the TVA level performance goals and delegated authority to approve the business level performance goals to its CEO, Mr. Kilgore. This substantial emphasis on performance-based goals provides incentives to senior executives to perform at the highest levels to achieve the goals that are important for TVA.

•	Provide senior executives with the focus to achieve short-term and long-term business goals that are important to TVA, TVA’s customers, and the people TVA serves. TVA seeks to hire and retain executives who are focused on both the short-term and long-term success of TVA. The compensation program is designed to achieve this goal by providing a mix of fixed base compensation and at-risk annual and long-term incentive compensation. Base compensation is fixed and designed to provide an immediate financial incentive to executives. Annual and long-term compensation is at-risk based on performance and is designed to focus executives on the short-term and long-term goals of TVA.
•	Improve overall company performance through productivity enhancement. No senior executive can meet the goals of the company and improve performance without the work of all employees of the company. For this reason, the performance goals set at the TVA level and business unit level are the same for both senior executives and all non-executive employees. In this way, all TVA employees receive compensation in a manner that aligns their work with the same goals and encourages and rewards them for the successful achievement of TVA’s goals.
     Use of Market Data and Benchmarking
          TVA seeks to establish overall compensation for executives at a competitive level with respect to the relevant labor market. Competitive compensation levels are established for the Named Executive Officers using relevant market data obtained through surveys and validated through recruitment and periodic supplemental benchmark activities, including reviews of publicly-available proxy statements and annual reports on Form 10-K. In establishing these compensation levels, TVA relies on benchmarking data collected and analyzed by its Human Resources department with the assistance of an independent compensation consultant.
          For 2006, TVA’s relevant labor market for most senior management levels, including the Named Executive Officers, was comprised of both private and publicly-owned companies in the energy services industry of similar revenue and scope to TVA. When reviewing comparative compensation information for executives, including the Named Executive Officers, as a part of the survey-based analysis, TVA included the following energy services companies with annual revenues of $3 billion and greater:

AES Corp.	Energy East Corp.	PPL Corp.
Allegheny Energy, Inc.	Entergy Corp.	Progress Energy, Inc.
Ameren Corp.	Exelon Corp.	Public Service Enterprise Group, Inc.
American Electric Power Co., Inc.	FirstEnergy Corp.	Reliant Energy, Inc.
Atmos Energy Corp.	FPL Group, Inc.	SCANA Corp.
CenterPoint Energy, Inc.	MDU Resources, Inc.	Sempra Energy
CMS Energy Corp.	Mirant Corp.	The Southern Company
Consolidated Edison, Inc.	Nicor Inc.	SUEZ Energy North America
Constellation Energy Group, Inc.	NSTAR Electric Co.	TECO Energy, Inc.
Dominion Resources, Inc.	OGE Energy Corp.	TXU Corp.
DTE Energy Co.	ONEOK Inc.	The Williams Companies, Inc.
Duke Energy Corp.	Pacific Gas & Electric Co.	Wisconsin Energy Corp.
Edison International	PacifiCorp	WPS Resources Corp. (now Intergrys Energy Group, Inc.)
El Paso Corp.	Pepco Holdings, Inc.	Xcel Energy, Inc.
     Executive Compensation Program Components
          TVA’s compensation program for the Named Executive Officers consists primarily of the following components:
•	base compensation, consisting of salary paid biweekly and additional annual compensation paid in quarterly installments;

•	annual incentive compensation, which is at-risk and based on the attainment of certain pre-established performance goals;

•	long-term incentive compensation, which is at-risk and based on the attainment of certain pre-established performance goals;

•	long-term deferred compensation, which is awarded to participating executives in the form of annual credits that vest after a specified period of time, typically three to five years; and

•	pension plans, both qualified and supplemental, which provide compensation beginning with retirement or termination of employment provided certain eligibility and vesting requirements are met.
          More information about the value of these various compensation components for the Named Executive Officers is provided below under the Summary Compensation Table and the Grants of Plan-Based Awards Table.
          Base Compensation. For the Named Executive Officers, base compensation includes salary plus additional annual compensation. Base compensation received by executives is based on their levels of responsibility, their individual merit performances, and the competitive levels of compensation for executives in similar positions in the energy services industry.
          Prior to March 31, 2006, the TVA Act provided that salaries for TVA employees, including the Named Executive Officers, could match but not exceed the salary of a TVA Board member, which was itself set by the TVA Act and by executive order of the President of the United States. In 2006, the salary of a TVA Board member, and thus the maximum salary allowed for any TVA employee, was $143,000. The Consolidated Appropriations Act amendments to the TVA Act removed this statutory salary cap. As of September 30, 2006, the TVA Board had approved, however, only one salary, that of the interim Chief Operating Officer, in excess of the former salary cap.
          As a result of the salary cap, in 2006 additional annual compensation was used, in conjunction with salary, to provide a competitive level of base compensation to executives. The amount of additional annual compensation is therefore driven by the executive’s level of responsibility, the executive’s individual merit performance, and the salaries that companies in TVA’s peer group pay for comparable positions. Additional annual compensation was paid in fixed quarterly installments. The total amounts of additional annual compensation paid to the Named Executive Officers in 2006 appear in the “Bonus” column in the Summary Compensation Table.
          Base compensation is reviewed periodically by executive officers with the assistance of the Vice President of Human Resources, and any recommended adjustments are submitted to the TVA Board or its delegees for approval.
          Annual Incentive Compensation. All executives, including the Named Executive Officers, participate in the Executive Annual Incentive Plan (“EAIP”). The EAIP is designed to encourage and reward executives for their contributions to successfully achieving short-term financial and operational goals of TVA and applicable business units. Under the EAIP, an executive’s annual incentive payment is calculated as follows:

EAIP	=	Base	x	Annual Incentive	x	Percent of Opportunity
Payout		Compensation		Opportunity		Achieved
Annual incentive opportunities increase with position and responsibility. The annual incentive opportunity is established for each of the Named Executive Officers based on the opportunities other companies provide to those in comparable positions in the energy services industry. Incentive opportunities are reviewed periodically by executive officers with the assistance of the Vice President of Human Resources, and any recommended adjustments are submitted to the TVA Board or its delegees for approval. The percent of opportunity achieved is determined by a weighted average of the results of a combination of performance measures at the TVA level and the business unit level. Performance measures at the TVA level and their weights are identified in TVA’s Winning Performance Balanced Scorecard. The performance measures and weights that are incorporated into TVA’s Winning Performance Balanced Scorecard are used in determining annual incentive payouts not just for the Named Executive Officers but also for all other participants in the EAIP as well as all other non-executive TVA employees who participate in TVA’s Winning Performance Team Incentive Plan. The performance measures and weights approved by the TVA Board for the 2006 Winning Performance Balanced Scorecard are set forth below:

Performance Measure	Weight
Financial Results	35%
Availability of Generation Assets	15%
Labor Productivity	10%
Customer Impact	10%
Economic Development	10%
Environmental Impact	10%
Worker Safety	10%

          The Winning Performance Balanced Scorecard also established threshold, target, and maximum achievement levels for each of the performance measures. Performance levels between threshold and target achievement levels, and between target and maximum achievement levels, are calculated using straight line interpolation. Threshold achievement levels were set to recognize normal, satisfactory performance for each performance measure based on the budget and business plans for 2006. Target achievement levels were set to recognize good performance over and above threshold achievement levels. Maximum achievement levels were set to recognize excellent performance substantially above threshold achievement levels. This approach to establishing achievement levels resulted in a good likelihood (approximately 80 percent chance) of meeting threshold achievement levels, a reasonable likelihood (approximately 60 percent chance) of meeting target achievement levels, and a small likelihood (approximately 20 percent chance) of meeting maximum achievement levels.
          The Winning Performance Balanced Scorecard represented 30 percent of the potential payout for the Named Executive Officers. The remaining 70 percent was tied to the average composite performance of their appropriate business units or, in the case of Mr. Kilgore and Mr. Rescoe, a composite average of all TVA business units. The calculation of the EAIP awards for the Named Executive Officers was based on the results of the Winning Performance Balanced Scorecard and the performance of applicable business units. Under the EAIP, awards may be adjusted based on the evaluation of individual achievements and performance results; however, in 2006, no discretion was exercised by the TVA Board, CEO, or any other TVA officer or employee to adjust either upward or downward the amount of the payout.
          Awards provided to the Named Executive Officers under this plan for the performance period that ended on September 30, 2006, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. Additional information regarding the basis of the payouts under the EAIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.
          Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the Executive Long-Term Incentive Plan (“ELTIP”). Executives in critical positions are those who make decisions that impact TVA’s long-term strategic objectives. The ELTIP is designed to encourage and reward executives for their contributions to successfully achieving TVA’s long-term financial and operational goals, typically over a three-year performance cycle. The ELTIP performance cycles run concurrently, and participating executives receive awards under the plan on an annual basis if targets are met. Accordingly, in 2006, the ELTIP performed more as an annual incentive with the payout based on the reduction of Bonds, lease financing obligations, and energy prepayment obligations during 2006.
          Under the ELTIP, an executive’s incentive payment is calculated as follows:

ELTIP	=	Base	x	ELTIP Incentive	x	Percent of Opportunity
Payout		Compensation		Opportunity		Achieved
          The ELTIP incentive opportunity is established for each of the Named Executive Officers at a level that is similar to but more conservative than the opportunities other companies provide to those in comparable positions in the energy services industry. Incentive opportunities are reviewed periodically by executive officers with the assistance of the Vice President of Human Resources, and any recommended adjustments are submitted to the TVA Board or its delegees for approval. The percent of opportunity achieved is determined based on the results of certain measures at the TVA level critical to satisfying TVA’s long-term strategic goals. In 2006, the performance metric used was the aggregate reduction of TVA’s Bonds, lease financing obligations, and energy prepayment obligations.
          Awards provided to the Named Executive Officers under this plan for the performance period that ended on September 30, 2006, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. Additional information regarding the basis of the payouts under the ELTIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.
          Long-Term Deferred Compensation. Unlike private sector companies in the energy services industry, TVA is a corporate agency and instrumentality of the United States and thus does not have equity securities to provide stock awards or options as a form of compensation for its employees. In order to provide a benefit similar to restricted stock, TVA enters into agreements with certain executives, including the Named Executive Officers, that are administered under TVA’s Long-Term Deferred Compensation Plan (“LTDCP”). The LTDCP agreements are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with base compensation and EAIP and ELTIP incentive awards, a competitive level of total compensation. Under these agreements, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period. If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account. Annual credits provided to the Named

Executive Officers under LTDCP agreements in 2006 are reported in the “All Other Compensation” column in the Summary Compensation Table. These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table since the credits were placed in deferred compensation accounts in the Named Executives Officers’ names and do not vest until a predetermined date in a later year.
          TVA has also entered into additional LTDCP agreements with Mr. Singer and Mr. Bhatnagar where the amount of annual credits is based on the achievement of certain milestones with respect to the recovery of Browns Ferry Unit 1 (“Browns Ferry Unit 1 Recovery Project”). The annual credits provided to Mr. Singer and Mr. Bhatnagar under these agreements for 2006 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table and the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table.
          Descriptions of all the LTDCP agreements with the Named Executive Officers are found following the Grants of Plan-Based Awards Table.
          Pension Benefits. All of the Named Executive Officers are eligible to participate in the following qualified plans available to all annual TVA employees:
•	Defined benefit plan
–	Original Benefit Structure (“OBS”) for employees covered under the plan prior to January 1, 1996, with a pension based on a final average pay formula

–	Cash Balance Benefit Structure (“CBBS”) for employees first hired on or after January 1, 1996, with a pension based on an account that receives pay credits equal to six percent of compensation plus interest
•	401(k) plan
–	For OBS members, TVA provides matching contributions of 25 cents on every dollar up to 1.5 percent of annual salary.

–	For CBBS members, TVA provides matching contributions of 75 cents on every dollar up to 4.5 percent of annual salary.
The availability of these qualified plans is consistent with similar qualified plans provided by other companies in TVA’s comparison groups.
          In addition, certain executives in critical positions, as determined by TVA on an individual basis, are eligible to participate in a Supplemental Executive Retirement Plan (“SERP”). Each of the Named Executive Officers participates in the SERP. The SERP is a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA’s qualified plans. The availability of this supplemental pension plan helps TVA to remain competitive in attracting and retaining top-level executives.
          More information regarding these retirement and pension plans is found following the Pension Benefits Table.
          Perquisites. TVA provides to certain employees, including two of the Named Executive Officers (Mr. Singer and Mr. Bhatnagar), a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs, and insurance. Vehicle allowances are granted on a “business need” basis to a very limited number of officers and key managers with the approval of the TVA Board or its delegees. Information regarding vehicle allowances granted to the Named Executive Officers is reported in the “All Other Compensation” column in the Summary Compensation Table.
          TVA does not provide to the Named Executive Officers any other perquisites.
          Health and Other Benefits. TVA offers a group of health and other benefits (medical, dental, vision, life and accidental death and disability insurance, and long-term disability insurance) that are available to a broad group of employees. The Named Executive Officers are eligible to participate in TVA’s health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.

Executive Compensation Tables and Narrative Disclosures
     Summary Compensation and Grants of Plan-Based Awards
          The following table sets forth information regarding compensation received by each of the Named Executive Officers in 2006.
Summary Compensation Table

								Change in
								Pension Value
								and
								Nonqualified
						Non-Equity		Deferred
				Stock	Option	Incentive Plan		Compensation	All Other
		Salary	Bonus [1]	Award(s)	Awards	Compensation		Earnings [2]	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)

Tom D. Kilgore	2006	$140,000	$511,984	—	—	$627,861	[3]	$169,614 [8]	$306,300	[13]	$1,755,759
President and Acting Chief Executive Officer

Michael E. Rescoe	2006	$140,000	$286,109	—	—	$295,096	[4]	— [9]	$6,300	[14]	$727,505
Chief Financial Officer and Executive Vice President, Financial Services

Karl W. Singer	2006	$140,000	$341,323	—	—	$580,275	[5]	$365,355 [10]	$211,250	[15]	$1,638,203
Chief Nuclear Officer and Executive Vice President, TVA Nuclear

Ashok S. Bhatnagar	2006	$140,000	$276,070	—	—	$390,648	[6]	$160,615 [11]	$158,655	[16]	$1,125,988
Senior Vice President, Nuclear Operations

Joseph R. Bynum	2006	$140,000	$275,066	—	—	$279,253	[7]	$189,639 [12]	$150,269	[17]	$1,034,227
Executive Vice President, Fossil Power

Notes

(1)	Represents additional annual compensation paid in quarterly installments.

(2)	Represents the aggregate change in pension value under TVA’s qualified defined benefit plan and TVA’s Supplemental Executive Retirement Plan (“SERP”).

(3)	Includes $334,152 paid out under the EAIP and $293,709 paid out under the ELTIP.

(4)	Includes $195,075 paid out under the EAIP and $100,021 paid out under the ELTIP.

(5)	Includes $283,382 paid out under the EAIP, $216,893 paid out under the ELTIP, and a credit in the amount of $80,000 made to Mr. Singer’s deferred compensation account provided under a LTDCP agreement with Mr. Singer for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project. See information regarding the details of the LTDCP agreement under “Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements” following the Grants of Plan-Based Awards Table.

(6)	Includes $210,007 paid out under the EAIP, $140,641 paid out under the ELTIP, and a credit in the amount of $40,000 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project. See information regarding the details of the LTDCP agreement under “Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements” following the Grants of Plan-Based Awards Table.

(7)	Includes $154,540 paid out under the EAIP and $124,713 paid out under the ELTIP.

(8)	Includes $8,882 under TVA’s qualified defined benefit plan and $160,732 under the SERP.

(9)	Mr. Rescoe left TVA effective November 13, 2006, and did not meet the minimum five years of creditable service required to become vested in TVA’s qualified retirement plan and TVA’s SERP.

(10)	Includes $17,905 under TVA’s qualified defined benefit plan and $347,450 under the SERP.

(11)	Includes $12,945 under TVA’s qualified defined benefit plan and $147,670 under the SERP.

(12)	Includes $23,824 under TVA’s qualified defined benefit plan and $165,815 under the SERP.

(13)	Includes an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore and $6,300 in employer matching contributions to the TVA Retirement System’s 401(k) plan based on Mr. Kilgore’s elective contribution. Mr. Kilgore will become vested in the $300,000 credit in accordance with the terms of the agreement. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements” following the Grants of Plan-Based Awards Table.

(14)	Represents employer matching contributions to the TVA Retirement System’s 401(k) plan based on Mr. Rescoe’s elective contribution.

(15)	Includes an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Singer, $6,300 in employer matching contributions to the TVA Retirement System’s 401(k) plan based on Mr. Singer’s elective contribution, and $4,950 in vehicle allowance payments (paid at the rate of $450 every two weeks beginning in

April 2006). Mr. Singer will become vested in the $200,000 credit in accordance with the terms of the LTDCP agreement. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements” following the Grants of Plan-Based Awards Table.

(16)	Includes an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar, $3,705 in employer matching contributions to the TVA Retirement System’s 401(k) plan based on Mr. Bhatnagar’s elective contribution, and $4,950 in vehicle allowance payments (paid at the rate of $450 every two weeks beginning in April 2006). Mr. Bhatnagar will become vested in the $150,000 credit in accordance with the terms of the LTDCP agreement. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements” following the Grants of Plan-Based Awards Table.

(17)	Includes an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bynum and $269 in employer matching contributions to the TVA Retirement System’s 401(k) plan based on Mr. Bynum’s elective contribution. Mr. Bynum became vested in the $150,000 credit and all previous unvested credits and earnings received under his five-year LTDCP agreement upon expiration of the agreement on September 30, 2006. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements” following the Grants of Plan-Based Awards Table.
          The following table provides information regarding non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive for performance in the performance cycles ending in 2006.
Grants of Plan-Based Awards Table

								All	All Other
								Other	Option		Grant
								Stock	Awards:		Date
								Awards:	Number of		Fair
								Number	Securities	Exercise	Value of
								of	Underlying	or Base	Stock
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Shares	Options of	Price of	and
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock	Stock or	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Units	Awards	Awards
Name	Date	($)	($)	($)	($)	($)	($)	($)	($)	($/Sh)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Tom D. Kilgore	EAIP [1]	$341,250	$455,000	$568,750	—	—	—	—	—	—	—
	ELTIP [2]	$292,500	$390,000	$487,500

Michael E. Rescoe	EAIP [1]	$199,219	$265,625	$332,031	—	—	—	—	—	—	—
	ELTIP [2]	$99,610	$132,813	$166,016

Karl W. Singer	EAIP [1]	$252,000	$336,000	$420,000	—	—	—	—	—	—	—
	ELTIP [2]	$216,000	$288,000	$360,000
	BFNU1-LTDCP [3]		$100,000

Ashok S. Bhatnagar	EAIP [1]	$186,750	$249,000	$311,250	—	—	—	—	—	—	—
	ELTIP [2]	$140,063	$186,750	$233,438
	BFNU1-LTDCP [3]		$50,000

Joseph R. Bynum	EAIP [1]	$170,775	$227,700	$284,625	—	—	—	—	—	—	—
	ELTIP [2]	$124,200	$165,600	$207,000

Notes

(1)	Actual awards earned for performance in 2006 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)	Actual awards earned for the performance period ending on September 30, 2006, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(3)	In accordance with agreements administered under TVA’s LTDCP, Mr. Singer and Mr. Bhatnagar were eligible to receive these credits based on the achievement of major milestones in association with the Browns Ferry Unit 1 Recovery Project. The actual credits earned and vested based on the level of achievement in 2006 are reported under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.
          Executive Annual Incentive Plan Awards. All of the Named Executive Officers were participants in the Executive Annual Incentive Plan (“EAIP”) in 2006. As discussed in the Compensation Discussion and Analysis, the EAIP is designed to encourage and reward executives for their contributions to successfully achieving short-term financial and operational goals of TVA and applicable business units. Incentive opportunities approved by the TVA Board for Mr. Kilgore and Mr. Rescoe and by Mr. Kilgore for Mr. Singer, Mr. Bhatnagar, and Mr. Bynum for the performance period ending on September 30, 2006, were as follows:

Name	Incentive Opportunity [1]
Tom D. Kilgore	70%
Michael E. Rescoe	62.5%
Karl W. Singer	70%
Ashok S. Bhatnagar	60%
Joseph R. Bynum	55%

Note

(1)	Represents a percentage of each participant’s base compensation.
          The percent of opportunity achieved is determined by a weighted average of the results of a combination of performance measures at the TVA level and business unit level. For 2006, the performance measures at the TVA level were approved by the TVA Board and set forth in TVA’s Winning Performance Balanced Scorecard. The performance measures for TVA’s business units were approved by Mr. Kilgore.
          Awards earned under the EAIP for 2006 were made during the first quarter of 2007. All awards were paid in cash with a deferral option. Only Mr. Kilgore elected to defer his EAIP award earned for 2006.
          Executive Long-Term Incentive Plan Awards. All of the Named Executive Officers were participants in the Executive Long-Term Incentive Plan (“ELTIP”) in 2006. As discussed in the Compensation Discussion and Analysis, the ELTIP is designed to encourage and reward executives for their contributions to successfully achieving long-term financial and operational goals, typically over a three-year performance cycle. Even though the ELTIP is based on three-year performance cycles, the cycles run concurrently to provide participating executives potential ELTIP awards on an annual basis. As a result, the ELTIP has administratively functioned in a manner similar to an annual incentive plan with targets set and awards made with respect to a one-year period.
          Incentive opportunities approved by the TVA Board for Mr. Kilgore and Mr. Rescoe and by Mr. Kilgore for Mr. Singer, Mr. Bhatnagar, and Mr. Bynum under the ELTIP for the performance period ending on September 30, 2006, were as follows:

Name	Incentive Opportunity [1]
Tom D. Kilgore	60%
Michael E. Rescoe	31.25%
Karl W. Singer	60%
Ashok S. Bhatnagar	45%
Joseph R. Bynum	40%

Note

(1)	Represents a percentage of each participant’s base compensation.
          For the performance period ending on September 30, 2006, the threshold, target, and maximum awards were equal to 75 percent, 100 percent, and 125 percent of the participant’s incentive opportunity.
          As set forth in the Compensation Discussion and Analysis, the calculation of the ELTIP awards for the performance period ending on September 30, 2006, was based solely on the performance of a financial measure, namely, the aggregate reduction in TVA’s Bonds, lease financing obligations, and energy prepayment obligations. The following goals were established related to the reduction in TVA’s Bonds, lease financing obligations, and energy prepayment obligations: threshold ($340 million reduction), target ($420 million reduction), and maximum ($500 million reduction). In 2006, TVA achieved 75.31 percent of the target goal set forth above. As a result, each of the Named Executive Officers received an ELTIP payout for the performance period ended on September 30, 2006, equal to 75.31 percent of their respective incentive opportunity.

          Payments earned under the ELTIP for the performance period ending on September 30, 2006, were made during the first quarter of 2007. All awards were paid in cash with a deferral option. Mr. Kilgore elected to defer all of his ELTIP award earned for the performance period ending on September 30, 2006, and Mr. Bynum elected to defer 50 percent of his ELTIP award earned for the same performance period.
          Long-Term Deferred Compensation Plan Agreements. Agreements administered under TVA’s Long-Term Deferred Compensation Plan (“LTDCP”) are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with base compensation and EAIP and ELTIP incentive awards, a competitive level of total compensation. LTDCP agreements act as substitutes for restricted stock awards, which investor-owned utilities in TVA’s comparison group can offer to their executives, but which TVA cannot offer. Under the LTDCP agreements, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period. If the executive remains employed at TVA until the end of the vesting period (typically three to five years), the executive becomes vested in the balance of the account, including a return on investment, and receives a distribution in accordance with an earlier deferral election.
          In March 2005, TVA entered into a LTDCP agreement with Mr. Kilgore. Under the terms of the agreement, Mr. Kilgore receives annual deferred compensation credits of $300,000 for a period of four years and seven months beginning in March 2005 and ending in September 2009. Pursuant to the agreement, Mr. Kilgore was vested in the first credit of $300,000 at the time the credit was made in March 2005. Mr. Kilgore will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed in accordance with his deferral election.
          In May 2004, TVA entered into a LTDCP agreement with Mr. Singer. Under the terms of the agreement, Mr. Singer receives annual deferred compensation credits of $200,000 for a period of five years beginning in October 2004 and ending in September 2009. Mr. Singer will be vested and eligible to receive payment of one-half of his account balance on September 30, 2007, and one-half of the remaining balance again on September 30, 2008, as long as he remains employed with TVA on each of those vesting dates. Mr. Singer will vest in the remaining balance of his account only if he remains employed with TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed in accordance with his deferral election.
          In September 2004, TVA entered into a LTDCP agreement with Mr. Bhatnagar. Under the terms of the agreement, Mr. Bhatnagar receives annual deferred compensation credits of $150,000 for a period of five years beginning in October 2004 and ending in September 2009. Mr. Bhatnagar will vest in the balance of his account if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed in accordance with his deferral elections.
          TVA entered into a LTDCP agreement with Mr. Bynum in 2001 that provided annual deferred compensation credits of $140,000 for a period of five years. The agreement was later amended to increase the annual credits from $140,000 to $150,000 for 2004 through 2006. Pursuant to the agreement, Mr. Bynum received the full balance of his account on September 30, 2006, since he remained employed by TVA until that date. The balance of Mr. Bynum’s account, which includes the credits and earnings on such credits provided under this LTCDP agreement, has been deferred based on Mr. Bynum’s previous election.
     Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements. In addition to the LTDCP agreement with Mr. Singer described above, TVA has entered into a second LTDCP agreement with Mr. Singer that provides annual credits of up to $100,000 for a period of four years based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project. The actual amount credited each year is based on the achievement of specific milestones established at the beginning of each fiscal year. Under this agreement, credits earned will be vested and credited to a deferred compensation account in Mr. Singer’s name at the end of each fiscal year. For 2006, there were 35 milestone objectives established for Mr. Singer’s agreement, and 80 percent of those objectives (28 out of 35) were met. As a result, Mr. Singer was awarded a credit of $80,000 for 2006, which, under the terms of the agreement, has been placed in a deferred compensation account in his name to be distributed in a lump sum upon termination of employment.
          In addition to the LTDCP agreement with Mr. Bhatnagar described above, TVA has entered into a second LTDCP agreement with Mr. Bhatnagar that provides annual credits of up to $50,000 for a period of four years based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project. The actual amount credited each year is based on the achievement of specific milestones established at the beginning of each fiscal year. Under this agreement, credits earned will be vested and credited to a deferred compensation account in Mr. Bhatnagar’s name at the end of each fiscal year. For 2006, there were 35 milestone objectives established for Mr. Bhatnagar’s agreement, and 80 percent of those objectives (28 out of 35) were met. As a result, Mr. Bhatnagar was awarded a credit of $40,000 for 2006, which, under the terms of the agreement, has been placed in a deferred compensation account in his name to be distributed in a lump sum upon termination of employment.
     Retirement and Pension Plans
          The following table provides the actuarial present value of the Named Executive Officer’s accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2006, determined using interest rate and mortality rate assumptions consistent with those used in the financial statements contained in this Annual Report.
Pension Benefits Table

		Number of	Present Value
		Years of	of	Payments
		Credited	Accumulated	During Last
		Service [1]	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)

Tom D. Kilgore	(1) Qualified Plan – CBBS	1.58	$13,489	—
	(2) Non-Qualified – SERP	1.58 [2]	$160,732

Michael E. Rescoe	(1) Qualified Plan – CBBS	3.25	$0 [4]	—
	(2) Non-Qualified – SERP	3.25	$0 [4]

Karl W. Singer	(1) Qualified Plan – CBBS	13.50	$169,338	—
	(2) Non-Qualified – SERP	14.50 [3]	$1,234,660

Ashok S. Bhatnagar	(1) Qualified Plan – CBBS	7.08	$82,247	—
	(2) Non-Qualified – SERP	7.08	$416,081

Joseph R. Bynum	(1) Qualified Plan – OBS	32.17	$941,581	—
	(2) Non-Qualified – SERP	24.00	$2,897,627

Notes

(1)	Limited to 24 years when determining supplemental benefits available under TVA’s SERP.

(2)	Mr. Kilgore has been granted three additional years of credited service for pre-TVA employment following five years of actual TVA service. In the event his employment is terminated during the first five years (other than for cause), the five-year vesting requirement will be waived and he will receive credit for eight years of service. In addition, the offset for prior employer pension benefits will be waived, and the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the actual pension benefit he will receive as a participant in TVA’s CBBS.

(3)	TVA has agreed to grant Mr. Singer up to six additional years of credited service at the rate of one year’s service for each year of TVA service, beginning August 17, 2006 (age 50), and continuing through August 17, 2011 (age 55). Therefore, as of September 30, 2006, Mr. Singer has been granted one year of additional service for purposes of the calculation of his benefit under the SERP. Without the one year of additional service, the present value of Mr. Singer’s accumulated benefit would be $1,143,214.

(4)	Mr. Rescoe left TVA in November 2006 and did not have the minimum five years of creditable service required to become vested and receive a retirement benefit under TVA’s qualified plan or TVA’s SERP.
          TVA sponsors a qualified defined benefit plan with two structures for all employees, including the Named Executive Officers, which is administered by the TVA Retirement System. The structures are the OBS and the CBBS. Participation in the OBS is limited to employees who were covered under the plan prior to January 1, 1996. All employees first hired by TVA on or after January 1, 1996, participate in the CBBS. As with any other qualified retirement plan, there are limits on employee and employer contributions and compensation that can be counted for benefit calculations set by the TVA Retirement System rules and IRS regulations.
          TVA’s Original Benefit Structure. Mr. Bynum is the only Named Executive Officer who participates in the OBS. The pension provided under the OBS is based on a final average pay formula that includes the member’s years (to the nearest month) of creditable service, highest average compensation during any three consecutive years of creditable service, and a pension factor, less a small Social Security offset. For executives who are members of the OBS, compensation is defined as annual salary only for benefit calculation purposes and, for the Named Executive Officers, is shown under the column titled “Salary” in the Summary Compensation Table. Creditable

service is the length of time spent as a member of the TVA Retirement System and may also include certain military service, some periods of leave without pay, forfeited annual leave, and unused sick leave. The pension factor, which can reach a maximum of 1.3 percent, is determined by a member’s age and/or whether the member has obtained the Rule of 80. The Rule of 80 is the sum of a member’s age and creditable service at the time of termination. For example, a member who has reached age 55 and has 25 years of creditable service has obtained the Rule of 80. Mr. Bynum has obtained the Rule of 80. Members must have at least five years of creditable service in order to be eligible for a pension benefit. Members who are 55 with five years of creditable service are eligible to receive an immediate benefit upon retirement. Members whose age plus service, including unused sick leave and forfeited annual leave, equals 80 points or more receive the maximum pension factor of 1.3 percent. Members who reach age 60 with at least five years of credited service receive the maximum pension factor of 1.3 percent even if they do not have 80 points.
          TVA’s Cash Balance Structure. Mr. Kilgore, Mr. Singer, and Mr. Bhatnagar are members of the CBBS, and Mr. Rescoe was a member of the CBBS. Under the CBBS, each member has a cash balance account that receives pay credits equal to six percent of his/her compensation each pay period (every two weeks). For executives who are members of the CBBS, compensation is defined as annual base salary only for benefit calculation purposes and, for the Named Executive Officers, is shown under the column titled “Salary” in the Summary Compensation Table. The account is credited with interest each month, and interest is compounded on an annual basis. The annual interest rate used for interest credits is determined each January 1. The interest rate is three percent greater than the increase in the 12-month average of the Consumer Price Index for the period ending on the previous October 31. The minimum interest rate is six percent and the maximum interest rate is ten percent unless the TVA Retirement System Board, with TVA’s approval, selects a higher interest rate. When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member’s actual age in years and months.
          Members with at least five years of CBBS service are eligible to receive an immediate benefit. CBBS service is the length of time spent as a member of TVA Retirement System and does not include credit for unused sick leave, forfeited annual leave, or pre-TVA employment military service.
          Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA’s comparison groups and is provided to a limited number of TVA executives, including the Named Executive Officers. TVA’s SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA’s qualified defined benefit plan and IRS code section 415 limits on qualified retirement plans. Specifically, the plan is designed to replace 60 percent of the amount of a participant’s compensation that is excluded from the calculation of pension benefits under TVA’s qualified defined benefit plan at the time the participant reaches age 62 and has accrued 24 years of service at TVA. The plan recognizes additional annual compensation and annual incentives in the definition of compensation for supplemental benefits.
          SERP benefits are based on a participant’s highest average compensation during three consecutive SERP years and a pension multiple of 2.5 percent for each year of credited service up to a maximum of 24 years. Compensation is defined as salary, additional annual compensation, and EAIP for benefit calculation purposes. Normal retirement eligibility is age 62 with five years of vesting service. No benefits are payable prior to age 55, and benefits are reduced for retirements between age 55 and 62. The SERP requires participants to have 24 years of credited service in order to receive full supplemental benefits at age 62. Executives with less credited service, or who retire prior to their normal retirement date, are eligible to receive reduced benefits. Participants must be employed by TVA for five years in order to be eligible to receive benefits under the SERP. Benefits are offset by Social Security benefits, benefits provided under TVA’s defined benefit plan, and prior employer pension benefits when applicable.
          The TVA Sponsored 401(k) Plan. Members of the TVA Retirement System, including the Named Executive Officers, may elect to participate in the TVA Retirement System’s 401(k) plan on a before- and/or after-tax basis. For OBS members, TVA provides a matching contribution of 25 cents on every dollar contributed on a before- and/or after-tax basis up to 1.5 percent of the participant’s annual salary. For CBBS members, TVA provides a matching contribution of 75 cents on every dollar contributed on a before- and/or after-tax basis up to 4.5 percent of the participant’s annual salary.
     Nonqualified Deferred Compensation
          The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers. The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2006 and already reported in the Summary Compensation Table but rather the amounts of compensation earned by the Named Executive Officers in 2006 or prior years that was or has been deferred.
Nonqualified Deferred Compensation Table

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last FY	Last FY	Last FY [1]	Distributions [2]	Last FY [3]
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Tom D. Kilgore	$627,861 [4]	$300,000 [6]	$48,685	$74,375	$880,160	[10]

Michael E. Rescoe	$0	$0	$40,054	$147,500	$428,414	[11]

Karl W. Singer	$0	$280,000 [7]	$115,002	$172,000	$2,403,178	[12]

Ashok S. Bhatnagar	$0	$190,000 [8]	$136,187	$132,000	$1,861,863	[13]

Joseph R. Bynum	$62,356 [5]	$150,000 [9]	$98,180	$142,000	$1,700,399	[14]

Notes

(1)	Includes vested and unvested earnings.

(2)	Represents distribution of monthly deferred compensation credits received in 2005 and paid out in 2006 based on elections made at the beginning of 2005. Recipients were permitted to elect to receive a distribution of up to 50 percent of the monthly deferred compensation credits they received in 2005 in a lump sum cash payment following the end of 2005. Mr. Kilgore elected to receive a distribution equal to 25 percent, and each of the remaining Named Executive Officers elected to receive a distribution equal to 50 percent. Cash distributions were paid during the first quarter of 2006 (October 2005).

(3)	Includes vested and unvested amounts.

(4)	Mr. Kilgore elected to defer 100 percent of the $334,152 paid out under the EAIP for 2006 and 100 percent of the $293,709 paid out under the ELTIP for the performance period ending on September 30, 2006. These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(5)	Mr. Bynum elected to defer 50 percent of the $124,713 paid out under the ELTIP for the performance period ending on September 30, 2006. This amount is reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(6)	Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore (reported in the “All Other Compensation” column in the Summary Compensation Table).

(7)	Represents (1) an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Singer (reported in the “All Other Compensation” column in the Summary Compensation Table) and (2) a vested credit in the amount of $80,000 provided under a second LTDCP agreement with Mr. Singer for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(8)	Represents (1) an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar (reported in the “All Other Compensation” column in the Summary Compensation Table) and (2) a vested credit in the amount of $40,000 provided under a second LTDCP agreement with Mr. Bhatnagar for the achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(9)	Represents an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bynum (reported in the “All Other Compensation” column in the Summary Compensation Table). Mr. Bynum became fully vested in this credit, as well as all other credits and earnings on such credits provided under his LTDCP agreement, upon expiration of the agreement on September 30, 2006.

(10)	Represents the balance of Mr. Kilgore’s account, including unvested credits and earnings totaling $312,729, as of September 30, 2006. The amount reported in the “Executive Contributions in Last FY” column was credited to his account in the first quarter of 2007 and is not included in the balance.

(11)	Mr. Rescoe was fully vested in all credits and earnings reflected in the balance of his account as of September 30, 2006.

(12)	Represents the balance of Mr. Singer’s account, including unvested credits and earnings totaling $398,032, as of September 30, 2006. The $80,000 credit provided under the LTDCP agreement with Mr. Singer for the achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project, reported in the “Executive Contributions in Last FY” column, was credited to his account in the first quarter of 2007 and is not included in the balance.

(13)	Represents the balance of Mr. Bhatnagar’s account, including unvested credits and earnings totaling $321,847, as of September 30, 2006. The $40,000 credit provided under the LTDCP agreement with Mr. Bhatnagar for the achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project, reported in the “Executive Contributions in Last FY” column, was credited to his account in the first quarter of 2007 and is not included in the balance.

(14)	Mr. Bynum was fully vested in all credits and earnings reflected in the balance of his account as of September 30, 2006. The amount reported in the “Executive Contributions in Last FY” column was credited to his account in the first quarter of 2007 and is not included in the balance.
          In order to further assist executives, including the Named Executive Officers, in saving for retirement, TVA allows participants in the EAIP, ELTIP, and LTDCP to elect to defer all or a portion of the compensation earned under those plans. All deferrals are credited to each participant, and the deferral amounts are then funded into a rabbi trust. Each participant may elect one or more of several notional investment options made available by TVA or allow some or all funds to accrue interest at the rate established at the beginning of each fiscal year. Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time. Participants do not have the ability to withdraw funds from their accounts prior to termination of employment with TVA.

Upon termination, funds are distributed in accordance with elections made in accordance with applicable IRS regulations.
          No executives, including the Named Executive Officers, were permitted to defer any portion of their annual salary or additional annual compensation in 2006. Participants in the EAIP and ELTIP, including the Named Executive Officers, are permitted to elect annually to defer all or a portion of their awards (25, 50, 75 or 100 percent) received under the plans. As previously noted, in 2006, Mr. Kilgore elected to defer 100 percent of his EAIP and ELTIP awards, and Mr. Bynum elected to defer 50 percent of his ELTIP award.
Other Agreements
          In March 2005, TVA entered into an agreement with Mr. Kilgore that provides a lump sum payment equal to one year’s annual compensation if (1) he was not appointed as TVA’s Chief Executive Officer, (2) his duties and/or responsibilities are reduced, (3) his compensation is substantially reduced, and he terminates his employment with TVA, or (4) his employment is terminated for any reason other than “for cause.” For purposes of this agreement, “annual compensation” is defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals. In 2006, this lump sum payment would have been equal to $1,495,000. Nothing triggered the payment of this amount in 2006. Because Mr. Kilgore was appointed Chief Executive Officer in 2006, the portion of this agreement relating to his appointment as TVA’s Chief Executive Officer is no longer operative.
          In April 2004, TVA entered into an agreement with Mr. Rescoe that provided a lump sum payment in an amount equal to two years’ compensation in the event that there is a change in his reporting relationship with the TVA Board such that he would report to a Chief Executive Officer or other similarly named executive and is asked to leave TVA employment or is asked to take a position with TVA other than his then current position as Chief Financial Officer and Executive Vice President, Financial Services, prior to July 10, 2008. For purposes of this agreement, “annual compensation” was defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals. Under the agreement, Mr. Rescoe was to receive the lump sum payment in two equal installments: the first installment was to be paid within ten days of the effective date he leaves TVA and the second was to be paid on the one-year anniversary of that date.
          Mr. Rescoe left TVA effective November 13, 2006. Pursuant to the agreement, TVA paid Mr. Rescoe the first of two installments in the amount of $823,438 in November 2006. The second installment will be paid to Mr. Rescoe in November 2007.
          Other than the arrangements described above, there are no agreements or arrangements regarding salary and bonus with any of the Named Executive Officers.
Director Compensation
          At the beginning of 2006, the TVA Board consisted of two full-time members. On March 31, 2006, the TVA Board became a nine-member part-time board in accordance with the provisions of the Consolidated Appropriations Act, which amended the TVA Act. Prior to this restructuring, the two incumbent directors, William W. Baxter and Skila S. Harris, received salaries of $152,000 and $143,000, respectively. Under the TVA Act, as amended by the Consolidated Appropriations Act, each director now receives a stipend of $45,000 per year unless (1) the director is the chair of a TVA Board committee, in which case the stipend is $46,000 per year, or (2) the director is the chairman of the TVA Board, in which case the stipend is $50,000 per year. Directors are also reimbursed under federal law for travel, lodging, and related expenses that they incur in attending meetings and for other official TVA business in the same manner as other persons employed intermittently in federal government service.
          The annual stipends provided to each director and to the chairman of the TVA Board as of September 30, 2006, were as follows:

Annual Stipend
Name	($)
William W. Baxter [1]	$45,000
Dennis C. Bottorff	$46,000
Donald R. DePriest	$46,000
Robert M. Duncan	$46,000
Bishop William H. Graves [2]	—
Skila S. Harris	$46,000
William B. Sansom	$50,000
Howard A. Thrailkill	$46,000
Susan Richardson Williams	$46,000

Notes

(1)	Mr. Baxter resigned as a director as of January 24, 2007.

(2)	Bishop William H. Graves became a director on October 10, 2006. Director Graves began receiving a stipend at a rate of $45,000 annually at that time.
          The following table set outs the compensation received by TVA’s directors during 2006.
Director Compensation

					Change in
					Pension Value
					and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in			Incentive Plan	Compensation	All Other
	Cash	Stock	Option	Compensation	Earnings [1]	Compensation		Total
Name	($)	Awards	Awards	($)	($)	($)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)

William W. Baxter	$61,737 [2]	—	—	—	—	$13,711	[5]	$75,448
Dennis C. Bottorff	$21,581	—	—	—	—	$2,417	[6]	$23,998
Donald R. DePriest	$21,581	—	—	—	—	$1,047	[6]	$22,628
Robert M. Duncan	$21,581	—	—	—	—	$2,417	[6]	$23,998
Bishop William H. Graves [3]	—	—	—	—	—	—		—
Skila S. Harris	$59,500 [4]	—	—	—	—	$13,074	[7]	$72,574
William B. Sansom	$23,336	—	—	—	—	$2,614	[6]	$25,950
Howard A. Thrailkill	$21,277	—	—	—	—	$1,275	[6]	$22,552
Susan Richardson Williams	$21,607	—	—	—	—	$2,420	[6]	$24,027

Notes

(1)	TVA directors do not participate in the TVA Retirement System, TVA’s Supplemental Executive Retirement Plan, or any non-qualified deferred compensation plan available to TVA employees. However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System (“FERS”). FERS is administered by the federal Office of Personnel Management (“OPM”), and information regarding the value of FERS pension benefits is not available to TVA.

(2)	Mr. Baxter served as Chairman of the TVA Board in a full-time capacity prior to its restructuring and received a salary at the rate of $149,200 per year until January 8, 2006. He received a salary at the rate of $152,000 per year from January 9, 2006, through March 30, 2006, after which time he began serving as a director in a part-time capacity and receiving a stipend at a rate of $45,000 annually.

(3)	Bishop William H. Graves did not become a director until October 10, 2006.

(4)	Ms. Harris served as a director of the TVA Board in a full-time capacity prior to its restructuring and received a salary at the rate of $140,300 per year until January 8, 2006. She received a salary at the rate of $143,000 per year from January 9, 2006, through March 30, 2006, after which time she began serving as a director in a part-time capacity and receiving a stipend at a rate of $45,000 annually. On May 18, 2006, she was selected to chair the Human Resources Committee and began receiving a stipend at a rate of $46,000 annually.

(5)	Includes a $1,017 contribution by TVA to the Thrift Savings Plan (“TSP”) (equivalent to one percent of Mr. Baxter’s salary/stipend) and a $12,694 contribution by TVA to OPM to fund Mr. Baxter’s FERS pension.

(6)	Represents amounts contributed by TVA to OPM to fund the director’s FERS pension.

(7)	Includes a $973 contribution by TVA to TSP (equivalent to one percent of Ms. Harris’s salary/stipend), a $3,892 matching contribution by TVA to TSP, and an $8,208 contribution by TVA to OPM to fund Ms. Harris’s FERS pension.
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
          FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan. Each director pays full Social Security taxes and makes a small contribution (0.8 percent of salary or stipend) to the Basic Benefit Plan.
          The FERS Basic Benefit Plan is a qualified defined benefit plan that provides a retirement benefit based on a final average pay formula that includes age, highest average salary during any three consecutive years of service, and years of creditable service. A director must have at least five years of creditable service in order to be eligible to receive retirement benefits. Directors are eligible for immediate, unreduced retirement benefits once (1) they reach age 62 and have five years of creditable service, (2) they reach age 60 and have 20 years of creditable service, or (3) they attain the minimum retirement age and accumulate the specified years of service. Generally, benefits are calculated by multiplying 1.0 percent of the highest average salary during any three consecutive years of service by the number of years of creditable service. Directors who retire at age 62 or later with at least 20 years of service receive an enhanced benefit (a factor of 1.1 percent is used rather than 1.0 percent).
          Directors may also retire with an immediate benefit under FERS if they reach their minimum retirement age and have accumulated at least 10 years of creditable service. For directors who reach the minimum retirement age and have at least 10 years of creditable service, the annuity will be reduced by five percent for each year the director is under age 62.
          Each director is also eligible to participate in the Thrift Savings Plan. The Thrift Savings Plan is a tax-deferred retirement savings and investment plan that offers the same type of savings and tax benefits offered under 401(k) plans. Once a director becomes eligible, after a mandatory waiting period, TVA contributes an amount equal to one percent of the director’s stipend into a Thrift Savings Plan account for the director. These contributions are made automatically every two weeks regardless of whether the director makes a contribution of his or her own money. Directors are eligible to contribute up to the Internal Revenue Service (“IRS”) elective deferral limit. Directors receive a matching contribution according to the following schedule: 100 percent of each dollar for the first three percent of the director’s stipend, 50 percent of each dollar for the next two percent of the director’s stipend, and zero percent for contributions above five percent of the director’s stipend.
Compensation Committee Interlocks and Insider Participation
          The TVA Board established the Human Resources Committee on May 18, 2006. The committee consists of the following four directors: Skila S. Harris, Chair, Dennis C. Bottorff, Susan Richardson Williams, and Howard A. Thrailkill. The committee reviewed a compensation plan covering all TVA employees, which it submitted to the TVA Board for consideration and which the TVA Board approved on May 31, 2007. Under the compensation plan, the committee will review the compensation of the CEO and his direct reports, monitor the process for approving compensation for TVA employees compensated in excess of the federal government’s Executive Schedule Level IV ($143,000 as of September 30, 2006), monitor TVA executive compensation programs, and periodically review the compensation and benefits programs for all TVA employees.
          Under the TVA Act, as amended by the Consolidated Appropriations Act, the TVA Board has the authority to approve salaries in excess of the federal government’s Executive Schedule Level IV. While the Human Resources Committee can recommend that the TVA Board approve compensation, the committee has no authority to approve compensation.
          No executive officer of TVA serves on the board of an entity which in turn has an executive officer of the entity serving as a director of TVA.
Compensation Committee Report
          The compensation philosophy, including the strategy, policies, and decisions, that guided TVA in 2006 in establishing the level and nature of the compensation provided to the Named Executive Officers was established by the former three-person TVA Board before it was restructured into the current nine-person TVA Board. TVA management reviewed the compensation philosophy with the Human Resources Committee in 2006 before incentive compensation was paid. The Compensation Discussion and Analysis included in this Annual Report was written in 2007 and reflects this compensation philosophy. It was provided to the Human Resources Committee in 2007 for its review.
THE TVA BOARD
Dennis C. Bottorff
Donald R. DePriest
Robert M. Duncan
Bishop William H. Graves
Skila S. Harris
William B. Sansom
Howard A. Thrailkill
Susan Richardson Williams
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not applicable.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
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
Related Party Transactions
          All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government. Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of the Executive Branch (5 C.F.R. part 2635) (“Standards of Ethical Conduct”) form the basis of TVA’s policies and procedures for the review, approval, or ratification of related party transactions. The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA’s directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other official particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest. Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee’s services, or (2) interests which are determined in writing, after full disclosure and on a case by case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee’s services for TVA. In accordance with the statute, individual waiver determinations are made by the official responsible for the employee’s appointment. In the case of TVA directors, the determination may be made by the Chairman of the TVA Board, and in the case of the Chairman, the determination may be made by the Counsel to the President of the United States.
          More broadly, Subpart E of the Standards of Ethical Conduct provides that where an employee (1) knows that a particular matter involving specific parties is likely to have a direct and predictable effect on the financial interests of a member of his or her household, or that a person with whom the employee has a “covered relationship” (which includes, but is not limited to, persons with whom the employee has a close family relationship and organizations in which the employee is an active participant) is or represents a party to the matter, and (2) determines that the circumstances would cause a reasonable person with knowledge of relevant facts to question his or her impartiality in the matter, the employee should not participate in the matter absent agency authorization. This authorization may be given by the employee’s supervising officer, as agency designee, in consultation with the TVA Designated Agency Ethics Official, upon the determination that TVA’s interest in the employee’s participation in the matter outweighs the concern that a reasonable person may question the integrity of TVA’s programs and operations.
          The previously described restrictions are reflected in TVA’s Employment Practice 1, Business Ethics, which requires employees, including TVA’s directors and executive officers, to comply with the guidelines outlined in the Standards of Ethical Conduct and which restates the standard of the conflict of interest statute.
          Additionally, on November 30, 2006, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA’s directors and executive officers. The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies. It also establishes an additional policy that is applicable to TVA’s directors and Chief Executive Officer. This additional policy provides as follows:
          In addition to the law and policy applicable to all TVA employees, TVA Directors and the Chief Executive Officer shall comply with the following additional policy restricting the holding of certain financial interests:
1.	For purposes of this policy, “financial interest” means an interest of a person, or of a person’s spouse or minor child, arising by virtue of investment or credit relationship, ownership, employment, consultancy, or fiduciary relationship such as director, trustee, or partner. However, financial interest does not include an interest in TVA or any interest:
o	comprised solely of a right to payment of retirement benefits resulting from former employment or fiduciary relationship,

o	arising solely by virtue of cooperative membership or similar interest as a consumer in a distributor of TVA power, or

o	arising by virtue of ownership of publicly traded securities in any single entity with a value of $25,000 or less, or within a diversified mutual fund investment in any amount.
2.	Directors and the Chief Executive Officer shall not hold a financial interest in any distributor of TVA power.

3.	Directors and the Chief Executive Officer shall not hold a financial interest in any entity engaged in the wholesale or retail generation, transmission, or sale of electricity.

4.	Directors and the Chief Executive Officer shall not hold a financial interest in any entity that may reasonably be perceived as likely to be adversely affected by the success of TVA as a producer or transmitter of electric power.

5.	Any action taken or interest held that creates, or may reasonably be perceived as creating, a conflict of interest restricted by this additional policy applicable to TVA Directors and the Chief Executive Officer should immediately be disclosed to the Chairman of Board of Directors and the Chairman of the Audit and Ethics Committee. The Audit and Ethics Committee shall be responsible for initially reviewing all such disclosures and making recommendations to the entire Board on what action, if any, should be taken. The entire Board, without the vote of any Director(s) involved, shall determine the appropriate action to be taken.

6.	Any waiver of this additional policy applicable to TVA Directors and the Chief Executive Officer may be made only by the Board, and will be disclosed promptly to the public, subject to the limitations on disclosure imposed by law.
          TVA relies on the policies, practices, laws, and regulations discussed above to regulate conflicts of interest involving employees, including directors and executive officers. TVA has no other written or unwritten policy for the review, approval, or ratification of any transactions in which TVA was or is to be a participant and in which any director or executive officer of TVA (or any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-

in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any director or executive officer of TVA) had or will have a direct or indirect material interest.
          TVA has access to financing arrangements with the U.S. Treasury under which the U.S. Treasury is authorized to accept a short-term note with the maturity of one year or less in an amount not to exceed $150 million. TVA may draw any portion of the authorized $150 million during the year. Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less. During 2006, the daily average outstanding balance was $131 million. See Note 9 — Short-Term Debt.
          In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the Appropriation Investment. Under the TVA Act, TVA is required to repay $1 billion of the Appropriation Investment, and $150 million of this amount remained unpaid as of September 30, 2006. Once TVA repays this $150 million, there will still be an outstanding balance on the Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely. See Notes 7 and 14.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended September 30, 2006 and 2005.
Principal Accountant Fees and Services

	2006	2005

Audit Fees (1)	$1,110,742	$948,393
Audit-Related Fees (2)	273,368	514,706
All Other Fees (3)	14,000	—

Total	$1,398,110	$1,463,099

Notes

(1)	Audit fees consist of professional services rendered for the audit of TVA’s annual financial statements, the review of the interim financial statements included in TVA’s quarterly reports, and fees for Bond offering comfort letters.

(2)	Audit-related fees are fees for services which are usually performed by the auditor and consist primarily of accounting assistance on proposed transactions and accounting standards, accounting assistance related to reviewing internal control over financial reporting, and assistance in preparing for TVA’s initial Form 10-K filing.

(3)	All other fees relate to in-house training of TVA personnel.
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
Schedule II — Valuation and Qualifying Accounts
In millions

		Additions
	Balance at	charged to		Balance at
Description	beginning of year	expense	Deductions	end of year

For the year ended September 30, 2006
Allowance for doubtful accounts
Receivables	$7	$4	$—	$11
Loans	15	1	(1)	15
Inventories	36	13	(11)	38

Total allowances deducted from assets	$58	$18	$(12)	$64

For the year ended September 30, 2005
Allowance for doubtful accounts
Receivables	$8	$—	$(1)	$7
Loans	14	1	—	15
Inventories	36	15	(15)	36

Total allowances deducted from assets	$58	$16	$(16)	$58

For the year ended September 30, 2004
Allowance for doubtful accounts
Receivables	$8	$—	$—	$8
Loans	14	—	—	14
Inventories	33	11	(8)	36

Total allowances deducted from assets	$55	$11	$(8)	$58

     (3) List of Exhibits.

Exhibit No.	Description
3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (2000 & Supp. IV 2004)*

3.2	By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006*

4.1	Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992*

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, as Amended, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto*

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto*

10.3	TVA Discount Notes Selling Group Agreement*

10.4
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC*

10.5	Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003*

10.6	Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003*

10.7	Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003*

10.8	Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003*

10.9	Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi*

10.10**
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee*

10.11**	Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee*

10.12**	Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee*

10.13**	Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA*

10.14	Description of Compensation of TVA’s Directors and Named Executive Officers*

149

Exhibit No.	Description
10.15†	Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995*

10.16†	Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999*

10.17†	Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999*

10.18†	Tennessee Valley Authority Long Term Deferred Compensation Plan*

10.19†	Employment Contract Between TVA and Tom D. Kilgore Dated as of January 19, 2005*

10.20†	Employment Contract Between TVA and Michael E. Rescoe Dated as of April 21, 2004*

10.21†	First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004*

10.22†	Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004*

10.23†	Deferral Agreement Between TVA and Joseph R. Bynum Dated as of March 3, 2004*

10.24†	Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005*

10.25†	First Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004*

10.26†	Second Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004*

14	Disclosure and Financial Ethics Code*

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer
† Management contract or compensatory arrangement.
* Previously filed.
** Certain schedules and exhibits have been omitted. The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

150

SIGNATURE
Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2007	TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom D. Kilgore

Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (2000 & Supp. IV 2004)*

3.2	By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006*

4.1	Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992*

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, as Amended, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto*

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto*

10.3	TVA Discount Notes Selling Group Agreement*

10.4
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC*

10.5	Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003*

10.6	Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003*

10.7	Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003*

10.8	Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003*

10.9	Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi*

10.10**
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee*

10.11**	Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee*

10.12**	Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee*

10.13**	Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA*

10.14	Description of Compensation of TVA’s Directors and Named Executive Officers*

152

Exhibit No.	Description
10.15†	Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995*

10.16†	Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999*

10.17†	Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999*

10.18†	Tennessee Valley Authority Long Term Deferred Compensation Plan*

10.19†	Employment Contract Between TVA and Tom D. Kilgore Dated as of January 19, 2005*

10.20†	Employment Contract Between TVA and Michael E. Rescoe Dated as of April 21, 2004*

10.21†	First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004*

10.22†	Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004*

10.23†	Deferral Agreement Between TVA and Joseph R. Bynum Dated as of March 3, 2004*

10.24†	Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005*

10.25†	First Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004*

10.26†	Second Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004*

14	Disclosure and Financial Ethics Code*

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer
† Management contract or compensatory arrangement.
* Previously filed.
** Certain schedules and exhibits have been omitted. The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

153