Form 10-Q
period 2007-06-30
Tennessee Valley Authority
filed 2007-08-14
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52313
TENNESSEE VALLEY AUTHORITY
(Exact name of registrant as specified in its charter)

A corporate agency of the United States created by an act of Congress (State or other jurisdiction of incorporation or organization)	62-0474417 (I.R.S. Employer Identification No.)

400 W. Summit Hill Drive Knoxville, Tennessee (Address of principal executive offices)	37902 (Zip Code)
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
     Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;

•	Projections regarding potential rate actions;

•	Estimates of costs of certain asset retirement obligations;

•	Estimates regarding power and energy forecasts;

•	Expectations about the adequacy of Tennessee Valley Authority’s (“TVA”) pension plans and nuclear decommissioning trust;

•	The impact of new accounting pronouncements and interpretations, including Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R);”

•	Estimates of amounts to be reclassified from Other Comprehensive Income to earnings over the next year;

•	TVA’s plans to continue using short-term debt to meet current obligations; and

•	The anticipated cost and timetable for returning Watts Bar Nuclear Plant Unit 2 to service.
     Although TVA believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements. Numerous factors could cause actual results to differ materially from those in the forward-looking statements. These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,

–	The sole authority of the TVA Board of Directors to set power rates,

–	Various environmental and nuclear matters,

–	TVA’s management of the Tennessee River system,

–	TVA’s credit rating, and

–	TVA’s debt ceiling;
•	Performance of TVA’s generation and transmission assets;

•	Availability of fuel supplies;

•	Purchased power price volatility;

•	Reliability of purchased power providers, fuel suppliers, and other counterparties;

•	Compliance with existing environmental laws and regulations;

•	Significant delays or cost overruns in construction of generation and transmission assets;

•	Significant changes in demand for electricity;

•	Legal and administrative proceedings;

•	Weather conditions;

•	Failure of transmission facilities;

•	An accident at any nuclear facility, even one unaffiliated with TVA;

•	Catastrophic events such as fires, earthquakes, floods, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;

•	Changes in the prices of equity securities, debt securities, and other investments;

•	Changes in interest rates;

•	Creditworthiness of TVA or its counterparties;

•	Rising pension costs and health care expenses;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities;

•	Limitations on TVA’s ability to borrow money;

•	Changes in economic conditions;

•	Ineffectiveness of TVA’s disclosure controls and procedures and internal control over financial reporting;

•	Changes in accounting standards;

•	The loss of TVA’s ability to use regulatory accounting;

•	Loss of key personnel;

•	Changes in technology;

•	Changes in the market for TVA securities; and

•	Unforeseeable events.
     Additionally, other risks that may cause actual results to differ from forward-looking statements are set forth in TVA’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006, particularly in Item 1A, Risk Factors, and in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.
     TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.
GENERAL INFORMATION
  Fiscal Year
     Unless otherwise indicated, years (2007, 2006, etc.) in this Quarterly Report refer to TVA’s fiscal years ending September 30.
  Notes
     References to “Notes” are to the Notes to Financial Statements contained in Part 1, Item 1, Financial Statements in this Quarterly Report.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three months ended		Nine months ended
	June 30		June 30
	2007	2006	2007	2006
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,863	$1,898	$5,527	$5,406
Industries directly served	304	275	907	750
Federal agencies and other	29	27	80	85
Other revenue	40	42	106	106

Total operating revenues	2,236	2,242	6,620	6,347

Operating expenses
Fuel and purchased power	779	833	2,342	2,295
Operating and maintenance	621	585	1,782	1,752
Depreciation, amortization, and accretion	366	363	1,104	1,140
Tax equivalents	110	93	327	280

Total operating expenses	1,876	1,874	5,555	5,467

Operating income	360	368	1,065	880

Other income	30	25	57	48

Other expense	(1)	(1)	(1)	(1)

Unrealized gain on derivative contracts, net	98	75	129	110

Interest expense
Interest on debt	334	342	1,009	1,016
Amortization of debt discount, issue, and reacquisition costs, net	4	5	14	15
Allowance for funds used during construction and nuclear fuel expenditures	(45)	(42)	(144)	(117)

Net interest expense	293	305	879	914

Net income	$194	$162	$371	$123

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

	At June 30	At September 30
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$137	$536
Restricted cash and investments (Note 1)	184	198
Accounts receivable, net	1,258	1,359
Inventories and other	719	576

Total current assets	2,298	2,669

Property, plant, and equipment
Completed plant	36,768	35,652
Less accumulated depreciation	(15,980)	(15,331)

Net completed plant	20,788	20,321
Construction in progress	3,369	3,539
Nuclear fuel and capital leases	601	574

Total property, plant, and equipment, net	24,758	24,434

Investment funds	1,106	972

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	3,227	3,521
Other regulatory assets	1,839	1,809

Subtotal	5,066	5,330
Other long-term assets	619	1,115

Total deferred charges and other assets	5,685	6,445

Total assets	$33,847	$34,520

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable	$766	$890
Accrued liabilities	195	211
Collateral funds held	183	195
Accrued interest	262	403
Current portion of lease/leaseback obligations	43	37
Current portion of energy prepayment obligations	106	106
Short-term debt, net	2,610	2,376
Current maturities of long-term debt (Note 3)	90	985

Total current liabilities	4,255	5,203

Other liabilities
Other liabilities	2,190	2,305
Regulatory liabilities (Note 1)	109	575
Asset retirement obligations	2,142	1,985
Lease/leaseback obligations	1,031	1,071
Energy prepayment obligations (Note 1)	1,059	1,138

Total other liabilities	6,531	7,074

Long-term debt, net (Note 3)	20,083	19,544

Total liabilities	30,869	31,821

Commitments and contingencies

Proprietary capital
Appropriation investment	4,748	4,763
Retained earnings	1,929	1,565
Accumulated other comprehensive income	(19)	43
Accumulated net expense of stewardship programs	(3,680)	(3,672)

Total proprietary capital	2,978	2,699

Total liabilities and proprietary capital	$33,847	$34,520

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended June 30
(in millions)

	2007	2006
Cash flows from operating activities
Net income	$371	$123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,134	1,156
Nuclear refueling outage amortization	62	66
Loss on project write-downs	23	—
Amortization of nuclear fuel	94	96
Non-cash retirement benefit expense	151	226
Net unrealized gain on derivative contracts	(129)	(110)
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	(126)	—
Other, net	13	14
Changes in current assets and liabilities
Accounts receivable, net	122	48
Inventories and other	(162)	(168)
Accounts payable and accrued liabilities	(119)	20
Accrued interest	(140)	(83)
Refueling outage costs	(90)	(59)
Pension contributions	(56)	(56)
Other, net	43	24

Net cash provided by operating activities	1,112	1,218

Cash flows from investing activities
Construction expenditures	(1,041)	(947)
Combustion turbine asset acquisitions	(100)	—
Nuclear fuel expenditures	(130)	(216)
Change in restricted cash and investments	14	(71)
Proceeds (purchases) of investments	2	(4)
Loans and other receivables
Advances	(7)	(11)
Repayments	13	10
Proceeds from sale of receivables/loans	2	7
Other, net	1	(1)

Net cash used in investing activities	(1,246)	(1,233)

Cash flows from financing activities
Long-term debt
Issues	36	1,105
Redemptions and repurchases	(469)	(159)
Short-term issues, net	234	(894)
Payments on combustion turbine financing	(27)	(26)
Payments on equipment financing	(7)	(6)
Payments from other financing	(1)	—
Financing costs, net	(1)	(13)
Payments to U.S. Treasury	(30)	(29)

Net cash used in financing activities	(265)	(22)

Net change in cash and cash equivalents	(399)	(37)
Cash and cash equivalents at beginning of period	536	538

Cash and cash equivalents at end of period	$137	$501

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
(in millions)
For the three months ended June 30, 2007 and 2006

			Accumulated	Accumulated
			Other	Net Expense
	Appropriation	Retained	Comprehensive	of Stewardship		Comprehensive
	Investment	Earnings	Income (Loss)	Programs	Total	Income (Loss)

Balance at March 31, 2006	$4,773	$1,202	$116	$(3,667)	$2,424	$—
Net income (loss)	—	164	—	(2)	162	162
Return on appropriation investment	—	(6)	—	—	(6)	—
Other comprehensive loss (Note 2)	—	—	(4)	—	(4)	(4)
Return of appropriation investment	(5)	—	—	—	(5)	—

Balance at June 30, 2006	$4,768	$1,360	$112	$(3,669)	$2,571	$158

Balance at March 31, 2007	$4,753	$1,736	$6	$(3,676)	$2,819	$—
Net income (loss)	—	198	—	(4)	194	194
Return on appropriation investment	—	(5)	—	—	(5)	—
Other comprehensive loss (Note 2)	—	—	(25)	—	(25)	(25)
Return of appropriation investment	(5)	—	—	—	(5)	—

Balance at June 30, 2007	$4,748	$1,929	$(19)	$(3,680)	$2,978	$169

For the nine months ended June 30, 2007 and 2006

			Accumulated	Accumulated
			Other	Net Expense
	Appropriation	Retained	Comprehensive	of Stewardship		Comprehensive
	Investment	Earnings	Income (Loss)	Programs	Total	Income (Loss)

Balance at September 30, 2005	$4,783	$1,244	$27	$(3,662)	$2,392	$—
Net income (loss)	—	130	—	(7)	123	123
Return on appropriation investment	—	(14)	—	—	(14)	—
Other comprehensive income (Note 2)	—	—	85	—	85	85
Return of appropriation investment	(15)	—	—	—	(15)	—

Balance at June 30, 2006	$4,768	$1,360	$112	$(3,669)	$2,571	$208

Balance at September 30, 2006	$4,763	$1,565	$43	$(3,672)	$2,699	$—
Net income (loss)	—	379	—	(8)	371	371
Return on appropriation investment	—	(15)	—	—	(15)	—
Other comprehensive loss (Note 2)	—	—	(62)	—	(62)	(62)
Return of appropriation investment	(15)	—	—	—	(15)	—

Balance at June 30, 2007	$4,748	$1,929	$(19)	$(3,680)	$2,978	$309

The accompanying Notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in millions except where noted)
1. Summary of Significant Accounting Policies
 Organization
     The Tennessee Valley Authority (“TVA”) is a wholly-owned corporate agency and instrumentality of the United States. TVA was created by the U.S. Congress in 1933 by virtue of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (2000 & Supp. IV 2004) (as amended, the “TVA Act”). TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region. TVA manages the Tennessee River and its tributaries for multiple river system purposes, such as navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, industry, and other stewardship purposes.
     Substantially all TVA revenues and assets are attributable to the power program. TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.7 million people. The power program has historically been separate and distinct from the stewardship programs. It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness. Although TVA does not currently receive congressional appropriations, it is required to make payments to the U.S. Treasury in repayment of and as a return on the appropriation investment the United States provided TVA for its power program. Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations. These programs are now funded largely with power revenues. Certain stewardship activities are also funded with various revenues and user fees. TVA’s stewardship activities do not meet the criteria of an operating segment, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, TVA’s stewardship assets and properties are included as part of the power program, TVA’s only operating segment.
     Power rates are established by the TVA Board of Directors (the “TVA Board”) as authorized by the TVA Act. The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; tax equivalent payments to states and counties; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding indebtedness in advance of maturity, additional reduction of the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and other purposes connected with TVA’s power business. In setting rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible. Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.
  Basis of Presentation
     TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States of America for interim financial information. Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2006, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2006 (the “Annual Report”).
     Subsequent to its fourth quarter of 2006 closing, TVA reviewed projects related to construction work in progress and identified errors in classification related primarily to 2006 and prior periods. Based on the results of the review, TVA recorded project write-downs of $5 million in the first quarter of 2007. Additionally, TVA recorded a $4 million expense during the first quarter of 2007 related to litigation pending during the fourth quarter of 2006. These charges are included in Operating and Maintenance expense on the Statement of Income for the nine months ended June 30, 2007. TVA uses cash flows from operating activities as its primary measure of materiality. As such, TVA determined that these noncash adjustments were not material to its reported results for prior and current periods on a quantitative basis, based on TVA’s operating cash flows, or on a qualitative basis, and did not require restatement of those results.

     The amounts included in the accompanying interim financial statements are unaudited but, in the opinion of TVA management, reflect all adjustments, which consist solely of normal recurring adjustments, necessary to fairly present TVA’s financial position and results of operations for the interim periods. Due to seasonal weather variations, the timing of planned maintenance and refueling outages of electric generating units, and other factors, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year.
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
  Reclassifications
     Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation, including the reclassification of interest income of approximately $6 million and $17 million for the three and nine months ended June 30, 2006, respectively, which was previously included in Interest on Debt on the Statement of Income. Interest income is now included in Other Income.
     Beginning with October 2006, certain items previously considered revenue from Sales of Electricity were reclassified as Other Revenue. These items are not directly associated with the sale of electricity and include delivery point charges, administrative charges, and customer charges. Previously reported sales of electricity of approximately $5 million and $17 million for the three and nine months ended June 30, 2006, respectively, are now included in Other Revenue. Additionally, certain items previously considered revenue from Other Revenue were reclassified as Other Income. These items were not directly associated with revenue derived from electric operations but were associated with the operation of service organizations which provide maintenance and testing services. Previously reported revenue from these items of approximately $8 million and $3 million for the three and nine months ended June 30, 2006, respectively, are now included in Other Income.
     These reclassifications had no effect on previously reported results of operations and net cash flows.
  Revision to Statement of Cash Flows
     As of September 30, 2006, TVA began reporting the allowance for funds used during construction (“AFUDC”) related to construction expenditures and nuclear fuel expenditures as a noncash component of investing activities rather than a noncash component of operating activities. The revised classification is consistent with guidance for the cash flow presentation for capitalized interest. The previous method of reporting AFUDC was consistent with the industry practice for the combined reporting of debt and equity AFUDC. The result of this reclassification is an increase in cash from operating activities of $117 million and an increase in funds used by investing activities of $117 million for the nine months ended June 30, 2006.
  Restricted Cash and Investments
     As of June 30, 2007, and September 30, 2006, TVA had $184 million and $198 million, respectively, in Restricted Cash and Investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which result in the funds being reported in Restricted Cash and Investments. The corresponding liability is included in Collateral Funds Held on the June 30, 2007, and September 30, 2006 Balance Sheets.

  Accounts Receivables
     Accounts receivable primarily consist of amounts due from power sales. The table below summarizes the types and amounts of receivables.
Accounts Receivable

	At June 30	At September 30
	2007	2006

Power receivables billed	$197	$303
Power receivables unbilled	1,041	1,031

Total power receivables	1,238	1,334

Other receivables	23	35
Allowance for uncollectible accounts	(3)	(10)

Net accounts receivable	$1,258	$1,359

  Cost-Based Regulation
     Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” are included in Deferred Nuclear Generating Units and Other Regulatory Assets on the June 30, 2007, and September 30, 2006 Balance Sheets. Components of Other Regulatory Assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, unrealized losses related to power purchase contracts, deferred capital lease asset costs, a deferred loss relating to TVA’s financial trading program, minimum pension liability, and, beginning in 2007, an estimated fuel cost adjustment (“FCA”) related to rate actions taken during 2006. All regulatory assets are probable of recovery in future revenues. Components of Regulatory Liabilities include unrealized gains on coal purchase contracts and capital lease liabilities.
     TVA’s regulatory assets and liabilities are summarized in the table below.
TVA Regulatory Assets and Liabilities

	At June 30	At September 30
	2007	2006

Regulatory Assets
Minimum pension liability	$914	$914
Nuclear decommissioning costs	394	474
Debt reacquisition costs	216	232
Deferred trading program loss	22	6
Deferred outage costs	113	85
Deferred capital lease asset costs	69	76
Unrealized losses on purchased power contracts	1	22
Fuel cost adjustment	110	—

Subtotal	1,839	1,809
Deferred nuclear generating units	3,227	3,521

Total	$5,066	$5,330

Regulatory Liabilities
Unrealized gain on coal purchase contracts	$36	$487
Capital lease liability	73	88

Total	$109	$575

     TVA has established a reserve for future generation funded by power customers which is also classified as a regulatory liability. Because of the nature of the reserve, it is considered as an offset to Property, Plant and Equipment on the June 30, 2007 Balance Sheet. See Reserve for Future Generation in this Note 1.
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
     During the third quarter of 2007, TVA’s total asset retirement obligations (“ARO”) liability increased $30 million. The increase was comprised of $7 million in new AROs plus $23 million in ARO expense (accretion of the liability). Correspondingly for the third quarter of 2006, the ARO liability decreased $129 million. The decrease was comprised of a reduction in estimates to future cash flows of $153 million offset by a $24 million increase in ARO expense.
     During the first nine months of 2007, TVA’s total ARO liability increased $157 million. The increase was comprised of $90 million in new AROs plus $67 million in ARO expense (accretion of the liability). Correspondingly, for the first nine months of 2006, the ARO liability decreased $165 million. The decrease was comprised of a reduction in estimates to future cash flows of $242 million offset by a $77 million increase in ARO expense.
Reconciliation of Asset Retirement Obligations Liability

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006

Balance at beginning of period	$2,112	$1,821	$1,985	$1,857

Changes in nuclear estimates to future cash flows	7	(153)	89	(242)
Non-nuclear additional obligations	—	—	1	—

	7	(153)	90	(242)

Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	16	21	46	67
Non-nuclear accretion (charged to expense)	7	3	21	10

	23	24	67	77

Balance at end of period	$2,142	$1,692	$2,142	$1,692

     TVA periodically reviews the estimated costs of decommissioning its nuclear plants. Based on a cost study, TVA reduced the liability $89 million in 2006.
     The increase in the nuclear liability in 2007 is comprised of a second quarter increase of $82 million based on a 2007 cost study, which accounted for biennial changes in labor rates, and a third quarter increase of $7 million due to the replacement of steam generators at Watts Bar Nuclear Plant.
  Energy Prepayment Obligations
     As of June 30, 2007, TVA had entered into sales agreements for 54.5 discounted energy units totaling $54.5 million. Total credits applied to power billings on a cumulative basis during the life of the program through June 30, 2007, exceeded $24.4 million. Of this amount, over $1 million was recognized as revenue for each of the quarterly periods ended June 30, 2007, and 2006.

     In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years for a fixed amount of kilowatt-hours. The amount of the prepayment was $1.5 billion. The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period. Total credits applied to power billings on a cumulative basis through June 30, 2007, exceeded $365 million. Of this amount, $25 million was recognized as revenue for each of the quarterly periods ended June 30, 2007, and 2006. These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.
     At June 30, 2007, and September 30, 2006, obligations for these energy prepayments were $1,165 million and $1,244 million, respectively. These amounts are included in Energy Prepayment Obligations and Current Portion of Energy Prepayment Obligations on the June 30, 2007, and September 30, 2006 Balance Sheets.
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
     The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. TVA plans to apply the new standard for its September 30, 2007, year-end financial statements and recognize on its 2007 Balance Sheet the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of

$368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.
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
     Offsetting Amounts. On April 30, 2007, FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in the FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. At this time, TVA is evaluating the requirements of this guidance and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.
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
  Reserve for Future Generation
     During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that it believes will be required to meet future power demand in its service area. Because these amounts are intended to fund future costs, they were deferred as a regulatory liability. The reserve is funded by power customers based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for the nine months ended June 30, 2007, amounted to $52.7 million, and these amounts are recorded as a regulatory liability on the June 30, 2007 Balance Sheet as a component of Completed Plant. These and other funds collected for future generation will be amortized to revenue over the useful lives of the generating assets acquired or constructed in order to match revenue with the corresponding depreciation expense of these assets on the Statement of Income. This revenue recognition process will begin when the assets are placed into service.
     In December 2006, TVA purchased two combustion turbine facilities for a combined purchase price of $98 million. One facility is a 742-megawatt winter peaking capacity, dual-fuel combustion turbine facility and includes certain related transmission facilities. The second facility is a 555-megawatt winter peaking capacity, natural gas-fired combustion turbine facility. The 555-megawatt capacity facility was available for commercial operation in January 2007, and the 742-megawatt facility was available for commercial operation in May 2007. During the second and third quarters of 2007, depreciation related to the 555-megawatt plant was $0.46 million. During the third quarter of 2007, depreciation related to the 742-megawatt plant was $0.25 million. TVA also recognized revenue of $0.71 million during 2007 consistent with the manner in which the related asset is being depreciated.

2. Accumulated Other Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources. The decrease for the three and nine months ended June 30, 2007, the decrease for the three months ended June 30, 2006, and the increase for the nine months ended June 30, 2006, were due to unrealized gains and losses related to mark-to-market valuation adjustments for certain derivative instruments.
Total Other Comprehensive (Loss) Income Activity

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006

Accumulated other comprehensive income at beginning of period	$6	$116	$43	$27
Changes in fair value:
Inflation swap	0	(3)	9	(8)
Foreign currency swaps	(25)	(1)	(71)	93

Accumulated other comprehensive (loss) income at end of period	$(19)	$112	$(19)	$112

Note:
Foreign currency swap changes are shown net of reclassifications from Other Comprehensive Income to earnings. The amounts reclassified from Other Comprehensive Income resulted in an increase to earnings of $24 million for the third quarter of 2007 and $81 million for the nine months ended June 30, 2007, and an increase to earnings of $119 million for the third quarter of 2006 and an increase to earnings of $110 million for the nine months ended June 30, 2006.
3. Debt Securities
  Debt Outstanding
     The TVA Act authorizes TVA to issue bonds, notes, and other evidences of indebtedness (“debt”) up to a total of $30 billion outstanding at any one time. Debt outstanding at June 30, 2007, including net translation losses of $276 million related to long-term debt denominated in foreign currencies, consisted of the following:
Debt Outstanding

	At June 30	At September 30
	2007	2006

Short-term debt
Discount notes (net of discount)	$2,610	$2,376
Current maturities of long-term debt	90	985

Total short-term debt, net	2,700	3,361

Long-term debt
Long-term	20,261	19,722
Unamortized discount	(178)	(178)

Total long-term debt, net	20,083	19,544

Total outstanding debt	$22,783	$22,905

  Bond Tests
     The TVA Act and the Basic Tennessee Valley Authority Power Bond Resolution each contain two bond tests: the rate test and the bondholder protection test.
     Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for:
•	Operation, maintenance, and administration of its power system;

•	Tax equivalents paid to states and counties;

•	Debt service on outstanding bonds, notes, and other evidences of indebtedness;

•	Payments to the U.S. Treasury as a repayment of and a return on the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities; and

•	Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding bonds, notes, and other evidences of indebtedness in advance of maturity, additional reduction of the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.
     Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:
•	The depreciation accruals and other charges representing the amortization of capital expenditures; and

•	The net proceeds from any disposition of power facilities;

for either

•	The reduction of its capital obligations (including bonds, notes, and other evidences of indebtedness and the outstanding amount TVA is required to repay the United States for its investment in TVA’s power facilities); or

•	Investment in power assets.
     TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.

  Long-Term Bond and Note Activity
     The table below summarizes TVA’s long-term bond and note activity for the period from October 1, 2006, to June 30, 2007.
Long-Term Bond and Note Activity

	Date	Amount	Interest Rate

Redemptions/Maturities:

electronotes®	First Quarter 2007	$2	4.65%
	Second Quarter 2007	5	4.78%
	Third Quarter 2007	5	4.79%

2001 Series D	December 2006	75	4.88%

1997 Series A	January 2007	382	6.64%

Total		$469

Issuances:
electronotes®	First Quarter 2007	$9	5.50%
	Second Quarter 2007	19	5.29%
	Third Quarter 2007	8	5.23%

		$36

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

     The recorded amounts of certain of these derivative instruments are summarized in the table below.
Mark-to-Market Value of Derivative Instruments

	At June 30	At September 30
	2007	2006

Inflation Swap	$—	$22
Interest Rate Swap	(77)	(131)

Currency Swaps:
Sterling	55	47
Sterling	135	133
Sterling	67	66

Swaptions:
$1 Billion Notional	(221)	(296)
$28 Million Notional	(1)	(3)
$14 Million Notional	(1)	(2)

Coal Contracts with Volume Options	36	487

Purchase Power Option Contracts	(1)	(22)
     TVA has a financial trading program under which TVA can purchase swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices. At June 30, 2007, TVA had derivative positions outstanding under the program equivalent to 5,613 contracts, made up of 1,915 futures contracts and 3,698 swap futures contracts, with an approximate net market value of $201 million, as shown in the following table.
Financial Trading Program Activity

	Three Months Ended		Nine Months Ended
	June 30, 2007		June 30, 2007
	Notional	Contract	Notional	Contract
	Amount	Value	Amount	Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)

Futures contracts
Financial positions, beginning of period, net	4,090,000	$31	4,290,000	$35
Purchased	25,470,000	202	32,050,000	251
Settled	(10,410,000)	(76)	(17,190,000)	(125)
Realized (losses)	—	(4)	—	(8)

Net positions-long	19,150,000	153	19,150,000	153

Swap Futures
Financial positions, beginning of period, net	—	—	1,822,500	11
Fixed portion	9,245,000	70	9,632,500	73
Floating portion - realized	—	—	(2,210,000)	(12)
Realized (losses)	—	—	—	(2)

Net positions-long	9,245,000	70	9,245,000	70

Holding gains (losses)
Unrealized gain (loss) at beginning of period, net	—	2	—	(6)
Unrealized (loss) for the period	—	(24)	—	(16)

Unrealized (losses) at end of period, net	—	(22)	—	(22)

Financial positions at end of period, net	28,395,000	$201	28,395,000	$201

     For the three and nine months ended June 30, 2007, TVA recognized realized losses of about $4 million and $10 million, respectively, which were recorded as an increase to purchased power expense. Unrealized losses at June 30, 2007, totaled about $22 million, representing a change of $24 million for the third quarter. TVA deferred the $22 million unrealized loss as a regulatory asset in accordance with its new FCA rate mechanism. TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.
5. Benefit Plans
     TVA sponsors a defined benefit pension plan that covers most of its full-time employees, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and other postemployment benefits such as workers’ compensation.
     The following table provides the components of net periodic benefit cost for the plans.
TVA Benefit Plans

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	June 30		June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$30	$32	$1	$2	$90	$95	$4	$6
Interest cost	123	110	8	8	369	330	20	22
Expected return on plan assets	(142)	(123)	—	—	(428)	(368)	—	—
Amortization of prior service costs	9	9	2	1	27	27	4	4
Amortization of losses	20	33	—	4	61	99	4	12

Net periodic benefit	$40	$61	$11	$15	$119	$183	$32	$44

     The TVA Board approved $75 million in pension contributions for 2007, with scheduled contributions of $38 million and $37 million to be made in March and September, respectively. During the nine months ended June 30, 2007, TVA made $38 million in contributions to its pension plan. TVA does not separately set aside assets to fund benefit costs other than pensions, but rather funds such costs on an as-paid basis. TVA provided approximately $13 million during the nine months ended June 30, 2007, to fund these other benefits costs.
6. Project Write-Downs
     During the first nine months of 2007, TVA recognized write-downs totaling $23 million in Operating and Maintenance expense on TVA’s Statement of Income. These write-downs, related to certain construction work in progress assets, were due to the cancellation and deferral of certain projects. The largest write-down was $17 million for the deferral of the flue gas desulphurization (“scrubber”) project at Unit 5 of TVA’s Colbert Fossil Plant (“Colbert Unit 5”), originally intended to be built in 2010. The scheduling of certain clean-air projects has shifted, resulting in the deferral of the Colbert Unit 5 scrubber project until 2015. Because of the extended deferral period, TVA charged the capitalized costs to earnings based on the uncertainty of future benefit that would be realized from the work completed thus far once the project is ultimately completed.

7. Legal Proceedings
     TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $22 million with respect to the proceedings described below as of June 30, 2007, as well as approximately $6 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.
  Economy Surplus Power Case
     On August 31, 1999, suit was filed against TVA in the United States District Court for the Northern District of Alabama by Birmingham Steel Corporation, on behalf of itself and a class of TVA industrial customers that contracted for economy surplus power. While Birmingham Steel Corporation was the original class representative, it filed for bankruptcy and was excluded from the class. Johns Manville Corporation was substituted as the class representative. The lawsuit alleges that TVA overcharged for economy surplus power during the summer of 1998 by improperly including some incremental costs when calculating the price of economy surplus power. The class members seek over $100 million in damages. On April 18, 2006, the district court ruled on motions for summary judgment filed by both sides. The court held that TVA improperly included charges for approximately 500 hours of power purchased in advance and breached the contracts. The court rejected TVA’s position that the additional price charged for all hours represented actual incremental costs incurred by TVA in supplying economy surplus power and thus was an appropriate part of the economy surplus power contract price. The court granted the plaintiffs’ motion for summary judgment on liability, even though it acknowledged that there are disputed factual issues as to TVA’s defenses. On July 31, 2006, the court reconsidered its decision on summary judgment with respect to TVA’s affirmative defenses and held that TVA is entitled to a trial on its affirmative defenses. The parties engaged in mediation in December 2006. The parties have reached a settlement agreement under which TVA will pay approximately $18 million to resolve the case. To be effective, the settlement must be approved by the United States District Court of the Northern District of Alabama. The settlement was submitted to the court on May 21, 2007, and the court preliminarily approved it on June 6, 2007. There is a 45 day period during which objections to the settlement may be filed, and a hearing on the fairness of the settlement has been scheduled for August 20, 2007.
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

  Global Warming Cases
     On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance. The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies. The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire. The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its carbon dioxide emissions and then reduce these emissions by an unspecified percentage each year for at least a decade. In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts. The plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”). Oral argument was held before the Second Circuit on June 7, 2006. On June 21, 2007, the Second Circuit directed the parties to submit letter briefs, by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties, and on July 6, 2007, the defendants jointly submitted their letter brief.
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
  Case Involving Alleged Modifications to Bull Run Fossil Plant
     The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the Sixth Circuit. Amicus curiae briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed an amicus curiae brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal. The Sixth Circuit has not yet acted on TVA’s request. However, TVA is already installing or has installed the control equipment that plaintiffs seek to require of TVA in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA.

  Case Involving Opacity at Colbert
     On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties, but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings. On April 5, 2007, the plaintiffs moved for summary judgment. TVA opposed the motion, and moved to stay the proceedings. These motions have been fully briefed and are awaiting decision. On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes. This rulemaking proceeding is ongoing. On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule. A decision on the motion for summary judgment is anticipated to be issued in the near future.
  Case Brought by North Carolina Alleging Public Nuisance
     On January 30, 2006, North Carolina’s Attorney General filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances. On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the appeal to the Fourth Circuit was completed in January 2007. The oral argument before the Fourth Circuit, which had been scheduled for September 2007, has been postponed and has not yet been rescheduled. On July 2, 2007, North Carolina filed a motion for partial summary judgment addressing certain of TVA’s defenses. The trial before the district court previously scheduled for the term of court beginning October 2007 has been rescheduled for the term of court beginning after January 2008.
  Case Involving North Carolina’s Petition to the EPA
     In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for sulfur dioxide and nitrogen oxides emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of Columbia Circuit. Briefing on the appeal is underway.
  Case Arising out of Hurricane Katrina
     In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina. The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities. The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force. The plaintiffs are seeking monetary damages among other relief. TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine. On August 30, 2007, the district court is scheduled to hear oral arguments on whether the issue of greenhouse gas emissions is a political matter which should not be decided by the court.

  East Kentucky Power Cooperative Transmission Case
     In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky Power Cooperative (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009. After agreeing to become Warren’s power supplier, East Kentucky asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service. (With the exception of wheeling power to Bristol, Virginia, the anti-cherrypicking provision precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.) East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree to provide the interconnections, and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order, on the grounds that this order violated the anti-cherrypicking provision. On December 7, 2006, Warren announced its intention to withdraw its notice to terminate its existing power contract. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination and the parties extended the term of the TVA power contract through June 11, 2016. Given this agreement, East Kentucky no longer needs to establish interconnections to TVA’s transmission system and on May 3, 2007, East Kentucky filed a motion with FERC to terminate the FERC proceeding on grounds of mootness. TVA has also filed a motion with FERC to vacate all orders issued in the proceeding. Whether or not FERC grants TVA’s motion to vacate, it is likely that the FERC proceeding and the resulting litigation will eventually be dismissed and not proceed to a conclusion.
  Claim Involving Areva Fuel Fabrication
     On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”). AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W provided fuel fabrication services for TVA’s Bellefonte Nuclear Plant. AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased. In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to approximately $25.8 million. On April 13, 2007, the Contracting Officer issued a final decision denying the claim. On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $25.8 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee. TVA filed its response to the complaint on June 15, 2007. TVA is currently awaiting a schedule in the case and the beginning of discovery.
  Notification of Potential Liability for Ward Transformer Site
     TVA has been notified by one of the parties involved with clean-up of the Ward Transformer (“Ward”) Superfund Site, a facility located in Raleigh, North Carolina, that it considers TVA a potentially responsible party and intends to pursue a claim against TVA. The Ward site is one of two non-TVA areas identified in TVA’s Annual Report for which TVA was unable to estimate its potential liability. Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site. There is evidence that in the summer of 1974 TVA sent transformers to Ward that contained polychlorinated biphenyls (“PCBs”). Several responsible parties have entered into a settlement agreement with EPA to clean up on-site contamination at the site, and the cost of the on-site cleanup is currently estimated to be $20 million. EPA is also investigating off-site contamination from Ward operations, which may extend to the Neuse River and includes water bodies in a county and state park. The State of North Carolina has issued fish consumption advisories due to PCBs in areas up to 20 miles downstream of the Ward site. The expansion of the area believed to have been contaminated offsite and the potential for assessments of natural resource damages to liable parties could substantially raise the cleanup costs. As yet there is no formal estimate of the costs associated with this site or any potential damages. It is unknown at this time what level of liability, if any, TVA will have in these matters, whether it will be required to contribute, and, if so, how much such a contribution would be.

  Employment Proceedings
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
  Notice of Violation at Widows Creek Unit 7
     On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain duct work at Widows Creek Unit 7. From 2002 to 2005, the unit’s ducts allowed sulfur dioxide to escape into the air. TVA repaired the duct work in 2005 and the problem has been resolved. TVA is reviewing the NOV. While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.
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
     On April 2, 2007, the Supreme Court also issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.
     TVA is currently involved in two NSR cases (one involving Bull Run and another at Colbert). These cases are discussed in more detail above. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

8. Subsequent Events
  Debt Securities
     In July 2007, TVA issued $1 billion of its 2007 Series A Power Bonds with an interest rate of 5.50 percent and a maturity date of July 18, 2017.
  Financial Trading Program
     On August 1, 2007, the TVA Board expanded the Financial Trading Program, among other things, (1) to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of electricity, coal, emission allowances, nuclear fuel, and other commodities such as ammonia and limestone, as well as the price of natural gas and fuel oil, (2) to authorize the use of futures, swaps, options, and combinations of these instruments as long as these instruments are standard in the industry, (3) to use the Intercontinental Exchange as well as the New York Mercantile Exchange to trade financial instruments, and (4) to increase the aggregate transaction limit to $130 million (based on one-day Value at Risk). Under the expanded program, TVA is still prohibited from trading financial instruments for speculative purposes. See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of the Tennessee Valley Authority (“TVA”). The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended September 30, 2006 (the “Annual Report”).
Business Overview
  Financial Outlook
     As of June 30, 2007, TVA’s net income for 2007 is forecasted to be about $31 million, or 7.0 percent, less than budgeted, primarily because of unseasonable winter weather and dry conditions in the Tennessee Valley during the first nine months of 2007. Power sales are 2.2 percent below budgeted amounts for the nine months ended June 30, 2007, as a result of decreased demand primarily due to weather. Hydroelectric generation, TVA’s cheapest source of power, is 32 percent below budget for the nine months ended June 30, 2007, primarily due to dry conditions.
     Additionally, the six-month period of January through June was the second driest on record in the eastern Tennessee Valley in 118 years. Rainfall was 56 percent of normal, and runoff was 47 percent of normal for the eastern Tennessee Valley during this six-month period. It is assumed that the dry conditions will continue throughout the remainder of the year. As a result of low rainfall and runoff, TVA began conserving water in early winter to help ensure sufficient quantities were available to meet the multiple reservoir operating objectives through the summer months.
     The effects of the weather on sales, additional purchased power due to more outage days, and lower rated electrical capabilities of generating equipment (deratings), along with higher fuel prices have increased TVA’s delivered cost of power per unit sold in 2007. Additionally, these factors contributed to a lower balance of cash and cash equivalents on hand as of June 30, 2007, as compared to September 30, 2006. TVA’s cash flow from operations was down $106 million, or nine percent, for the nine months ended June 30, 2007, primarily due to the timing of the collection of revenues related to the fuel cost adjustment. In response, management has identified cost reductions in operating and maintenance activities to be implemented over the remainder of the year.
  Strategic Plan
     On May 31, 2007, the TVA Board of Directors (“TVA Board”) approved a new strategic plan for TVA. The 2007 Strategic Plan (the “Plan”) outlines the Board’s policy-level direction and strategy for TVA over the next decade and highlights several actions that are needed for successful implementation of that strategy. It is anticipated that the Plan will be updated, as needed, based on changing market conditions.
     Development of the Plan was guided by an examination of TVA’s current business environment and assessments of what TVA might expect in its future operational, economic, and regulatory climate. In developing the Plan, the TVA Board determined that TVA’s current business structure best enables TVA to carry out its integrated mission. The Plan proposes to largely preserve the current structure but adapt it to today’s competitive environment. Key components of the business structure outlined in the Plan are listed below.
•	Focus will continue on a three-part integrated mission in energy, the environment, and economic development.

•	All aspects of the business area will continue to be funded from power revenues and financings.

•	Generation and transmission services will continue to be provided as part of a “bundled” package.

•	Demand for power will be met through a careful balance of self-reliance and partnership with others, limiting dependence on the market to keep costs competitive and reduce risk associated with short-term market volatility.

•	Financing obligations will be appropriate to the value of the assets.
     In the context of TVA’s business structure, the Plan identifies five broad strategic objectives on which TVA will focus as it moves forward, and several corresponding critical success factors that support those objectives. Objectives include the following items:

•	Customers: Maintain power reliability, provide competitive rates, and build trust with TVA’s customers.

•	People: Build pride in TVA’s performance and reputation.

•	Financial: Adhere to a set of sound financial guiding principles to improve TVA’s fiscal performance.

•	Assets: Use TVA’s assets to meet market demand and deliver public value.

•	Operations: Improve performance to be recognized as an industry leader.
     The Plan identifies corporate-level metrics which will be used to monitor TVA’s performance toward achieving successful implementation of the strategic objectives. These metrics will be reviewed and systematically updated to maintain alignment with strategic focus. They include:
     Customers — Competitive performance will be measured by:
•	Customer point interruptions

•	Customer satisfaction index

•	Delivered cost of power

•	Participation in energy efficiency and peak-shaving initiatives

•	Economic development index
     People — Workforce performance will be measured by:
•	Recordable-injury rate

•	Cultural health index
     Financial — Fiscal health and performance will be measured by:
•	Ratio of debt and debt-like obligations to asset value

•	Ratio of earnings to asset value

•	Productivity
     Assets & Operations — Operational performance will be measured by:
•	Equivalent availability of generation

•	Megawatt demand reduction

•	Environmental performance
  New Generation
     In order to help balance the use of purchased power and its own generation to meet growing power supply needs in its service area, TVA purchased two additional combustion turbine facilities in December 2006, totaling approximately 1,200 megawatts. The Gleason facility was available for commercial operation in January 2007 and the Marshall County Facility in May 2007.
     Browns Ferry Nuclear Plant Unit 1 (“Browns Ferry Unit 1”) began commercial operation on August 1, 2007. The cost of the project as of June 30, 2007, was $1.81 billion excluding allowance for funds used during construction (“AFUDC”) of $260 million and asset retirement obligation costs. The cost was slightly more than TVA’s original estimate because of steam dryer modifications, the selection of Browns Ferry Unit 1 as the lead plant for extended power up-rate, and schedule adjustments that optimize timing with the Browns Ferry Nuclear Plant Unit 2 refueling outage. Browns Ferry Unit 1 is expected initially to provide additional generating capacity of approximately 1,150 megawatts and eventually to provide 1,280 megawatts of capacity.
     On August 1, 2007 the TVA Board approved the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) upon which construction was halted in 1985. Prior to the decision, TVA conducted a detailed scoping, estimating, and planning study to estimate the project’s cost, schedule, and risks. Separately, TVA has prepared a report evaluating potential environmental impacts as required by the National Environmental Policy Act. TVA has a construction permit from the Nuclear Regulatory Commission (“NRC”) for Watts Bar Unit 2 that expires in 2010 and will need to seek an extension of its construction permit in order to complete construction activities. TVA will seek an operating license under NRC regulations, including an opportunity for a public hearing. Completing Watts Bar Unit 2 is expected to take 60 months and cost approximately $2.49 billion, excluding allowance for funds used during construction and initial nuclear fuel core costs. When completed, the nuclear unit is expected to provide 1,180 megawatts of electricity. Some activities at the site are expected to begin October 1, 2007. On August 3, 2007, TVA notified the NRC of its plan to resume unlimited construction activities on December 3, 2007.
     In the third quarter of 2007, TVA entered into a definitive agreement for the purchase of the Tenaska-Haywood combustion turbine site located in southwest Tennessee. Originally planned as a peaking facility, this approximately 80 acre site was not completed but contains turbine foundations and substantial ancillary equipment. The combustion turbines were previously acquired and relocated by another purchaser. TVA is currently exploring the possibility of repowering the site as a combined cycle combustion turbine facility. Closing of this acquisition is presently aniticipated for October 2007.
     In addition, during the third quarter of 2007, TVA entered into an operating lease agreement and various related contracts for the Caledonia combined-cycle facility located near Columbus, Mississippi, with a commencement date of July 1, 2007. The lease agreement has a 15-year term expiring on February 28, 2022. The Caledonia combined-cycle facility consists of three combined-cycle units with a nominal capacity of 813 megawatts and a capacity of 750 megawatts in the summer. A conversion services agreement providing for power purchases from the Caledonia facility was terminated as of July 1, 2007, the lease commencement date, and dispatch control was shifted to TVA on July 3, 2007. Under the lease, TVA will assume plant operations management effective January 1, 2008. The lease agreement further provides for an end-of-term purchase option.
     TVA is also working with distributor customers to explore distributor ownership and development opportunities that may exist related to power generation facilities. Such agreements may potentially provide new sources of power for use in meeting power demand in the areas served by TVA and distributors of TVA power in addition to the actions reported above. In July 2007, a large group of distributors formed Seven States Power Corporation, a Tennessee nonprofit corporation, to further this effort.
  Customers
     On May 31, 2007, the TVA Board approved a new interruptible pricing product for commercial and industrial customers. The new product, called Five-Minute Response Power (“5 MR”), was developed with input from power distributors and TVA’s directly served customers. Customers on interruptible products agree to have their power interrupted at various times, such as when the demand for power is high and the TVA power supply is tight. Customers that move to the new product will receive a credit on their firm power rates for the portion of their loads that TVA may interrupt. TVA has set the monthly credit at $4 for each kilowatt-hour of the customer’s interruptible load for the month. Interruptible power products, such as 5 MR, also may allow TVA to avoid building some additional generation. This product is being introduced as a part of the transition to a new portfolio of pricing products for large commercial and industrial customers.
  Service Reliability
     Continuing dry conditions may have further impact on TVA’s operations for the remainder of the fiscal year in several areas. There may be a loss of hydroelectric generation due to balancing water for generation with potential summer reliability thermal issues related to the temperature of cooling water discharged from fossil plants. To a lesser degree, low water levels may result in constrained deliveries of fuel by barge. TVA management continues to review these issues and to assess its plans for the anticipated increased electricity demand during the summer months.
     In addition, TVA has participated in meetings to address deficiencies in hydroelectric production on the Cumberland River due to safety issues resulting from increased seepage rates at the U.S. Army Corps of Engineers’ Wolf Creek Dam. In light of these safety issues, the Southeastern Power Administration (“SEPA”) has not been able to provide TVA and other customers with all of the power that it is required to provide under its contractual arrangements with these parties. SEPA’s performance under these arrangements will continue to be monitored to assess how the deficiencies in hydroelectric production will affect TVA and other customers with an interest in the output of the Cumberland River system. As events at these non-TVA bodies of water or their associated hydroelectric facilities have interfered with the flow of water, TVA has been required to temporarily reduce power output at some fossil plants along the Cumberland River.
     The planned outage of Unit 3 at TVA’s Paradise Fossil Plant to correct an issue with a turbine rotor was originally scheduled to begin on March 17, 2007, and to be completed on April 29, 2007. Due to more extensive repairs identified during the outage, the unit did not return to service until June 7, 2007. During this additional period, the plant’s generation was reduced by 1,026 megawatts. The current estimate is that TVA incurred $7 million in unplanned repair costs, and an additional $25 million in replacement power purchase costs.
     A new era of mandatory compliance with reliability standards began on June 18, 2007. The Federal Energy Regulatory Commission (“FERC”) issued its final rule on the Electric Reliability Organization (“ERO”) Reliability Standards approving 83 of 107 proposed standards submitted by the North American Electric Reliability Corporation. The mandatory reliability standards apply to all users, owners, and operators of the bulk power system, including TVA, and both monetary and non-monetary penalties may be imposed for violations of the standards. The most serious violations can be subject to penalties of up to $1 million per day per violation. The rule directs the ERO to focus on the most serious violations during an initial period through December 31, 2007. TVA is not operating with any known violations.
     Load flow studies for the southern extreme of TVA’s Mississippi service area indicate that for both periods of light and heavy load there are multiple contingencies that produce low voltages, overloads, or even local blackouts. A new interconnection, the Five Points-Homewood interconnection project, was established with South Mississippi Electric Power Association on July 3, 2007. This project was implemented to address these contingencies and avoid the possible load shed of approximately 280 megawatts. This interconnection is the first with a neighboring utility since 1993. TVA now has interconnections with 13 neighboring electric systems.
  Performance Improvement Initiative
     Among the keys to successful implementation of TVA’s operations strategy is the reduction of expenses and prevention of non-fuel expenses from growing faster than sales. TVA intends to achieve top-quartile performance in non-fuel operations and maintenance expenses and limit the growth of these expenses through its recently implemented performance improvement initiative. Under this initiative, TVA plans to be in the top quartile in non-fuel operations and maintenance expenditure performance within three years. Achieving this goal will require TVA to reduce non-fuel operations and maintenance expenses relative to total generating capacity, megawatt-hours sold, and rate of sales growth. Meeting these goals should significantly affect TVA’s ability to achieve certain critical success factors identified in the 2007 Strategic Plan.
  Increased Fuel and Purchased Power Costs
     In July 2006, the TVA Board approved the implementation of a fuel cost adjustment (“FCA”) to be applied quarterly, beginning on October 1, 2006, as a mechanism to adjust TVA’s rates to reflect changing fuel and purchased power costs from the amounts included in TVA’s base rates. Due to the revised forecasts for the third quarter of 2007, the adjustment implemented on July 1, 2007, was an increase of 0.087 cents per kilowatt-hour and is expected to produce an estimated $38.5 million in revenue during the fourth quarter of 2007. The FCA had no effect on rates prior to January 1, 2007. The FCA was initially set to zero and had its first impact on rates beginning January 1, 2007, at which time rates increased 0.01 cents per kilowatt-hour. As of June 30, 2007, TVA had recognized a regulatory asset of $110 million representing deferred power costs to be recovered through the FCA adjustments in future periods.

Liquidity and Capital Resources
  Sources of Liquidity
     TVA’s current liabilities exceed current assets because of the continued use of short-term debt to fund cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity. TVA’s primary sources of liquidity are cash on hand and cash from operations, proceeds from the issuance of short-term and long-term debt, and proceeds from borrowings under TVA’s $150 million note with the U.S. Treasury. Other sources of liquidity include two $1.25 billion credit facilities with a national bank as well as occasional proceeds from other financing arrangements including call monetization transactions and sales of receivables and loans.
     Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the nine months ended June 30, 2007, and 2006, follows:
Summary Cash Flows
For the Nine Months Ended June 30

	2007	2006

Cash provided by (used in)
Operating activities	$1,112	$1,218
Investing activities	(1,246)	(1,233)
Financing activities	(265)	(22)

Net decrease in cash and cash equivalents	$(399)	$(37)

     Issuance of Debt. TVA issued $36 million of power bonds during the nine months ended June 30, 2007, while redeeming $469 million of power bonds. In July 2007, TVA issued $1 billion of its 2007 Series A Power Bonds with an interest rate of 5.50 percent and a maturity date of July 18, 2017. For more information regarding TVA’s debt activities, see Note 3.
     Credit Facilities. In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on November 11, 2007, and one which matures on May 14, 2008. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at June 30, 2007. TVA anticipates renewing each credit facility from time to time.
  Comparative Cash Flow Analysis
     Net cash provided by operating activities decreased $106 million from $1,218 million to $1,112 million for the nine months ended June 30, 2006, and 2007, respectively. This decrease resulted primarily from:
•	An increase in cash paid for fuel and purchased power of $159 million due to higher volume of fuel and purchased power as well as increased market prices for fuel;

•	An increase in cash outlays for routine and recurring operating costs of $69 million;

•	An increase in tax equivalent payments of $47 million;

•	An increase in expenditures for nuclear refueling outages of $31 million due to three planned outages in the first nine months of the current year compared to two planned outages in the prior year;

•	A $57 million larger decrease in accrued interest due to the timing of payments and interest expense differences between bonds which matured and bonds which were issued; and

•	A $119 million decrease in accounts payable and accrued liabilities in the first nine months of 2007 compared to a $20 million increase in these items in the same period of 2006 primarily due to changes in the amount of collateral held by TVA of $83 million under terms of a swap agreement and the timing of accruals for fuel acquired in 2006 and paid for in 2007.

     These items were partially offset by:
•	An increase in cash provided by operating revenues of $260 million resulting primarily from higher average rates and increased demand from municipalities and cooperatives due to an increase in combined weather degree days;

•	A decrease in cash interest of $37 million in the first nine months of 2007; and

•	An increase in the collection of accounts receivable of $74 million primarily due to increased rates and slightly increased volume over the prior year.
     Cash used in investing activities increased $13 million from the first nine months of 2006 to the first nine months of 2007. The increase was primarily due to:
•	An increase in expenditures of $94 million for capital projects primarily due to increased expenditures of $70 million related to the Watts Bar Steam Generator Replacement project, an increase of $78 million related to the Kingston Scrubber addition, and a corresponding increase of $25 million in AFUDC, partially offset by a decrease of $98 million for the Browns Ferry Unit 1 restart; and

•	An increase in expenditures of $100 million primarily to acquire the Gleason and Marshall County combustion turbine facilities.
     These items were partially offset by:
•	A decrease in expenditures for the enrichment and fabrication of nuclear fuel of $86 million related to the restart of Browns Ferry Unit 1; and

•	A $14 million reduction in the amount of restricted cash and investments held by TVA during the first nine months of 2007 compared to a $71 million increase in the amount of restricted cash and investments held by TVA during the same period of 2006.
     Net cash used in financing activities increased $243 million from the first nine months of 2006 to the first nine months of 2007 primarily due to:
•	A decrease of $1,069 million in long-term debt issuances; and

•	An increase in redemptions and repurchases of long-term debt of $310 million.
     These items were partially offset by an increase in net issuances of short-term debt of $1,128 million in the first nine months of 2007 compared to the same period in the prior year.

  Cash Requirements and Contractual Obligations
     The estimated cash requirements and contractual obligations for TVA as of June 30, 2007, are detailed in the following table.
Commitments & Contingencies

	Total	2007 (1)	2008	2009	2010	2011	Thereafter

Debt (2)	$22,220	$2,610	$90	$2,030	$62	$1,015	$16,413
Interest payments relating to debt	20,690	187	1,174	1,118	1,063	1,032	16,116
Leases
Non-cancelable operating	439	16	63	49	37	28	246
Capital	211	2	59	58	57	29	6
Power purchase obligations	5,081	60	164	182	185	185	4,305
Purchase obligations
Fuel purchase obligations	3,215	879	565	503	483	223	562
Other obligations	466	59	265	125	8	2	7
Payments on other financings	1,492	20	89	85	89	95	1,114
Payment to the U.S. Treasury (3)
Return of appropriation investment	150	20	20	20	20	20	50
Return on appropriation investment	282	20	23	22	21	20	176
Retirement plans	44	44	–	–	–	–	–

Total	$54,290	$3,917	$2,512	$4,192	$2,025	$2,649	$38,995

Notes:

(1)	Period July 1 - September 30, 2007.

(2)	Does not include noncash items of foreign currency valuation loss of $276 million and unamortized discount of $178 million.

(3)	TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million. TVA may draw any portion of the authorized $150 million during the year. Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less. During 2006, the daily average outstanding balance was $131 million. TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest. Because of this practice, there was no outstanding balance on the note as of June 30, 2007. Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at June 30, 2007.
     In addition to the cash requirements above, TVA has contractual obligations to provide power related to energy prepayments. See Note 1 — Energy Prepayment Obligations.

	Total	2007*	2008	2009	2010	2011	Thereafter

Energy prepayment obligations	$1,165	$27	$106	$105	$105	$105	$717

Note:

* Period July 1 - September 30, 2007.
     Bear Creek Dam, a small flood-control, non-generating dam in northern Alabama is experiencing foundation problems as evidenced by seepage through the foundation of the dam. An Environmental Impact Statement is expected to be final in August 2007 with the preferred alternative being to repair the dam. The estimated cost to repair the dam is approximately $35 million. Additional detailed engineering and site work is currently underway to verify the estimated repair cost.

Results of Operations
  Financial Results
     The following table compares operating results and selected statistics for the three and nine months ended June 30, 2007, and 2006.
Summary Statements of Income

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006

Operating revenues	$2,236	$2,242	$6,620	$6,347
Operating expenses	(1,876)	(1,874)	(5,555)	(5,467)

Operating income	360	368	1,065	880
Other income	30	25	57	48
Other expense	(1)	(1)	(1)	(1)
Unrealized gain on derivative contracts, net	98	75	129	110
Interest expense, net	(293)	(305)	(879)	(914)

Net income	$194	$162	$371	$123

Sales (millions of kWh)	41,245	41,101	124,520	124,161

Heating degree days (normal 246 and 3,440, respectively)	264	139	3,123	3,101
Cooling degree days (normal 546 and 614, respectively)	735	669	861	808

Combined degree days (normal 792 and 4,054, respectively)	999	808	3,984	3,909

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
     Net income for the three months ended June 30, 2007, was $194 million compared to net income of $162 million for the same period in 2006. Significant items contributing to the $32 million increase in net income for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included a $23 million increase in unrealized gain on derivative contracts, net, a $12 million decrease in net interest expense, and a $5 million increase in other income. These items were partially offset by a $6 million decrease in operating revenues and a $2 million increase in operating expenses.
     Net income for the nine months ended June 30, 2007, was $371 million compared to net income of $123 million for the same period in 2006. Significant items contributing to the $248 million increase in net income for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, included a $273 million increase in operating revenues, a $35 million decrease in net interest expense, a $19 million increase in unrealized gain on derivative contracts, net, and a $9 million increase in other income. These items were partially offset by an $88 million increase in operating expenses.

     Operating Revenues. Below is a detailed table of operating revenues for the three and nine months ended June 30, 2007, and 2006.
Operating Revenues

	Three Months Ended			Nine Months Ended
	June 30			June 30
			Percent			Percent
	2007	2006	Change	2007	2006	Change

Sales of Electricity
Municipalities and cooperatives	$1,863	$1,898	(1.8%)	$5,527	$5,406	2.2%
Industries directly served	304	275	10.5%	907	750	20.9%
Federal agencies and other	29	27	7.4%	80	85	(5.9%)
Other revenue	40	42	(4.8)%	106	106	0.0%

Total operating revenues	$2,236	$2,242	(0.3)%	$6,620	$6,347	4.3%

     Significant items contributing to the $6 million decrease in operating revenues for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included:
•	A $35 million decrease in revenues from municipalities and cooperatives attributable to a decrease in average rates of 2.1 percent partially offset by increased sales of 1.2 percent;

•	A $2 million decrease in revenues from other revenue largely attributable to decreased transmission revenues from wheeling activity; and

•	A $1 million decrease in revenues from federal agencies directly served (included in Federal Agencies and Other) due to a decrease in average rates of 5.1 percent partially offset by increased sales of 3.0 percent.
     Average rates decreased primarily due to the 4.5 percent decrease in firm wholesale electric rates effective October 1, 2006.
     These items were partially offset by:
•	A $29 million increase in revenues from industries directly served attributable to an increase in average rates of 15.4 percent partially offset by decreased sales of 3.9 percent; and

•	A $3 million increase in revenues from off-system sales (included in Federal Agencies and Other) due to increased sales of 159.4 percent partially offset by a decrease in average rates of 0.4 percent.
     Significant items contributing to the $273 million increase in operating revenues for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, included:
•	A $121 million increase in revenues from municipalities and cooperatives due to increased sales of 0.5 percent and an increase in average rates of 2.6 percent;

•	A $157 million increase in revenues from industries directly served attributable to an increase in average rates of 21.9 percent partially offset by decreased sales of 0.4 percent; and

•	A $1 million increase in revenues from off-system sales due to increased sales of 23.7 percent partially offset by a decrease in average rates of 17.5 percent.
     Average rates increased mainly due to the 10.0 percent increase in firm wholesale electric rates effective April 1, 2006, partially offset by the 4.5 percent decrease in firm wholesale electric rates effective October 1, 2006.

     These items were partially offset by a $6 million decrease in revenues from federal agencies directly served (included in Federal Agencies and Other) reflecting a decrease in average rates of 3.0 percent and decreased sales of 4.5 percent.
     A detailed table of electricity sales for the three and nine months ended June 30, 2007, and 2006 is below.
Electricity Sales
(Millions of kWh)

	Three Months Ended				Nine Months Ended
	June 30				June 30
			Percent				Percent
	2007	2006	Change		2007	2006	Change

Sales of electricity
Municipalities and cooperatives	33,352	32,962	1.2%		99,361	98,894	0.5%
Industries directly served	7,384	7,683	(3.9%	)	23,667	23,761	(0.4%	)
Federal agencies and other	509	456	11.6%		1,492	1,506	(0.9%	)

Total sales of electricity	41,245	41,101	0.4%		124,520	124,161	0.3%

     Significant items contributing to the 144 million kilowatt-hour increase in electricity sales for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included:
•	A 390 million kilowatt-hour increase in sales to municipalities and cooperatives. The primary reason for the increase in sales was an increase of combined degree days of 191 days, or 23.6 percent. Sales to municipalities and cooperatives react more to weather than other categories of sales because residential power demand is more weather sensitive. During the three months ended June 30, 2007, there were 125, or 89.9 percent, more heating degree days and 66, or 9.9 percent, more cooling degree days than during the three months ended June 30, 2006;

•	A 40 million kilowatt-hour increase in off-system sales (included in Federal Agencies and Other) due to increased generation available for sale; and

•	A 13 million kilowatt-hour increase in sales to federal agencies directly served (included in Federal Agencies and Other) primarily as a result of increased testing hours at a large directly served federal agency.
     These items were partially offset by a 299 million kilowatt-hour decrease in sales to industries directly served mainly attributable to a decrease in demand from a large directly served industrial customer after a product line was shut down in April of 2007 due to storm damage.
     Significant items contributing to the 359 million kilowatt-hour increase in electricity sales for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, included:
•	A 467 million kilowatt-hour increase in sales to municipalities and cooperatives due to an increase in combined weather degree days of 75, or 1.9 percent. During the nine months ended June 30, 2007, there were 22, or 0.7 percent, more heating degree days and 53, or 6.6 percent, more cooling degree days than during the nine months ended June 30, 2006; and

•	A 45 million kilowatt-hour increase in off-system sales (included in Federal Agencies and Other) due to increased generation available for sale.

     These items were partially offset by:
•	A 94 million kilowatt-hour decrease in sales to industries directly served mainly attributable to a decrease in demand from a few large directly served industrial customers due to more unplanned outages at those facilities compared to the prior period, partially offset by an increase in demand to TVA’s largest directly served industrial customer to accommodate higher production levels at its facility; and

•	A 59 million kilowatt-hour decrease in sales to federal agencies directly served (included in Federal Agencies and Other) primarily as a result of a decrease in demand by one of TVA’s largest directly served federal agencies due to a change in the nature and scope of its test programs.
     Operating Expenses. Below is a detailed table of operating expenses for the three and nine months ended June 30, 2007, and 2006.
Operating Expenses

	Three Months Ended				Nine Months Ended
	June 30				June 30
			Percent				Percent
	2007	2006	Change		2007	2006	Change

Operating expenses
Fuel and purchased power	$779	$833	(6.5%	)	$2,342	$2,295	2.0%
Operating and maintenance	621	585	6.2%		1,782	1,752	1.7%
Depreciation, amortization, and accretion	366	363	0.8%		1,104	1,140	(3.2%	)
Tax equivalents	110	93	18.3%		327	280	16.8%

Total operating expenses	$1,876	$1,874	0.1%		$5,555	$5,467	1.6%

     Significant drivers contributing to the $2 million increase in operating expenses for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included:
•	A $36 million increase in Operating and Maintenance expense.

o	This increase was mainly a result of:
–	Increased outage and routine Operating and Maintenance costs at fossil fuel-fired plants of $29 million due to more outages during the third quarter of 2007 than the third quarter of 2006 and the significant planned recovery work on the three Paradise coal-fired units;

–	The Browns Ferry Nuclear Unit 1 precommercial operation of $23 million in the third quarter of 2007; and

–	A FCA net deferral and amortization for Operating and Maintenance expense of $2 million. In accordance with the FCA methodology, TVA has deferred the amount of Operating and Maintenance costs that were lower than the amount included in power rates for the third quarter of 2007. This $2 million deferred amount will be refunded to customers in future FCA adjustments.
o	These items were partially offset by decreased pension financing costs of $22 million attributable to a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets.
•	A $17 million increase in Tax Equivalents payments reflecting increased gross revenues from the sale of power during 2006 as compared to 2005.

•	A $3 million increase in Depreciation, Amortization, and Accretion expense.
o	This increase was primarily a result of a $5 million increase in accretion expense mainly reflecting the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47 and the updated incremental accretion for Statement of Financial Accounting Standards (“SFAS”) No. 143.

o	This item was partially offset by a $2 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved on May 4, 2006.
     The increases in Operating and Maintenance expense, Tax Equivalents payments, and Depreciation, Amortization, and Accretion expense were partially offset by:
•	A $54 million decrease in Fuel and purchased power expense.
o	This decrease was primarily due to a $108 million decrease in purchased power expense.
–	The decrease in purchased power expense primarily reflected a FCA net deferral and amortization for purchased power expense of $144 million. In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates for the third quarter of 2007. This $144 million deferred amount will be charged to customers in future FCA adjustments.

–	This item was partially offset by:
•	Higher volume acquired of 0.2 percent which includes $26 million in purchased power related to the extended outage of Unit 3 at TVA’s Paradise Fossil Plant; and

•	An increase in the average purchase price of 13.5 percent.
o	The decrease in purchased power expense was partially offset by a $54 million increase in fuel expense.
–	The increase in fuel expense resulted primarily from:
•	Increased nuclear generation of 18.0 percent due to the restart of Browns Ferry Unit 1 in May 2007; and

•	A FCA net deferral and amortization for fuel expense of $69 million. In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were lower than the amount included in power rates for the third quarter of 2007. This $69 million deferred amount will be refunded to customers in future FCA adjustments.
–	These items were partially offset by lower aggregate fuel cost per kilowatt-hour net thermal generation of 5.6 percent.
     Significant drivers contributing to the $88 million increase in operating expenses for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, included:
•	A $47 million increase in Fuel and Purchased Power expense.
o	This increase was mainly the result of a $90 million increase in fuel expense.
–	The increase in fuel expense primarily reflected:
•	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 4.0 percent;

•	Increased coal-fired generation of 1.1 percent; and

•	A FCA net deferral and amortization for fuel expense of $36 million. In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were lower than the amount included in power rates for the first three quarters of 2007. This $36 million deferred amount will be refunded to customers in future FCA adjustments.
o	The increase in fuel expense was partially offset by a $43 million decrease in purchased power expense.
–	The decrease in purchased power expense resulted primarily from:
•	A decrease in the average purchase price of 5.4 percent; and

•	A FCA net deferral and amortization for purchased power expense of $151 million. In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates for the first three quarters of 2007. This $151 million deferred amount will be charged to customers in future FCA adjustments.
–	These items were partially offset by a 22.3 percent increase in the volume of purchased power to accommodate for decreased total generation of 0.7 percent. This increase in volume includes $26 million of power purchased as a result of the extended outage of Unit 3 at TVA’s Paradise Fossil Plant during the third quarter of 2007.
•	A $47 million increase in Tax Equivalents payments reflecting increased gross revenues from the sale of power during 2006 as compared to 2005.

•	A $30 million increase in Operating and Maintenance expense.
o	This increase was mainly a result of:
–	Increased outage and routine Operating and Maintenance costs at fossil fuel-fired plants of $44 million due to more outages during the first nine months of 2007 and the significant planned recovery work on the three Paradise Fossil Plant coal-fired units;

–	The Browns Ferry Unit 1 pre-commercial operation of $23 million in 2007;

–	A $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”);

–	Write-downs of $6 million relating to other construction work in progress assets; and

–	A FCA net deferral and amortization for Operating and Maintenance expense of $6 million. In accordance with the FCA methodology, TVA has deferred the amount of Operating and Maintenance costs that were lower than the amount included in power rates for the first three quarters of 2007. This $6 million deferred amount will be refunded to customers in future FCA adjustments.
o	These items were partially offset by decreased pension financing costs of $69 million as a result of a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets.
     The increases in Fuel and Purchased Power expense, Tax Equivalents payments, and Operating and Maintenance expense were partially offset by:
•	A $36 million decrease in Depreciation, Amortization, and Accretion expense.
o	This decrease was mainly a result of a $47 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved on May 4, 2006.

o	This item was partially offset by an $11 million increase in accretion expense mainly reflecting the adoption of FIN No. 47 and the updated incremental accretion of SFAS No. 143.
     Other Income. Other Income increased $5 million from $25 million for the three months ended June 30, 2006, to $30 million for the three months ended June 30, 2007, primarily due to differences related to the timing of recognition of maintenance and testing services revenues. Other Income also increased due to increased interest earnings on the collateral deposit funds held by TVA, partially offset by a decrease in interest income from short-term investments. See Note 1 — Restricted Cash and Investments.
     Other Income increased $9 million from $48 million for the nine months ended June 30, 2006, to $57 million for the nine months ended June 30, 2007, primarily due to differences related to the timing of recognition of maintenance and testing services revenues. Other Income also increased due to increased interest earnings on the collateral deposit funds held by TVA, partially offset by a decrease in interest income from short-term investments. See Note 1 — Restricted Cash and Investments.

     Unrealized Gain on Derivative Contracts, Net. Significant items contributing to the $23 million increase in net unrealized gain on derivative contracts for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included:
•	A $14 million larger gain related to the mark-to-market valuation of swaption contracts, from a $41 million gain in the third quarter of 2006 to a $55 million gain in the third quarter of 2007; and

•	A $9 million larger gain related to the mark-to-market valuation adjustment of an interest rate swap contract, from a $36 million gain in the third quarter of 2006 to a $45 million gain in the third quarter of 2007.
     A significant item contributing to the $19 million increase in net unrealized gain on derivative contracts for the nine months ended June 30, 2007, as compared to the same period in 2006 was a $58 million smaller loss related to the mark-to-market valuation adjustment of an embedded call option, from a $60 million loss in the nine months ended June 30, 2006, to a $2 million loss in the nine months ended June 30, 2007.
     This item was partially offset by:
•	A $24 million smaller gain related to the mark-to-market valuation adjustment of an interest rate swap contract, from a $79 million gain in the nine months ended June 30, 2006, to a $55 million gain in the nine months ended June 30, 2007; and

•	A $15 million smaller gain related to the mark-to-market valuation of swaption contracts, from a $92 million gain in the nine months ended June 30, 2006, to a $77 million gain in the nine months ended June 30, 2007.
     Interest Expense. A detailed table of interest expense and interest rates for the three and nine months ended June 30, 2007, and 2006, is below.
Interest Expense

	Three Months Ended				Nine Months Ended
	June 30				June 30
			Percent				Percent
	2007	2006	Change		2007	2006	Change

Interest expense
Interest on debt	$334	$342	(2.3%	)	$1,009	$1,016	(0.7%	)
Amortization of debt discount, issue, and reacquisition costs, net	4	5	(20.0%	)	14	15	(6.7%	)
AFUDC and nuclear fuel expenditures	(45)	(42)	7.1%		(144)	(117)	23.1%

Net interest expense	$293	$305	(3.9%	)	$879	$914	(3.8%	)

			Percent			Percent
	2007	2006	Change	2007	2006	Change

Interest rates (average)
Long-term	5.98	6.17	(3.1%)	5.98	5.99	(0.2%)
Discount notes	5.22	4.82	8.3%	5.21	4.29	21.4%
Blended	5.89	6.08	(3.1%)	5.90	5.83	1.2%
     Significant items contributing to the $12 million decrease in net interest expense for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, included:
•	A decrease in the average long-term interest rate from 6.17 percent to 5.98 percent;

•	A decrease of $983 million in the average balance of long-term debt outstanding; and

•	A $3 million increase in AFUDC due to a 9.4 percent increase in the construction work in progress base.

These items were partially offset by:
•	An increase in the average discount notes interest rate from 4.82 percent to 5.22 percent; and

•	An increase of $998 million in the average balance of discount notes outstanding.
     Significant items contributing to the $35 million decrease in net interest expense for the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, included:
•	A decrease in the average long-term interest rate from 5.99 percent to 5.98 percent;

•	A decrease of $804 million in the average balance of long-term debt outstanding; and

•	A $27 million increase in AFUDC due to a 20.1 percent increase in the construction work in progress base.
     These items were partially offset by:
•	An increase in the average discount notes interest rate from 4.29 percent to 5.21 percent; and

•	An increase of $267 million in the average balance of discount notes outstanding.
Off-Balance Sheet Arrangements
     TVA has entered into one transaction that might constitute an off-balance sheet arrangement. In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi. The facility has a committed capacity of 440 megawatts, and the term of the agreement is 30 years. Under the accounting guidance provided by FIN No. 46, “Consolidation of Variable Interest Entities,” as revised by FIN No. 46R (“46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership. As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2006. Power purchases for the three and nine months ended June 30, 2007, under the agreement amounted to $33 million and $93 million, respectively, and the remaining financial commitment under this agreement is $4.5 billion. TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.
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
     The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for TVA as of the end of the fiscal year ending after June 15, 2007. TVA plans to apply the new standard for its 2007 year-end financial statements and recognize on its September 30, 2007 Balance Sheet the funded status of its pension and other postretirement benefit plans. However, had TVA been required to adopt the standard as of its last actuarial valuation date (September 30, 2006), TVA would have recorded the following amounts on its Balance Sheet for the year then ended: a regulatory asset of $795 million, additional pension and postretirement obligations of $368 million and $152 million, respectively, and the reclassification to regulatory assets of an intangible asset with a balance of $275 million, representing unamortized prior service cost. The net effect of recognizing such amounts would have been to increase total assets and liabilities by $520 million at that date.

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
  President’s Budget
     On February 5, 2007, the Office of Management and Budget (“OMB”) transmitted the President’s proposed 2008 federal budget to Congress. In the portions specifically relating to TVA, the proposed budget recommends:
•	Expanding the types of financial arrangements that count toward TVA’s $30 billion debt ceiling;

•	Requiring TVA to register its debt securities with the Securities and Exchange Commission; and

•	Allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2008. Funding for TVA’s Office of the Inspector General is currently paid directly by TVA.
     The first recommendation has been included in a draft bill prepared by OMB, but it has not yet been introduced in Congress. The other recommendations have not been introduced in any legislation or included in any draft bill.

  Proposed Legislation
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
Non-Noticing Distributors – Distributors that have not given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to:
(1)	Construct, own, and operate any generation facility, individually or jointly with another distributor; and

(2)	Receive partial requirements from TVA within a ratable limit, which cumulatively stays within a three percent compounded annual growth rate on the TVA system.
SEPA Power – Any distributor which terminates its power supply contract with TVA in whole or in part would have the federal statutory right to directly receive its share of SEPA power that is otherwise being delivered to TVA for the benefit of all distributors.
(1)	TVA would be required to provide transmission to enable such distributor to receive its share of SEPA power at one or more of the distributor’s delivery points specified by that distributor; and

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
     TVA has incurred and continues to incur substantial capital and operating and maintenance costs in order to comply with evolving environmental requirements. Many of these costs are associated with the operation of TVA’s 59 coal-fired generating units. While it is not possible to predict with any precision how these evolving requirements will impact the operation of existing and new coal-fired and other fossil-fuel generating units, it is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive. Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA. See Note 7.
     Several existing regulatory programs have been and are being made more stringent in their application to fossil-fuel units and additional regulatory programs affecting fossil-fuel units were promulgated in 2005, including the Clean Air Interstate Rule (“CAIR”), which requires significant utility reductions of emissions of sulfur dioxide and nitrogen oxides in the eastern half of the United States (including all of TVA’s operating areas), and the Clean Air Mercury Rule (“CAMR”). TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 to reach $5.8 billion, $4.6 billion of which had already been spent as of September 30, 2006. TVA estimates that compliance with CAIR and CAMR could lead to additional costs of $3.0 billion to $3.5 billion in the next decade if TVA should continue to operate all of its present coal plants. TVA has taken and is taking significant voluntary steps to reduce the carbon intensity of its generation, including the recovery of Browns Ferry Unit 1, power uprates of Browns Ferry Units 2 and 3, and the hydroelectric modernization program. Moving forward, TVA intends to make decisions that give strong consideration to fuel mix and generation assets that are low- or zero-carbon emitting resources. There could be additional material costs if reductions of carbon dioxide are mandated, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements, and while these costs cannot be accurately predicted at this time, TVA has begun to incorporate the possibility of mandatory carbon reductions into its long range planning. TVA continues to monitor these developments and will assess any potential financial impacts as information becomes available.
     On June 21, 2007, the Environmental Protection Agency (“EPA”) proposed lowering the 8-hour ozone National Ambient Air Quality Standard. This proposal begins a process that will lead to a final decision on revising the primary standard in March 2008. Meeting the more stringent EPA standards for ozone (smog) contained in the proposal will challenge states and communities in the Tennessee Valley and across the country. The current primary standard, set in 1997, is 0.08 parts per million (“ppm”). EPA is proposing to lower the primary standard to between 0.075 ppm and 0.070 ppm, and is also proposing to add a new secondary ozone standard to address impacts on vegetation. If EPA adopts the proposed standards, many urban areas and surrounding counties in the Tennessee Valley and throughout the eastern United States are likely to exceed the new standards and be designated as “non-attainment” areas. Non-attainment designations can have adverse economic implications for areas that are so designated. Existing emission sources in non-attainment areas can be required to install additional controls, and new sources planning to locate in such areas are required to meet more stringent emission control requirements and obtain offsets for their emissions from other sources in the non-attainment area. In addition, transportation projects such as roadway expansions or repairs must demonstrate conformity with State plans to return the area to attainment status or risk the loss of Federal highway funds. An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is also likely to focus additional regulatory attention on all nitrogen oxide emission sources including TVA sources.
     In February 2007, TVA announced plans to install additional emissions control equipment at the John Sevier Fossil Plant located near Rogersville, Tennessee. TVA has begun adding selective non-catalytic reduction (“SNCR”) systems to reduce nitrogen oxide emissions and is designing scrubber technology to reduce sulfur dioxide emissions from the four unit 712-megawatt plant. The first SNCR on Unit 1 began operation in May 2007, with similar equipment planned for installation on the other three units by 2010. Construction of the planned scrubber is scheduled to begin in 2008 with completion scheduled for 2012. TVA also installed and began operation of a second SNCR on Unit 4 at the Johnsonville Fossil Plant in May 2007, and is continuing to operate the previously installed SNCR on Johnsonville Unit 1.

     One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above and in the Annual Report is that wastewaters at TVA fossil facilities and across the utility industry may be changing because of waste streams from air quality control technologies. Varying amounts of ammonia or similar compounds used as a necessary component of selective catalytic reduction/SNCR operation may end up in facility wastewater ponds that may discharge through outfalls permitted under the Clean Water Act (“CWA”). Operation of scrubbers for sulfur dioxide control also results in additional amounts of pollutants introduced into facility wastewater treatment ponds. EPA is currently collecting information to determine if the Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the Clean Water Act need to be revised. If the Effluent Guidelines are revised, more restrictive discharge limitations for existing parameters or the addition of new parameters could potentially result in additional wastewater treatment expense to meet requirements of the CWA. These costs cannot be accurately predicted at this time, and TVA is continuing to closely monitor EPA’s data collection activities and the progress of the Effluent Guidelines review process. On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of operation of air pollution control equipment. TVA is closely monitoring the development and implementation of Tennessee Valley states’ numeric nutrient criteria.
     As a part of the 2006 tri-ennial review of State Water Quality Standards in Tennessee, the Tennessee Department of Environment and Conservation (“TDEC”) lowered its threshold for issuing a Precautionary Fish Consumption Advisory (“Precautionary Advisory”) due to mercury to 0.3 ppm because of new research and based on EPA’s new water quality criterion for methlymercury. The previously used thresholds were 0.5 ppm for a Precautionary Advisory and 1.0 ppm for a “Do Not Consume Advisory.” In Tennessee a Precautionary Advisory recommends that sensitive populations such as children and women of child-bearing age should not consume the fish species named, and that all other persons should limit consumption of the named species to one meal per month. A “Do Not Consume Advisory” recommends that certain fish species should not be consumed by anyone in any amount. As a result of lowering the threshold, Precautionary Advisories were issued for several additional stream and reservoir segments within the State of Tennessee, including seven streams and reservoir segments in the Tennessee Valley Watershed. TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing. TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data was provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased operation. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernable trend in fish from most reservoirs. Despite greatly increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.
     In November 2006, TVA received a letter from the attorneys for one of the parties conducting the removal action at the Ward Transformer Superfund Site in North Carolina that put TVA on notice that it was identified as a Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) liable party, and that one or more of the parties intends to pursue a contribution claim against TVA. The Ward Transformer site was one of two non-TVA areas identified in TVA’s Annual Report for which TVA was unable to estimate its potential liability. At TVA’s request, the attorneys provided information showing that TVA sent additional equipment that had not been previously identified by TVA, and in one or more transactions with Ward, transformers containing polychlorinated biphenyls (“PCBs”) which were sent to the Ward Transformer site were either repaired, rebuilt and sold, or scrapped. For a further discussion of the Ward Transformer contamination claim, seeNotification of Potential Liability for Ward Transformer Site in Note 7 of this Quarterly Report.
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

Legal
  Legal Proceedings to Which TVA Is a Party
     As discussed in Note 7, TVA is involved in a number of lawsuits and claims relating to a variety of issues. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $28 million as of June 30, 2007, related to pending litigation and other claims. If actual liabilities significantly exceed this estimate, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected. See Note 7.
  Significant Litigation to Which TVA Is Not a Party
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
     New Source Review. On April 2, 2007, the Supreme Court also issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The New Source Review regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.
     TVA is currently involved in two NSR cases (one involving Bull Run and another at Colbert). See Note 7 in this Quarterly Report for a discussion of these cases. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.
     At this point, no estimate can be made regarding the impact of any such suits on TVA.
  Clean Water Developments
     In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the CWA, the EPA promulgated a final rule for existing power producing facilities (the “Phase II rule”) that became effective on September 7, 2004. The Phase II rule required existing facilities to select among several different compliance options for reducing the number of organisms pinned against and/or drawn into the cooling systems. These included development of a site-specific compliance option based on application of cost-cost or cost-benefit tests. The site specific tests were designed to ensure that a facility’s costs are not significantly greater than cost projections in the rule or the benefits derived from taking mitigation actions. Actions taken to compensate for any impacts by restoring habitat, or pursuing other options such as building hatcheries for fish/shellfish production, would have counted towards compliance.
     On January 25, 2007, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision in a proceeding brought by environmental groups, industry groups, and certain northeastern states challenging the EPA’s Phase II rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry, and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second

Circuit remanded the EPA’s BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the Phase II rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.
     On July 5, 2007, the Second Circuit denied a petition filed by industry stakeholders for panel and en banc rehearing. EPA has until October 3, 2007, to file a petition for certiorari with the U.S. Supreme Court but it is unknown whether EPA will do so.
     On July 9, 2007, EPA suspended all but one provision of the Phase II rule until the agency has resolved the issues raised by the Second Circuit’s remand. The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities. BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures. The use of BPJ controls reflects a reversion to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II rule.
     All of the intakes at TVA’s existing coal and nuclear generating facilities were subject to the Phase II rule. TVA had been in the process of determining what was needed to comply with the Phase II rule, and had believed that some expenditures might have been required. These earlier assessments are now being re-evaluated in light of the Second Circuit’s decision, and EPA’s subsequent decision to suspend the Phase II rule and revert to BPJ controls. Given the uncertainty over the ultimate outcome of the appellate process and what the changes in the final rule as ultimately issued by EPA will be, TVA cannot assess the potential consequences at this time.
Management Changes
  TVA Board Nominations
     On July 11, 2007, President George W. Bush announced the nomination of three individuals to serve on the TVA Board. Two of these individuals, Bishop William H. Graves of Memphis, Tennessee, and Susan Richardson Williams of Knoxville, Tennessee, are currently TVA Directors and have been nominated for new terms. The third individual is Thomas C. Gilliland of Blairsville, Georgia. Mr. Gilliland, age 59, is executive vice president, secretary, general counsel, and director for United Community Banks, Inc., a bank holding company with assets of approximately $8.0 billion. He has been with that company since 1992. If confirmed by the Senate, Mr. Gilliland’s term would expire in 2011, and the terms of Bishop Graves and Ms. Williams would expire in 2012. The confirmation hearings have not yet been scheduled.
  New Executive Vice President of Fossil Power Group Named
     On June 11, 2007, TVA announced the appointment of Preston Swafford, who has more than 23 years of utility experience, to succeed Joseph Bynum, who is retiring as executive vice president of TVA’s Fossil Power Group. Mr. Swafford joined TVA in 2006 and has held key roles in TVA’s nuclear operations which included directing engineering and technical services, nuclear assurance and licensing, emergency services, project management, outage and scheduling, business services, process methods, nuclear security, and other areas.
     Before joining TVA, Mr. Swafford was with Exelon for more than ten years, most recently as senior vice president of Exelon Energy Delivery, responsible for all aspects of technical services. He previously served as Exelon’s senior vice president of Energy Delivery Operations, directing daily operations for the transmission and distribution system of Exelon subsidiaries PECO and ComEd. Mr. Swafford also served as vice president of Exelon Power, overseeing 19 hydroelectric and pumped-storage units and nine fossil sites. He holds a Bachelor of Science degree in chemistry from Truman State University and a master’s degree in nuclear engineering from the University of Missouri. He is certified as a senior reactor operator.

  New Chief Ethics and Compliance Officer Named
     On July 19, 2007, TVA announced that Peyton T. Hairston, Jr. had been named TVA’s chief ethics and compliance officer, effective immediately. As chief ethics and compliance officer, Mr. Hairston will organize and oversee a unified, corporate approach to compliance with laws and regulations applicable to TVA. Along with his new position, Mr. Hairston is the senior vice president of Corporate Responsibility and Diversity and TVA’s external ombudsman.
  New Chief Financial Officer and Executive Vice President of Financial Services Named
     On August 3, 2007, TVA announced the appointment of Kimberly (Kim) Scheibe Greene as chief financial officer and executive vice president, financial services (“CFO”), effective September 1, 2007. She will succeed John M. Hoskins, who has served as interim CFO since November 2006. Mr. Hoskins will continue as senior vice president and treasurer, the position he held until assuming the role of interim CFO. Ms. Greene will be responsible for all TVA financial functions, including treasury, accounting, risk management, financial planning, and investor relations. She will report to TVA President and CEO Tom Kilgore.
     Ms. Greene joins TVA from Southern Company Services, where she is senior vice president of finance and treasurer. In her current role, she directs financial planning and analysis, enterprise risk management, capital markets and leasing, treasury, and investor relations for Southern Company Services. Ms. Greene joined Southern Company Services in 1991 as a mechanical engineer and progressed through various areas of engineering, including fossil and hydroelectric, combustion turbine, and nuclear design. In 1994, she moved to Southern Energy Inc., now Mirant. While there, she was responsible for Mirant’s south region asset management and coordination of transmission system loads with adjoining utilities, including TVA. In 2002, Ms. Greene moved to Southern Company Generation and Energy Marketing as director of portfolio management responsible for trading strategies and long-term resource plans. She was named treasurer of Southern Company Services in 2003. Southern Company is based in Atlanta and is one of the nation’s largest investor-owned utilities.
     Ms. Greene earned a bachelor’s degree in engineering science and mechanics from the University of Tennessee. She also earned a master’s degree in biomedical engineering from the University of Alabama at Birmingham and a master’s in business administration from Samford University in Birmingham.
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
     An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the Disclosure Control Committee (including the interim chief financial officer and the vice president and controller) of the effectiveness of TVA’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the president and chief executive officer and members of the Disclosure Control Committee (including the interim chief financial officer and the vice president and controller) concluded that, as a result of two material weaknesses identified (described below), TVA’s disclosure controls and procedures were not effective as of June 30, 2007. However, to assess the financial statement impact of these internal control deficiencies, TVA performed additional analyses, interim supplemental procedures, and monitoring activities subsequent to quarter end. As a result of these supplemental procedures, the president and chief executive officer, the interim chief financial officer, and the vice president and controller have determined that there is reasonable assurance that the financial statements included in this Quarterly Report fairly present, in all material respects, TVA’s financial condition, results of operations, and cash flows as of, and for, the periods presented.

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
     During the most recent fiscal quarter, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting. TVA is continuing to take steps to address the identified material weaknesses in internal controls as described in the preceding two paragraphs.
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

PART II - OTHER INFORMATION
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
  Events at non-TVA facilities which affect the supply of water to TVA’s generation facilities may interfere with TVA’s ability to generate power.
     TVA’s fossil and nuclear generation facilities depend on water from the river systems upon which they are located for cooling water and for water to convert into steam to drive turbines. While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of this necessary water, entities such as the U.S. Army Corps of Engineers operate and manage other bodies of water upon which some TVA facilities rely. Events at these non-TVA bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA having insufficient water to meet the needs of its plants. In such scenarios, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview — Service Reliability in this Quarterly Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

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
Date: August 14, 2007

TENNESSEE VALLEY AUTHORITY (Registrant)
By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John M. Hoskins
John M. Hoskins
Interim Chief Financial Officer and Executive Vice President, Financial Services (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer