Form 10-K
period 2007-09-30
Tennessee Valley Authority
filed 2007-12-12
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2007
 OR
 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13, Section 15(d), or Section 37 of the Securities Exchange Act.  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, 15(d), or 37 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.  (Check one):  Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes [   ]  No [ X ]

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

Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;
•	Projections regarding potential rate actions;
•	Estimates of costs of certain asset retirement obligations;
•	Estimates regarding power and energy forecasts;
•	Expectations about the adequacy of TVA’s pension plans, nuclear decommissioning trust, and asset retirement trust;
•	Estimates regarding the reduction of bonds, notes, and other evidences of indebtedness, lease/leaseback commitments, and power prepayment obligations;
•	Estimates of amounts to be reclassified from other comprehensive income to earnings over the next year;
•	TVA’s plans to continue using short-term debt to meet current obligations; and
•	The anticipated cost and timetable for placing Watts Bar Unit 2 in service.

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,
–	The sole authority of the TVA Board to set power rates,
–	Various environmental and nuclear matters,
–	TVA’s management of the Tennessee River system,
–	TVA’s credit rating, and
–	TVA’s debt ceiling;
•	Loss of customers;
•	Performance of TVA’s generation and transmission assets;
•	Availability of fuel supplies;
•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings;
•	Weather conditions including drought;
•	Failure of transmission facilities;
•	Events at any nuclear facility, even one that is not owned by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, or its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;

•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

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

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2007, 2006, etc.) in this Annual Report refer to TVA’s fiscal years ended September 30.  References to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance are to calendar years.

Notes

References to “Notes” are to the Notes to Financial Statements contained in Item 8, Financial Statements and Supplementary Data.

Available Information

TVA's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available on TVA's website, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's website is www.tva.gov.  Information contained on TVA’s website shall not be deemed incorporated into, or to be a part of, this Annual Report.  In addition, the public may read and copy any reports or other information that TVA files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TVA's SEC reports are also available to the public without charge from the website maintained by the SEC at www.sec.gov.

PART I

ITEM 1.  BUSINESS

The Corporation

The Tennessee Valley Authority (“TVA”) is a wholly-owned corporate agency and instrumentality of the United States.  TVA was created by the U.S. Congress in 1933 by virtue of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region.  TVA manages the Tennessee River and its tributaries for multiple river-system purposes, such as navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, and industry. TVA’s power system operations, however, constitute the majority of its activities and provide virtually all of its revenues.

Although TVA is similar to other power companies in many ways, there are many features that make it different.  Some of these include:

•	TVA was created by an act of the U.S. Congress and is a wholly-owned corporate agency of the United States.
•	Each member of TVA’s board of directors (the “TVA Board”) is appointed by the President of the United States with the advice and consent of the U.S. Senate.
•
TVA does not own real property; it holds real property as an agent for the United States.  (Any reference in this Annual Report on Form 10-K (“Annual Report”) to TVA facilities or the ownership by TVA of facilities or real property refers to property held by TVA but owned by the United States.)

•
TVA is required to make payments to the U.S. Treasury as a repayment of and a return on the appropriation investment that the United States provided TVA for its power facilities (the “Power Facilities Appropriation Investment”).

•
TVA is not authorized to issue equity securities such as common or preferred stock.  Accordingly, TVA finances its operations primarily with cash flows from operations and proceeds from issuing debt securities.

•
The TVA Board sets the rates TVA charges for power.  In setting rates, the TVA Board must have due regard for the objective that power be sold at rates as low as are feasible. These rates are not subject to judicial review or review by any regulatory body.

•
TVA is exempt from paying federal income taxes and state and local taxes, but it must pay certain states and counties an amount in lieu of taxes equal to five percent of TVA’s gross revenues from the sale of power during the preceding year, excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.

•
TVA performs stewardship activities in connection with the Tennessee River and its tributaries and is required by federal law to fund these activities primarily with revenues from the power system and to a lesser extent with revenues from other sources.

For a discussion of the more significant of these features, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.

Governance

TVA is governed by the TVA Board.  The Consolidated Appropriations Act, 2005, amended the TVA Act by restructuring the TVA Board from three full-time members to nine part-time members, at least seven of whom must be legal residents of the TVA service area.  TVA Board members are appointed by the President of the United States with the advice and consent of the U.S. Senate.  After an initial phase-in period, TVA Board members serve five-year terms, and at least one member’s term ends each year.  The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; establishes long-range plans to carry out these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.  Information about members of the TVA Board and TVA’s executive officers is discussed in Item 10, Directors, Executive Officers and Corporate Governance.

Strategy

On May 31, 2007, the TVA Board approved the 2007 Strategic Plan (“Strategic Plan”).  The Strategic Plan focuses on TVA’s performance in the following five broad areas and establishes general guidelines for each area:

•	CUSTOMERS: Maintain power reliability, provide competitive rates, and build trust with TVA’s customers;

•	PEOPLE: Build pride in TVA’s performance and reputation;

•	FINANCIAL: Adhere to a set of sound financial guiding principles to improve TVA’s fiscal performance;

•	ASSETS: Use TVA’s assets to meet market demand and deliver public value; and

•	OPERATIONS: Improve performance to be recognized as an industry leader.

Performance Indicators

On September 27, 2007, the TVA Board adopted performance indicators for 2008 that are aligned with TVA’s Strategic Plan.  These performance indicators are as follows:

Service Area

TVA operates the nation’s largest public power system.  TVA supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.7 million people.

Subject to certain minor exceptions, TVA may not, without specific authorization from the U.S. Congress, enter into contracts which would have the effect of making it, or the distributor customers of its power, a source of power supply outside the area for which TVA or its distributor customers were the primary source of power supply on July 1, 1957.  This statutory provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.

Correspondingly, the Federal Power Act (“FPA”), primarily through its anti-cherrypicking provision, prevents the Federal Energy Regulatory Commission (“FERC”) from ordering TVA to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of its defined service area.  The anti-cherrypicking provision reduces TVA’s exposure to loss of revenue.

Sales of electricity accounted for substantially all of TVA’s operating revenues in 2007, 2006, and 2005, amounting to $9.1 billion, $9.0 billion, and $7.7 billion, respectively.  TVA’s revenues by state for the last three years are detailed in the table below.

Electricity Sales Revenues by State
For the years ended September 30
(in millions)

	2007	2006 *	2005 *
Alabama	$1,254	$1,265	$1,051
Georgia	204	228	186
Kentucky	1,080	906	830
Mississippi	799	823	671
North Carolina	57	47	38
Tennessee	5,688	5,751	4,806
Virginia	8	7	4
Subtotal	9,090	9,027	7,586
Sale for resale	17	13	95
Subtotal	9,107	9,040	7,681
Other revenues	137	135	101
Operating revenues	$9,244	$9,175	$7,782

* See Note 1 — Reclassifications.

TVA SERVICE AREA

KENTUCKY
VIRGINIA
TENNESSEE
NORTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Paradise Fossil Plant
Bowling Green
Shawnee Fossil Plant
Kentucky Dam & Lock
Marshall Combustion Turbine
Mayfield
Hopkinsville
Clear Creek
Beaver Creek
Ft. Patrick Henry
South Holston
Boone
Wilbur
Watauga
Johnson City
Doakes Creek
John Sevier Fossil Plant & Dam
Norris
Cherokee
Nolichucky
Douglas
Bull Run Fossil Plant
Melton Hill Lock & Dam
Knoxville
Kingston Fossil Plant
Ft. Loudoun Dam & Lock
Tellico
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Fontana
Cumberland Fossil Plant
Gallatin Fossil Plant & Combustion Turbine
Nashville
Gleason Combustion Turbine
Johnsonville Fossil Plant & Combustion Turbine
Great Falls
Murfreesboro
Cedar
Pin Oak
Beech
Redbud
Dogwood
Pine
Lost Creek
Sycamore
Lagoon Creek Combustion Turbine
Jackson
Columbia
Normandy
Memphis
Allen Fossil Plant, Combustion Turbines, & Methane Facility
Pickwick Landing Dam & Lock
Tims Ford Dam
Sequoyah Nuclear Plant
Cleveland
Chickamauga Dam & Lock
Nickajack Dam & Lock
Chattanooga
Raccoon Mountain Pumped Storage
Ocoee #1
Ocoee #2
Ocoee #3
Apalachia
Hiwassee
Chatuge
Nottely
Blue Ridge
Colbert Fossil Plant & Combustion Turbine
Wheeler Dam & Lock
Wilson Dam & Lock
Muscle Shoals
Browns Ferry Nuclear Plant
Huntsville
Widows Creek Fossil Plant
Guntersville Dam & Lock
Cedar Creek
Little Bear Creek
Bear Creek
Upper Bear Creek
Tupelo
Caledonia Combustion Turbine
Starkville
Kemper Combustion Turbine
State Line
Water
Power Service Area
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combustion Turbine Plant
TVA Pumped-Storage Plant
TVA Customer Service Office
TVA Economic Development Office
Green Power Switch® Solar Site
Green Power Switch® Wind Site
Green Power Switch® Methane Site

Customers

TVA is primarily a wholesaler of power.  TVA sells power at wholesale to distributor customers, consisting of municipalities and cooperatives that resell the power to their customers at a retail rate.  TVA also sells power to (1) directly served customers, consisting primarily of federal agencies and customers with large or unusual loads, and (2) exchange power customers (electric systems that border TVA’s service area) with which TVA has entered into exchange power arrangements.

Operating revenues by customer type for each of the last three years are set forth in the table below.  In this table, sales to industries directly served are included in Industries directly served, and sales to federal agencies directly served and to exchange power customers are included in Federal agencies and other.

Operating Revenues by Customer Type For the years ended September 30
(in millions)

	2007	2006 *	2005 *
Municipalities and cooperatives	$7,774	$7,859	$6,539
Industries directly served	1,221	1,065	961
Federal agencies and other
Federal agencies directly served	95	103	86
Off-system sales	17	13	95
Subtotal	9,107	9,040	7,681
Other revenues	137	135	101
Operating revenues	$9,244	$9,175	$7,782

* See Note 1 — Reclassifications.

Municipalities and Cooperatives

Revenues from distributor customers accounted for 84.1 percent of TVA’s total operating revenues in 2007.  At September 30, 2007, TVA had wholesale power contracts with 158 municipalities and cooperatives.  All of these contracts require distributor customers to purchase all of their electric power and energy requirements from TVA.

All distributor customers purchase power under one of three basic termination notice arrangements:

•	Contracts that require five years’ notice to terminate;
•	Contracts that require 10 years’ notice to terminate; and
•	Contracts that require 15 years’ notice to terminate.

The number of distributor customers with the contract arrangements described above, the revenues derived from such arrangements in 2007, and the percentage of TVA’s 2007 total operating revenues represented by these revenues are summarized in the table below.

TVA Distributor Customer Contracts As of September 30, 2007
Contract Arrangement	Number of Distributor Customers	Sales to Distributor Customers in 2007	Percentage of Total Operating Revenues in 2007
		(in millions)
15-Year termination notice	5	$87	0.9%
10-Year termination notice	48	2,570	27.8%
5-Year termination notice *	102	5,066	54.8%
Notice given - less than 5 years remaining *	3	51	0.6%
Total	158	$7,774	84.1%

* Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority).

TVA’s two largest distributor customers — Memphis Light, Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2007, sales to MLGW and NES accounted for 8.7 percent and 7.8 percent, respectively.  In 2004, TVA and MLGW entered into a prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs for a portion of the electricity to be delivered by TVA to MLGW over a period of 180 months.  See Note 1 — Energy Prepayment Obligations for more information about this prepayment arrangement.

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

All of the power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the rates established by the TVA Board, which, beginning with 2007, are adjusted quarterly to reflect changing fuel and purchased power costs.  See Item 1, Business — Rate Actions.  In addition, most of the power contracts between TVA and the distributor customers specify the resale rates that distributor customers charge their power customers.  These resale rates are divided into the classifications of residential, general power, and manufacturing.  The general power and manufacturing classifications are further divided into subclassifications according to their load size.  These rates are revised from time to time to reflect changes in costs, including changes in the wholesale cost of power, and are designed to conform to the TVA Act’s objective of providing an adequate supply of power at the lowest feasible rates.

Termination Notices

At September 30, 2006, six of TVA’s distributor customers had notices in effect terminating their power contracts with TVA.  In November 2006, TVA made an offer, which ended January 10, 2007, to allow these six power distributors a grace period to return to TVA without being subject to reintegration fees.  Any distributor choosing to rescind its contract termination notice after January 10, 2007, would be required to pay the additional costs to resume planning for its future power supply needs.

Subsequently, Warren Rural Electric Cooperative Corporation (“Warren”), Duck River Electric Membership Corporation, and Glasgow Electric Plant Board rescinded their termination notices in response to this offer.  Monticello Electric Plant Board, Princeton Electric Plant Board, and Paducah Power System did not accept the offer to rescind.  The contracts of the remaining three distributors will all terminate by January 2010.  Sales in 2007 to the three remaining distributor customers amounted to $51 million, or 0.6 percent of TVA’s operating revenues in 2007.

The table below lists the names and locations of the three distributor customers whose termination notices were still in effect as of September 30, 2007, their contract termination dates, the amount of revenues that TVA generated by selling power to these distributor customers in 2007, and the percentage of TVA’s total 2007 operating revenues represented by these revenues.

Distributor Customers with Termination Notices in Effect
As of September 30, 2007
(in millions)

Distributor Customer	Location	Date of Termination of Power Contract	TVA Sales to Distributor Customer in 2007	Percentage of TVA Operating Revenues in 2007
Monticello Electric Plant Board	Kentucky	November 2008	$ 6	0.1%
Paducah Power System	Kentucky	December 2009	39	0.4%
Princeton Electric Plant Board	Kentucky	January 2010	6	0.1%
Total			$ 51	0.6%

Other Customers

Revenues from industrial customers directly served accounted for 13.2 percent of TVA’s total operating revenues in 2007.  In 2007, contracts for customers directly served were generally for terms from five to 10 years.  These contracts are subject to termination by TVA or the customer upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

The United States Enrichment Corporation (“USEC”) is TVA’s largest industrial customer directly served.  Sales to USEC for its Paducah, Kentucky, facility represented 5.5 percent of TVA’s total operating revenues in 2007.  TVA’s current contract with USEC expires on May 31, 2012.  USEC is currently rated 'CCC' by Standard & Poor's and 'Caa2' by Moody's Investors Service.  As a result of USEC’s credit ratings, it has provided credit assurance to TVA, per the terms of its power contract.  In January 2004, USEC announced its decision to construct a new commercial centrifuge facility in Piketon, Ohio, which is outside TVA’s service area.  Once this new facility is opened, it is unclear how much electricity USEC will acquire from TVA for its Paducah, Kentucky, facility.  However, the electric power requirements of USEC, or of its successor at that site, are expected to be substantially less than their current level.

Rate Authority

TVA is self-regulated with respect to rates and the TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power.  These rates are not subject to judicial review or to review or approval by any state or federal regulatory body.

According to the TVA Act, TVA is required to charge rates for power which will produce gross revenues sufficient to provide funds for:

•	Operation, maintenance, and administration of its power system;
•	Payments to states and counties in lieu of taxes;
•	Debt service on outstanding indebtedness;
•	Payments to the U.S. Treasury in repayment of and as a return on the Power Facilities Appropriation Investment; and
•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding bonds, notes, or other evidences of indebtedness (“Bonds”) in advance of maturity, additional reduction of the Power Facilities Appropriation Investment, and other purposes connected with TVA’s power business.

In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 1— General.

Revenue Requirements

In setting rates to cover the costs set out in the TVA Act, TVA uses a debt-service coverage (“DSC”) methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology.  The DSC method is essentially a measure of an organization’s ability to cover its operating costs and to satisfy its obligations to pay principal and interest on debt.  TVA believes this method is appropriate because of TVA’s debt-intensive capital structure.  This ratemaking approach is particularly suitable for use by highly leveraged enterprises (i.e., financed primarily, if not entirely, by debt capital).

The revenue requirements (or projected costs) are calculated under the DSC method as the sum of the following components:

•	Fuel and purchased power costs;
•	Operating and maintenance costs;
•	Tax equivalents; and
•	Debt service coverage.

Once the revenue requirements (or projected costs) are determined, this amount is compared to the projected revenues for the year in question, at existing rates, to arrive at the shortfall or surplus of revenues as compared to the projected costs.  Subject to TVA Board approval, power rates would be adjusted to a level sufficient to produce revenues approximately equal to projected costs. This methodology reflects the cause-and-effect relationship between a regulated entity’s costs and the corresponding rates the entity charges for its regulated products and services.

Rate Actions

Fuel Cost Adjustment

On July 28, 2006, the TVA Board implemented a fuel cost adjustment (“FCA”) to be used quarterly to adjust TVA’s rates to reflect changing fuel and purchased power costs beginning in 2007.  The FCA was initially set to zero and had its first impact on rates effective January 1, 2007.  The FCA rate adjustment on January 1, 2007, was 0.01 cents per kilowatt-hour, the rate adjustment on April 1, 2007, was 0.084 cents per kilowatt-hour, and the rate adjustment on July 1, 2007, was 0.087 cents per kilowatt-hour.  These 2007 rate adjustments produced an estimated $65 million in revenue.  As of September 30, 2007, TVA had recognized a regulatory asset of $197 million representing deferred power costs to be recovered through the FCA adjustments in future periods.  The FCA rate adjustment on October 1, 2007, was 0.432 cents per kilowatt-hour and is expected to produce an estimated $159 million in revenue during the first quarter of 2008.

Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or deducted from a deferred account on TVA’s balance sheet.  Each quarterly adjustment includes a core FCA adjustment plus one half of the deferred balance.  The higher or lower costs added to or taken away from the deferred balance sheet account are then amortized to expense in the periods in which they are to be collected in revenues.  This allows better matching of the revenues with associated expenses.

TVA’s cash flow can be negatively impacted by the FCA process, however.  Under the methodology, some of the FCA portion of higher fuel and purchased power expense realized during the quarter is placed in the deferred account to be collected in rates in later periods.  The timing of the collection of revenues related to the FCA does not coincide with the cash expended for fuel and purchased power consumed.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary — Challenges During 2007.

Reserve for Future Generation

Also included in the 2007 rate base was a reserve for future generation to fund additional generating capacity.  The reserve for generation was calculated as 1.05 percent of TVA’s billed firm power sales since it was based on firm demand and energy.  Firm sales are those that TVA has no contractual right to interrupt.  TVA collected $76 million during 2007 which it applied to the purchase of two combustion turbine facilities.  See Note 1 — Reserve for Future Generation.  The reserve for generation was not extended beyond 2007.

Environmental Rate Adjustment

In 2003, the TVA Board approved a wholesale rate increase of 6.1 percent designed to cover TVA investment in equipment associated with its clean air program.  This rate adjustment is scheduled to terminate in 2013.

Load and Energy Forecasts

TVA produces forecasts of future load and energy requirements using multiple models driven by historical TVA loads and regional economic forecasts of employment, population, and electricity and gas prices.  The best models are then chosen with the result being a range of load forecasts.  Numerous factors, such as weather conditions and the health of the regional economy, could cause actual results to differ materially from TVA’s forecasts.  See Forward-Looking Information.  As outlined in the Strategic Plan, TVA believes that new generation sources will be needed to meet load growth under most likely scenarios. See Item 1, Business— Governance — Strategy.

Power Supply

General

TVA’s power generating facilities in operation at September 30, 2007, included 29 conventional hydroelectric sites, one pumped storage hydroelectric site, 11 coal-fired sites, three nuclear sites, eight combustion turbine sites, two diesel generator sites, one wind energy site, one digester gas site, and 16 solar energy sites.  In addition, TVA acquires power under power purchase agreements of varying duration as well as short-term contracts of less than 24-hour duration (spot market).

TVA-Owned Generation Facilities

The following table summarizes TVA’s net generation in millions of kilowatt-hours by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Owned Generation Facilities
For the years ended September 30
(millions of kWh)

	2007		2006		2005		2004		2003

Coal-fired	100,169	64%	99,598	64%	98,361	62%	94,618	61%	90,958	60%
Nuclear	46,441	30%	45,313	29%	45,156	28%	46,003	30%	43,167	29%
Hydroelectric	9,047	6%	9,961	6%	15,723	10%	13,916	9%	16,103	11%
Combustion turbine and diesel generators	705	<1%	613	<1%	595	<1%	278	<1%	817	<1%
Renewable resources *	27	<1%	36	<1%	47	<1%	35	<1%	21	<1%
Total	156,389	100%	155,521	100%	159,882	100%	154,850	100%	151,066	100%

 Note:
*Renewable resources for years 2003 through 2006 have been adjusted to remove renewable resources amounts that were acquired under purchased power agreements and included in this table in TVA’s 2006 Annual Reports on Forms 10-K and 10-K/A.  These adjustments resulted in reductions in the amount of renewable resources by 11 million kWh for 2003, 13 million kWh for 2004, 14 million kWh for 2005, and 15 million kWh for 2006.  Also, for years 2003 through 2006 the following amounts related to TVA’s digester gas cofiring site have been reclassified from Coal-fired to Renewable resources: 17 million kWh for 2003, 30 million kWh for 2004, 43 million kWh for 2005, and 32 million kWh for 2006.  Renewable resource facilities include a digester gas cofiring site, a wind energy site, and solar energy sites.

The following table indicates TVA’s average fuel expense by generation-type for the years indicated:

Fuel Expense Per kWh
For the years ended September 30
(cents/kWh)

	2007	2006	2005	2004	2003

Coal	2.13	2.02	1.65	1.48	1.43
Natural gas and fuel oil	7.00	10.65	11.44	9.01	7.61
Nuclear	0.41	0.38	0.39	0.39	0.39
Average fuel cost per kWh net thermal generation from all sources	1.61	1.54	1.30	1.14	1.14

Coal-Fired.  TVA has 11 coal-fired power sites consisting of 59 units.  At September 30, 2007, these facilities accounted for 15,052 megawatts of winter net dependable capacity.  Net dependable capacity is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period excluding any fluctuations in capacity that may occur due to planned outages, unplanned outages, and deratings.  TVA’s coal-fired units were placed in service between 1951 and 1973.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

Nuclear.   TVA has three nuclear sites consisting of six units in operation.  At September 30, 2007, these facilities accounted for 6,898 megawatts of winter net dependable capacity.  For a detailed discussion of TVA’s nuclear power program, see Item 1, Business — Nuclear.  For a discussion of challenges faced by TVA’s nuclear power program during 2007, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

Hydroelectric.  TVA has 29 conventional hydroelectric sites consisting of 109 units.  In addition, TVA has one pumped storage facility consisting of four units.  At September 30, 2007, these facilities accounted for 5,186 megawatts of winter net dependable capacity.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA’s control, including the amount of precipitation, runoff, initial water levels, the need for water for competing water management objectives, and the availability of its hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007 — Weather Conditions.

Combustion Turbines and Future Combined Cycle Facility.  As of September 30, 2007, TVA had eight combustion turbine generating facilities consisting of 83 combustion turbine units providing a maximum of 6,258 megawatts of winter net dependable capacity.  All of the units are quick-start peaking facilities used during periods of high demand, and all but three of the units are fueled by both natural gas and fuel oil.  As of September 30, 2007, 24 of the combustion turbine units were leased to private entities and leased back to TVA under long-term leases.  See Note 12 — Other Financing Obligations.

In 2007, TVA acquired and re-commissioned combustion turbine facilities in Marshall County, Kentucky, and Gleason, Tennessee.  Together, these facilities include 11 units and provide 1,296 megawatts of winter net dependable capacity (included in the total above).  In addition, in September 2007, the TVA Board approved the acquisition and the construction of a combined cycle facility at a former combustion turbine site of approximately 80 acres located in southwest Tennessee.  Now known as Lagoon Creek 3, the unfinished site contains turbine foundations and substantial ancillary equipment.  With an anticipated commercial operation date of June 2010, the facility is expected to have a planned winter net dependable capacity of approximately 600 megawatts.  TVA completed acquisition of the site in October 2007.

Diesel Generators.  TVA has two diesel generator plants consisting of nine units.  At September 30, 2007, these facilities provided 13 megawatts of winter net dependable capacity.

Renewable Resources.  TVA has one wind energy site with three wind turbines, one digester gas cofiring site, and 16 solar energy sites.  At September 30, 2007, the digester gas cofiring site provided TVA with about three megawatts of renewable capacity.  In addition, the wind energy site and the solar energy sites provided two megawatts of capacity, but because of the nature of this capacity, it is not considered to be winter net dependable capacity.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through spot market purchases. During 2007, TVA acquired 32 percent of the power that it purchased on the spot market, 41 percent through short-term power purchase agreements, and 27 percent through long-term power purchase agreements that expire more than one year after September 30, 2007.

At September 30, 2007, TVA’s long-term power purchase agreements provided TVA with 3,504 megawatts of winter net dependable capacity.  Counterparties to contracts for 1,308 megawatts of this capacity were in bankruptcy, but the counterparties have continued to perform under their power purchase agreements with TVA throughout their bankruptcy proceedings.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.

A portion of TVA’s capacity provided by power purchase agreements is provided under long-term contracts that expire between 2010 and 2032, and the most significant of these contracts are discussed below.

•
Caledonia Combined Cycle Facility.  During the third quarter of 2007, TVA entered into an operating lease agreement and various related contracts for the Caledonia combined cycle facility located near Columbus, Mississippi, with a commencement date of July 1, 2007.  The lease agreement has a 15-year term expiring on February 28, 2022.  The Caledonia facility consists of three combined cycle units with a winter net dependable capacity of 892 megawatts.  A conversion services agreement providing for power purchases from the Caledonia facility was terminated as of July 1, 2007, the lease commencement date, and dispatch control was shifted to TVA on July 3, 2007.  Under the lease, TVA will assume plant operations no later than January 1, 2008.  The lease agreement further provides for an end-of-term purchase option.

•
Choctaw Generation, L.P.  TVA has contracted with Choctaw Generation L.P. (“Choctaw”) for 440 megawatts of winter net dependable capacity from a lignite-fired generating plant in Chester, Mississippi.  TVA’s contract with Choctaw expires on March 31, 2032.  On October 9, 2007, Moody's Investors Service downgraded Choctaw to 'Ba1.'  Choctaw has continued to perform under the contract and has provided credit assurance to TVA, per the terms of the contract.

•
Alcoa Power Generating, Inc.  Four hydroelectric plants owned by Alcoa Power Generating, Inc. (“APGI”), formerly known as Tapoco, Inc, are operated in coordination with the TVA system. Under contractual arrangements with APGI which terminate on June 20, 2010, TVA dispatches the electric power generated at these facilities and uses it to partially supply Alcoa’s energy needs.  TVA’s arrangement with APGI provides 348 megawatts of winter net dependable capacity.

•
Invenergy TN LLC.  TVA has contracted with Invenergy TN LLC for 27 megawatts of wind energy generation from 15 wind turbine generators located on Buffalo Mountain near Oak Ridge, Tennessee.  Because of the nature of wind conditions in the TVA service area, these generators provide energy benefits but are not included in TVA’s net dependable capacity total.  TVA's contract with Invenergy TN LLC expires on December 31, 2024.

•
Southeastern Power Administration.  TVA, along with others, contracted with the Southeastern Power Administration (“SEPA”) to obtain power from eight U.S. Army Corps of Engineers hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this notice of termination may not become effective prior to June 30, 2017.  The contract originally required SEPA to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA’s 405 megawatt allocation, and all surplus power from the Cumberland River system.  Because hydroelectric production has been reduced at two of the hydroelectric facilities on the Cumberland River system (Wolf Creek and Center Hill Dams) and because of reductions in the summer stream flow on the Cumberland River, SEPA declared “force majeure” on February 25, 2007.  SEPA then instituted an emergency operating plan that:

–	Eliminates its obligation to provide any affected customer (including TVA) with a minimum amount of power;
–	Provides for all affected customers (except TVA) to receive a pro rata share of a portion of the gross hourly generation from the eight Cumberland River hydroelectric facilities;
–	Provides for TVA to receive all of the remaining hourly generation (minus station service for those facilities);
–	Eliminates the payment of demand charges by customers (including TVA) since there is significantly reduced dependable capacity on the Cumberland River system; and
–	Increases the rate charged per kilowatt-hour of energy received by SEPA’s customers (including TVA), because SEPA is legally required to charge rates that cover its costs.

It is unclear how long the emergency operating plan will remain in effect.

Under the Public Utility Regulatory Policies Act of 1978, as amended by the Energy Policy Act of 1992 and the Energy Policy Act of 2005, TVA is required to purchase energy from qualifying facilities, cogenerators and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.

During the past five years, TVA supplemented its power generation through power purchases as follows:

Purchased Power *
For the years ended September 30

	2007	2006	2005	2004	2003
Millions of kWh	22,141	19,019	14,892	14,025	15,181
Percent of TVA’s Total Power Supply	12.4	10.9	8.5	8.3	9.1

Note: * Purchased power amounts for years 2004, 2005, and 2006 have been adjusted to remove APGI purchases and include them as a credit to Industries directly served.

For more information regarding TVA’s power purchase obligations, see Note 14 — Commitments — Power Purchase Obligations.

Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements within five percent.  Achieving this goal will require TVA to reduce its reliance on purchased power.  In 2007, TVA took several actions which will help reduce its dependence on purchased power.

•
TVA purchased two additional combustion turbine facilities in December 2006 that together provide approximately 1,296 megawatts of winter net dependable capacity.  See Item 1, Business — Power Supply — Combustion Turbines and Future Combined Cycle Facility.

•
Browns Ferry Nuclear Plant Unit 1 (“Browns Ferry Unit 1”) began commercial operation on August 1, 2007.  Browns Ferry Unit 1 is initially providing additional generating capacity of approximately 1,150 megawatts and is expected eventually to provide approximately 1,280 megawatts of capacity.  See Item 1, Business — Nuclear.

•
On August 1, 2007, the TVA Board approved the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) upon which construction was halted in 1985.  Completing Watts Bar Unit 2 is expected to take 60 months and cost approximately $2.5 billion, excluding allowance for funds used during construction and initial nuclear fuel core costs. When completed, the nuclear unit is expected to provide 1,180 megawatts of capacity.  See Item 1, Business — Nuclear.

•
In September 2007, the TVA Board approved proceeding with the construction of a combined cycle facility at a former combustion turbine site of approximately 80 acres located in southwest Tennessee.  See Item 1, Business — Power Supply— Combustion Turbines and Future Combined Cycle Facility.

Net Dependable Capacity

The following table summarizes the winter net dependable capacity in megawatts TVA had available as of September 30, 2007:

NET DEPENDABLE CAPACITY
As of September 30, 2007

Source of Capacity	Location	Number of Units	Winter Net Dependable Capacity [1] (MW)	Summer Net Dependable Capacity [1] (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service

TVA-OWNED GENERATING FACILITIES
Coal-Fired
Allen	Tennessee	3	744	735	1959	1959
Bull Run	Tennessee	1	889	889	1967	1967
Colbert	Alabama	5	1,197	1,180	1955	1965
Cumberland	Tennessee	2	2,532	2,478	1973	1973
Gallatin	Tennessee	4	976	964	1956	1959
John Sevier	Tennessee	4	712	704	1955	1957
Johnsonville	Tennessee	10	1,248	1,200	1951	1959
Kingston	Tennessee	9	1,433	1,411	1954	1955
Paradise	Kentucky	3	2,324	2,201	1963	1970
Shawnee	Kentucky	10	1,369	1,329	1953	1956
Widows Creek	Alabama	8	1,628	1,604	1952	1965
Total Coal-Fired		59	15,052	14,695

Nuclear
Browns Ferry	Alabama	3	3,383	3,280	1974	1977
Sequoyah	Tennessee	2	2,333	2,282	1981	1982
Watts Bar	Tennessee	1	1,182	1,109	1996	1996
Total Nuclear		6	6,898	6,671

Hydroelectric
Conventional Plants	Alabama	36	1,146	1,188	1925	1962
	Georgia	2	32	35	1931	1956
	Kentucky	5	165	218	1944	1948
	North Carolina	6	455	489	1940	1956
	Tennessee	60	1,735	1,918	1912	1972
Pumped Storage	Tennessee	4	1,653	1,653	1978	1979
Total Hydroelectric		113	5,186	5,501

Combustion Turbine [2]
Allen	Tennessee	20	597	478	1971	1972
Colbert	Alabama	8	480	384	1972	1972
Gallatin	Tennessee	8	790	636	1975	2000
Gleason [3]	Tennessee	3	540	519	2007	2007
Johnsonville	Tennessee	20	1,509	1,218	1975	2000
Kemper	Mississippi	4	390	329	2001	2001
Lagoon Creek	Tennessee	12	1,196	1,009	2002	2002
Marshall County	Kentucky	8	756	659	2007	2007
Total Combustion Turbine		83	6,258	5,232

Diesel Generator
Meridian	Mississippi	5	9	9	1998	1998
Albertville	Alabama	4	4	4	2000	2000
Total Diesel Generators		9	13	13

Renewable Resources			3	3

Total TVA-Owned Generation Facilities			33,410	32,115

POWER PURCHASE AND OTHER AGREEMENTS
APGI			348	347
Caledonia			892	768
Choctaw			440	440
Other Power Purchase Agreements			1,824	1,872
Total Power Purchase Agreements			3,504	3,427
Total Net Dependable Capacity			36,914	35,542

 Notes:
(1)  Net dependable capacity is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period excluding any fluctuations in capacity that may occur due to planned outages, unplanned outages, and deratings.
(2) As of September 30, 2007, 24 of TVA’s combustion turbine units were leased to private entities and leased back to TVA under long-term leases.
(3) Plant does not have firm gas transportation or the ability to burn oil as a back-up fuel; however, TVA forecasts available gas supply for Gleason throughout the fiscal year.

Nuclear

Overview

TVA has six operating nuclear units and has resumed construction of one nuclear unit that is scheduled to be placed in service in 2013.  Selected statistics of each of these units are included in the table below.

TVA Nuclear Power
As of September 30, 2007

Nuclear Unit	Status	Installed Capacity (MW)	Net Capacity Factor for 2007		Date of Expiration of Operating License	Date of Expiration of Construction License

Sequoyah Unit 1	Operating	1,221	98.5		2020	–
Sequoyah Unit 2	Operating	1,221	89.5		2021	–
Browns Ferry Unit 1	Operating	1,150	85.6	(1)	2033	–
Browns Ferry Unit 2	Operating	1,190	74.0		2034	–
Browns Ferry Unit 3	Operating	1,190	94.1		2036	–
Watts Bar Unit 1	Operating	1,230	82.3		2035	–
Watts Bar Unit 2 (2)	Construction to resume in December 2007	–	–		–	2010

 Notes:
(1)  Browns Ferry Unit 1 capacity factor is derived for a period of commercial operation from August 1, 2007, through September 30, 2007.
(2)  Completion of construction of Watts Bar Unit 2 was approved by the TVA Board on August 1, 2007.

TVA began a significant nuclear plant construction program in 1966 to meet projected system load growth.  At the height of its construction program, TVA had 17 units either under construction or in commercial operation at seven plant sites.  In 1982, TVA canceled construction of four units because of lower than expected load growth, and TVA canceled four more units in 1984 for similar reasons.

By August 1985, TVA had delayed construction of two units each at Watts Bar and Bellefonte Nuclear Plants and had shut down its three-unit Browns Ferry Nuclear Plant and two-unit Sequoyah Nuclear Plant because of an increasing number of technical and operational problems.  The Nuclear Regulatory Commission (“NRC”) required TVA to address program and management deficiencies and to provide its corrective actions to the NRC before restarting any of its licensed nuclear units or requesting a license for Watts Bar Unit 1.  After implementing a comprehensive recovery plan, TVA restarted Sequoyah Unit 2 in May 1988 and Sequoyah Unit 1 in November 1988.  TVA restarted Browns Ferry Unit 2 in May 1991 and Browns Ferry Unit 3 in November 1995.  Construction of Watts Bar Unit 1 was successfully completed, and the unit commenced full power commercial operation in May 1996.

In May 2002, the TVA Board initiated activities to return Browns Ferry Unit 1 to service, and on August 1, 2007, Browns Ferry Unit 1 returned to commercial operation.  The total amount invested in the Unit 1 restart project through the commercial operation date was $1.84 billion excluding allowance for funds used during construction (“AFUDC”) of $269 million.  TVA completed Browns Ferry Unit 1 during 2007 with a total project cost overrun of $90 million or five percent of the original projected cost.  The cost overruns were due in part to the scope of work associated with extended power uprate being greater than planned.  Browns Ferry Unit 1 provides additional generating capacity of approximately 1,150 megawatts and is expected to eventually provide 1,280 megawatts of capacity.

In November 2005, TVA canceled the construction of Units 1 and 2 at Bellefonte Nuclear Plant.  Two months prior to the cancellation of these units, the Bellefonte site was selected by NuStart Development LLC (“NuStart”) as one of two sites for the development of a combined license application for two new reactors using the Westinghouse Advanced Passive 1000 (“AP1000”) reactor design.  NuStart is an industry consortium composed of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for advanced design nuclear plants.  TVA submitted its combined license application to the NRC for Bellefonte Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license will give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site.

On August 1, 2007, the TVA Board approved completing the construction of Watts Bar Unit 2.  Prior to the approval, TVA conducted a detailed scoping, estimating, and planning study to estimate the project’s cost, schedule, and risks.  Separately, TVA prepared a report evaluating potential environmental impacts as required by the National Environmental Policy Act.  TVA has an NRC construction permit for Watts Bar Unit 2 that expires in 2010 and will need to seek an extension of the permit in order to complete construction activities.  TVA will seek an operating license under NRC regulations, and this process will include an opportunity for a public hearing.  Completing Watts Bar Unit 2 is expected to take approximately 60 months and cost approximately $2.5 billion, excluding AFUDC.  Preliminary project activities began in October 2007. In accordance with NRC policy, TVA notified the NRC that it may resume unrestricted construction activities as early as December 3, 2007.  Current plans are to begin construction related activities by the end of December 2007.  When completed, Watts Bar Unit 2 is expected to provide 1,180 megawatts of capacity.

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, TVA (and other domestic nuclear utility licensees) entered into a contract with the U.S. Department of Energy (“DOE”) for the disposal of spent nuclear fuel.  Payments to DOE are based upon TVA’s nuclear generation and charged to nuclear fuel expense.  Although the contracts called for DOE to begin accepting spent nuclear fuel from the utilities by January 31, 1998, DOE announced that it would not begin receiving spent nuclear fuel from any domestic nuclear utility until 2010 at the earliest.  TVA, like other nuclear utilities, stores spent nuclear fuel in pools of borated water at its nuclear sites.  TVA would have had sufficient space to continue to store spent nuclear fuel in those storage pools at its Sequoyah and Browns Ferry Nuclear Plants indefinitely had DOE begun accepting spent nuclear fuel.   DOE’s failure to do so in a timely manner required TVA to construct dry cask storage facilities at its Sequoyah and Browns Ferry Nuclear Plants and to purchase special storage containers for the spent nuclear fuel.  The Sequoyah and Browns Ferry dry cask storage facilities have been constructed and approved by the NRC and have been in use since 2004 and 2005, respectively, providing storage capacity through 2030 at Sequoyah and 2019 at Browns Ferry.  Watts Bar has sufficient storage capacity in its spent fuel pool to last until approximately 2015.

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001.  In August 2006, the United States paid TVA almost $35 million in damages awarded by the Court of Federal Claims, which partially offset the construction costs of the dry cask storage facilities that TVA incurred through 2004.  TVA is pursuing additional claims against DOE to recover costs that TVA has incurred after 2004.

Low-Level Radioactive Waste

Low-level radioactive waste (“radwaste”) results from the normal operation of nuclear units and includes such materials as disposable protective clothing, mops, and filters.  TVA has contracted to dispose of radwaste at a Barnwell, South Carolina, disposal facility through June 2008.  As allowed by the Low-Level Radioactive Waste Policy Act, on July 1, 2008, the Barnwell, South Carolina, facility will close to radwaste generators located in states that are not members of the Atlantic Interstate Low-Level Radioactive Waste Management Compact ("Atlantic Compact").  Connecticut, New Jersey, and South Carolina are members of the Atlantic Compact. Accordingly, after June 2008, TVA will no longer be able to use this disposal facility and will have to consider other options, which may include storing some radwaste at its own facilities.  TVA is capable of doing so for an extended period of time, and has done so in the past.

Nuclear Decommissioning Trust

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the trust as of September 30, 2007, totaled $1.1 billion, which is greater than the present value of TVA’s estimated future nuclear decommissioning costs as computed under the NRC funding requirements but less than the present value of these costs as computed under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” See Note 14 — Contingencies — Decommissioning Costs.

Nuclear Insurance

The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event.  For the first layer, all NRC nuclear plant licensees, including TVA, purchase $300 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $101 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $15 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $604 million per nuclear incident, but it would have to pay no more than $90 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $300 million, over $10.7 billion would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, Congress is required to take action to provide additional funds to cover the additional losses.

           TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $66 million.  On October 1, 2007, TVA endorsed the existing property policies for the Watts Bar Nuclear Plant site to add Builders Risk coverage for the construction of Unit 2.  The addition of this coverage places the new maximum retrospective assessment at $70.5 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $24 million.  See Note 14 — Contingencies— Nuclear Insurance.

Tritium-Related Services

TVA and DOE are engaged in a long-term interagency agreement under which TVA will, at DOE’s request, irradiate tritium producing burnable absorber rods to assist DOE in producing tritium.  Tritium is used in nuclear weapons.  This agreement, which ends in 2035, requires DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per tritium-producing rod over the entire operating cycle in which the tritium-producing rods are irradiated.

In September 2002, the NRC issued amendments to the operating licenses for the Watts Bar and Sequoyah Nuclear Plants, allowing TVA to provide irradiation services for DOE at these plants.  The Watts Bar license amendment currently permits TVA to install up to 240 tritium-producing rods in Watts Bar Unit 1. Planned future license amendments would allow TVA to irradiate up to approximately 2,000 tritium-producing rods in the Watts Bar and Sequoyah reactors.

In general, tritium-producing rods are irradiated for a full cycle, which lasts about 18 months.  At the end of the cycle, TVA removes the irradiated rods and loads them into a shipping cask.  DOE then ships them to its tritium-extraction facility.  TVA loads a fresh set of tritium-producing rods into the reactor during each refueling outage.  Irradiating the tritium-producing rods does not affect TVA’s ability to operate the reactors to produce electricity.

TVA began irradiating tritium-producing rods at Watts Bar Unit 1 in the fall of 2003.  TVA removed these rods from the reactor in the spring of 2005.  DOE subsequently successfully shipped them to its tritium-extraction facility.  At this time, no tritium-related services are being performed at the Sequoyah Nuclear Plant.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table indicates TVA’s costs for various fuels for the years indicated:

Fuel Purchases for TVA-Owned Facilities
For the years ended September 30
(in millions)

	2007	2006	2005	2004	2003

Coal	$1,922	$1,835	$1,495	$1,254	$1,242
Natural gas	62	60	63	22	42
Fuel oil	22	46	28	17	40
Uranium	121	71	44	16	42
Total	$2,127	$2,012	$1,630	$1,309	$1,366

TVA also has tolling agreements under which it buys power production from outside suppliers.  Under these tolling agreements, TVA supplies the fuel to the outside supplier, and the outsider supplier converts the fuel into electricity.  The following table indicates the cost of fuel supplied by TVA under these agreements and also the average fuel expense per kilowatt-hour for the years indicated:

Natural Gas Purchases for Tolling Plants
For the years ended September 30

	2007	2006	2005	2004	2003

Cost of Fuel (In millions)	$430	$288	$159	$10	$ <1
Average Fuel Expense (cents/kWh)	5.51	6.07	6.21	4.71	0.00

Beginning with the implementation of the FCA mechanism on October 1, 2006, TVA’s rates are adjusted on a quarterly basis to reflect changing fuel and purchased power costs.  See Item 1, Business — Rate Actions.

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2007 was 46.5 million tons. As of September 30, 2007 and 2006, TVA had 23 days and 20 days of system-wide coal supply at full burn, respectively, with a net book value of coal inventory of $264 million and $214 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  Long-term coal contracts generally last longer than one year, while short-term contracts are usually for one year or less.  During 2007, long-term contracts made up 89 percent of coal purchases and short-term contracts accounted for the remaining 11 percent.  TVA plans to continue signing contracts of various lengths, terms, and coal quality to meet its expected burn and inventory requirements.  During 2007, TVA purchased coal by basin as follows:

•	37 percent from the Illinois Basin;
•	24 percent from the Powder River Basin in Wyoming;
•	23 percent from the Uinta Basin of Utah and Colorado; and
•	16 percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Total system coal inventories were at or above target levels for all of 2007. During 2007, 42 percent of TVA’s coal supply was delivered by rail, 19 percent was delivered by barge, and 33 percent was delivered by a combination of barge and rail. The remainder was delivered by truck.

Natural Gas and Fuel Oil

During 2007, TVA purchased substantially all of its natural gas requirements from a variety of suppliers under contracts with terms of one year or less.  TVA purchases substantially all of its natural gas to operate combustion turbine peaking units and to supply fuel under power purchase agreements in which TVA is the fuel supplier.  At September 30, 2007, all but one of TVA’s combustion turbine plants were dual fuel capable, and TVA has fuel oil stored on each site for its dual-fuel combustion turbines as a backup to natural gas.

During 2007, TVA purchased substantially all of its fuel oil on the spot market.  At September 30, 2007 and 2006, the net book value of TVA’s natural gas in inventory was $3 million and $2 million, respectively, and the net book value of TVA’s fuel oil in inventory was $50 million and $54 million, respectively.

Nuclear Fuel

Converting uranium to nuclear fuel generally involves four stages:  the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.  TVA currently has 100 percent of its forward four-year (2008 through 2011) uranium mining and milling requirements either in inventory or under contract for its boiling water reactor units at Browns Ferry Nuclear Plant and has 100 percent of its forward four-year (2008 through 2011) uranium requirements under contract for its pressurized water reactor units at Sequoyah and Watts Bar Nuclear Plants.  In addition, TVA has 100 percent of its conversion, enrichment, and fabrication needs under contract through 2011.

TVA, DOE, and some nuclear fuel contractors have entered into agreements that provide for the blending down of surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) with other uranium.  Under these agreements, the enriched uranium that results from this blending process, which is called blended low enriched uranium (“BLEU”), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through 2013.  Plans are underway to begin using BLEU fuel in Sequoyah Unit 2 beginning in 2008.

Under the terms of an interagency agreement between DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, DOE will participate to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  TVA anticipates these future payments could begin in 2009 and last until 2013.  See Note 1 — Blended Low Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA owns all nuclear fuel held for its nuclear plants.  As of September 30, 2007 and 2006, the net book value of this nuclear fuel was $602 million and $491 million, respectively.

For a discussion of TVA’s plans with respect to spent nuclear fuel storage, see Item 1, Business — Nuclear — Spent Nuclear Fuel.

Transmission

The TVA transmission system is one of the largest in North America.  The system delivered nearly 175 billion kilowatt-hours of electricity in 2007, and has operated with 99.999 percent reliability over the last eight years in delivering electricity to customers.

To the extent federal law allows access to the TVA transmission system, the TVA transmission organization offers transmission services to others to transmit power at wholesale in a manner that is comparable to TVA's own use of the transmission system. TVA has also adopted and operates in accordance with a published Standards of Conduct for Transmission Providers and appropriately separates its transmission functions from its marketing functions.

Also, TVA is cooperating with other transmission systems to improve regional coordination in the operation of the bulk transmission system.  The initial step of this coordination effort was to establish a joint transmission reliability area with other public power systems.  In 2002, TVA entered into reliability coordination agreements with Associated Electric Cooperative Inc., Big Rivers Electric Corporation, and East Kentucky Power Cooperative, Inc.  In 2004, Electric Energy, Inc., joined this effort, and in 2006, TVA began providing reliability coordination services for E.ON U.S. subsidiaries Kentucky Utilities Company and Louisville Gas and Electric Company.

Consistent with these arrangements, TVA has been designated by the North American Electric Reliability Corporation (“NERC”) to serve as the reliability coordinator for parts of 11 states covering 199,000 square miles with a population of nearly 11 million people.  As the reliability coordinator for this region, TVA is responsible for monitoring and helping to ensure the reliable operation of the bulk transmission system in a region that includes portions of Alabama, Georgia, Illinois, Iowa, Kentucky, Mississippi, Missouri, North Carolina, Oklahoma, Tennessee, and Virginia.  TVA is one of 17 reliability coordinators in NERC.

Additionally, TVA, in its capacity as reliability coordinator, has executed a joint reliability coordination agreement with the Midwest Independent Transmission System Operator and PJM Interconnection, LLC to improve the reliability of the regional grid.  This effort includes a coordinated approach to transmission capacity availability, system outage approval, congestion management, and transmission planning.  Similar agreements to coordinate analysis and operational processes in support of regional transmission reliability have been executed with Entergy Services, Inc., Southwest Power Pool, Inc., Southern Company Services, Inc., and VACAR South RC (a Virginia Carolina reliability group).

Reliability Coordinator Map

A new interconnection, the Five Points - Homewood project, was completed to address several contingency issues in the southern extreme of TVA's Mississippi service area. This interconnection with South Mississippi Electric Power Association is the first with a neighboring utility since 1993.  TVA now has interconnections with 13 neighboring electric systems.

Mandatory compliance with certain reliability standards began on June 18, 2007.  FERC issued its final rule on the Electric Reliability Organization (“ERO”) Reliability Standards, approving 83 of 107 proposed standards submitted by the North American Electric Reliability Corporation.  The mandatory reliability standards apply to all users, owners, and operators of the bulk power system, including TVA, and both monetary and non-monetary penalties may be imposed for violations of the standards. The most serious violations can be subject to penalties of up to $1 million per day per violation. The rule directs the ERO to focus on the most serious violations during an initial period through December 31, 2007.  To the best of its knowledge, TVA is operating in conformity with these reliability standards.

Stewardship

TVA is responsible for managing  the Tennessee River and its tributaries – the United States’ fifth largest river system – to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and economic development.  TVA operates 49 dams, which comprise its integrated reservoir system.  Twenty-nine of these dams produce conventional hydroelectric power, and one additional project is solely a pumped storage hydroelectric project.  The reservoir system provides 800 miles of commercially navigable waterway, and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers.  The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for some of TVA’s coal-fired and nuclear power plants.

TVA reservoirs and public lands provide outdoor recreation opportunities for millions of visitors each year.  TVA has stewardship responsibility for approximately 293,000 acres of reservoir land, 11,000 miles of shoreline, and 650,000 acres of reservoir water surface available for recreation and other purposes.  TVA furnishes over 100 recreation facilities such as campgrounds, boat ramps, fishing piers, and picnic areas.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA’s power system generally peaks in the summer, with a slightly lower peak in the winter.  After meeting a peak demand of over 32,000 megawatts for the first time in 2006, TVA met peak demands that exceeded 33,000 megawatts six times in August 2007.  TVA met its highest winter peak demand of 30,320 megawatts on January 31, 2007, and met its highest peak power demand ever, at 33,482 megawatts, late in the afternoon on August 16, 2007, when the average temperature across the Tennessee Valley was 102 degrees Fahrenheit.  See Item 1A, Risk Factors, for a discussion of the potential impact of weather on TVA.

TVA uses weather degree days to measure the impact of weather on TVA’s power operations.  Weather degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  TVA calculates weather degree days for Memphis, Nashville, Knoxville, and Chattanooga, Tennessee, and Huntsville, Alabama, the five largest cities in TVA’s service area.

During 2007, TVA had five more heating degree days and 253 more cooling degree days than in 2006.  The graph below shows the number of heating and cooling degree days for 2007, 2006, and 2005 as compared to the normal number of heating and cooling degree days.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007 — Weather Conditions.

2007 was the driest year in the eastern Tennessee Valley in 118 years of record-keeping with rainfall 66 percent of normal for the year and runoff 54 percent of normal.  Largely as a result of this low rainfall and runoff, TVA’s hydroelectric production for 2007 was slightly more than nine billion kilowatt-hours, which was nine percent, 42 percent, and 35 percent lower than 2006, 2005, and 2004, respectively.

The hot weather and low rainfall were also significant factors in causing TVA to reduce output at several generating plants during the period of mid-June through mid-September.  During this period, temperatures on the Tennessee and Cumberland Rivers reached levels at which discharging cooling water from some of TVA’s plants into the rivers could have caused the permitted thermal limits for the rivers to be exceeded.  While every effort was made to lower electrical output during low load periods (derates) to reduce financial and operational impacts, some derates were required during higher load daytime hours to meet the permitted temperature limits.  These conditions caused TVA to rely heavily on purchased power and more expensive generation sources such as combustion turbines during 2007.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary —Challenges During 2007 — Weather Conditions.

Competition

TVA sells electricity in a service area that is largely free of competition from other electric power providers.  This service area is defined primarily by two provisions of law:  one called the “fence” and one called the “anti-cherrypicking” provision.  The fence limits the region in which TVA or distributors of TVA power may provide power.  The anti-cherrypicking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA’s service area.  Bristol, Virginia, was exempted from the anti-cherrypicking provision.

Recently there have been efforts to erode the protection of the anti-cherrypicking provision.  FERC issued an order that would have required TVA to interconnect its transmission system with the transmission system of East Kentucky Power Cooperative, Inc. (“East Kentucky”) in what TVA believed was a violation of the anti-cherrypicking provision.  See Item 3, Legal Proceedings.  Additionally, Senators Jim Bunning and Mitch McConnell introduced the Access to Competitive Power Act of 2007 in the Senate that would, among other things, provide that the anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters.  While the FERC action involving East Kentucky now appears to be moot and the proposed legislation has not made it to the Senate floor, the events illustrate how the protection to TVA’s service area provided by the anti-cherrypicking provision could be called into question and perhaps eliminated at some time in the future.

Regulation

Congress

TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Congress has the authority to change this legislation and thereby expand, reduce, or eliminate TVA’s activities, significantly change TVA’s structure, require TVA to sell all or a portion of its assets, or reduce the U.S. government's ownership interest in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from some general federal laws that govern other agencies, such as laws related to the hiring of employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA have been made applicable to TVA including those related to the protection of the environment, cultural resources, and civil rights laws.

         Securities and Exchange Commission

Section 37 was added to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of the Consolidated Appropriations Act, 2005.  Section 37 requires TVA to file with the Securities and Exchange Commission such periodic, current, and supplementary information, documents, and reports as would be required pursuant to section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to section 12 of the Exchange Act.  TVA is also exempted by section 37 of the Exchange Act from complying with section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer’s audit committee to be an independent member of the board of directors of the issuer.  Since TVA is an agency and instrumentality of the United States, securities issued or guaranteed by TVA are “exempted securities” under the Securities Act of 1933, as amended (the “Securities Act”), and may be offered and sold without registration under the Securities Act.  In addition, securities issued or guaranteed by TVA are “exempted securities” and “government securities” under the Exchange Act.  TVA is also exempt from sections 14(a)-(d) and 14(f)-(h) of the

Exchange Act (which address proxy solicitations) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act.  In addition, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.

Federal Energy Regulatory Commission

TVA is not a “public utility” as defined in the Federal Power Act (“FPA”), a term which generally includes investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an “electric utility” as defined in the FPA and, thus, is directly subject to certain aspects of FERC’s jurisdiction.

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

•
Under section 211 of the FPA, TVA can be ordered to transmit power at wholesale provided that the order does not impair the reliability of the TVA or surrounding systems and likewise meets the applicable requirements of section 212 concerning terms, conditions, and rates for service.  Under section 211A of the FPA, TVA is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides others to ensure comparability of treatment of such service with TVA’s own use of its transmission system.  With the exception of wheeling power to Bristol, Virginia, the anti-cherrypicking provision of the FPA precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.

•
Sections 221 and 222 of the FPA, applicable to all market participants, including TVA, prohibit (i) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC’s jurisdiction and (ii) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency.

•
Section 206(e) of the FPA provides FERC with authority to order refunds of excessive prices on short-term sales (transactions lasting 31 days or less) by all market participants, including TVA, in market manipulation and price gouging situations if such sales are under a FERC-approved tariff.

•
Section 220 of the FPA provides FERC with authority to issue regulations requiring the reporting, on a timely basis, of information about the availability and prices of wholesale power and transmission service by all market participants, including TVA.

•	Under sections 306 and 307 of the FPA, FERC may investigate electric industry practices, including TVA’s operations previously mentioned that are subject to FERC’s jurisdiction.

•
Under sections 316 and 316A of the FPA, FERC has authority to impose criminal penalties and civil penalties of up to $1 million a day for each violation on entities subject to the provisions of Part II of the FPA, which includes the above provisions applicable to TVA.

Finally, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent that these are consistent with TVA’s obligations under the TVA Act.

For a discussion of legislation that could change FERC’s ability to regulate TVA, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters.

Nuclear Regulatory Commission

TVA, like other utilities, operates its nuclear facilities in a highly regulated environment and is subject to the oversight of the NRC, an independent agency which sets the rules that users of radioactive materials must follow.  The NRC has broad authority to impose requirements relating to the licensing, operation, and decommissioning of nuclear generating facilities. In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.

Environmental Protection Agency

TVA is subject to regulation by the Environmental Protection Agency (“EPA”) in a variety of areas, including air quality control, water quality control, and management and disposal of hazardous wastes.  See Item 1, Business — Environmental Matters.

States

The Supremacy Clause of the U.S. Constitution prohibits states, without congressional consent, from regulating the manner in which the federal government conducts its activities.  As a federal agency, TVA is exempt from regulation, control, and taxation by states except in certain areas such as air and water quality where Congress has given the states limited powers to regulate federal activities.

        Other Federal Entities

TVA’s activities and records are also subject to review by various entities including TVA’s Office of Inspector General and the following agencies:  the Government Accountability Office, the Congressional Budget Office, and the Office of Management and Budget.

Payments in Lieu of Taxes

TVA is not subject to federal income taxes, and neither TVA nor its property, franchises, or income are subject to taxation by states or their subdivisions.  However, the TVA Act requires TVA to make payments in lieu of taxes to states and counties in which TVA conducts power operations and in which TVA has acquired properties previously subject to state and local taxation.  The total amount of these payments is five percent of gross revenues from the sale of power during the preceding year excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.  Distribution of in lieu of tax payments within a state is determined by individual state legislation.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental statutes and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with the operation of TVA’s 59 coal-fired generating units.  While these evolving requirements will impact the operation of existing and new coal-fired and other fossil-fuel generating units, it is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  See Item 3, Legal Proceedings.

           Several existing regulatory programs that apply to fossil-fuel units are becoming more stringent, and additional regulatory programs affecting fossil-fuel units were promulgated in 2005.  These new regulatory programs include the Clean Air Interstate Rule (“CAIR”) and the Clean Air Mercury Rule (“CAMR”).  CAIR requires significant additional utility reductions of emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern half of the United States (including all of TVA’s operating area), and CAMR establishes caps for overall mercury emissions in two phases with the first phase becoming effective in 2010 and the second in 2018.  TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 would reach $5.8 billion, $4.8 billion of which had already been spent as of September 30, 2007.  TVA estimates that compliance with CAIR and CAMR could lead to additional costs of $3.0 billion to $3.6 billion in the decade beginning in 2011.  As discussed in more detail below, there could be additional material costs if reductions of carbon dioxide (“CO2”) are mandated or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements.  These costs cannot reasonably be predicted at this time.

In addition, an existing federal water regulation covering cooling water intake structures and temperatures may also become more stringent.  In January 2007, the United States Court of Appeals for the Second Circuit Court (“Second Circuit”) remanded EPA’s rule on this subject.  In response, EPA has suspended the rule, and several parties are seeking United States Supreme Court review of the Second Circuit decision.  If the Second Circuit’s decision becomes law after all appeal processes and the issuance of a new rule, compliance is expected to be more costly for the power industry. TVA is unable at this time to estimate these costs.

Clean Air Developments

Air quality in the United States has significantly improved since the enactment of the modern Clean Air Act (“CAA”) in 1970.  These air quality improvements are expected to continue as the CAA continues to be implemented and as programs evolve as a result of legislative and regulatory changes.  Three substances emitted from coal-fired units have been the focus of emission reduction regulatory programs: SO2, NOx, and particulates.  Expenditures related to clean air projects during 2007 and 2006 were approximately $239 million and $182 million, respectively.  These figures include expenditures in 2007 of $7 million to continue to reduce NOx emissions through the installation of selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems and $207 million for the installation of flue gas desulfurization systems (“scrubbers”) to continue to reduce SO2 emissions, each of which is explained in more detail below.  The aforementioned estimate of $5.8 billion does not include additional capital costs of $3.0 billion to $3.6 billion that TVA expects to incur over the decade beginning in 2011 to comply with CAIR and CAMR.  Increasingly stringent regulation of some or all of these substances, as well as mercury and possibly CO2, will continue to result in significant capital and operating costs for TVA’s coal-fired generating units.

Sulfur Dioxide.  Coal-fired utilities have historically emitted large amounts of SO2 compared to today’s emissions.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet the National Ambient Air Quality Standards (“NAAQS”) for SO2 and fine particulate matter. Looking forward, additional regulation of SO2 emissions will result from implementation of the Regional Haze Program and CAIR.  In May 2005, EPA finalized CAIR to reduce the interstate transport of fine particulate matter and ozone by requiring additional large reductions in utility emissions of NOX and SO2 from 28 eastern states.  All seven states in TVA’s service area are submitting plans to EPA to implement CAIR through state rules and have only proposed a few minor modifications to the federal model rule which establishes an emission allowance driven program, capping regional emissions of SO2 and NOx among the targeted states.  SO2 caps are reduced in two phases, 2010 and 2015.

           Since 1977, TVA has reduced its SO2 emissions by approximately 80 percent by switching to lower-sulfur coals, re-powering a unit at its Shawnee Fossil Plant with Atmospheric Fluidized Bed Combustion (“AFBC”) technology, and installing scrubbers on seven of its larger units.  TVA began construction in 2005 on its eighth scrubber at its Bull Run Fossil Plant and in 2006 began construction on two more scrubbers at its Kingston Fossil Plant as part of its previously announced plans to achieve a total SO2 emission reduction of 80 to 85 percent compared to the 1977 level.  Additionally, TVA has switched, or plans to switch, to lower-sulfur coal at several additional units in the next few years.  It is likely that additional emission reduction measures will have to be undertaken after these planned actions are completed to achieve compliance with CAIR and any future tightening of applicable requirements.

Nitrogen Oxides. Utility NOx emissions continue to be regulated under state programs to achieve and maintain EPA’s NAAQS for ozone, the Federal Acid Rain Program, the Regional Haze Program, and CAIR.  Since 1995, TVA has reduced its NOx emissions during the summer (when ozone levels increase) by 81 percent by installing various controls including low-NOx burners and/or combustion controls on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units. (The AFBC unit at Shawnee Fossil Plant is inherently low NOx emitting.)

In 2005, TVA installed SNCR systems on two units to demonstrate long-term technology capability, and continued to operate the SNCR at Johnsonville Unit 1 through the 2007 ozone season.  SNCRs generally have lower NOx removal capabilities than SCRs.  Early in 2006, TVA began testing a High Energy Reagent Technology (“HERT”) on three units for potential future application.  HERT is similar to SNCR but has higher removal capabilities than SNCRs.  The initial HERT testing program was successful, and in 2007, TVA installed this technology on two coal-fired units (Johnsonville Unit 4 and John Sevier Unit 1) to demonstrate the HERT technology on a potentially permanent basis.  Similar equipment is planned for installation on the other three John Sevier units and Johnsonville Units 2 and 3 by 2009.

TVA’s NOx emission reduction program is expected to continue to depend primarily on SCRs, but will also incorporate some mix of SNCRs and/or HERTs as TVA gains more experience with these technologies.  These plans may change depending on the timing and severity of future regulatory developments affecting power plant emissions.

On June 21, 2007, EPA proposed lowering the eight-hour ozone NAAQS. This proposal began a process that is expected to lead to a final decision in March 2008 on revising the ozone standard. Meeting the more stringent EPA standards for ozone contained in the proposal will challenge states and communities in the Tennessee Valley and across the country.

The current primary standard, set in 1997, is 0.08 parts per million (“ppm”). EPA is proposing to lower the primary standard to between 0.075 ppm and 0.070 ppm, and is also proposing to add a new secondary ozone standard to address impacts on vegetation. If EPA adopts the proposed standards, many urban areas and surrounding counties in the Tennessee Valley and throughout the eastern United States are likely to be designated as “non-attainment” areas (defined as geographic areas where air quality does not meet standards).  Non-attainment designations can have adverse economic implications for areas that are so designated. Existing emission sources in non-attainment areas can be required to install additional controls, and new sources planning to locate in such areas are required to meet more stringent emission control requirements and obtain offsets for their emissions from other sources in the non-attainment area. In addition, transportation projects, such as roadway expansions or repairs, must demonstrate conformity with state plans to achieve attainment status or risk the loss of federal highway funds. An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is also likely to focus additional regulatory attention on all NOx emission sources including TVA sources.

Particulates/Opacity. Coarse particulates (defined as particles of 10 micrometers or larger), which include fly ash, have long been regulated by states to meet EPA’s NAAQS for particulate matter. All of TVA’s coal-fired units have been equipped with mechanical collectors, electrostatic precipitators, scrubbers, or baghouses, which have reduced particulate emissions from the TVA system by more than 99 percent compared to uncontrolled units.  In 1997, EPA issued separate NAAQS for even smaller particles with a size of up to 2.5 micrometers (“fine particles”).  In December 2004 and April 2005, EPA issued final determinations regarding the areas of the country which are not in attainment with the 1997 fine particles standard. Those non-attainment areas include counties and parts of counties in the Knoxville and Chattanooga, Tennessee, metropolitan areas.  In September 2006, EPA revised the 1997 standards.  The 2006 revisions tighten the 24-hour fine particle standard and retain the 1997 annual fine particle standard.  EPA also decided to retain the existing 24-hour standard for coarse particles, but revoked the related annual standard.  The last three years of monitoring data (2004 to 2006) for the Nashville, Chattanooga, Memphis, and Clarksville/Hopkinsville areas show that these areas will be close to meeting the more stringent 2006 24-hour and annual fine particle standards.  Attainment designations are scheduled to be made by EPA in December 2008.  CAIR is intended to help states attain the fine particle standards, and actions taken to reduce emissions under CAIR, including those planned by TVA, are expected to continue to reduce fine particle levels.

Issues regarding utility compliance with state opacity requirements are also increasing.  Opacity measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment.  Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are now addressing this issue.  There are also disputes and lawsuits with special interest groups over the role of continuous opacity monitors in determining compliance with opacity limitations, and TVA has received an adverse decision in one such lawsuit.  See Item 3, Legal Proceedings.

Mercury.  In March 2005, the EPA issued CAMR, which establishes caps for overall mercury emissions in two phases, with the first phase becoming effective in 2010 and the second in 2018.  It allows the states to regulate mercury emissions through a market-based cap-and-trade program.  All of the states in which TVA operates potentially affected sources have adopted CAMR without significant change.  In response to a request for reconsideration, the EPA confirmed its approach in May 2006.  In June 2006, 16 states and several environmental groups filed lawsuits challenging CAMR.  This lawsuit is currently pending.  TVA cannot predict the outcome of the pending challenge of CAMR, or what effects any decision may have that would require the EPA to regulate mercury as a hazardous air pollutant.  If the EPA’s decisions are upheld and CAMR is implemented, TVA expects to achieve the required mercury reductions for at least Phase I of CAMR from co-benefits of the installation of additional emission control technology in connection with the implementation of CAIR.

CAMR does, however, require the installation of new mercury emission monitoring equipment prior to January 1, 2009.  TVA is planning to comply with this requirement by procuring, installing, and certifying approximately 23 monitoring systems by the end of calendar year 2008.  The costs associated with the monitoring systems have been incorporated into TVA's capital budget.

Carbon Dioxide.   Legislation has been introduced in Congress to require reductions of CO2 and, if enacted, could result in significant additional costs for TVA and other utilities with coal-fired generation.  The current Administration has implemented a voluntary initiative with the goal of reducing the greenhouse gas intensity of the U.S. economy by 18 percent and has asked the electric utility sector and other industry sectors to support this initiative.  TVA is supporting this effort in cooperation with electric utility industry trade associations and the DOE.  TVA has taken and is continuing to take significant voluntary steps to reduce the carbon intensity of its electric generation, including the recovery of Browns Ferry Unit 1, planned power uprates of Browns Ferry Units 2 and 3, the planned completion of Watts Bar Unit 2, and the completion of the hydroelectric modernization program.  TVA has also applied to the NRC for a Combined License for two advanced nuclear reactors at the Bellefonte Nuclear Plant near Hollywood, Alabama, although no decision has been made to build the reactors.  Looking ahead, TVA intends to make decisions that give strong consideration to fuel mix and generating assets that are low or zero carbon emitting resources. In addition to these activities, TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with the Electric Power Research Institute and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as carbon sequestration via reforestation.  The previous Administration asked utilities to voluntarily participate in an effort to reduce, sequester, or avoid greenhouse gases.  Under that program, TVA reduced or avoided more than 305 million tons of CO2 from 1994 through 2005, as reported under Section 1605b of the Energy Policy Act.  TVA is incorporating the possibility of mandatory carbon reductions and a renewable portfolio standard into its long range planning, and will continue to monitor legislative and regulatory developments related to CO2 and a renewable portfolio standard to assess any potential financial impacts as information becomes available.

In addition to legislative activity, climate change issues are the subject of a number of lawsuits, including lawsuits against TVA.  See Item 3, Legal Proceedings.  On November 29, 2006, the U.S. Supreme Court heard the case of Massachusetts v. EPA, concerning whether EPA has the authority and duty to regulate CO2 emissions under the CAA.   The District of Columbia Circuit Court of Appeals earlier affirmed EPA’s decision not to regulate CO2.  On April 2, 2007, the Supreme Court found that greenhouse gases, including CO2, are pollutants under the CAA and thus EPA does have the authority to regulate these gases.  The Supreme Court also concluded that EPA's refusal to regulate these pollutants was based on impermissible reasons, and remanded the case to EPA to "ground its reasons for action or inaction in the statute."  While this case focused on CO2 emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.

States are also becoming more active in the regulation of emissions that are believed to be contributing to global climate change.  Several northeastern states have formed the Regional Greenhouse Gas Initiative which is in the process of being implemented, and California recently passed a bill capping greenhouse gas emissions in the state.  Other states are considering a variety of actions.  North Carolina is studying initiatives aimed at climate change under the provisions of the state’s Clean Smokestacks Act of 2002.  This act required the State Division of Air Quality to study potential control of CO2 emissions from coal-fired utility plants and other stationary sources.  This effort has also prompted actions to develop a climate action plan for North Carolina.

Clean Water Developments

One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above is that wastewaters at TVA coal-fired facilities and across the utility industry may be changing because of waste streams from air quality control technologies. Varying amounts of ammonia or similar compounds used as a necessary component of SCR and SNCR operations may end up in facility wastewater ponds that may discharge through outfalls regulated under the Clean Water Act (“CWA”). Operation of scrubbers for SO2 control also results in additional amounts of pollutants introduced into facility wastewater treatment ponds. EPA is currently collecting information to determine if the Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the CWA need to be revised. If the Effluent Guidelines are revised, potentially more restrictive discharge limitations for existing parameters or the addition of new parameters could result in additional wastewater treatment expense to meet requirements of the CWA. These costs cannot be accurately predicted at this time, but TVA is involved in and closely monitoring EPA’s data collection activities and the progress of the Effluent Guidelines review process. On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of the operation of air pollution control equipment. TVA is closely monitoring the development and implementation of numeric nutrient criteria by the states in TVA’s service area.

In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the CWA, the EPA promulgated a final rule for existing power producing facilities (the “Phase II Rule”) that became effective on September 7, 2004. The Phase II Rule required existing facilities to select among several different compliance options for reducing the number of organisms pinned against and/or drawn into the cooling systems. These options included development of a site-specific compliance option based on application of cost-cost or cost-benefit tests. The site specific tests were designed to ensure that a facility’s costs are not significantly greater than cost projections in the rule or the benefits derived from taking mitigation actions. Actions taken to compensate for any impacts by restoring habitat, or pursuing other options such as building hatcheries for fish/shellfish production, would have counted towards compliance.  Some northeastern states and environmental groups challenged the new regulation, especially the compliance flexibility it offered, in federal court.

On January 25, 2007, the Second Circuit issued its decision in the proceeding challenging the EPA's Phase II Rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry; and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second Circuit remanded the EPA's BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the Phase II Rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.

On July 9, 2007, EPA suspended all but one provision of the Phase II Rule until the agency has resolved the issues raised by the Second Circuit's remand.  The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities.  BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures.  The use of BPJ controls reflects a reversion to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II Rule.

All of the intakes at TVA's existing coal and nuclear generating facilities were subject to the Phase II Rule.  TVA had been in the process of determining what was needed to comply with the Phase II Rule, and had believed that some expenditures might have been required.  These earlier assessments are now being re-evaluated in light of the Second Circuit's decision, and EPA's subsequent decision to suspend the Phase II Rule and revert to BPJ controls.  Given the uncertainty over the ultimate outcome of the appellate process and what the changes in the final rule as ultimately issued by EPA will be, TVA cannot assess the potential consequences at this time.

As a part of the 2006 triennial review of State Water Quality Standards in Tennessee, the Tennessee Department of Environment and Conservation (“TDEC”) lowered its threshold for issuing a Precautionary Fish Consumption Advisory (“Precautionary Advisory”) due to mercury to 0.3 ppm because of new research and the EPA’s new water quality criterion for methylmercury. The previous thresholds were 0.5 ppm for a Precautionary Advisory and 1.0 ppm for a “Do Not Consume Advisory.” In Tennessee a Precautionary Advisory recommends that sensitive populations such as children and women of child-bearing age should not consume the fish species named, and that all other persons should limit consumption of the named species to one meal per month. A “Do Not Consume Advisory” recommends that certain fish species should not be consumed by anyone in any amount. As a result of lowering the threshold, Precautionary Advisories were issued for several additional stream and reservoir segments within the State of Tennessee, including seven streams and reservoir segments in the Tennessee River Watershed. TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing. TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data was provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased operation. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernible trend in fish from most reservoirs. Despite increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.

As is the case across the utility industry and in other industrial sectors, TVA is also facing more stringent requirements related to protection of wetlands, reductions in storm water impacts from construction activities, water quality degradation, new water quality criteria, and laboratory analytical methods.  TVA is also following litigation related to the use of herbicides, water transfers, and releases from dams.  TVA is not facing any substantive requirements related to non-compliance with existing CWA regulations.

        Hazardous Substances

Liability for releases and cleanup of hazardous substances is regulated under the federal Comprehensive Environmental Response, Compensation, and Liability Act, among other statutes, and similar state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.  TVA operations at some TVA facilities have resulted in releases of hazardous substances and/or oil which require cleanup and/or remediation.  TVA also is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability.  TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000.  There have been no recent assertions of TVA liability for six of the non-TVA areas, and (depending on the site) there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to these six sites. There is evidence that TVA sent materials to the remaining two non-TVA areas: the David Witherspoon site in Knoxville, Tennessee, and the Ward Transformer site in Raleigh, North Carolina.  As discussed below, TVA is not able to estimate its liability related to these sites at this time.

The Witherspoon site is contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE has admitted to being the main contributor of materials to the Witherspoon site and is currently performing clean-up activities.  DOE claims that TVA sent equipment to be recycled at this facility, and there is some supporting evidence for the claim.  However, TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  DOE has asked TVA to “cooperate” in completing the cleanup, but it has not provided to TVA any evidence of TVA’s percentage share of the contamination.

At the Ward Transformer site, EPA and a working group of potentially responsible parties ("PRPs") have provided documentation showing that TVA sent electrical equipment containing PCBs to this site in 1974.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.

As of September 30, 2007, TVA’s estimated liability for environmental cleanup for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $20 million on a non-discounted basis and is included in Other liabilities on the Balance Sheet.

Coal-Combustion Wastes

In accordance with a regulatory determination by EPA in May 2000, coal-combustion and certain related wastes disposed of in landfills and surface impoundments continue to be regulated as non-hazardous.  In conjunction with this determination, EPA committed to developing non-hazardous management standards for these wastes.  These standards are likely to include increased groundwater monitoring, more stringent siting requirements, and closure of existing waste-management facilities not meeting minimum standards.  On August 29, 2007, EPA issued a Notice of Data Availability in which it requested public comment on whether the additional information mentioned in the notice should affect the EPA’s decisions as it continues to follow up on its commitment to develop management standards for coal-combustion wastes.  TVA is currently reviewing this information to evaluate its potential impact on TVA operations.

Employee Relations

On September 30, 2007, TVA had 12,013 employees, of whom 5,167 were trades and labor employees.  Under the TVA Act, TVA is required to pay trades and labor workers hired by TVA or its contractors the prevailing rate of wages.  This rate is the rate of wages for work of a similar nature prevailing in the vicinity where the work is being performed.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

Strategic Risks

New laws, regulations, and administrative orders may negatively affect TVA’s cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Although it is difficult to predict exactly how any new laws, regulations, and administrative orders would impact TVA, some of the possible effects are described below.

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

–
The Federal Power Act prevents FERC from ordering TVA to provide access to others to its transmission lines for the purpose of delivering power to customers within TVA’s defined service area, except to those customers residing in Bristol, Virginia.  This provision is often called the “anti-cherrypicking provision” since it prevents competitors from “cherrypicking” TVA’s customers.

If Congress were to eliminate or reduce the coverage of the anti-cherrypicking provision, TVA could more easily lose customers, and the loss of these customers could adversely affect TVA’s cash flows, results of operations, and financial condition.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters — Proposed Legislation.

•	The TVA Board could lose its sole authority to set rates for electricity.

Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to review.  The loss of this authority could have material adverse effects on TVA including, but not limited to, the following:

–
TVA might be unable to set rates at a level sufficient to generate adequate revenues to service its financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program; and

–	TVA might become subject to additional regulatory oversight that could impede TVA’s ability to manage its business.

•	TVA could become subject to increased environmental regulation.

There is a risk that new environmental laws and regulations could become applicable to TVA or its facilities and that existing environmental regulations could be revised or reinterpreted in a way that adversely affects TVA.  For example, proposals in Congress that would regulate CO2 and other greenhouse gases could require TVA and other electric utilities to incur significantly increased costs.  Any such developments could require TVA to make significant capital expenditures, increase TVA’s operating and maintenance costs, or even lead to TVA’s closing certain facilities.  See Item 1, Business — Environmental Matters.

•	The NRC could impose significant restrictions or requirements on TVA.

The NRC has broad authority to impose requirements relating to the licensing, operation, and decommissioning of nuclear generation facilities.  If the NRC modifies existing requirements or imposes new requirements, TVA could be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to its nuclear decommissioning trust.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.  See Item 1, Business— Nuclear.

•	TVA could lose responsibility for managing the Tennessee River system.

TVA’s management of the Tennessee River system is important to effective operation of the power system.  TVA’s ability to integrate management of the Tennessee River system with power system operations increases power system reliability and reduces costs.  Restrictions on how TVA manages the Tennessee River system could negatively affect TVA’s operations.

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

The TVA Act provides that TVA can issue bonds, notes, and other evidences of indebtedness (“Bonds”) in an amount not to exceed $30 billion outstanding at any time.  If Congress either lowers the debt ceiling or broadens the types of financial instruments that are covered by the debt ceiling, TVA might not be able to raise enough capital to, among other things, service its financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters — President’s Budget.

TVA may lose some of its customers.

As of September 30, 2007, three distributor customers had notices in effect terminating their power contracts with TVA.  Although sales to these three distributor customers generated only 0.6 percent of TVA’s total operating revenues in 2007, the loss of additional customers could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.  See Item 1, Business —Customers — Termination Notices and Other Customers.

Operational Risks

TVA’s generation and transmission assets may not operate as planned.

Many of TVA’s generation and transmission assets have been operating since the 1950s or earlier and have been in near constant service since they were completed.  If these assets fail to operate as planned, TVA, among other things:

•	Might have to invest a significant amount of resources to repair or replace the assets;
•	Might be unable to operate the assets for a significant period of time;
•	Might have to purchase replacement power on the open market;
•	Might not be able to meet its contractual obligations to deliver power; and
•	Might have to remediate collateral damage caused by a failure of the assets.

In addition, the failure of TVA’s assets to perform as planned could cause health, safety, and environmental problems and even result in such events as the failure of a dam or a nuclear accident.  Any of these potential outcomes could negatively affect TVA’s cash flows, results of operations, and financial condition.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

TVA’s fuel supply might be disrupted.

TVA purchases coal, uranium, fuel oil, and natural gas from a number of suppliers.  Disruption in the acquisition or delivery of fuel may result from a variety of factors, including, but not limited to, weather, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers.  These disruptions could adversely affect TVA’s ability to operate its facilities and could require TVA to acquire power at higher prices on the spot market, purchase more expensive alternative fuels, or operate higher cost plants, thereby adversely affecting TVA’s cash flows, results of operations, and financial condition.

Compliance with existing environmental laws and regulations may affect TVA’s operations in unexpected ways.

TVA is subject to risks from existing federal, state, and local environmental laws and regulations including, but not limited to, the following:

•	Compliance with existing environmental laws and regulations may cost TVA more than it anticipates.
•	At some of TVA’s older facilities, it may be uneconomical for TVA to install the necessary equipment to comply with future environmental laws, which may cause TVA to shut down those facilities.
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

If demand for power in TVA’s service area increases, TVA may need to meet this increased demand by purchasing power from other sources, building new generation and transmission facilities, or purchasing existing generation and transmission facilities.  Purchasing power from external sources, as well as acquiring or building new generation and transmission facilities, could negatively affect TVA’s cash flows, results of operations, and financial condition.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007 — Timing of Cash Flows.

Purchased power prices may be highly volatile, and providers of purchased power may fail to perform under their contracts with TVA.

TVA acquires a portion of its electricity needs through purchased power arrangements.  The price for purchased power has been volatile in recent years, and the price that TVA pays for purchased power may increase significantly in the future.  In addition, if one of TVA’s purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.   In some circumstances, TVA may not be able to recover this difference from the supplier.  Moreover, if TVA is unable to acquire enough purchased power or enough replacement power on the spot market and does not have enough reserve generation capacity available to offset the loss of power from the purchased power supplier, TVA might not be able to supply enough power to meet the demand resulting in power curtailments or even blackouts.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk — Credit of Other Counterparties.

TVA’s ability to supply power and its customers’ demands for power are influenced by weather conditions.

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices in order to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  In addition, in periods of low rainfall or drought, TVA’s low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power.  Furthermore, high temperatures in the summer may limit TVA’s ability to use water from the Tennessee or Cumberland River system for cooling at its generating facilities, thereby limiting TVA’s ability to operate its generating facilities.  See Item 1, Business– Weather and Seasonality and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

TVA may incur delays and additional costs in power plant construction and may be unable to obtain necessary regulatory approval.

TVA has begun the process of completing the construction of Watts Bar Nuclear Unit 2 and may need to construct more generating facilities in the future.  The completion of such facilities involves substantial risks of delays and overruns in the cost of labor and materials.  In addition, completion may require regulatory approval, as in the case of Watts Bar Nuclear Unit 2.  If TVA does not obtain the necessary regulatory approval, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA’s cash flows, financial condition, and results of operations could be negatively affected.  In addition, if construction projects are not completed according to specifications, TVA may suffer, among other things, reduced plant efficiency and higher operating costs.  See Item 1, Business — Nuclear.

TVA may face problems attracting and retaining skilled workers.

As TVA employees retire and TVA faces competition for skilled workers, TVA may face problems attracting and retaining skilled workers to, among other things, operate and maintain TVA’s generation and transmission facilities and complete large construction projects such as Watts Bar Nuclear Unit 2.

TVA is involved in various legal and administrative proceedings whose outcomes may affect TVA’s finances and operations.

TVA is involved in various legal and administrative proceedings and is likely to become involved in other legal proceedings in the future in the ordinary course of business.  Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.  Similarly, resolution could require TVA to change its business practices or procedures, which could also have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.  See Item 3, Legal Proceedings.

TVA’s transmission reliability could be affected by problems at other utilities or TVA facilities.

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

TVA’s coal-fired and nuclear generation facilities depend on water from the river systems near which they are located for cooling water and for water to convert into steam to drive turbines.  While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of this necessary water, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some TVA facilities rely.  Events at these non-TVA managed bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA having insufficient water to meet the needs of its plants.  In such scenarios, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.  See Item 1, Business — Power Supply and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

An incident at any nuclear facility, even one that is not owned by or licensed to TVA, could result in increased expenses and oversight.

A nuclear incident at a TVA facility could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Any nuclear incident, even at a facility that is not owned by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $90 million per year and a total of $604 million per nuclear incident under the Price-Anderson Act.  In addition, a nuclear incident could negatively affect TVA by, among other things, obligating TVA to pay retrospective premiums, reducing the availability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.

Catastrophic events could affect TVA’s ability to supply electricity or reduce demand for electricity.

TVA could be adversely affected by catastrophic events such as fires, earthquakes, floods, tornadoes, wars, terrorist activities, pandemics, and other similar events.  These events, the frequency and severity of which are unpredictable, could negatively affect TVA’s cash flows, results of operations, and financial condition by, among other things, limiting TVA’s ability to generate and transmit power, reducing the demand for power, disrupting fuel or other supplies, leading to an economic downturn, or creating instability in the financial markets.

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

•
Commodity Price Risk.  Prices of commodities critical to TVA’s operations, including coal, uranium, natural gas, fuel oil, emission allowances, and electricity, have been extremely volatile in recent years.  If TVA fails to effectively manage its commodity price risk, TVA’s rates could increase and thereby cause customers to look for alternative power suppliers

•
Investment Price Risk.  TVA is exposed to investment price risk in its nuclear decommissioning trust, its asset retirement trust, and its pension fund.  If the value of the investments held in the nuclear decommissioning trust or the pension fund decreases significantly, TVA could be required to make substantial unplanned contributions to these funds, which would negatively affect TVA’s cash flows, results of operations, and financial condition.

•
Interest Rate Risk.  Changes in interest rates could negatively affect TVA’s cash flows, results of operations, and financial condition by increasing the amount of interest that TVA pays on new bonds that it issues, decreasing the return that TVA receives on its short-term investments, decreasing the value of the investments in TVA’s pension fund and trusts, and increasing the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered.

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

A downgrade in TVA’s credit rating could have material adverse effects on TVA’s cash flows, results of operations, and financial condition as well as on investors in TVA securities.  Among other things, a downgrade could have the following effects:

•
A downgrade would increase TVA’s interest expense by increasing the interest rates that TVA pays on new Bonds that it issues.  An increase in TVA’s interest expense would reduce the amount of cash available for other purposes, which could result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates.

•	A significant downgrade could result in TVA’s having to post collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.5 billion.

•	A downgrade could lower the price of TVA securities in the secondary market.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.

TVA may have to make significant unplanned contributions to fund its pension and other postretirement benefit plans.

TVA’s costs of providing pension benefits and other postretirement benefits depend upon a number of factors, including, but not limited to:

•	Provisions of the pension and postretirement benefit plans;

•	Changing employee demographics;

•	Rates of increase in compensation levels;

•	Rates of return on plan assets;

•	Discount rates used in determining future benefit obligations;

•	Rates of increase in health care costs;

•	Levels of interest rates used to measure the required minimum funding levels of the plans;

•	Future government regulation; and

•	Contributions made to the plans.

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

TVA maintains a nuclear decommissioning trust for the purpose of providing funds to decommission TVA’s nuclear facilities.  The decommissioning trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  TVA might have to make significant unplanned contributions to the trust if, among other things:

•	The value of the investments in the trust declines significantly;

•	The laws or regulations regarding nuclear decommissioning change the decommissioning funding requirements;

•	The assumed real rate of return on plan assets, which is currently five percent, is lowered by the TVA Board;

•	Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly; or

•	TVA is required to decommission a nuclear plant sooner than TVA anticipates.

If TVA makes unplanned contributions to the trust, the contributions would negatively affect TVA’s cash flows, results of operations, and financial condition.

TVA may be unable to meet its current cash requirements if its access to the debt markets is limited.

TVA’s cash management policy is to use cash provided by operations together with proceeds from power program borrowings and a $150 million note with the U.S. Treasury to fund TVA’s current cash requirements.  In addition, TVA has access to $2.5 billion of credit facilities with a national bank.  In light of TVA’s cash management policy, it is critical that TVA continue to have access to the debt markets in order to meet its cash requirements.  The importance of having access to the debt markets is underscored by the fact that TVA, unlike many utilities, relies almost entirely on the debt markets to raise capital since it is not authorized to issue equity securities.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Approaching or reaching its debt ceiling could limit TVA’s ability to carry out its business.

At September 30, 2007, TVA had approximately $22.5 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $299 million and net discount on sale of bonds of $189 million).  TVA has a statutorily imposed ceiling of $30 billion on outstanding Bonds. Approaching or reaching this debt ceiling could adversely affect TVA’s business by limiting TVA’s ability to borrow money and increasing the cost of servicing TVA’s debt.  In addition, approaching or reaching this debt ceiling could lead to increased legislative or regulatory oversight of TVA’s activities.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters — Proposed Legislation.

TVA’s cash flows, results of operations, and financial condition could be negatively affected by economic downturns.

Sustained downturns or weakness in the economy in TVA’s service area or other parts of the United States could reduce overall demand for power and thus reduce TVA’s power sales and cash flows, especially as TVA’s industrial customers reduce their operations and thus their consumption of power.

TVA’s financial control system cannot guarantee that all control issues and instances of fraud will be detected.

No financial control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of financial controls can provide absolute assurance that all control issues and instances of fraud can be detected.  The design of any system of financial controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  See Item 9A, Controls and Procedures for TVA’s assessment of its internal controls as of September 30, 2007.

TVA could lose the ability to use regulatory accounting and be required to write off a significant amount of regulatory assets.

TVA is able to use regulatory accounting because it satisfies the requirements set forth in Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, TVA records as assets certain costs that would not be recorded as assets under generally accepted accounting principles for non-regulated entities.  As of September 30, 2007, TVA had $4.7 billion of regulatory assets.  If TVA loses its ability to use regulatory accounting, TVA could be required to write-off its regulatory assets.  Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply to TVA.

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

If a particular series of Bonds is offered through underwriters, those underwriters may attempt to make a market in the Bonds.  The underwriters would not be obligated to do so, however, and could terminate any market-making activity at any time without notice.

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

Generating Properties

At September 30, 2007, TVA’s generating assets consisted of 59 coal-fired units, six nuclear units, 109 conventional hydroelectric units, four pumped storage units, 83 combustion turbine units, nine diesel generator units, one digester gas site, one wind energy site, and 16 solar energy sites.  See Item 1, Business— Power Supply for a chart that indicates the location, capacity, and in-service dates for each of these properties.  Browns Ferry Unit 1 went online on May 22, 2007, and began commercial operation on August 1, 2007.  Also, on August 1, 2007, the TVA Board approved the completion of Watts Bar Unit 2 construction, which was halted in 1985.  Completing Watts Bar Unit 2 is expected to take 60 months.  In addition, TVA added 11 combustion turbine units in 2007.

Twenty-four of TVA’s combustion turbines are subject to lease-leaseback arrangements.  For more information regarding these arrangements, see Note 12 — Other Financing Obligations.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 15,800 circuit miles of transmission lines (primarily 500 kilovolt and 161 kilovolt lines);
•	495 transmission substations, power switchyards, and switching stations; and
•	68 individual interchange and 985 customer connection points.

In 2007, TVA continued to retire and remove from TVA’s books de-energized transmission lines, while retaining contiguous rights-of-way for future use.  These activities have served to lower TVA’s operational line miles.

In 2003, TVA entered into a lease-leaseback of certain qualified technological equipment and other software related to TVA’s transmission system.  For more information regarding this transaction, see Note 12 — Other Financing Obligations.

Natural Resource Stewardship Properties

TVA’s hydroelectric assets consist of 49 dams, and TVA manages the following natural resource stewardship properties:

•	11,000 miles of reservoir shoreline;
•	293,000 acres of reservoir land;
•	650,000 surface acres of water; and
•	Over 100 public recreation facilities.

Buildings

TVA has a variety of buildings throughout its service area in addition to the buildings located at its generation and transmission facilities, including office buildings, customer service centers, power service centers, warehouses, visitor centers, and crew quarters.  The most significant of these buildings is the Knoxville Office Complex.  TVA also leases buildings when it deems appropriate, including its Chattanooga Office Complex.  The initial term of TVA's lease of the Chattanooga Office Complex expires on January 1, 2011, but the lease contains six automatic renewal terms of five years each that provide TVA with the right to extend its Chattanooga Office Complex lease for a maximum of 30 years after the end of the initial term.  A study of TVA's long-term options for Chattanooga office space is currently underway, and a recommendation is expected to be made to the TVA Board in the second quarter of 2008.  TVA also owns or leases a significant number of buildings in Muscle Shoals, Alabama, and is currently evaluating strategies for long-term solutions to further reduce its Muscle Shoals portfolio.

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

In addition, the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992, prohibits TVA from mortgaging any part of its power properties and from disposing of all or any substantial portion of these properties unless TVA provides for a continuance of the interest, principal, and sinking fund payments due and to become due on all outstanding Bonds, or for the retirement of such Bonds.

ITEM 3.  LEGAL PROCEEDINGS

           TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5,“Accounting for Contingencies,” TVA had accrued approximately $2.5 million with respect to the proceedings described below as of September 30, 2007, as well as approximately $1.1 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Economy Surplus Power Case.  On August 31, 1999, suit was filed against TVA in the United States District Court for the Northern District of Alabama by Birmingham Steel Corporation, on behalf of itself and a class of TVA industrial customers that contracted for economy surplus power. While Birmingham Steel Corporation was the original class representative, it filed for bankruptcy and was excluded from the class. Johns Manville Corporation was substituted as the class representative. The lawsuit alleged that TVA overcharged for economy surplus power during the summer of 1998 by improperly including some incremental costs when calculating the price of economy surplus power, and the class members sought over $100 million in damages.  The parties engaged in mediation in December 2006 and reached a settlement agreement under which TVA agreed to pay approximately $18 million to resolve the case.  Because the settlement was required to be approved by the court to be effective, the settlement was submitted to the court on May 21, 2007.  The court preliminarily approved it on June 6, 2007. On August 20, 2007, the court conducted a hearing on the fairness of the settlement, after which it approved the settlement in the amount of $18 million.  In accordance with the terms of the agreement, TVA paid the settlement amount to an escrow agent on August 20, 2007.  On October 22, 2007, after the period for appealing the judge's approval of the settlement had expired, TVA authorized the agent to disburse the funds to the plaintiffs.

Case Against TVA and 22 Electric Cooperatives.  On December 2, 2004, the United States District Court for the Middle District of Tennessee dismissed a lawsuit filed by John McCarthy, Stan Cooper, Joe Sliger, Mike Bell, Don Rackley, Terry Motley, Billy Borchert, Jim Foster, and Ryan Hargis on behalf of themselves and all others similarly situated against TVA and the Middle Tennessee Electric Membership Corporation, Appalachian Electric Cooperative, Caney Fork Electric Cooperative, Inc., Chickasaw Electric Cooperative, Cumberland Electric Membership Corporation, Duck River Electric Membership Corporation, Fayetteville Public Utilities, Forked Deer Electric Cooperative, Inc., Fort Loudoun Electric Cooperative, Gibson Electric Membership Corporation, Holston Electric Cooperative, Inc., Meriwether Lewis Electric Cooperative, Mountain Electric Cooperative, Inc., Pickwick Electric Cooperative, Plateau Electric Cooperative, Powell Valley Electric Cooperative, Sequachee Valley Electric Cooperative, Southwest Tennessee Electric Membership Corporation, Tennessee Valley Electric Cooperative, Tri-County Electric Membership Corporation, Tri-State Electric Membership Corporation, Upper Cumberland Electric Membership Corporation, and Volunteer Energy Cooperative. The lawsuit in part challenged TVA’s practice of setting rates for electric power charged by distributor customers through TVA’s contracts with distributor customers.   The court held that the federal law claims against TVA failed as a matter of law because Congress had specifically authorized TVA to set the rates charged by distributor customers through TVA’s contracts with distributor customers.  The court dismissed the state law claims against the other defendants because the plaintiffs had not taken the required steps to bring those claims in court. The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), which affirmed the district court’s decision on October 17, 2006, holding, among other things, that TVA’s rates were not subject to judicial review and that TVA is not subject to antitrust liability when doing so would interfere with TVA’s purposes.  The plaintiffs did not appeal, and the deadline for doing so has expired.

Global Warming Cases.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance. The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies. The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire. The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade. In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts. The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”). Oral argument was held before the Second Circuit on June 7, 2006. On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.

Case Involving Alleged Modifications to the Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and implementing regulations at TVA’s Colbert Fossil Plant (“Colbert”), a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that the plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006.  In an October 4, 2007 decision, the Eleventh Circuit affirmed dismissal of the lawsuit.

Case Involving Alleged Modifications to Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the Sixth Circuit. Friend of the court briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed a friend of the court brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal, but the Sixth Circuit denied this request.  A scheduling order has now been entered by the district court on remand, setting the case for trial on August 11, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and selective catalytic reduction systems on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings. On April 5, 2007, the plaintiffs moved for summary judgment. TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes. This rulemaking proceeding is ongoing. On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule. Oral argument on the motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs have an opportunity to respond.  TVA is reviewing its options for regulatory and compliance approaches to address this decision.  If EPA approves Alabama’s de minimis rule, then the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements, this plant may be affected by the decision in this case.  The proposed de minimis rule change would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the interlocutory appeal to the Fourth Circuit was completed in January 2007, and oral argument was held on October 31, 2007. On July 2, 2007, North Carolina filed with the district court a motion for partial summary judgment addressing certain of TVA’s defenses.  On July 31, 2007, and August 20, 2007, TVA filed two separate motions for summary judgment, seeking dismissal of the lawsuit.  The trial before the district court previously scheduled for the term of court beginning October 2007 has been canceled and may be rescheduled for the term of court beginning after January 2008.

Case Involving North Carolina’s Petition to the EPA.  In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOX emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of

Columbia Circuit. Briefing on the appeal is underway, and on October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina. The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities. The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force. The plaintiffs are seeking monetary damages among other relief. TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine. On August 30, 2007, the district court heard oral arguments on whether the issue of greenhouse gas emissions is a political matter which should not be decided by the court.  The district court then dismissed the case on the grounds that the plaintiffs lacked standing.  The dismissal has been appealed to the United States Court of Appeals for the Fifth Circuit.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky then asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree and East Kentucky asked the FERC to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order on the grounds that this order violated the anti-cherrypicking provision. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination. On May 3, 2007, East Kentucky filed a motion with FERC to terminate the FERC proceeding on grounds of mootness. TVA has also filed a motion with FERC to vacate all orders issued in the proceeding. Whether or not FERC grants TVA’s motion to vacate, it is likely that the FERC proceeding and the resulting litigation will eventually be dismissed and not proceed to a conclusion.

Case Involving Areva Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”). AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant. AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased. In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to approximately $25.8 million. On April 13, 2007, the Contracting Officer issued a final decision denying the claim. On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $25.8 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee. TVA filed its answer to the complaint on June 15, 2007.  AREVA subsequently raised its claim to $47.9 million.  Trial is scheduled to begin September 29, 2008.

Notification of Potential Liability for Ward Transformer Site.  EPA and a working group of potentially responsible parties (“PRPs”) have provided documentation showing that TVA sent electrical equipment containing polychlorinated biphenyls (“PCBs”) to the Ward Transformer site in Raleigh, North Carolina.  Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.  See Item 1, Business — Environmental Matters — Hazardous Substances.

Employment Proceedings.  TVA is engaged in various administrative and legal proceedings arising from employment disputes. These matters are governed by federal law and involve issues typical of those encountered in the ordinary course of business of a utility. They may include allegations of discrimination or retaliation (including retaliation for raising nuclear safety or environmental concerns), wrongful termination, and failure to pay overtime under the Fair Labor Standards Act. Adverse outcomes in these proceedings would not normally be material to TVA’s results of operations, liquidity, and financial condition, although it is possible that some outcomes could require TVA to change how it handles certain personnel matters or operates its plants.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7. From 2002 to 2005, the unit’s ducts allowed SO2 to escape into the air. TVA repaired the ductwork in 2005, and the problem has been resolved. TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  Based on the current discussions with EPA, TVA's estimate of potential monetary sanctions is de minimis at this time.

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal). These cases are discussed in more detail above. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2003 through 2007 should be read in conjunction with the audited financial statements and notes thereto (collectively, the “Financial Statements”) presented in Item 8, Financial Statements and Supplementary Data.  In 2003, TVA changed its method for recording interdivisional sales (electricity used by TVA-owned facilities such as power service buildings, shops, bridge lights, and dams), displacement sales (transactions that have been offset by electricity purchased by TVA due to a change in system needs resulting from a change in operating or economic conditions), and limestone used for the production of electricity.  Certain reclassifications have been made to the 2003, 2004, 2005, and 2006 financial statement presentation to conform to the 2007 presentation.

Statements of Income Data
For the years ended September 30
(in millions)

	2007		2006		2005		2004		2003
Operating revenues[1]	$9,244		$9,175		$7,782		$7,525		$6,946
Revenue capitalized during pre-commercial plant operations	(57)		–		–		–		–
Operating expenses	(7,723)	[2]	(7,582)	[2]	(6,503)	[2]	(5,873)	[3]	(5,398)
Operating income	1,464		1,593		1,279		1,652		1,548
Other income, net [1,4]	62		75		64		51		39
Unrealized gain (loss) on derivative contracts, net	41		(15)		3		(7)		(7)
Net interest expense [4]	(1,184)		(1,215)		(1,261)		(1,310)		(1,353)
Cumulative effect of accounting changes	–		(109)	[5]	–		–		217	[6]
Net income	$383		$329		$85		$386		$444

 Notes:

(1)   Prior to 2007, TVA reported certain revenue not directly associated with revenue derived from electric operations as Other revenue.  This income of $10 million, $12 million, $8 million, and $7 million for 2006, 2005, 2004, and 2003, respectively, has been reclassified from Other revenue to Other income.  Additionally, certain items not directly associated with the sale of electricity were previously reported as Sales of electricity.  This revenue of $22 million, $23 million, $22 million, and $22 million for 2006, 2005, 2004, and 2003, respectively, has been reclassified from Sales of electricity to Other revenue.  See Note 1 —Reclassifications.

(2)   During 2007, 2006 and 2005, TVA recognized a total of $26 million, $9 million, and $24 million, respectively, in impairment losses related to its Property, plant, and equipment.  The 2007 Loss on asset impairment included a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $9 million related to other Construction in progress assets.  The 2006 Loss on asset impairment included write-downs of $7 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and a $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.  The 2005 Loss on asset impairment included a $16 million write-down on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and an $8 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.

(3)    During 2004, TVA was notified by a supplier that it would not proceed with manufacturing of fuel cells to be installed in the partially completed Regenesys energy storage plant in Columbus, Mississippi.  Accordingly, TVA recognized a net $20 million loss on the cancellation of the Regenesys project.

 (4)   Prior to 2006, TVA reported short-term investment interest income with interest expense.  Interest income of $19 million, $6 million, and $3 million for 2005, 2004, and 2003, respectively, has been reclassified from Interest expense, net to Other income, net.

(5)   During 2006, TVA adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” which resulted in a cumulative effect charge to income of $109 million and an increase in accumulated depreciation of $20 million.  See Note 4.

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

Balance Sheets Data
At September 30
(in millions)

	2007	2006	2005	2004	2003 [1]
Assets
Current assets [2]	$2,431	$2,669	$2,176	$2,295	$2,238
Property, plant, and equipment, net	24,828	24,434	23,888	23,699	23,125
Investment funds	1,169	972	858	744	638
Regulatory and other long-term assets	5,474	6,445	7,551	7,451	7,027
Total assets	$33,902	$34,520	$34,473	$34,189	$33,028

Liabilities and proprietary capital
Current liabilities [2]	$3,423	$5,203	$6,724	$5,420	$5,819	[3]
Regulatory and other liabilities	6,400	7,074	7,606	7,168	5,114
Long-term debt, net	21,099	19,544	17,751	19,337	20,201
Total liabilities	30,922	31,821	32,081	31,925	31,134

Retained earnings	1,939	1,565	1,244	1,162	783
Other proprietary capital	1,041	1,134	1,148	1,102	1,111
Total proprietary capital	2,980	2,699	2,392	2,264	1,894
Total liabilities and proprietary capital	$33,902	$34,520	$34,473	$34,189	$33,028

Notes:
(1)  Prior to 2004, TVA presented two balance sheets – one for its power program and one for all programs.  The 2003 Balance Sheet presented above is for all programs which is consistent with the presentation for 2004, 2005, 2006, and 2007.

(2)   In 2006, TVA began to apply certain customer advances previously reported as Current liabilities as a reduction to Accounts receivable.  The advances were $93 million in 2005, $91 million in 2004, and $83 million in 2003 and reduced both Current assets and Current liabilities by the same amount.

(3)  TVA reclassified $5 million related to discounted energy units from a long-term liability to a short-term liability in 2003.

Financial Obligations
As of September 30
(in millions)

	2007	2006	2005	2004	2003
Net long-term debt, excluding current maturities	$21,099	$19,544	$17,751	$19,337	$20,201

Other long-term obligations
Capital leases *	104	128	150	138	151
Lease/leaseback commitments	1,072	1,108	1,143	1,178	1,238
Energy prepayment obligations	1,138	1,244	1,350	1,455	47
Total other long-term obligations	2,314	2,480	2,643	2,771	1,436
Total long-term obligations	23,413	22,024	20,394	22,108	21,637

Discount notes	1,422	2,376	2,469	1,924	2,080
Current maturities of long-term debt, net	90	985	2,693	2,000	2,336
Total short-term obligations	1,512	3,361	5,162	3,924	4,416

Total financial obligations	$24,925	$25,385	$25,556	$26,032	$26,053

Note: * Included in Accrued liabilities and Other liabilities on the Balance Sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Business Overview

Distinguishing Features of TVA’s Business

TVA operates the nation’s largest public power system.  In 2007, TVA provided electricity to large industries and federal agencies and to 158 distributor customers that serve approximately 8.7 million people in seven southeastern states.  TVA generates almost all of its revenues from the sale of electricity, and in 2007 revenues from the sale of electricity totaled $9.1 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA is different from other electric utilities in a number of ways.  A few of the more distinguishing features are discussed below.

Defined Service Area.  TVA has a defined service area established by federal law.  Subject to certain minor exceptions, TVA may not, without an act of Congress, enter into contracts which would have the effect of making it or the distributor customers of its power a source of power supply outside the area for which TVA or its distributor customers were the primary source of power supply on July 1, 1957.  This provision is referred to as the “fence” because it confines TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.  Correspondingly, however, the possibility of sales by others into TVA’s service area is significantly limited.  The Federal Power Act, primarily through its anti-cherrypicking provision, prevents FERC from ordering TVA to provide access to its transmission lines to others for the purpose of delivering power to customers within its service area except for customers in Bristol, Virginia.

Rate Authority.  Typically, a utility is regulated by a public utility commission, which approves the rates the utility may charge.  TVA, however, is self-regulated with respect to rates.  The TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power.  These rates are not subject to judicial review or review or approval by any state or federal regulatory body.  In setting TVA’s rates, however, the TVA Board is charged by the TVA Act to have due regard for the objective that power be sold at rates as low as are feasible.

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

TVA, unlike investor-owned power companies, is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations.  The TVA Act authorizes TVA to issue bonds, notes, and other evidences of indebtedness (collectively, “Bonds”) in an amount not to exceed $30 billion at any time.  From time to time, draft legislation is introduced in Congress that would expand the types of financial obligations that count towards TVA’s $30 billion debt ceiling.   Under this draft legislation, long-term obligations that finance capital assets would also count toward the debt ceiling, including lease-leaseback arrangements and power prepayment agreements with original terms exceeding one year.  If Congress decides to broaden the type of financial instruments that are covered by the debt ceiling or to lower the debt ceiling, TVA might not be able to raise enough capital to, among other things, service its then-existing financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program.  At September 30, 2007, TVA had approximately $22.5 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $299 million and net discount on sale of bonds of $189 million).  For additional information regarding TVA’s sources of funding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.

Stewardship Activities. TVA’s mission includes managing the United States’ fifth largest river system — the Tennessee River and its tributaries — to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and economic development.  There are 49 dams that comprise TVA’s integrated reservoir system.  The reservoir system provides 800 miles of commercially navigable waterway and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, including cooling water for some of TVA’s coal-fired and nuclear power plants.  TVA also manages 293,000 acres of reservoir lands for natural resource protection, recreation, and other purposes.

Executive Summary

Challenges During 2007

TVA faced several challenges during 2007 that impacted its cash flows, results of operations, and financial condition.  The most significant of these challenges were adverse weather conditions, performance challenges at one of TVA’s generating plants, project overruns at Browns Ferry Nuclear Plant Unit 1, the impact on TVA’s system from issues at two dams operated by the U.S. Army Corps of Engineers, and the timing of cash flows related to the fuel cost adjustment mechanism.

Weather Conditions.  2007 was the driest year in the eastern Tennessee Valley in 118 years of record-keeping.  Rainfall in the eastern Tennessee Valley was 66 percent of normal for the year, and runoff was 54 percent of normal.  Largely as a result of this low rainfall and runoff, TVA’s hydroelectric production for 2007 was slightly more than nine billion kilowatt-hours, which was nine percent, 42 percent, and 35 percent lower than in 2006, 2005, and 2004, respectively.  Because of the lower hydroelectric production, TVA had to rely heavily on purchased power and more expensive generation sources such as combustion turbines during 2007.

2007 was also distinguished by warmer temperatures across the eastern Tennessee Valley.  August was the hottest month on record in TVA’s service area.  Between August 2 and 28, TVA met 13 all-time system peak demands for electricity, including an all-time record peak of 33,482 megawatts set on August 16.  To meet these peaks, TVA had to purchase a significant amount of power.  During the hour of TVA’s peak supply, purchased power constituted 21 percent of TVA’s load.

The hot weather and low rainfall were also significant factors in causing TVA to reduce power output at several generating plants during the period of mid-June through mid-September.  During this period, temperatures on the Tennessee and Cumberland Rivers reached levels at which discharging cooling water from some of TVA’s plants into the rivers could have caused the permitted thermal limits for the rivers to be exceeded.  Accordingly, TVA temporarily took one unit at Browns Ferry Nuclear Plant offline and reduced the output of the other two units at Browns Ferry to 75 percent of capacity.

TVA also temporarily reduced the power output at two coal-fired plants on the Cumberland River. During the period of early July through early September, output from the Gallatin Fossil Plant was reduced by five percent and output from the Cumberland Fossil Plant was reduced by 16 percent to avoid exceeding thermal limits.  TVA was able to meet its customers’ power needs but estimates that the net cost of replacement power resulting from the curtailment of nuclear and coal-fired generation was approximately $25 million.  While every effort was made to take derates (lower electrical output) during low load periods to reduce financial and operational impacts, some derates were required during higher load daytime hours to meet the permitted temperature limits.

Performance of TVA Assets.  Although TVA’s generation and transmission assets performed extremely well in meeting the peak demands during the summer, TVA was adversely affected in 2007 when the planned outage at Unit 3 of Paradise Fossil Plant to correct an issue with a turbine rotor took longer than expected.  The unit was scheduled to be back on line on April 29, 2007, but did not return to service until June 7, 2007, due to more extensive repairs identified during the outage.  During this outage, the site’s generation was reduced by 1,026 megawatts.  Because of the additional repairs and extended outage, TVA incurred approximately $7 million in unplanned repair costs and an additional $25 million in net replacement power purchase costs.

Project Overruns.  TVA completed Browns Ferry Unit 1 during 2007 with a total project cost overrun of $90 million or five percent of the original projected cost.  The cost overruns were due in part to the scope of work associated with extended power uprate being greater than planned.

Issues at Two U.S. Army Corps of Engineers Dams.  Because of issues at the U.S. Army Corps of Engineers’ Wolf Creek Dam and Center Hill Dam, the hydroelectric production and summer stream flow on the Cumberland River were reduced.  Because of these issues, on February 25, 2007, the Southeastern Power Administration (“SEPA”) asserted “force majeure” on its contract with TVA.  SEPA then instituted an emergency operating plan that:

•	Eliminates its obligation to provide any affected customer (including TVA) with a minimum amount of power;

•	Provides for all affected customers (except TVA) to receive a pro rata share of a portion of the gross hourly generation from the eight Cumberland River hydroelectric facilities;

•	Provides for TVA to receive all of the remaining hourly generation (minus station service for those facilities);

•	Eliminates the payment of demand charges by customers (including TVA) since there is significantly reduced dependable capacity on the Cumberland River system; and

•	Increases the rate charged per kilowatt-hour of energy received by SEPA’s customers (including TVA), because SEPA is legally required to charge rates that cover its costs.

It is unclear how long the emergency operating plan will remain in effect.

In addition to reducing the amount of hydroelectric power that TVA is entitled to receive from SEPA, the issues at the U.S. Army Corps of Engineers’ dams reduced the summer stream flow on the Cumberland River.  This reduction in stream flow, together with the hot temperatures and low rainfall discussed previously, was a significant factor in causing TVA to curtail generation at two coal-fired plants during the summer of 2007 and replace curtailed generation with higher-priced purchased power.  The issues at these dams could affect reservoir and hydroelectric operations in the Cumberland River system for five to seven years.  Accordingly, even if the drought that the eastern Tennessee Valley experienced in 2007 does not continue, TVA may have to curtail generation at its two coal-fired plants located on the Cumberland River from time to time over the next five to seven years.

Timing of Cash Flows.  On July 28, 2006, the TVA Board implemented a fuel cost adjustment (“FCA”) to be applied quarterly as a mechanism to adjust TVA’s rates to reflect changing fuel and purchased power costs beginning in 2007.  The FCA was initially set to zero and had its first impact on rates effective January 1, 2007.  The FCA rate adjustment on January 1, 2007, was 0.01 cents per kilowatt-hour, the rate adjustment on April 1, 2007, was 0.084 cents per kilowatt-hour, and the rate adjustment on July 1, 2007, was 0.087 cents per kilowatt-hour.  These 2007 rate adjustments produced an estimated $65 million in revenue.  As of September 30, 2007, TVA had recognized a regulatory asset of $197 million representing deferred power costs to be recovered through the FCA adjustments in future periods.  The timing of the collection of the FCA adjustments has contributed to a decrease in cash of $371 million from September 30, 2006, to September 30, 2007.  The FCA rate adjustment on October 1, 2007, is 0.432 cents per kilowatt-hour and is expected to produce an estimated $159 million in revenue during the first quarter of 2008.

Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or deducted from a deferred account on TVA’s balance sheet.  Each quarterly adjustment includes a core FCA adjustment plus one half of the deferred balance.  The higher or lower costs added to or taken away from the deferred balance sheet account are then amortized to expense in the periods in which they are to be collected in revenues.  This allows better matching of the revenues with associated expenses.

Although TVA’s cost increases for fuel and purchased power are mitigated by the FCA, TVA’s cash flow can be negatively impacted by the FCA cash collection process.  Under the methodology, some of the FCA portion of higher fuel and purchased power expense realized during the quarter is placed in the deferred account to be collected in rates in later periods.  The timing of the collection of revenues related to the FCA does not coincide with the cash expended for fuel and purchased power consumed.

Future Challenges

TVA faces several challenges that may impact its cash flows, results of operations, and financial condition.  The most significant of these challenges are discussed below.

Meeting the Power Needs in TVA’s Service Area. Demand for power in TVA’s service area has been growing at an average of two percent per year and TVA anticipates the demand will continue to grow.  TVA plans to meet the need for additional power through a variety of means:

•
New Generation.  TVA intends to add new generation assets.  This intention was reflected in TVA’s decision to complete the construction of Watts Bar Nuclear Unit 2.  The completion of Watts Bar Nuclear Unit 2 is expected to occur in 2013 and cost approximately $2.5 billion.  TVA plans to consider other opportunities to add new generation from time to time.  Market conditions, like the volatility of the price of construction materials and the potential shortage of skilled craft labor, may add uncertainties to the cost and schedule of new construction.

•
Purchased Power.  Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements within five percent.  Achieving this goal will require TVA to reduce its reliance on purchased power, which constituted 12.4 percent of the power that TVA sold in 2007.

•
Distributor-Owned Generation.  TVA is also discussing with the distributors of TVA power ways in which distributors can own generating facilities while TVA remains the supplier of all of their power requirements.  These discussions, while still in the early stages, may provide the framework for the distributors of TVA power to provide some of the future generating facilities.

Non-Fuel Operating and Maintenance Costs. TVA has established two significant goals relating to non-fuel operating and maintenance costs.

•	TVA intends to reduce these costs over the next three years.
•	After that time, TVA intends to keep the rate of increase in these costs lower than the rate of growth of TVA’s electricity sales.

Meeting these goals will significantly affect TVA’s ability to achieve certain objectives identified in the Strategic Plan, including the objective of adding new generation assets.

Performance of Generation Assets. Although TVA’s generation and transmission assets performed extremely well overall in meeting the peak demands during the summer of 2007, TVA was adversely affected by the failure of some assets to operate as planned during times of high summer demand.  As a result, TVA had to purchase more power than expected when purchased power prices were high.  (See Item 1, Business — Power Supply.) TVA is likely to face similar problems in the future since many of TVA’s generation assets have been operating since the 1950s or earlier and have been in near constant service since they were completed.

Bonds and Other Financial Obligations. As of September 30, 2007, TVA had $22.5 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $299 million and net discount on sale of bonds of $189 million).  The amount of TVA’s Bonds outstanding has been reduced by more than $5 billion since September 30, 1996, when the end of year balance of outstanding Bonds peaked.  Since that time, however, TVA has entered into energy prepayment transactions that resulted in $1.6 billion in prepayment obligations and certain lease/leaseback transactions that resulted in $1.3 billion in obligations.  The amount of prepayment and lease/leaseback obligations outstanding at September 30, 2007, was $2.2 billion.  Payments on these Bonds and obligations do not change with the amount of power sold, and if competition increases, TVA’s obligations to make these payments could limit its ability to adjust to market pressures.  While prudent management of Bonds and other financial obligations will remain an important strategic consideration in the future, increased capital commitments may make it difficult for TVA to continue its trend of reducing these obligations.

2008 Budget.  The 2008 budget approved by the TVA Board on September 27, 2007, is based on TVA’s obtaining $300 million more in operating cash flows than is currently anticipated.  When the TVA Board approved the budget, it recognized that TVA would need a rate increase to balance the budget.  The amount of the rate increase needed to balance the budget is expected to be less than 10 percent.  TVA and its customers are working to determine the amount of the rate increase to be effective during the second half of 2008.

Environmental Regulation.  TVA expects to see increased environmental regulation in the future, including but not limited to, the regulation of mercury and the emission of greenhouse gases such as CO2.  TVA has considered, and intends to continue considering, fuel mix in making decisions about additional generation.  The restart of Browns Ferry Unit 1, the decision to complete the construction of Watts Bar Unit 2, and TVA’s filing of a combined operating license application for two new units at the Bellefonte Nuclear Plant (although no decision to construct these units has been made) are examples of TVA’s decisions to pursue or consider generation sources that do not emit greenhouse gases.  The nature or level of future regulation of greenhouse gases is unclear at this time.  Accordingly, the costs associated with such regulation are currently unknown but could be substantial.  TVA would have to recover such costs in rates or pursue some other action such as removing some coal-fired units from service.

Renewable Portfolio. Renewable power generation resources include solar, wind, incremental hydroelectric, biomass, and landfill gas.  Generating power with renewable sources instead of coal-fired plants could help reduce the carbon intensity of TVA’s generation.  Generating power with renewable resources, however, may not be economical using current technology.  If TVA is required to increase its use of renewable resources and the cost of doing so is greater than the costs of other sources of generation, TVA’s costs may increase, and, as a result, TVA may be forced to raise rates.

TVA’s Power Service Area. TVA’s service area is set by two pieces of legislation: the fence and the anti-cherrypicking provision.  See Item 1, Business — Service Area.  Recently there have been efforts to erode the protection of the anti-cherrypicking provision.  FERC issued an order that would have required TVA to interconnect its transmission system with the transmission system of East Kentucky Power Cooperative, Inc. (“East Kentucky”) in what TVA believed was a violation of the anti-cherrypicking provision.  See Item 3, Legal Proceedings.  Additionally, Senators Jim Bunning and Mitch McConnell introduced the Access to Competitive Power Act of 2007 in the Senate that would, among other things, provide that the anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operations — Legislative and Regulatory Matters.  While the FERC action involving East Kentucky now appears to be moot and the proposed legislation has not made it to the Senate floor, the events illustrate how the protection to TVA’s service area provided by the anti-cherrypicking provision could be called into question and perhaps eliminated at some time in the future.

Legislation. TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Since Congress has the authority to change this legislation, TVA is subject to more legislative risks than most utilities.  Given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that would have a profound, detrimental impact on TVA’s activities could become law with little or no advance notice.  For a discussion of the potential impact of legislation on TVA, see Item 1A, Risk Factors.

Liquidity and Capital Resources

Sources of Liquidity

 To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash on hand and cash from operations, proceeds from the issuance of short-term and long-term debt, and proceeds from borrowings under TVA’s $150 million note with the U.S. Treasury.  TVA’s current liabilities exceed current assets because of the continued use of short-term debt as a funding source to meet cash needs as well as to meet scheduled maturities of long-term debt.

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  During 2007, TVA’s average daily balance of cash and cash equivalents on hand was $389 million.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

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

Summary Cash Flows.  A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2007	2006	2005
Cash provided by (used in):
Operating activities	$1,763	$2,014	$1,462
Investing activities	(1,661)	(1,727)	(1,188)
Financing activities	(473)	(289)	(255)
Net (decrease) increase in cash and cash equivalents	$(371)	$ (2)	$19
Issuance of Debt.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  At September 30, 2007, TVA had only two types of Bonds outstanding:  power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  See Note 10 — General.

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

Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for:

•	Operation, maintenance, and administration of its power system;

•	Payments to states and counties in lieu of taxes;

•	Debt service on outstanding Bonds;

•	Payments to the U.S. Treasury as a repayment of and a return on the Power Facilities Appropriation Investment; and

•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facilities Appropriation Investment, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.

Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:

•	The depreciation accruals and other charges representing the amortization of capital expenditures, and

•	The net proceeds from any disposition of power facilities,

for either

•	The reduction of its capital obligations (including Bonds and the Power Facilities Appropriation Investment), or

•	Investment in power assets.

TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.

As discussed above, TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund working capital requirements.  During 2007, 2006, and 2005, the average outstanding balance of discount notes was $2.3 billion, $2.0 billion, and $2.1 billion, respectively, and the weighted average interest rate on discount notes was 5.17 percent, 4.47 percent, and 2.70 percent, respectively.  At September 30, 2007, $1.4 billion of discount notes were outstanding with a weighted average interest rate of 4.74 percent.  The discount notes are not listed on any stock exchange.

TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During 2007 and 2006, TVA issued $1.0 and $1.1 billion of power bonds, respectively, and redeemed $470 million, and $1.2 billion of power bonds, respectively.  At September 30, 2007, outstanding power bonds (including current maturities of long-term debt) consisted of the following:

Outstanding Power Bonds
As of September 30, 2007

CUSIP or Other Identifier	Maturity	Coupon Rate	PrincipalAmount [1]	Stock Exchange Listings
electronotes®	01/15/2008 - 10/15/2026	2.450% - 6.125% [2]	$1,117	None
880591DB5	11/13/2008	5.375%	2,000	New York, Hong Kong, Luxembourg, Singapore
880591DN9	01/18/2011	5.625%	1,000	New York, Luxembourg
880591DL3	05/23/2012	7.140%	29	New York
880591DT6	05/23/2012	6.790%	1,486	New York
880591CW0	03/15/2013	6.000%	1,359	New York, Hong Kong, Luxembourg, Singapore
880591DW9	08/01/2013	4.750%	990	New York, Luxembourg
880591DY5	06/15/2015	4.375%	1,000	New York, Luxembourg
880591DS8	12/15/2016	4.875%	524	New York
880591EA6	07/18/2017	5.500%	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%	750	New York
880591DC3	06/07/2021	5.805% [3]	409	New York, Luxembourg
880591CJ9	11/01/2025	6.750%	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300	06/01/2028	5.490%	466	New York
880591409	05/01/2029	5.618%	410	New York
880591DM1	05/01/2030	7.125%	1,000	New York, Luxembourg
880591DP4	06/07/2032	6.587% [3]	512	New York, Luxembourg
880591DV1	07/15/2033	4.700%	472	New York, Luxembourg
880591DX7	06/15/2035	4.650%	436	New York
880591CK6	04/01/2036	5.980%	121	New York
880591CS9	04/01/2036	5.880%	1,500	New York
880591CP5	01/15/2038	6.150%	1,000	New York
880591BL5	04/15/2042	8.250%	1,000	New York
880591DU3	06/07/2043	4.962% [3]	307	New York, Luxembourg
880591CF7	07/15/2045	6.235%	140	New York
880591DZ2	04/01/2056	5.375%	1,000	New York
Subtotal			21,378
Unamortized discounts, premiums, and other			(189)
Total outstanding power bonds, net			$21,189

 Notes:
(1)       The above table includes net exchange losses from currency transactions of $299 million at September 30, 2007.
(2)       The weighted average interest rate of TVA’s outstanding electronotes® was 4.76 percent at September 30, 2007.
(3)       The coupon rate represents TVA’s effective interest rate.

As of September 30, 2007, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  TVA’s rated Bonds are currently rated “Aaa” by Moody’s Investors Service and/or “AAA” by Standard & Poor’s and/or Fitch Ratings, which are the highest ratings assigned by these agencies. The ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies. Ratings are assigned independently, and each should be evaluated as such.

For additional information about TVA debt issuance activity and debt instruments issued and outstanding as of September 30, 2007 and 2006, including identifiers, rates, maturities, outstanding principal amounts, and redemption features, see Note 10.

$150 Million Note with U.S. Treasury.  TVA has access to financing arrangements with the U.S. Treasury, whereby the U.S. Treasury is authorized to accept a short-term note with maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million. Interest accrues daily and is paid quarterly at a rate determined by the U.S. Secretary of the Treasury each month based on the average of outstanding obligations of the United States with maturities of one year or less.  During 2007, 2006, and 2005, the daily average amounts outstanding were approximately $132 million, $131 million, and $103 million, respectively.  The outstanding balances were repaid quarterly.  See Note 8 and Note 10 — Short-Term Debt.

Credit Facilities.   In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 14, 2008, and the other of which matures on November 10, 2008. See Note 17 — Revolving Credit Facility Agreement. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at September 30, 2007. TVA anticipates renewing each credit facility from time to time.

Call Monetization Transactions.  From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Through September 30, 2007, TVA has entered into four swaption transactions that generated proceeds of $261 million.

•
In 2003, TVA monetized the call provisions on a $1 billion Bond issue and a $476 million Bond issue by entering into swaption agreements with a third party in exchange for $175 million and $81 million, respectively.

•	In 2005, TVA monetized the call provisions on two Bond issues ($42 million total par value) by entering into swaption agreements with a third party in exchange for $5 million.

For more information regarding TVA’s call monetization transactions, see Note 9 — Swaptions and Related Interest Rate Swap.

Sales of Receivables/Loans.  From time to time TVA obtains proceeds from selling receivables and loans. During 2007, TVA sold $2 million of receivables at par such that TVA did not recognize a gain or loss on the sale. These were receivables from a power customer related to the construction of a substation.  The proceeds from the sale of these receivables are included within the Cash Flow Statement under the caption Cash flows from investing activities.

During 2006, TVA sold $22 million of receivables at par such that TVA did not recognize a gain or loss on the sale. Of this amount, $11 million represented receivables from power customers related to the construction of a substation and other energy conservation projects, and the proceeds from the sale of these receivables are included within the Cash Flow Statement under the caption Cash flows from investing activities.

During 2005, TVA sold $60 million of receivables at par such that TVA did not recognize a gain or loss on the sale. Of this amount, $1 million represented receivables from power customers related to the construction of a substation and other energy conservation projects, and the proceeds from the sale of these receivables are included within the Cash Flow Statement under the caption Cash flows from investing activities. Additionally, TVA sold a portfolio of 51 power distributor customer loans receivable. The portfolio was sold for $55 million, without recourse to TVA, and contained loans with maturities ranging from less than one year to over 34 years. The principal amount due on the loans at the time of the sale was $57 million. The $2 million loss is reported in Other income, net on the Income Statement for the year ended September 30, 2005.

TVA did not retain any claim on these loans and receivables sold, and they are no longer reported on TVA’s Balance Sheets. For more information regarding TVA’s sales of receivables and loans, see Note 1 — Sales of Receivables/Loans.

2007 Compared to 2006

Net cash provided by operating activities decreased from $2,014 million in 2006 to $1,763 million in 2007.  This $251 million decrease primarily resulted from:

•
An increase in cash paid for fuel and purchased power of $249 million due to higher volume of fuel and purchased power needed to replace hydroelectric generation as well as increased market prices for fuel;

•	An increase in cash outlays for routine and recurring operating costs of $108 million;

•	An increase in tax equivalent payments of $76 million; and

•	An increase in expenditures for nuclear refueling outages of $24 million due to three planned outages in 2007 compared to two planned outages in the prior year.

These items were partially offset by:

•
A $100 million decrease in cash used by changes in working capital resulting primarily from a smaller increase in accounts receivable of $142 million, partially offset by a smaller increase in accounts payable and accrued liabilities of $45 million.

•
Cash provided by deferred items of $61 million in 2007 compared to a $35 million net use of cash in 2006.  This change is primarily due to funds collected in rates during 2007 that were used to fund future generation.  See Note 1— Reserve for Future Generation.

•	A decrease in cash paid for interest of $33 million in 2007.

Cash used in investing activities decreased from $1,727 million in 2006 to $1,661 million in 2007.  This $66 million decrease resulted primarily from:

•	A decrease in expenditures for capital projects of $93 million.

o	This decrease is primarily a result of a decrease in expenditures for the Browns Ferry Unit 1 restart project of $262 million.

o	This item was partially offset by:

–	An increase in expenditures of $47 million related primarily to the Watts Bar Nuclear Plant steam generator replacement project;

–	Increased expenditures related to TVA’s coal-fired plants of $106 million primarily resulting from:

•	Extensive repairs during an extended outage at Paradise Fossil Plant;

•	The rehabilitation of a precipitator at Colbert Fossil Plant; and

•	Increased clean air expenditures primarily related to the scrubber projects at the Kingston and Bull Run Fossil Plants; and

–	Increased administrative capital expenditures related to certain process and system improvements.

•	A source of cash from collateral deposits in 2007 of $48 million as compared to a net use of cash of $91 million in 2006. See Note 1 — Restricted Cash and Investments.

•	Expenditures for the enrichment and fabrication of nuclear fuel of $26 million related to the restart of Browns Ferry Unit 1.

These items were partially offset by:

•	An increase in expenditures of $111 million to acquire the Gleason and Marshall County combustion turbine facilities in 2007.

•	A $40 million contribution to the Asset Retirement Trust. See Note 1 — Investment Funds

•	A damage award of $35 million that TVA received in 2006 in its breach of contract suit against the DOE not present in 2007.

Net cash used in financing activities increased from $289 million in 2006 to $473 million in 2007.  This $184 million increase resulted primarily from:

•	A decrease of $92 million in long-term debt issues; and

•	An increase in net redemptions of short-term debt of $862 million.

These items were partially offset by a decrease in redemptions of long-term debt of $771 million in 2007 compared to 2006.

2006 Compared to 2005

Net cash provided by operating activities increased $552 million from 2005 to 2006.  This increase resulted from:

•
An increase in cash provided by operating revenues of $1.4 billion primarily from higher average rates from rate actions effective in October 2005 and April 2006 and, to a lesser extent, from increased demand in 2006;

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

•
An increase in expenditures for the enrichment and fabrication of nuclear fuel of $136 million for the Sequoyah Unit 2 and Watts Bar Unit 1 reloads scheduled to be completed in the first quarter of 2007, and expenditures related to uranium conversion and enrichment for Browns Ferry Unit 1;

•
An increase in expenditures for capital projects of $60 million primarily due to increases in transmission construction projects related to reliability and load growth on the TVA system, including a substation and a 500-kv transmission line on the bulk transmission system, an increase in expenditures for nuclear projects of $17 million primarily for the Browns Ferry Unit 1 restart, and a corresponding increase in allowance for funds used during construction of $35 million; partially offset by decreases in clean air expenditures of $20 million related to project completions and a decrease in hydroelectric expenditures of $26 million; and

•	A decrease in proceeds received from the sale of certain receivables/loans of $45 million compared to the same period of 2005.

These items were partially offset by:

•	A damage award in 2006 of $35 million in TVA’s breach of contract suit against the DOE; and

•	A smaller increase in collateral deposits in 2006 of $16 million as compared to 2005. See Note 1 — Restricted Cash and Investments.

Net cash used in financing activities was $34 million greater in 2006 than 2005 primarily due to:

•	A decrease in issuance of long-term debt of $518 million;

•	Net issuances of short-term debt of $546 million in 2005 compared to net redemptions of short-term debt of $93 million in 2006; and

•	An increase in payments to the U.S. Treasury of $2 million due to changes in interest rates.

These items were partially offset by:

•	A decrease in redemptions of long-term debt of $1.1 billion in 2006 compared to 2005.

Cash Requirements and Contractual Obligations

Due to the nature of the power industry, which requires large multi-year capital investments, using trends and multi-year forecasts is important in assessing the effectiveness of management’s decisions related to capital expenditures, pricing, and accessing capital markets.

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures 1
As of September 30

	Actual	Estimated Construction Expenditures
	2007	2008	2009	2010	2011	2012
Watts Bar Unit 2	$ –	$317	$670	$684	$547	$276
Other Capacity Expansion Expenditures	520	691	789	1,026	961	512
Clean Air Expenditures	240	386	313	276	260	433
Transmission Expenditures [2]	44	73	74	56	63	60
Other Capital Expenditures [3]	448	506	550	430	500	513
Total Capital Projects Requirements	$1,252 [4]	$1,973	$2,396	$2,472	$2,331	$1,794

Notes:

(1)   TVA plans to fund these expenditures with power revenues and proceeds from power program financings. This table shows only expenditures that are currently planned.  Additional expenditures may be required for TVA to meet the growing demand for power in its service area.

(2)    Transmission Expenditures include reimbursable projects.

(3)    Other Capital Expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.

(4)    The numbers above exclude allowance for funds used during construction of $165 million in 2007.

TVA conducts a continuing review of its construction expenditures and financing programs.  The amounts shown in the table above are forward-looking amounts based on a number of assumptions and are subject to various uncertainties.  Actual amounts may differ materially based upon a number of factors, including changes in assumptions about system load growth, environmental regulation, rates of inflation, total cost of major projects, and availability and cost of external sources of capital, as well as the outcome of the ongoing restructuring of the electric industry.  See Forward-Looking Information.

TVA does not anticipate receiving a financial return on its clean air expenditures because these expenditures neither generate revenues nor reduce costs.  In fact, clean air equipment will reduce the operating efficiency and increase the operating costs of TVA’s coal-fired units.  In the near term, TVA may be negatively impacted by investments in new generation (i.e., Watts Bar Unit 2) that are not expected to provide a cash return until put into service.

TVA also has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA’s estimates of future payments as of September 30, 2007.  See Notes 8, 10, and 14 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30

	Total		2008	2009	2010	2011	2012	Thereafter

Debt	$22,501	[1]	$1,512	$2,030	$62	$1,015	$1,525	$16,357
Interest payments relating to debt	21,061		1,235	1,173	1,118	1,088	1,059	15,388
Lease obligations
Capital	209		59	58	57	29	3	3
Non-cancelable operating	421		63	47	37	28	27	219
Purchase obligations
Power	4,760		186	183	194	195	196	3,806
Fuel	3,149		1,220	527	504	232	223	443
Other	561		310	157	24	16	15	39
Payments on other financings	1,473		89	85	89	95	97	1,018
Payment to U.S. Treasury [2]
Return of Power Facilities Appropriation Investment	130		20	20	20	20	20	30
Return on Power Facilities Appropriation Investment	258		19	22	21	20	18	158
Retirement plans	81		81	–	–	–	–	–
Total	$54,604		$ 4,794	$4,302	$2,126	$2,738	$3,183	$37,461

 Notes:
(1)  Does not include noncash items of foreign currency valuation loss of $299 million and net discount on sale of Bonds of $189 million.

(2)  TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest.  Because of this practice, there was no outstanding balance on the note as of September 30, 2007.  Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at September 30, 2007.   See Note 10 — Short-Term Debt.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments due in the year ending September 30

	Total	2008	2009	2010	2011	2012	Thereafter

Energy Prepayment Obligations	$1,138	$106	$105	$105	$105	$105	$612

Results of Operations

Financial Results

The following table compares operating results and selected statistics for 2007, 2006, and 2005:

Summary Statements of Income
For the years ended September 30

	2007	2006	2005

Operating revenues	$9,244	$9,175	$7,782
Revenue capitalized during pre-commercial plant operations	(57)	–	–
Operating expenses	(7,723)	(7,582)	(6,503)
Operating income	1,464	1,593	1,279
Other income	64	77	68
Other expense	(2)	(2)	(4)
Unrealized gain/(loss) on derivative contracts, net	41	(15)	3
Interest expense, net	(1,184)	(1,215)	(1,261)
Income before cumulative effects of accounting changes	383	438	85
Cumulative effect of change in accounting for conditional asset retirement obligations	–	(109)	–
Net income	$383	$329	$85

Sales (millions of kWh)	174,810	176,370	171,498

2007 Compared to 2006

Net income for 2007 was $383 million compared with net income of $329 million for 2006.  The $54 million increase in net income was mainly attributable to:

•	A $109 million cumulative expense charge in 2006 for adoption of a new accounting standard related to conditional asset retirement obligations that did not occur in 2007;

•	A $69 million increase in operating revenues;

•	A change of $56 million in net unrealized gain/(loss) on derivative contracts; and

•	Lower net interest expense of $31 million.

These items were partially offset by:

•	A $141 million increase in operating expenses;

•	A change of $57 million in revenue capitalized during pre-commercial plant operations; and

•	A $13 million decrease in other income.

Operating Revenues.  Operating revenues and electricity sales during 2007 and 2006 consisted of the following:

Operating Revenues and Electricity Sales For the years ended September 30
	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2007	2006	Percent Change	2007	2006	Percent Change

Operating revenues and sales of electricity
Municipalities and cooperatives	$ 7,774	$ 7,859	(1.1%)	141,742	143,343	(1.1%)
Industries directly served	1,221	1,065	14.6%	30,993	30,987	0.0%
Federal agencies and other	112	116	(3.4%)	2,075	2,040	1.7%
Other revenue	137	135	1.5%	–	–	–

Total operating revenues and sales of electricity	$ 9,244	$ 9,175	0.8%	174,810	176,370	(0.9%)

Significant items contributing to the $69 million increase in operating revenues included:

•	A $156 million increase in revenue from industries directly served attributable to an increase in average rates of 15.1 percent and a slight increase in sales; and

•	A $2 million increase in other revenue primarily due to increased revenue from salvage sales partially offset by decreased transmission revenues from wheeling activity.

These items were partially offset by:

•
An $85 million decrease in revenue from municipalities and cooperatives reflecting decreased sales of 1.1 percent partially offset by an increase in average rates of 0.9 percent that yielded $3 million in increased revenue; and

•	A $4 million decrease in revenue from Federal agencies and other.
o	This decrease was the result of an $8 million decrease in revenues from federal agencies directly served due to decreased sales of 3.0 percent, and a decrease in average rates of 4.4 percent.
o	This item was partially offset by a $4 million increase in off-system sales reflecting increased sales of 40.7 percent partially offset by a decrease in average rates of 6.5 percent.

During 2007 there was also a $57 million revenue offset related to the Browns Ferry Unit 1 pre-commercial plant operations.  See Note 1 — Capitalized Revenue During Pre-Commercial Plant Operations.

A significant item contributing to the 1,560 million kilowatt-hour decrease in electricity sales included a 1,601 million kilowatt-hour decrease in sales to municipalities and cooperatives attributable to a change in TVA's unbilled estimate methodology in 2006.  See Note 1 — Accounts Receivable.  This item was partially offset by an increase in residential power demand (which is more weather sensitive) as a result of an increase in combined degree days of 258 days, or 4.9 percent, during 2007.

This decrease in sales to municipalities and cooperatives was partially offset by:

•	A 35 million kilowatt-hour increase in sales to Federal agencies and other.
o	This increase was attributable to an 89 million kilowatt-hour increase in off-system sales mainly reflecting increased generation available for sale.
o
This item was partially offset by a 54 million kilowatt-hour decrease in sales to federal agencies directly served primarily due to a decrease in demand by one of TVA’s largest federal agencies directly served as a result of a change in the nature and scope of its load.

•	A 6 million kilowatt-hour increase in sales to industries directly served largely attributable to customer growth.

Operating Expenses. A table of operating expenses for 2007 and 2006 follows:

TVA Operating Expenses For the years ended September 30
	2007	2006	Percent Change
Operating expenses
Fuel and purchased power	$ 3,382	$ 3,333	1.5%
Operating and maintenance	2,382	2,372	0.4%
Depreciation, amortization, and accretion	1,481	1,492	(0.7%)
Tax equivalents	452	376	20.2%
Loss on asset impairment	26	9	NM
Total operating expenses	$ 7,723	$ 7,582	1.9%

Significant drivers contributing to the $141 million increase in total operating expenses included:

•
A $76 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2006 as compared to 2005.

•	A $49 million increase in Fuel and purchased power expense.

o	This increase was mainly due a $127 million increase in fuel expense.

–	The increase in fuel expense resulted primarily from:

▪	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 2.7 percent;

▪	Increased generation of 0.6 percent, 14.9 percent, and 2.5 percent at the coal-fired, combustion turbine, and nuclear plants, respectively, in part because of lower hydroelectric generation; and

▪
An FCA net deferral and amortization for fuel expense of $39 million.  In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were lower than the amount included in power rates during 2007.  This $39 million deferred amount will be refunded to customers in future FCA adjustments.

o	The increase in fuel expense was primarily offset by a $78 million decrease in purchased power expense.

–	The decrease in purchased power expense resulted mainly from:

▪	A decrease in the average purchase price of 0.8 percent; and

▪
An FCA net deferral and amortization for purchased power expense of $246 million.  In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates during 2007.  This $246 million deferred amount will be charged to customers in future FCA adjustments.

–
These items were partially offset by a 16.4 percent increase in the volume of purchased power to accommodate for decreased hydroelectric generation of 9.2 percent and the extended outage of Unit 3 at TVA’s Paradise Fossil Plant during the third quarter of 2007.

•	A $17 million increase in Loss on asset impairment from $9 million in 2006 to $26 million in 2007.

o	The $26 million Loss on asset impairment in 2007 resulted from:

–	A $17 million write-down of a scrubber project at Colbert during 2007; and

–	Write-downs of $9 million related to other Construction in progress assets during 2007.

o	The $9 million Loss on asset impairment in 2006 resulted from:

–
Write-downs of $7 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations; and

–	A $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex during 2006.

•	A $10 million increase in Operating and maintenance expense.

o	This increase was mainly a result of:

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $55 million due to:

•	An increase in outage days of 78 days as a result of four more planned outages during 2007,

•	Significant repair work on Unit 3 at Paradise Fossil Plant, and

•	Acquisition of new combustion turbine units during 2007;

–	A $17 million increase in expense primarily related to Watts Bar Unit 2 studies during 2007;

–	A $10 million increase in severance expense during 2007;

–	A $5 million increase in workers’ compensation expense primarily as a result of a 0.05 percent lower discount rate utilized during 2007 and increased costs to administer the program; and

–
An FCA net deferral and amortization for operating and maintenance expense of $10 million.  In accordance with the FCA methodology, TVA has deferred the amount of operating and maintenance costs that were lower than the amount included in power rates during 2007.  This $10 million deferred amount will be refunded to customers in future FCA adjustments.

o
These items were partially offset by decreased pension financing costs of $91 million as a result of a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets.

The increases in Tax equivalent payments, Fuel and purchased power expense, Loss on asset impairment, and Operating and maintenance expense were partially offset by:

•	An $11 million decrease in Depreciation, amortization, and accretion expense.

o
This decrease was mainly a result of a $25 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved by the Nuclear Regulatory Commission (“NRC”) on May 4, 2006.

o
This item was partially offset by a $14 million increase in accretion expense reflecting the adoption of FIN No. 47, the updated incremental accretion for SFAS No. 143, and an increase in ARO liability during 2007.

Other Income.  The $13 million decrease in other income was largely attributable to decreased interest income from short-term investments and decreased interest earnings on the collateral deposit funds held by TVA.

Unrealized Gain/(Loss) on Derivative Contracts, Net.  Significant items contributing to the $56 million change in net unrealized gain/(loss) on derivative contracts included:

•	A $58 million smaller loss related to the mark-to-market valuation adjustment of an embedded call option, from a $61 million loss during 2006 to a $3 million loss during 2007; and

•	A $9 million larger gain related to the mark-to-market valuation of swaption contracts, from a $19 million gain during 2006 to a $28 million gain during 2007.

These items were partially offset by an $11 million smaller gain related to the mark-to-market valuation adjustment of an interest rate swap contract, from a $27 million gain during 2006 to a $16 million gain during 2007.

Interest Expense.  Interest expense, outstanding debt, and interest rates during 2007 and 2006 were as follows:

Interest Expense For the years ended September 30
	2007	2006	PercentChange
Interest expense
Interest on debt	$1,342	$1,357	(1.1%)
Amortization of debt discount, issue, and reacquisition costs, net	19	21	(9.5%)
Allowance for funds used during construction and nuclear fuel expenditures	(177)	(163)	8.6%
Net interest expense	$1,184	$1,215	(2.6%)

	(percent)
	2007	2006	Percent Change
Interest rates (average)
Long-term	6.02	6.17	(2.4%)
Discount notes	5.21	4.47	16.6%
Blended	5.94	6.02	(1.3%)

Significant items contributing to the $31 million decrease in net interest expense included:

•	A decrease in the average long-term interest rate from 6.17 percent in 2006 to 6.02 percent in 2007;

•	A decrease of $283 million in the average balance of long-term outstanding debt in 2007; and

•	A $14 million increase in AFUDC due to a 4.0 percent increase in the construction work in progress base in 2007.

These items were partially offset by:

•	An increase in the average discount notes interest rate from 4.47 percent in 2006 to 5.21 percent in 2007; and

•	An increase of $260 million in the average balance of discount notes outstanding in 2007.

2006 Compared to 2005

Net income for 2006 was $329 million compared with net income of $85 million for 2005.  The $244 million increase in net income was mainly attributable to:

•	A $1,393 million increase in operating revenues;

•	Lower net interest expense of $46 million;

•	A $9 million increase in other income; and

•	Lower other expense of $2 million.

These items were partially offset by:

•	A $1,079 million increase in operating expenses;

•	A $109 million cumulative expense charge in 2006 for adoption of a new accounting standard related to conditional asset retirement obligations; and

•	A change of $18 million in net unrealized gain/(loss) on derivative contracts.

Operating Revenues.  Operating revenues and electricity sales during 2006 and 2005 consisted of the following:

Operating Revenues and Electricity Sales For the years ended September 30
	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2006	2005	Percent Change	2006	2005	Percent Change

Operating revenues and sales of electricity
Municipalities and cooperatives	$7,859	$6,539	20.2%	143,343	136,640	4.9%
Industries directly served	1,065	961	10.8%	30,987	30,872	0.4%
Federal agencies and other	116	181	(35.9%)	2,040	3,986	(48.8%)
Other revenue	135	101	33.7%	–	–	–

Total operating revenues and sales of electricity	$9,175	$7,782	17.9%	176,370	171,498	2.8%

Significant items contributing to the $1,393 million increase in operating revenues included:

•
A $1,320 million increase in revenue from municipalities and cooperatives reflecting increased sales of 4.9 percent and an increase in average rates of 14.6 percent.  Of this $1,320 million increase, $822 million relates to the rate adjustments effective October 1, 2005, and April 1, 2006.

•
A $104 million increase in revenue from industries directly served attributable to an increase in sales of 0.4 percent and an increase in average rates of 10.3 percent.  Of this $104 million increase, $41 million relates to the rate adjustments effective October 1, 2005, and April 1, 2006.

•	A $34 million increase in other revenue primarily due to increased transmission revenues from wheeling activity.

The rate adjustments, effective the first quarter and third quarter of 2006, contributed about $873 million to the increase in revenues on firm-based products during 2006 as compared to 2005.  Firm-based products carry higher rates since they offer the most reliable power supply.  As a result, customers purchasing these products are the last to have their supply interrupted during a system emergency.  An additional $237 million of the increase in revenues was due to higher average rates related to a shift in product and customer mix and higher rates for variable priced products.

These items were partially offset by:

•	A $65 million decrease in revenues from Federal agencies and other.

o
This decrease was due to an $82 million decrease in off-system sales reflecting decreased sales of 90.3 percent and reduced generation of 2.7 percent, which includes a 36.6 percent decrease in hydroelectric generation resulting from dry conditions in 2006.

o
This item was partially offset by a $17 million increase in revenues from federal agencies directly served due to increased sales of 4.9 percent and an increase in average rates of 14.3 percent.  Of this $17 million increase, $10 million relates to the rate adjustments effective October 1, 2005, and April 1, 2006.

Significant items contributing to the 4,872 million kilowatt-hour increase in electricity sales included:

•	A 6,703 million kilowatt-hour increase in sales to municipalities and cooperatives.

o	This increase was primarily due to:

–	A 4,707 million kilowatt-hour increase resulting from a change in the unbilled estimate methodology used in 2006 as compared to 2005; and

–	A 1,996 million kilowatt-hour increase in sales demand by municipalities and cooperatives during 2006.

•
A 115 million kilowatt-hour increase in sales to industries directly served as a result of increased demand by one of TVA’s largest directly served industrial customers to accommodate higher production levels at its facility, partially offset by decreased sales to other large directly served industrial customers reflecting reduced demand due to more unplanned outages and lower production levels at those facilities compared to the prior year.

These items were partially offset by:

•	A 1,946 million kilowatt-hour decrease in sales to Federal agencies and other.

o	This decrease was due to a 2,031 million kilowatt-hour decrease in off-system sales mainly reflecting decreased generation available for sale.

o	This item was partially offset by an 85 million kilowatt-hour increase in sales to federal agencies directly served primarily due to increased demand of 34.5 percent for other miscellaneous products.

Operating Expenses. A table of operating expenses for 2006 and 2005 follows:

TVA Operating Expenses For the years ended September 30
	2006	2005	Percent Change
Operating expenses
Fuel and purchased power	$ 3,333	$ 2,601	28.1%
Operating and maintenance	2,372	2,359	0.6%
Depreciation, amortization, and accretion	1,492	1,154	29.3%
Tax equivalents	376	365	3.0%
Loss on asset impairment	9	24	(62.5%)
Total operating expenses	$ 7,582	$ 6,503	16.6%

Significant drivers contributing to the $1,079 million increase in total operating expenses included:

•	A $732 million increase in Fuel and purchased power expense.

o	This increase was a result of a $377 million increase in fuel expense and a $355 million increase in purchased power expense.

–	The increased fuel costs were largely attributable to:

▪	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 19.0 percent; and

▪	Increased generation of 1.2 percent, 3.0 percent, and 0.3 percent at the coal-fired, combustion turbine, and nuclear plants, respectively, in part because of lower hydroelectric generation.

–	The increased purchased power expense was mainly a result of:

▪	Increased average purchase price of 16.3 percent; and

▪	Higher volume acquired of 27.7 percent to accommodate for decreased hydroelectric generation and for slightly lower asset availability in 2006 than in 2005.

•	A $338 million increase in Depreciation, amortization, and accretion expense.

o	This increase was primarily a result of:

–	Increased amortization expense of $388 million largely as a result of the amortization of the deferred cost of nuclear generating units at Bellefonte Nuclear Plant; and

–	A $1 million increase in accretion expense mainly reflecting an increase in ARO liability during 2006.

o
These items were partially offset by a $51 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extensions approved by the NRC on May 4, 2006.

•	A $13 million increase in Operating and maintenance expense.

o	This increase was primarily due to:

–	Increased routine operating and maintenance costs at nuclear plants of $21 million as a result of increased labor costs, more forced outages, and the timing of contracts and billings during 2006; and

–	Increased benefits expense of $19 million attributable to increased pension related retirement costs and increased health care and dental costs during 2006.

o	These items were partially offset by decreased workers’ compensation expense of $29 million largely due to a 0.30 percent higher discount rate utilized in 2006.

•	An $11 million increase in Tax equivalent payments due to increased gross revenues from the sale of power of 3.1 percent during 2005 as compared to 2004.

                 The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments were partially offset by:

•	A $15 million decrease in Loss on asset impairment from $24 million in 2005 to $9 million in 2006.

o	The $9 million Loss on asset impairment during 2006 resulted from:

–
Write-downs of $7 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations; and

–	A $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Complex.

o	The $24 million Loss on asset impairment during 2005 resulted from:

–
Write-downs of $16 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations; and

–	An $8 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Complex.

Other Income.  The $9 million increase in other income was largely attributable to increased interest earnings on the collateral deposit funds held by TVA and increased interest income from short-term investments.

Other Expense.  The $2 million decrease in other expense was due to the loss of $2 million on the sale of distributor customer loan program receivables in 2005 not present in 2006.

Unrealized Gain/(Loss) on Derivative Contracts, Net.  The significant item contributing to the $18 million change in net unrealized gain/(loss) on derivative contracts was a $177 million net change related to the mark-to-market valuation adjustment of an embedded call option, from a $116 million gain during 2005 to a $61 million loss during 2006.

This item was partially offset by:

•	A $108 million net change related to the mark-to-market valuation adjustment of swaption contracts, from an $89 million loss during 2005 to a $19 million gain during 2006;

•	A $45 million net change related to the mark-to-market valuation adjustment of an interest rate swap contract, from an $18 million loss during 2005 to a $27 million gain during 2006; and

•	A $6 million unrealized net loss related to the mark-to-market valuation of sulfur dioxide emissions allowance call options during the first quarter of 2005 not present in 2006.

Interest Expense. Interest expense, outstanding debt, and interest rates during 2006 and 2005 were as follows:

Interest Expense For the years ended September 30
	2006	2005	PercentChange
Interest expense
Interest on debt	$1,357	$1,356	0.1%
Amortization of debt discount, issue, and reacquisition costs, net	21	21	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(163)	(116)	40.5%
Net interest expense	$1,215	$1,261	(3.6%)

	(percent)
	2006	2005	Percent Change
Interest rates (average)
Long-term	6.17	6.25	(1.3%)
Discount notes	4.47	2.70	65.6%
Blended	6.02	5.93	1.5%

Significant items contributing to the $46 million decrease in net interest expense included:

•	A decrease in the average long-term interest rate from 6.25 percent in 2005 to 6.17 percent in 2006;

•	A decrease of $407 million in the average balance of long-term outstanding debt in 2006;

•	A decrease of $75 million in the average balance of discount notes outstanding in 2006; and

•	A $47 million increase in AFUDC due to a 31.4 percent increase in the construction work in progress base in 2006.

These items were partially offset by an increase in the average discount notes interest rate from 2.70 percent to 4.47 percent between 2005 and 2006.

Off-Balance Sheet Arrangements

TVA has entered into one transaction that could constitute an off-balance sheet arrangement.  In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2007.  Power purchases for 2007 under the agreement amounted to $122 million, and the remaining financial commitment under this agreement is $4.4 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

See the discussion of variable interest entities in Note 7.

Asset Retirement Trust

                 In September 2007, the TVA Board approved the establishment of an asset retirement trust (“ART”) to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  The purpose of the trust is to hold funds for the contemplated future retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets.  TVA made a $40 million initial contribution to the trust on September 28, 2007.  While similar in concept, the ART is separate from TVA's nuclear decommissioning trust fund.  TVA is not legally obligated to establish or maintain a trust for non-nuclear related obligations nor obligated to make any future contributions, regardless of funded status. Future contributions may be made at the discretion of the TVA Board.

Critical Accounting Policies and Estimates

                 The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  TVA’s critical accounting policies are also discussed in Note 1.

      Regulatory Accounting

TVA’s power rates are not subject to regulation through a public service commission or other similar entity.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises–Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.  See Note 5.

Long-Lived Assets

TVA capitalizes long-lived assets such as property, plant, and equipment at historical cost, which includes direct and indirect costs and AFUDC.  TVA recovers the costs of these long-lived assets through depreciation of the physical assets as they are consumed in the process of providing products or services.  Depreciation is generally computed on a straight-line basis over the estimated productive lives of the various classes of assets.  When TVA retires its regulated long-lived assets, it charges the original asset cost plus removal costs, less salvage value, to accumulated depreciation in accordance with utility industry practice.

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

Revenue Recognition

Revenues from power sales are recorded as power is delivered to customers.  TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the end of the billing cycle to the end of the month.  The methodology for estimating unbilled revenue from electricity sales uses meter readings for each customer for the current billing period.  See Note 1 — Revenues.

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations may be made based on engineering studies.  For nuclear assets, the studies are performed annually in accordance with NRC requirements.  For non-nuclear assets, revisions are made annually in accordance with guidance provided by SFAS No. 143 and FIN No. 47.  See Note 4.

Nuclear Decommissioning

                Utilities that own and operate nuclear plants are required to use different procedures in estimating nuclear decommissioning costs under SFAS No. 143 than those that are used in estimating nuclear decommissioning costs that are reported to the NRC.  The difference in the discount rates used to calculate the present value of decommissioning costs under SFAS No. 143 versus the NRC has the greatest impact.  Accordingly, the two sets of procedures produce different estimates for the costs of decommissioning.  At September 30, 2007, the present value of the estimated future nuclear decommissioning cost under SFAS No. 143 was $1.6 billion and was included in Asset retirement obligations, and the unamortized regulatory asset of $419 million was included in Other regulatory assets.  Under the NRC’s regulations, the present value of the estimated future nuclear decommissioning cost was $699 million at September 30, 2007.  This decommissioning cost estimate is based on NRC’s requirements for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

                TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust’s funds are invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the fund are invested in debt and equity securities and certain derivative instruments.  The derivative instruments are used across various asset classes to achieve a desired investment structure.  The balance in the trust as of September 30, 2007, is greater than the present value of the estimated future nuclear decommissioning costs under the NRC methodology but is less than the present value of the estimated future nuclear decommissioning costs under SFAS No. 143.

           The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs:

•
Timing – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant’s retirement must be estimated.  At a multiple unit site, the expiration of the unit with the latest to expire operating license is typically used for this purpose, or an assumption could be made that the plant will be relicensed and operate for some time beyond the original license term.  Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in SAFSTOR status — a status authorized by applicable regulations which allows for a nuclear facility to be maintained and monitored in a condition that allows the radioactivity to decay, after which the facility is decommissioned and dismantled.  While the impact of these assumptions cannot be determined with precision, assuming either license extension or use of SAFSTOR status can significantly decrease the present value of these obligations.

•
Technology and Regulation – There is limited experience with actual decommissioning of large nuclear facilities.  Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly.  The impact of these potential changes is not presently determinable.  TVA’s cost studies assume current technology and regulations.

•	Discount Rate – TVA uses a blended rate of 5.32 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligation.

•	Investment Rate of Return – TVA assumes that its decommissioning fund will achieve a rate of return that is five percent greater than the rate of inflation.

•	Cost Escalation Factors – TVA’s decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by four percent annually.

Pension and Other Postretirement Benefits

TVA sponsors a defined benefit pension plan with two structures which cover substantially all employees.  The TVA Retirement System (“TVARS”), a separate legal entity governed by its own board of directors, administers TVA-sponsored retirement plans.  Additionally, TVA provides postretirement health care benefits for substantially all employees who reach retirement age while still working for TVA.  TVA’s costs of providing these benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  The most significant of these factors are discussed below.

Expected Return on Plan Assets.  The expected return on pension plan assets used to develop net pension cost was 8.75 percent, 8.25 percent, and 8.25 percent during 2007, 2006, and 2005, respectively, and is determined at the beginning of the period.  Changes in the rate were generally due to higher expected future returns based on studies performed by TVA’s external investment advisors.  A higher expected rate of return decreases net periodic pension cost which in turn increases profitability.  TVA plans to continue to utilize an expected rate of return of 8.75 percent for 2008.  The 2008 expected rate of return reflects a change in the allocation policy of TVARS assets.  The change in the allocation policy of TVARS assets was based on a recommendation by TVARS’ investment consultant.  The changes in the expected return on plan assets discussed above do not affect TVA’s postretirement benefits plan because TVA does not separately set aside assets to fund such benefits.  TVA funds its postretirement plan benefits on an as-paid basis.

Discount Rate. In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a proprietary bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  The discount rate used to determine pension expense was 5.90 percent, 5.38 percent, and 5.81 percent during 2007, 2006, and 2005, respectively.  The discount rate is determined at the beginning of the period.  TVA plans to use a discount rate of 6.25 percent in the determination of 2008 net periodic pension cost as well as to value plan obligations at the end of 2007.  Changes in the discount rate were due to increased long-term interest rates.  The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.  Similar adjustments were made to the discount rate used to determine postretirement benefit cost.  The discount rate used to determine the postretirement benefits cost is the same rate used to determine pension benefits cost due to a similar expected duration of the postretirement and pension benefit obligations.  A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and postretirement benefits costs for those plans where actuarial losses are being amortized.  On the other hand, a lower discount rate increases net periodic pension and postretirement benefits costs and thus reduces profitability.

The expected rate of return on pension plan assets and the discount rate as well as the amortization of actuarial gains and losses were determined in accordance with consistent methodologies, as described in Note 13.

Mortality.  Mortality assumptions are based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  The study supports the use of mortality rates as depicted within the 1983 Group Annuity Mortality tables.  For the pension plan, the actuarial loss due to mortality experience in 2007, 2006, and 2005 was $20 million, $10 million, and $30 million, respectively.  Such losses represent less than one half of one percent of the plan’s projected benefit obligation at the respective measurement dates.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension costs to changes in certain actuarial assumptions:

Sensitivity of Pension Costs to Changes in Assumptions

Actuarial Assumption	Change in Assumption	Impact on 2008 Pension Cost	Impact on 2007 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$17	$236
Rate of return on plan assets	(0.25%)	$17	NA
Rate of compensation	0.25%	$4	$22

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review process, TVA did not reset its health care cost trend rate assumption used in calculating the 2007 and 2006 accumulated postretirement benefit obligations.  The assumed health care trend rate used for 2007 was 8.0 percent which represents a one-half percent reduction from the 8.5 percent trend rate used during 2006. Prior to 2006, TVA used a health care cost trend rate of 9.0 percent during each of the four preceding years. The 2007 health care cost trend rate of 8.0 percent is assumed to gradually decrease each successive year until it reaches a five percent annual increase in health care costs in the year beginning October 1, 2013, and beyond.

The following chart reflects the sensitivity of postretirement benefit costs to changes in certain actuarial assumptions:

Sensitivity of Postretirement Benefit Costs to Changes in Assumptions

Actuarial Assumption	Change in Assumption	Impact on 2008 Postretirement Benefit Cost	Impact on 2007 Projected Postretirement Benefit Obligation
	(Increase in millions)

Health care cost trend	0.25%	$1	$15
Discount rate	(0.25%)	$1	$14

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Accounting Mechanisms.  In accordance with current accounting methodologies, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  In this case, the excess is amortized over the average remaining service period of active employees.

Additionally, TVA smoothes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, the losses that the pension plan assets experienced in 2002 and 2001 may have an adverse impact on pension cost in future years depending on whether the actuarial losses at each measurement date exceed the 10 percent corridor in accordance with current accounting methodologies.

Due to negative pension plan asset returns in 2002 and 2001, in conjunction with other related market conditions, TVA’s accumulated benefit obligation at September 30, 2007 and 2006 exceeded plan assets.  As a result, TVA was required to recognize an additional minimum pension liability as prescribed in SFAS No. 87.  The charge to establish the additional minimum liability and the subsequent changes thereto were recorded in Other comprehensive income, again in accordance with the requirements of SFAS No. 87.  However, TVA reclassified all such minimum pension liability changes to a regulatory asset in accordance with SFAS No. 71.  The regulatory treatment of the original changes was deemed necessary because it would be improper to presume a level of future earnings on pension assets sufficient to fully recover, within a period of one year, all such costs included in Other comprehensive income.  Prior to adopting SFAS No. 158, the additional minimum liability was reduced $653 million through direct corresponding entries to the established regulatory asset.  Subsequent to TVA’s adoption of SFAS No. 158, the regulatory asset and pension benefit obligation was increased $323 million to recognize the total unfunded pension obligation of $621 million, and $239 million of unamortized prior service cost carried as an intangible asset was reclassified to Accumulated othercomprehensive income as required by the accounting standard.

Medicare Provisions.  There have been several recent developments related to retiree health care benefits, including cost sharing and legislation, such as Medicare Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, employers may receive retiree drug subsidies for Medicare-eligible retirees who enroll in the employer’s retiree prescription drug plan, provided that the plan is determined to be “actuarially equivalent” to standard coverage provided under Medicare Part D.  TVA determined that its retiree prescription drug coverage did not qualify for retiree drug subsidies.  As a result, through its prescription benefit manager, TVA maintained for 2007 an employer-sponsored prescription drug plan (“PDP”).  By providing an employer-sponsored PDP, TVA’s prescription benefit manager receives subsidies from Medicare which are passed through to Medicare-eligible retirees in the form of lower premiums.  See Note 13 for further description.

Changes in Accounting

At its September 27, 2007, meeting, the TVA Board approved the following changes in ratemaking, which result in changes in accounting for these types of transactions.

Allowance for Funds Used During Construction.  Capitalization of interest and other financing costs has been a generally accepted practice in the utility industry. The concept of permitting the capitalization of interest on major plant construction projects results from a regulatory philosophy that today's customers should not pay for the costs of financing construction that will benefit only future customers. As a result, major plant construction costs are not included in rates until the plant is placed in service. To provide a return on investment during a period of construction, utilities typically recover the cost of construction funds from future users by capitalizing a portion of current interest costs associated with funds invested in the construction projects.  This capitalized interest is referred to as AFUDC.

In accordance with the accounting policy that was in effect on September 30, 2007, TVA capitalized a portion of current interest costs associated with funds invested in most construction projects and most nuclear fuel inventories.  Beginning in 2008, TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest will continue to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC will continue to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria will not be capitalized as AFUDC, will remain in the Statement of Income, and will be recovered in current year rates as a component of interest expense.  TVA recorded a total of $177 million in AFUDC in 2007, of which $165 million was related to construction work in progress.  TVA anticipates that it will record lower AFUDC related to construction projects in future years, particularly in 2008, as a result of the new policy.

Call Monetizations.  From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party an option to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Selling such an option creates a liability for TVA until such time as TVA buys back the option or until the option matures.

These call monetization transactions result in long-term liabilities which are marked to market each quarter.  In accordance with the accounting policy that was in effect on September 30, 2007, the changes in the value of these liabilities were reported as unrealized gains or losses through TVA’s income statement in accordance with SFAS No. 133. The volatility of the valuations resulted in the recognition of sizable amounts of non-cash expense or income, which affects net income.

Beginning in 2008, the TVA Board approved the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions in order to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in

TVA’s income statement.  If this new accounting treatment were effective during 2007, TVA’s net income for 2007 would have been reduced by less than $50 million.

New Accounting Standards and Interpretations

Accounting Changes and Error Corrections.  In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became effective for TVA beginning in 2007 and did not have an impact on TVA’s financial statements for 2007.

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airline” and Accounting Principles Board Opinion No. 28, “Interim FinancialReporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method. The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. TVA will adopt this guidance for 2008.  Because TVA’s policy is to expense maintenance costs as incurred (direct expensing method), the adoption of this FSP is not expected to have a material impact on TVA’s results of operations or financial position.

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

Offsetting Amounts.  On April 30, 2007, FASB issued FASB Staff Position (“FSP”) FIN No. 39-1,“Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The

FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in the FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.  At this time, TVA is evaluating the requirements of this guidance and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.

 Employers’ Accounting for Defined Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The standard requires an employer to:  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

Upon adoption of SFAS No. 158, TVA recorded a net benefit liability equal to the underfunded status of certain pension and other postretirement benefit plans at September 30, 2007 in the amounts of $664 million and $464 million, respectively.  On September 30, 2007, the unrecognized prior service costs and unrecognized gains and losses were recognized as components of accumulated other comprehensive income which were then reclassified to and recorded as components of a regulatory asset related to TVA's unfunded benefit plans.  TVA did not have any unrecognized transition obligation losses.  At September 30, 2007, TVA's unfunded benefit plans' regulatory asset included unamortized prior service costs and unamortized net actuarial losses of approximately $830 million and $143 million, respectively, related to pensions and other postretirement benefits.

Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs, as recorded with SFAS No. 87 and SFAS No.106, and costs recovered through the ratemaking process.  As a result of the adoption of SFAS No. 158, TVA increased the existing unfunded benefit plans' regulatory asset by approximately $721 million related to the defined benefit pension and postretirement plans for amounts that would otherwise be charged to accumulated other comprehensive income under SFAS No. 158.  See Note 13.

Legislative and Regulatory Matters

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
•
Allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2008. Funding for TVA’s Office of the Inspector General is currently established by TVA.

The first recommendation has been included in a draft bill prepared by OMB, but it has not been introduced in Congress. The other recommendations have not been introduced in any legislation.

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell, from Kentucky, introduced the Access to Competitive Power Act of 2007 in the Senate.  Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service.  With regard to TVA, the bill would generally provide, among other things, that:

(1)
The anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded;

(2)
Distributors that have given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to receive partial requirements from TVA and elect, not later than 180 days after enactment, to rescind the termination notice “without the imposition of a reintegration fee or any similar fee;

(3)
Distributors that have not given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to receive partial requirements from TVA within a ratable limit, which cumulatively stays within a three percent compounded annual growth rate on the TVA system; and

(4)
Any distributor that terminates its power supply contract with TVA in whole or in part would have the federal statutory right to directly receive its share of SEPA power that is otherwise being delivered to TVA for the benefit of all distributors.

                On August 4, 2007, the House of Representatives passed H.R. 3221, which, among other things, calls for annual reductions in greenhouse gas emissions produced by the federal government or resulting from federal activities, with a goal of having zero emissions by fiscal year 2050.  Each agency (including TVA) would be required to report greenhouse gas emissions resulting from commercial air travel of federal employees or contractors, or electricity used by the agency or its contractors.  Because the bill does not exclude power plants, TVA would most likely have to report any greenhouse gas emissions in the generation of electricity resulting from TVA’s power production activities, as well as any greenhouse gas emissions produced by non-federal entities from which TVA buys power.

 No later than 18 months after enactment, the EPA would be required to promulgate annual reduction targets for the quantity of greenhouse gas emissions, expressed as CO2 equivalents, of agencies, taken collectively, for each of fiscal years 2010 through 2050.  The President may exempt an agency from complying with the emissions target (if based on a Presidential determination that the exemption is in the paramount interest of the United States), but only for one year at a time.

 The Senate passed a different energy bill that did not include a greenhouse gas reduction provision applicable to federal agencies.  For an energy bill to become law, the U.S. House of Representatives and U.S. Senate will have to reach mutual agreement on a bill.  A conference committee would decide on the provisions of a joint energy bill.  It is unclear at this time whether a provision addressing the greenhouse gas emissions of federal agencies would be included in any energy bill, whether the two current versions are conferenced, or in any subsequent energy legislation which might be introduced and considered.

 If enacted in its current form, the House bill would adversely affect TVA by forcing it to change or curtail some power generation operations, and/or by requiring the installation of mechanisms for compliance.  Additionally, because the bill applies to TVA but not to power generators outside the federal government, TVA would be subject to emission reduction requirements and expenses which other utilities would not have to bear.  The bill also provides a right for any “aggrieved person” to bring suit against TVA or any agency that has not met its emission reduction requirement for any particular year.

 For a discussion of environmental legislation and regulation, see Item 1, Business — Environmental Matters.

 TVA can control neither what legislation becomes law nor what regulations are promulgated.  Even legislation or regulations of which TVA has been made aware may be changed in ways which are difficult to predict or which have unforeseen consequences.  TVA cannot therefore predict with certainty or with any accuracy whether the initiatives discussed above will become law in the future and in what form, and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors.

Environmental Matters

 TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental statutes and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.

 TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with the operation of TVA’s 59 coal-fired generating units.  While these evolving requirements will impact the operation of existing and new coal-fired and other fossil-fuel generating units, it is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  See Item 3, Legal Proceedings.

                 Several existing regulatory programs that apply to fossil-fuel units are becoming more stringent, and additional regulatory programs affecting fossil-fuel units were promulgated in 2005.  These new regulatory programs include the Clean Air Interstate Rule (“CAIR”) and the Clean Air Mercury Rule (“CAMR”).  CAIR requires significant additional utility reductions of emissions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) in the eastern half of the United States (including all of TVA’s operating area), and CAMR establishes caps for overall mercury emissions in two phases with the first phase becoming effective in 2010 and the second in 2018.  TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 would reach $5.8 billion, $4.8 billion of which had already been spent as of September 30, 2007.  TVA estimates that compliance with CAIR and CAMR could lead to additional costs of $3.0 billion to $3.6 billion in the decade beginning in 2011.  As discussed in more detail below, there could be additional material costs if reductions of carbon dioxide (“CO2”) are mandated or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements.  These costs cannot reasonably be predicted at this time.

 In addition, an existing federal water regulation covering cooling water intake structures and temperatures may also become more stringent.  In January 2007, the United States Court of Appeals for the Second Circuit Court (“Second Circuit”) remanded EPA’s rule on this subject.  In response, EPA has suspended the rule, and several parties are seeking United States Supreme Court review of the Second Circuit decision.  If the Second Circuit’s decision becomes law after all appeal processes and the issuance of a new rule, compliance is expected to be more costly for the power industry. TVA is unable at this time to estimate these costs.

Clean Air Developments

 Air quality in the United States has significantly improved since the enactment of the modern Clean Air Act (“CAA”) in 1970.  These air quality improvements are expected to continue as the CAA continues to be implemented and as programs evolve as a result of legislative and regulatory changes.  Three substances emitted from coal-fired units have been the focus of emission reduction regulatory programs: SO2, NOx, and particulates.  Expenditures related to clean air projects during 2007 and 2006 were approximately $239 million and $182 million, respectively.  These figures include expenditures in 2007 of $7 million to continue to reduce NOx emissions through the installation of selective catalytic reduction (“SCR”) and selective non-catalytic reduction (“SNCR”) systems and $207 million for the installation of flue gas desulfurization systems (“scrubbers”) to continue to reduce SO2 emissions, each of which is explained in more detail below.  The aforementioned estimate of $5.8 billion does not include additional capital costs of $3.0 billion to $3.6 billion that TVA expects to incur over the decade beginning in 2011 to comply with CAIR and CAMR.  Increasingly stringent regulation of some or all of these substances, as well as mercury and possibly CO2, will continue to result in significant capital and operating costs for TVA’s coal-fired generating units.

 Sulfur Dioxide.  Coal-fired utilities have historically emitted large amounts of SO2 compared to today’s emissions.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet the National Ambient Air Quality Standards (“NAAQS”) for SO2 and fine particulate matter. Looking forward, additional regulation of SO2 emissions will result from implementation of the Regional Haze Program and CAIR.  In May 2005, EPA finalized CAIR to reduce the interstate transport of fine particulate matter and ozone by requiring additional large reductions in utility emissions of NOX and SO2 from 28 eastern states.  All seven states in TVA’s service area are submitting plans to EPA to implement CAIR through state rules and have only proposed a few minor modifications to the federal model rule which establishes an emission allowance driven program, capping regional emissions of SO2 and NOx among the targeted states.  SO2 caps are reduced in two phases, 2010 and 2015.

                 Since 1977, TVA has reduced its SO2 emissions by approximately 80 percent by switching to lower-sulfur coals, re-powering a unit at its Shawnee Fossil Plant with Atmospheric Fluidized Bed Combustion (“AFBC”) technology, and installing scrubbers on seven of its larger units.  TVA began construction in 2005 on its eighth scrubber at its Bull Run Fossil Plant and in 2006 began construction on two more scrubbers at its Kingston Fossil Plant as part of its previously announced plans to achieve a total SO2 emission reduction of 80 to 85 percent compared to the 1977 level.  Additionally, TVA has switched, or plans to switch, to lower-sulfur coal at several additional units in the next few years.  It is likely that additional emission reduction measures will have to be undertaken after these planned actions are completed to achieve compliance with CAIR and any future tightening of applicable requirements.

 Nitrogen Oxides. Utility NOx emissions continue to be regulated under state programs to achieve and maintain EPA’s NAAQS for ozone, the Federal Acid Rain Program, the Regional Haze Program, and CAIR.  Since 1995, TVA has reduced its NOx emissions during the summer (when ozone levels increase) by 81 percent by installing various controls including low-NOx burners and/or combustion controls on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units. (The AFBC unit at Shawnee Fossil Plant is inherently low NOx emitting.)

 In 2005, TVA installed SNCR systems on two units to demonstrate long-term technology capability, and continued to operate the SNCR at Johnsonville Unit 1 through the 2007 ozone season.  SNCRs generally have lower NOx removal capabilities than SCRs.  Early in 2006, TVA began testing a High Energy Reagent Technology (“HERT”) on three units for potential future application.  HERT is similar to SNCR but has higher removal capabilities than SNCRs.  The initial HERT testing program was successful, and in 2007, TVA installed this technology on two coal-fired units (Johnsonville Unit 4 and John Sevier Unit 1) to demonstrate the HERT technology on a potentially permanent basis.  Similar equipment is planned for installation on the other three John Sevier units and Johnsonville Units 2 and 3 by 2009.

 TVA’s NOx emission reduction program is expected to continue to depend primarily on SCRs, but will also incorporate some mix of SNCRs and/or HERTs as TVA gains more experience with these technologies.  These plans may change depending on the timing and severity of future regulatory developments affecting power plant emissions.

 On June 21, 2007, EPA proposed lowering the eight-hour ozone NAAQS. This proposal began a process that is expected to lead to a final decision in March 2008 on revising the ozone standard. Meeting the more stringent EPA standards for ozone contained in the proposal will challenge states and communities in the Tennessee Valley and across the country.

 The current primary standard, set in 1997, is 0.08 parts per million (“ppm”). EPA is proposing to lower the primary standard to between 0.075 ppm and 0.070 ppm, and is also proposing to add a new secondary ozone standard to address impacts on vegetation. If EPA adopts the proposed standards, many urban areas and surrounding counties in the Tennessee Valley and throughout the eastern United States are likely to be designated as “non-attainment” areas (defined as geographic areas where air quality does not meet standards).  Non-attainment designations can have adverse economic implications for areas that are so designated. Existing emission sources in non-attainment areas can be required to install additional controls, and new sources planning to locate in such areas are required to meet more stringent emission control requirements and obtain offsets for their emissions from other sources in the non-attainment area. In addition, transportation projects, such as roadway expansions or repairs, must demonstrate conformity with state plans to achieve attainment status or risk the loss of federal highway funds. An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is also likely to focus additional regulatory attention on all NOx emission sources including TVA sources.

        Particulates/Opacity. Coarse particulates (defined as particles of 10 micrometers or larger), which include fly ash, have long been regulated by states to meet EPA’s NAAQS for particulate matter. All of TVA’s coal-fired units have been equipped with mechanical collectors, electrostatic precipitators, scrubbers, or baghouses, which have reduced particulate emissions from the TVA system by more than 99 percent compared to uncontrolled units.  In 1997, EPA issued separate NAAQS for even smaller particles with a size of up to 2.5 micrometers (“fine particles”).  In December 2004 and April 2005, EPA issued final determinations regarding the areas of the country which are not in attainment with the 1997 fine particles standard. Those non-attainment areas include counties and parts of counties in the Knoxville and Chattanooga, Tennessee, metropolitan areas.  In September 2006, EPA revised the 1997 standards.  The 2006 revisions tighten the 24-hour fine particle standard and retain the 1997 annual fine particle standard.  EPA also decided to retain the existing 24-hour standard for coarse particles, but revoked the related annual standard.  The last three years of monitoring data (2004 to 2006) for the Nashville, Chattanooga, Memphis, and Clarksville/Hopkinsville areas show that these areas will be close to meeting the more stringent 2006 24-hour and annual fine particle standards.  Attainment designations are scheduled to be made by EPA in December 2008.  CAIR is intended to help states attain the fine particle standards, and actions taken to reduce emissions under CAIR, including those planned by TVA, are expected to continue to reduce fine particle levels.

         Issues regarding utility compliance with state opacity requirements are also increasing.  Opacity measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment.  Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are now addressing this issue.  There are also disputes and lawsuits with special interest groups over the role of continuous opacity monitors in determining compliance with opacity limitations, and TVA has received an adverse decision in one such lawsuit.  See Item 3, Legal Proceedings.

        Mercury.  In March 2005, the EPA issued CAMR, which establishes caps for overall mercury emissions in two phases, with the first phase becoming effective in 2010 and the second in 2018.  It allows the states to regulate mercury emissions through a market-based cap-and-trade program.  All of the states in which TVA operates potentially affected sources have adopted CAMR without significant change.  In response to a request for reconsideration, the EPA confirmed its approach in May 2006.  In June 2006, 16 states and several environmental groups filed lawsuits challenging CAMR.  This lawsuit is currently pending.  TVA cannot predict the outcome of the pending challenge of CAMR, or what effects any decision may have that would require the EPA to regulate mercury as a hazardous air pollutant.  If the EPA’s decisions are upheld and CAMR is implemented, TVA expects to achieve the required mercury reductions for at least Phase I of CAMR from co-benefits of the installation of additional emission control technology in connection with the implementation of CAIR.

CAMR does, however, require the installation of new mercury emission monitoring equipment prior to January 1, 2009.  TVA is planning to comply with this requirement by procuring, installing, and certifying approximately 23 monitoring systems by the end of calendar year 2008.  The costs associated with the monitoring systems have been incorporated into TVA's capital budget.

Carbon Dioxide.    Legislation has been introduced in Congress to require reductions of CO2 and, if enacted, could result in significant additional costs for TVA and other coal-fired utilities.  The current Administration has implemented a voluntary initiative with the goal of reducing the greenhouse gas intensity of the U.S. economy by 18 percent and has asked the electric utility sector and other industry sectors to support this initiative.  TVA is supporting this effort in cooperation with electric utility industry trade associations and the DOE.  TVA has taken and is continuing to take significant voluntary steps to reduce the carbon intensity of its electric generation, including the recovery of Browns Ferry Unit 1, planned power uprates of Browns Ferry Units 2 and 3, the planned completion of Watts Bar Unit 2, and the completion of the hydroelectric modernization program.  TVA has also applied to the NRC for a Combined License for two advanced nuclear reactors at the Bellefonte Nuclear Plant near Hollywood, Alabama, although no decision has been made to build the reactors.  Looking ahead, TVA intends to make decisions that give strong consideration to fuel mix and generating assets that are low or zero carbon emitting resources. In addition to these activities, TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with the Electric Power Research Institute and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as carbon sequestration via reforestation.  The previous Administration asked utilities to voluntarily participate in an effort to reduce, sequester, or avoid greenhouse gases.  Under that program, TVA reduced or avoided more than 305 million tons of CO2 from 1994 through 2005, as reported under Section 1605b of the Energy Policy Act.  TVA is incorporating the possibility of mandatory carbon reductions and a renewable portfolio standard into its long range planning, and will continue to monitor legislative and regulatory developments related to CO2 and a renewable portfolio standard to assess any potential financial impacts as information becomes available.

In addition to legislative activity, climate change issues are the subject to a number of lawsuits, including lawsuits against TVA.  See Item 3, Legal Proceedings.  On November 29, 2006, the U.S. Supreme Court heard the case of Massachusetts v. EPA, concerning whether EPA has the authority and duty to regulate CO2 emissions under the CAA.   The District of Columbia Circuit Court of Appeals earlier affirmed EPA’s decision not to regulate CO2.  On April 2, 2007, the Supreme Court found that greenhouse gases, including CO2, are pollutants under the CAA and thus EPA does have the authority to regulate these gases.  The Supreme Court also concluded that EPA's refusal to regulate these pollutants was based on impermissible reasons, and remanded the case to EPA to "ground its reasons for action or inaction in the statute."  While this case focused on CO2 emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.

States are also becoming more active in the regulation of emissions that are believed to be contributing to global climate change.  Several northeastern states have formed the Regional Greenhouse Gas Initiative which is in the process of being implemented, and California recently passed a bill capping greenhouse gas emissions in the state.  Other states are considering a variety of actions.  North Carolina is studying initiatives aimed at climate change under the provisions of the state’s Clean Smokestacks Act of 2002.  This act required the State Division of Air Quality to study potential control of CO2 emissions from coal-fired utility plants and other stationary sources.  This effort has also prompted actions to develop a climate action plan for North Carolina.

Clean Water Developments

One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above is that wastewaters at TVA coal-fired facilities and across the utility industry may be changing because of waste streams from air quality control technologies. Varying amounts of ammonia or similar compounds used as a necessary component of SCR and SNCR operations may end up in facility wastewater ponds that may discharge through outfalls regulated under the Clean Water Act (“CWA”). Operation of scrubbers for SO2 control also results in additional amounts of pollutants introduced into facility wastewater treatment ponds. EPA is currently collecting information to determine if the Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the CWA need to be revised. If the Effluent Guidelines are revised, potentially more restrictive discharge limitations for existing parameters or the addition of new parameters could result in additional wastewater treatment expense to meet requirements of the CWA. These costs cannot be accurately predicted at this time, but TVA is involved in and closely monitoring EPA’s data collection activities and the progress of the Effluent Guidelines review process. On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of the operation of air pollution control equipment.

TVA is closely monitoring the development and implementation of numeric nutrient criteria by the states in TVA’s service area.

In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the CWA, the EPA promulgated a final rule for existing power producing facilities (the “Phase II Rule”) that became effective on September 7, 2004. The Phase II Rule required existing facilities to select among several different compliance options for reducing the number of organisms pinned against and/or drawn into the cooling systems. These options included development of a site-specific compliance option based on application of cost-cost or cost-benefit tests. The site specific tests were designed to ensure that a facility’s costs are not significantly greater than cost projections in the rule or the benefits derived from taking mitigation actions. Actions taken to compensate for any impacts by restoring habitat, or pursuing other options such as building hatcheries for fish/shellfish production, would have counted towards compliance.  Some northeastern states and environmental groups challenged the new regulation, especially the compliance flexibility it offered, in federal court.

On January 25, 2007, the Second Circuit issued its decision in the proceeding challenging the EPA's Phase II Rule. The Second Circuit held that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. Instead, the court held that the EPA is allowed to consider costs in two ways: (1) to determine what technology can reasonably be borne by industry; and (2) to engage in cost-effectiveness analysis in determining BTA. Finding the rulemaking record to be unclear on whether the EPA had relied on a cost-benefit analysis or a cost-effectiveness analysis, the Second Circuit remanded the EPA's BTA determination, giving the EPA the option to provide a reasonable explanation of its determination or make a new determination based on the permissible cost considerations set out in the Second Circuit opinion. The Second Circuit also remanded provisions of the EPA rule that allowed the use of a site-specific cost-benefit test and restoration measures (such as building hatcheries) to demonstrate compliance, holding that these rule provisions were based on an impermissible construction of the statute. Several other provisions of the Phase II Rule such as the one that sets the performance standards as a range rather than one national standard were also remanded.

On July 9, 2007, EPA suspended all but one provision of the Phase II Rule until the agency has resolved the issues raised by the Second Circuit's remand.  The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities.  BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures.  The use of BPJ controls reflects a reversion to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II Rule.

All of the intakes at TVA's existing coal and nuclear generating facilities were subject to the Phase II Rule.  TVA had been in the process of determining what was needed to comply with the Phase II Rule, and had believed that some expenditures might have been required.  These earlier assessments are now being re-evaluated in light of the Second Circuit's decision, and EPA's subsequent decision to suspend the Phase II Rule and revert to BPJ controls.  Given the uncertainty over the ultimate outcome of the appellate process and what the changes in the final rule as ultimately issued by EPA will be, TVA cannot assess the potential consequences at this time.

As a part of the 2006 triennial review of State Water Quality Standards in Tennessee, the Tennessee Department of Environment and Conservation (“TDEC”) lowered its threshold for issuing a Precautionary Fish Consumption Advisory (“Precautionary Advisory”) due to mercury to 0.3 ppm because of new research and the EPA’s new water quality criterion for methylmercury. The previous thresholds were 0.5 ppm for a Precautionary Advisory and 1.0 ppm for a “Do Not Consume Advisory.” In Tennessee a Precautionary Advisory recommends that sensitive populations such as children and women of child-bearing age should not consume the fish species named, and that all other persons should limit consumption of the named species to one meal per month. A “Do Not Consume Advisory” recommends that certain fish species should not be consumed by anyone in any amount. As a result of lowering the threshold, Precautionary Advisories were issued for several additional stream and reservoir segments within the State of Tennessee, including seven streams and reservoir segments in the Tennessee River Watershed. TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing. TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data was provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased operation. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernible trend in fish from most reservoirs. Despite increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.

As is the case across the utility industry and in other industrial sectors, TVA is also facing more stringent requirements related to protection of wetlands, reductions in storm water impacts from construction activities, water quality degradation, new water quality criteria, and laboratory analytical methods.  TVA is also following litigation related to the use of herbicides, water transfers, and releases from dams.  TVA is not facing any substantive requirements related to non-compliance with existing CWA regulations.

      Hazardous Substances

Liability for releases and cleanup of hazardous substances is regulated under the federal Comprehensive Environmental Response, Compensation, and Liability Act, among other statutes, and similar state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.  TVA operations at some TVA facilities have resulted in releases of hazardous substances and/or oil which require cleanup and/or remediation.  TVA also is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability.  TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000.  There have been no recent assertions of TVA liability for six of the non-TVA areas, and (depending on the site) there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to these six sites. There is evidence that TVA sent materials to the remaining two non-TVA areas: the David Witherspoon site in Knoxville, Tennessee, and the Ward Transformer site in Raleigh, North Carolina.  As discussed below, TVA is not able to estimate its liability related to these sites at this time.

The Witherspoon site is contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE has admitted to being the main contributor of materials to the Witherspoon site and is currently performing clean-up activities.  DOE claims that TVA sent equipment to be recycled at this facility, and there is some supporting evidence for the claim.  However, TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  DOE has asked TVA to “cooperate” in completing the cleanup, but it has not provided to TVA any evidence of TVA’s percentage share of the contamination.

At the Ward Transformer site, EPA and a working group of potentially responsible parties ("PRPs") have provided documentation showing that TVA sent electrical equipment containing PCBs to this site in 1974.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.

As of September 30, 2007, TVA’s estimated liability for environmental cleanup for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $20 million on a non-discounted basis and is included in Other liabilities on the Balance Sheet.

Coal-Combustion Wastes

In accordance with a regulatory determination by EPA in May 2000, coal-combustion and certain related wastes disposed of in landfills and surface impoundments continue to be regulated as non-hazardous.  In conjunction with this determination, EPA committed to developing non-hazardous management standards for these wastes.  These standards are likely to include increased groundwater monitoring, more stringent siting requirements, and closure of existing waste-management facilities not meeting minimum standards.  On August 29, 2007, EPA issued a Notice of Data Availability in which it requested public comment on whether the additional information mentioned in the notice should affect the EPA’s decisions as it continues to follow up on its commitment to develop management standards for coal-combustion wastes.  TVA is currently reviewing this information to evaluate its potential impact on TVA operations.

Legal Proceedings

For a discussion of TVA’s current legal proceedings and anticipated outcomes, see Item 3, Legal Proceedings.

Risk Management Activities

Risk Governance

The Enterprise Risk Council (“ERC”) was created in August 2005 to strengthen and formalize TVA’s enterprise-wide risk management efforts.  The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee.  The ERC’s current members are the President and Chief Executive Officer (chair), the Chief Financial Officer, the Executive Vice President and General Counsel, the Chief Risk Officer (“CRO”), and a designated representative from the Office of the Inspector General (“OIG”) (advisory).

In addition to the ERC, TVA has established three subordinate risk committees, Financial, Operational, and Strategic, to manage risks based on natural groupings.  Each of the subordinate committees reports directly to the ERC.  Membership in the subordinate committees includes senior management from organizations that manage the applicable risks, the CRO, and advisory representatives from the OIG and from the Office of the General Counsel.  The ERC and the risk committees meet at least quarterly.

The ERC and risk committees have cataloged the major enterprise level risks for TVA into three main categories: strategic risks, operational risks and financial risks.  A discussion of significant risk factors under each of these categories, as well as risk factors related to TVA securities, is presented in Item 1A, Risk Factors.  In addition, a discussion of derivative instruments that TVA uses to hedge certain of these risks is contained in Note 9.

Commodity Price Risk

TVA measures price risk associated with the commodities that are critical to its operations using either a Value at Risk (“VaR”) methodology or sensitivity analysis.  Following is an explanation of these methods along with their calculated measures of TVA’s commodity price risk.

Value at Risk

TVA uses a VaR methodology common to many energy companies to measure the amount of price risk that exists within certain of its commodity portfolios.  Price risk is quantified using what is referred to as the variance-covariance technique of measuring VaR, which provides a consistent measure of risk across diverse energy markets and products.  This technique requires the use of a number of assumptions including a confidence level for losses, market liquidity, and a specified holding period.  This methodology uses standard statistical techniques to predict market movements in light of current prices, historical volatilities, and current specific commodity correlations.

The VaR calculation gives TVA a dollar amount which reflects the maximum potential loss in the fair value of its portfolios due to adverse market movements over a 10-day period within a specified confidence level. TVA’s VaR calculations are based on a 95 percent confidence level (two-tailed test), which means that there is a 2.5 percent probability that TVA’s portfolios will incur a loss in value in 10 days at least as large as the reported VaR. For example, if the VaR is calculated at $5 million, there is a 97.5 percent probability that if prices move against current positions, the reduction in the value of the portfolio resulting from such 10-day price movements would be less than $5 million.

The following table illustrates the potential unfavorable price impact on TVA’s electricity, natural gas, SO2 emission allowance, and NOx emission allowance portfolios as measured by the VaR model based on a 10-day holding period and a 95 percent confidence level.  The high and low valuations represent the highest and lowest VaR values during 2007, and the average calculation represents the average of the VaR values during 2007.

Value at Risk

	September 30, 2007	Average	High	Low

Electricity [1]	$69	$48	$86	$18
Natural Gas [2]	5	15	35	1
SO2 Emission Allowances [3]	20	21	34	16
NOx Emission Allowances [4]	1	1	3	0

 Notes:
(1)  TVA’s VaR calculations for electricity are based on its on-peak electricity portfolio, which includes electricity forwards and option contracts.

(2)  TVA’s VaR calculations for natural gas are based on TVA’s natural gas portfolio, which includes natural gas forwards, futures, and options on futures contracts.

(3)  TVA’s VaR calculations for SO2 emission allowances are based on TVA’s portfolio of SO2 emission allowances.

(4)  TVA’s VaR calculations for NOx emission allowances are based on TVA’s portfolio of NOx emission allowances.

VaR has several limitations as a measure of portfolio risk, including, but not limited to, its inability to adequately reflect (1) the risk of a portfolio with significant option exposure, (2) the risk of extreme price movements, and (3) the significant regulatory and legislative risks facing TVA.

Electricity.  TVA enters into electricity forward contracts in order to hedge its economic risks directly associated with meeting its power supply obligations.  During 2007, TVA supplied approximately 6.7 percent of system energy requirements with power purchased under electricity forward contracts.

TVA’s average electricity market risk exposure has increased annually since 2003.  The increases have resulted primarily from TVA’s increased purchases of power to meet growing demand and, to a lesser extent, from increased volatility in the electricity markets.

As shown in the Value at Risk table above, at a 95 percent confidence level, the average VaR for TVA’s electricity portfolio for 2007 for a 10-day holding period was $48 million.

Natural Gas.  TVA uses natural gas to operate combustion turbine peaking units and to supply fuel under power purchase agreements in which TVA is the fuel supplier.  TVA hedges a portion of its natural gas needs by entering into futures contracts, options on futures contracts, swaps, and options on swaps under a financial hedging program.  At September 30, 2007, TVA had derivative positions outstanding under the program equivalent to about 2,971 contracts, made up of 1,623 futures contracts, 560 options contracts, and 788 swap futures contracts, with an approximate net market value of $136 million.

As shown on the Value at Risk table above, at a 95 percent confidence level, the average VaR for TVA’s natural gas portfolio for 2007 for a 10-day holding period was $15 million.

Emission Allowances.  TVA acquires both SO2 emission allowances and NOx emission allowances to help TVA comply with the emission requirements of the CAA and its implementing regulations.  In addition to meeting TVA’s emissions requirements, TVA also manages the emission positions utilizing the market to optimize the value of its emission allowance portfolio.  As shown in the VaR table above, at a 95 percent confidence level, the average VaR for 2007 for a 10-day holding period for TVA’s SO2 emission allowance portfolio and NOx emission allowance portfolio was $21 million and $1 million, respectively.

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

                 Coal.  During 2007, TVA purchased 89 percent of its coal requirements under long-term coal contracts and 11 percent of its coal requirements under short-term contracts.  If the rates that TVA paid for coal under short-term contracts during 2007 were 10 percent higher than the rates TVA actually paid, TVA’s coal expense would have increased by $20 million in 2007.

Uranium.  During 2007, TVA did not have to purchase any uranium on the spot market, and as of September 30, 2007, TVA had all of its uranium requirements through 2011 either in inventory or under contract.  Accordingly, a hypothetical 10 percent change in uranium prices during 2008 would have no material effect on TVA’s financial position, results of operations, or cash flows.  See Item 1, Business — Fuel Supply — Nuclear Fuel.

Cash Flow at Risk

Cash Flow at Risk (“CFaR”) is a modeled portfolio risk metric that measures the amount of potential variability around forecasted cash flows that could be caused by changes in market conditions, hydroelectric generation and availability, and load.  Although the FCA serves to limit the amount of cash flow variability to which TVA is exposed, TVA continues to manage CFaR for the mutual benefit of TVA and its customers.

TVA forecasts CFaR using a computer model.  The rolling 12 month forecast is used to pinpoint months with greater amounts of CFaR that need to be hedged to limit price exposure.  At September 30, 2007, TVA estimated its 2008 CFaR at $293 million based on a 90 percent confidence level.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s nuclear decommissioning trust, asset retirement trust, and pension plan.

Nuclear Decommissioning Trust

The nuclear decommissioning trust is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments including futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2007, the value of the investments in the trust was $1.1 billion, and an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $109 million.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Nuclear Decommissioning for more information regarding TVA’s nuclear decommissioning trust.

Asset Retirement Trust

The asset retirement trust is presently invested to achieve a return in line with fixed income market performance. The assets of the trust are invested in fixed income commingled funds.  As of September 30, 2007, the value of the investments in the trust was $40 million, and an immediate 10 percent decrease in the price of the investments in the trust would reduce the value of the trust by $4 million.

Pension Fund

The assets in TVA’s pension plan are primarily stocks and bonds.  The Tennessee Valley Authority Retirement System (“TVARS”) targets an asset allocation policy for its pension plan assets which, in prior years, approximated 60 percent equity securities and 40 percent fixed income securities. TVARS is transitioning to a new asset allocation policy adopted March 1, 2007, which targets an asset allocation policy of 65 percent equity securities and 35 percent fixed income securities.   The pension fund is invested in equity securities, debt securities, and derivative instruments such as futures, options, and swaps, and through these investments the fund has exposure to U.S. equities, international equities, real estate investment trusts, investment-grade debt, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2007, the value of the investments in the pension fund was $8 billion, and an immediate 10 percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $800 million.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates— Pension and Other Postretirement Benefits and Note 13 for additional information regarding TVA’s pension fund.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, its Bonds, TVA’s swaption transactions, and an interest rate swap related to one of TVA’s swaption transactions.

      Short-Term Investments

At September 30, 2007, TVA had $165 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2007 was $389 million.  If the rates of interest that TVA received on its short-term investments during 2007 were one percentage point lower than the rates of interest that TVA actually received on these investments, TVA would have received approximately $4 million less in interest from its short-term investments during 2007.  In addition, changes in interest rates could affect the value of TVA’s investments in its pension fund, asset retirement trust, and nuclear decommissioning fund.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk.

Debt Portfolio

Short-Term Debt.  At September 30, 2007, TVA’s short-term borrowings were $1.4 billion, and the current maturities of long-term debt were $90 million.  Based on TVA’s interest rate exposure at September 30, 2007, an immediate one percentage point increase in interest rates would have resulted in an increase of $16 million in TVA’s short-term interest expense during 2008.  This calculation assumes that the balance of short-term debt during 2008 equals the short-term debt balance at September 30, 2007, plus an amount representing the refinancing of current maturities of long-term debt.

                Long-Term Debt.  At September 30, 2007, the interest rates on all of TVA’s outstanding long-term debt were fixed.  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  As of September 30, 2007, the average life of TVA’s debt portfolio was 16 years.  A schedule of TVA’s debt maturities is contained in Note 10.

Swaption Agreements and Related Interest Rate Swap

Changes in interest rates also affect the amount of gains and losses on the mark-to-market valuation of TVA’s three swaption agreements and the related interest rate swap.  Gains and losses on these transactions are recorded in earnings as Unrealized gain/(loss) on derivative contracts, net and are non-cash in nature.  Based on TVA’s interest rate exposure at September 30, 2007, an immediate one percentage point decrease in interest rates would have created a non-cash charge to earnings of $283 million and a corresponding increase in Other liabilities.  Due to changes in the ratemaking process, starting October 1, 2007, any charges will be recorded to a regulatory asset account until settled.

Currency Exchange Rate Risk

As of September 30, 2007, TVA had three issues of Bonds outstanding whose principal and interest payments are denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, as of September 30, 2007, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position.

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

TVA had concentrations of accounts receivable from seven customers that represented 41 percent of total accounts receivable as of September 30, 2007.

The table below summarizes TVA’s customer credit risk from trade accounts receivable as of September 30, 2007:

Customer Credit Risk As of September 30
Trade Accounts Receivable [1]
Municipalities and Cooperative Distributor Customers
Investment Grade	$ 897
Internally Rated — Investment Grade	460
Industries and Federal Agencies Directly Served
Investment Grade	37
Non-investment Grade	17
Internally Rated — Investment Grade	4
Internally Rated — Non-investment Grade	4
Exchange Power Arrangements
Investment Grade	6
Non-investment Grade	–
Internally Rated — Investment Grade	3
Internally Rated — Non-investment Grade	1
Subtotal	1,429
Other Accounts Receivable
Miscellaneous Accounts	26
Provision for Uncollectible Accounts	(2)
Subtotal	24
Total	$1,453

Note: (1) Includes unbilled power receivables of $1,113 million

Credit of Other Counterparties

In addition to being exposed to economic loss due to the nonperformance of TVA’s customers, TVA is exposed to economic loss because of the nonperformance of its other counterparties, including suppliers and counterparties to its derivative contracts.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  As of September 30, 2007, counterparties with which TVA had power purchase agreements for 1,308 megawatts of capacity were in bankruptcy.  Each of these parties has continued to perform under its power purchase agreement with TVA throughout the bankruptcy proceedings, and all of these agreements are secured with either cash or letters of credit.  Accordingly, TVA has not experienced any economic or cash losses as a result of the counterparties’ bankruptcy proceedings.

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

Credit of TVA

A downgrade in TVA’s credit rating could have material adverse effects on TVA’s cash flows, results of operations, and financial condition and would harm investors in TVA securities.   Among other things, a downgrade could have the following effects:

•
A downgrade would increase TVA’s interest expense by increasing the interest rates that TVA pays on debt securities that it issues.  An increase in TVA’s interest expense would reduce the amount of cash available for other purposes, which could result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase electricity rates.

•	A significant downgrade could result in TVA having to post collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.5 billion.

•
A downgrade could lower the price of TVA securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA Bonds.

For a discussion of factors that could lead to a downgrade in TVA’s credit rating, see Item 1A, Risk Factors.

Subsequent Events

See Note 17.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Quantitative and qualitative disclosures about market risk are reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME
For the years ended September 30
(in millions)

	2007	2006	2005
Operating revenues
Sales of electricity
Municipalities and cooperatives	$7,774	$7,859	$6,539
Industries directly served	1,221	1,065	961
Federal agencies and other	112	116	181
Other revenue	137	135	101
Operating revenues	9,244	9,175	7,782
Revenue capitalized during pre-commercial plant operations	(57)	–	–
Net operating revenues	9,187	9,175	7,782

Operating expenses
Fuel and purchased power	3,382	3,333	2,601
Operating and maintenance	2,382	2,372	2,359
Depreciation, amortization, and accretion	1,481	1,492	1,154
Tax equivalents	452	376	365
Loss on asset impairment	26	9	24
Total operating expenses	7,723	7,582	6,503

Operating income	1,464	1,593	1,279

Other income	64	77	68

Other expense	(2)	(2)	(4)

Unrealized gain/(loss) on derivative contracts, net	41	(15)	3

Interest expense
Interest on debt	1,342	1,357	1,356
Amortization of debt discount, issue, and reacquisition costs, net	19	21	21
Allowance for funds used during construction and nuclear fuel expenditures	(177)	(163)	(116)
Net interest expense	1,184	1,215	1,261

Income before cumulative effects of accounting changes	383	438	85

Cumulative effect of change in accounting for conditional asset retirement obligations	–	(109)	–

Net income	$383	$329	$85

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
At September 30
(in millions)

ASSETS
	2007	2006
Current assets
Cash and cash equivalents	$ 165	$ 536
Restricted cash and investments	150	198
Accounts receivable, net	1,453	1,359
Inventories and other	663	576
Total current assets	2,431	2,669

Property, plant, and equipment (Note 3)
Completed plant	38,811	35,652
Less accumulated depreciation	(15,937)	(15,331)
Net completed plant	22,874	20,321
Construction in progress	1,282	3,539
Nuclear fuel and capital leases	672	574
Total property, plant, and equipment, net	24,828	24,434

Investment funds	1,169	972

Regulatory and other long-term assets
Deferred nuclear generating units	3,130	3,521
Other regulatory assets (Note 5)	1,969	1,809
Subtotal	5,099	5,330
Other long-term assets	375	1,115
Total regulatory and other long-term assets	5,474	6,445

Total assets	$33,902	$34,520

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable	$ 1,000	$ 890
Accrued liabilities	199	211
Collateral funds held	157	195
Accrued interest	406	403
Current portion of lease/leaseback obligations	43	37
Current portion of energy prepayment obligations	106	106
Short-term debt, net	1,422	2,376
Current maturities of long-term debt (Note 10)	90	985
Total current liabilities	3,423	5,203

Other liabilities
Other liabilities	2,067	2,305
Regulatory liabilities (Note 5)	83	575
Asset retirement obligations	2,189	1,985
Lease/leaseback obligations	1,029	1,071
Energy prepayment obligations	1,032	1,138
Total other liabilities	6,400	7,074

Long-term debt, net (Note 10)	21,099	19,544

Total liabilities	30,922	31,821

Commitments and contingencies (Note 14)

Proprietary capital
Appropriation investment	4,743	4,763
Retained earnings	1,939	1,565
Accumulated other comprehensive (loss) income	(19)	43
Accumulated net expense of stewardship programs	(3,683)	(3,672)
Total proprietary capital	2,980	2,699

Total liabilities and proprietary capital	$ 33,902	$ 34,520

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS
For the years ended September 30
(in millions)

	2007	2006	2005
Cash flows from operating activities
Net income	$ 383	$ 329	$ 85
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,500	1,513	1,175
Nuclear refueling outage amortization	86	89	105
Loss on asset impairment	26	9	24
Cumulative effect of change in accounting principle	–	109	–
Amortization of nuclear fuel	137	128	131
Non-cash retirement benefit expense	201	302	289
Net unrealized gain on derivative contracts	(41)	15	(3)
Prepayment credits applied to revenue	(105)	(105)	(105)
Fuel cost adjustment deferral	(197)	–	–
Other, net	(31)	(7)	7
Changes in current assets and liabilities
Accounts receivable, net	(72)	(214)	(19)
Inventories and other	(98)	(120)	(12)
Accounts payable and accrued liabilities	80	125	(16)
Accrued interest	4	23	(22)
Pension contributions	(75)	(75)	(53)
Refueling outage costs	(96)	(72)	(122)
Other, net	61	(35)	(2)
Net cash provided by operating activities	1,763	2,014	1,462

Cash flows from investing activities
Construction expenditures	(1,306)	(1,399)	(1,339)
Combustion turbine asset acquisitions	(111)	–	–
Nuclear fuel expenditures	(251)	(277)	(141)
Change in restricted cash and investments	48	(91)	(107)
(Purchases) proceeds of investments	(44)	–	335
Loans and other receivables
Advances	(16)	(17)	(12)
Repayments	16	13	18
Proceeds from sale of receivables/loans (Note 1)	2	11	56
Proceeds from settlement of litigation	–	35	–
Other, net	1	(2)	2
Net cash used in investing activities	(1,661)	(1,727)	(1,188)

Cash flows from financing activities
Long-term debt
Issues	1,040	1,132	1,650
Redemptions and repurchases (Note 10)	(470)	(1,241)	(2,368)
Short-term (redemptions)/borrowings, net	(955)	(93)	546
Proceeds from call monetizations	–	–	5
Payments on lease/leaseback financing	(30)	(28)	(29)
Payments on equipment financing	(7)	(6)	(6)
Financing costs, net	(11)	(14)	(17)
Payments to U.S. Treasury	(40)	(38)	(36)
Other	–	(1)	–
Net cash used in financing activities	(473)	(289)	(255)

Net change in cash and cash equivalents	(371)	(2)	19
Cash and cash equivalents at beginning of period	536	538	519

Cash and cash equivalents at end of period	$ 165	$ 536	$ 538
See Note 11 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income

Balance at September 30, 2004	$4,803	$1,162	$(52)	$(3,649)	$2,264	$ –
Net income (loss)	–	98	–	(13)	85	85
Return on Power Facility Appropriation Investment	–	(16)	–	–	(16)	–
Accumulated other comprehensive income (Note 8)	–	–	79	–	79	79
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2005	4,783	1,244	27	(3,662)	2,392	$ 164
Net income (loss)	–	339	–	(10)	329	329
Return on Power Facility Appropriation Investment	–	(18)	–	–	(18)	–
Accumulated other comprehensive income (Note 8)	–	–	16	–	16	16
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2006	4,763	1,565	43	(3,672)	2,699	$ 345
Net income (loss)	–	394	–	(11)	383	383
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive (loss) (Notes 8 and 13)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2007	$4,743	$1,939	$(19)	$(3,683)	$2,980	$ 321

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions except where noted)

1. Summary of Significant Accounting Policies

      General

The Tennessee Valley Authority (“TVA”) is a wholly-owned corporate agency and instrumentality of the United States.  TVA was created by the U.S. Congress in 1933 by virtue of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region.  TVA manages the Tennessee River and its tributaries for multiple river-system purposes, such as navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, and industry.

Substantially all TVA revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.7 million people.  The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations.  These programs are now funded with power revenues, except for certain stewardship activities that generate various revenues and user fees.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

           Power rates are established by the TVA board of directors (“TVA Board”) as authorized by the TVA Act.  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Facility Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.

       Fiscal Year

Unless otherwise indicated, years (2007, 2006, etc.) refer to TVA’s fiscal years ended September 30.

Cost-Based Regulation

           The rate-setting authority vested in the TVA Board by the TVA Act meets the “self-regulated” provisions of SFAS No. 71,“Accounting for the Effects of Certain Types of Regulation.”  In addition, TVA meets the remaining criteria for the application of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of the demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles (“GAAP”) for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write-off these costs. Any asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

      Management Estimates

TVA prepares its financial statements in conformity with GAAP in the United States applied on a consistent basis.  In some cases, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the related amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation.

Beginning with October 2006, certain items previously considered revenue from Sales of electricity were reclassified as Other revenue.  These items are not directly associated with the sale of electricity and include delivery point charges, administrative charges, and customer charges.  Previously reported sales of electricity of approximately $22 million and $23 million for 2006 and 2005, respectively, are now included in Other revenue.  Additionally, certain items previously considered revenue from Other revenue were reclassified as Other income.  These items are not directly associated with revenue derived from electric operations but are associated with the operation of service organizations which provide environmental and maintenance and testing services.  Previously reported revenue from these items of approximately $10 million and $12 million for 2006 and 2005, respectively, is now included in Other income.

Cash and Cash Equivalents

Cash and cash equivalents include the cash available in TVA’s commercial bank accounts and U.S. Treasury accounts, as well as short-term securities held for the primary purpose of general liquidity.  Such securities mature within three months from the original date of issuance.

Restricted Cash and Investments

As of September 30, 2007 and 2006, TVA had $150 million and $198 million, respectively, in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which resulted in the funds being reported in Restricted cash and investments.

Accounts Receivable

Accounts Receivable.  Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable As of September 30
	2007	2006
Power receivables billed	$ 316	$ 303
Power receivables unbilled	1,113	1,031
Total power receivables	1,429	1,334

Other receivables	26	35
Allowance for uncollectible accounts	(2)	(10)
Net accounts receivable	$ 1,453	$ 1,359

Effective September 2006, TVA implemented a change in the methodology for estimating unbilled revenue for electricity sales.  The change in calculating unbilled revenue was from a method that estimates unbilled revenue on an aggregated distributor basis to a method that estimates unbilled revenue for each distributor and sums the results to arrive at the total estimated unbilled revenue.  The change also involves moving from an aggregate generation-based estimate to an estimate based on wholesale meter readings for each specific distributor.  The impact of this change resulted in an increase in the September 2006 sales estimate of 4,497 million kilowatt-hours and an increase in September 2006 accounts receivable and revenue of $232 million.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA’s estimate of probable losses inherent in the accounts receivable, unbilled revenue, and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  TVA’s corporate credit department is consulted to assess the financial condition of customers and the credit quality of the accounts.  The allowance for uncollectible accounts was $2 million and $10 million at September 30, 2007 and 2006, respectively, for accounts receivable and $15 million at both September 30, 2007 and 2006, for loans receivable.

Revenues

Revenues from power sales are recorded as power is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the end of the customer's billing cycle to the end of TVA's accounting period. Components of the unbilled revenue include estimated wholesale meter readings at the applicable rates and sales of excess generation at market rates. These components can fluctuate as a result of a number of factors including weather, generation patterns, and other operational constraints. These factors can be unpredictable and can vary from historical trends. As a result, the overall estimate of unbilled revenues may be significantly affected, which could have a material impact on TVA’s results of operations. Exchange power sales are presented in the accompanying Statements of Income as a component of Sales of electricity-federal agencies and other. Exchange power sales are sales of excess power after meeting TVA native load and direct served requirements. (Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve.)

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that would be required to meet future power demand in its service area. Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for 2007 amounted to $76 million.  Following the purchase of two combustion turbine facilities, these funds were applied as credits to Completed plant and are reflected on the September 30, 2007, Balance Sheet. These funds collected for future generation were amortized to revenue in order to match revenue with the corresponding depreciation expense of the purchased assets on the Statement of Income. This revenue recognition process began when the assets were placed into service.  The reserve for future generation was not extended beyond 2007.

Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each transaction and inventory issuances are priced at the latest moving weighted average unit cost.  At September 30, 2007 and 2006, TVA had $316 million and $270 million, respectively, in fuel inventories and $317 million and $288 million, respectively, in materials and supplies inventory.

                Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $43 million and $38 million at September 30, 2007 and 2006, respectively.

Emission Allowances.  TVA has emission allowances for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted.  NOx emission allowances are used only during the ozone season, which occurs from May through September.  Allowances granted to TVA by the Environmental Protection Agency (“EPA”) are recorded at zero cost.

         Property, Plant, and Equipment, and Depreciation

           Additions to plant are recorded at cost, which includes direct and indirect costs and an allowance for funds used during construction (“AFUDC”).  Beginning in 2008, TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  The cost of current repairs and minor replacements is charged to operating expense. Nuclear fuel inventories, which are included in Property, plant, and equipment, are valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel is calculated on a units-of-production basis and is included in fuel expense.

TVA accounts for its properties using the composite convention of accounting.  Accordingly, the original cost of property retired, together with removal costs less salvage value, is charged to accumulated depreciation.  Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets.   Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.92 percent for 2007, 3.15 percent for 2006, and 3.33 percent for 2005.  Depreciation rates by asset class are as follows:

TVA Property, Plant, and Equipment Depreciation Rates As of September 30
	2007	2006	2005
Asset Class:	(percent)
Nuclear	2.29	3.00	3.40
Coal-Fired	3.59	3.53	3.53
Hydroelectric	1.82	1.79	1.78
Combustion turbine/diesel generators	4.70	4.54	4.55
Transmission	2.53	2.57	2.52
Other	7.84	5.45	5.60

Depreciation expense for the years ended September 30, 2007, 2006, and 2005, was $1,056 million, $1,082 million, and $1,132 million, respectively.  The single major reason for the reduction in depreciation expense for 2007 and 2006 was the rate change for Browns Ferry Nuclear Plant.  The rate change was the result of the Nuclear Regulatory Commission (“NRC”) granting TVA a 20-year operating license extension.  The change in the depreciation rate for the Other asset class category was due to the addition of communication-type equipment in 2007 having a depreciable life of five years.

Property, plant, and equipment also includes assets recorded under capital lease agreements which primarily consist of office facilities of $30 million and $39 million as of September 30, 2007 and 2006, respectively, and fuel fabrication and blending facilities of $39 million and $45 million as of September 30, 2007 and 2006, respectively.

Blended Low Enriched Uranium Program

Under the blended low enriched uranium (“BLEU”) program, TVA, the Department of Energy (“DOE”), and nuclear fuel contractors have entered into agreements providing for surplus highly enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005, which initiated the amortization of the costs of the BLEU fuel assemblies to nuclear fuel expense.

           Under the terms of an interagency agreement between TVA and DOE, DOE supplies off-specification, highly enriched uranium materials to the appropriate third party fuel processors for processing into usable fuel for TVA.  In exchange, DOE will participate to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  Over the life of the program, TVA projects that DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in future payments to DOE of as much as $257 million.  TVA anticipates these future payments could begin in 2009 and last until 2013.  At September 30, 2006, TVA had accrued an obligation of $2 million related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  At September 30, 2007, this obligation was $6 million.

                The third party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  In accordance with the requirements of EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease,” and SFAS No. 13, “Accounting for Leases,” however, TVA recognized a capital lease asset and corresponding lease obligation related to amounts paid or payable to a third party fuel processor.  Accounting recognition of the capital lease asset and obligation recharacterization resulted from contract modifications to the pre-existing fuel fabrication contract.

During the quarter ended March 31, 2005, TVA recorded a capital lease asset of $60 million comprised of $23 million of contract payments made before the lease was recharacterized as a capital lease and $37 million in contract payments either paid or payable after the lease was recharacterized as a capital lease.  Also during the quarter, TVA recorded an initial capital lease obligation of $37 million.  This obligation has subsequently been reduced by principal payments, leaving an unpaid capital lease obligation of $7 million and $13 million at September 30, 2007 and 2006, respectively.  Additionally, TVA has recognized asset amortization expense of $6 million and $6 million and interest expense of $0.4 million and $1 million related to the capital lease obligation through September 30, 2007 and 2006, respectively.

Investment Funds

                Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 14 — Contingencies — Decommissioning Costs), asset retirement obligations (see Note 4 — Asset Retirement Trust), and the supplemental executive retirement plan (“SERP”). See Note 13 — Supplemental Executive Retirement Plan.  Decommissioning funds and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with overall equity market performance.  Asset retirement funds, which are classified as trading, are invested in commingled funds designed to earn returns in line with fixed income market performance.

Other Long-Term Assets

The year-end balances of TVA’s Other long-term assets are as follows:

Other Long-Term Assets
As of September 30

	2007	2006
Loans and long-term receivables, net	$ 79	$ 102
Intangible asset related to pension prior service cost	–	280
Valuation of currency swaps	280	246
Valuation of commodity contracts	16	487
	$ 375	$1,115

For additional information on the components of Other long-term assets, see Note 1 — Allowance for Uncollectible Accounts, Note 9 — Overview of Accounting Treatment, Commodity Contracts, and Swaps, Note 12 — Loans and Other Long-term Receivables, and Note 13 — Defined Benefit Pension Plan — Components of Plan, Other Postretirement Benefits — Components of Other Postretirement Benefits, and Supplemental Executive Retirement Plan.

Energy Prepayment Obligations

                During 2002, TVA introduced an energy prepayment program, the discounted energy units (“DEU”) program.  Under this program, TVA customers could purchase DEUs generally in $1 million increments, and each DEU entitles the purchaser to a $0.025/kilowatt-hour discount on a specified quantity of firm power over a period of years (five, 10, 15, or 20) for each kilowatt-hour in the prepaid block.  The remainder of the price of the kilowatt-hours delivered to the customer is due upon billing.

TVA did not offer the DEU program in 2007, 2006, or 2005.  Sales for the 2004 program included 5.5 DEUs totaling $5.5 million over a 10-year period and 1.75 DEUs totaling $1.75 million over a five-year period.  Total sales for the program since inception have been $54.5 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2007 and 2006, Balance Sheets.  TVA recognizes revenue as electricity is delivered to customers, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2007, $25.9 million has been applied against power billings on a cumulative basis during the life of the program, of which over $5.6 million was recognized as noncash revenue during 2007, 2006, and 2005.

In 2004, TVA and its largest customer, Memphis Light, Gas, and Water Division (“MLGW”), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2007 and 2006, Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2007, $390.4 million had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during 2007, 2006, and 2005.

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

TVA purchases nuclear liability insurance, nuclear property, decommissioning, and decontamination insurance, and nuclear accidental outage insurance.  See Note 14— Contingencies — Nuclear Insurance.

TVA does not currently purchase commercial general liability, auto liability, or workers’ compensation insurance.  TVA recovers the costs of losses through power rates.  The Federal Employees’ Compensation Act governs liability to employees for service-connected injuries.

TVA purchases property insurance for certain conventional (non-nuclear) assets as well as outage insurance (business interruption) for selected conventional generating assets.  TVA also purchases liability insurance which provides coverage for its directors and officers subject to the terms and conditions of the policy.

Sale of Receivables/Loans

During 2007, TVA sold $2 million of receivables at par such that TVA did not recognize a gain or loss on the sale. These receivables were from a power customer and were related to the construction of a substation.  The proceeds from the sale of these receivables are included in the Cash Flow Statement under the caption Cash flows from investing activities.

During 2006, TVA sold $22 million of receivables at par such that TVA did not recognize a gain or loss on the sale. Of this amount, $11 million represented receivables from power customers related to the construction of a substation and other energy conservation projects.  The proceeds from the sale of these receivables are included in the Cash Flow Statement under the caption Cash flows from investing activities.

TVA did not retain any claim on these receivables sold, and they are no longer reported on TVA’s Balance Sheets.

      Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations," TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  TVA records estimates of such disposal costs only at the time the legal obligation arises.  See Note 4.

Based on updating assumptions in the engineering studies annually in accordance with NRC requirements, revisions to the amount and timing of certain cash flow estimates of nuclear asset retirement obligations may be made.  TVA recognizes as incurred all obligations related to closure and removal of its nuclear units.  TVA measures the liability for closure at the present value of the weighted estimated cash flows required to satisfy the related obligation, discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued, and subsequently modified to comply with SFAS No. 143.  Earnings from decommissioning fund investments, amortization of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred as a regulatory asset.  See Note 14 — Contingencies — Decommissioning Costs.  Beginning in 2003, TVA evaluated the nature and scope of its decommissioning policy as it relates to all electric plants.  The evaluation was used to determine the need for recognition of additional asset retirement obligations as described in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 became effective for TVA at the beginning of 2003.  See Note 4.  On September 30, 2006, TVA began applying the guidance of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.”  See Note 4 for the effects of applying this interpretation.

Capitalized Revenue During Pre-Commercial Plant Operations

As part of the process of restarting Browns Ferry Unit 1, TVA commenced pre-commercial plant operations on June 2, 2007.  The pre-commercial plant operations period ended July 31, 2007, and commercial operations began on August 1, 2007.  The electricity produced during the pre-commercial plant operations period was used to serve the demands of the system; therefore, TVA calculated estimates of revenue realized from such pre-commercial generation based on the guidance provided by FERC regulations.  The calculated revenue of $57 million was capitalized to offset project costs and is reported as a contra-revenue account on the income statement.  During this same period, TVA capitalized operating costs, including fuel, of over $9 million.

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

Discounts for these programs amounted to $47 million for each of the years ended September 30, 2007, 2006, and 2005.

Allowance for Funds Used During Construction

                TVA capitalizes AFUDC based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress and nuclear fuel fabrication.  Beginning in 2008, TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.

Software Costs

TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in Property, plant, and equipment on the Balance Sheet and are primarily amortized over five years.  TVA capitalized costs of $22 million in 2007 and $2 million in 2006 related to an enterprise management project.  Software costs that do not meet capitalization criteria are expensed as incurred.

Research and Development Costs

Research and development costs are expensed when incurred. TVA’s research programs include those related to transmission technologies, emerging technologies (clean coal, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil, nuclear, and hydro), and environmental technologies. During 2007, 2006, and 2005 research and development costs of $20 million, $20 million, and $21 million, respectively, were expensed and included in the Statements of Income caption Operating and maintenance.

Payments In Lieu of Taxes

The TVA Act requires TVA to make payments to states and counties in which TVA conducts its power operations and in which TVA has acquired power properties previously subject to state and local taxation.  The amount of these payments is five percent of gross revenues from sale of power during the preceding year, excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.

Impairment of Assets

TVA evaluates long-lived assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  See Note 6.

Impact of New Accounting Standards and Interpretations

Accounting Changes and Error Corrections.  In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  This statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires, unless impracticable, retrospective application to prior periods’ financial statements of changes in accounting principles.  If it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.  When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement became effective for TVA beginning in 2007 and did not have an impact on TVA’s financial statements for 2007.

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airline” and Accounting Principles Board Opinion No. 28, “Interim FinancialReporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method. The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. TVA will adopt this guidance for 2008.  Because TVA’s policy is to expense maintenance costs as incurred (direct expensing method), the adoption of this FSP is not expected to have a material impact on TVA’s results of operations or financial position.

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

Offsetting Amounts.  On April 30, 2007, FASB issued FASB Staff Position (“FSP”) FIN No. 39-1,“Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in the FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.  At this time, TVA is evaluating the requirements of this guidance and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.

Employers’ Accounting for Defined Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The standard requires an employer to:  recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

Upon adoption of SFAS No. 158, TVA recorded a net benefit liability equal to the underfunded status of certain pension and other postretirement benefit plans at September 30, 2007 in the amounts of $664 million and $464 million, respectively.  On September 30, 2007, the unrecognized prior service costs and unrecognized gains and losses were recognized as components of accumulated other comprehensive income which were then reclassified to and recorded as components of a regulatory asset related to TVA's unfunded benefit plans.   TVA did not have any unrecognized transition obligation losses.  At September 30, 2007, TVA's unfunded benefit plans' regulatory asset included unamortized prior service costs and unamortized net actuarial losses of approximately $830 million and $143 million, respectively, related to pensions and other postretirement benefits.

Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs, as recorded with SFAS No. 87 and SFAS No.106, and costs recovered through the ratemaking process.  As a result of the adoption of SFAS No. 158, TVA increased the existing unfunded benefit plans' regulatory asset by approximately $721 million related to the defined benefit pension and postretirement plans for amounts that would otherwise be charged to accumulated other comprehensive income under SFAS No. 158.  See Note 13.

2. Nuclear Power Program

At September 30, 2007, TVA's nuclear power program consisted of seven units — six operating (commercially generating electricity), and one in planning stages which will resume construction in 2008.  The units are in three locations with investments in property, plant, and equipment as follows and in the status indicated:

Nuclear Production Plants
As of September 30, 2007

	Completed Plant, Net	Construction in Progress	Fuel Investment
Browns Ferry	$ 4,001	$ 117	$ 245
Sequoyah	1,559	32	132
Watts Bar*	5,403	9	45
Raw materials	–	–	180
Total Nuclear Production	$ 10,963	$ 158	$ 602

Note: * Watts Bar Unit 2 is in planning stages and construction on it will resume in 2008.

Browns Ferry Unit 1 was taken offline in 1985 for plant modifications and regulatory improvements.  In May 2002, the TVA Board initiated activities for the return of Browns Ferry Unit 1 to service to meet long-term power requirements, and on August 1, 2007, Browns Ferry Unit 1 returned to commercial operation.  The total amount invested in the restart project through the commercial operation date was $1.84 billion excluding AFUDC of $269 million.  The unit is initially providing generating capacity of approximately 1,150 megawatts and is expected eventually to provide 1,280 megawatts of capacity.

On August 1, 2007, the TVA Board approved the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”), construction of which was halted in 1985. Prior to the approval, TVA conducted a detailed scoping, estimating, and planning study to estimate the project’s cost, schedule, and risks. Separately, TVA prepared a report evaluating potential environmental impacts as required by the National Environmental Policy Act.

The TVA Board determined as of the end of 2001 that the values of some of its existing assets were impaired and should be reduced.  Certain nuclear assets — portions of Bellefonte Unit 1 and Unit 2 and Watts Bar Unit 2 in its entirety — were identified as assets for which the estimated cash flows expected to be provided through future rates were less than recorded book values.  Accordingly, TVA revalued certain nuclear assets — Watts Bar Unit 2 in its entirety and portions of Bellefonte Unit 1 and Unit 2 — downward by $2.2 billion and recognized an impairment loss.  During 2004, the TVA Board approved the reclassification of approximately $203 million of Bellefonte assets from Deferred nuclear generating units to Completed plant.  In July 2005, the TVA Board approved the amortization of TVA’s remaining investment in the deferred generating units at Bellefonte over a 10-year period beginning in 2006.  See Note 1 — Cost-Based Regulation.  TVA began amortizing and recovering in rates the investment of the $3.9 billion in deferred nuclear generating units at Bellefonte Nuclear Plant on October 1, 2005.  TVA’s Board approved canceling the unfinished Bellefonte construction project in November 2005 and the NRC approved TVA’s request to terminate the construction permits in September 2006.  See Note 5 — Deferred Nuclear Generating Units.  None of these actions interfere in any way with TVA’s ability to use the site for future projects.

In September 2005, NuStart Development LLC (“NuStart”) selected Bellefonte as one of the two sites in the country for a new advanced design nuclear plant.  NuStart is an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for new nuclear plants.  NuStart intends to seek a combined construction and operating license for the site for the new Advanced Passive 1000 reactor design by Westinghouse Electric Co.  As the license applicant, TVA submitted its combined license application to the NRC in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site.

On May 4, 2006, the NRC approved TVA’s application for license extension at each of its three reactors at Browns Ferry Nuclear Plant.  As a result of the NRC’s action, each unit’s license has been extended 20 years.  See Note 4.  The depreciable lives of these units were therefore extended in 2006.  Current expiration dates of the operating licenses for the Browns Ferry units are as follows:

TVA Nuclear Unit Operating License Expiration Dates
As of September 30, 2007

Nuclear Unit	Operating License Expiration Date

Browns Ferry Unit 1	2033
Browns Ferry Unit 2	2034
Browns Ferry Unit 3	2036

3. Completed Plant

           Completed plant consisted of the following at September 30:

TVA Completed Plant
As of September 30

	2007			2006
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-Fired	$11,093	$5,606	$5,487	$10,567	$5,249	$5,318
Combustion turbine	1,212	555	657	1,168	500	668
Nuclear	17,514	6,551	10,963	15,437	6,520	8,917
Transmission	4,680	1,682	2,998	4,360	1,607	2,753
Hydroelectric	1,991	718	1,273	1,879	683	1,196
Other electrical plant	1,315	471	844	1,235	428	807
Subtotal	37,805	15,583	22,222	34,646	14,987	19,659

Multipurpose dams	962	345	617	962	336	626
Other stewardship	44	9	35	44	8	36
Subtotal	1,006	354	652	1,006	344	662

Total	$38,811	$15,937	$22,874	$35,652	$15,331	$20,321

4. Asset Retirement Obligations

Effective October 1, 2002, TVA adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which requires the recognition of a liability, and capitalization of the associated asset retirement cost as part of the carrying amount of the long-lived asset, for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of long-lived assets.  TVA identified and reviewed all relevant information to determine its potential asset retirement obligations (“AROs”), and three categories of AROs which represent legal obligations of TVA under the requirements set forth in the standard were identified.  Costs associated with retirement of coal-fired (including ash/waste ponds) and gas/oil combustion turbine generating plants are being expensed as period costs while costs associated with retirement of nuclear generating plants are receiving SFAS No. 71 treatment based on the partially funded status of the nuclear decommissioning obligation.  See Note 1 — Cost-Based Regulation.

When TVA adopted SFAS No. 143, the accounting requirement was to incur only the minimum legally required costs related to plant shut-down and to consider certain assets as perpetually-lived.  Accordingly, TVA adopted a containment strategy through plant maintenance related to asbestos and polychlorinated biphenyls (“PCBs”), and due to uncertainty surrounding the timing of estimated plant closures, did not record an ARO for the complete removal costs.  FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), clarifies that even though the timing or method of settlement of an obligation may be conditional on a future event, the obligation to perform the asset retirement activity is unconditional.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

Asbestos and PCBs.  On September 30, 2006, TVA began applying FIN 47 which resulted in the recognition of additional ARO liabilities for asbestos and PCB abatement costs. The effect of the adoption of FIN 47 during 2006 included a cumulative effect charge to income of $109 million, a recognition of a corresponding additional long-term liability of $132 million, a recognition of an increase in assets of $43 million, and related accumulated depreciation of $20 million.

Conditional Asset Retirement Obligations for Asbestos and PCB Abatement Costs
FIN 47 ARO Category	Pro-Forma October 1, 2005 Obligation	September 30, 2006 Obligation	September 30, 2007 Obligation	Estimated Future Liability (Undiscounted)September 30, 2007
Coal-Fired Plants	$ 111	$ 117	$ 123	$ 449
Office and Other Facilities	2	2	2	42
Hydroelectric Plants	5	5	5	32
Transmission Facilities	9	8	9	21

Total	$ 127	$ 132	$ 139	$ 544

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

Gas/Oil Turbine Generating Plants.  The activities associated with gas and oil turbine plant retirement include annual operating costs for site security, lighting, powerhouse and grounds maintenance, containment of asbestos, paint, and other materials, and groundwater monitoring.  The estimated costs of these activities have been identified and are included in the calculation of TVA’s combustion turbine plant AROs.

 For each ARO previously identified, TVA calculated the net present value of the obligation as of the current period, the original and incremental cost of the long-lived asset at the time of initial operation, the cumulative effect of depreciation on the adjusted asset base, and accretion of the liability from the date of initial operation to the current period.

                Nuclear Generating Plants.  Prior to implementing SFAS No. 143, TVA had recognized a decommissioning liability related to its nuclear generating plants in accordance with NRC funding requirements.  The adoption of SFAS No. 143 resulted in a change in the methodology of quantifying this nuclear decommissioning obligation in accordance with the new accounting standard.  TVA has increased the nuclear decommissioning liability on the balance sheet to reflect the new methodology but has retained its regulatory accounting treatment of capturing all changes in the liability, investment funds, and certain other deferred charges, which includes depreciation of the ARO asset base, as changes in the regulatory asset instead of recording these items on the income statement because recovery of these net costs is probable in future revenues.

In March 2007 and 2006, TVA made revisions to the amount and timing of certain cash flow estimates related to its nuclear AROs.  The revisions in cost were based on new engineering analyses of certain components of the cost performed annually in accordance with requirements of the NRC.  Accordingly, TVA made adjustments in the recorded amounts to properly reflect such revised balances based on the latest cost estimates.  In 2007, the effect of the changes in estimates produced an increase in obligations greater than the amounts originally recorded.  The adjustments resulted in an increase in the regulatory asset of $82 million with a corresponding increase in the ARO liability.  In 2006, the effect of the changes in estimates produced obligations that were less than the amounts originally recorded on an accreted basis.  The adjustments resulted in an aggregate decrease of $89 million in the ARO, a $29 million reduction in the asset base, a $12 million reduction in accumulated depreciation, and a decrease of $72 million in the originally recorded regulatory asset which TVA recorded in accordance with SFAS No. 71.  Therefore, the result of the change described did not impact net income.

In May 2006, the NRC granted a 20-year license extension for the operation of each of the three units at TVA’s Browns Ferry Nuclear Plant.  The license extension changes the timing of certain cash flow estimates utilized by TVA in the determination of the Browns Ferry ARO.  Accordingly, TVA made adjustments to the Browns Ferry ARO and related accounts to reflect the revised cost estimates.  TVA previously calculated the Browns Ferry ARO utilizing two equally weighted sets of estimated cash flows: one set based on a 40-year license life and a second set based on a 60-year license life.  The cash flow estimates represented by the 40-year life are no longer applicable.  The adjustments made are cumulative for the year and include reductions in the nuclear ARO of $153 million, a reduction in the incremental asset base of $31 million, a reduction in the asset’s accumulated depreciation of $44 million, and a reduction in the regulatory asset of $166 million.  The result of the changes described does not impact net income for any of the periods presented.

Reconciliation of ARO Liability.  In accordance with the provisions of SFAS No. 143 TVA recognizes the fair value of legal obligations associated with the retirement of certain tangible long-lived assets.  The fair value of the liability is added to the book value of the associated asset.  The liability increases due to the passage of time (accretion expense), based on the time value of money, until the obligations settle.  Subsequent to the initial recognition, the future liability is adjusted for any periodic revisions to the expected cost of the retirement obligation (changes in estimates to future cash flows) and for accretion of the liability due to the passage of time.  During 2006, TVA’s total ARO increased $128 million, net of all cumulative adjustments, due to combined accretion expense of $100 million and a recognition of a conditional ARO of $132 million and $138 million due to the application of FIN 47 and SFAS 143, respectively, partially offset by the $242 million in revisions to the nuclear ARO.  The nuclear accretion expense of $87 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $13 million, related to coal-fired and gas/oil combustion turbine plants, was expensed in 2006.  During year 2007, TVA’s total ARO liability increased $204 million.  The increase was comprised of $91 million in new AROs plus $113 million in ARO expense (accretion of the liability).  The increase in the nuclear ARO is comprised of a second quarter increase of $82 million based on a revision to the 2007 cost study, which accounted for biennial changes in burial rates, a third quarter increase of $7 million due to the replacement of steam generators at Watts Bar Nuclear Plant, and a fourth quarter increase of $1 million due to the replacement of steam generators at Watts Bar Nuclear Plant.  The nuclear accretion expense of $85 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $28 million, related to non-nuclear assets, was expensed in 2007.

Reconciliation of Asset Retirement Obligation Liability
As of September 30

	2007	2006
Balance at beginning of period	$1,985	$1,857

Changes in nuclear estimates to future cash flows	90	(242)
Non-nuclear additional obligations	1	270
	91	28
Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	85	87
Non-nuclear accretion (charged to expense)	28	13
	113	100

Balance at end of period	$2,189	$1,985

Asset Retirement Trust.  In September, 2007, the TVA Board approved the establishment of an asset retirement trust (“ART”) to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations. The purpose of the trust is to hold funds for the contemplated retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets. TVA made a $40 million initial contribution to the trust on September 28, 2007. While similar in concept, the ART is separate from TVA's nuclear decommissioning trust fund. TVA is not legally obligated to establish or maintain a trust for non-nuclear related obligations nor obligated to make any future contributions, regardless of funded status. Future contributions may be made at the discretion of the TVA Board.

5.  Regulatory Assets and Liabilities

Regulatory assets capitalized under the provisions of SFAS No. 71 are included in Deferred nuclear generating units and Other regulatory assets on the September 30, 2007 and 2006, Balance Sheets.  Components of Other regulatory assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, unrealized losses related to power purchase contracts, deferred capital lease asset costs, deferred losses relating to TVA’s financial trading program, adjustment to accrue the minimum pension liability, fuel cost adjustments, and unfunded benefit costs.  All regulatory assets are probable of recovery in future revenues.  Components of Regulatory liabilities include unrealized gains on coal purchase contracts, a reserve for future generation, and capital lease liabilities.  See Note 1 — Cost-Based Regulation and Note 2.

The year-end balances of TVA’s regulatory assets and liabilities are as follows:

TVA Regulatory Assets and Liabilities As of September 30
	2007	2006
Regulatory Assets:
Unfunded benefit costs	$ 973	$ –
Minimum pension liability	–	914
Nuclear decommissioning costs	419	474
Debt reacquisition costs	210	232
Deferred losses relating to TVA’s financial trading program	8	6
Deferred outage costs	96	85
Deferred capital lease asset costs	66	76
Unrealized losses on power purchase contracts	–	22
Fuel cost adjustment	197	–
Subtotal	1,969	1,809
Deferred nuclear generating units	3,130	3,521

Total	$5,099	$ 5,330

Regulatory Liabilities:
Unrealized gain on coal purchase contracts	$ 16	$ 487
Capital lease liability	67	88
Subtotal	83	575
Reserve for future generation	74	–

Total	$ 157	$ 575

Unfunded Benefit Costs.  Unfunded benefit costs are changes in the amount of either the pension projected benefit obligation or pension plan assets resulting from experience different from that previously assumed as well as from changes in assumptions.  In accordance with SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” such amounts are typically recognized as components of Accumulated other comprehensive income; however, TVA recognizes all such unfunded benefit costs, to the extent the projected benefit obligation exceeds plan assets, as regulatory assets in accordance with the specific requirements of the TVA Board.  Before September 30, 2007, TVA recognized such unfunded actuarial losses as regulatory assets, only to the extent the accumulated benefit obligation exceeded pension plan assets less prior service cost, as required by SFAS No. 87 and the recognition of the additional minimum liability (“AML”) or minimum pension liability.  See Minimum Pension Liability below.

Minimum Pension Liability.  TVA’s accumulated pension benefit obligation at September 30, 2007, prior to TVA’s adoption of SFAS No. 158, and at September 30, 2006, exceeded plan assets.  As a result, TVA was required to recognize an additional minimum pension liability as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions.”  TVA records as regulatory assets the portion of the unfunded benefit obligation represented by actuarial losses as determined by the plan’s actuarial valuation process at the end of the current year.  Such recognition of actuarial losses as regulatory assets is made in accordance with the directives of the TVA Board.  These future pension costs will be funded through a combination of the pension investment funds already set aside by TVA, future earnings on those pension investment funds, and, if recommended by the Tennessee Valley Authority Retirement System (“TVARS”) Board of Directors (“TVARS Board”) under the rules and regulations of TVARS and approved by TVA, future TVA cash contributions to the pension plan which will be recovered in TVA’s rates when incurred.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under NRC requirements and liability recognition under the accounting rules for asset retirement obligations.  These future costs will be funded through a combination of investment funds already set aside by TVA, future earnings on those investment funds, and if necessary, additional TVA cash contributions to the investment funds.  See Note 1 — Investment Funds and Note 4.

Debt Reacquisition Costs.  Reacquisition expenses, call premiums, and other related costs, such as unamortized debt issue costs associated with redeemed Bond issues, are deferred under provisions of the FERC’s Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act (“Uniform System of Accounts”).  These costs are deferred and amortized (accreted) on a straight-line basis over the weighted average life of TVA’s debt portfolio.  (Even though TVA is not a public utility subject generally to FERC jurisdiction, the TVA Act requires TVA to keep accounts in accordance with the requirements established by FERC.)

Deferred Losses Relating to TVA’s Financial Trading Program. Deferred losses relating to TVA’s financial trading program represent unrealized gains and losses on futures and options at September 30, 2007.  The program is used to reduce TVA’s economic risk exposure associated with electricity generation, purchases, and sales.  Due to the implementation of a fuel cost adjustment (“FCA”) mechanism as of October 1, 2006, TVA changed its accounting for these unrealized gains and losses as of September 30, 2006, to defer the unrealized gains until the contracts settle.  Prior to this time, gains and losses were reported on the income statement as an offset to purchased power.  Unrealized losses as of September 30, 2006, were approximately $6 million.  The new accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the FCA.

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  See Note 2.  Nuclear refueling outage and maintenance costs already incurred are deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  The amounts of deferred outage costs for 2007, 2006, and 2005 were $96 million, $85 million, and $103 million, respectively.

Deferred Capital Lease Asset Costs.  Deferred capital lease asset costs represent the difference between FERC’s Uniform System of Accounts model balances recovered in rates and the SFAS No. 13, “Accounting for Leases,” model balances.  Under the Uniform System of Accounts, TVA recognized the initial capital lease asset and liability at inception of the lease in accordance with SFAS No. 13; however, the annual expense under the Uniform System of Accounts is equal to the annual lease payments, which differs from SFAS No. 13 accounting treatment.  This practice results in TVA’s capital lease asset balances being higher than they otherwise would have been under the SFAS No. 13 model, with the difference representing a regulatory asset related to each capital lease.  These costs are being amortized over the respective lease terms as lease payments are made.

Unrealized Losses on Power Purchase Contracts.  Unrealized losses on a power purchase contract represent the estimated unrealized loss related to the mark-to-market valuation of the contract. Under the accounting rules contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this contract qualifies as a derivative contract but does not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of this derivative contract as a regulatory asset.  This treatment reflects TVA’s ability and intent to recover the cost of this commodity contract on a settlement basis for ratemaking purposes.  TVA has historically recognized the actual cost of purchased power received under this contract in purchased power expense at the time of settlement.  The contract expired in 2007.  See Note 9.

Fuel Cost Adjustment.  On July 28, 2006, the TVA Board approved the FCA to be applied quarterly as a mechanism to adjust TVA's rates to reflect changing fuel and purchased power costs beginning in 2007.  As of September 30, 2007, TVA had recognized a regulatory asset of $197 million representing deferred power costs to be recovered through the FCA adjustments in future periods.

Deferred Nuclear Generating Units. In July 2005, the TVA Board approved the amortization, and inclusion into rates, of TVA’s $3.9 billion investment in the deferred nuclear generating units at Bellefonte Nuclear Plant over a 10-year period beginning in 2006.  The TVA Board determined that a 10-year recovery period would not place an undue burden on ratepayers while still ensuring the probability of cost recovery during that 10-year period.  See Note 2.

Regulatory liabilities accounted for under the provisions of SFAS No. 71 consist of mark-to-market valuation gains on coal purchase contracts, capital leases, and reserve for future generation.

Unrealized Gains on Coal Purchase Contracts. Unrealized gains on coal purchase contracts represent the estimated unrealized gains related to the mark-to-market valuation of coal purchase contracts. Under the accounting rules contained in SFAS No. 133, as amended, these contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes.  TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2017.  See Note 9.

Capital Lease Liability.  As a result of a capital lease payment stream requiring larger cash payments during the latter years of the lease term than during the early years of the lease term, TVA levelized the annual lease expense recognition related to this lease in order to promote the fair and equitable cost recovery from ratepayers.  These levelized costs are being amortized over the lease term.

Reserve for Future Generation. During 2007, TVA collected $76 million in rates intended to fund future generation based on the need for additional generating capacity that would be required to meet future power demand in its service area.  Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability. Once generating capacity is acquired, funds in the reserve account are to be reclassified from a regulatory liability to completed plant. In December 2006, TVA purchased two combustion turbine facilities for a combined purchase price of $98 million. One facility is a 756-megawatt winter net dependable capacity, dual-fuel combustion turbine facility and includes certain related transmission facilities. The second facility is a 540-megawatt winter net dependable capacity, natural gas-fired combustion turbine facility. The 540-megawatt winter net dependable capacity facility was available for commercial operation in January 2007, and the 756-megawatt winter net dependable capacity facility was available for commercial operation in May 2007. During 2007, depreciation related to the 540-megawatt winter net dependable capacity facility was $0.7 million and depreciation related to the 756-megawatt winter net dependable capacity facility was $1.0 million. TVA also recognized revenue of $1.7 million during 2007 consistent with the manner in which the related asset is being depreciated.  The balance of the reserve for future generation is $74 million at September 30, 2007.  See Note 1 — Reserve for Future Generation.

6.  Asset Impairment

During 2007 and 2006, TVA recognized a total of $26 million and $9 million respectively, in impairment losses related to its Property, plant, and equipment.  The $26 million Loss on asset impairment in 2007 included a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $9 million related to other Construction in progress assets.  The $9 million Loss on asset impairment in 2006 included write-off of $7 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-valuation of other projects due to funding limitations.  TVA also revalued one of two buildings in its Knoxville Office Complex because of its plans to sell or lease the East Tower of the Complex.  Based on evaluation of independent appraisals which were deemed to be market value, a $2 million write-down was recognized on the building.

7.  Variable Interest Entity

In February 1997, TVA entered into a power purchase agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2007.  Power purchases for 2007 under the agreement totaled $122 million.  TVA has no additional financial commitments beyond the power purchase agreement with respect to the facility.

8. Proprietary Capital

Appropriation Investment

TVA’s power program and stewardship program were originally funded primarily by appropriations from Congress.   In 1959, however, Congress passed legislation that required TVA’s power program to be self-financing from power revenues and proceeds from power program financings. While TVA’s power program did not directly receive appropriated funds after it became self-financing, TVA continued to receive appropriations for certain multipurpose and other mission-related activities as well as for its stewardship activities. TVA has not received any appropriations from Congress for any activities since 1999, and since that time, TVA has funded stewardship program activities primarily with power revenues in accordance with a statutory directive from Congress.

In 1959, Congress also passed legislation that required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Facility Appropriation Investment until an additional $1 billion of the Power Facility Appropriation Investment has been repaid.  Of this $1 billion amount, $130 million remained unpaid at September 30, 2007.  Once the additional $1 billion of the Power Facility Appropriation Investment has been repaid, the TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining Power Facility Appropriation Investment.  The remaining Power Facility Appropriation Investment will be $258 million if TVA receives no additional appropriations from Congress for its power program.

The table below summarizes TVA's activities related to appropriated funds.

Appropriations Activity As of September 30
	Power Facility Appropriation Investment	Stewardship Program Appropriations	Total Appropriation Investment

Appropriation Investment at September 30, 2005	$ 428	$ 4,355	$ 4,783
Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2006	408	4,355	4,763

Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2007	$ 388	$ 4,355	$ 4,743

Payments to the U.S. Treasury

TVA paid $20 million each year for 2007, 2006, and 2005 as a repayment of the Power Facility Appropriation Investment.  In addition, TVA paid the U.S. Treasury $20 million in 2007, $18 million in 2006, and $16 million in 2005 as a return on the Power Facility Appropriation Investment.  The amount of the return on the Power Facility Appropriation Investment is based on the Power Facility Appropriation Investment balance as of the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations as of the same date.  The interest rates payable by TVA on the Power Facility Appropriation Investment were 4.87 percent, 4.24 percent, and 3.71 percent for 2007, 2006, and 2005, respectively.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income or loss to reflect changes in capital that result from transactions and economic events from nonowner sources.  The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments (see Note 9).  The Accumulated other comprehensive income (loss) as of September 30, 2007, 2006, and 2005, was $(19) million, $43 million, and $27 million, respectively.

Total Other Comprehensive Income (Loss) Activity As of September 30
Accumulated other comprehensive loss, October 1, 2004	$ (52)
Changes in fair value:
Inflation swap	4
Foreign currency swaps [1]	75
Accumulated other comprehensive income, September 30, 2005	27

Changes in fair value:
Inflation swap	(11)
Foreign currency swaps [1]	27
Accumulated other comprehensive income, September 30, 2006	43

Changes in fair value:
Inflation swap	9
Foreign currency swaps [1]	(71)

Accumulated other comprehensive loss, September 30, 2007	$ (19)

Notes: (1) Foreign currency swap changes are shown net of reclassifications from Other comprehensive income to earnings. (2) See Note 13.

TVA records exchange rate gains and losses on debt in earnings and marks its currency swap assets to market through other comprehensive income.  TVA then reclassifies an amount out of other comprehensive income into earnings offsetting the earnings gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income resulted in an increase to earnings of $104 million in 2007, an increase to earnings of $143 million in 2006, and a charge to earnings of $61 million in 2005.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, resulted in a net effect on earnings of zero for 2007, 2006, and 2005.  Due to the number of variables affecting the future gains/losses on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive income to earnings in future years.

9. Risk Management Activities and Derivative Transactions

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

Overview of Accounting Treatment

Prior to October 1, 2000, TVA accounted for hedging activities using the deferral method, and gains and losses were recognized in the financial statements when the related hedged transaction occurred.  During 2001, TVA adopted SFAS No. 133, which was subsequently amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”

           The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment
As of September 30, 2007

Derivative Hedging Instrument	Hedged Item	Purpose of Hedge Transaction	Type of Hedge	Accounting for Derivative Hedging Instrument	Accounting for the Hedged Item

Currency Swaps	Anticipated payment denominated in a foreign currency	To protect against changes in cash flows caused by changes in foreign-currency exchange rates	Cash Flow	Cumulative unrealized gains and losses are recorded in Other comprehensive income and reclassified to earnings to the extent they are offset by cumulative gains and losses on the hedged transaction.	No adjustment is made to the basis of the hedged item.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
As of September 30, 2007

Derivative Type	Purpose of Derivative	Accounting for Derivative Instrument

Coal Contracts with Volume Options	To protect against fluctuations in market prices of the item to be purchased	Gains and losses are recorded as regulatory assets or liabilities until settlement at which time they are recognized in fuel and purchased power expense.
Interest Rate Swap	To fix short-term debt variable rate to a fixed rate	Gains and losses are recorded in earnings as unrealized gains/losses on derivative contracts.
Swaptions	To protect against decreases in value of the embedded call	Gains and losses are recorded in earnings as unrealized gains/losses on derivative contracts.
Futures and Options on Futures	To protect against fluctuations in the price of the item to be purchased	Realized gains and losses are recorded in earnings as purchased power expense; unrealized gains and losses are recorded as a regulatory asset/liability.

TVA has recorded the following amounts for its derivative financial instruments:

Mark-to-Market Values of TVA Derivatives
As of September 30

	2007 Balance	2007 Balance Sheet Presentation	2006 Balance	2006 Balance Sheet Presentation	2007 Notional Amount	Year of Expiration

Inflation swap	$ –	–	$22	Other long-term assets	–	2007
Interest rate swap	(115)	Other liabilities	(131)	Other liabilities	$476 million	2044

Currency swaps:
Sterling	63	Other long-term assets	47	Other long-term assets	£200 million	2021
Sterling	148	Other long-term assets	133	Other long-term assets	£250 million	2032
Sterling	69	Other long-term assets	66	Other long-term assets	£150 million	2043

Swaptions:
$1 billion notional	(269)	Other liabilities	(296)	Other liabilities	$1 billion	2042
$28 million notional	(3)	Other liabilities	(3)	Other liabilities	$28 million	2022
$14 million notional	(1)	Other liabilities	(2)	Other liabilities	$14 million	2022

Coal contracts with volume options	16	Other long-term assets	487	Other long-term assets	115 million tons	2017

Purchase power option contracts	–	–	(22)	Other liabilities	–	2007

Futures and options on futures:
Margin Cash Account*	18	Inventories and other	6	Inventories and other	23,800,000 mmBtu	2009
Unrealized losses	8	Other regulatory assets	6	Other regulatory assets	–	–

Note
*
In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Program Activity table.

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

Swaps

To hedge certain market risks to which TVA is subject, TVA has entered into four currency swaps three of which were still outstanding at September 30, 2007, and one inflation swap which expired in 2007.  Following is a discussion of each of these swaps as well as a discussion of the hedge accounting treatment that these swaps receive.

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

In addition, TVA entered into currency swap contracts during 2003, 2001, and 1999 as hedges for sterling-denominated Bond transactions in which TVA issued £150 million, £250 million, and £200 million of Bonds, respectively.  The overall effective cost to TVA of these Bonds and the associated swaps was 4.96 percent, 6.59 percent, and 5.81 percent, respectively.  Any gains or losses on the Bonds due to the foreign currency transactions are offset by losses or gains on the swap contracts.  At September 30, 2007 and 2006, the currency transactions had resulted in net exchange losses of $299 million and of $195 million, respectively, which are included in Long-term debt, net.  However, the net exchange losses were offset by corresponding gains on the swap contracts, which are reported as a deferred asset.

In accordance with SFAS No. 133, as amended, the foreign currency swap contracts represent cash flow hedges of certain Bond transactions and any mark-to-market gains or losses have been recognized in Accumulated other comprehensive income (loss). If any loss (gain) were to be incurred as a result of the early termination of the foreign currency swap contract, any resulting charge (income) would be amortized over the remaining life of the associated Bond as a component of interest expense.

                 Inflation Swap.  In 1997, TVA issued $300 million of inflation-indexed accreting principal Bonds.  The 10-year Bonds had a fixed coupon rate that was paid on the inflation-adjusted principal amount.  TVA hedged its inflation exposure under the securities through a receive-floating, pay-fixed inflation swap agreement.  The overall effective cost to TVA of these Bonds and the associated swap was 6.64 percent.  On September 21, 2004, TVA received a payment of $55 million from the swap counterparty representing the present value of the accretion as of that date.  The present value of the accretion is recorded as a long-term receivable on the September 30, 2006, Balance Sheets.  At the termination of the swap in 2007, TVA received the additional $23 million in accretion from the swap counterparty.

     In accordance with SFAS No. 133, as amended, the inflation swap contract represented a cash flow hedge of a Bond transaction, with mark-to-market gains or losses recognized in accumulated other comprehensive income (loss).  The inflation swap contract expired during 2007.

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

•	In 2003, TVA monetized the call provisions on a $1 billion Bond issue by entering into a swaption agreement with a third party in exchange for $175 million (the “2003A Swaption”).

•	In 2003, TVA also monetized the call provisions on a Bond issue of $476 million by entering into a swaption agreement with a third party in exchange for $81 million (the “2003B Swaption”).

•
In 2005, TVA monetized the call provisions on two electronotes® issues ($42 million total par value) by entering into swaption agreements with a third party in exchange for $5 million (the “2005 Swaptions”).

In February 2004, the counterparty to the 2003B Swaption transaction exercised its option to enter into a swap with TVA, effective April 10, 2004, requiring TVA to make fixed rate payments to the counterparty of 6.875 percent and the counterparty to make floating payments to TVA based on London Interbank Offered Rate.  These payments are based on a notional principal amount of $476 million, and the parties began making these payments on June 15, 2004.

The 2003A Swaption was recorded in Other liabilities on the September 30, 2007 and 2006, Balance Sheets and is designated as a hedge of future changes in the fair value of the original call provision.  Under SFAS No. 133, as amended, TVA records the changes in market value of both the swaption and the embedded call.  These values historically have been highly correlated; however, to the extent that the values do not perfectly offset, any differences will be recognized currently through earnings.  In the third quarter of 2006, the hedge related to the 2003A Swaption ceased to be effective and continued to be ineffective during the fourth quarter of 2007 from an accounting perspective.  As a result, TVA has not received hedge accounting treatment on the 2003A Swaption since the second quarter of 2006.

Changes in the market value of the 2003A Swaption and the embedded call resulted in an unrealized noncash gain of $24 million for the fiscal year ended September 30, 2007, in an unrealized noncash loss of $43 million for the year-ended September 30, 2006, and an unrealized noncash gain of $27 million for the year-ended September 30, 2005.

The 2005 Swaptions and the swap entered into pursuant to the 2003B Swaption are also recorded in Other liabilities on the September 30, 2007 and 2006, Balance Sheets, and the changes in market value are recognized currently in earnings.  These changes amounted to a $16 million noncash gain for the year ended September 30, 2007, and a $28 million noncash gain for the year ended September 30, 2006.  TVA did not elect hedge accounting treatment for the 2005 Swaptions.

Futures and Options on Futures

In 2005, the TVA Board approved a financial trading program under which TVA can purchase swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices.  In August 2007, the TVA Board expanded the financial trading program, among other things, (1) to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of electricity, coal, emission allowances, nuclear fuel, and other commodities such as ammonia and limestone, as well as the price of natural gas and fuel oil, (2) to authorize the use of futures, swaps, options, and combinations of these instruments as long as these instruments are standard in the industry, (3) to authorize the use of the Intercontinental Exchange as well as the New York Mercantile

Exchange to trade financial instruments, and (4) to increase the aggregate transaction limit to $130 million (based on one-day Value at Risk). Under the expanded program, TVA is still prohibited from trading financial instruments for speculative purposes.

At September 30, 2007, TVA had derivative positions outstanding under the program equivalent to about 2,971 contracts, made up of 1,623 futures contracts, 788 swap futures contracts, and 560 options contracts with an approximate net market value of $136 million.  For the year ended September 30, 2007, TVA recognized realized losses of $45 million, which were recorded as an increase to purchased power expense.  Unrealized losses at the end of the year were $8 million, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

At September 30, 2006, TVA had derivative positions outstanding under the program equivalent to about 1,158 contracts, made up of 429 futures contracts and 729 swap futures contracts, with an approximate net market value of $40 million.  For the year ended September 30, 2006, TVA recognized realized losses of $23 million, which were recorded as an increase to purchased power expense.  Unrealized losses at the end of the year were $6 million, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.

Financial Trading Program Activity
As of September 30

	2007		2006
	NotionalAmount	Contract Value	Notional Amount	Contract Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)
Futures contracts
Financial positions, beginning of period, net	4,290,000	$ 35	880,000	$ 9
Purchased	52,780,000	403	18,160,000	146
Settled	(40,840,000)	(273)	(14,750,000)	(97)
Realized (losses)	–	(34)	–	(23)
Net positions-long	16,230,000	131	4,290,000	35

Swap futures
Financial positions, beginning of period, net	1,822,500	11	–	–
Fixed portion	17,007,500	120	1,977,500	12
Floating portion - realized	(16,860,000)	(108)	(155,000)	(1)
Realized (losses)	–	(11)	–	–
Net positions-long	1,970,000	12	1,822,500	11

Option contracts
Financial positions, beginning of period, net	–	–	240,000	–
Calls purchased	2,900,000	2	–	–
Puts sold	2,900,000	(1)	–	–
Positions closed or expired	(200,000)	–	(240,000)	–
Net positions-long	5,600,000	1	–	–

Holding (losses)/gains
Unrealized (loss) gain at beginning of period, net	–	(6)	–	1
Unrealized (losses) for the period	–	(2)	–	(7)
Unrealized (losses) at end of period, net	–	(8)	–	(6)

Financial positions at end of period, net	23,800,000	$136	6,112,500	$ 40

Concentration of Credit Risk.  Seven customers, which represented an aggregate of 33 percent of TVA’s total power sales in 2007 and 2006, purchased power from TVA under contracts that require either five or 10 years’ notice to terminate.  Outstanding accounts receivable for these customers at September 30, 2007, were $593 million, or 41 percent of total outstanding accounts receivable, and at September 30, 2006, were $561 million, or 42 percent of total outstanding accounts receivable.

10. Debt

      General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  At September 30, 2007, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”).  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds, which are defined as:

•	the remainder of TVA’s gross power revenues

o	after deducting

–	the costs of operating, maintaining, and administering its power properties, and

–	payments to states and counties in lieu of taxes, but

o	before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus

•	the net proceeds from the sale or other disposition of any power facility or interest therein.

Because TVA’s lease payments under its lease/leaseback transactions are considered costs of operating, maintaining, and administering its power properties, those payments have priority over TVA’s payments on the Bonds.  See Note 12 — Other Financing Obligations.  Once Net Power Proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the United States Treasury required by the TVA Act in repayment of and as a return on the Power Facility Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:

–	the depreciation accruals and other charges representing the amortization of capital expenditures and

–	the net proceeds from any disposition of power facilities

for either

–	the reduction of its capital obligations (including Bonds and the Power Facility Appropriation Investment) or

–	investment in power assets.

TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.  See Note 8 — Appropriation Investment.

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding in the public market as of September 30, 2007, 2006, and 2005, were 4.74 percent, 5.21 percent, and 3.64 percent, respectively.  During 2007, 2006, and 2005, the maximum outstanding balances of TVA short-term borrowings held by the public were $2.8 billion, $2.8 billion, and $3.1 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $2.3 billion (5.17 percent), $2.0 billion (4.47 percent), and $2.1 billion (2.70 percent), respectively.

                 TVA also has access to a financing arrangement with the U.S. Treasury whereby the U.S. Treasury is authorized to accept a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  Interest is accrued daily and paid quarterly at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less.  During 2007, 2006, and 2005, the daily average amounts outstanding (and average interest rates) were approximately $132 million (5.07 percent), $131 million (4.33 percent), and $103 million (2.46 percent), respectively.

TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 14, 2008, and the other of which matures November 10, 2008.  See Note 17 — Revolving Credit Facility Agreement.  The interest rate on any borrowing under these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings under the facilities at September 30, 2007.  TVA anticipates renewing each credit facility from time to time.

      Put and Call Options

                 Bond issues of $2.3 billion held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices ranging from 100 percent to 106 percent of the principal amount.  Sixty-nine Bond issues totaling $1.1 billion, with maturity dates ranging from 2008 to 2027, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  There is no accounting difference between a “survivor’s option” put and a “regular” put on any TVA put Bond.

                Additionally, TVA has two issues of Putable Automatic Rate Reset Securities (“PARRS”) outstanding.  After a fixed-rate period of five years, the coupon rate on the PARRS may automatically be reset downward under certain market conditions on an annual basis.  The coupon rate reset on the PARRS is based on a calculation.  For both series of PARRS, the coupon rate will reset downward on the reset date if the rate calculated is below the coupon rate on the Bond.  The calculation dates, potential reset dates, and terms of the calculation are different for each series.  The coupon rate on the 1998 Series D PARRS may be reset on June 1 (annually) if the sum of the five-day average of the 30-Year Constant Maturity Treasury (“CMT”) rate for the week ending the last Friday in April, plus 94 basis points, is below the then-current coupon rate.  The coupon rate on the 1999 Series A PARRS may be reset on May 1 (annually) if the sum of the five-day average of the 30-Year CMT rate for the week ending the last Friday in March, plus 84 basis points, is below the then-current coupon rate.  The coupon rates may only be reset downward, but investors may request to redeem their bonds at par value in conjunction with a coupon rate reset for a limited period of time prior to the reset dates and under certain circumstances.  Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate on the bonds.  The expected reset rate is calculated using forward rates and the fixed spread for each bond issue as noted above.  If the expected reset rate is less than the coupon on the bond, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2007, the expected reset rate is higher than the current coupon on each issue of PARRS; therefore, the par amount outstanding is classified as long-term debt.

The 1998 Series D PARRS issue totals $466 million, matures in June 2028, and had its first reset date in June 2003.  The rate reset to 5.95 percent from 6.75 percent in June 2003, at which time $23 million of the original $575 million 1998 Series D PARRS were redeemed at par. The rate reset again to 5.49 percent from 5.95 percent in June 2005, at which time $86 million of the 1998 Series D PARRS were redeemed at par.  The 1999 Series A PARRS issue totals $410 million, matures in May 2029, and had its first rate reset date in May 2004.  The rate reset in May 2004 to 5.62 percent from 6.50 percent, and $115 million of the original $525 million of 1999 Series A PARRS were redeemed at par.

Debt Securities Activity

The table below summarizes TVA’s Bond activity for the period from October 1, 2005, to September 30, 2007.

Debt Securities Activity from October 1, 2005, to September 30, 2007

	Principal Amount
Redemptions/Maturities:	2007	2006
electronotes®
First quarter	$ 2	$ 152
Second quarter	5	3
Third quarter	5	4
Fourth quarter	1	4
2001 Series D	75	–
1997 Series A	382	–
1996 Series C	–	1,000
2003 Series B	–	28	*
2005 Series A	–	64	*
Total	$ 470	$ 1,255

Issues:
electronotes®
First quarter	9	$ 49
Second quarter	19	19
Third quarter	8	37
Fourth quarter	4	27
2006 Series A	–	1,000
2007 Series A	1,000	–
Total	$ 1,040	$ 1,132
Inflation indexed bond (decretion) accretion	$ (3)	$ 15

                     Note
                    * Includes $13 million gain on redemption.

      Debt Outstanding

Debt outstanding at September 30, 2007, consisted of the following:

Short-Term Debt
As of September 30

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2007 Par Amount	2006 Par Amount

Discount Notes (net of discount)				$ 1,422	$ 2,376
Current maturities of long-term debt:
880591CQ3	01/15/2007		6.643%*	–	385
880591DS8	12/15/2016	(12/15/2006)	4.875%	–	600
88059TBQ3	01/15/2008	01/15/2004	3.05%	10	–
88059TBS9	01/15/2008	01/15/2004	3.30%	40	–
88059TCB5	05/15/2008	05/15/2004	2.45%	40	–
Current maturities of long-term debt				90	985

Total short-term debt, net				$ 1,512	$ 3,361

Note: * The coupon rate represents TVA’s effective interest rate.

Long-Term Debt  1
As of September 30

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2007 Par Amount	2006 Par Amount

88059TBQ3	01/15/2008	01/15/2004	3.050%	$–	$10
88059TBS9	01/15/2008	01/15/2004	3.300%	–	40
88059TCB5	05/15/2008	05/15/2004	2.450%	–	40
Maturing in 2008				–	90

880591DB5	11/13/2008		5.375%	2,000	2,000
88059TCW9	03/15/2009	03/15/2005	3.200%	30	30
Maturing in 2009				2,030	2,030

88059TDP3	04/15/2010	04/15/2007	5.125%	21	21
88059TDD0	06/15/2010	06/15/2006	4.125%	41	42
Maturing in 2010				62	63

880591DN9	01/18/2011		5.625%	1,000	1,000
88059TDQ1	05/15/2011	05/15/2007	5.250%	6	6
88059TDR9	06/15/2011	06/15/2007	5.250%	9	9
Maturing in 2011				1,015	1,015

880591DL3	05/23/2012		7.140%	29	29
880591DT6	05/23/2012		6.790%	1,486	1,486
88059TBH3	09/15/2012	09/15/2004	4.375%	10	10
Maturing in 2012				1,525	1,525

880591CW0	03/15/2013		6.000%	1,359	1,359
88059TBR1	01/15/2013	01/15/2005	4.375%	14	14
88059TBW0	03/15/2013	03/15/2005	4.000%	23	23
88059TBX8	03/15/2013	03/15/2004	4.250%	12	13
88059TCD1	06/15/2013	06/15/2004	3.500%	12	12
880591DW9	08/01/2013		4.750%	990	990
88059TCF6	07/15/2013	07/15/2005	4.350%	17	17
88059TDS7	07/15/2013	07/15/2008	5.625%	9	9
Maturing in 2013				2,436	2,437

88059TCL3	10/15/2013	10/15/2005	4.500%	12	12
88059TCQ2	12/15/2013	12/15/2005	4.700%	8	8
88059TDX6	02/15/2014	02/15/2008	5.250%	7	–
88059TDZ1	04/15/2014	04/15/2008	5.000%	4	–
Maturing in 2014				31	20

88059TBJ9	10/15/2014	10/15/2004	4.600%	21	22
88059TBN0	12/15/2014	12/15/2004	5.000%	54	54
88059TBY6	04/15/2015	04/15/2005	4.600%	20	20
88059TDB4	04/15/2015	04/15/2007	5.000%	50	50
880591DY5	06/15/2015		4.375%	1,000	1,000
88059TDE8	07/15/2015	07/15/2007	4.500%	7	7
88059TCH2	08/15/2015	08/15/2005	5.125%	34	34
88050TBK6	10/15/2015	10/15/2005	5.050%	19	19
88059TDH1	10/15/2015	10/15/2007	5.000%	27	28
88059TBL4	11/15/2015	11/15/2005	4.800%	26	27
88059TCR0	12/15/2015	12/15/2005	4.875%	11	11
88059TDK4	12/15/2015	12/15/2006	5.375%	10	10
88059TBU4	02/15/2016	02/15/2006	4.550%	8	9
88059TCV1	02/15/2016	02/15/2006	4.500%	3	3
88059TDN8	03/15/2016	03/15/2008	5.375%	8	8
88059TCC3	06/15/2016	06/15/2006	3.875%	3	4
88059TDT5	08/15/2016	08/15/2007	5.625%	4	4
88059TCJ8	09/15/2016	09/15/2006	4.950%	11	11
88059TDU2	09/15/2016	09/15/2007	5.375%	14	14
880591DS8	12/15/2016		4.875%	524	–
88059TCS8	01/15/2017	01/15/2007	5.000%	28	29
88059TDW8	01/15/2017	01/15/2008	5.250%	6	–
88059TEA5	06/15/2017	06/15/2008	5.500%	4	–
880591EA6	07/18/2017		5.500%	1,000	–
88059TEB3	09/15/2017	09/15/2009	5.000%	4	–

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2007 Par Amount	2006 Par Amount

880591CU4	12/15/2017		6.250%	750	750
88059TCA7	05/15/2018	05/15/2004	4.750%	24	24
88059TCE9	07/15/2018	07/15/2004	4.700%	35	35
88059TCN9	11/15/2018	11/15/2006	5.125%	18	18
88059TCT6	01/15/2019	01/15/2005	5.000%	28	28
88059TCX7	03/15/2019	03/15/2007	4.500%	12	13
88059TDF5	08/15/2020	08/15/2008	5.000%	10	10
88059TDG3	09/15/2020	09/15/2008	4.800%	3	3
88059TDJ7	11/15/2020	11/15/2008	5.500%	11	11
88059TDL2	01/18/2021	01/15/2009	5.125%	5	5
880591DC3	06/07/2021		5.805% [2]	409	374
88859TAN1	12/15/2021	12/15/2005	6.000%	25	25
88059TAR2	01/15/2022	01/15/2006	6.125%	28	28
88059TDY4	03/15/2022	03/15/2008	5.375%	6	–
88059TAX9	04/15/2022	04/15/2006	6.125%	13	14
88059TBE0	08/15/2022	08/15/2006	5.500%	28	28
88059TBM2	11/15/2022	11/15/2006	5.000%	11	11
88059TBP5	12/15/2022	12/15/2006	5.000%	19	20
88059TBT7	01/15/2023	01/15/2007	5.000%	11	11
88059TBV2	02/15/2023	02/15/2007	5.000%	16	17
88059TBZ3	05/15/2023	05/15/2004	5.125%	14	15
88059TCK5	10/15/2023	10/15/2007	5.200%	14	14
88059TCP4	11/15/2023	11/15/2004	5.250%	12	12
88059TCU3	02/15/2024	02/15/2008	5.125%	9	9
88059TCY5	04/15/2024	04/15/2005	5.375%	14	14
88059TCZ2	02/15/2025	02/15/2006	5.000%	18	18
88059TDA6	03/15/2025	03/15/2009	5.000%	6	6
88059TDC2	05/15/2025	05/15/2009	5.125%	14	14
880591CJ9	11/01/2025		6.750%	1,350	1,350
88059TDM0	02/15/2026	02/15/2010	5.500%	7	7
88059TDV0	10/15/2026	10/15/2010	5.500%	9	–
880591300 [3]	06/01/2028		5.490%	466	466
880591409 [3]	05/01/2029		5.618%	410	410
880591DM1	05/01/2030		7.125%	1,000	1,000
880591DP4	06/07/2032		6.587% [2]	512	468
880591DV1	07/15/2033		4.700%	472	472
880591DX7	06/15/2035		4.650%	436	436
880591CK6	04/01/2036		5.980%	121	121
880591CS9	04/01/2036		5.880%	1,500	1,500
880591CP5	01/15/2038		6.150%	1,000	1,000
880591BL5	04/15/2042	04/15/2012	8.250%	1,000	1,000
880591DU3	06/07/2043		4.962% [2]	307	281
880591CF7	07/15/2045	07/15/2020	6.235%	140	140
880591DZ2	04/01/2056		5.375%	1,000	1,000
Maturing 2015-2056				14,189	12,542
Subtotal				21,288	19,722
Unamortized discounts, premiums, and other				(189)	(178)
Total long-term debt, net				$ 21,099	$ 19,544

Notes

(1)	The above table includes net exchange losses from currency transactions of $299 million and $195 million at September 30, 2007 and 2006, respectively.
(2)	The coupon rate represents TVA’s effective interest rate.
(3)	TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions. See Note 10 — Put and Call Options.

11. Supplemental Cash Flow Information

Interest paid was $1,248 million in 2007, $1,260 million in 2006, and $1,351 million in 2005.  These amounts differ from interest expense due to the timing of payments and interest capitalized of $177 million in 2007, $163 million in 2006, and $116 million in 2005 as a part of major capital expenditures.

TVA had non-cash activity related to financing transactions on the 2005 Statements of Cash Flows related to a capital lease for BLEU fuel of $36.2 million.  See Note 1 — Blended Low Enriched Uranium Program.  In 2006 TVA had non-cash activity resulting from financing transactions of $13 million related to a gain on the repurchase of Bonds.  There were no non-cash activities for 2007.

Cash flows from futures contracts, forward contracts, option contracts, or swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

12.  Fair Value of Financial Instruments

                 TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at September 30, 2007, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments at September 30 are as follows:

Estimated Values of Financial Instruments As of September 30
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$ 165	$ 165	$ 536	$ 536
Restricted cash and investments	150	150	198	198
Investment funds	1,169	1,169	972	972
Loans and other long-term receivables	79	79	102	102
Short-term debt, net of discount	1,422	1,422	2,376	2,376
Long-term debt (including current portion), net of discount	21,189	22,453	20,529	22,037
Other financing obligations	1,072	1,072	1,108	1,108

      Cash and Cash Equivalents, Short-Term Investments, and Short-Term Debt

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

       Restricted Cash and Investments

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

Investment Funds

Information on investments by major type at September 30 is as follows:

TVA Investments By Type
As of September 30

	2007	2006
Securities held as trading	$ 1,162	$ 966
Other	7	6
Total investment funds	$ 1,169	$ 972

Gains and losses on trading securities are recognized in current earnings.  The gains and losses on the nuclear decommissioning trust are subsequently reclassified to a regulatory asset account in accordance with TVA’s decommissioning accounting policy.  The nuclear decommissioning trust had unrealized gains of $80 million in 2007, unrealized losses of $24 million in 2006, and unrealized gains of $48 million in 2005.  The nuclear decommissioning trust was composed of 1,614 security positions as of September 30, 2007.

Loans and Other Long-Term Receivables

Fair values for loans and long-term receivables are estimated by determining the present value of future cash flows using a discounted rate equal to lending rates for similar loans made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount approximates fair value.

Long-Term Debt

Fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the Balance Sheet date.

Other Financing Obligations

In 2003, 2002, and 2000, TVA received approximately $325 million, $320 million, and $300 million, respectively, in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units.  TVA also received approximately $389 million in proceeds by entering into a lease/leaseback transaction for qualified technological equipment and software in 2003.  Due to the nature of the transactions, the carrying amount of the obligation and the fair market value are equal.  At September 30, 2007 and 2006, the total balances of the obligations were $1,072 million, and $1,108 million, respectively.

Due to TVA’s continuing involvement in the operation and maintenance of the leased units and equipment its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the respective lease proceeds of $714 million, $320 million, and $300 million as financing obligations as required in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 98, “Accounting for Leases.”  Accordingly, the outstanding lease/leaseback obligations of $1,072 million at September 30, 2007, and $1,108 million at September 30, 2006, are included in Current portion of lease/leaseback obligations ($43 million and $37 million, respectively) and Lease/leaseback obligations ($1,029 million and $1,071 million, respectively) in TVA’s 2007 and 2006 year-end Balance Sheets.

13. Benefit Plans

TVA sponsors a defined benefit pension plan that covers most of its full-time employees, a defined contribution plan that covers most of its full-time employees, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, other postemployment benefits such as workers’ compensation, and a supplemental executive retirement plan.  Following are discussions of each of these plans as well as discussions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” and the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Defined Benefit Pension Plan

Overview of Plan.  TVA sponsors a defined benefit plan for most of its full-time employees that provides two benefit structures: the Original Benefit Structure and the Cash Balance Benefit Structure.

•
Original Benefit Structure.  The pension benefit for a member participating in the Original Benefit Structure is based on the member’s years of creditable service, the member’s average base pay for the highest three consecutive years, and the pension rate for the member’s age and years of service, less a Social Security offset.

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age. A member’s account receives credits each pay period equal to 6.00 percent of his or her straight-time earnings. The account also increases at an interest rate equal to the change in the Consumer Price Index (“CPI”) plus 3.00 percent, with the provision that the rate may not be less than 6.00 percent or more than 10.00 percent. The actual changes in the CPI for 2007 and 2006 were 3.43 percent and 3.37 percent, which resulted in interest rates of 6.43 percent and 6.37 percent, respectively.

Members of both the Original Benefit Structure and the Cash Balance Benefit Structure can also become eligible for a vested supplemental pension benefit based on age and years of service, which is designed to help retirees offset the cost of medical insurance.

Administration of Plan.  The plan is administered by a separate legal entity, the TVA Retirement System (“TVARS”), which is governed by its own board of directors (“TVARS Board”).  Upon notification by the TVARS Board of a recommended contribution for the next fiscal year, TVA determines whether to make the recommended contribution or any contribution that may be required by the rules and regulations of TVARS.

Plan Investments.  The plan assets are primarily stocks and bonds.  The TVARS targets an asset allocation policy for its pension plan assets which, in prior years, approximated 60 percent equity securities and 40 percent fixed income securities. TVARS is transitioning to a new asset allocation policy adopted March 1, 2007, which targets an asset allocation of 65 percent equity securities and 35 percent fixed income securities.  Under its asset allocation policy of 65 percent equity holdings, 30 percent may be U.S. equity holdings, 25 percent may be non-U.S. equity holdings, five percent may be private equity holdings or other similar alternative investments, and five percent may be private real estate holdings.  Of the 35 percent fixed income securities, 15 percent may be alternative fixed income strategies and five percent may be high yield securities. The TVARS’ policy includes a permissible three percent deviation from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. For 2007, the asset holdings of the system included equities of about 64 percent (comprised of U.S. equity holdings of about 38 percent, non-U.S. equity holdings of about 22 percent, and private equity holdings of about four percent), plus fixed income securities of about 36 percent. For 2006, the asset holdings of the system included equities of about 59 percent (comprised of U.S. equity holdings of about 41 percent, non-U.S. equity holdings of about 15 percent, and private equity holdings of about three percent), plus fixed income securities of about 41 percent.

Plan Contributions.  TVA contributed $75 million to its pension plan in both 2007 and 2006, and $53 million in 2005. For 2008, TVA plans to contribute $81 million to its pension plan.

Plan Assumptions.  TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are described below.

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a proprietary bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  Based on recent market trends, TVA increased its discount rate from 5.38 percent and 5.90 percent at the end of 2005 and 2006, respectively, to 6.25 percent at the end of 2007.

Rate of Return. In determining its expected long-term rate of return on pension plan assets, TVA reviews past long-term performance, asset allocations, and long-term inflation assumptions. TVA utilized a rate of return of 8.00 percent during 2003 in the aftermath of the market declines of 2002 and 2001. TVA increased its expected long-term rate of return on pension plan assets to 8.25 percent at the end of 2005 and 2004. However, TVA has increased its expected rate of return to 8.75 percent at the end of 2007 and 2006 based on revisions to future expected returns as provided by third party professional asset managers.

Cost of Living.  The cost of living rate was not adjusted from the 2006 rate of 3.00 percent but rather remained at 3.00 percent for 2007 to reflect current market and demographic conditions.

Mortality.   Mortality assumptions are based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants. The study supports the use of mortality rates as depicted within the 1983 Group Annuity Mortality tables. For the pension plan, the actuarial loss due to mortality experience in 2007, 2006, and 2005 was $20 million, $10 million, and $30 million, respectively. Such losses represent less than 1/2 of 1 percent of the plan’s projected benefit obligation at the respective measurement dates.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity of Costs to Changes in Assumptions

Actuarial Assumption	Change in Assumption	Impact on 2008 Pension Cost	Impact on 2007 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$ 17	$ 236
Rate of return on plan assets	(0.25%)	17	NA
Rate of compensation	0.25%	4	22

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Results.  During 2007, 2006, and 2005, TVA recognized pension expense of $159 million, $244 million, and $243 million, respectively.  Based on the use of the assumptions described above, the projected benefit obligation (“PBO”) of $8,598 million at September 30, 2007, decreased approximately $2 million when compared to the PBO of $8,600 million at September 30, 2006. The decrease of $2 million represents, in part, an increase of $120 million due to normal operation of the plan (primarily in the form of service cost and interest accruals), a decrease of $333 million in the PBO due to changes in the discount rate (from 5.90 percent to 6.25 percent), and incurred liability losses of $211 million related primarily to more-than-assumed early retirements. The assumptions used in the 2007 end-of-year actuarial valuation process had no effect on pension costs for 2007, 2006, or 2005.

The accumulated benefit obligations at September 30, 2007, and September 30, 2006, were $8.2 billion and $8.2 billion, respectively.

Components of Plan.  The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Components of Pension Benefits Plan
As of September 30

	Pension Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$ 8,600	$8,433
Service cost	120	127
Interest cost	492	440
Plan participants’ contributions	35	35
Actuarial (gain) / loss	(175)	3
Net transfers from variable fund/401(k) plan	11	9
Expenses paid	(4)	(4)
Benefits paid	(481)	(443)
Benefit obligation at end of year	$ 8,598	$8,600

Change in plan assets
Fair value of plan assets at beginning of year	$ 7,328	$7,015
Adjustment to reconcile to system asset value	–	–
Actual return on plan assets	1,013	641
Plan participants’ contributions	35	35
Net transfers from variable fund/401(k) plan	11	9
Employer contributions	75	75
Expenses paid	(4)	(4)
Benefits paid	(481)	(443)
Fair value of plan assets at end of year	$7,977	$7,328

Funded status	$(621)	$ (1,272)
Unrecognized net actuarial loss	–	1,275
Unrecognized prior service cost	–	275
Prepaid (accrued) benefit cost	$(621)	$ 278

Assumptions as of September 30
Discount rate	6.25%	5.90%
Expected return on plan assets	8.75%	8.75%
Rate of compensation increase	3.3% – 10.1%	3.3% – 10.1%

The components of pension expense for the years ended September 30 were as follows:

Components of Pension Benefits Plan
For the years ended September 30

	Pension Benefits
	2007	2006	2005
Components of net periodic benefit cost
Service cost	$120	$127	$117
Interest cost	492	440	429
Expected return on plan assets	(571)	(490)	(457)
Amortization of prior service cost	36	36	36
Recognized net actuarial loss	82	131	118
Total net periodic benefit cost	$159	$244	$243

Assumptions utilized include:
Discount rate	5.90%	5.38%	5.81%
Expected return on plan assets	8.75%	8.25%	8.25%
Rate of compensation increase	3.3%-10.1%	3.3%-10.1%	3.3%-10.1%

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the pension plan.

Estimated Future Benefit Payments
As of September 30, 2007

Pension
2008	$574
2009	579
2010	591
2011	603
2012	617
2013-2017	3,306

Defined Contribution Plan

TVARS also administers a defined contribution 401(k) plan to which TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of annual pay) for members participating in the Original Benefit Structure and of 75 cents on the dollar (up to 4.5 percent of annual pay) for members participating in the Cash Balance Benefit Structure. TVA made matching contributions of about $21 million to the plan during 2007, $19 million during 2006, and $17 million during 2005.

Other Postretirement Benefits

Overview of Plan.  TVA sponsors an unfunded postretirement plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage. This plan formerly covered all eligible retirees participating in the TVA medical plan, and TVA’s contributions were a flat dollar amount based on the participants’ ages and years of service and certain payments toward the plan costs. This plan now operates on a much more limited basis, covering only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the vested supplemental pension benefit.

Plan Assumptions.  The initial annual assumed cost trend for covered benefits was 8.0 percent in 2007, decreasing by one-half percent per year to a level of 5.0 percent beginning on October 1, 2013, and thereafter. For 2006 and 2005, annual trend rates of 8.5 percent and 9.0 percent, respectively, were assumed. The effect of the change in assumptions on the cost basis was not significant. Increasing/(reducing) the assumed health-care cost trend rates by one percent would increase/(reduce) the accumulated postretirement benefit obligation (“APBO”) as of September 30, 2007, by $62 million/($65 million) and the aggregated service and interest cost components of net periodic postretirement benefit cost for 2007 by $4 million/($5 million). The weighted average discount rate used in determining the end-of-year APBO was

6.25 percent for 2007, 5.90 percent for 2006, and 5.38 percent for 2005. Any net unrecognized gain or loss resulting from experience different from that assumed or from changes in assumptions, and exceeding 10 percent of the APBO, is amortized over the average remaining service period of active plan participants.

Plan Results.  Based on the use of the assumptions described above, the 2007 APBO of $464 million for postretirement benefits increased approximately $13 million compared to the prior year.  The change in the obligation was comprised of an $11 million increase due to normal operation of the plan (primarily in the form of service cost and interest accruals offset by claims paid during the year) and an increase of $2 million due to other actuarial and experience adjustments including gains and losses. The $2 million increase in the obligation is comprised of three components. The first component of the actuarial and experience adjustments is comprised of an actuarial gain of approximately $15 million related to the actuarial discount rate which was increased to 6.25 percent in 2007 from 5.90 percent in 2006. The second component is comprised of an actuarial gain of approximately $11 million related to better-than-expected claims experience. The third component is comprised of an actuarial loss of approximately $28 million related to more-than-assumed retirements during the year.

The set of assumptions used for the end-of-year actuarial valuation process had no effect on postretirement benefit costs for 2007, 2006, or 2005 but, when coupled with further experience adjustments related to claims and contributions, is expected to increase postretirement benefits expense for 2008 by approximately $2 million compared to 2007. TVA expects 2008 postretirement health care cost to approximate $44 million, an increase of $2 million over 2007 costs.

Components of Other Postretirement Benefits.  The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Components of Other Postretirement Benefits Plan
As of September 30

	Other Postretirement Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$ 451	$544
Service cost	5	9
Interest cost	26	29
Plan participants’ contributions	77	64
Actuarial (gain) / loss	2	(108)
Net transfers from variable fund/401(k) plan	–	–
Expenses paid	–	–
Benefits paid	(97)	(87)
Benefit obligation at end of year	$ 464	$451

Change in plan assets
Fair value of plan assets at beginning of year	$ –	$–
Adjustment to reconcile to system asset value	–	–
Actual return on plan assets	–	–
Plan participants’ contributions	77	64
Net transfers from variable fund/401(k) plan	–	–
Employer contributions	20	23
Expenses paid	–	–
Benefits paid	(97)	(87)
Fair value of plan assets at end of year	$–	$–

Funded status	$(464)	$ (451)
Unrecognized net actuarial loss	–	113
Unrecognized prior service cost	–	39
Prepaid (accrued) benefit cost	$(464)	$ (299)

Assumptions as of September 30
Discount rate	6.25%	5.90%
Expected return on plan assets	NA	NA
Rate of compensation increase	NA	NA
Initial health care trend rate	8.00%	8.50%
Ultimate health care trend rate	5.00%	5.00%
Ultimate trend rate is reached in year beginning	2013	2013

The components of postretirement benefits expense for the years ended September 30 were as follows:

Components of Other Postretirement Benefits Plan
For the years ended September 30

	Other Postretirement Benefits
	2007	2006	2005
Components of net periodic benefit cost
Service cost	$5	$ 9	$6
Interest cost	26	29	25
Expected return on plan assets	NA	NA	NA
Amortization of prior service cost	5	5	5
Recognized net actuarial loss	6	15	10
Total net periodic benefit cost	$42	$58	$ 46

Assumptions used to determine expense
Discount rate	5.90%	5.38%	5.81%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	NA	NA	NA
Initial health care trend rate	8.50%	9.00%	9.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Ultimate trend rate is reached in year beginning	2013	2013	2012

Sensitivity to Changes in Assumptions.  The following chart reflects the sensitivity of postretirement benefit cost to changes in the health care trend rate:

Components of Other Postretirement Benefits Plan
As of September 30, 2007

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 4	$ (5)
Effect on end-of-year accumulated postretirement benefit obligation	$ 62	$ (65)

Estimated Future Postretirement Benefit Payments.  The following table sets forth the estimated future benefit payments under the postretirement benefit plan.

Estimated Future Postretirement Benefit Payments
As of September 30, 2007

Postretirement Benefits Plans
2008	$25
2009	27
2010	30
2011	32
2012	33
2013-2017	171

Other Postemployment Benefits

Other postemployment benefits include workers’ compensation provided to former or inactive employees and their beneficiaries and covered dependents for the period after employment but before retirement. TVA employees injured in work-related incidents are covered by the TVA’s workers’ compensation program for federal employees administered through the Department of Labor by the Office of Workers’ Compensation Programs in accordance with the provisions of the Federal Employees’ Compensation Act (“FECA”). FECA provides compensation benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Postemployment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of the year.  In accordance with SEC recommendations related to the selection of discount rates, TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities rate for a 10-year maturity.  For 2007, TVA has determined to utilize a discount rate of 4.59 percent representing the risk-free rate corresponding to the U.S. Treasury Constant Maturities rate for a 10-year maturity. Use of the 10-year maturity corresponds to calculated average durations of TVA’s future estimated postemployment claims payments. The use of a 4.59 percent discount rate resulted in the recognition of 2007 annual expense of approximately $49 million and an unpaid benefit obligation of about $406 million at year end. TVA utilized a discount rate of 4.64 percent and 4.34 percent in 2006 and 2005, respectively. The use of the discount rates described resulted in expense and unpaid benefit obligations of $44 million and $413 million, respectively, for 2006 and expense and unpaid benefit obligations of $72 million and $429 million, respectively, for 2005.  The changes in 2007 assumptions had no effect on postemployment expense for 2006 and 2005.

Supplemental Executive Retirement Plan

In 1995, TVA established a Supplemental Executive Retirement Plan (“SERP”) to provide additional benefits to specified individuals in addition to those available under the qualified pension plan because of Internal Revenue Service (“IRS”) limits applicable to qualified plans. The SERP funds are invested in securities generally designed to achieve a return in line with overall equity market performance. The nature of these investments comprises commingled funds. Commingled funds are similar in nature to a mutual fund.  Investments held in the SERP are stated at fair value, which is determined by the trustee of the fund. TVA has historically funded the annual calculated expense. Due to the immaterial amounts related to the SERP, TVA has elected to not make full SFAS No. 132R disclosures, but rather has disclosed amounts related to recorded balances and expense as determined through the application of SFAS No. 87, “Employers' Accounting for Pensions,” and the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

As of and for the year ended September 30, 2007, TVA recognized certain amounts related to the SERP plan including:

•	Plan assets in trust of $36 million,
•	A regulatory asset of $15 million,
•	An estimated accrued and unfunded pension plan obligation of $44 million,
•	Expense of $6 million, and
•	Current year gains on plan assets of $3 million, of which approximately $3 million was unrealized.

In addition, $3 million in benefit payments were made from the plan during the year, and TVA made contributions of $6 million to the plan.

As of and for the year ended September 30, 2006, TVA recognized certain amounts related to the plan including:

•	Plan assets in trust of $30 million,
•	A regulatory asset of $7 million,
•	An intangible asset of $5 million,
•	An estimated accrued and minimum pension plan obligation of $38 million,
•	Expense of $7 million, and
•	Current year gains on plan assets of $2 million, of which $0.6 million was realized.

In addition, $3 million in benefit payments were made from the plan during the year, and TVA made contributions of $13 million to the plan during 2006.

Impact of SFAS No. 158

On September 30, 2007, TVA adopted SFAS No. 158, which requires companies, among other things, (1) to recognize the funded status of their pension and other postretirement benefit plans as a net liability or asset, measured as the difference between the benefit obligation and the fair market value of plan assets, (2) to derecognize additional minimum liabilities (“AML”) and related intangible assets upon adoption of the new standard, and (3) to include unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status as components of Accumulated other comprehensive loss within Proprietary capital.

As a regulated entity, however, TVA has reclassified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status into a regulatory asset in accordance with the provisions of SFAS No. 71,“Accounting for the Effects of Certain Types of Regulation.”  Under this guidance, the deferral of incurred costs is allowed if the costs are probable of future recovery in customer rates.  In conjunction with TVA’s 2007 adoption of SFAS No. 158 and the application of SFAS No. 71, TVA deferred $973 million of unamortized prior service costs and net actuarial losses related to its pension and postretirement benefit plans.  Of the $973 million deferred by TVA, $582 million represents net actuarial losses that have been expressly authorized for deferral by the TVA Board.  The remaining $391 million represents unamortized prior service costs incurred by TVA that TVA management believes (1) are probable of recovery in future periods and (2) qualify for regulatory accounting treatment under SFAS No. 71.  TVA management intends to seek approval from the TVA Board of regulatory accounting treatment for these unamortized prior service costs in 2008.

SFAS No. 158 requires initial application for fiscal years ending after December 15, 2006, and for certain other entities after June 15, 2007.  TVA adopted the standard as of September 30, 2007.

The following tables summarize the effect of required changes in the AML as of September 30, 2007, prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of SFAS No. 158 and the reclassification of certain deferred costs in accordance with SFAS No. 71. The first table depicts the specific elements impacted by the transition and adoption of the standard.  The second table presents all financial statement line items impacted by the adoption of the standard.  Both tables begin with the ending book balances before SFAS No. 87 adjustments are made to recognize the AML and are followed by the SFAS No. 87 adjustments made to recognize AML. The remaining portion of the tables reflects adjustments related to the adoption of SFAS No. 158 whereby various balances created by SFAS No. 87 are derecognized and transitioned to conform to the new requirements of SFAS 158.

Specific Elements Impacted by SFAS No. 158
As of September 30, 2007

	Prior to AML	AML	SFAS 158	Post AML
Adjustments pre and post SFAS 158 adoption:	and SFAS 158	Adjustment	Adjustment	and SFAS 158

Other regulatory assets	$ 914	$ (662)	$ 721	$ 973
Intangible asset (unamortized prior service cost)	243	3	(246)	–
Other liabilities (Pension and SERP)	991	(657)	330	664
Current liabilities (Postretirement)	–	–	25	25
Other liabilities (Postretirement)	321	–	118	439
Accumulated other comprehensive income (loss)	–	(2)	2	–

Financial Statement Elements Impacted by SFAS No. 158
As of September 30, 2007

	Prior to AML	AML	SFAS 158	Post AML
Line items pre and post SFAS 158 adoption:	and SFAS 158	Adjustment	Adjustment	and SFAS 158
Regulatory and other long-term assets
Other regulatory assets	$ 1,910	$ (662)	$ 721	$ 1,969
Subtotal	5,040	(662)	721	5,099
Other long-term assets	618	3	(246)	375
Total regulatory and other long-term assets	5,658	(659)	475	5,474
Total assets	34,086	(659)	475	33,902

Current liabilities
Accounts payable	975	–	25	1,000
Total current liabilities	3,398	–	25	3,423

Other liabilities
Other pension liabilities	991	(657)	330	664
Other postretirement liabilities	321	–	118	439
Other liabilities	2,276	(657)	448	2,067
Total other liabilities	6,584	(657)	473	6,400
Total liabilities	31,106	(657)	473	30,922

Proprietary capital
Accumulated other comprehensive income (loss)	(19)	(2)	2	(19)
Total proprietary capital	2,980	(2)	2	2,980
Total liabilities and proprietary capital	34,086	(659)	475	33,902

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Regulatory Asset
As of September 30, 2007

	Pension	Postretirement	Postemployment	SERP	Total

Prior service cost	$ 36	$ 5	$ –	$ 1	$ 42
Net actuarial loss	41	5	–	1	47

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2007 and 2006, were as follows:

Pension Benefits
As of September 30

	2007	2006
Projected benefit obligation	$ 8,598	$ 8,600
Accumulated benefit obligation	8,276	8,231
Fair value of plan assets	7,977	7,328

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In 2006, Medicare began providing prescription drug coverage to Medicare-eligible beneficiaries under Medicare Part D. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which created Medicare Part D, employers that provide retiree prescription drug coverage, which is “actuarially equivalent” to standard coverage under Medicare Part D, may receive retiree drug subsidies for retirees who enroll in the employer’s retiree prescription drug plan instead of Medicare Part D. TVA determined that its retiree prescription drug coverage did not qualify for retiree drug subsidies and accordingly has not included or utilized any manner of subsidy in the determination of APBO or postretirement benefit cost, for the current or prior periods, in accordance with the requirements contained within the FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” After analyzing a number of options available to plan sponsors for integration with the new Medicare Part D, TVA elected to provide an employer-sponsored Part D prescription drug plan ("PDP"), with alternative coverage over and above Medicare standard Part D coverage, for Medicare-eligible retirees who participate in TVA's Medicare supplement. By providing an employer-sponsored PDP, any Medicare subsidies will be passed through to retirees in the form of lower participant premiums and should not affect TVA's cost of providing prescription drug coverage.

14. Commitments and Contingencies

Commitments

As of September 30, 2007, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments Due in the Year Ending September 30

	2008	2009	2010	2011	2012	Thereafter	Total

Debt	$1,512	$2,030	$ 62	$1,015	$1,525	$16,357	$22,501	*
Lease obligations
Capital	59	58	57	29	3	3	209
Non-cancelable operating	63	47	37	28	27	219	421
Purchase obligations
Power	186	183	194	195	196	3,806	4,760
Fuel	1,220	527	504	232	223	443	3,149
Other	310	157	24	16	15	39	561
Total	$ 3,350	$3,002	$878	$1,515	$1,989	$20,867	$31,601

Notes * Does not include noncash items of foreign currency valuation loss of $299 million and net discount on sale of bonds of $189 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments Due in the Year Ending September 30

	2008	2009	2010	2011	2012	Thereafter	Total

Energy Prepayment Obligations	$ 106	$ 105	$ 105	$ 105	$ 105	$ 612	$ 1,138

Debt.  At September 30, 2007, TVA had outstanding discount notes of $1.4 billion and long-term debt (including current maturities) at varying maturities and interest rates of $21.2 billion for total outstanding indebtedness of $22.6 billion.  See Note 10.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 30 years.  Obligations under capital lease agreements in effect at September 30, 2007, totaled $59 million for 2008, $58 million for 2009, $57 million for 2010, $29 million for 2011, $3 million for 2012, and an aggregate of $3 million thereafter, for a total commitment of $209 million.  Of this amount, $38 million represents the cost of financing.  Obligations under non-cancelable operating lease agreements (primarily related to facilities and equipment) in effect at September 30, 2007, totaled $63 million for 2008, $47 million for 2009, $37 million for 2010, $28 million for 2011, $27 million for 2012, and an aggregate $219 million thereafter for a total commitment of $421 million.

During the third quarter of 2007, TVA entered into an operating lease agreement and various related contracts for the Caledonia combined cycle facility located near Columbus, Mississippi, with a commencement date of July 1, 2007. The lease agreement has a 15-year term expiring on February 28, 2022. The Caledonia facility consists of three combined cycle units with a winter net dependable capacity of 892 megawatts. A conversion services agreement providing for power purchases from the Caledonia facility was terminated as of July 1, 2007, the lease commencement date, and dispatch control was shifted to TVA on July 3, 2007. Under the lease, TVA will assume plant operations no later than January 1, 2008. The lease agreement further provides for an end-of term purchase option.

Power Purchase Obligations. TVA has contracted with various independent power producers and power distributor customers for additional capacity to be made available to TVA.  In total, these agreements provide 3,504 megawatts of winter net dependable capacity and 29 megawatts of capacity from renewable resources that are not included in the determination of winter net dependable capacity.  The total financial commitment for non-renewable power supply contracts is approximately $4.7 billion.  As of September 30, 2007, counterparties to contracts for 1,308 megawatts of this capacity were in bankruptcy, but the counterparties have continued to perform under their power purchase agreements with TVA throughout their bankruptcy proceedings.  Costs under TVA’s power purchase agreements are included in the Statements of Income for 2007, 2006, and 2005 as Fuel and purchased power expense and are expensed as incurred in accordance with the normal purchases and sales exemption described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Under the Public Utility Regulatory Policies Act of 1978 as amended by the Energy Policy Acts of 1992 and 1995, TVA is obligated to purchase power from qualifying facilities.  At September 30, 2007, there were six suppliers, with a combined capacity of 903 megawatts, which qualify under this program.

TVA, along with others, contracted with the Southeastern Power Administration (“SEPA”) to obtain power from eight U.S. Army Corp of Engineers hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this notice of termination may not become effective prior to June 30, 2017.  The contract originally required SEPA to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA’s 405 megawatt allocation, and all surplus power from the Cumberland River system.  Because hydroelectric production has been reduced at two of the hydroelectric facilities on the Cumberland River System (Wolf Creek and Center Hill Dams) and because of reductions in the summer stream flow on the Cumberland River, SEPA declared “force majeure” on February 25, 2007.  SEPA then instituted an emergency operating plan that:

•	Eliminates its obligation to provide any affected customer (including TVA) with a minimum amount of power;
•	Provides for all affected customers (except TVA) to receive a pro rata share of a portion of the gross hourly generation from the eight Cumberland River hydroelectric facilities;
•	Provides for TVA to receive all of the remaining hourly generation (minus station service for those facilities);
•	Eliminates the payment of demand charges by customers (including TVA) since there is significantly reduced dependable capacity on the Cumberland River system; and
•	Increases the rate charged per kilowatt-hour of energy received by SEPA’s customers (including TVA), because SEPA is legally required to charge rates that cover its costs.

It is unclear how long the emergency operating plan will remain in effect.

Fuel Purchase Obligations. TVA has approximately $1.5 billion in long-term fuel purchase commitments ranging in terms of up to four years for the purchase and transportation of coal and approximately an additional $1.6 billion of long-term commitments ranging in terms of up to 10 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations. Other obligations of $561 million consist of contracts as of September 30, 2007, for goods and services primarily related to capital projects as well as other major recurring operating costs.

Bear Creek Dam.  Bear Creek Dam, a small flood-control, non-generating dam in northern Alabama, is experiencing foundation problems as evidenced by seepage through the foundation of the dam.  An Environmental Impact Statement was completed in 2007, which concluded the preferred alternative is to repair the dam.  The total estimated cost for repair is $35 million.  Site work to mitigate the problem began in 2007 and is scheduled to be completed in 2009.

        Contingencies

           Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event.  For the first layer, all NRC nuclear plant licensees, including TVA, purchase $300 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $101 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $15 million per year per reactor.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $604 million per nuclear incident, but it would have to pay no more than $90 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $300 million, over $10.7 billion would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, Congress is required to take action to provide additional funds to cover the additional losses.

           TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident. Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $66 million.  On October 1, 2007, TVA endorsed the existing property policies for the Watts Bar Nuclear Plant site to add Builder Risk coverage for the construction of Unit 2.  The addition of this coverage places the new maximum retrospective assessment at $70.5 million.

           TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $24 million.

           Decommissioning Costs.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by NRC procedures to dismantle and decontaminate the facilities to meet NRC criteria for license termination.

           TVA recognizes as incurred all obligations related to closure and removal of its nuclear units.  The liability for closure is measured as the present value of the weighted estimated cash flows required to satisfy the related obligation and discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued, and subsequently modified to comply with the prevailing accounting provisions.  The charge to recognize the additional obligation is effected by adjusting the corresponding regulatory asset.  Earnings from decommissioning fund investments, amortization expense of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  At September 30, 2007, the present value of the estimated future decommissioning cost of $1.6 billion was included in Asset retirement obligations, and the unamortized regulatory asset of $419 million was included in Other regulatory assets.  This decommissioning cost estimate is based on amounts prescribed by the NRC for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under SFAS No. 143 than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The difference in the discount rates used to calculate the present value of decommissioning costs under SFAS No. 143 versus the NRC has the greatest impact.  Accordingly, the two sets of procedures produce different estimates for the costs of decommissioning.  See Note 4.

           TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The fund is invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the fund are invested in debt and equity securities and certain derivative instruments.  These derivative instruments are used across various asset classes to achieve a desired investment structure and were comprised of 3,067 contracts with a market value of $3 million at September 30, 2007.  These contracts include futures, options, options on futures, swap agreements, and options on swap agreements. Investments held in the decommissioning fund are stated at fair value, which is determined by the trustee of the fund.  Futures and options on futures positions are marked to market on a daily basis.  The swap agreements are marked to market on a monthly basis.  The assets of the fund as of September 30, 2007, totaled $1.1 billion including total gains of $150 million of which $80 million was unrealized.  The assets of the fund as of September 30, 2006, totaled $937 million and reflected total gains of $125 million and unrealized losses of $24 million for a net gain of $101 million.  The balance as of September 30, 2007 is greater than the present value of the estimated future nuclear decommissioning costs. TVA monitors the monetary value of its nuclear decommissioning trust and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

           Environmental Matters. TVA’s activities are subject to certain federal, state, and local environmental statutes and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.   Some of the more comprehensive requirements with which TVA is required to comply include:

•	The Clean Air Act (“CAA”) and the Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”)
•	The Clean Water Act and regulations under Sections 316a and 316b
•	The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”)

TVA has incurred and continues to incur substantial capital and operating and maintenance costs in order to comply with evolving environmental requirements.  Many of these costs are associated with the operation of TVA’s 59 coal-fired generating units.  While it is not possible to predict how these evolving requirements will impact the operation of existing and new coal-fired and other fossil-fuel generating units, it is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  See Legal Proceedings.

           The total cost of compliance with future clean air regulations beyond CAIR and CAMR cannot reasonably be determined at this time because of the unknowns and uncertainties surrounding emerging EPA regulations, resultant compliance strategies, the potential for the development of new emission control technologies, litigation, and future amendments to the Clean Air Act.  However, TVA does estimate that spending on emission controls for CAIR and CAMR into the decade beginning in 2011 could cost between $3.0 billion to $3.6 billion.  There could be other substantial costs if reductions of carbon dioxide (“CO2”) are mandated.  Predicting how and when CO2 may be regulated is very difficult, even more so than the future regulation of other substances.  TVA will continue to monitor this issue and will assess and respond to potential financial impacts as they become more certain.

           TVA’s total cost related to emission reduction regulatory programs for sulfur dioxide, nitrogen oxide, and particulates from 1977 through 2010 is expected to reach $5.8 billion, $4.8 billion of which had already been spent as of September 30, 2007.  (The cost estimates for complying with CAIR and CAMR, above, are in addition to these costs.) Increasingly stringent regulation of some or all of these substances will continue to result in significant capital and operating costs for coal-fired generating units, including those operated by TVA.

Liability for releases and cleanup of hazardous substances is regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, among others, and similar state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.  TVA operations at some TVA-owned facilities have resulted in releases of hazardous substances and/or oil which require cleanup and/or remediation.  TVA also is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability.  TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000.  There have been no recent assertions of TVA liability for six of the non-TVA areas, and (depending on the site) there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to these six sites. There is evidence that TVA sent materials to the remaining two non-TVA areas:  the David Witherspoon site in Knoxville, Tennessee, and the Ward Transformer site in Raleigh, North Carolina.  As discussed below, TVA is not able at this time to estimate its liability related to these sites.

The Witherspoon site is contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE has admitted to being the main contributor of materials to the Witherspoon site and is currently performing clean-up activities.  DOE claims that TVA sent equipment to be recycled at this facility, and there is some supporting evidence for the claim.  However, TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  DOE has asked TVA to “cooperate” in completing the cleanup, but it has not provided to TVA any evidence of TVA’s percentage share of the contamination.

At the Ward Transformer site, EPA and a working group of potentially responsible parties ("PRPs") have provided documentation showing that TVA sent electrical equipment containing PCBs to this site in 1974.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.

As of September 30, 2007, TVA’s estimated liability for environmental cleanup for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $20 million on a non-discounted basis and is included in Other Liabilities on the Balance Sheet.

Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5,“Accounting for Contingencies,” TVA had accrued approximately $2.5 million with respect to the proceedings described below as of September 30, 2007, as well as approximately $1.1 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Economy Surplus Power Case.  On August 31, 1999, suit was filed against TVA in the United States District Court for the Northern District of Alabama by Birmingham Steel Corporation, on behalf of itself and a class of TVA industrial customers that contracted for economy surplus power. While Birmingham Steel Corporation was the original class representative, it filed for bankruptcy and was excluded from the class. Johns Manville Corporation was substituted as the class representative. The lawsuit alleged that TVA overcharged for economy surplus power during the summer of 1998 by improperly including some incremental costs when calculating the price of economy surplus power, and the class members sought over $100 million in damages.  The parties engaged in mediation in December 2006 and reached a settlement agreement under which TVA agreed to pay approximately $18 million to resolve the case.  Because the settlement was required to be approved by the court to be effective, the settlement was submitted to the court on May 21, 2007.  The court preliminarily approved it on June 6, 2007. On August 20, 2007, the court conducted a hearing on the fairness of the settlement, after which it approved the settlement in the amount of $18 million.  In accordance with the terms of the agreement, TVA paid the settlement amount to an escrow agent on August 20, 2007.  On October 22, 2007, after the period for appealing the judge's approval of the settlement had expired, TVA authorized the agent to disburse the funds to the plaintiffs.

Case Against TVA and 22 Electric Cooperatives.  On December 2, 2004, the United States District Court for the Middle District of Tennessee dismissed a lawsuit filed by John McCarthy, Stan Cooper, Joe Sliger, Mike Bell, Don Rackley, Terry Motley, Billy Borchert, Jim Foster, and Ryan Hargis on behalf of themselves and all others similarly situated against TVA and the Middle Tennessee Electric Membership Corporation, Appalachian Electric Cooperative, Caney Fork Electric Cooperative, Inc., Chickasaw Electric Cooperative, Cumberland Electric Membership Corporation, Duck River Electric Membership Corporation, Fayetteville Public Utilities, Forked Deer Electric Cooperative, Inc., Fort Loudoun Electric Cooperative, Gibson Electric Membership Corporation, Holston Electric Cooperative, Inc., Meriwether Lewis Electric Cooperative, Mountain Electric Cooperative, Inc., Pickwick Electric Cooperative, Plateau Electric Cooperative, Powell Valley Electric Cooperative, Sequachee Valley Electric Cooperative, Southwest Tennessee Electric Membership Corporation, Tennessee Valley Electric Cooperative, Tri-County Electric Membership Corporation, Tri-State Electric Membership Corporation, Upper Cumberland Electric Membership Corporation, and Volunteer Energy Cooperative. The lawsuit in part challenged TVA’s practice of setting rates for electric power charged by distributor customers through TVA’s contracts with distributor customers.   The court held that the federal law claims against TVA failed as a matter of law because Congress had specifically authorized TVA to set the rates charged by distributor customers through TVA’s contracts with distributor customers.  The court dismissed the state law claims against the other defendants because the plaintiffs had not taken the required steps to bring those claims in court. The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), which affirmed the district court’s decision on October 17, 2006, holding, among other things, that TVA’s rates were not subject to judicial review and that TVA is not subject to antitrust liability when doing so would interfere with TVA’s purposes.  The plaintiffs did not appeal, and the deadline for doing so has expired.

Global Warming Cases.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance. The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies. The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire. The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade. In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts. The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”). Oral argument was held before the Second Circuit on June 7, 2006. On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.

Case Involving Alleged Modifications to the Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and implementing regulations at TVA’s Colbert Fossil Plant (“Colbert”), a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that the plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006.  In an October 4, 2007 decision, the Eleventh Circuit affirmed dismissal of the lawsuit.

Case Involving Alleged Modifications to Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the Sixth Circuit. Friend of the court briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed a friend of the court brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal, but the Sixth Circuit denied this request.  A scheduling order has now been entered by the district court on remand, setting the case for trial on August 11, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and selective catalytic reduction systems on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained EPA approval of that rule. The case was remanded to the district court for further proceedings. On April 5, 2007, the plaintiffs moved for summary judgment. TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes. This rulemaking proceeding is ongoing. On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule. Oral argument on the motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs have an opportunity to respond.  TVA is reviewing its options for regulatory and compliance approaches to address this decision.  If EPA approves Alabama’s de minimis rule, then the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements, this plant may be affected by the decision in this case.  The proposed de minimis rule change would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the interlocutory appeal to the Fourth Circuit was completed in January 2007, and oral argument was held on October 31, 2007. On July 2, 2007, North Carolina filed with the district court a motion for partial summary judgment addressing certain of TVA’s defenses.  On July 31, 2007, and August 20, 2007, TVA filed two separate motions for summary judgment, seeking dismissal of the lawsuit.  The trial before the district court previously scheduled for the term of court beginning October 2007 has been canceled and may be rescheduled for the term of court beginning after January 2008.

Case Involving North Carolina’s Petition to the EPA.  In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOX emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of Columbia Circuit. Briefing on the appeal is underway, and on October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina. The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities. The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force. The plaintiffs are seeking monetary damages among other relief. TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine. On August 30, 2007, the district court heard oral arguments on whether the issue of greenhouse gas emissions is a political matter which should not be decided by the court.  The district court then dismissed the case on the grounds that the plaintiffs lacked standing.  The dismissal has been appealed to the United States Court of Appeals for the Fifth Circuit.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky then asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree and East Kentucky asked the FERC to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order on the grounds that this order violated the anti-cherrypicking provision. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination. On May 3, 2007, East Kentucky filed a motion with FERC to terminate the FERC proceeding on grounds of mootness. TVA has also filed a motion with FERC to vacate all orders issued in the proceeding. Whether or not FERC grants TVA’s motion to vacate, it is likely that the FERC proceeding and the resulting litigation will eventually be dismissed and not proceed to a conclusion.

Case Involving Areva Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”). AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant. AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased. In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to approximately $25.8 million. On April 13, 2007, the Contracting Officer issued a final decision denying the claim.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $25.8 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee. TVA filed its answer to the complaint on June 15, 2007.  AREVA subsequently raised its claim to $47.9 million.  Trial is scheduled to begin September 29, 2008.

Notification of Potential Liability for Ward Transformer Site.  EPA and a working group of potentially responsible parties (“PRPs”) have provided documentation showing that TVA sent electrical equipment containing PCBs to the Ward Transformer site in Raleigh, North Carolina.  Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.  See Item 1, Business — Environmental Matters — Hazardous Substances.

Employment Proceedings.  TVA is engaged in various administrative and legal proceedings arising from employment disputes. These matters are governed by federal law and involve issues typical of those encountered in the ordinary course of business of a utility. They may include allegations of discrimination or retaliation (including retaliation for raising nuclear safety or environmental concerns), wrongful termination, and failure to pay overtime under the Fair Labor Standards Act. Adverse outcomes in these proceedings would not normally be material to TVA’s results of operations, liquidity, and financial condition, although it is possible that some outcomes could require TVA to change how it handles certain personnel matters or operates its plants.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7. From 2002 to 2005, the unit’s ducts allowed SO2 to escape into the air. TVA repaired the ductwork in 2005, and the problem has been resolved. TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  Based on the current discussions with EPA, TVA's estimate of potential monetary sanctions is de minimis at this time.

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal). These cases are discussed in more detail above. The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

15. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using generated power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  Until TVA meets its remaining obligation to pay $130 million of the Power Facility Appropriation Investment under the TVA Act, TVA will continue to repay a portion of the Power Facility Appropriation Investment in the TVA power system.  TVA will also continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 8 — Appropriation Investment.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

	Related Party Transactions For the years ended, or as of September 30
	2007	2006	2005
Sales of electricity services	$188	$181	$168
Other revenues	47	24	15
Other expenses	237	226	222
Receivables at September 30	19	21	26
Payables at September 30	126	123	131
Return on Power Facility Appropriation Investment	20	18	16
Repayment of Power Facility Appropriation Investment	20	20	20

16. Unaudited Consolidated Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2007 and 2006 follows.  This summary should be read in conjunction with the audited financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.  The $53 million loss in the first quarter of 2006 was primarily due to increased fuel and purchased power costs.

Unaudited Consolidated Quarterly Financial Information

	2007
	First		Second		Third		Fourth	Total
Operating revenues	$2,104	[1,2]	$2,280	[2]	$2,236		$2,624	$9,244
Revenue capitalized during pre-commercial plant operations	–		–		23	[3]	34	57
Operating expenses	1,788		1,891		1,853	[3]	2,191	7,723
Operating income	316	[1,2]	389	[2]	360		399	1,464
Net income	$51		$126		$194		$12	$383

	2006
	First	Second	Third	Fourth	Total
Operating revenues [4]	$2,050	$2,055	$2,242	$2,828	$9,175
Operating expenses	1,827	1,766	1,874	2,115	7,582
Operating income [4]	223	289	368	713	1,593
Income before cumulativeeffect of accounting changes	(53)	14	162	315	438
Cumulative effect of accounting changes	–	–	–	(109)	(109)
Net (loss)/income	$(53)	$14	$162	$206	$329

Notes:
(1)
Prior to the second quarter of 2007, TVA reported certain items not directly associated with the sale of electricity as Sales of electricity.  This revenue of $7 million for the first quarter of 2007 has been reclassified from Sales of electricity to Other revenue.  See Note 1 — Reclassifications.

(2)
Prior to the third quarter of 2007, TVA reported certain revenue not directly associated with revenue derived from electric operations as Other revenue.  This loss of $3 million for the second quarter of 2007 has been reclassified from Other revenue to Other income.  See Note 1 — Reclassifications.

(3)
Prior to the fourth quarter of 2007, TVA reported certain revenue realized from pre-commercial plant operations as an increase to Operating and maintenance expense.  This revenue of $23 million for the third quarter of 2007 has been reclassified from Operating and maintenance expense to Revenue capitalized during pre-commercial plant operations.  See Note 1 — Capitalized Revenue During Pre-Commercial Plant Operations.

(4)
Prior to 2007, TVA reported certain revenue not directly associated with revenue derived from electric operations as Other revenue.  This income (loss) of $2 million, ($7 million), $8 million, and $7 million for the first quarter of 2006, the second quarter of 2006, the third quarter of 2006, and the fourth quarter of 2006, respectively, has been reclassified from Other revenue to Other income.  Additionally, certain items not directly associated with the sale of electricity were previously reported as Sales of electricity.  This revenue of $5 million, $6 million, $5 million, and $6 million for the first quarter of 2006, the second quarter of 2006, the third quarter of 2006, and the fourth quarter of 2006, respectively, has been reclassified from Sales of electricity to Other revenue.  See Note 1 — Reclassifications.

17. Subsequent Events

Debt Securities

In October 2007, TVA issued $24 million of electronotes® with an interest rate of 5.5 percent which mature in October 2022 and are callable beginning in October 2008.

In November 2007, TVA issued $17 million of electronotes® with an interest rate of 4.8 percent which mature in November 2014 and are callable beginning in November 2008.

Revolving Credit Facility Agreement

In November 2007, TVA renewed the credit facility with the November 11, 2007, maturity date.  The new maturity date for this credit facility is November 10, 2008.

      Management Changes

On November 26, 2007, TVA’s principal accounting officer, Randall P. Trusley, Vice President and Controller, announced he would be retiring from TVA effective January 4, 2008.

On December 4, 2007, John Thomas, General Manager for Operations Business Services, was named Vice President and Controller, effective January 7, 2008.

      Impacts of Recent Financial Market Conditions on Investment Portfolios

Financial markets have experienced significant uncertainty in recent months due to deteriorating credit conditions associated with increased default rates on sub-prime mortgages. The uncertainty has resulted in significantly lower market valuations for many asset backed investments.  TVA’s investment portfolios contain a variety of diversified investments, including securities directly impacted by these events.  The impact of these events on TVA’s retirement system and nuclear decommissioning trust investment portfolios is reflected in changes in these portfolio values from September 30, 2007 to November 30, 2007, which are outlined in the following table:

	2007
	September 30*	October 30*	November 30*	Percent Change Since September 30

Retirement System	$7,977	$ 8,082	$7,797	(2.26%	)
Nuclear Decommissioning Trust	1,086	1,115	1,065	(1.93%	)

*
Investment balances at September 30, 2007, as reported in Notes 13 and 14.  Investment balances at October 31, 2007, are based on final trustee statements, and investment balances at November 30, 2007, are based on preliminary trustee balances.

During the period of September 30, 2007, through November 30, 2007, the change in the Standard & Poor’s 500 benchmark index was a decrease of 2.66 percent.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the Tennessee Valley Authority:

In our opinion, the accompanying balance sheets and the related statements of income, of changes in proprietary capital and of cash flows present fairly, in all material respects, the financial position of Tennessee Valley Authority at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Tennessee Valley Authority's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, effective September 30, 2006, Tennessee Valley Authority adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143.

PricewaterhouseCoopers LLP
Knoxville, Tennessee
December 10, 2007

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           For information regarding TVA’s decision to change independent registered public accounting firms, please refer to the disclosure in TVA’s Current Report on Form 8-K dated September 27, 2007, which was filed with the SEC on October 2, 2007.

ITEM 9A.  CONTROLS AND PROCEDURES

                An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of the design and operation of TVA’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures, except as described in the following paragraph, were effective as of September 30, 2007, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the preparation of this Annual Report on Form 10-K, TVA determined that certain information for which Current Report on Form 8-K disclosure was called for was not reported on such form. This information concerned executive compensation and the renewal of credit facilities. These matters are discussed in detail in a Current Report on Form 8-K filed by TVA on December 11, 2007. The majority of the relevant information had already been disclosed in the Quarterly Reports on Form 10-Q and Current Reports on Form-8-K TVA filed during the year, or is being disclosed in this Annual Report on Form 10-K. The failures were the result of control deficiencies and human error. TVA has identified improvements to its disclosure controls, which involve both additional controls and additional training. TVA has begun to implement these improvements.

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

During the most recent fiscal quarter, there were changes in TVA’s internal control over financial reporting that have materially affected TVA’s internal control over financial reporting.  In particular, TVA completed the remediation of material internal control weaknesses related to (1) TVA’s end-use billing arrangements with wholesale power customers and (2) the completeness, accuracy, and authorization of TVA’s property, plant, and equipment transactions and balances, the calculation of AFUDC, and the review of construction work in progress accounts for proper closure to completed plant.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

           TVA is administered by a board of nine part-time members appointed by the President of the United States with the advice and consent of the Senate.  The Chairman of the TVA Board is selected by the members of the TVA Board.

           The TVA Board at December 12, 2007, consisted of the following individuals with their ages and terms of office provided:

Directors	Age	Year Appointed	Year Term Expires
William B. Sansom, Chairman	66	2006	2009
Bishop William Graves	70	2006	2007 *
Susan Richardson Williams	62	2006	2007 *
Skila S. Harris	57	1999	2008
Donald R. DePriest	68	2006	2009
Howard A. Thrailkill	68	2006	2010
Dennis C. Bottorff	63	2006	2011
Robert M. Duncan	56	2006	2011

*
Although the terms of Directors Graves and Williams expired in May 2007, they are entitled to remain in office until the end of the current session of Congress.  Both directors have been nominated by President George W. Bush for new terms.

           There is currently one vacant position on the TVA Board, and President Bush has nominated Thomas C. Gilliland to fill this position.  A hearing on Mr. Gilliland’s nomination was held before the Senate Environment & Public Works Committee on October 2, 2007, but the Senate has not yet completed action on his nomination.

           Mr. Sansom of Knoxville, Tennessee, joined the TVA Board in March 2006 and was elected Chairman by the TVA Board in March 2006.  He is Chairman and Chief Executive Officer of The H.T. Hackney Co., a diversified company involved in wholesale grocery, gas and oil, and furniture manufacturing, and has held that position since 1983.  Since 1995, Mr. Sansom has also been a director of Astec Industries, Inc., a corporation based in Chattanooga, Tennessee, that manufactures equipment and components used in road construction, and since 1984, he has been a director at First Horizon National Corporation, a Memphis, Tennessee, bank holding company.  In 2006, he was named a director of Mid-America Apartment Communities, Inc., a real estate investment trust with ownership interests in apartment homes.  From 1994 to 2006, he was a director of Martin Marietta Materials, Inc., a company based in Raleigh, North Carolina, that supplies minerals, chemicals, and composites for various industries.

           Bishop Graves of Memphis, Tennessee, joined the TVA Board in October 2006.  He has been presiding Bishop of the Christian Methodist Episcopal Church in Memphis, Tennessee since being elected at the 2006 General Conference held in June to July 2006.  Previously, he was pastor of the Phillips Temple CME Church of Los Angeles, California.  He is the immediate Past President of the Board of the National Congress of Black Churches, and from September 1993 to July 2004 Bishop Graves was a member of the Board of Memphis Light, Gas and Water, a TVA distributor customer.

           Ms. Williams of Knoxville, Tennessee, joined the TVA Board in March 2006.  Since June 2004, she has been the owner of Susan Williams Public Affairs in Knoxville, Tennessee, and is affiliated with SRW & Associates, where, along with five other independent contractors involved with SRW & Associates, she provides public relations consulting services for various clients.  From 1996 to 2004, she managed the Knoxville, Tennessee, office of the Ingram Group, a statewide public-relations firm.

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

           Mr. Duncan of Inez, Kentucky, joined the TVA Board in March 2006.  He is the Chairman, Chief Executive Officer, and Director of Inez Deposit Bank, FSB in Louisa, Kentucky (since April 1984, with a one-year leave of absence from 1989 to 1990 to serve as Assistant Director of Public Liaison in the White House); Chairman, Chief Executive Officer, and Director of Inez Deposit Bank in Inez, Kentucky (since September 1974 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Holding Company, a single-bank holding company (since 1984 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Thrift Holding Company, a unitary thrift holding company (since 1999); and Chairman of the Republican National Committee since January 2007.  From 1998 to 2007, Mr. Duncan was the Chairman of the Big Sandy Regional Industrial Development Authority, which manages industrial parks in five eastern Kentucky counties.  Mr. Duncan remains on the board of directors of the Big Sandy Regional Industrial Development Authority.  He is also the Secretary for the Highlands Regional Medical Center in Prestonburg, Kentucky, which manages a regional hospital.

           Mr. Gilliland, the nominee, is from Blairsville, Georgia and is age 59.  Mr. Gilliland has been Executive Vice President and Director of United Community Banks, Inc., a bank holding company with assets of approximately $8.0 billion, since 1992.  He has also been the Secretary and General Counsel of this company since 2000.  If confirmed by the Senate, his term would extend until May 2011.

 On January 19, 2007, William W. Baxter informed the Honorable George W. Bush, the President of the United States, that he was resigning his position as a director of the Tennessee Valley Authority, effective immediately, to return full-time to the private sector.

Executive Officers

   TVA’s executive officers as of December 12, 2007, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Tom D. Kilgore	President and Chief Executive Officer	59	2005
Kimberly S. Greene	Chief Financial Officer & Executive Vice President, Financial Services	41	2007
William R. McCollum, Jr.	Chief Operating Officer	56	2007
Maureen H. Dunn	Executive Vice President and General Counsel	58	1978
John E. Long, Jr.	Chief Administrative Officer and Executive Vice President, Administrative Services	55	1980
Kenneth R. Breeden	Executive Vice President, Customer Resources	59	2004
William T. Boston	Executive Vice President, Power System Operations	57	1972
William R. Campbell	Chief Nuclear Officer and Executive Vice President	56	2007
Preston D. Swafford	Executive Vice President, Fossil Power Group	47	2006
Ashok S. Bhatnagar	Senior Vice President, Nuclear Generation Development and Construction	51	1999
Janet C. Herrin	Senior Vice President, River Operations	53	1978
John M. Hoskins	Senior Vice President and Treasurer	52	1978
Peyton T. Hairston, Jr.	Senior Vice President, Corporate Responsibility and Diversity	52	1993
Emily J. Reynolds	Senior Vice President, Communications, Government and Valley Relations	51	2007
Bridgette Ellis	Senior Vice President, Office of Environment and Research	51	1979
Randy Trusley	Vice President and Controller	51	1978

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

Ms. Greene was named Chief Financial Officer and Executive Vice President, Financial Services in September 2007.  Ms. Greene previously served as Senior Vice President, Finance, and Treasurer at Southern Company Services, an energy company, from July 2003 to September 2007, where she was responsible for financial planning and analysis, capital markets and leasing, treasury and investor relations.  From July 2002 to July 2003, Ms. Greene was director of portfolio management for Southern Company Generation and Energy Marketing.

Mr. McCollum joined TVA in May 2007 as Chief Operating Officer.  Prior to joining TVA, Mr. McCollum was Executive Vice President and Chief Regulated Generation Officer at Duke Energy Corporation, an energy company, from October 2006 to May 2007.  Mr. McCollum was with Duke Energy Corporation (and its predecessor) since 1974 and held a variety of leadership positions there, including Group Vice President, Regulated Fossil-Hydro Generation (from April 2006 to October 2006), Vice President, Strategic Planning and Business Development (from January 2005 to April 2006), and Vice President, Nuclear Support (from November 2002 to December 2004).

Ms. Dunn joined TVA as an attorney in May 1978, assumed the position of Assistant General Counsel in September 1986, and assumed the position of Executive Vice President and General Counsel in January 2001.

Mr. Long was named Executive Vice President, Administrative Services as well as Chief Administrative Officer in September 2005.  From October 2000 to September 2005, he was Executive Vice President, Human Resources.  Mr. Long joined TVA in 1980 as a Personnel Officer in the Engineering Design Organization and has held various Human Resources positions within TVA.  From 1992 to 2005, he served on the TVA Retirement System Board.

Mr. Breeden was named Executive Vice President, Customer Resources in September 2006 after having served as Executive Vice President, Customer Service and Marketing since joining TVA in August 2004.  From March 2002 to August 2004, he was the Program Executive for Executive Conversation, Inc., where he was responsible for executive training programs.  From September 1997 to March 2002, he was President of TXU Energy Services, Enterprise Division, in Dallas, Texas, where he had accountability for a new venture created to address customers’ changing energy needs.  Mr. Breeden had joined TXU Corporation in May 1995 as Senior Vice President of TXU Electric & Gas, where he was responsible for marketing and sales.

           Mr. Boston is Executive Vice President, Power System Operations, a position he has held since May 1999.  He joined TVA as a Power Supply Engineer in 1972 and held various technical and managerial positions until becoming Division Manager of Electric System Reliability in May 1991.  In December 1996, he was named Senior Manager, Pricing, and held that position until April 1999.  Mr. Boston serves as Vice President of CIGRE-U.S., the International Council on Large Electric Systems, as Vice President of the NERC Transmission Forum, and as a member of the Board for the Association of Edison Illuminating Company.

Mr. Campbell joined TVA as Chief Nuclear Officer and Executive Vice President in May 2007.  Mr. Campbell served as Executive Vice President, Engineering and Projects for Entergy Operations, Inc. (“Entergy”), an energy company, from February 2007 to May 2007.  In that capacity, he was responsible for engineering, technical support, and project management functions for all regulated and non-regulated Entergy nuclear units.  Mr. Campbell served as Senior Vice President and Chief Operating Officer of Entergy from February 2003 to February 2007, and was responsible for the operation of all Entergy regulated nuclear units.  He also served as Vice President, Engineering, of Entergy from June 2000 to February 2003.

Mr. Swafford joined TVA in May 2006 and was named Executive Vice President, Fossil Power Group, in June 2007.  From May 2006 until May 2007, he was Senior Vice President, Nuclear Support of TVA.  From December 1995 to April 2006, Mr. Swafford held various positions at Exelon Corporation, an energy company based in Illinois, and its subsidiaries.  From 2002 to 2006, he served as Senior Vice President, Exelon Energy Delivery, and was responsible for transmission and distribution of electricity.  From 2002 to 2003, he was Vice President, Exelon Power, and was responsible for its fleet of gas, coal-fired, and hydroelectric generating facilities.  From 2000 to 2002, he was Vice President, Dresden Nuclear Station.

Mr. Bhatnagar is the Senior Vice President of Nuclear Generation Development and Construction, a position he has held since April 2007.  He joined TVA in August 1999 as Site Support Manager at Browns Ferry and was subsequently appointed Browns Ferry Plant Manager in July 2000, Browns Ferry Site Vice President in July 2001, and Senior Vice President, Nuclear Operations, in June 2004.

Ms. Herrin is the Senior Vice President, River Operations, a position she has held since February 1999.  Ms. Herrin is responsible for establishing river operations policies, procedures, and standards for TVA and serves as TVA’s Dam Safety Officer.  She began her career at TVA in 1978 as a Civil Engineer.  She has served on the TVA Retirement System Board since 2005.

Mr. Hoskins, Senior Vice President and Treasurer, joined TVA in 1978 and worked in several areas of TVA business including accounting, audit, and revenue before joining the Treasurer’s office in 1987.  He was named Vice President and Treasurer in 1994 and Senior Vice President and Treasurer in 2000.  He has served on the TVA Retirement System Board of Directors since 2003.  Mr. Hoskins also served as Interim Chief Financial Officer of TVA from November 2006 to September 2007.

Mr. Hairston was named Senior Vice President, Corporate Responsibility and Diversity, in March 2007, and was additionally named TVA’s Chief Ethics and Compliance Officer in July 2007.  He previously served as Senior Vice President, Communications, a position he assumed in March 2006.  From October 2002 to March 2006, he held the position of Senior Vice President, Employee Relations and Diversity.  Mr. Hairston served as Senior Vice President, Labor Relations, from October 2000 to October 2002, and had held that position previously from June 1994 to June 1998.  From August 1998 to October 2000, he was Senior Vice President, Strategic Initiatives.  Mr. Hairston also served as Senior Manager, Strategic Planning and Support from May 1993 to June 1994.

Ms. Reynolds joined TVA in April 2007 as Senior Vice President of Communications, Government and Valley Relations.  Ms. Reynolds served as the 31st secretary of the U.S. Senate (“Secretary”) (from January 2003 to January 2007), where she managed the legislative, financial, and administrative operations of the Senate.  She also served as a consultant to the Secretary from January 2007 to April 2007.  She previously served as chief of staff for Senator Frist (from January 2001 to January 2003), where she had overall responsibility for the management and coordination of staffing, legislative activity, communications, constituent relations, and scheduling.

Ms. Ellis is the Senior Vice President, Office of Environment and Research, and TVA’s Environmental Executive and Federal Preservation Officer, positions she has held since May 2007.  Ms. Ellis is responsible for corporate environmental policies and strategies, management of reservoir lands, and research and development.  She previously served as the Senior Vice President, Environmental Stewardship and Policy (from February 2006 to May 2007), the Vice President, Resource Stewardship and Acting Vice President, Environmental Policy and Planning (from July 2005 to February 2006), and Vice President, Resource Stewardship (from November 2000 to July 2005).  Ms. Ellis began her career at TVA in 1979 as a forester.

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

Disclosure and Financial Code of Ethics

TVA has a Disclosure and Financial Ethics Code (“Financial Ethics Code”) that applies to all executive officers and directors of TVA as well as to all employees who certify information contained in quarterly reports, annual reports, or information statements or who have responsibility for internal control self-assessments.  The Financial Ethics Code includes provisions covering conflicts of interest, ethical conduct, compliance with applicable laws, rules, and regulations, responsibility for full, fair, accurate, timely, and understandable disclosures, and accountability for adherence to the Financial Ethics Code.  TVA will provide a current copy of the Financial Ethics Code to any person, without charge, upon request.  Requests may be made by calling 888-882-4975 or by sending an e-mail to: investor@tva.com.  Any waivers of or changes to provisions of the Financial Ethics Code will be promptly disclosed to the public, subject to limitations imposed by law, on TVA’s website at:  www.tva.gov.  Information contained on TVA’s website shall not be deemed incorporated into, or to be a part of, this Annual Report.

Committees of the TVA Board

    TVA does not have a Nominating Committee.  Each member of the TVA Board is appointed by the President of the United States with the advice and consent of the U.S. Senate.  The TVA Act provides that to be eligible to be appointed as a member of the TVA Board, an individual must (1) be a citizen of the United States, (2) have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure, (3) not be an employee of TVA, (4) make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry, and (5) affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship.  No more than two of the Board members may be legal residents outside of TVA’s service area.

The TVA Board has an Audit and Ethics Committee established in accordance with the TVA Act.  TVA’s Audit and Ethics Committee consists of Robert M. Duncan, its chair, Susan Richardson Williams, and Donald R. DePriest.  None of the members of the Audit and Ethics Committee has been determined to be an “audit committee financial expert” under applicable SEC rules, as none of the appointed TVA Board members was required by the TVA Act to meet the criteria of an “audit committee financial expert” under applicable SEC rules.

TVA is exempted by section 37 of the Exchange Act from complying with section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer’s audit committee to be an independent member of the board of directors of the issuer.  Notwithstanding this exemption and the fact that TVA is not a listed company, the TVA Act contains certain provisions that are similar to the considerations for independence under section 10A(m)(3) of the Exchange Act, including that to be eligible for appointment to the TVA Board, an individual shall not be an employee of TVA and shall make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry.  These provisions became applicable to TVA Board members on March 31, 2006.

Under section 10A(m)(2) of the Exchange Act, which applies to TVA, the audit committee is directly responsible for the appointment, compensation, and oversight of the external auditor; however, the TVA Act assigns the responsibility for engaging the services of the external auditor to the TVA Board.

The TVA Board has also established the following committees in addition to the Audit and Ethics Committee:

•	Human Resources Committee
•	Corporate Governance Committee
•	Finance, Strategy and Rates Committee
•	Operations, Environment and Safety Committee
•	Community Relations Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about TVA’s compensation philosophy and strategy, as well as the policies and decisions that guided TVA in 2007 in establishing the level and nature of the compensation provided to the President and Chief Executive Officer (“CEO”), the Chief Financial Officer and Executive Vice President, Financial Services (“CFO”), and the three most highly compensated executive officers other than the CEO and CFO.  References to the “Named Executive Officers” throughout this section refer to the executive officers listed in the Summary Compensation Table.

Authority for the Executive Compensation Program

The TVA Act is the primary statutory authority for establishing the compensation of all TVA employees, including the Named Executive Officers, and places responsibility for doing so with the TVA Board.  Under section 2 of the TVA Act, as amended by the Consolidated Appropriations Act, 2005 (the “Consolidated Appropriations Act”), which became effective on March 31, 2006, the TVA Board is directed to establish a compensation plan for all TVA employees which:

•	Specifies all compensation (including salary or any other pay, bonuses, benefits, incentives, and any other form of remuneration) for the CEO and TVA employees;

•
Is based on an annual survey of the prevailing compensation for similar positions in private industry, including engineering and electric utility companies, publicly owned electric utilities, and federal, state and local governments; and

•	Provides that education, experience, level of responsibility, geographic differences, and retention and recruitment needs will be taken into account in determining compensation of employees.

The TVA Act, as amended by the Consolidated Appropriations Act, also provides that:

•
The TVA Board will annually approve all compensation (including salary or any other pay, bonuses, benefits, incentives, and any other form of remuneration) of all managers and technical personnel who report directly to the CEO (including any adjustment to compensation);

•	On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule ($145,400 in 2007); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($145,400 in 2007).

In light of the statutory authorities described above, the charter of the Human Resources Committee, which was approved by the TVA Board, calls for the Human Resources Committee to review a TVA compensation plan and to make a recommendation to the full TVA Board for approval.  The Human Resources Committee, in conjunction with its independent compensation consultant, developed a compensation plan in conjunction with TVA management and recommended a proposed compensation plan to the TVA Board. The TVA Board approved the proposed compensation plan for all TVA employees, including the Named Executive Officers and other executives, at its May 31, 2007, meeting (the “Compensation Plan”).  The Compensation Plan will be reviewed from time to time by the Human Resources Committee to ensure consistency and future alignment with TVA’s mission and Strategic Plan, and any recommended changes to the Compensation Plan will be submitted to the TVA Board for approval.

Objective of the Executive Compensation Program

The philosophy of the Compensation Plan is based on the statutory requirements of the TVA Act, as amended by the Consolidated Appropriations Act, and recognizes that many employees, including executives, are called on to accomplish specialized aspects of TVA’s mission safely, reliably, and efficiently, and must have the requisite education, experience, and professional qualifications. These requirements make it necessary for TVA to offer compensation to its specialized employees that motivates them to stay with TVA and makes it possible for TVA to attract highly qualified candidates for positions similar to those in relevant industries.  Accordingly, the Compensation Plan is designed to fulfill the following purposes:

•
Provide a competitive level of compensation that enables TVA to attract, retain, and motivate highly competent employees.  Each position in TVA has a pay level determined by market pricing based on a level needed to attract, retain, and motivate employees critical to TVA’s success in achieving its mission.  Overall compensation levels are targeted at the median (50th percentile) of the relevant labor market for most positions.  However, for positions affected by market scarcity, recruitment and retention issues, and other business reasons, overall compensation levels are targeted above the median (typically between the 50th and 75th percentile).  Certain generation and transmission positions, for example, are targeted at higher overall compensation levels because of these factors.  Information about TVA’s peer group and benchmarking practices is provided below under the heading “Use of Market Data and Benchmarking.”

•
Encourage and reward executives for their performance and contributions to the successful achievement of financial and operational goals.  A key component of the Compensation Plan is a strong orientation toward “pay for performance,” which rewards improvement in TVA’s overall performance, as well as that of individual business units and individual participants.  Approximately 40 to 50 percent of overall compensation for the Named Executive Officers is performance-based compensation.  “At risk” incentive pay for 2007 was directly linked to the achievement of performance goals at the TVA level and the business unit level.  In 2007, the TVA Board approved the TVA level performance goals and delegated authority to approve the business level performance goals to TVA’s CEO, Mr. Kilgore.  This substantial emphasis on performance-based goals provides incentives to executives to perform at the highest levels to achieve the goals that are important for TVA.

•
Provide executives with the focus to achieve short-term and long-term business goals that are important to TVA, TVA’s customers, and the people TVA serves.  TVA seeks to hire and retain executives who are focused on both the short-term and long-term success of TVA.  The Compensation Plan is designed to achieve this goal by providing a mix of fixed base compensation and at-risk annual and long-term incentive compensation.  Base compensation is fixed and designed to provide an immediate financial incentive to executives.  Annual and long-term incentive compensation is at-risk based on performance and is designed to focus executives on the short-term and long-term goals of TVA.

•
Improve overall company performance through productivity enhancement.  No executive can help meet TVA’s goals and improve performance without the work of all employees of TVA.  For this reason, the performance goals set at the TVA level and business unit level are the same for both executives and all non-executive employees.  In this way, all TVA employees receive compensation in a manner that aligns their work with the same goals and encourages and rewards them for the successful achievement of TVA’s goals.

Given the structure of TVA as an agency and instrumentality of the United States, there are limits on TVA’s ability to set compensation for its employees, including the Named Executive Officers, that must be balanced with TVA’s compensation philosophy and strategy.  One limit is TVA’s statutory obligation to sell power at rates as low as feasible.  Implicit in this obligation is the requirement that TVA operate its power system as efficiently and economically as possible, including limiting total compensation for executives to that required to recruit, retain, and motivate them.  However, providing inadequate compensation levels to executives could adversely affect TVA’s efficiency and economy to an even greater extent.  A second limitation exists as a result of TVA’s capital structure.  The United States government is TVA’s sole owner.  As a result, TVA does not have equity securities and has no equity-based compensation.  Accordingly, TVA is not able to provide some of the types of compensation that many companies typically offer their executives.

Use of Market Data and Benchmarking

TVA seeks to establish overall compensation for executives at a competitive level with respect to the relevant labor market.  Market information for total compensation, as well as each element of compensation within total compensation, for the Named Executive Officers is obtained from:

•	Published and customized compensation surveys reflecting the relevant labor markets identified for designated positions, and

•	Publicly disclosed information from the proxy statements and annual reports on Form 10-K of energy services companies with revenues of $3 billion and greater.

When the competitive market compensation is compiled for positions, the Human Resources department, with the assistance of an independent compensation consultant, analyzes the data, and provides its analysis to the Human Resources Committee.  The Human Resources Committee uses this information to:

•	Test compensation level and incentive opportunity competitiveness,

•	Serve as a point of reference for establishing pay packages for recruiting executives, and

•	Determine appropriate adjustments to compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA’s relevant labor market for most executives, including the Named Executive Officers, is comprised of both private and publicly-owned companies in the energy services industry of similar revenue and scope to TVA.  When reviewing comparative compensation information for executives, including the Named Executive Officers, as a part of the survey-based analysis, TVA looked at the following energy services companies with annual revenues of $3 billion and greater from the 2006 Towers Perrin Energy Services Executive Compensation Database:

AES Corp.*	Energy East Corp.	PPL Corp.*
Allegheny Energy, Inc.	Entergy Corp.*	Progress Energy, Inc.*
Ameren Corp.*	Exelon Corp.*	Public Service Enterprise Group, Inc.*
American Electric Power Co., Inc.*	FirstEnergy Corp.*	Reliant Energy, Inc.*
Atmos Energy Corp.	FPL Group, Inc.*	SCANA Corp.
CenterPoint Energy, Inc.	MDU Resources, Inc.	Sempra Energy*
CMS Energy Corp.*	Mirant Corp.	The Southern Company*
Consolidated Edison, Inc.*	Nicor Inc.	SUEZ Energy North America
Constellation Energy Group, Inc.*	NSTAR Electric Co.	TECO Energy, Inc.
Dominion Resources, Inc.*	OGE Energy Corp.	TXU Corp.*
DTE Energy Co.*	ONEOK Inc.	The Williams Companies, Inc.
Duke Energy Corp.*	Pacific Gas & Electric Co.*	Wisconsin Energy Corp.
Edison International* El Paso Corp.	PacifiCorp Pepco Holdings, Inc.*	WPS Resources Corp. (now Intergrys Energy Group, Inc.)* Xcel Energy, Inc.*

When reviewing comparative compensation information for executives, including the Named Executive Officers, from proxy statements and annual reports on Form 10-K, TVA looked at a subset of the peer group above, identified with asterisks, as well as three additional companies in the energy services industry (KeySpan Corporation, NiSource Inc., and Northeast Utilities), as recommended by the independent compensation consultant of the Human Resources Committee.

Executive Compensation Program Components

TVA’s compensation program for the Named Executive Officers consists primarily of the following components:

•
base compensation, consisting entirely of annual salary paid biweekly, and a combination of annual salary paid biweekly and additional annual compensation paid in quarterly installments prior to May 31, 2007, as described more fully below;

•	annual incentive compensation, which is at-risk and based on the attainment of certain pre-established performance goals;

•	long-term incentive compensation, which is at-risk and based on the attainment of certain pre-established performance goals;

•	long-term deferred compensation, which is awarded to participating executives in the form of annual credits that vest after a specified period of time, typically three to five years; and

•	pension plans, both qualified and supplemental, which provide compensation beginning with retirement or termination of employment, provided certain eligibility and vesting requirements are met.

More information about the value of these various compensation components for the Named Executive Officers is provided below under the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Base Compensation. For the Named Executive Officers, base compensation includes salary plus any additional annual compensation.  Base compensation received by executives is based on their levels of responsibility, their individual merit performances, and the competitive levels of compensation for executives in similar positions in the energy services industry.

Prior to March 31, 2006, the TVA Act provided that salaries for TVA employees, including the Named Executive Officers, could match but not exceed the salary of a TVA Board member, which was itself set by the TVA Act and by executive order of the President of the United States.  However, the TVA Act, as amended by the Consolidated Appropriations Act, removed this limitation on salary and requires that the TVA Board approve (i) the salaries of the CEO and the CEO’s direct reports, which include the CFO and Chief Operating Officer (“COO”), and (ii) on the recommendation of the CEO, the salaries of employees whose annual salaries would be in excess of Executive Schedule Level IV ($145,400 in 2007).

As a result, salaries were limited to $145,400 for a portion of 2007, and additional annual compensation, which was paid in quarterly installments, was used in conjunction with the salaries to provide a competitive level of base compensation.  On May 31, 2007, as part of its approval of the Compensation Plan, the TVA Board approved the conversion of base compensation to all salary for the CEO, thereby eliminating additional annual compensation for the CEO, and delegated to the CEO the authority to approve the conversion of base compensation to all salary for all executives whose base compensation exceeded Executive Schedule Level IV.  The CEO exercised this authority as to the Named Executive Officers as of May 31, 2007, so since that time, no Named Executive Officer has received additional annual compensation. The total amounts of additional annual compensation paid to the Named Executive Officers in 2007 appear in the “Bonus” column in the Summary Compensation Table.

Base compensation of the CEO and Named Executive Officers who are direct reports to the CEO is reviewed annually by the Human Resources Committee, and any recommended adjustments are submitted by the Human Resources Committee to the TVA Board for approval.  Base compensation of the Named Executive Officers who are not direct reports to the CEO is reviewed and approved throughout the year by the CEO and any recommended adjustments as approved by the CEO are submitted by the Human Resources Committee to the TVA Board for approval on an annual basis. Since the Human Resources Committee was still in the process of reviewing a proposed compensation plan at the beginning of 2007, the base compensation for the Named Executive Officers as of October 1, 2006, was not changed from 2006 levels.  On March 5, 2007, the TVA Board notationally approved the hiring of Mr. McCollum as COO and fixed his compensation, including his salary, for 2007.  At its August 1, 2007, meeting, the TVA Board delegated to the CEO the authority to hire Ms. Greene as CFO and to fix her compensation, including her salary, within the guidelines set forth in the Compensation Plan.

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

EAIP     =           Base             x    Annual Incentive   x      Percent of Opportunity
             Payout           Compensation            Opportunity                           Achieved

Annual incentive opportunities increase with position and responsibility.  The annual incentive opportunity is established for each of the Named Executive Officers based on the opportunities other companies provide to those in comparable positions in the energy services industry.  Incentive opportunities of the CEO and Named Executive Officers who are direct reports to the CEO are reviewed annually by the Human Resources Committee, and any recommended adjustments are submitted by the Human Resources Committee to the TVA Board for approval.  Incentive opportunities of the Named Executive Officers who are not direct reports to the CEO are reviewed and approved annually and throughout the year by the CEO. Since the Human Resources Committee was still in the process of reviewing a proposed compensation plan at the beginning of 2007, the annual incentive opportunities for the Named Executive Officers for 2007 were not changed from 2006 levels.  The TVA Board directly approved the annual incentive opportunity for Mr. McCollum pursuant to its selection of him as COO.  The authority delegated to the CEO to hire Ms. Greene as CFO included the authority to fix her annual incentive opportunity within the guidelines set forth in the Compensation Plan.

The percent of opportunity achieved, as used in the formula above, was determined in 2007 by a weighted average of the results of a combination of performance measures at the TVA level and the business unit level.  Performance measures at the TVA level and their weights are identified in TVA’s Winning Performance Balanced Scorecard.  The performance measures and weights that are incorporated into TVA’s Winning Performance Balanced Scorecard are used in determining annual incentive payouts not just for the Named Executive Officers but also for all other participants in the EAIP as well as all other non-executive TVA employees who participate in TVA’s Winning Performance Team Incentive Plan.  The performance measures, weights, and goals approved by the TVA Board for the 2007 Winning Performance Balanced Scorecard, as well as the results for 2007, are set forth below:

2007 Winning Performance Balanced Scorecard

Performance Metric	Weight	Results Achieved	Goals
			Threshold (75%)	Target (100%)	Maximum (125%)

Safe Workplace [1] (Recordable Injuries/Hours Worked)	10%	1.58	1.82	1.56	1.30

Productivity ($/MWh Sales)	10%	9.73	9.47	9.42	9.37

Connection Point Interruptions (Interruptions per Connection Point)	15%	0.81	0.84	0.81	0.78

Customer Satisfaction Survey (Percent Satisfied)	10%	89.2	82.0	84.0	86.0

Economic Development (Jobs + Investments + Job impact)	5%	142	100	115	130

Equivalent Availability Factor (Ratio)	15%	87.8	87.2	87.7	88.2

Environmental Impact (Index)	10%	79.8	65.2	58.3	50.6

Delivered Cost of Power Excluding FCA [2] Costs ($/MWh Sales)	20%	32.26	32.61	32.41	32.21

FCA [2] Costs ($/MWh Sales)	5%	19.29	17.54	17.19	16.84

[1] Any TVA employee or staff augmentation contractor fatality will prevent payout for this indicator. [2] Fuel Cost Adjustment.

As shown in the table above, the Winning Performance Balanced Scorecard established threshold, target, and maximum achievement levels for each of the performance measures.  Performance levels between threshold and target achievement levels, and between target and maximum achievement levels, were calculated using straight line interpolation.  Threshold achievement levels were set to recognize normal, satisfactory performance for each performance measure based on the budget and business plans for 2007.  Target achievement levels were set to recognize good performance over and above threshold achievement levels.  Maximum achievement levels were set to recognize excellent performance substantially above threshold achievement levels. This approach to establishing achievement levels resulted in a good likelihood (approximately 80 percent chance) of meeting threshold achievement levels, a reasonable likelihood (approximately 60 percent chance) of meeting target achievement levels, and a small likelihood (approximately 20 percent chance) of meeting maximum achievement levels.

The Winning Performance Balanced Scorecard represented 30 percent of the potential payout under the EAIP in 2007 for the Named Executive Officers.  The remaining 70 percent was tied to the average composite performance of their appropriate business units or, in the case of Mr. Kilgore, Ms. Greene, Mr. Hoskins, Mr. Rescoe, and Mr. McCollum, a composite average of all TVA business units.  Under the EAIP, awards may be adjusted based on the evaluation of individual achievements and performance results.  In 2007, no discretion was exercised by the TVA Board, CEO, or any other TVA officer or employee to adjust either upward or downward the amount of the payout for the Named Executive Officers, except for Mr. Singer, whose payout was specified in a separation agreement, without regard to actual performance.

Awards provided to the Named Executive Officers under the EAIP for the performance period that ended on September 30, 2007, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  Additional information regarding the basis of the payouts under the EAIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the Executive Long-Term Incentive Plan (“ELTIP”).  Executives in critical positions are those who make decisions that impact TVA’s long-term strategic objectives.  The ELTIP is designed to encourage and reward executives for their contributions to successfully achieving TVA’s long-term financial and operational goals, typically over a three-year performance cycle.  The ELTIP performance cycles run concurrently, and participating executives receive awards under the plan on an annual basis if targets are met.  Accordingly, in 2007, the ELTIP performed more as an annual incentive.

Under the ELTIP, an executive’s incentive payment is calculated as follows:

ELTIP     =           Base             x    ELTIP Incentive   x     Percent of Opportunity
              Payout           Compensation             Opportunity                        Achieved

The ELTIP incentive opportunity is established for each of the Named Executive Officers at a level that is similar to the opportunities other companies provide to those in comparable positions in the energy services industry.  The percent of opportunity achieved, as used in the formula above, is determined based on the results of one or more measures at the TVA level critical to satisfying TVA’s long-term strategic goals.  In 2007, the performance metric used was the delivered cost of power.  This metric was selected by the CEO and senior Human Resources management in consultation with the Human Resources Committee.

Incentive opportunities of the CEO and Named Executive Officers who are direct reports to the CEO are reviewed annually by the Human Resources Committee, and any recommended adjustments are submitted by the Human Resources Committee to the TVA Board for approval.  Incentive opportunities of the Named Executive Officers who are not direct reports to the CEO are reviewed and approved annually and throughout the year by the CEO. Since the Human Resources Committee was still in the process of reviewing a proposed compensation plan at the beginning of 2007, the ELTIP incentive opportunities for the Named Executive Officers for 2007 were not changed from 2006 levels.  The TVA Board directly approved the ELTIP incentive opportunity for Mr. McCollum pursuant to its selection of him as COO.  The authority delegated to the CEO to hire Ms. Greene as CFO included the authority to fix her ELTIP incentive opportunity within the guidelines set forth in the Compensation Plan.

Awards provided to the Named Executive Officers under the ELTIP for the performance period that ended on September 30, 2007, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  Additional information regarding the basis of the payouts under the ELTIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.

Long-Term Deferred Compensation. Unlike private sector companies in the energy services industry, TVA is a corporate agency and instrumentality of the United States and thus does not have equity securities to provide stock awards or options as a form of compensation for its employees.  In order to provide a benefit similar to restricted stock, TVA enters into agreements with certain executives, including the Named Executive Officers, that are administered under TVA’s Long-Term Deferred Compensation Plan (“LTDCP”).  The LTDCP agreements are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with base compensation and EAIP and ELTIP incentive awards, a competitive level of total compensation.  Under these agreements, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period.  If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account.  Annual credits provided to the Named Executive Officers under LTDCP agreements in 2007 are reported in the “All Other Compensation” column in the Summary Compensation Table.  These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table since the credits were placed in deferred compensation accounts in the Named Executives Officers’ names.

TVA has also entered into additional LTDCP agreements with Mr. Singer and Mr. Bhatnagar where the amount of annual credits is based on the achievement of certain milestones with respect to the recovery of Browns Ferry Unit 1 (“Browns Ferry Unit 1 Recovery Project”).  The annual credits provided to Mr. Singer and Mr. Bhatnagar under these agreements for 2007 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table and the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table.

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

The availability of these qualified plans is consistent with similar qualified plans provided by other companies in TVA’s peer group.

In addition, certain executives in critical positions, as determined by TVA on an individual basis, are eligible to participate in a Supplemental Executive Retirement Plan (“SERP”).  Each of the Named Executive Officers participates in the SERP.  The SERP is a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA’s qualified plans.  The availability of this supplemental pension plan helps TVA to remain competitive in attracting and retaining top-level executives.  In 2007, for benefit calculation purposes under the SERP, TVA granted additional years of credited service to and waived the prior employer pension benefits offset for Ms. Greene and Mr. McCollum in connection with their acceptance of employment with TVA.  The value associated with the credited years of service and waiver of prior employer offset under the SERP is reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table.  These grants of additional credited service and waivers of offsets of prior employer pension benefits were arrived at in negotiations with Ms. Greene and Mr. McCollum during their recruitment to TVA.  Generally, the purpose for granting additional years of credited service and waiving the offset for any prior employer pension benefits is to give credit for prior and potential future years of service at a previous employer.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites.  In 2007, TVA provided to certain executives, including Ms. Greene, Mr. McCollum, Mr. Singer, and Mr. Bhatnagar, a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs, and insurance.  Vehicle allowances are granted on a “business need” basis to a very limited number of executives.  The amount of the vehicle allowances granted to the Named Executive Officers is reported in the “All Other Compensation” column in the Summary Compensation Table.

In 2007, TVA also provided relocation incentive payments to Ms. Greene and Mr. McCollum in connection with their acceptance of employment with TVA and move to Tennessee.  These relocation incentive payments are reported in the “All Other Compensation” column in the Summary Compensation Table.  In addition, both Ms. Greene and Mr. McCollum were eligible to participate in TVA’s Relocation Services Program.  Payments made to date under the Relocation Services Program are reported in the “All Other Compensation” column in the Summary Compensation Table.

TVA did not provide any other perquisites to the Named Executive Officers in 2007.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table sets forth information regarding compensation earned by each of the Named Executive Officers in 2007.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus [1] ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings [2] ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Tom D. Kilgore President and Chief Executive Officer	2007 2006	$308,693 $140,000	$341,293 $511,984	– –	– –	$890,507 [3] $627,861 [6]	$138,274 [4] $98,172 [7]	$309,900 [5] $306,300	$1,988,667 $1,684,317
Kimberly S. Greene Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$38,462 –	– –	– –	– –	$36,159 [8] –	$242,752 [9] –	$370,900 [10] –	$688,273 –
John M. Hoskins Interim Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$178,888 –	$72,608 –	– –	– –	$169,158 [11] –	$75,616 [12] –	$62,619 [13] –	$558,889 –
Michael E. Rescoe Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$26,250 $140,000	$23,935 $286,109	– –	– –	– [14] $295,096 [17]	– [15] – [15]	$1,646,875 [16] $6,300	$1,697,060 $727,505
William R. McCollum, Jr. Chief Operating Officer	2007 2006	$293,461 –	– –	– –	– –	$1,042,132 [18] –	$1,430,162 [19] –	$468,727 [20] –	$3,234,482 –
Karl W. Singer Chief Nuclear Officer and Executive Vice President, TVA Nuclear	2007 2006	$253,000 $140,000	$227,528 $341,323	– –	– –	$724,000 [21] $580,275 [24]	$357,490 [22] $365,355 [25]	$221,600 [23] $211,250	$1,783,618 $1,638,203
Ashok S. Bhatnagar Senior Vice President, Nuclear Generation Development and Construction	2007 2006	$236,608 $140,000	$189,384 $276,070	– –	– –	$470,668 [26] $390,648 [29]	$154,937 [27] $160,615 [30]	$165,405 [28] $158,655	$1,217,002 $1,125,988

Notes:
(1)  Represents additional annual compensation paid in quarterly installments through May 31, 2007.

(2)  Represents the aggregate change in pension value under TVA’s qualified defined benefit plan and TVA’s Supplemental Executive Retirement Plan (“SERP”).

(3)  Includes $427,382 paid out under the EAIP and $463,125 paid out under the ELTIP.

(4)  Includes increases of $11,088 under TVA’s qualified defined benefit plan and $127,186 under the SERP.

(5)  Includes an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore.  Mr. Kilgore will become vested in the $300,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(6)  Includes $334,152 paid out under the EAIP and $293,709 paid out under the ELTIP.

(7)  Includes increases of $8,882 under TVA’s qualified defined benefit plan and $89,290 under the SERP.  The $98,172 amount represents a correction of the $169,614 amount reported in TVA’s 2006 Annual Report on Form 10-K/A, which included increases of $8,882 under TVA’s qualified defined benefit plan and $160,732 under the SERP.

(8)  Includes $25,439 paid out under the EAIP and $10,720 paid out under the ELTIP.  Ms. Greene joined TVA on September 1, 2007, and both the EAIP and ELTIP incentive awards were prorated based on the number of months she participated in the performance cycles.

(9)  Includes increases of $5,598 under TVA’s qualified defined benefit plan and $237,154 under the SERP.

(10)  Includes a vested credit in the amount of $280,000 provided under a LTDCP agreement with Ms. Greene, a relocation incentive in the amount of $90,000, and $900 in vehicle allowance payments.  Ms. Greene was vested in the $280,000 LTDCP credit at the time it was made to her account in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(11)  Includes $94,494 paid out under the EAIP and $74,664 paid out under the ELTIP.

(12)  Includes an increase of $76,893 under TVA’s qualified defined benefit plan and a decrease of $1,277 under the SERP.

(13)  Includes an unvested annual credit in the amount of $60,000 provided under a LTDCP agreement with Mr. Hoskins.  Mr. Hoskins will become vested in the $60,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(14)  Mr. Rescoe left TVA effective November 13, 2006, and was not eligible to receive awards under the EAIP or ELTIP in 2007.

(15)  Mr. Rescoe left TVA effective November 13, 2006, and did not meet the minimum five years of creditable service required to become vested in TVA’s qualified retirement plan and the SERP.

(16)  Includes an initial installment in the amount of $823,437.50 provided under the April 2004 agreement with Mr. Rescoe and accrual of an additional installment in the amount of $823,437.50 paid in November 2007.  See information regarding the details of the April 2004 agreement under “Other Agreements.”

(17)  Includes $195,075 paid out under the EAIP and $100,021 paid out under the ELTIP.

(18)  Includes $460,257 paid out under the EAIP and $581,875 paid out under the ELTIP.

(19)  Includes increases of $5,385 under TVA’s qualified defined benefit plan and $1,424,777 under the SERP.

(20)  Includes a vested credit in the amount of $350,000 provided under a LTDCP agreement with Mr. McCollum, a relocation incentive in the amount of $75,000, $33,169 in relocation assistance payments which includes $2,390 in tax reimbursements, and $4,500 in vehicle allowance payments.  Mr. McCollum was vested in the $350,000 LTDCP credit at the time it was made to his account in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(21)  Includes $336,000 paid out under the EAIP, $288,000 paid out under the ELTIP, and a credit in the amount of $100,000 made to Mr. Singer’s deferred compensation account, as provided under a separation agreement with Mr. Singer.  See information regarding the details of the separation agreement under “Other Agreements.”

(22)  Includes increases of $21,276 under TVA’s qualified defined benefit plan and $336,214 under the SERP.

(23)  Includes an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Singer and $11,700 in vehicle allowance payments.  Mr. Singer was vested in the $200,000 credit in accordance with the terms of his separation agreement.  See information regarding the details of the separation agreement under “Other Agreements.”

(24)  Includes $283,382 paid out under the EAIP, $216,893 paid out under the ELTIP, and a credit in the amount of $80,000 made to Mr. Singer’s deferred compensation account provided under a LTDCP agreement with Mr. Singer for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project.  See information regarding the details of the LTDCP agreement under “Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements.”

(25)  Includes increases of $17,905 under TVA’s qualified defined benefit plan and $347,450 under the SERP.

(26)  Includes $199,572 paid out under the EAIP, $227,644 paid out under the ELTIP, and a credit in the amount of $43,452 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project.  See information regarding the details of the LTDCP agreement under “Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements.”

(27)  Includes increases of $16,030 under TVA’s qualified defined benefit plan and $138,907 under the SERP.

(28)  Includes an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar and $11,700 in vehicle allowance payments.  Mr. Bhatnagar will become vested in the $150,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(29)  Includes $210,007 paid out under the EAIP, $140,641 paid out under the ELTIP, and a credit in the amount of $40,000 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project.  See information regarding the details of the LTDCP agreement under “Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements.”

(30)  Includes increases of $12,945 under TVA’s qualified defined benefit plan and $147,670 under the SERP.

The following table provides information regarding non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive for performance in the performance cycles ending in 2007.

Grants of Plan-Based Awards Table
Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)

Tom D. Kilgore	EAIP [1] ELTIP[2]	$341,250 $292,500	$455,000 $390,000	$568,750 $487,500	 	 	 	 	 	 	 
Kimberly S. Greene [3]	EAIP [1] ELTIP [2]	$20,313 $6,771	$27,083 $9,028	$33,854 $11,285	 	 	 	 	 	 	 
John M. Hoskins	EAIP [1] ELTIP [2]	$75,450 $47,156	$100,600 $62,875	$125,750 $78,594	 	 	 	 	 	 	 
Michael E. Rescoe [4]	EAIP [1] ELTIP [2]	 	 	 	 	 	 	 	 	 	 
William R. McCollum, Jr.	EAIP [1] ELTIP [2]	$367,500 $367,500	$490,000 $490,000	$612,500 $612,500	 	 	 	 	 	 	 
Karl W. Singer	EAIP [1] ELTIP [2] BFNU1-LTDCP [5]	$252,000 $216,000 	$336,000 $288,000 $100,000 [6]	$420,000 $360,000 	  	  	  	  	  	  	  
Ashok S. Bhatnagar	EAIP [1] ELTIP [2] BFNU1-LTDCP [5]	$191,700 $143,775 	$255,600 $191,700 $50,000 [7]	$319,500 $239,625 	  	  	  	  	  	  	  

Notes

(1)  Actual awards earned for performance in 2007 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(2)  Actual awards earned for the performance cycle ended on September 30, 2007, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(3)  Ms. Greene joined TVA on September 1, 2007, and the awards she earned in 2007 were to be prorated based on the number of months she participated in each performance cycle.  The amounts presented represent the possible prorated awards she was eligible to receive for the performance cycles ending on September 30, 2007.

(4)  Mr. Rescoe left TVA on November 13, 2006, and was not eligible to receive a payout under either the EAIP or ELTIP in 2007.

(5)  In accordance with the agreements administered under TVA’s LTDCP, Mr. Singer and Mr. Bhatnagar were eligible to receive these credits based on the achievement of major milestones in association with the Browns Ferry Unit 1 Recovery Project.  The actual credits earned and vested are reported under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(6)  In accordance with the terms set forth in his separation agreement, Mr. Singer was entitled to receive the full payout of $100,000 for 2007 without regard to the achievement of the milestone.  See information regarding the details of the separation agreement under “Other Agreements.”

(7)  For 2007, payout was based on the date of successful restart of Browns Ferry Unit 1 with a $50,000 payout for restart by May 22, 2007, a $37,500 payout for restart by June 15, 2007, and no payout for restart after June 15, 2007, with amounts for dates in between determined by straight-line interpolation.

Executive Annual Incentive Plan Awards.  All of the Named Executive Officers were participants in the Executive Annual Incentive Plan (“EAIP”) in 2007.  As discussed in the Compensation Discussion and Analysis, the EAIP is designed to encourage and reward executives for their contributions to successfully achieving short-term financial and operational goals of TVA and applicable business units.  Incentive opportunities approved by the TVA Board for Mr. Kilgore, Mr. Rescoe, and Mr. McCollum, and by Mr. Kilgore for Ms. Greene, Mr. Hoskins, Mr. Singer, and Mr. Bhatnagar, under the EAIP for the performance cycle ended on September 30, 2007, are set forth in the table below.

Executive Annual Incentive Plan

Name	EAIP Incentive Opportunity [1]

Tom D. Kilgore	70%
Kimberly S. Greene	65%
John M. Hoskins	40%
Michael E. Rescoe	– [2]
William R. McCollum, Jr.	70%
Karl W. Singer	70%
Ashok S. Bhatnagar	60%

        Note

        (1)      Represents a percentage of each participant’s base compensation.
        (2)      Mr. Rescoe left TVA in November 2006 and was not eligible to receive an award in 2007.

The percent of opportunity achieved was determined by a weighted average of the results of a combination of performance measures at the TVA level and business unit level.  For 2007, the performance measures at the TVA level were approved by the TVA Board and set forth in TVA’s Winning Performance Balanced Scorecard.  The performance measures for TVA’s business units were approved by Mr. Kilgore.  Based on the performance of TVA and TVA’s business units during 2007, the percentages of opportunity achieved for the Named Executive Officers were 93.93 percent for Mr. Kilgore, 93.93 percent for Ms. Greene, 93.93 percent for Mr. Hoskins, 93.93 percent for Mr. McCollum, and 78.08 percent for Mr. Bhatnagar.  The percentages of opportunity achieved were calculated based on a 30 percent weight to TVA’s Winning Performance Balanced Scorecard and a 70 percent weight to either the average composite performance of the business unit (Mr. Bhatnagar) or the composite average of all TVA business units (Mr. Kilgore, Ms. Greene, Mr. Hoskins, and Mr. McCollum).  Mr. Singer’s percentage of opportunity achieved was 100 percent and was determined pursuant to his separation agreement discussed in “Other Agreements.”  Absent this separation agreement, Mr. Singer’s percent of opportunity achieved would have been 78.08 percent.

As discussed in the Compensation Discussion and Analysis, awards earned under the EAIP for 2007 were calculated as the product of base compensation times the annual incentive opportunity times the percent of opportunity achieved for each Named Executive Officer.  Based on this calculation, the EAIP payouts as a percentage of base compensation for the Named Executive Officers were 65.75 percent for Mr. Kilgore, 61.05 percent for Ms. Greene, 37.57 percent for Mr. Hoskins, 65.75 percent for Mr. McCollum, 70 percent for Mr. Singer, and 46.85 percent for Mr. Bhatnagar.  Absent his separation agreement, Mr. Singer’s EAIP payout as a percentage of base compensation would have been 54.66 percent.  All awards were paid in cash during the first quarter of 2008 with a deferral option. Mr. Kilgore elected to defer 75 percent, Mr. Hoskins elected to defer 50 percent, and Mr. McCollum elected to defer 75 percent, of their respective EAIP awards earned for 2007.

Executive Long-Term Incentive Plan Awards.  All of the Named Executive Officers were participants in the Executive Long-Term Incentive Plan (“ELTIP”) in 2007.  As discussed in the Compensation Discussion and Analysis, the ELTIP is designed to encourage and reward executives for their contributions to successfully achieving long-term financial and operational goals, typically over a three-year performance cycle.  Even though the ELTIP is based on three-year performance cycles, the cycles run concurrently to provide participating executives potential ELTIP awards on an annual basis.  As a result, the ELTIP has administratively functioned in a manner similar to an annual incentive plan with targets set and awards made with respect to a one-year period.

Incentive opportunities approved by the TVA Board for Mr. Kilgore, Mr. Rescoe, and Mr. McCollum, and by Mr. Kilgore for Ms. Greene, Mr. Hoskins, Mr. Singer, and Mr. Bhatnagar, under the ELTIP for the performance cycle ended on September 30, 2007, are set forth in the table below:

Executive Long-Term Incentive Plan

Name	ELTIP Incentive Opportunity [1]

Tom D. Kilgore	60%
Kimberly S. Greene	65%
John M. Hoskins	25%
Michael E. Rescoe	– [2]
William R. McCollum, Jr.	70%
Karl W. Singer	60%
Ashok S. Bhatnagar	45%

        Note
                                                               (1)   Represents a percentage of each participant’s base compensation.
       (2)   Mr. Rescoe left TVA in November 2006 and was not eligible to receive an award in 2007.

As discussed in the Compensation Discussion and Analysis, the calculation of the ELTIP awards for the performance period ended on September 30, 2007, was based solely on the performance of a financial measure, namely, the delivered cost of power.  The following goals were established related to the delivered cost of power: threshold ($32.61 per MWh sold), target ($32.41 per MWh sold), and maximum ($32.21 per MWh sold).  The threshold, target, and maximum awards were equal to 75 percent, 100 percent, and 125 percent of the participant’s ELTIP incentive opportunity.  In 2007, TVA achieved a delivered cost of power of $32.26 per MWh sold, which equaled 118.75 percent of the target goal.  As a result, the percent of opportunity achieved for the Named Executive Officers, with the exception of Mr. Rescoe and Mr. Singer, was 118.75 percent.  The percent of opportunity achieved for Mr. Singer was 100 percent pursuant to his separation agreement discussed in “Other Agreements.”

Awards earned under the ELTIP for the performance period ended on September 30, 2007, were calculated as the product of base compensation times the ELTIP incentive opportunity times the percent of opportunity achieved for each Named Executive Officer.  Based on this calculation, the ELTIP payouts as a percentage of base compensation for the Named Executive Officers were 71.25 percent for Mr. Kilgore, 77.19 percent for Ms. Greene, 29.69 percent for Mr. Hoskins, 83.13 percent for Mr. McCollum, 60 percent for Mr. Singer, and 53.44 percent for Mr. Bhatnagar.  Absent his separation agreement, Mr. Singer’s ELTIP payout as a percentage of base compensation would have been 71.25 percent.  All awards were paid in cash during the first quarter of 2008 with a deferral option.  Mr. Kilgore elected to defer 100 percent, Mr. Hoskins elected to defer 50 percent, and Mr. McCollum elected to defer 75 percent, of their respective ELTIP awards earned for the performance cycle ended on September 30, 2007.

Long-Term Deferred Compensation Plan Agreements. Agreements administered under TVA’s Long-Term Deferred Compensation Plan (“LTDCP”) are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with base compensation and EAIP and ELTIP incentive awards, a competitive level of total compensation.  LTDCP agreements act as substitutes for restricted stock awards, which investor-owned utilities in TVA’s peer group can offer to their executives, but which TVA cannot offer.  Under the LTDCP agreements, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period.  If the executive remains employed at TVA until the end of the vesting period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with an earlier deferral election.

In March 2005, TVA entered into a LTDCP agreement with Mr. Kilgore.  Under the terms of the agreement, Mr. Kilgore received deferred compensation credits of $300,000 on March 31, 2005, October 1, 2005, October 1, 2006, and October 1, 2007, and will receive another credit of $300,000 if he remains employed by TVA on October 1, 2008.  Pursuant to the agreement, Mr. Kilgore was vested in the first credit of $300,000 at the time the credit was made in March 2005 and will be vested in any earnings on this amount.  Mr. Kilgore will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed to him in a lump sum following the termination of his employment with TVA.  In the event TVA terminates Mr. Kilgore’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Kilgore’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Kilgore voluntarily terminates his employment or TVA terminates Mr. Kilgore’s employment for cause prior to the expiration of the agreement, all credits in Mr. Kilgore’s account, except the initial $300,000 credit and any earnings on this amount, will be forfeited.

In September 2007, TVA entered into a LTDCP agreement with Ms. Greene.  Under the terms of the agreement, Ms. Greene received an initial credit of $280,000 on September 4, 2007.  Ms. Greene will also receive deferred compensation credits in the amount of $100,000 each on October 1, 2008, October 1, 2009, and October 1, 2010, if she remains employed by TVA on these dates.  Pursuant to the agreement, Ms. Greene was vested in the first credit of $280,000 at the time the credit was made and will be vested in any earnings on this amount.  Ms. Greene will vest in the remaining balance of her account only if she remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits in her account under this LTDCP agreement will be distributed to her in five annual installments following the termination of her employment with TVA.  In the event TVA terminates Ms. Greene’s employment during the term of the LTDCP agreement through no act or delinquency of her own, any credits and earnings on those credits in Ms. Greene’s account at the time of termination will become vested and distributed to her in five annual installments.  If Ms. Greene voluntarily terminates her employment or TVA terminates Ms. Greene’s employment for cause prior to the expiration of the agreement, all credits in Ms. Greene’s account, except the initial $280,000 credit and any earnings on this amount, will be forfeited.

In October 2006, TVA entered into a LTDCP agreement with Mr. Hoskins.  Under the terms of the agreement, Mr. Hoskins received deferred compensation credits of $60,000 on October 1, 2006, and October 1, 2007, and will receive another credit of $60,000 if he remains employed by TVA on October 1, 2008.  Mr. Hoskins will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed to him in a lump sum.  In the event TVA terminates Mr. Hoskins’ employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Hoskins’ account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Hoskins voluntarily terminates his employment or TVA terminates Mr. Hoskins’ employment for cause prior to the expiration of the agreement, all credits in Mr. Hoskins’ account will be forfeited.

In May 2007, TVA entered into a LTDCP agreement with Mr. McCollum.  Under the terms of the agreement, Mr. McCollum received an initial credit of $350,000 on May 1, 2007, and received a credit of $200,000 on October 1, 2007.  Mr. McCollum will also receive deferred compensation credits in the amount of $200,000 each on October 1, 2008, October 1, 2009, and October 1, 2010, if he remains employed by TVA on these dates.  Pursuant to the agreement, Mr. McCollum was vested in the first credit of $350,000 at the time the credit was made and will be vested in any earnings on this amount.  Mr. McCollum will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits in his account under this LTDCP agreement will be distributed to him in five annual installments following the termination of his employment with TVA.  In the event TVA terminates Mr. McCollum’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. McCollum’s account at the time of termination will become vested and distributed to him in five annual installments.  If Mr. McCollum voluntarily terminates his employment or TVA terminates Mr. McCollum’s employment for cause prior to the expiration of the agreement, all credits in Mr. McCollum’s account, except the initial $350,000 credit and any earnings on this amount, will be forfeited.

In May 2004, TVA entered into a LTDCP agreement with Mr. Singer.  Under the terms of the agreement, Mr. Singer received credits of $200,000 on October 1, 2004, October 1, 2005, and October 1, 2006.    Under the terms of the separation agreement with Mr. Singer described in “Other Agreements,” Mr. Singer was vested in his account as of September 30, 2007, the effective date of his resignation, and the amount in this account was distributed to Mr. Singer in a lump sum, in accordance with his previous election, on October 26, 2007.

In September 2004, TVA entered into a LTDCP agreement with Mr. Bhatnagar.  Under the terms of the agreement, Mr. Bhatnagar received deferred compensation credits of $150,000 on October 1, 2004, October 1, 2005, October 1, 2006, and October 1, 2007, and will receive another credit of $150,000 if he remains employed by TVA on October 1, 2008.  Mr. Bhatnagar will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed to him in a lump sum.  In the event TVA terminates Mr. Bhatnagar’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Bhatnagar’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Bhatnagar voluntarily terminates his employment or TVA terminates Mr. Bhatnagar’s employment for cause prior to the expiration of the agreement, all credits in Mr. Bhatnagar’s account will be forfeited.

Browns Ferry Unit 1 Recovery Milestone LTDCP Agreements.  In addition to the LTDCP agreement with Mr. Singer described above, TVA had a second LTDCP agreement with Mr. Singer that provided annual credits of up to $100,000 for a period of four years based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project.  The actual amount credited each year was based on the achievement of specific milestones established at the beginning of each fiscal year.  Under this agreement, credits earned were vested and credited to a deferred compensation account in Mr. Singer’s name at the end of each fiscal year.  For 2007, the milestone objective established for Mr. Singer’s agreement was the successful restart date of Browns Ferry Unit 1 with a 100 percent payout for restart by May 22, 2007, 75 percent payout for restart by June 15, 2007, and no payout for restart after June 15, 2007.  The payout percentage for a completion date between May 22, 2007, and June 15, 2007, was determined by straight-line interpolation.  For purposes of the agreement, Browns Ferry Unit 1 was considered successfully restarted on June 2, 2007.  However, under the terms of the separation agreement with Mr. Singer described in “Other Agreements,” TVA agreed to award Mr. Singer the full credit of $100,000 which, under the terms of the LTDCP agreement, was distributed to him in a lump sum following his termination of employment.

In addition to the LTDCP agreement with Mr. Bhatnagar described above, TVA has entered into a second LTDCP agreement with Mr. Bhatnagar that provides annual credits of up to $50,000 for a period of four years based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project.  The actual amount credited each year is based on the achievement of specific milestones established at the beginning of each fiscal year.  Under this agreement, credits earned will be vested and credited to a deferred compensation account in Mr. Bhatnagar’s name at the end of each fiscal year.  For 2007, the milestone objective established for Mr. Bhatnagar’s agreement was the successful restart date of Browns Ferry Unit 1 with a 100 percent payout for restart by May 22, 2007, 75 percent payout for restart by June 15, 2007, and no payout for restart after June 15, 2007.  The payout percentage for a successful restart date between May 22, 2007, and June 15, 2007, was determined by straight-line interpolation.  For purposes of the agreement, Browns Ferry Unit 1 was considered successfully restarted on June 2, 2007.  As a result, Mr. Bhatnagar was awarded a credit of $43,452 for 2007, which, under the terms of the agreement, has been placed in a deferred compensation account in his name to be distributed in a lump sum upon termination of employment.

Retirement and Pension Plans

The following table provides the actuarial present value of the Named Executive Officer’s accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2007, determined using a methodology and interest rate and mortality rate assumptions that are consistent with those used in the financial statements contained in this Annual Report as set forth in Note 13.

Pension Benefits Table

Name (a)	Plan Name (b)	Number of Years of Credited Service [1] (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)

Tom D. Kilgore	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	2.58 8.00 [2]	$24,577 $1,584,884	$0 $0
Kimberly S. Greene	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	0.08 15.08 [3]	$5,598 $237,154	$0 $0
John M. Hoskins	(1) Qualified Plan – OBS (2) Non-Qualified – SERP Tier 2	32.72 29.67	$930,841 $421,806	$0 $0
Michael E. Rescoe	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	3.33 3.33	$0 [4] $0 [4]	$0 $0
William R. McCollum, Jr.	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	0.42 10.42 [5]	$5,385 $1,424,777	$0 $0
Karl W. Singer	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	14.50 16.50 [6]	$190,614 $1,570,874	$0 $0
Ashok S. Bhatnagar	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	8.08 8.08	$98,277 $554,988	$0 $0

Notes:
 (1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1.

(2)  Mr. Kilgore has been granted three additional years of credited service for pre-TVA employment following five years of actual TVA service.  In the event his employment is terminated during the first five years (other than for cause), the five-year vesting requirement will be waived and he will receive credit for eight years of service.  In addition, the offset for prior employer pension benefits will be waived, and the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the actual pension benefit he will receive as a participant in the CBBS.  Without the additional years of credited service, the present value of Mr. Kilgore’s accumulated benefit would be $0.

(3)  Ms. Greene has been granted 15 additional years of credited service for pre-TVA employment and the offset for prior employment pension benefits has been waived.  The offset for benefits provided under TVA’s defined benefit plan will be calculated based on the benefit she will be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  In the event that she voluntarily terminates her employment with TVA, or is terminated for cause, prior to satisfying the minimum five-year vesting requirement, no benefits will be provided to her under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived and the benefit Ms. Greene will be eligible to receive will be payable no earlier than age 55.  As of September 30, 2007, the present value of this benefit is $237,154.  Without the additional years of credited service, the present value of Ms. Greene’s accumulated benefit would be $0.

(4)  Mr. Rescoe left TVA in November 2006 and did not have the minimum five years of vesting service required to become vested and receive a retirement benefit under TVA’s defined benefit plan or the SERP.

 (5)  Mr. McCollum has been granted 10 additional years of credited service for pre-TVA employment and the offset for prior employment benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In the event Mr. McCollum voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived as long as the termination is considered acceptable to TVA, and Mr. McCollum would be eligible to receive benefits payable in five annual installments following termination.  The present value of this benefit as of September 30, 2007, is $1,424,777.  Without the additional years of credited service, the present value of Mr. McCollum’s accumulated benefit would be $0.

(6)  TVA granted Mr. Singer one additional year of service for each year of TVA service on each of August 17, 2006, and August 17, 2007.  Therefore, as of September 30, 2007, Mr. Singer has been granted two years of additional service for purposes of the calculation of his benefits under the SERP.  Without the additional two years of credited service, the present value of Mr. Singer’s accumulated benefit would have been $1,368,549.

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

TVA’s Original Benefit Structure.  Mr. Hoskins is the only Named Executive Officer who participates in the OBS.  The pension provided under the OBS is based on a final average pay formula that includes the member’s years of creditable service (to the nearest month), highest average compensation during any three consecutive years of creditable service, and a pension factor, less a small Social Security offset.  For executives who are members of the OBS, compensation is defined as annual salary only for benefit calculation purposes and, for the Named Executive Officers, is shown under the column titled “Salary” in the Summary Compensation Table, although compensation cannot exceed $220,000 in 2007 pursuant to the IRS annual compensation limit applicable to qualified plans.  Creditable service is the length of time spent as a member of the TVA Retirement System and may also include certain military service, some periods of leave without pay, forfeited annual leave, and unused sick leave.  The pension factor, which can reach a maximum of 1.3 percent, is determined by a member’s age and/or whether the member has obtained the Rule of 80.  The Rule of 80 is the sum of a member’s age and creditable service at the time of termination.  For example, a member who has reached age 55 and has 25 years of creditable service has obtained the Rule of 80.  Mr. Hoskins has obtained the Rule of 80.  The Social Security offset is equal to the product of a member’s actual years of service times $1.75 times a factor based on the member’s actual age at retirement.  Members must have at least five years of creditable service in order to be eligible for a pension benefit.

Members in the OBS who are 55 with five years of creditable service are eligible to receive an immediate benefit upon retirement.  Members whose age plus service, including unused sick leave and forfeited annual leave, equals 80 points or more receive the maximum pension factor of 1.3 percent.  Members who reach age 60 with at least five years of credited service receive the maximum pension factor of 1.3 percent even if they do not have 80 points.  The OBS does not provide early retirement benefits to any Named Executive Officer or any other member in the OBS.

TVA’s Cash Balance Benefit Structure.  Mr. Kilgore, Ms. Greene, Mr. McCollum, Mr. Singer, and Mr. Bhatnagar are members of the CBBS, and Mr. Rescoe was a member of the CBBS.  Under the CBBS, each member has a cash balance account that receives pay credits equal to six percent of his/her compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual base salary only for benefit calculation purposes and, for the Named Executive Officers, is shown under the column titled “Salary” in the Summary Compensation Table, although compensation cannot exceed $220,000 in 2007 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is 3 percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ending on the previous October 31.  The minimum interest rate is 6 percent and the maximum interest rate is 10 percent unless the TVA Retirement System Board, with TVA’s approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member’s actual age in years and months.

Members with at least five years of CBBS service are eligible to receive an immediate benefit.  CBBS service is the length of time spent as a member of the TVA Retirement System and does not include credit for unused sick leave, forfeited annual leave, or pre-TVA employment military service.  The CBBS does not provide early retirement benefits to any Named Executive Officer or any other member in the CBBS.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA’s peer group and is provided to a limited number of executives, including the Named Executive Officers.  TVA’s SERP was created to recruit and retain key executives.  The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA’s qualified defined benefit plan and IRS code section 415 limits on qualified retirement plans.

The SERP provides two distinct levels of participation, Tier 1 and Tier 2.  Each employee is assigned to one of the two tiers at the time he or she is approved to participate in the SERP.  The level of participation (“Tier”) defines the level of retirement benefits provided under the SERP at the time of retirement.

Under the SERP, normal retirement eligibility is age 62 with five years of vesting service.  No vested and accrued benefits are payable prior to age 55, and benefits are reduced for retirements prior to age 62.  The level of reduction in benefits for retirements prior to age 62 depends on whether a participant’s termination is “approved” or “unapproved.”  In the event of an approved termination of TVA employment, any vested and accrued benefits are reduced by 5/12 percent for each month that the date of benefit commencement precedes the participant’s 62nd birthday up to a maximum reduction of 35 percent.  In the event of an unapproved termination of TVA employment, the participant’s accrued benefits are first subject to a reduced percentage of vesting if the participant’s years of service are between five and ten.  At five years of vesting service, the vested percentage of retirement benefits is 50 percent and increases thereafter by 10 percent for each full additional year of service, reaching 100 percent vesting for ten or more years of vesting service.  Thereafter, any vested and accrued benefits are reduced by 10/12 percent for each month that the date of benefit commencement precedes the participant’s 62nd birthday up to a maximum reduction of 70 percent.

For purposes of the SERP, an “approved” termination means termination of employment with TVA due to (i) retirement on or after the participant’s 62nd birthday, (ii) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board, (iii) death in service as an employee, (iv) disability (as such term is defined under TVA’s long-term disability plan), or (iv) any other circumstances approved by the TVA Board.  For purposes of the SERP, an “unapproved” termination means a termination of employment with TVA when such termination does not constitute an “approved” termination as defined in the preceding sentence.

SERP Tier 1.  The Tier 1 structure is designed to replace 60 percent of the amount of a participant’s compensation at the time the participant reaches age 62 and has accrued 24 years of service at TVA.

Tier 1 benefits are based on a participant’s highest average compensation during three consecutive SERP years and a pension multiple of 2.5 percent for each year of credited service up to a maximum of 24 years.  Compensation is defined as salary, additional annual compensation, and EAIP for benefit calculation purposes.  Tier 1 benefits are offset by Social Security benefits, benefits provided under TVA’s defined benefit plan, and prior employer pension benefits when applicable.  Mr. Kilgore, Ms. Greene, Mr. McCollum, Mr. Singer, and Mr. Bhatnagar are participants in SERP Tier 1.  Mr. Rescoe was a participant in SERP Tier 1 prior to his termination in November 2006.

In 2007, for benefit calculation purposes under the SERP, TVA granted additional years of credited service to and waived the prior employer pension benefits offset for Ms. Greene and Mr. McCollum in connection with their acceptance of employment with TVA.  The value associated with the credited years of service and waiver of prior employer offset under the SERP is reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table.  These grants of additional credited service and waivers of offsets of prior employer pension benefits were arrived at in negotiations with Ms. Greene and Mr. McCollum during their recruitment to TVA.  Generally, the purpose for granting additional years of credited service and waiving the offset for any prior employer pension benefits is to compensate for any loss of benefits and to give credit for prior and potential future years of service at a previous employer.

SERP Tier 2. The Tier 2 structure provides retirement benefits that recognize compensation in excess of that provided by TVA’s qualified defined benefit plan and is similar to restoration retirement benefits provided by investor-owned utilities.

Tier 2 benefits are based on a participant’s highest average compensation during three consecutive SERP years and a pension multiple of 1.3 percent for each year of credited service.  Compensation is defined as salary, additional annual compensation, and EAIP for benefit calculation purposes.  Mr. Hoskins is the only Named Executive Officer who is a participant in SERP Tier 2.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2007 and already reported in the Summary Compensation Table but rather the amounts of compensation earned by the Named Executive Officers in 2007 or prior years that was or has been deferred.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY [1] ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE [2] ($) (f)

Tom D. Kilgore	$783,661 [3]	$300,000 [4]	$149,527	$0	$1,957,547 [5]
Kimberly S. Greene	$0	$280,000 [6]	$976	$0	$280,976
John M. Hoskins	$84,579 [7]	$60,000 [8]	$48,530	$340,243 [9]	$1,021,492 [10]
Michael E. Rescoe	$0	$0	$28,913	$457,328 [11]	$0
William R. McCollum, Jr.	$781,599 [12]	$350,000 [13]	$7,187	$0	$357,187 [14]
Karl W. Singer	$0	$300,000 [15]	$168,986	$0	$2,852,164 [16]
Ashok S. Bhatnagar	$0	$193,452 [17]	$333,811	$0	$2,385,674 [18]

Notes

 (1)  Includes vested and unvested earnings. None of these amounts are included in the Summary Compensation Table.

(2)  Includes vested and unvested amounts.

(3)  Mr. Kilgore elected to defer 75 percent of the $427,382 paid out under the EAIP for 2007 and 100 percent of the $463,125 paid out under the ELTIP for the performance period that ended on September 30, 2007.  These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(4)  Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore (reported in the “All Other Compensation” column in the Summary Compensation Table).

(5)  Represents the balance of Mr. Kilgore’s account, including unvested credits and earnings totaling $643,293, as of September 30, 2007.  The amount in the “Aggregate Balance at Last FYE” column includes $927,861 reported in the Summary Compensation Table for 2006.  The amount reported in the “Executive Contributions in Last FY” column was credited to his account in the first quarter of 2008 and is not included in the balance.

(6)  Represents a vested credit in the amount of $280,000 provided under a LTDCP agreement with Ms. Greene (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(7)  Mr. Hoskins elected to defer 50 percent of the $94,494 paid out under the EAIP for 2007 and 50 percent of the $74,664 paid out under the ELTIP for the performance period that ended on September 30, 2007.  These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(8)  Represents an unvested annual credit in the amount of $60,000 provided under a LTDCP agreement with Mr. Hoskins (reported in the “All Other Compensation” column in the Summary Compensation Table).

(9)  Represents a lump sum distribution of the balance of Mr. Hoskins’ LTDCP account, including interest and/or return on investments, upon expiration of a LTDCP agreement on September 30, 2006.

(10)  Represents the balance of Mr. Hoskins’ account, including unvested credits and earnings totaling $63,088, as of September 30, 2007.  The amount reported in the “Executive Contributions in Last FY” column was credited to his account in the first quarter of 2008 and is not included in the balance.

(11)  Represents a lump sum distribution of the balance of Mr. Rescoe’s deferred compensation account, including interest and/or return on investments, at the time of termination.

(12)  Mr. McCollum elected to defer 75 percent of the $460,257 paid out under the EAIP for 2007 and 75 percent of the $581,875 paid out under the ELTIP for the performance period that ended on September 30, 2007.  These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(13)  Represents a vested credit in the amount of $350,000 provided under a LTDCP agreement with Mr. McCollum (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(14)  Represents the balance of Mr. McCollum’s account.  The amount reported in the “Executive Contributions in Last FY” column was credited to his account in the first quarter of 2008 and is not included in the balance.

(15)  Represents (1) an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Singer (reported in the “All Other Compensation” column in the Summary Compensation Table) and (2) a vested credit in the amount of $100,000 provided under a separation agreement with Mr. Singer based on his second LTDCP agreement for achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).  Mr. Singer was vested in the $200,000 credit under the LTDCP agreement in accordance with the terms of his separation agreement.

(16)  Represents the balance of Mr. Singer’s account, including unvested credits and earnings totaling $648,938, as of September 30, 2007.  The amount in the “Aggregate Balance at Last FYE” column includes $280,000 reported in the Summary Compensation Table for 2006.  The $100,000 credit provided under a separation agreement with Mr. Singer based on his second LTDCP agreement for the achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project, reported in the "Registrant Contributions in the Last FY" column, was credited to his account in the first quarter of 2008 and is not included in the balance.

(17)  Represents (1) an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar (reported in the “All Other Compensation” column in the Summary Compensation Table) and (2) a vested credit in the amount of $43,452 provided under a second LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(18)  Represents the balance of Mr. Bhatnagar’s account, including unvested credits and earnings totaling $519,774, as of September 30, 2007.  The amount in the “Aggregate Balance at Last FYE” column includes $190,000 reported in the Summary Compensation Table for 2006.  The $43,452 credit provided under the LTDCP agreement with Mr. Bhatnagar for the achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project, reported in the "Registrant Contributions in the Last FY" column, was credited to his account  in the first quarter of 2008 and is not included in the balance.

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

No executives, including the Named Executive Officers, were permitted to defer any portion of their annual salary or additional annual compensation in 2007.  Participants in the EAIP and ELTIP, including the Named Executive Officers, are permitted to elect annually to defer all or a portion of their awards (25, 50, 75 or 100 percent) received under the plans.

Severance Agreements

In March 2005, TVA entered into an agreement with Mr. Kilgore that provides a lump sum payment equal to one year’s annual compensation if (1) his duties, responsibilities, or compensation is substantially reduced, and he terminates his employment with TVA, or (2) his employment is terminated for any reason other than “for cause.”  For purposes of this agreement, “annual compensation” is defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals.  As of September 30, 2007, this lump sum payment would have been equal to $1,495,000.  In addition, if his employment had been terminated on September 30, 2007, other than for cause or as a result of a voluntary resignation, Mr. Kilgore would have received $643,293 under his LTDCP agreement payable in a lump sum following termination and $1,584,884 under the SERP payable in five annual installments following termination.  Upon termination of employment for any reason, Mr. Kilgore would be eligible to receive any amount in his 401(k) plan account that he contributed and any earnings on these amounts, subject to plan rules, and any amounts that he earned in past years but elected to defer.

In August 2007, TVA entered into an agreement with Ms. Greene that provides a lump sum payment in an amount equal to two years’ annual compensation in the event that TVA’s current Chief Executive Officer no longer occupies that position and Ms. Greene is asked to leave TVA employment for any reason other than for cause or she terminates her employment because she is asked to take a position with TVA other than her then current position as Chief Financial Officer and Executive Vice President, Financial Services.  For purposes of this agreement, “annual compensation” is defined as annual salary plus the amount of the annual incentive award based on 100 percent achievement of target performance goals.  As of September 30, 2007, this lump sum payment would have been equal to $1,650,000.  In addition, if her employment had been terminated on September 30, 2007, other than for cause or as a result of a voluntary resignation, Ms. Greene would have received $280,976 under her LTDCP agreement payable in five annual installments following termination and would have been eligible to receive SERP benefits payable in five annual installments beginning no earlier than age 55.  As of September 30, 2007, the present value of these SERP benefits is $237,154.

Neither Mr. Hoskins, Mr. McCollum, nor Mr. Bhatnagar has a severance agreement with TVA.  However, had Mr. Hoskins’ employment been terminated on September 30, 2007, other than for cause or as a result of a voluntary resignation, Mr. Hoskins would have received $63,088 under his LTDCP agreement payable in a lump sum following termination and $421,806 under the SERP payable in five annual installments following termination.  In addition, upon termination of employment for any reason, Mr. Hoskins would be eligible to receive $930,841 under TVA’s qualified defined benefit plan payable in the form of an actuarial equivalent lifetime annuity, any amounts in his 401(k) plan account subject to plan rules, and any amounts that he earned in past years but elected to defer.  Had Mr. McCollum’s employment been terminated on September 30, 2007, other than for cause or as a result of a voluntary resignation, Mr. McCollum would have received $357,187 under his LTDCP agreement payable in five annual installments following termination and $1,424,777 under the SERP payable in five annual installments following termination.  In addition, upon termination of employment for any reason, Mr. McCollum would be eligible to receive any amounts in his 401(k) plan account that he contributed and any earnings on these amounts, subject to plan rules.  Had Mr. Bhatnagar’s employment been terminated on September 30, 2007, other than for cause or as a result of a voluntary resignation, Mr. Bhatnagar would have received $519,774 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments beginning no earlier than age 55, which as of September 30, 2007, had a value of $554,988 assuming the termination was determined an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. Bhatnagar would be eligible to receive $98,277 under TVA’s qualified defined benefit plan payable in the form of an actuarial equivalent lifetime annuity, any amounts in his 401(k) plan account subject to plan rules, and any amounts that he earned in past years but elected to defer.

Other Agreements

In April 2004, TVA entered into an agreement with Mr. Rescoe that provided a lump sum payment in an amount equal to two years’ annual compensation in the event that there is a change in his reporting relationship with the TVA Board such that he would report to a Chief Executive Officer or other similarly named executive and is asked to leave TVA employment or is asked to take a position with TVA other than his then-current position as Chief Financial Officer and Executive Vice President, Financial Services, prior to July 10, 2008.  For purposes of this agreement, “annual compensation” was defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals.  Under the agreement, Mr. Rescoe was to receive the lump sum payment in two equal installments: the first installment was to be paid within ten days of the effective date he leaves TVA and the second was to be paid on the one-year anniversary of that date.  Mr. Rescoe left TVA effective November 13, 2006.  Pursuant to the agreement, TVA paid Mr. Rescoe $823,437.50 in November 2006 and $823,437.50 in November 2007.

In March 2007, TVA entered into a separation agreement with Mr. Singer, under which Mr. Singer voluntarily resigned effective as of September 30, 2007.  The terms of the agreement included the following:

•
TVA agreed to award Mr. Singer EAIP and ELTIP award payouts assuming achievement of 100 percent of the target goals for the EAIP for 2007 and the ELTIP for the performance period ended September 30, 2007, without regard to actual performance;

•	Mr. Singer would receive the full $100,000 credit associated with the Browns Ferry Unit 1 Recovery Project for 2007, without regard to the actual milestone achievement;

•
Mr. Singer would become vested in the balance of his LTDCP account as of September 30, 2007, and this amount would be distributed to Mr. Singer in a lump sum, in accordance with his previous election, within 30 days of the effective date of his resignation;

•	Mr. Singer’s resignation would be considered an approved termination under the SERP; and

•
Mr. Singer would be eligible to continue TVA medical insurance available to active employees for 12 months after the effective date of his resignation (October 2007 through September 2008) at the cost an active employee would pay for such insurance.

Pursuant to the terms of the separation agreement set forth above, Mr. Singer became eligible to receive the following amounts: $336,000 under the EAIP payable in a lump sum following termination, $288,000 under the ELTIP payable in a lump sum following termination, $100,000 under the LTDCP agreement based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project payable in a lump sum following termination, $648,937 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments beginning no earlier than age 55, which as of September 30, 2007, had a value of $1,570,874.  In addition, upon his termination of employment, Mr. Singer was eligible to receive $190,614 under TVA’s qualified defined benefit plan payable in the form of an actuarial equivalent lifetime annuity, any amounts in his 401(k) plan account subject to plan rules, and any amounts that he earned in past years but elected to defer.

Director Compensation

On March 31, 2006, the TVA Board became a nine-member part-time board in accordance with the provisions of the Consolidated Appropriations Act, which amended the TVA Act.  Under the TVA Act, as amended by the Consolidated Appropriations Act, each of the nine directors receives a stipend of $45,000 per year unless (1) the director is the chair of a TVA Board committee, in which case the stipend is $46,000 per year, or (2) the director is the chairman of the TVA Board, in which case the stipend is $50,000 per year.  Effective January 8, 2007, the $45,000 stipend was increased to $45,800, the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which provides for adjustments in the annual rates of pay of employees on the Executive Schedule of the United States Government.  TVA is seeking amendment of the TVA Act to provide for the same adjustments to the stipend of directors who are chair of a TVA Board committee or chairman of the TVA Board.  Directors are also reimbursed under federal law for travel, lodging, and related expenses that they incur in attending meetings and for other official TVA business in the same manner as other persons employed intermittently in federal government service.

The annual stipends provided to each director and to the chairman of the TVA Board as of September 30, 2007, were as follows:

Name	Annual Stipend ($)

Dennis C. Bottorff	$46,000
Donald R. DePriest	$46,000
Robert M. Duncan	$46,000
Bishop William H. Graves	$45,800
Skila S. Harris	$46,000
William B. Sansom	$50,000
Howard A. Thrailkill	$46,000
Susan Richardson Williams	$46,000

The following table set outs the compensation received by TVA’s directors during 2007.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings [1] ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

William W. Baxter [2]	$13,846					$250	$14,096
Dennis C. Bottorff	$46,176					$739	$46,915
Donald R. DePriest	$46,176					$2,154	$48,330
Robert M. Duncan	$46,176					$739	$46,915
Bishop William H. Graves [3]	$44,685					$356	$45,041
Skila S. Harris	$46,176					$2,597	$48,773
William B. Sansom	$50,190					$804	$50,994
Howard A. Thrailkill	$46,176					$2,225	$48,401
Susan Richardson Williams	$46,176					$2,211	$48,387

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

(2)  Mr. Baxter resigned as a director as of January 24, 2007.

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

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee consists of the following four directors: Skila S. Harris, Chair, Dennis C. Bottorff, Howard A. Thrailkill, and Susan Richardson Williams.  Under the Compensation Plan, the Human Resources Committee will review the compensation of the CEO and his direct reports, monitor the process for approving compensation for TVA employees compensated in excess of the federal government’s Executive Schedule Level IV ($145,400 as of September 30, 2007), monitor TVA executive compensation programs, and periodically review the compensation and benefits programs for all TVA employees.

Under the TVA Act, as amended by the Consolidated Appropriations Act, the TVA Board has the authority to approve the compensation of the CEO and his direct reports as well as the salaries of employees whose salaries exceed Executive Schedule Level IV.  While the Human Resources Committee can recommend that the TVA Board approve the compensation of the CEO and his direct reports and the salaries of employees whose salaries exceed Executive Schedule Level IV, the Human Resources Committee has no approval authority.

No executive officer of TVA serves on the board of an entity which in turn has an executive officer of the entity serving as a director of TVA.

Compensation Committee Report

The Human Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Human Resources Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE HUMAN RESOURCES COMMITTEE

Skila S. Harris, Chair
Dennis C. Bottorff
Howard A. Thrailkill
Susan Richardson Williams

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The composition of the TVA Board is governed by the TVA Act.  The TVA Act contains certain provisions that are similar to the considerations for independence under section 10A(m)(3) of the Exchange Act, including that to be eligible for appointment to the TVA Board, an individual shall not be an employee of TVA and shall make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry.  These provisions became applicable to TVA Board members on March 31, 2006.

Related Party Transactions

Conflict of Interest Provisions

All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government.  Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of the Executive Branch (5 C.F.R. part 2635) (“Standards of Ethical Conduct”) form the basis of TVA’s policies and procedures for the review, approval, or ratification of related party transactions.  The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA’s directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other official particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest.  Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee’s services, or (2) interests which are determined in writing, after full disclosure and on a case by case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee’s services for TVA.  In accordance with the statute, individual waiver determinations are made by the official responsible for the employee’s appointment.  In the case of TVA directors, the determination may be made by the Chairman of the TVA Board, and in the case of the Chairman of the TVA Board, the determination may be made by the Counsel to the President of the United States.

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

Additionally, on November 30, 2006, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA’s directors and executive officers.  The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies.  It also establishes an additional policy that is applicable to TVA’s directors and Chief Executive Officer, which provides as follows:

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

1.
For purposes of this policy, “financial interest” means an interest of a person, or of a person’s spouse or minor child, arising by virtue of investment or credit relationship, ownership, employment, consultancy, or fiduciary relationship such as director, trustee, or partner. However, financial interest does not include an interest in TVA or any interest:

•	comprised solely of a right to payment of retirement benefits resulting from former employment or fiduciary relationship,

•	arising solely by virtue of cooperative membership or similar interest as a consumer in a distributor of TVA power, or

•	arising by virtue of ownership of publicly traded securities in any single entity with a value of $25,000 or less, or within a diversified mutual fund investment in any amount.

2.	Directors and the Chief Executive Officer shall not hold a financial interest in any distributor of TVA power.

3.	Directors and the Chief Executive Officer shall not hold a financial interest in any entity engaged in the wholesale or retail generation, transmission, or sale of electricity.

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

TVA relies on the policies, practices, laws, and regulations discussed above to regulate conflicts of interest involving employees, including directors and executive officers.  TVA has no other written or unwritten policy for the review, approval, or ratification of any transactions in which TVA was or is to be a participant and in which any director or executive officer of TVA (or any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any director or executive officer of TVA) had or will have a direct or indirect material interest.

Note with U.S. Treasury

TVA has access to a financing arrangement with the U.S. Treasury under which the U.S. Treasury is authorized to accept a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million.  Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less.  During 2007, the daily average outstanding balance was approximately $132 million.  See Note 10 — Short-Term Debt.

Power Facility Appropriation Investment

In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the Power Facility Appropriation Investment.  Under the TVA Act, TVA is required to repay $1 billion of the Power Facility Appropriation Investment, and $130 million of this amount remained unpaid as of September 30, 2007.  Once TVA repays this $130 million, there will still be an outstanding balance on the Power Facility Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Notes 8 and 15.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended September 30, 2007 and 2006.

Principal Accountant Fees and Services
(In actual dollars)

	2007	2006

Audit Fees [1]	$1,409,876	$1,125,992	[4]
Audit-Related Fees [2]	68,843	259,038	[5]
All Other Fees [3]	–	14,000
Total	$ 1,478,719	$ 1,399,030

    Notes
             (1)  Audit fees consist of fees for professional services rendered for the audit of TVA’s annual financial statements, the fees for review of the interim financial statements included in TVA’s quarterly reports, and fees for Bond offering comfort letters.

    (2)  Audit-related fees are fees for services which are usually performed by the auditor and consist primarily of accounting assistance on proposed transactions and accounting standards, accounting assistance related to reviewing internal control over financial reporting, and assistance in preparing for the filing of TVA’s initial Annual Report on Form 10-K.

    (3)  All other fees relate to in-house training of TVA personnel.

    (4)  Fees of $15,250 for the SEC advisory services for 2006 have been reclassified from Audit-Related Fees.

    (5)  The Audit-Related Fees for 2006 include an adjustment of $920 related to an invoice which was not included in the 2006 Annual Reports on Forms 10-K and 10-K/A.

The TVA Board has an Audit and Ethics Committee.  Under the TVA Act, the Audit and Ethics Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  In 2006 and 2007, TVA’s Audit and Ethics Committee in consultation with the Inspector General recommended that the TVA Board select PricewaterhouseCoopers LLP as TVA’s external auditor for the 2006 and 2007 audits and other related services, and the TVA Board approved these recommendations.

At the Audit and Ethics Committee’s August 6, 2007, meeting, the Audit and Ethics Committee approved a policy on audit and permissible non-audit services (the “Policy”).  The Policy provides that all auditing services and permissible non-auditing services shall be pre-approved by the Audit and Ethics Committee unless:

•
The aggregate amount of all such non-audit services provided to TVA does not exceed five percent of the total amount TVA pays the external auditor during the fiscal year in which the non-audit services are provided;

•	Such services were not recognized by TVA at the time of the engagement to be non-audit services or non-audit related services; and

•
Such services are promptly brought to the attention of the Audit and Ethics Committee and approved at the next scheduled Audit and Ethics Committee meeting or by one or more members of the Audit and Ethics Committee to whom the authority to grant such approvals has been delegated.

The Policy also lists the following services as ones the external auditor is not permitted to perform.  The prohibited non-audit services are:

•	Bookkeeping or other services related to the accounting records or financial statements of TVA;

•	Financial information system design and implementation;

•	Appraisal or valuation services, fairness opinions, and contribution-in-kind reports;

•	Actuarial services;

•	Internal audit outsourcing services;

•	Management functions or human resources;

•	Broker or dealer, investment adviser, or investment banking services;

•	Legal services and expert services unrelated to the audit; and

•	Any other services that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

The Policy also delegates to the Chairman of the Audit and Ethics Committee the authority to pre-approve a permissible service so long as the amount of the service does not exceed $100,000 and the Chairman reports for informational purposes the services pre-approved at the Audit and Ethics Committee’s next meeting.

The Audit and Ethics Committee pre-approved all of the audit and audit-related services for 2007.

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

Schedule II — Valuation and Qualifying Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2007
Allowance for doubtful accounts
Receivables	$10	$ –	$(8)	$ 2
Loans	15	–	–	15
Inventories	38	7	(2)	43

Total allowances deducted from assets	$63	$ 7	$(10)	$60

For the year ended September 30, 2006
Allowance for doubtful accounts
Receivables	$ 7	$ 3	$ –	$10
Loans	15	1	(1)	15
Inventories	36	13	(11)	38

Total allowances deducted from assets	$58	$17	$(12)	$ 63

For the year ended September 30, 2005
Allowance for doubtful accounts
Receivables	$ 8	$ –	$ (1)	$ 7
Loans	14	1	–	15
Inventories	36	15	(15)	36

Total allowances deducted from assets	$58	$16	$ (16)	$ 58

(3)           List of Exhibits

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

3.2
By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment dated as of November 2, 2007, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, and amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.6	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.3 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)
10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)
10.18†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006
10.19†
Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995 (Incorporated by reference to Exhibit 10.15 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20†
Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21†
Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22†
Tennessee Valley Authority Long Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23†	TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996

10.24†
Offer Letter to Tom D. Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25†
Offer Letter to Michael E. Rescoe Accepted as of April 21, 2004 (Incorporated by reference to Exhibit 10.20 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26†	Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007
10.27†	Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007
10.28†
Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29†
First Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004 (Incorporated by reference to Exhibit 10.25 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30†
Second Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.31†
First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.32†
Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.22 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.33†	Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007
10.34†	Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007
10.35†	Deferral Agreement Between TVA and John M. Hoskins Dated as of October 30, 2006
10.36†
Separation Agreement Between TVA and Karl W. Singer Dated as of March 28, 2007 (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

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

Date:  December 12, 2007                                                    TENNESSEE VALLEY AUTHORITY
(Registrant)

By:   /s/ Tom D. Kilgore
        Tom D. Kilgore
        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom D. Kilgore Tom D. Kilgore	President and Chief Executive Officer (Principal Executive Officer)	December 12, 2007
/s/ Kimberly S. Greene Kimberly S. Greene	Chief Financial Officer and Executive Vice President, Financial Services (Principal Financial Officer)	December 12, 2007
/s/ Randy P. Trusley Randy P. Trusley	Vice President and Controller (Principal Accounting Officer)	December 12, 2007
/s/ William B. Sansom	Chairman and Director	December 12, 2007
William B. Sansom

/s/ Dennis C. Bottorff	Director	December 12, 2007
Dennis C. Bottorff

/s/ Donald R. DePriest	Director	December 12, 2007
Donald R. DePriest

/s/ Robert M. Duncan	Director	December 12, 2007
Robert M. Duncan

/s/ Bishop William H. Graves	Director	December 12, 2007
Bishop William H. Graves

/s/ Skila S. Harris	Director	December 12, 2007
Skila S. Harris

/s/ Howard A. Thrailkill	Director	December 12, 2007
Howard A. Thrailkill

/s/ Susan Richardson Williams	Director	December 12, 2007
Susan Richardson Williams

EXHIBIT INDEX

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

3.2
By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment dated as of November 2, 2007, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, and amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.6	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.3 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)
10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)
10.18†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006
10.19†
Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995 (Incorporated by reference to Exhibit 10.15 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20†
Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21†
Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22†
Tennessee Valley Authority Long Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23†	TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996

10.24†
Offer Letter to Tom D. Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25†
Offer Letter to Michael E. Rescoe Accepted as of April 21, 2004 (Incorporated by reference to Exhibit 10.20 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26†	Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007
10.27†	Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007
10.28†
Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29†
First Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004 (Incorporated by reference to Exhibit 10.25 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30†
Second Deferral Agreement Between TVA and Karl W. Singer Dated as of May 7, 2004 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.31†
First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.32†
Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.22 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.33†	Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007
10.34†	Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007
10.35†	Deferral Agreement Between TVA and John M. Hoskins Dated as of October 30, 2006
10.36†
Separation Agreement Between TVA and Karl W. Singer Dated as of March 28, 2007 (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

† Management contract or compensatory arrangement.

* Certain schedules and exhibits have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.