Form 10-K/A
period 2007-09-30
Tennessee Valley Authority
filed 2007-12-21
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
to Annual Report on Form 10-K for the Fiscal Year
Ended September 30, 2007

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended September 30, 2007, is being filed to clarify that certain deficiencies in TVA’s disclosure controls and procedures identified in Item 9A of the original Annual Report were not material weaknesses or significant deficiencies.  Unless specifically noted herein, this Form 10-K/A does not reflect events occurring after December 12, 2007, the date the original Annual Report was filed.  Any information not affected by the amendment is unchanged and reflects the disclosures made at the time the original Annual Report was filed.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of the design and operation of TVA’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the preparation of the Annual Report on Form 10-K, TVA did, however, determine that certain information which was required to be included in Current Reports on Form 8-K or as exhibits to periodic reports was not so included.  This information concerned executive compensation, executive employment, and the renewal of credit facilities.  The majority of the relevant information was, however, disclosed by TVA in other reports filed by TVA with the SEC during the year.  These matters are disclosed in greater detail in the Current Report on Form 8-K filed by TVA on December 11, 2007, and in the Annual Report on Form 10-K.  The failures were the result of control deficiencies and human error.  The control deficiencies were not material weaknesses or significant deficiencies.  TVA has identified improvements to its disclosure controls, which involve both additional controls and additional training. TVA has begun to implement these improvements.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 30, 2007:

(3)           List of Exhibits
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

Date:  December 21, 2007                                    TENNESSEE VALLEY AUTHORITY
(Registrant)

By:  /s/ Tom D. Kilgore
       Tom D. Kilgore
        President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer