Form 10-Q
period 2007-12-31
Tennessee Valley Authority
filed 2008-02-12
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ X ]

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.

In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” or other similar expressions.

Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;
•	Projections regarding potential rate actions;
•	Estimates of costs of certain asset retirement obligations;
•	Estimates regarding power and energy forecasts;
•	Expectations about the adequacy of TVA’s funding of its pension plans, nuclear decommissioning trust, and asset retirement trust;
•	Estimates regarding the reduction of bonds, notes, and other evidences of indebtedness, lease/leaseback commitments, and power prepayment obligations;
•	Estimates of amounts to be reclassified from other comprehensive income to earnings over the next year;
•	TVA’s plans to continue using short-term debt to meet current obligations; and
•	The anticipated cost and timetable for placing Watts Bar Unit 2 in service.

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,
–	The sole authority of the TVA Board to set power rates,
–	Various environmental and nuclear matters including laws, regulations, and administrative orders restricting carbon emissions and preferring certain fuels over others,
–	TVA’s management of the Tennessee River system,
–	TVA’s credit rating, and
–	TVA’s debt ceiling;
•	Loss of customers;
•	Performance of TVA’s generation and transmission assets;
•	Availability of fuel supplies;
•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings;
•	Weather conditions, including drought;
•	Failure of transmission facilities;
•	Events at any nuclear facility, even one that is not owned by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, or its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;

•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

      Additionally, other risks that may cause actual results to differ from the predicted results are set forth in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report, in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations in TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (the “Annual Report”), and in other filings TVA makes from time-to-time with the Securities and Exchange Commission (“SEC”).  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2008, 2007, etc.) in this Quarterly Report refer to TVA’s fiscal years ended September 30.

Notes

References to “Notes” are to the Notes to Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available on TVA's web site, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  In addition, the public may read and copy any reports or other information that TVA files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
For the three months ended December 31
(in millions)

	2007	2006

Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,905	$1,742
Industries directly served	392	302
Federal agencies and other	25	25
Other revenue	28	35
Total operating revenues	2,350	2,104
Operating expenses
Fuel and purchased power	935	739
Operating and maintenance	592	563
Depreciation, amortization, and accretion	390	356
Tax equivalents	121	108
Loss on asset impairment (Note 6)	–	22
Total operating expenses	2,038	1,788
Operating income	312	316
Other income	2	12
Unrealized gain on derivative contracts, net (Note 1)	–	15
Interest expense
Interest on debt	329	336
Amortization of debt discount, issue, and reacquisition costs, net (Note 1)	5	5
Allowance for funds used during construction and nuclear fuel expenditures	(3)	(49)
Net interest expense	331	292

Net (loss) income	$(17)	$51

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

ASSETS
	December 31	September 30
	2007	2007
Current assets	(Unaudited)
Cash and cash equivalents	$158	$165
Restricted cash and investments (Note 1)	127	150
Accounts receivable, net (Note 1)	1,345	1,453
Inventories and other	768	663
Total current assets	2,398	2,431

Property, plant, and equipment
Completed plant	38,918	38,811
Less accumulated depreciation	(16,204)	(15,937)
Net completed plant	22,714	22,874
Construction in progress	1,487	1,282
Nuclear fuel and capital leases	708	672
Total property, plant, and equipment, net	24,909	24,828

Investment funds	1,132	1,169

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	3,032	3,130
Other regulatory assets	1,912	1,969
Subtotal	4,944	5,099
Other long-term assets	404	375
Total regulatory and other long-term assets	5,348	5,474

Total assets	$33,787	$33,902

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable	$784	$1,000
Accrued liabilities	157	199
Collateral funds held	144	157
Accrued interest	305	406
Current portion of lease/leaseback obligations	43	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	1,565	1,422
Current maturities of long-term debt (Note 3)	2,090	90
Total current liabilities	5,194	3,423

Other liabilities
Other liabilities	2,141	2,067
Regulatory liabilities (Note 1)	145	83
Asset retirement obligations	2,219	2,189
Lease/leaseback obligations	1,028	1,029
Energy prepayment obligations (Note 1)	1,006	1,032
Total other liabilities	6,539	6,400

Long-term debt, net (Note 3)	19,105	21,099

Total liabilities	30,838	30,922

Commitments and contingencies

Proprietary capital
Appropriation investment	4,738	4,743
Retained earnings	1,919	1,939
Accumulated other comprehensive (loss)	(23)	(19)
Accumulated net expense of nonpower programs	(3,685)	(3,683)
Total proprietary capital	2,949	2,980

Total liabilities and proprietary capital	$33,787	$33,902

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended December 31
(in millions)

	2007	2006

Cash flows from operating activities
Net (loss) income	$(17)	$51
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	395	360
Nuclear refueling outage amortization	25	21
Loss on asset impairment	–	22
Amortization of nuclear fuel	44	27
Non-cash retirement benefit expense	35	50
Net unrealized gain on derivative contracts	–	(15)
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	47	–
Other, net	1	(15)
Changes in current assets and liabilities
Accounts receivable, net	256	214
Inventories and other	(103)	(78)
Accounts payable and accrued liabilities	(284)	(120)
Accrued interest	(100)	(107)
Pension contributions	(19)	(19)
Refueling outage costs	(36)	(41)
Net cash provided by operating activities	218	324

Cash flows from investing activities
Construction expenditures	(335)	(344)
Combustion turbine asset acquisitions	–	(98)
Nuclear fuel expenditures	(83)	(22)
Change in restricted cash and investments	23	(8)
Purchases of investments, net	(2)	(1)
Loans and other receivables
Advances	(4)	(1)
Repayments	3	4
Proceeds from sale of receivables/loans	–	2
Other, net	–	(1)
Net cash used in investing activities	(398)	(469)

Cash flows from financing activities
Long-term debt
Issues	41	9
Redemptions and repurchases	–	(77)
Short-term issues, net	143	190
Payments on lease/leaseback financing	(1)	(1)
Payments to U.S. Treasury	(10)	(10)
Net cash provided by financing activities	173	111

Net change in cash and cash equivalents	(7)	(34)
Cash and cash equivalents at beginning of period	165	536

Cash and cash equivalents at end of period	$158	$502

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the three months ended December 31
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2006	$4,763	$1,565	$43	$(3,672)	$2,699
Net income (loss)	–	53	–	(2)	51	$51
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 2)	–	–	(15)	–	(15)	(15)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2006 (Unaudited)	$4,758	$1,613	$28	$(3,674)	$2,725	$36

Balance at September 30, 2007	$4,743	$1,939	$(19)	$(3,683)	$2,980
Net (loss)	–	(15)	–	(2)	(17)	$(17)
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 2)	–	–	(4)	–	(4)	(4)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2007 (Unaudited)	$4,738	$1,919	$(23)	$(3,685)	$2,949	$(21)

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

Substantially all TVA revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.8 million people.  The power program has historically been separate and distinct from the stewardship programs.  The power program is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  Until 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations.  These programs are now funded with power revenues, except for certain stewardship activities that generate various revenues and user fees.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Accordingly, stewardship assets and properties are included as part of the power program, TVA’s only operating segment.

               Power rates are established by the TVA board of directors (“TVA Board”) as authorized by the TVA Act.  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Facility Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to the prior approval of or subsequent review by any state or federal regulatory body.

      Basis of Presentation

TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2007, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (the “Annual Report”).

TVA recorded a $3 million expense during the first quarter of 2008 related to litigation pending during the fourth quarter of 2007.  These charges are included in Operating and maintenance expense on the Statement of Income for the three months ended December 31, 2007.

After the fourth quarter of 2006 closed, TVA reviewed projects related to construction work in progress and identified errors in classification related primarily to 2006 and prior periods.  Based on the results of the review, TVA recorded project write-downs of $5 million in the first quarter of 2007.  Additionally, TVA recorded a $4 million expense during the first quarter of 2007 related to litigation pending during the fourth quarter of 2006.  These charges are included in Operating and maintenance expense on the Statement of Income for the three months ended December 31, 2006.

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

Fiscal Year

TVA’s fiscal year ends September 30.  Unless otherwise indicated, years (2008, 2007, etc.) refer to TVA’s fiscal years.

Reclassifications

Reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.  Certain items previously considered revenue from Sales of electricity were reclassified as Other revenue.  These items were not directly associated with the sale of electricity and include delivery point charges, administrative charges, and customer charges.  Previously reported sales of electricity of approximately $7 million for the three months ended December 31, 2006, are now included in Other revenue.  In addition, asset impairment losses of $22 million have been reclassified from Operating and maintenance to Loss on asset impairment to more accurately reflect the nature of the expenses.  See Note 6.

These reclassifications have no effect on previously reported results of operations and net cash flows.

Restricted Cash and Investments

As of December 31, 2007, and September 30, 2007, TVA had $127 million and $150 million, respectively, in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement.  This resulted in the funds being reported in Restricted cash and investments.

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable

	At December 31 2007	At September 30 2007
Power receivables billed	$254	$316
Power receivables unbilled	922	1,113
Fuel cost adjustment unbilled	148	–
Total power receivables	1,324	1,429
Other receivables	23	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,345	$1,453

Beginning with the first quarter of 2008, TVA reclassified a portion of the unbilled fuel cost adjustment (“FCA”) from a long-term regulatory asset to accounts receivable to more accurately reflect the nature and timing of the collection of these costs from its customers.  See Cost-Based Regulation in this Note 1.

Cost-Based Regulation

Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” are included in Accounts receivable, Deferred nuclear generating units, and Other regulatory assets on the December 31, 2007, and the September 30, 2007, Balance Sheets.  Components of Other regulatory assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, deferred capital lease asset costs, deferred losses relating to TVA’s financial trading program, FCA, unrealized losses on certain swaps and swaptions contracts, and unfunded benefit costs.  All regulatory assets are probable of recovery in future revenues.  Components of Regulatory liabilities include unrealized gains on coal purchase contracts, a reserve for future generation, and capital lease liabilities.

TVA’s regulatory assets and liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities

	At December 31 2007	At September 30 2007
Regulatory Assets:
Unfunded benefit costs	$951	$973
Nuclear decommissioning costs	482	419
Debt reacquisition costs	205	210
Deferred losses relating to TVA’s financial trading program	2	8
Deferred outage costs	107	96
Deferred capital lease asset costs	63	66
Unrealized losses on certain swap and swaption contracts	99	–
Fuel cost adjustments	3	197
Subtotal	1,912	1,969
Deferred nuclear generating units	3,032	3,130
Subtotal	4,944	5,099
Fuel cost adjustment receivable	148	–

Total	$5,092	$5,099

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$83	$16
Capital lease liabilities	62	67
Subtotal	145	83
Reserve for future generation	73	74

Total	$218	$157

During the first quarter of 2008, TVA reclassified a portion of its FCA regulatory asset from a long-term to short-term asset.  The reclassification was due to TVA’s experience that a substantial portion of deferred FCA costs are billed within a 12-month period.  This reclassification more closely reflects the cash flows related to collection of the FCA.  The current portion of the FCA of $148 million is included in Accounts receivable at December 31, 2007.  The remaining FCA balance of $3 million continues to be reported as a Regulatory asset.

In the first quarter of 2008, TVA began using regulatory accounting treatment to defer the unrealized mark to market gains and losses on certain swap and swaption contracts to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  The value of the swap and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  The deferred loss on the value of the swaps and swaptions was $99 million for the first quarter of 2008 and is included as a Regulatory asset on the December 31, 2007, Balance Sheet.  See Swaps and Swaptions in this Note 1.

TVA established a reserve for future generation funded by power customers which is also classified as a regulatory liability.  Because of the nature of the reserve, it is considered as an offset to Property, plant, and equipment on the December 31, 2007, and September 30, 2007, Balance Sheets.  See Reserve for Future Generation in this Note 1.

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity to meet future power demand in TVA’s service area.  Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget.  Collections for the three months ended December 31, 2006, amounted to $13 million, and total collections for the year ended September 30, 2007, amounted to $76 million.  These amounts were recorded as a regulatory liability on the December 31, 2006, and September 30, 2007, Balance Sheets, respectively, as a component of Completed plant.  Following the purchase of two combustion turbine facilities, these funds are being applied as credits to Completed plant and are reflected on the September 30, 2007, Balance Sheet.  These funds collected for future generation are being amortized to revenue in order to match revenue with the corresponding depreciation expense of the facilities on the Statement of Income.  This revenue recognition process began when the facilities were placed into service.  The reserve for future generation was not extended beyond 2007.  The balance of the reserve for future generation was $73 million at December 31, 2007, and $74 million at September 30, 2007.  TVA recognized revenue of $1 million during the first quarter of 2008 consistent with the manner in which the related assets are being depreciated.

Energy Prepayment Obligations

Prior to 2005, TVA entered into sales agreements with 36 customers for 54.5 discounted energy units totaling $54.5 million.  Total credits applied to power billings on a cumulative basis from these arrangements through December 31, 2007, exceeded $27.2 million.  Of this amount, over $1 million was recognized as revenue for each of the quarterly periods ended December 31, 2007 and 2006.

In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years for a fixed amount of kilowatt-hours.  The amount of the prepayment was $1.5 billion.  The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period.  Total credits applied to power billings on a cumulative basis through December 31, 2007, exceeded $415 million.  Of this amount, $25 million was recognized as revenue for each of the quarterly periods ended December 31, 2007 and 2006.  These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.

At December 31, 2007 and September 30, 2007, obligations for these energy prepayments were $1,112 million and $1,138 million, respectively.  These amounts are included in Energy prepayment obligations and Current portion of energy prepayment obligations on the December 31, 2007, and September 30, 2007, Balance Sheets.

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

During the first quarter of 2008, TVA’s total asset retirement obligation (“ARO”) increased $30 million due to accretion expense.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and polychlorinated biphenyls (“PCBs”), was expensed during the first quarter of 2008.  During the first quarter of 2007, TVA’s total ARO liability increased $22 million due to accretion expense.  The nuclear accretion expense of $15 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCBs, was expensed during the first quarter of 2007.

Reconciliation of Asset Retirement Obligation Liability Three Months Ended December 31

	2007	2006
Balance at beginning of period	$2,189	$1,985

Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	23	15
Non-nuclear accretion (charged to expense)	7	7
	30	22

Balance at end of period	$2,219	$2,007

Allowance for Funds Used During Construction

               TVA capitalizes interest, as an allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories.  TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized beginning in 2008 only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.

Swaps and Swaptions

From time to time TVA has entered into call monetization transactions using swaptions to hedge the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party an option to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Selling such an option creates a liability for TVA until such time as TVA buys back the option or until the option matures.

These call monetization transactions result in long-term liabilities which are marked to market each quarter.  In accordance with the accounting policy that was in effect on September 30, 2007, the changes in the value of these liabilities were reported as unrealized gains or losses through TVA’s income statement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The volatility of the valuations resulted in the recognition of sizable amounts of non-cash expense or income, which affected net income.

The TVA Board approved, beginning in 2008, the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions in order to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle. This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  The deferred loss on the value of the swaps and swaptions for the first quarter of 2008 was $99 million and is included as a Regulatory asset on the December 31, 2007, Balance Sheet.

Impact of New Accounting Standards and Interpretations

Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted the provisions contained within SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to fully recognize within their financial statements the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans.  Specifically, the new standard requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Such changes are to be reported within comprehensive income of a business entity (except that regulated entities may report such changes as regulatory assets and/or liabilities in accordance with the provisions of SFAS No. 71), and within changes in net assets of a not-for-profit organization.

TVA’s 2007 adoption of SFAS No. 158 resulted in the recognition of the following amounts on its Balance Sheet at September 30, 2007: additional regulatory assets of $475 million (including the reclassification of $246 million in unamortized prior service cost previously classified as intangible assets) resulting in post-SFAS No. 158 benefit regulatory assets of $973 million; and additional pension and postretirement obligations of $330 million and $143 million, and $2 million classified as accumulated other comprehensive gain, resulting in post-SFAS No. 158 benefit obligations of $1,128 million.  The net amount of recognizing such amounts increased total assets and liabilities by $475 million at September 30, 2007.

Fair Value Measurements.  In September 2006, Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  At this time, TVA is evaluating the requirements of this standard and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in this statement are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. At this time, TVA is evaluating the requirements of this standard and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

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

2.  Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of other comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources.  The decrease in Other comprehensive income for the three months ended December 31, 2007, and for the three months ended December 31, 2006, was due to unrealized losses related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive (Loss) Income Activity
	Three Months Ended December 31
	2007	2006

Accumulated other comprehensive (loss) income at beginning of period	$(19)	$43
Changes in fair value:
Foreign currency swaps	(4)	(16)
Inflation swap	–	1
Accumulated other comprehensive (loss) income at end of period	$(23)	$28

Note:
Foreign currency swap changes are shown net of reclassifications from Other comprehensive income to earnings. The amounts reclassified from Other comprehensive income resulted in a charge to earnings of $35 million for the first quarter of 2008 and an increase to earnings of $51 million for the first quarter of 2007.

3. Debt Securities

      Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time. Debt outstanding at December 31, 2007, and September 30, 2007, including translation losses of $264 million and $299 million, respectively, related to long-term debt denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At December 31 2007	At September 30 2007
Short-term debt
Discount notes (net of discount)	$1,565	$1,422
Current maturities of long-term debt	2,090	90
Total short-term debt, net	3,655	1,512

Long-term debt
Long-term	19,294	21,288
Unamortized discount	(189)	(189)
Total long-term debt, net	19,105	21,099

Total outstanding debt	$22,760	$22,611

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2007, to December 31, 2007.

Long-Term Bond and Note Activity
	Date	Amount	Interest Rate
Redemptions/Maturities:
electronotes®	First Quarter 2008	$–	NA

Issuances:
electronotes®	First Quarter 2008	$41	5.21%

Note: electronotes® interest rate is a weighted average rate.

4. Risk Management Activities and Derivative Transactions

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  It is TVA’s policy to enter into derivative transactions solely for hedging purposes and not for speculative purposes.

TVA has recorded the following amounts for its derivative financial instruments:

Mark-to-Market Values of Derivative Instruments

	At December 31 2007	At September 30 2007

Interest rate swap	$(147)	$(115)

Currency swaps:
Sterling	51	63
Sterling	130	148
Sterling	59	69

Swaptions:
$1 billion notional	(334)	(269)
$28 million notional	(4)	(3)
$14 million notional	(2)	(1)

Coal contracts with volume options	83	16

Futures and options on futures:
Margin Cash Account*	28	18
Unrealized losses	3	8

Note:
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Program Activity table.

TVA has a financial trading program under which TVA can trade futures, swaps, options on futures, and options on swaps to hedge TVA’s exposure to natural gas and fuel oil prices.  At December 31, 2007, TVA had derivative positions outstanding under the program equivalent to about 3,223 contracts, made up of 2,230 futures contracts, 303 swap futures contracts, and 690 option contracts.  See Derivative Positions Outstanding table below.  The derivative positions outstanding under the program had an approximate net market value of $203 million at

December 31, 2007.  See Financial Trading Program Activity table below.  For the quarter ended December 31, 2007, TVA recognized realized losses of $6 million, which were recorded as an increase to purchased power expense.  Unrealized losses at December 31, 2007, were $3 million, representing a decrease of $5 million for the quarter, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

At December 31, 2006, TVA had derivative positions outstanding under the program equivalent to about 691 contracts, made up of 691 futures contracts, zero swap futures contracts, and zero option contracts.  See Derivative Positions Outstanding table below.  The derivative positions outstanding under the program had an approximate net market value of $46 million at December 31, 2006.  See Financial Trading Program Activity table below.  For the quarter ended December 31, 2006, TVA recognized realized losses of $3 million, which were recorded as an increase to purchased power expense.  Unrealized losses at the end of the quarter were $8 million, representing an increase of $2 million for the quarter, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.

Derivative Positions Outstanding For the Three Months Ended December 31

	2007			2006
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)

Futures	2,230	10,000	22,300,000	691	10,000	6,910,000

Swap Futures
Exchange traded swaps (daily)	208	2,500	520,000	–	–	–
Bilateral ISDA swaps (daily)	62	20,000	1,240,000	–	–	–
Bilateral ISDA swaps (daily)	26	35,000	910,000	–	–	–
Bilateral ISDA swaps (monthly)	7	100,000	700,000	–	–	–
Subtotal	303		3,370,000	–		–

Options	690	10,000	6,900,000	–	–	–

Total	3,223		32,570,000	691		6,910,000

Financial Trading Program Activity For the Three Months Ended December 31

	2007		2006
	Notional Amount (inmmBtu)	Contract Value	Notional Amount (in mmBtu)	Contract Value
Futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	15,540,000	125	4,260,000	32
Settled	(9,470,000)	(70)	(1,640,000)	(12)
Realized (losses)	–	(6)	–	(1)
Net positions-long	22,300,000	180	6,910,000	54

Swap futures
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	3,660,000	27	–	–
Floating portion - realized	(2,260,000)	(14)	(1,822,500)	(9)
Realized (losses)	–	–	–	(2)
Net positions-long	3,370,000	25	–	–

Option contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	1,750,000	1	–	–
Puts sold	1,150,000	(1)	–	–
Positions closed or expired	(1,600,000)	–	–	–
Net positions-long	6,900,000	1	–	–

Holding (losses)/gains
Unrealized (loss) at beginning of period, net	–	(8)	–	(6)
Unrealized gains/(losses) for the period	–	5	–	(2)
Unrealized (losses) at end of period, net	–	(3)	–	(8)

Financial positions at end of period, net	32,570,000	$203	6,910,000	$46

5.  Benefit Plans

TVA sponsors a defined benefit pension plan that covers most of its full-time employees, a Supplemental Executive Retirement Plan (“SERP”) to provide additional benefits to specified individuals in addition to those available under the qualified pension plan, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and other postemployment benefits such as workers’ compensation.

The following table provides the components of net periodic benefit cost for the plans.

TVA Benefit Plans
	Combined	Pension	SERP	Combined	Pension	SERP	Other Benefits
	2008	2008	2008	2007	2007	2007	2008	2007
Components of net periodic benefit cost
Service cost	$28	$27	$1	$31	$30	$1	$1	$1
Interest cost	131	130	1	124	123	1	7	6
Expected return on plan assets	(152)	(152)	–	(143)	(143)	–	–	–
Amortization of prior service cost	9	9	–	9	9	–	1	1
Recognized net actuarial loss	10	10	–	20	20	–	2	2
Net periodic benefit cost	$26	$24	$2	$41	$39	$2	$11	$10

During the three months ended December 31, 2007, TVA did not make contributions to its pension plans.  However, the TVA Board approved $81 million in pension contributions for 2008 with scheduled contributions of $37 million and $44 million to be made in March and September, respectively.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $6 million during the three months ended December 31, 2007, to fund other benefits costs.

6. Asset Impairment

During the first quarter of 2007, TVA recognized a total of $22 million in asset impairment losses related to its Property, plant, and equipment. The $22 million Loss on asset impairment included a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”), and write-downs of $5 million related to other Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-valuation of other projects due to funding limitations.

7. Legal Proceedings

                TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $27 million with respect to the proceedings described below as of December 31, 2007, as well as approximately $8 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Global Warming Cases.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance. The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies. The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire. The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade. In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.

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

Case Involving Alleged Modifications to the Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and implementing regulations at Colbert, a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that the plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006.  In an October 4, 2007 decision, the Eleventh Circuit affirmed dismissal of the lawsuit.  In January 2008, the plaintiffs filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal of the Eleventh Circuit’s decision.

Case Involving Alleged Modifications to Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). Friend of the court briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed a friend of the court brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal, but the Sixth Circuit denied this request.  A scheduling order has been entered by the district court on remand, setting the case for trial on August 11, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems, such as scrubbers and selective catalytic reduction systems, on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings. On April 5, 2007, the plaintiffs moved for summary judgment. TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes. This rulemaking proceeding is ongoing. On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs have responded, and TVA’s expects the district court to decide whether or not to conduct a hearing on the matter.  If EPA approves Alabama’s de minimis rule, the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements as Colbert, this plant may be affected by the decision in this case.  The proposed de minimis rule change would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the interlocutory appeal to the Fourth Circuit was completed in January 2007, and oral argument was held on October 31, 2007. On July 2, 2007, North Carolina filed with the district court a motion for partial summary judgment addressing certain of TVA’s defenses.  On July 31, 2007, and August 20, 2007, TVA filed two separate motions for summary judgment, seeking dismissal of the lawsuit.  The trial before the district court previously scheduled for the term of court beginning October 2007 has been canceled and has not yet been rescheduled.  On January 31, 2008, the Fourth Circuit affirmed the denial of TVA’s motion to dismiss.  TVA has not yet decided whether to seek a rehearing before the full Fourth Circuit.

Case Involving North Carolina’s Petition to the EPA.  In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of Columbia Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

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

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky Power Cooperative, Inc. (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky then asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order on the grounds that this order violated the anti-cherrypicking provision. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination. On May 3, 2007, East Kentucky filed a motion with FERC to terminate the FERC proceeding on grounds of mootness. TVA has also filed a motion with FERC to vacate all orders issued in the proceeding.   On December 12, 2007, FERC granted the motion to terminate the proceeding, but denied the motion to vacate its previous orders.

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

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, the engineering and construction contractors, Bechtel Power Corporation and Stone & Webster Construction, Inc., respectively, are to share in a team incentive fee pool funded from cost savings for the respective workscopes.  The contracts provide that each contractor’s maximum payment from this pool will be as much as $38 million, for a maximum total payout under both contracts of $76 million.  The contractors have taken the position that they should each receive the maximum payment.  Currently, TVA has calculated each contractor’s share at $12,371,405, for a total payout under both contracts of $24,742,810.  TVA and the contractors have agreed to nonbinding mediation of the matter.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated, but TVA is unable to estimate any such amount at this time.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7. From 2002 to 2005, the unit’s ducts allowed SO2 and NOx to escape into the air. TVA repaired the ductwork in 2005, and the problem has been resolved. TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA's estimate of potential monetary sanctions is included in the accrued amount listed above.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, and Hilary Lambert filed a petition with the EPA raising objections to the conditions of TVA’s current Clean Air Act permit at the Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  The current permit continues to remain in effect.  It is unclear whether or how the plant’s permit might be modified as a result of this proceeding.

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

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that the test for emission increases under the NSR program does not have to be the same as the test under EPA’s New Source Performance Standard program.  In light of the decision it appears that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal but may be reviewed by the U.S. Supreme Court). These cases are discussed in more detail above. The Supreme Court’s holding could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

8. Subsequent Events

Debt

In January 2008, TVA issued a total of $500 million in power bonds with a coupon of 4.875 percent.  The bonds have a final maturity of January 2048.

In January 2008, TVA announced it will redeem three of its electronotes® issues on February 15, 2008.  TVA will redeem all $25 million outstanding of its 2001 six percent electronotes® due December 15, 2021, all $28 million outstanding of its 2002 5.5 percent electronotes® due August 15, 2022, and all $4 million outstanding of its 2006 5.625 percent electronotes® due August 15, 2016.  Each of these issues will be redeemed at 100 percent of par value.

In January 2008, TVA issued $36 million of electronotes® with an interest rate of 4.75 percent which mature in 2028 and are callable beginning in 2012.

In February 2008, TVA announced it will redeem two of its electronotes® issues on March 11, 2008.  TVA will redeem all $28 million outstanding of its 2002 6.125 percent electronotes® due January 15, 2022, and all $13 million outstanding of its 2002 6.125 percent electronotes® due April 15, 2022.  Each of the issues of electronotes® will be redeemed at 100 percent of par value.

TVA monetized the call options on two public bond issues by entering into two swaption transactions (see Note 9, Risk Management Activities and Derivative Transactions in Part II of the 2007 Form 10-K).  In February 2008, the counterparty to the swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008, where TVA will be required to make fixed rate payments to the counterparty of 6.125 percent and the counterparty will be required to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments will be based on a combined notional amount of $41.7 million and will begin on April 15, 2008.

Properties

On December 14, 2007, TVA entered into an agreement to purchase the Office of Power Complex (the portion of TVA's Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates) upon the expiration of the existing lease on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.

Regulation of Mercury

On February 8, 2008, the United States Circuit Court for the District of Columbia (the “D.C. Circuit”) vacated EPA’s Clean Air Mercury Rule (“CAMR”).  CAMR established caps for overall mercury emissions in two phases, with the first phase becoming effective in 2010 and the second in 2018.  It allowed the states to regulate mercury emissions through a market-based cap-and-trade program.  All of the states in which TVA operates potentially affected sources adopted CAMR without significant change.  TVA is currently evaluating the potential impact of the D.C. Circuit’s decision on its operations.  It is possible that TVA may incur higher costs in the future should a replacement of, or significant modification to, CAMR impose increased regulatory restrictions and the need for additional environmental controls or a change in the way TVA operates its facilities.  See Item 1, Business — Environmental Matters in the Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of TVA. The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended September 30, 2007 (the “Annual Report”).

Business Overview

Financial Outlook

Net loss for the three months ended December 31, 2007, was $17 million compared to net income of $51 million for the same period of 2006.  This change was primarily due to changes in ratemaking methodology related to capitalized interest on construction projects (“AFUDC”) resulting in additional expense of $46 million.  Additionally, TVA changed its ratemaking methodology for gains and losses on certain derivative instruments used in call monetization transactions which increased income by $15 million in the first quarter of 2007.  See Results of Operations.

TVA still faces challenges related to fuel, purchased power, hydroelectric generation, and capacity during the remainder of the year.  Long-term demand projections indicate upward pressure on capacity and the need for additional capacity to be built or purchased over TVA's planning horizon.  TVA is discussing the possibility of a rate increase with the Tennessee Valley Public Power Association, Inc. (“TVPPA”), a group that represents most of TVA’s distributor customers, and with other groups. The increase could be between six and nine percent and is expected to be implemented in April 2008 if approved by the TVA Board of Directors (“TVA Board”).  In addition to funding additional capacity and other capital projects, the adjustment would help ensure that TVA collects revenues needed to meet the requirements of the TVA Act and the tests and provisions of its bond resolutions, and do so in accordance with the financial objectives set forth in the Strategic Plan adopted by the TVA Board on May 31, 2007 (the “Strategic Plan”).  It is anticipated that the rate increase will generate an additional $265 million to $400 million of revenue during 2008 depending on the percentage increase approved by the TVA Board.

Fuel-Cost Adjustment

As of December 31, 2007, TVA had recognized a regulatory asset of $151 million representing deferred fuel and purchased power costs to be recovered through the fuel cost adjustments (“FCA”) in future periods.  Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or deducted from certain accounts on TVA’s balance sheet. The higher or lower costs added to or taken away from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses.  The FCA amount to be implemented January 1, 2008, is 0.267 cents per kilowatt-hour and is expected to produce an estimated $105 million in revenue during the second quarter of 2008.  See Note 1 — Accounts Receivables and Cost-Based Regulation.

Weather Conditions

The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA's control, including the amount of precipitation, runoff, initial water levels, the need for water for competing water-management objectives, and the availability of its hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  TVA continued to be impacted by drought conditions during the first quarter of 2008.  Although rainfall totals from October 1, 2007, through January 31, 2008, were 72 percent of normal, runoff totals were far less at 33 percent of normal.  Reduced hydroelectric generation has driven up purchased-power costs, which were about $40 million higher than projected for the first quarter of 2008.

Performance of TVA Assets

Unscheduled Outage. Browns Ferry Nuclear Plant Unit 3 had an automatic shutdown of its nuclear reactor on December 31, 2007.  The shutdown was determined to be caused when the main turbine generator received a load reject signal.  A load reject signal causes the system to “think” that the generator has lost the attached load.  All safety systems responded properly to the signal.  The unit was returned to service on January 21, 2008.  The net cost of the repair is estimated to be less than $3 million and the cost of replacement power during this period was $33 million.  The cost of this replacement power will be recovered through the FCA.

Extended Outage.  The duration of a planned outage scheduled from October 3, 2007, to November 2, 2007, at Sequoyah Nuclear Plant Unit 1 was extended 16 days due to the identification of damage in the main generator during the outage work.   The cost of additional work related to the generator was $7 million and the net cost of replacement power during this extended period was $22 million.  The cost of this replacement power will be recovered through the FCA.

Challenges Related to Water Supply and Water Temperature

TVA faces challenges related to water supply and water temperature on the Cumberland River where the U. S. Army Corps of Engineers (“Corps”) operates hydroelectric facilities and TVA operates fossil plants and on the Tennessee River System where TVA operates hydroelectric facilities, fossil plants, and nuclear plants.

Cumberland River Challenges. The Corps operates eight hydroelectric facilities on the Cumberland River.  Of these facilities, Wolf Creek Dam and Center Hill Dam are in need of emergency repairs.  The need to repair the dams and the drought in the southeast has resulted in less water flow and high water temperature.  There have been two effects on TVA.

The first is a reduction in the amount of power TVA receives from the Southeastern Power Administration (“SEPA”).  TVA, along with others, has contracted with SEPA for the power produced from the Corps’s Cumberland River hydroelectric facilities.  Under the contract, SEPA was to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA's 405 megawatt allocation, and all surplus power from the Corps’s hydroelectric facilities on the Cumberland River.  As a result of the need the repair to Wolf Creek and Center Hill dams and as a result of the drought, SEPA has instituted an emergency operation plan that:

•	Eliminates its obligation to provide TVA (and any affected customer) with a minimum amount of power;

•
Provides for all affected customers (except TVA) to receive a specified share of a portion of the gross hourly generation from the eight Cumberland River hydroelectric facilities, with TVA receiving the remainder;

•	Eliminates the payment of demand charges by customers (including TVA) since there is significantly reduced dependable capacity on the Cumberland River system; and

•	Increases the rate charged per kilowatt-hour of energy received by SEPA's customers (including TVA).

It is likely that the end of the drought will not eliminate the need for the emergency operating plan.  It is unclear how long it will take the Corps to repair these facilities and how long the emergency operating plan will remain in effect.

The second is the likelihood that TVA will have to reduce power output (“derate”) its Cumberland and Gallatin Fossil Plants at times during the summer.  During the summer of 2007, the temperature of the Cumberland River reached the point where TVA had to derate these plants in order not to exceed thermal limits.  Future summer derates remain a possibility until the Wolf Creek and Center Hill dams are repaired and normal water flow is restored on the Cumberland River.

Tennessee River System Challenges. The drought in the southeast has resulted in less rainfall in the area drained by the Tennessee River and its tributaries and less runoff into the system.  This results in there being less water available for cooling purposes and the available water having a higher temperature.  In order not to exceed thermal limits, during the summer of 2007 TVA derated two fossil plants and at Browns Ferry Nuclear Plant, temporarily took one unit offline and reduced the output at the other two units.  Additionally, TVA used its cooling towers at Browns Ferry and Sequoyah Nuclear Plants.  Using the cooling towers takes a substantial amount of power that TVA would have otherwise sold.  If the drought continues, TVA may have to take similar actions in the summer of 2008.

Meeting the Power Needs in TVA’s Service Area

Combined Cycle Facility. TVA completed the acquisition of a combined cycle facility located in southwest Tennessee in October 2007.  Now known as Lagoon Creek 3, the unfinished site contains turbine foundations and substantial ancillary equipment.  With an anticipated commercial operation date of June 2010, the facility is expected to have a planned winter net dependable capacity of approximately 600 megawatts.

New Nuclear Generation.  TVA submitted its combined license application to the Nuclear Regulatory Commission ("NRC") for Bellefonte Nuclear Plant Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The combined license application for two AP1000 reactors at Bellefonte was officially docketed by the NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support their more detailed reviews.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Preliminary project activities began at Watts Bar Nuclear Plant Unit 2 in October 2007.  TVA began to engage in unrestricted construction activities at the end of December 2007, having previously notified the NRC that such activities may begin after December 3, 2007.  When completed, Watts Bar Unit 2 is expected to provide 1,180 megawatts of capacity.

Purchased Power.  Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements within five percent.  Achieving this goal will allow TVA to reduce its reliance on purchased power, which constituted over 14 percent of the power that TVA sold to its customers in the first quarter of 2008.  The purchases during the first quarter of 2008 represent a 41 percent increase over the amount of power purchased during the first quarter of 2007.  However, TVA forecasts that purchased power volume as a percentage of total system requirements will likely be less in 2008 than 2007.  See Performance of TVA Assets.

TVA intends to consider other opportunities to add new generation from time to time.  Market conditions, like the volatility of the price of construction materials and the potential shortage of skilled craft labor, may add uncertainties to the cost and schedule of new construction.

Customers

On January 1, 2008, Bristol Virginia Utilities (“BVU”) became the 159th municipal supplier or electric cooperative to connect with TVA’s power grid.  The new contract has a minimum 15-year term, and a five-year termination notice may not be given until January 2018.  The rates under this contract are intended to recover the cost of reintegrating BVU into TVA’s power-supply plan and serving its customer load.  BVU is a 16,000-customer distributor that was previously served by TVA from 1945 to 1997, and sales to BVU accounted for approximately 0.4 percent of TVA’s annual operating revenues in 1997.  Sales to BVU are forecasted to remain approximately 0.4 percent of TVA’s total sales.

      Service Reliability

TVA met a monthly peak demand record on October 8, 2007, of 28,601 megawatts, which was 12.3 percent higher than the prior record set in October 2006.  A record peak was also set for the month of November 2007 with 25,280 megawatts, exceeding the 25,169 megawatt record set in November 2006.  This was the fourth consecutive monthly record peak load.

On January 25, 2008, TVA met a record winter demand of 32,027 megawatts without any customer interruptions.  During the hour of peak supply, purchased power constituted approximately 12 percent of TVA's load.

               TVA hosted a formative meeting of regional transmission planning stakeholders for the Central Region Public Power Partners, which includes Associated Electric Cooperative, Inc., Big Rivers EC, East Kentucky Power Cooperative, and TVA.  Stakeholders participating included TVPPA, as well as representatives of independent power producers, utility marketing organizations, peer transmission planners, and the Kentucky Public Service Commission.  This new planning and stakeholder process is another step in TVA's efforts to better coordinate TVA transmission operations with neighboring systems and to involve stakeholder groups in the planning of TVA's bulk transmission facilities.  The stakeholder process is being voluntarily implemented by TVA as part of TVA's effort to comply with Federal Energy Regulatory Commission's (“FERC”) Order 890, which revises the FERC pro-forma tariff applicable to jurisdictional public utilities.

Liquidity and Capital Resources

Sources of Liquidity

TVA’s current liabilities exceed current assets because of the continued use of short-term debt to fund cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity. TVA’s primary sources of liquidity are cash on hand and cash from operations, proceeds from the issuance of short-term and long-term debt, and proceeds from borrowings under TVA’s $150 million note with the U.S. Treasury.  Other sources of liquidity include two $1.25 billion credit facilities with a national bank and occasional proceeds from other financing arrangements including call monetization transactions and sales of receivables and loans.

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  During 2007, TVA’s average daily balance of cash and cash equivalents on hand was $389 million.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  TVA’s cash and cash equivalents at December 31, 2007, was $158 million, a decrease of $7 million from the cash balance at September 30, 2007.

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the quarters ended December 31, 2007, and 2006, follows:

Summary Cash Flows For the Three Months Ended December 31
	2007	2006
Cash provided by (used in)
Operating activities	$218	$324
Investing activities	(398)	(469)
Financing activities	173	111
Net decrease in cash and cash equivalents	$(7)	$(34)

Issuance of Debt.  TVA issued $41 million of power bonds during the three months ended December 31, 2007.  Subsequent to December 31, 2007, TVA issued $500 million of power bonds and $36 million of electronotes®.  No long-term debt was retired or redeemed during this period.  For more information about TVA's debt activities, see Notes 3 and 8.

Credit Facilities.   In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 14, 2008, and the other of which matures on November 10, 2008. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at December 31, 2007. TVA anticipates renewing each credit facility from time to time.

Comparative Cash Flow Analysis

2008 Compared to 2007

Net cash provided by operating activities decreased $106 million from $324 million to $218 million for the three months ended December 31, 2006, and 2007, respectively. This decrease resulted from:

•
An increase in cash used by changes in working capital of $140 million resulting primarily from a larger increase in inventories and other of $25 million and a $164 million greater reduction in accounts payable and accrued liabilities, partially offset by a $42 million greater decrease in accounts receivable and a $7 million smaller reduction in interest payable;

•	An increase in cash paid for fuel and purchased power of $118 million due to higher volume and increased market prices for purchased power;

•	An increase in cash paid for interest of $39 million;

•	An increase in cash outlays for routine and recurring operating costs of $35 million; and

•	An increase in tax equivalent payments of $13 million.

These items were partially offset by an increase in operating revenues of $245 million resulting primarily from increases in revenue from municipalities and cooperatives and industries directly served, in both cases, from higher average rates and the FCA and, in the case of industries directly served, higher volume.

Cash used in investing activities decreased $71 million from the first quarter of 2007 to the first quarter of 2008.  The decrease is primarily due to:

•	The inclusion in the first quarter of 2007 of a $98 million use of funds to acquire two combustion turbine facilities;

•
A $23 million reduction in the amount of restricted cash and investments held by TVA during the first quarter of 2008 compared to an $8 million increase in the amount of restricted cash and investments held by TVA during the same period of 2007; and

•	A decrease in expenditures for capital projects of $9 million.

These items were partially offset by an increase in expenditures for the enrichment and fabrication of nuclear fuel of $61 million related to a buildup of fuel for strategic inventory, fuel for identified upcoming Browns Ferry Nuclear Unit 3 and Watts Bar Nuclear Unit 1 outages, and blended low enriched uranium fuel and uranium purchases that are not identified to a specific outage. The effect of these increases was somewhat offset by reductions of fuel inventory for fuel loaded into the reactor at Browns Ferry.

Net cash provided by financing activities was $62 million higher for the three months ended December 31, 2007, compared to the same quarter of the prior year. The increase was primarily due to:

•	A decrease in redemptions and repurchases of long-term debt of $77 million, with no long-term debt retired in the first quarter of 2008; and

•	An increase in long-term debt issues of $32 million as a result of the issuance of $41 million of long-term debt.

These items were partially offset by a decrease in net issuances of short-term debt of $47 million in the first quarter of 2008 compared to the same quarter of the prior year.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2007, are detailed in the following table.

Commitments and Contingencies
	Total		2008 (1)	2009	2010	2011	2012	Thereafter

Debt	$22,685	(2)	$1,655	$2,031	$62	$1,015	$1,525	$16,397
Interest payments relating to debt	20,724		838	1,228	1,120	1,089	1,060	15,389
Lease obligations
Capital	180		30	58	57	29	3	3
Non-cancelable operating	411		47	50	39	29	27	219
Purchase obligations
Power	5,929		175	221	237	242	248	4,806
Fuel	3,136		982	557	528	220	258	591
Other	658		239	212	32	28	27	120
Payments on other financings	1,467		83	85	89	95	97	1,018
Payment to U.S. Treasury (3)
Return of Power Facilities Appropriation Investment	130		20	20	20	20	20	30
Return on Power Facilities Appropriation Investment	258		19	22	21	20	18	158
Retirement plans (4)	81		81	–	–	–	–	–
Total	$55,659		$4,169	$4,484	$2,205	$2,787	$3,283	$38,731

Notes

(1)	Period January 1 - September 30, 2008.

(2)	Does not include noncash items of foreign currency valuation loss of $264 million and net discount on sale of Bonds of $189 million.

(3)
TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest.  Because of this practice, there was no outstanding balance on the note as of December 31, 2007.  Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at December 31, 2007.

(4)	TVA’s Board plans to evaluate the need for future funding on an annual basis through the ratemaking process.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations

	Total	2008 (1)	2009	2010	2011	2012	Thereafter

Energy Prepayment Obligations	$1,112	$79	$105	$105	$105	$105	$613

Note
(1)	Period January 1 - September 30, 2008.

During the first quarter of 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Nuclear Plant Unit 2.  As of December 31, 2007, expenditures against these contracts are forecasted to be approximately $1.2 billion.

Results of Operations

Financial Results

The following table compares operating results and selected statistics for the three months ended December 31, 2007, and 2006:

Summary Statements of Income
For the Three Months Ended December 31

	2007	2006

Operating revenues	$2,350	$2,104
Operating expenses	(2,038)	(1,788)
Operating income	312	316
Other income	2	12
Unrealized gain on derivative contracts, net	–	15
Interest expense, net	(331)	(292)
Net (loss) income	$(17)	$51

Sales (millions of kWh)	40,441	39,515

Heating degree days (normal 1,311)	1,058	1,227
Cooling degree days (normal 64)	150	63
Combined degree days (normal 1,375)	1,208	1,290

Net loss for the three months ended December 31, 2007, was $17 million compared to net income of $51 million for the same period in 2006.  The $68 million change in net income was primarily attributable to:

•	A $250 million increase in operating expenses;

•	A $39 million increase in net interest expense resulting primarily from a change in ratemaking methodology relating to AFUDC;

•
A $15 million decrease in net unrealized gain on derivative contracts resulting primarily from a change in ratemaking methodology for gains and losses on certain derivative instruments used in call monetization transactions; and

•	A $10 million decrease in other income.

These items were partially offset by a $246 million increase in operating revenues.

Operating Revenues.  Operating revenues and sales of electricity for the three months ended December 31, 2007, and 2006, consisted of the following:

Operating Revenues and Sales of Electricity For the Three Months Ended December 31

	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2007	2006	Percent Change	2007	2006	Percent Change

Sales of Electricity
Municipalities and cooperatives	$1,905	$1,742	9.4%	30,182	30,907	(2.3%)
Industries directly served	392	302	29.8%	9,818	8,108	21.1%
Federal agencies and other	25	25	0.0%	441	500	(11.8%)
Other revenue	28	35	(20.0%)	–	–	–

Total	$2,350	$2,104	11.7%	40,441	39,515	2.3%

Significant items contributing to the $246 million increase in operating revenues included:

•
A $163 million increase in revenue from municipalities and cooperatives primarily due to the FCA.  The FCA provided $140 million in additional revenues with another $64 million primarily provided by fluctuations in rates related to certain types of energy programs and credits.  This increase was partially offset by decreased sales of 2.3 percent, which reduced revenue by $41 million; and

•
A $90 million increase in revenue from industries directly served primarily attributable to increased sales of 21.1 percent, the FCA and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits yielded $61 million, $18 million, and $11 million, respectively, in additional revenue.

These items were partially offset by a $7 million decrease in other revenue primarily due to decreased revenue from salvage sales and a gain on the sale of sulfur dioxide (“SO2”) emission allowances during the first quarter of 2007 not present in the first quarter of 2008.

A significant item contributing to the 926 million kilowatt-hour increase in electricity sales included a 1,710 million kilowatt-hour increase in sales to industries directly served.  This was mainly attributable to increased demand from TVA’s largest and second largest directly served industrial customers of 24.2 percent and 82.2 percent, respectively, to accommodate higher production levels at their facilities.  In addition, aggregate demand from a few other large directly served industrial customers increased 26.0 percent as a result of changes in product mix and higher production levels at their facilities.

This increase in sales to industries directly served was partially offset by:

•
A 725 million kilowatt-hour decrease in sales to municipalities and cooperatives largely due to a significant decrease in unbilled sales, which consist primarily of residential sales, firm sales, and distribution losses.  Sales to municipalities and cooperatives react more to weather than other categories of sales because residential demand is more weather sensitive.  For the first quarter of 2008, there was a decrease in combined degree days of 82 days, or 6.4 percent.

•	A 59 million kilowatt-hour decrease in sales to Federal agencies and other.
°	This decrease was due to an 86 million kilowatt-hour decrease in off-system sales mainly reflecting decreased generation available for sale.

°
The decrease in off-system sales was partially offset by a 27 million kilowatt-hour increase in sales to directly served federal agencies largely attributable to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

Operating Expenses. Operating expenses for the three months ended December 31, 2007, and 2006, consisted of the following:

Operating Expenses For the Three Months Ended December 31

	2007	2006	Percent Change

Fuel and purchased power	$935	$739	26.5%
Operating and maintenance	592	563	5.2%
Depreciation, amortization, and accretion	390	356	9.6%
Tax equivalents	121	108	12.0%
Loss on asset impairment	–	22	(100.0%)
Total operating expenses	$2,038	$1,788	14.0%

Significant drivers contributing to the $250 million increase in total operating expenses included:

•	A $196 million increase in Fuel and purchased power expense.

°	This increase was due to a $153 million increase in purchased power expense and a $43 million increase in fuel expense.

–	The increase in purchased power expense resulted from:

•	An increase in the average purchase price of 20.4 percent, which resulted in $77 million in additional expense;

•	An increase in the volume of purchased power of 40.7 percent, which resulted in $55 million in additional expense; and

•	An increase in the FCA net deferral and amortization for purchased power expense of $21 million.

–	The increase in fuel expense resulted from:

•	An increase in the net commercial generation of 7.7 percent, which resulted in $43 million in additional expense; and

•	An increase in the FCA net deferral and amortization for fuel expense of $43 million.

–	The increase in fuel expense was partially offset by a 7.0 percent lower aggregate fuel cost per kilowatt-hour net thermal generation, which reduced fuel expense by $43 million.

•	A $34 million increase in Depreciation, amortization, and accretion expense.

°	This increase was a result of a $34 million increase in depreciation expense.

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

•	A $29 million increase in Operating and maintenance expense.

°	This increase was mainly a result of:

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $36 million largely due to:

•	An increase in outage days of 173 days as a result of one more planned outage and a change in the nature and scope of the outages during the first quarter of 2008,

•	Significant repair work on Unit 3 at Paradise Fossil Plant not present in the first quarter of 2007, and

•	The operation of two additional combustion turbine units not operated during the first quarter of 2007; and

–	Increased routine operating and maintenance costs at nuclear plants of $19 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the first quarter of 2007,

•	Timing of contractor work and materials purchased, and

•	Timing of mid-cycle and forced outages.

°	These items were partially offset by:

–	Decreased pension costs of $15 million mainly as a result of a 0.35 percent higher discount rate used during the first quarter of 2008; and

–	A decrease in the FCA net deferral and amortization for operating and maintenance expense of $3 million.

•
A $13 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments were partially offset by a $22 million decrease in Loss on asset impairment.  There was no Loss on asset impairment during the first quarter of 2008.  During the first quarter of 2007, a $22 million Loss on asset impairment was recorded as a result of a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $5 million related to other Construction in progress assets.  See Note 6.

Other Income.  The $10 million decrease in Other income was largely due to decreased interest income from short-term investments and decreased interest earnings on the collateral deposit funds held by TVA.  These items were partially offset by a payment received by TVA in connection with a False Claims Act suit.

Unrealized Gain on Derivative Contracts, Net.  The $15 million decrease in Unrealized gain on derivative contracts, net was attributable to a change in ratemaking methodology.  Beginning in 2008, TVA began using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The values of the swaps and swaptions for the first quarter of 2008 were recorded on TVA’s balance sheet and no income was recognized.  However, TVA recognized $15 million as Unrealized gain on derivative contracts, net for the first quarter of 2007.

Interest Expense.  Interest expense, outstanding debt, and interest rates for the three months ended December 31, 2007, and 2006, consisted of the following:

Interest Expense For the Three Months Ended December 31
	2007	2006	Percent Change

Interest on debt	$329	$336	(2.1%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(3)	(49)	(93.9%)
Net interest expense	$331	$292	13.4%

	(percent)
	2007	2006	Percent Change
Interest rates (average)
Long-term	5.96	5.94	0.3%
Discount notes	4.59	5.25	(12.6%)
Blended	5.87	5.87	0.0%

Significant items contributing to the $39 million increase in net interest expense included:

•
A $46 million decrease in AFUDC and nuclear fuel expenditures primarily due to a change in ratemaking methodology.  TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but beginning in 2008, interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria are no longer capitalized as AFUDC, remain in the Statement of Income, and will be recovered in current year rates as a component of interest expense;

•	An increase in the average long-term interest rate from 5.94 percent during the first quarter of 2007 to 5.96 percent during the same period in 2008; and

•	An increase of $499 million in the average balance of long-term outstanding debt in 2008.

These items were partially offset by:

•	A decrease in the average discount notes interest rate from 5.25 percent during the first quarter of 2007 to 4.59 percent during the same period in 2008; and

•	A decrease of $852 million in the average balance of discount notes outstanding in 2008.

Off-Balance Sheet Arrangements

TVA has entered into one transaction that could constitute an off-balance sheet arrangement.  In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the quarter ended December 31, 2007.  Power purchases for the first quarter of 2008 under the agreement amounted to $27 million, and the remaining financial commitment under this agreement is $5.2 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

Critical Accounting Policies and Estimates

           The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Annual Report for a discussion of TVA’s critical accounting policies.  TVA’s critical accounting policies are also discussed in Note 1 of the Notes to the Annual Report and in Note 1 of the Notes to this Quarterly Report.

TVA’s power rates are not subject to regulation through a public service commission or other similar entity.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are likely to be recovered in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are likely to be recovered by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are likely to be recovered.  This determination reflects the current regulatory, commercial, and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises–Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.

Changes in Ratemaking

TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but beginning on October 1, 2007, interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest cost associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria is no longer capitalized as AFUDC, remains in the Statement of Income, and will be recovered in current year rates as a component of interest expense.  As a result of the new policy, TVA recorded a total of $3 million in AFUDC in the first quarter of 2008 compared to $49 million for the first quarter of 2007.

The TVA Board approved, beginning in 2008, using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  Had TVA not adopted this new accounting treatment, its net loss for the first quarter of 2008 would have decreased by $99 million.

New Accounting Standards and Interpretations

Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted the provisions contained within SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This standard requires employers to fully recognize within their financial statements the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans.  Specifically, the new standard requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Such changes are to be reported within comprehensive income of a business entity (except that regulated entities may report such changes as regulatory assets and/or liabilities in accordance with the provisions of SFAS No. 71), and within changes in net assets of a not-for-profit organization.

TVA’s 2007 adoption of SFAS No. 158 resulted in the recognition of the following amounts on its Balance Sheet at September 30, 2007: additional regulatory assets of $475 million (including the reclassification of $246 million in unamortized prior service cost previously classified as intangible assets) resulting in post-SFAS No. 158 benefit regulatory assets of $973 million; and additional pension and postretirement obligations of $330 million and $143 million, and $2 million classified as accumulated other comprehensive gain, resulting in post-SFAS No. 158 benefit obligations of $1,128 million.  The net amount of recognizing such amounts increased total assets and liabilities by $475 million at September 30, 2007.

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This standard provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  At this time, TVA is evaluating the requirements of this standard and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in this statement are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” At this time, TVA is evaluating the requirements of this standard and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

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

Legislative and Regulatory Matters

President’s Budget

On February 4, 2008, the Office of Management and Budget (“OMB”) transmitted the President’s proposed 2009 federal budget to Congress.  The proposed budget recommends allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2009.  Funding for TVA’s Office of the Inspector General is currently established by TVA.

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell of Kentucky introduced the Access to Competitive Power Act of 2007 in the Senate.  Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service.  With regard to TVA, the bill would generally provide, among other things, that:

(1)
The anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded;

(2)
Distributors that have given termination notices to TVA on or before December 31, 2006, would have express authority under federal law to receive partial requirements from TVA and elect, not later than 180 days after enactment, to rescind the termination notice “without the imposition of a reintegration fee or any similar fee;”

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

Environmental Matters

In May 2007, the TVA Board approved a Strategic Plan which addresses the changing business environment and sets a new direction for TVA to remain economically viable and fulfill its stated mission.  This Strategic Plan focuses on TVA’s performance in five broad areas and establishes general guidelines for each area.  Due to the increasing environmental requirements and expectations coupled with challenges and opportunities related to natural resources, TVA is re-evaluating its high-level environmental policy to align with and execute the direction in the 2007 TVA Strategic Plan.  TVA has contracted the services of a consulting firm to assist TVA in updating its environmental policy and developing TVA’s renewable strategy.

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

The Tennessee Department of Environment and Conservation (“TDEC”) has placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant on its draft 2008 list of impaired streams.  This list is known as the 303d List after the section in the Clean Water Act that established these requirements.  Section 303d of the Clean Water Act requires states to develop and report to the EPA on a two-year cycle a list of waters that are "water quality limited" or are expected to not meet water quality standards in the next two years and need additional pollution controls.  This section of Barkley Reservoir had not been listed previously.  The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs on the U. S. Army Corps of Engineers' (“Corps”) Wolf Creek and Center Hill dams coupled with the most severe drought on record in the region.  The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill dams may impact the generation of electricity from TVA's Cumberland and Gallatin fossil plants. TVA is working with the Corps and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.

Legal

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $27 million with respect to the proceedings described below as of December 31, 2007, as well as approximately $8 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Global Warming Cases.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance. The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies. The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire. The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade. In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts. The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”). Oral argument was held before the Second Circuit on June 7, 2006. On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.

Case Involving Alleged Modifications to the Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and implementing regulations at TVA’s Colbert Fossil Plant (“Colbert”), a coal-fired electric generating facility located in Tuscumbia, Alabama. The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining preconstruction permits (in alleged violation of the Prevention of Significant Deterioration (“PSD”) program and the Nonattainment New Source Review (“NNSR”) program) and without complying with emission standards (in alleged violation of the New Source Performance Standards (“NSPS”) program). The plaintiffs seek injunctive relief; civil penalties of $25,000 per day for each violation on or before January 30, 1997, and $27,500 per day for each violation after that date; an order that TVA pay up to $100,000 for beneficial mitigation projects; and costs of litigation, including attorney and expert witness fees. On November 29, 2005, the district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA. On January 17, 2006, the district court dismissed the action, on the basis that the plaintiffs failed to provide adequate notice of NSPS claims and that the statute of limitations curtailed the PSD and NNSR claims. The plaintiffs appealed to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) on January 25, 2006.  In an October 4, 2007 decision, the Eleventh Circuit affirmed dismissal of the lawsuit.  In January 2008, the plaintiffs filed a petition for a writ of certiorari, asking the United States Supreme Court to hear an appeal of the Eleventh Circuit’s decision.

Case Involving Alleged Modifications to Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee. In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds. The plaintiffs’ motion for reconsideration was denied, and they appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). Friend of the court briefs supporting the plaintiffs’ appeal have been filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania. Several Ohio utilities filed a friend of the court brief supporting TVA. Briefing of the appeal to the Sixth Circuit was completed in May 2006. Oral argument was held on September 18, 2006, and a panel of three judges issued a decision reversing the dismissal on March 2, 2007. TVA requested that the full Sixth Circuit rehear the appeal, but the Sixth Circuit denied this request.  A scheduling order has been entered by the district court on remand, setting the case for trial on August 11, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems, such as scrubbers and selective catalytic reduction systems, on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit. On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule. The case was remanded to the district court for further proceedings. On April 5, 2007, the plaintiffs moved for summary judgment. TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes. This rulemaking proceeding is ongoing. On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs have responded, and TVA’s expects the district court to decide whether or not to conduct a hearing on the matter.  If EPA approves Alabama’s de minimis rule, the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements as Colbert, this plant may be affected by the decision in this case.  The proposed de minimis rule change would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  On April 3, 2006, TVA moved to dismiss the suit on grounds that the case is not suitable for judicial resolution because of separation of powers principles, including the fact that these matters are based on policy decisions left to TVA’s discretion in its capacity as a government agency and thus are not subject to tort liability (the “discretionary function doctrine”), as well as the Supremacy Clause. In July 2006, the court denied TVA’s motion and set the trial for the term of court beginning October 2007. On August 4, 2006, TVA filed a motion requesting permission to file an interlocutory appeal with the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”), which the district court granted on September 7, 2006. On September 21, 2006, TVA petitioned the Fourth Circuit to allow the interlocutory appeal. The Fourth Circuit granted the petition, but the district court did not stay the case during the appeal. Briefing of the interlocutory appeal to the Fourth Circuit was completed in January 2007, and oral argument was held on October 31, 2007. On July 2, 2007, North Carolina filed with the district court a motion for partial summary judgment addressing certain of TVA’s defenses.  On July 31, 2007, and August 20, 2007, TVA filed two separate motions for summary judgment, seeking dismissal of the lawsuit.  The trial before the district court previously scheduled for the term of court beginning October 2007 has been canceled and has not yet been rescheduled.  On January 31, 2008, the Fourth Circuit affirmed the denial of TVA’s motion to dismiss.  TVA has not yet decided whether to seek a rehearing before the full Fourth Circuit.

Case Involving North Carolina’s Petition to the EPA.  In 2005, the State of North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) emitted by coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located. In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the United States Court of Appeals for the District of Columbia Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

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

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract. Warren then entered into an arrangement with East Kentucky Power Cooperative, Inc. (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky then asked TVA to provide transmission service to East Kentucky for its service to Warren. TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren. TVA did not agree and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections. In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system. On August 11, 2006, TVA filed an appeal in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of this order on the grounds that this order violated the anti-cherrypicking provision. On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination. On May 3, 2007, East Kentucky filed a motion with FERC to terminate the FERC proceeding on grounds of mootness. TVA has also filed a motion with FERC to vacate all orders issued in the proceeding.  On December 12, 2007, FERC granted the motion to terminate the proceeding, but denied the motion to vacate its previous orders.

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

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, the engineering and construction contractors, Bechtel Power Corporation and Stone & Webster Construction, Inc., respectively, are to share in a team incentive fee pool funded from cost savings for the respective workscopes.  The contracts provide that each contractor’s maximum payment from this pool will be as much as $38 million, for a maximum total payout under both contracts of $76 million.  The contractors have taken the position that they should each receive the maximum payment.  Currently, TVA has calculated each contractor’s share at $12,371,405, for a total payout under both contracts of $24,742,810.  TVA and the contractors have agreed to nonbinding mediation of the matter.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated, but TVA is unable to estimate any such amount at this time.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7. From 2002 to 2005, the unit’s ducts allowed SO2 and NOx to escape into the air. TVA repaired the ductwork in 2005, and the problem has been resolved. TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA's estimate of potential monetary sanctions is included in the accrued amount listed above.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, and Hilary Lambert filed a petition with the EPA raising objections to the conditions of TVA’s current Clean Air Act permit at the Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  The current permit continues to remain in effect.  It is unclear whether or how the plant’s permit might be modified as a result of this proceeding.

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

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy. The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions. The Supreme Court held that the test for emission increases under the NSR program does not have to be the same as the test under EPA’s New Source Performance Standard program.  In light of the decision it appears that under EPA’s PSD regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard. Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions. Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be. The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal but may be reviewed by the U.S. Supreme Court). These cases are discussed in more detail above. The Supreme Court’s holding could undermine one of TVA’s defenses in these cases, although TVA has other available defenses. Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

Management Changes

TVA Board Nominations

On December 31, 2007, Congress adjourned without the Senate having voted upon President George W. Bush’s nominations of Susan Richardson Williams, Thomas C. Gilliland, and Bishop William Graves to the TVA Board.  Because Congress adjourned and their nominations were not approved, Ms. Williams and Bishop Graves are no longer directors of TVA.  As a result of these vacancies and a previous vacancy which Mr. Gilliland had been nominated to fill, there are currently six directors on the Board.  Under the TVA Act, while the TVA Board may have up to nine directors, a quorum for transacting business is five directors.

New Vice President and Controller Named

On December 4, 2007, TVA announced the appointment of John M. Thomas III as Vice President and Controller and its Chief Accounting Officer, effective January 7, 2008.  He succeeded Randall P. Trusley, who retired from TVA effective January 4, 2008.

Mr. Thomas is responsible for the development and maintenance of TVA accounting policies and practices, compliance with SEC reporting requirements including disclosures, internal controls, and financial reports, development of policy and methods for business planning, budgeting and financial management, and ensuring consistency with TVA financial policy.  In addition, he provides oversight and analysis of financial and performance reporting and serves as the primary management point of contact for the Audit and Ethics Committee.

Executive Vice President, Power System Operations Retirement

W. Terry Boston, TVA’s Executive Vice President, Power System Operations, retired from TVA on February 1, 2008.  Mr. Boston had worked at TVA for almost 36 years.  He left TVA to become the president and chief executive officer of PJM Interconnection, which operates a large centrally dispatched electric grid in the eastern United States.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness and the design of TVA’s disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions about required disclosure.

TVA management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and that no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

TVA’s controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives will be met. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 in this Quarterly Report for a discussion of legal proceedings affecting TVA.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed under Item 1A in the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In accordance with the Board’s September 27, 2007 approval of its Audit and Ethics Committee’s recommendation, Ernst & Young LLP became TVA’s independent registered public accounting firm beginning December 12, 2007.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
10.1	TVA Discount Notes Selling Group Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2008

                                              TENNESSEE VALLEY AUTHORITY
                                              (Registrant)

                                              By:  /s/ Tom D. Kilgore
                                             Tom D. Kilgore
                                             President and Chief Executive Officer
                                             (Principal Executive Officer)

                                             By:  /s/ Kimberly S. Greene
                                            Kimberly S. Greene
                                            Chief Financial Officer and Executive
                                                Vice President, Financial Services
                                           (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee
10.1	TVA Discount Notes Selling Group Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer