Form 10-Q
period 2008-03-31
Tennessee Valley Authority
filed 2008-05-12
CIK 1376986

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-52313

TENNESSEE VALLEY AUTHORITY
(Exact name of registrant as specified in its charter)

A corporate agency of the United States created by an act of Congress (State or other jurisdiction of incorporation or organization)	62-0474417 (IRS Employer Identification No.)

400 W. Summit Hill Drive Knoxville, Tennessee (Address of principal executive offices)	37902 (Zip Code)

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

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,
–	The sole authority of the TVA board of directors to set power rates,
–	Various environmental and nuclear matters including laws, regulations, and administrative orders restricting carbon emissions and preferring certain fuels over others,
–	TVA’s management of the Tennessee River system,
–	TVA’s credit rating, and
–	TVA’s debt ceiling;
•	Loss of customers;
•	Performance of TVA’s generation and transmission assets;
•	Availability of fuel supplies;
•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings;
•	Weather conditions, including drought;
•	Failure of transmission facilities;
•	Events at any nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, or its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;

•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

Additionally, other risks that may cause actual results to differ from the predicted results are set forth in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report, in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations in TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (“Annual Report”), and in other filings TVA makes from time to time with the Securities and Exchange Commission (“SEC”).  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	March 31		March 31
	2008	2007	2008	2007
Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,011	$1,922	$3,916	$3,664
Industries directly served	382	301	774	603
Federal agencies and other	33	26	58	51
Other revenue	28	31	56	66
Total operating revenues	2,454	2,280	4,804	4,384

Operating expenses
Fuel and purchased power	971	824	1,906	1,563
Operating and maintenance	570	576	1,162	1,139
Depreciation, amortization, and accretion	392	382	782	738
Tax equivalents	117	109	238	217
Loss on asset impairment	–	–	–	22
Total operating expenses	2,050	1,891	4,088	3,679
Operating income	404	389	716	705
Other (expense) income, net (Note 1)	(3)	15	(1)	27
Unrealized gain on derivative contracts, net (Note 1)	–	16	–	31
Interest expense
Interest on debt	328	339	657	675
Amortization of debt discount, issue, and reacquisition costs, net	5	5	10	10
Allowance for funds used during construction and nuclear fuel expenditures	(5)	(50)	(8)	(99)
Net interest expense	328	294	659	586

Net income	$73	$126	$56	$177

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

	March 31	September 30
	2008	2007
ASSETS
Current assets	(Unaudited)
Cash and cash equivalents	$760	$165
Restricted cash and investments (Note 1)	90	150
Accounts receivable, net (Note 1)	1,293	1,453
Inventories and other	771	663
Total current assets	2,914	2,431

Property, plant, and equipment
Completed plant	39,152	38,811
Less accumulated depreciation	(16,441)	(15,937)
Net completed plant	22,711	22,874
Construction in progress	1,513	1,282
Nuclear fuel and capital leases	722	672
Total property, plant, and equipment, net	24,946	24,828

Investment funds	1,054	1,169

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	2,934	3,130
Other regulatory assets	2,108	1,969
Subtotal	5,042	5,099
Other long-term assets	817	375
Total regulatory and other long-term assets	5,859	5,474

Total assets	$34,773	$33,902

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$902	$1,199
Collateral funds held	115	157
Accrued interest	427	406
Current portion of lease/leaseback obligations	41	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	568	1,422
Current maturities of long-term debt (Note 3)	2,631	90
Total current liabilities	4,790	3,423

Other liabilities
Other liabilities	2,241	2,067
Regulatory liabilities (Note 1)	648	83
Asset retirement obligations	2,249	2,189
Lease/leaseback obligations	1,000	1,029
Energy prepayment obligations (Note 1)	980	1,032
Total other liabilities	7,118	6,400

Long-term debt, net (Note 3)	19,897	21,099

Total liabilities	31,805	30,922

Commitments and contingencies

Proprietary capital
Appropriation investment	4,733	4,743
Retained earnings	1,989	1,939
Accumulated other comprehensive loss (Note 2)	(67)	(19)
Accumulated net expense of stewardship programs	(3,687)	(3,683)
Total proprietary capital	2,968	2,980

Total liabilities and proprietary capital	$34,773	$33,902

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended March 31
(in millions)

	2008	2007

Cash flows from operating activities
Net income	$56	$177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	792	748
Nuclear refueling outage amortization	50	39
Loss on asset impairment	–	22
Amortization of nuclear fuel	88	59
Non-cash retirement benefit expense	71	101
Net unrealized gain on derivative contracts	–	(31)
Prepayment credits applied to revenue	(53)	(53)
Fuel cost adjustment deferral	(2)	(36)
Other, net	23	(5)
Changes in current assets and liabilities
Accounts receivable, net	347	210
Inventories and other	(55)	(110)
Accounts payable and accrued liabilities	(329)	(97)
Accrued interest	21	9
Pension contributions	(37)	(37)
Refueling outage costs	(85)	(77)
Other, net	(6)	26
Net cash provided by operating activities	881	945

Cash flows from investing activities
Construction expenditures	(656)	(712)
Combustion turbine asset acquisitions	–	(98)
Nuclear fuel expenditures	(147)	(83)
Change in restricted cash and investments	43	4
Purchases of investments, net	2	2
Loans and other receivables
Advances	(4)	(4)
Repayments	6	8
Proceeds from sale of receivables/loans	–	2
Other, net	–	1
Net cash used in investing activities	(756)	(880)

Cash flows from financing activities
Long-term debt
Issues	1,602	28
Redemptions and repurchases	(214)	(464)
Short-term debt, net	(854)	262
Payments on lease/leaseback financing	(24)	(18)
Payments on equipment financing	(7)	(7)
Financing costs, net	(13)	–
Payments to U.S. Treasury	(20)	(20)
Net cash provided by (used in) financing activities	470	(219)

Net change in cash and cash equivalents	595	(154)
Cash and cash equivalents at beginning of period	165	536

Cash and cash equivalents at end of period	$760	$382

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
(in millions)

For the three months ended March 31, 2008 and 2007

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)
Balance at December 31, 2006 (Unaudited)	$4,758	$1,613	$28	$(3,674)	$2,725
Net income (loss)	–	128	–	(2)	126	$126
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 2)	–	–	(22)	–	(22)	(22)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2007 (Unaudited)	$4,753	$1,736	$6	$(3,676)	$2,819	$104

Balance at December 31, 2007 (Unaudited)	$4,738	$1,919	$(23)	$(3,685)	$2,949
Net income (loss)	–	75	–	(2)	73	$73
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 2)	–	–	(44)	–	(44)	(44)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2008 (Unaudited)	$4,733	$1,989	$(67)	$(3,687)	$2,968	$29

For the six months ended March 31, 2008 and 2007

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)
Balance at September 30, 2006	$4,763	$1,565	$43	$(3,672)	$2,699
Net income (loss)	–	181	–	(4)	177	$177
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive loss (Note 2)	–	–	(37)	–	(37)	(37)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2007 (Unaudited)	$4,753	$1,736	$6	$(3,676)	$2,819	$140

Balance at September 30, 2007	$4,743	$1,939	$(19)	$(3,683)	$2,980
Net income (loss)	–	60	–	(4)	56	$56
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive loss (Note 2)	–	–	(48)	–	(48)	(48)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2008 (Unaudited)	$4,733	$1,989	$(67)	$(3,687)	$2,968	$8

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

Substantially all TVA revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately 8.8 million people.  The power program has historically been separate and distinct from the stewardship programs.  The power program is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  Before 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations.  These programs are now funded with power revenues except for certain stewardship activities that generate various revenues and user fees.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Accordingly, stewardship assets and properties are included as part of the power program, TVA’s only operating segment.

           Power rates are established by the TVA board of directors (“TVA Board”) as authorized by the TVA Act.  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes (“tax equivalent payments”); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Facility Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to the prior approval of or subsequent review by any state or federal regulatory body.

Basis of Presentation

TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2007, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (“Annual Report”).

TVA recorded a $3 million expense during the first quarter of 2008 related to litigation pending during the fourth quarter of 2007.  This charge is included in Operating and maintenance expense on the Statement of Income for the six months ended March 31, 2008.

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

TVA adjusted the estimated fuel cost adjustment (“FCA”) made at September 30, 2007, to the actual amount of the September 30, 2007, FCA during the first quarter of 2008.  The result of this reconciliation between the estimated amount and the actual amount was an additional charge of $14 million which is included in Fuel and purchased power expense on the March 31, 2008, Statement of Income.

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

Reclassifications

Reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.  Certain activities associated with the operation of service organizations which provide maintenance and testing services and which are not directly associated with the revenue derived from power operations were previously reported as Other revenue.  Losses associated with these activities of approximately $3 million have been reclassified as Other (expense) income, net for the three and six months ended March 31, 2007.  In addition, asset impairment losses of $22 million for the six months ended March 31, 2007, have been reclassified from Operating and maintenance to Loss on asset impairment to more accurately reflect the nature of the expenses.  See Note 7.

These reclassifications have no effect on previously reported net income and net cash flows.

Restricted Cash and Investments

As of March 31, 2008, and September 30, 2007, TVA had $90 million and $150 million, respectively, in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement.  This resulted in the funds being reported in Restricted cash and investments.

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables.

Accounts Receivable

	At March 31 2008	At September 30 2007
Power receivables billed	$246	$316
Power receivables unbilled	840	1,113
Fuel cost adjustment-current	184	–
Total power receivables	1,270	1,429
Other receivables	25	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,293	$1,453

Beginning with the first quarter of 2008, TVA reclassified a portion of the unbilled FCA from a long-term regulatory asset to accounts receivable to more accurately reflect the nature and timing of the collection of these costs from its customers.  At September 30, 2007, the FCA was $197 million, of which $187 million was to be collected from customers within one year.  The remaining $10 million was to be collected after the one-year period.  See Cost-Based Regulation in this Note 1.

Cost-Based Regulation

Regulatory assets and regulatory liabilities are classified under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), and are included in Accounts receivable, net, Deferred nuclear generating units, Other regulatory assets, and Regulatory liabilities and as an offset to Property, plant, and equipment on the March 31, 2008, and September 30, 2007, Balance Sheets.

TVA’s regulatory assets and liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities

	At March 31 2008	At September 30 2007

Regulatory Assets:
Unfunded benefit costs	$929	$973
Nuclear decommissioning costs	577	419
Debt reacquisition costs	200	210
Deferred losses relating to TVA’s financial trading program	–	8
Deferred outage costs	131	96
Deferred capital lease asset costs	57	66
Unrealized losses on certain swap and swaption contracts	199	–
Fuel cost adjustments	15	197
Subtotal	2,108	1,969
Deferred nuclear generating units	2,934	3,130
Subtotal	5,042	5,099
Fuel cost adjustment receivable	184	–

Total	$5,226	$5,099

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$540	$16
Capital lease liabilities	58	67
Deferred gains relating to TVA’s financial trading program	50	–
Subtotal	648	83
Reserve for future generation	72	74

Total	$720	$157

During the first quarter of 2008, TVA reclassified a portion of its FCA regulatory asset from a long-term to a short-term asset.  The reclassification was due to TVA’s experience that a substantial portion of deferred FCA costs is billed within a 12-month period.  This reclassification more closely reflects the cash flows related to collection of the FCA.  The current portion of the FCA of $184 million is included in Accounts receivable at March 31, 2008.  The remaining FCA balance of $15 million continues to be reported as a Regulatory asset.

           In the first quarter of 2008, TVA began using regulatory accounting treatment to defer the unrealized mark-to-market gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is still recorded on TVA’s balance sheet with realized gains or losses on these contracts recorded in TVA's income statement.  The deferred unrealized loss on the value of the swaps and swaptions was $199 million for the first two quarters of 2008 and is included as a Regulatory asset on the March 31, 2008, Balance Sheet.  See Swaps and Swaptions in this Note 1.

TVA established a reserve for future generation funded by power customers which is also classified as a regulatory liability.  Because of the nature of the reserve, it is considered as an offset to Property, plant, and equipment on the March 31, 2008, and September 30, 2007, Balance Sheets.

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity in TVA’s service area.  Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget.  Collections for the three months and six months ended March 31, 2007, amounted to $13 million and $21 million, respectively.  Total collections for the year ended September 30, 2007, amounted to $76 million.  These amounts were recorded as a regulatory liability on the March 31, 2007, and September 30, 2007, Balance Sheets, respectively, as a component of Completed plant.  Following the purchase of two combustion turbine facilities, these funds were applied as credits to Completed plant and are reflected on the September 30, 2007, Balance Sheet.  The funds collected for future generation are being amortized to revenue in order to match revenue with the corresponding depreciation expense of the facilities on the Statement of Income.  This revenue recognition process began when the facilities were placed into service.  The reserve for future generation was not extended beyond 2007.  The balance of the reserve for future generation was $72 million at March 31, 2008, and $74 million at September 30, 2007.  TVA recognized revenue of $1 million during both the first and second quarters of 2008 consistent with the manner in which the related assets are being depreciated.

Energy Prepayment Obligations

Prior to 2005, TVA entered into sales agreements with 36 customers for 54.5 discounted energy units totaling $54.5 million.  Total credits applied to power billings on a cumulative basis from these arrangements through March 31, 2008, exceeded $28.6 million.  Of this amount, over $1 million was recognized as revenue for each of the six month periods ended March 31, 2008, and 2007.

In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years.  The amount of the prepayment was $1.5 billion.  The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period.  Total credits applied to power billings on a cumulative basis through March 31, 2008, exceeded $440 million.  Of this amount, $25 million was recognized as revenue for each of the six month periods ended March 31, 2008, and 2007.  These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.

At March 31, 2008, and September 30, 2007, obligations for these energy prepayments were $1,086 million and $1,138 million, respectively.  These amounts are included in Energy prepayment obligations and Current portion of energy prepayment obligations on the March 31, 2008, and September 30, 2007, Balance Sheets.

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

During the second quarter of 2008, TVA’s total asset retirement obligation (“ARO”) increased $30 million due to accretion expense.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and polychlorinated biphenyls (“PCBs”), was expensed during the second quarter of 2008.  During the second quarter of 2007, TVA’s total ARO increased $105 million. The increase was comprised of $83 million in new AROs plus $22 million in ARO expense (accretion of the liability).

During the first six months of 2008, TVA’s total ARO increased $60 million due to accretion expense, $46 million related to nuclear ARO accretion and $14 million related to non-nuclear ARO accretion.  For the first six months of 2007, TVA’s total ARO increased $127 million. The increase was comprised of $83 million in new AROs plus $44 million in ARO expense (accretion of the liability).

Reconciliation of Asset Retirement Obligation Liability

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Balance at beginning of period	$2,219	$2,007	$2,189	$1,985

Changes in nuclear estimates to future cash flows	–	82	–	82
Non-nuclear additional obligations	–	1	–	1
	–	83	–	83
Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	23	15	46	30
Non-nuclear accretion (charged to expense)	7	7	14	14
	30	22	60	44

Balance at end of period	$2,249	$2,112	$2,249	$2,112

Other (Expense) Income, Net

Other (expense) income, net is comprised of the following:

Other (Expense) Income, Net

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Interest income	$5	$9	$10	$20
External services	3	–	3	3
Unrealized (losses) gains on investments	(11)	–	(23)	1
Claims settlement	–	–	8	–
Miscellaneous	–	6	1	3

Total other (expense) income, net	$(3)	$15	$(1)	$27

Allowance for Funds Used During Construction

           TVA capitalizes interest as an allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories.  TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized beginning in 2008 only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years in duration. The adoption of this new criteria has greatly reduced the number of qualifying projects, which was approximately 800 at September 30, 2007.  During the first six months of 2008, only one project — Watts Bar Nuclear Plant Unit 2 — met the new AFUDC criteria.  The project base for the year ending September 30, 2007, averaged approximately $2.7 billion.  By contrast, the project base for the six months ending March 31, 2008, averaged approximately $26 million.

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

These call monetization transactions result in long-term liabilities until such time as TVA repurchases the option or until the option matures.  These liabilities are marked to market each quarter.  In accordance with the accounting policy that was in effect on September 30, 2007, the changes in the value of these liabilities were reported as unrealized gains or losses through TVA’s income statement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The volatility of the valuations resulted in the recognition of sizable amounts of non-cash expense or income, which affected net income.

The TVA Board approved, beginning in 2008, the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions in order to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle. This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  The deferred unrealized loss on the value of the swaps and swaptions was $100 million and $199 million for the second quarter and first six months of 2008, respectively.  The deferred loss of $199 million is included as a Regulatory asset on the March 31, 2008, Balance Sheet.

Impact of New Accounting Standards and Interpretations

Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted the provisions contained within SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to fully recognize within their financial statements the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans.  Specifically, SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Such changes are to be reported within comprehensive income of a business entity (except that regulated entities may report such changes as regulatory assets and/or liabilities in accordance with the provisions of SFAS No. 71), and within changes in net assets of a not-for-profit organization.

TVA’s 2007 adoption of SFAS No. 158 resulted in the recognition of the following amounts on its Balance Sheet at September 30, 2007: additional regulatory assets of $475 million (including the reclassification of $246 million in unamortized prior service cost previously classified as intangible assets) resulting in post-SFAS No. 158 benefit regulatory assets of $973 million; and additional pension and postretirement obligations of $330 million and $143 million, and $2 million classified as accumulated other comprehensive gain, resulting in post-SFAS No. 158 benefit obligations of $1,128 million.  The recognition of such amounts increased total assets and liabilities by $475 million at September 30, 2007.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  Provisions of SFAS No. 157 were to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008,  the FASB issued FASB Staff Position (“FSP”) FAS 157-2, "Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of SFAS No. 157. At this time, TVA is evaluating the requirements of SFAS No. 159 and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Offsetting Amounts.  On April 30, 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN No. 39-1”), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” FIN No. 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133.  FIN No. 39-1 also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted.  At this time, TVA is evaluating the requirements of FIN No. 39-1 and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  TVA currently includes many of the disclosures now required by SFAS No. 161 but does not plan to early adopt the requirements of the new standard.  The effective date of adoption for TVA is the second quarter of 2009.

2.  Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of other comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources.  The decrease in other comprehensive income for the three months and six months ended March 31, 2008, and 2007, was primarily due to unrealized losses related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive Income (Loss) Activity

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Accumulated other comprehensive (loss) income at beginning of period	$(23)	$28	$(19)	$43
Changes in fair value:
Foreign currency swaps	(44)	(30)	(48)	(46)
Inflation swap	–	8	–	9
Accumulated other comprehensive (loss) income at end of period	$(67)	$6	$(67)	$6

Note:
Foreign currency swap changes are shown net of reclassifications from other comprehensive income to earnings. The amounts reclassified from other comprehensive income resulted in a charge to earnings of $37 million for the first two quarters of 2008 and an increase to earnings of $57 million for the first two quarters of 2007.

3. Debt Securities

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time. Debt outstanding at March 31, 2008, and September 30, 2007, including translation losses of $262 million and $299 million, respectively, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At March 31 2008	At September 30 2007
Short-term debt
Discount notes (net of discount)	$568	$1,422
Current maturities of long-term debt	2,631	90
Total short-term debt, net	3,199	1,512

Long-term debt
Long-term	20,098	21,288
Unamortized discount	(201)	(189)
Total long-term debt, net	19,897	21,099

Total outstanding debt	$23,096	$22,611

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2007, to March 31, 2008.

Debt Securities Activity

	Date	Amount	Interest Rate	Maturity	Callable
Issuances:

electronotes®	October 2007	$24	5.50%	October 2022	October 2008
	November 2007	17	4.80%	November 2014	November 2008
	First Quarter 2008	41

	January 2008	36	4.75%	January 2028	January 2012
	March 2008	25	4.50%	March 2018	March 2010
	Second Quarter 2008	61

2008 Series A	January 2008	500	4.88%	January 2048
2008 Series B	March 2008	1,000	4.50%	April 2018

Total		$1,602

Redemptions/Maturities:

electronotes®	First Quarter 2008	$–	NA
	Second Quarter 2008	197	5.11%

1998 Series D	March 2008	7	5.49%
1999 Series A	March 2008	10	5.62%

Total		$214

Note: electronotes® interest rate is a weighted average rate.

As of March 31, 2008, the 2008 reset rates on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) and the 1999 Series A Putable Automatic Rate Reset Securities (“1999 Series A Bonds”) were expected to be lower than the current rates on those issues.  The entire principal amount of $459 million of the 1998 Series D Bonds outstanding as of March 31, 2008, has been classified as current maturities of long-term debt.  It was determined in April 2008, that TVA would redeem only $102 million of the entire principal amount of $400 million of 1999 Series A Bonds.  TVA classified the $102 million amount as current maturities of long-term debt and the remaining $298 million continues to be classified as long-term debt on TVA’s March 31, 2008, Balance Sheet.

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

TVA has recorded the following amounts for its derivative instruments:

Mark-to-Market Values of Derivative Instruments

	At March 31 2008	At September 30 2007
Interest rate swaps:
$476 million notional	$(194)	$(115)
$28 million notional	(5)	(3)
$14 million notional	(3)	(1)

Currency swaps:
Sterling	35	63
Sterling	113	148
Sterling	47	69

Swaption - $1 billion notional	(383)	(269)

Coal contracts with volume options	540	16

Futures and options on futures:
Margin Cash Account*	27	18
Unrealized gains/(losses)	50	(8)

Note
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Program Activity table below.

TVA has a financial trading program under which TVA uses various physical and financial instruments, such as futures, swaps, options on futures, and options on swaps, to hedge TVA’s exposure to natural gas, fuel oil, and electricity prices.  At March 31, 2008, TVA had derivative positions outstanding under the program equivalent to about 3,506 natural gas contracts, made up of 2,207 futures contracts, 594 swaps contracts, and 705 options contracts.  See Derivative Positions Outstanding table below.  The derivative positions outstanding under the program had an approximate net market value of $269 million at March 31, 2008.  See Financial Trading Program Activity table below.

For the three months ended March 31, 2008, TVA recognized realized gains of $1 million, which were recorded as a decrease to purchased power expense.  For the six months ended March 31, 2008, TVA recognized realized losses of $5 million, which were recorded as an increase to purchased power expense.  Unrealized gains at March 31, 2008, were $50 million, representing an increase of $53 million for the quarter, which TVA deferred as a regulatory liability in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

At March 31, 2007, TVA’s derivative positions outstanding under the program had an approximate net market value of $33 million.  See Financial Trading Program Activity table below.  For the three and six months ended March 31, 2007, TVA recognized realized losses of about $3 million and $6 million, respectively, which were recorded as increases to purchased power expense.  Unrealized gains at March 31, 2007, were $2 million, representing an increase of $10 million for the quarter, which TVA deferred as a regulatory liability in accordance with the FCA rate mechanism.

Derivative Positions Outstanding At March 31

		2008			2007
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)
Natural gas futures	2,207	10,000	22,070,000	409	10,000	4,090,000

Natural gas swaps
Bilateral swaps (daily)	214	2,500	535,000	–	–	–
Bilateral swaps (daily)	305	5,000	1,525,000	–	–	–
Bilateral swaps (daily)	38	10,000	380,000	–	–	–
Bilateral swaps (daily)	30	30,000	900,000	–	–	–
Bilateral swaps (monthly)	7	100,000	700,000	–	–	–
Subtotal	594		4,040,000	–		–

Natural gas options
Bilateral options	95	10,000	950,000	–	–	–
Exchange traded options	610	10,000	6,100,000	–	–	–
Subtotal	705	10,000	7,050,000	–	–	–

Total	3,506		33,160,000	409		4,090,000

Financial Trading Program Activity For the Six Months Ended March 31

	2008		2007
	Notional Amount	Contract	Notional Amount	Contract
	(in mmBtu)	Value	(in mmBtu)	Value
Natural gas futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	22,620,000	188	6,580,000	49
Settled	(16,780,000)	(135)	(6,780,000)	(49)
Realized (losses)	–	(5)	–	(4)
Net positions-long	22,070,000	179	4,090,000	31

Natural gas swaps contracts
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	7,580,000	65	387,500	3
Floating portion - realized	(5,510,000)	(39)	(2,210,000)	(12)
Realized gains/(losses)	–	1	–	(2)
Net positions-long	4,040,000	39	–	–

Natural gas options contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	3,300,000	2	–	–
Puts sold	1,150,000	(1)	–	–
Positions closed or expired	(3,000,000)	(1)	–	–
Net positions-long	7,050,000	1	–	–

Holding (losses)/gains
Unrealized (loss) at beginning of period, net	–	(8)	–	(6)
Unrealized gains for the period	–	58	–	8
Unrealized gains at end of period, net	–	50	–	2

Financial positions at end of period, net	33,160,000	$269	4,090,000	$33

5.  Benefit Plans

           TVA sponsors a defined benefit pension plan that covers most of its full-time employees, a defined contribution plan that covers most of its full-time employees, a Supplemental Executive Retirement Plan (“SERP”) to provide additional benefits to specified individuals in addition to those available under the defined benefit pension plan, an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and other postemployment benefits such as workers’ compensation.

The following table provides the components of net periodic benefit cost for the plans.

TVA Benefit Plans

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31		Six Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$27	$30	$2	$2	$55	$61	$3	$3
Interest cost	130	123	7	6	261	247	14	12
Expected return on plan assets	(152)	(143)	–	–	(304)	(286)	–	–
Amortization of prior service cost	10	9	1	1	19	18	2	2
Recognized net actuarial loss	11	22	1	2	21	42	3	4
Net periodic benefit cost	$26	$41	$11	$11	$52	$82	$22	$21

The TVA Board approved $75 million in pension contributions for 2008 with scheduled contributions of $37 million and $38 million in March and September, respectively.  In addition, TVA is planning to make a $6 million contribution to the SERP in September 2008.  During the six months ended March 31, 2008, TVA made $37 million in contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $11 million during the six months ended March 31, 2008, to fund other benefits costs.

6. Workers’ Compensation

TVA provides workers’ compensation benefits in accordance with the requirements of the Federal Employers Compensation Act.  TVA recognizes the obligations related to these benefits on an actuarial basis as determined at the end of each fiscal year.  The discount rate utilized to value these benefits corresponds to the actuarial duration of the annual claims paid for all active cases, including compensation and medical benefits.  TVA has determined that such durations are best represented by an accumulation of claims which are concentrated around a particular 10-year period.  Accordingly, TVA utilizes a discount rate at the end of each fiscal year which corresponds to the U.S. Treasury 10-Year constant maturities rate as published by the Federal Reserve Bank.  At the end of 2007, TVA utilized a discount rate of 4.59 percent to actuarially value its 2007 workers’ compensation obligations.  During the six months ended March 31, 2008, the rate declined more than 100 basis points.  TVA, therefore, revised its 2008 estimated workers’ compensation expense utilizing the published rate of 3.44 percent for March 14, 2008.  TVA recognized an additional $23 million in workers’ compensation expense during the second quarter of 2008 and will make any necessary revisions to expense in future periods based on material changes that occur related to the rate of interest used by TVA to value such benefits.

7. Asset Impairment

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

8. Legal Proceedings

           TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $27 million with respect to the proceedings described below as of March 31, 2008, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Case Involving Alleged Violations of the New Source Review and New Source Performance Standard Regulations at Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and various Nonattainment New Source Review (“NNSR”) implementing regulations at Colbert, a coal-fired electric generating facility located in Tuscumbia, Alabama.  The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining a preconstruction permit and without complying with NNSR and New Source Performance Standard (“NSPS”) emission limits.  The plaintiffs seek injunctive relief and civil penalties.  The district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA and also dismissed the lawsuit on statute of limitations grounds, and the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed.  In January 2008, the plaintiffs filed a petition, asking the Supreme Court to review the Eleventh Circuit’s dismissal of the case.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee.  The district court dismissed the lawsuit on statute of limitations grounds.  The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), and the Sixth Circuit reversed the lower court.  The district court has set the case for trial on September 2, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, might influence similar litigation, if filed, in the future, and it is uncertain whether TVA would bear significant increased costs.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed suit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002.  The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  After the district court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit.  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the civil penalty demands, held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule, and remanded the case to the district court.  On August 27, 2007, the district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded, and the district court has decided to conduct a hearing on the matter.  EPA is considering Alabama’s de minimis rule, and, if it approves the rule, the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements as Colbert, this plant will likely be affected by the decision in this case.  The proposed Alabama de minimis rule would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA and certain other utilities in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages but rather a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  Both lawsuits were dismissed and are currently on appeal to the United States Court of Appeals for the Second Circuit.

Global Warming Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  The district court dismissed the case, and the plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the district court to impose caps on emissions from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  The district court has set a trial date of July 14, 2008.  TVA appealed the district court’s failure to dismiss this case to the full United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”).  The full Fourth Circuit denied TVA’s appeal, and TVA is considering whether to request that the Supreme Court hear the appeal.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract.  Warren then entered into an arrangement with East Kentucky Power Cooperative, Inc. (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky asked TVA to provide transmission service to East Kentucky for its service to Warren.  TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren.  TVA did not agree, and East Kentucky asked the Federal Energy Regulatory Commission (“FERC”) to order TVA to provide the interconnections.  In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system.  On August 11, 2006, TVA filed an appeal in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) seeking review of this order on the grounds that this order violated the anti-cherrypicking provision.  On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination.  On December 12, 2007, FERC terminated the proceeding but did not vacate its previous orders.  On January 17, 2008, TVA filed an unopposed motion to dismiss the D.C. Circuit appeal as moot.  The D.C. Circuit dismissed the case on January 29, 2008.

Case Involving Areva Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”).  AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant.  AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee seeking $25.8 million and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee.  On June 15, 2007, AREVA raised its claim for damages to $47.9 million.  Trial on the question of liability is scheduled to begin on September 29, 2008.  A second trial on the question of damages will be held later, if necessary.

Notification of Potential Liability for Ward Transformer Site.  EPA and a working group of potentially responsible parties (“PRPs”) have provided documentation showing that TVA sent electrical equipment containing PCBs to the Ward Transformer site in Raleigh, North Carolina.  Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million, which would be shared by the participants.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation and Stone & Webster Construction, Inc., respectively, are to share in a team incentive fee pool funded from cost savings based on underruns in the budgets for their respective work scopes.  The contracts provide that the fee pool could not exceed $100 million regardless of the actual savings involved, and the savings would be allocated as follows:  90 percent of the first $40 million would be given to the contractors, and any amount over $40 million would be split equally among TVA and the two contractors.  Thus, if the maximum cost savings of $100 million had been attained, each contractor’s payment from this pool would have been $38 million, for a total payout under both contracts of $76 million with the remaining $24 million being credited to TVA.  The contractors have taken the position that they should each receive the maximum payment.  Currently, TVA has calculated each contractor’s share at $12,371,405, for a total payout under both contracts of $24,742,810.  The parties have submitted this matter to nonbinding mediation which is scheduled for May 2008.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated by TVA, but TVA is unable to estimate any such amount at this time.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7.  From 2002 to 2005, the unit’s ducts allowed sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) to escape into the air.  TVA repaired the ductwork in 2005, and the problem has been resolved.  TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions for which it may be liable in connection with the NOV from EPA.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, and Hilary Lambert filed a petition with EPA raising objections to the conditions of TVA’s current CAA permit at the Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  The current permit continues to remain in effect.  It is unclear whether or how the plant’s permit might be modified as a result of this proceeding.

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

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under section 114 of the Clean Air Act requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during EPA’s New Source Review enforcement initiative.  TVA plans to respond to this request.

Significant Litigation to Which TVA Is Not a Party, United States v. Duke Energy.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that the test for emission increases under the NSR program does not have to be the same as the test under the NSPS program.  In light of the decision, it appears that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations, and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal but may be reviewed by the Supreme Court).  These cases are discussed in more detail above.  The Supreme Court’s holding could undermine one of TVA’s defenses in these cases, although TVA has other available defenses.  Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units.  The Supreme Court’s decision in Duke Energy could encourage such suits, which are likely to involve units where emission control systems, such as scrubbers and selective catalytic reduction systems, are not installed, under construction, or planned to be installed in the relatively near term.

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem.  In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

9. Subsequent Events

Debt

In April 2008, TVA issued $3 million of electronotes® with an interest rate of 3.50 percent which mature in April 2013.  The notes are callable beginning in April 2009.

The interest rate on TVA’s 1999 Series A Bonds reset from 5.62 percent to 5.17 percent on May 1, 2008.  Also on May 1, 2008, TVA redeemed $102 million of the 1999 Series A Bonds at par value.  The remaining 1999 Series A Bonds mature on May 1, 2029.

On May 1, 2008, TVA issued a notice that the interest rate on the 1998 Series D Bonds will reset from 5.49 percent to 5.46 percent on June 1, 2008.  In conjunction with the reset, holders of the 1998 Series D Bonds may request redemption of the Bonds at par value through May 22, 2008, for redemption on June 1, 2008.

On May 7, 2008, TVA redeemed four electronotes® issues: all $11 million of its 2002 4.38 percent electronotes® due September 15, 2012, all $42 million of its 2005 4.13 percent electronotes® due June 15, 2010, all $10 million of its 2005 5.38 percent electronotes® due December 15, 2015, and all $8 million of its 2006 5.38 percent electronotes® due March 15, 2016.  Each of the issues was redeemed at 100 percent of par value.

Credit Facility Agreement

In May 2008, TVA renewed the credit facility with the May 14, 2008, maturity date.  The new maturity date for this credit facility is May 13, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of the Tennessee Valley Authority (“TVA”). The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (“Annual Report”).

Business Overview

Financial Outlook

Net income for the six months ended March 31, 2008, was $56 million compared to net income of $177 million for the same period of 2007.  This change in net income was primarily due to changes in accounting for capitalized interest on construction projects which resulted in higher net interest expense of $91 million.  See Note 1 — Allowance for Funds Used During Construction.  This increase was partially offset by a decrease in interest on debt of $18 million, resulting from debt redemption, debt issuance, and other activities which collectively had the effect of reducing expense.  Additionally, TVA changed its policy for accounting for gains and losses on certain derivative instruments used in call monetization transactions which increased income by $31 million in the first six months of 2007.  The effects of the accounting policy changes were partially offset by an increase in operating income of $11 million from $705 million for the six months ended March 31, 2007, to $716 million for the six months ended March 31, 2008.  Operating income (operating revenues less operating expenses) is a measurement of the money generated from a company’s own operations and is a measure of earning power from ongoing operations.  See Results of Operations.

Financial markets continue to experience increased volatility due to a variety of factors, including deteriorating conditions associated with increased default rates on sub-prime mortgages.  The uncertainty has resulted in significantly lower market valuations for many asset-backed investments.  TVA’s investment portfolios contain a variety of investments, including securities directly impacted by these events.

For the six months ended March 31, 2008, TVA recognized a $23 million unrealized loss primarily attributable to losses on restricted investments related to collateral posted with TVA.  The loss compares to an unrealized gain of $1 million for the six months ended March 31, 2007.  See Note 1 — Restricted Cash and Investments and Other (Expense) Income, Net.

TVA experienced losses related to its nuclear decommissioning trust investment portfolio for the six months ended March 31, 2008.  TVA does not recognize investment gains and losses from this portfolio within earnings but rather defers all such investment gains and losses within a regulatory asset in accordance with its nuclear decommissioning accounting policy.  For the six months ended March 31, 2008, the portfolio declined in value $103 million, of which $76 million was unrealized.   See Note 1 — Cost-Based Regulation.  Even with the decline in investment value, however, TVA’s nuclear decommissioning trust funding as of March 31, 2008, was 130 percent of the Nuclear Regulatory Commission’s (“NRC”) funding requirements.

The Standard & Poor’s 500 benchmark index fell by 12.46 percent during the period September 30, 2007, through March 31, 2008.  Despite the recent market downturn, TVA continues its long-term investment strategy by investing with the expectation of encountering markets such as this from time to time.

TVA still faces challenges related to fuel, purchased power, hydroelectric generation, and capacity during the remainder of the year. Long-term demand projections indicate upward pressure on capacity and the need for additional capacity to be built or purchased over TVA's planning horizon. On February 15, 2008, TVA’s board of directors (“TVA Board”) approved a seven percent increase in firm wholesale electric rates effective April 1, 2008, to help fund new power generation and energy efficiency initiatives needed to meet the growing power demand of the Tennessee Valley as well as other capital projects.  It is anticipated that the rate increase will generate an additional $300 million of revenue during 2008.

Fuel Cost Adjustment

As of March 31, 2008, TVA had recognized a regulatory asset of $15 million and a current receivable of $184 million representing deferred fuel and purchased power costs to be recovered through the fuel cost adjustments (“FCA”) in future periods.  Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and FCA-eligible expenses that are actually incurred over the course of the quarter.  This difference is added to or deducted from certain accounts on TVA’s balance sheet. The higher or lower costs added to or deducted from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses.  The FCA amount implemented April 1, 2008, is 0.550 cents per kilowatt-hour and is expected to produce an estimated $201 million in revenue during the third quarter of 2008.  See Note 1 — Accounts Receivable and Cost-Based Regulation.

Weather Conditions

           The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA's control, including the amount of precipitation, runoff, initial water levels, competing water-management objectives, and the availability of its hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  TVA continued to be impacted by drought conditions during the second quarter of 2008.  Although rainfall totals from October 1, 2007, through March 31, 2008, were 80 percent of normal, runoff totals were far less at 49 percent of normal.  Reduced hydroelectric generation has driven up purchased-power costs, which were about $102 million higher than projected for the first six months of 2008.  TVA is scheduling flows through the system to fill tributary projects while meeting downstream flow requirements, maintaining water quality, protecting aquatic habitat, and providing for commercial navigation.

           The TVA service area experienced severe weather on February 5 and 6, 2008, with 70 tornadoes being reported.  A total of 39 transmission structures were destroyed, but TVA restored service to nearly all affected customers in the first few hours after the storm.  The cost to restore TVA's transmission system in middle and west Tennessee was approximately $3 million.

Market Conditions

Due to rising commodity prices across domestic and foreign markets, TVA and other major utilities have experienced increased costs for fuel and electricity purchased in short term markets. The following describes current market conditions for natural gas, fuel oil, coal, and electricity.

Natural Gas.  Prices were higher in the quarter ended March 31, 2008, as compared to the same period in 2007, due to higher demand from colder temperatures, lower liquefied natural gas imports, and lower storage levels.  These factors, along with a transition to the hurricane season, are likely to translate into higher prices and price volatility this summer.  This leads TVA to expect that risks are skewed more towards higher, rather than lower, prices for the balance of the calendar year.

Fuel Oil.  The recent spikes in fuel prices are due to record-breaking price increases in crude oil, magnified by the declining U.S. dollar and strong demand resulting in lower inventories.

Coal.  Coal prices increased during the quarter ended March 31, 2008, as a result of continued tightness in the balance of supply and demand, driven partly by increased exports.  With some basins struggling to add supply and others affected by transportation disruptions, the recovery to normal conditions is expected to be slow and prices will likely remain elevated through the end of the calendar year.

Electricity.  On-peak power prices, which are increasingly determined by natural gas-fired power plants, increased during the quarter ended March 31, 2008, as a result of several factors, including but not limited to higher natural gas prices and colder temperatures.  Electricity prices are expected to continue to rise for the summer as the demand for electricity for air conditioning purposes is expected to increase.  Electricity prices are likely to follow natural gas markets for the remainder of the calendar year.

Off-peak power prices increased during the quarter ended March 31, 2008, as a result of higher coal prices and strong demand in the off-peak periods.  Prices are expected to remain at higher levels for the balance of the year primarily as a result of these continuing high coal prices.

Pricing Table.  The following table illustrates approximate changes in commodity pricing for the most recent quarter and the same quarter in the prior fiscal year.

Commodity Pricing Table

Commodity	Price Increases: Calendar year 1st Quarter 2008 vs. 1st Quarter 2007	1st Quarter 2008 Percent Change vs. 1st Quarter 2007
Henry Hub Natural Gas ($/mmBtu)	$1.40	20%

Gulf Coast Fuel Oil ($/mmBtu)	7.78	67%

Composite Coal (FOB Mine $/ton) weighted average from FY budget plan	9.70	33%

Into TVA Electricity ($/MWh)
On-Peak (5 days x 16 hours)	12.77	23%
Off-Peak (5 days x 8 hours)	11.18	30%

Performance of TVA Assets

Nuclear production increased by 26 percent for the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, primarily due to the addition of Browns Ferry Nuclear Plant Unit 1 (“Browns Ferry Unit 1”) to the generation fleet during the summer of 2007.  Hydroelectric generation decreased 44 percent during the same period as a result of the drought conditions discussed in Financial Outlook and Weather Conditions.

The following table summarizes TVA’s net generation in millions of kilowatt-hours by generating source and the percentage of all electric power generated by TVA for the periods indicated:

Power Supply from TVA-Owned Generation Facilities
For the six months ended March 31
(millions of kWh)

	2008		2007
Coal-fired	48,688	63%	49,385	65%
Nuclear	25,562	33%	20,358	27%
Hydroelectric	3,394	4%	6,055	8%
Combustion turbine and diesel generators	249	<1%	156	<1%
Renewable resources	20	<1%	17	<1%
Total	77,913	100%	75,971	100%

Although Browns Ferry Unit 1 experienced five unplanned reactor shutdowns in the first five months after restart in June 2007, the unit has run continuously since November 14, 2007.  Reactor shutdowns are used by the NRC as an indicator of plant performance, and, as a result of the high number of early shutdowns, NRC classified Unit 1 in the "yellow" performance band which requires additional regulatory oversight and inspections.  In accordance with NRC procedures, a Supplemental Inspection will be conducted to determine effectiveness of TVA's evaluation of the causes of these shutdowns.  Given current improved performance, the NRC has moved Unit 1 performance to the "white" performance classification at March 31, 2008, and continued good performance should result in this indicator being returned to normal ("green") along with all other plant performance indicators.

The duration of a planned outage scheduled from October 3, 2007, to November 2, 2007, at Sequoyah Nuclear Plant Unit 1 was extended 16 days due to the identification of damage in the main generator during the outage work.  The cost of the extension was $7 million, and the net cost of replacement power during this extended period was $22 million.  The cost of the replacement power will be recovered through the FCA.

Browns Ferry Nuclear Plant Unit 3 (“Browns Ferry Unit 3”) experienced an unplanned automatic shutdown due to a main generator trip on December 31, 2007.  This trip was due to opening of one of three main generator output breakers.  Corrective actions have been implemented and the problem appears to have been resolved.  As part of the recovery from this generator trip, a problem was discovered with the main generator exciter that required repair.  The required repairs extended the duration of this outage to 21 days.  The cost of the repairs was $3 million.

The duration of a planned outage scheduled from February 10, 2008, to March 16, 2008, at Watts Bar Nuclear Plant Unit 1 (“Watts Bar Unit 1”), was extended nine days due to emergent issues and complications associated with completion of identified outage work.  The cost of the extension was $2 million, and the net cost of replacement power during this extended period was $13 million.  The cost of the replacement power will be recovered through the FCA.

Challenges Related to Water Supply and Water Temperature

TVA faces challenges related to water supply and water temperature on the Cumberland River system and on the Tennessee River system.  On the Cumberland River system, the U.S. Army Corps of Engineers (“Corps”) operates hydroelectric facilities and TVA operates fossil plants.  TVA also operates hydroelectric facilities, fossil plants, and nuclear plants on the Tennessee River system.

Cumberland River Challenges.  The Corps operates eight hydroelectric facilities on the Cumberland River which fall under the Southeast Power Administration (“SEPA”) agreement.  Of these facilities, Wolf Creek and Center Hill Dams are in need of emergency repairs.  The need to repair the dams coupled with the drought in the southeast has resulted in less water flow and above normal water temperatures.  TVA has been impacted in two ways.

The first impact is a reduction in the amount of power TVA receives from SEPA.  TVA, along with others, has contracted with SEPA for the power produced from the Corps’ Cumberland River hydroelectric facilities.  Under the contract, SEPA was to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA's 405 megawatt allocation and all surplus power from the Corps’ hydroelectric facilities on the Cumberland River.  Due to the drought and the need to repair the Wolf Creek and Center Hill Dams, SEPA has instituted an emergency operation plan which:

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

It is likely that the easing of the drought will not eliminate the need for the emergency operating plan because it is unclear how long it will take the Corps to repair these facilities.

The second impact is an increase in the likelihood that TVA will be forced to reduce (“derate”) the power output of its Cumberland and Gallatin Fossil Plants at times during the summer.  During the summer of 2007, reduced flow through the Cumberland River system, combined with higher than normal upstream river temperatures, forced TVA to derate both these plants to remain in compliance with discharge temperature limits contained in the plant's discharge permits.  Summer derates in 2008 remain a possibility, especially until the Wolf Creek and Center Hill Dams are repaired and normal water flow is restored on the Cumberland River.  TVA is installing temporary cooling towers at its Cumberland Fossil Plant to mitigate summer derates while the Wolf Creek and Center Hill Dams are being repaired.

Tennessee River System Challenges. Due to the drought in the southeast, there has been significantly less rainfall and runoff in the Tennessee River system.  The result is that less water is available for cooling purposes, and the water that is available may be higher in temperature.  In order not to exceed thermal limits in plant discharge permits during the summer of 2007, TVA derated two fossil plants, took one unit at Browns Ferry Nuclear Plant temporarily offline, and reduced the output of the other two units.  Additionally, TVA used its cooling towers at Browns Ferry and Sequoyah Nuclear Plants.  Using the cooling towers takes a substantial amount of power that TVA would have otherwise sold.  If the drought continues, TVA may have to take similar actions in the summer of 2008.

New Initiatives

The Department of Energy (“DOE”) and TVA have agreed to a Memorandum of Understanding (“MOU”) that would allow the two agencies to develop a concept for an advanced fuel cycle demonstration project that could recycle used nuclear fuel.  The agreement establishes the principles and framework for exchanging information and conducting activities related to the project. The purpose of the MOU is to gather information for use by DOE and TVA in further development of the demonstration concept, but the MOU does not commit DOE or TVA to construct any facilities at this time.  Additionally, there is no financial commitment for TVA.

Clean Air Initiatives

In 2007, TVA began operating the High Energy Reagent Technology (“HERT”) on Unit 1 of its John Sevier Fossil Plant located near Rogersville, TN.  TVA plans to add similar systems to reduce nitrogen oxide (“NOx”) emissions on Units 2-4 by 2009.  On April 3, 2008, the TVA Board approved the installation of additional emissions control equipment at John Sevier with an estimated cost of $597 million.  The additional equipment includes a flue gas desulfurization system (“scrubber”) to reduce sulfur dioxide (“SO2”) emissions from the four unit 712-megawatt plant, a baghouse for particulate control, and Selective Catalytic Reduction (“SCR”) technology to further reduce NOx emissions.  Engineering design will begin in 2008.  Pending completion of an environmental review, the scrubber is expected to be in operation in 2012.  The SCRs are expected to be in operation on all four units by 2015.

Meeting the Power Needs in TVA’s Service Area

Combustion Turbine Facilities.  In November 2007, the TVA Board approved the purchase of a four-unit, 494-megawatt simple-cycle, gas-fired, combustion-turbine facility at a price of $55 million.  TVA agreed to purchase the facility, which is located in Brownsville, Tennessee, from Brownsville Power I, LLC (“Brownsville Power”).  Brownsville Power is a wholly owned direct subsidiary of Cinergy Capital & Trading, Inc. The purchase closed April 18, 2008.

TVA also agreed to purchase, as part of a bankruptcy auction process, a three-unit, 891-megawatt combined-cycle, combustion-turbine facility located in Southaven, Mississippi, owned by Southaven Power LLC (“Southaven”) for a base purchase price of $461 million.  In addition to the purchase price, TVA agreed to pay $5 million to Southaven in connection with the termination of an operation-and-maintenance agreement currently held by a Southaven affiliate. The purchase closed May 9, 2008.

The purchase of these plants fits with the goals of TVA’s Strategic Plan adopted by the TVA Board on May 31, 2007 (“Strategic Plan”) to diversify its fleet by acquiring natural gas plants.  With the acquisition of the Brownsville and Southaven plants, TVA now owns or leases 87 combustion-turbine peaking units and six combined-cycle units.

           New Nuclear Generation. TVA submitted its combined license application to NRC for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The combined license application for two AP1000 reactors at Bellefonte was officially docketed by NRC on January 18, 2008, indicating NRC found it complete and technically sufficient to support its more detailed reviews. NRC partially accepted a motion by the Bellefonte Environmental Sustainability Team ("BEST"), a Chapter of the Blue Ridge Environmental Defense League, to extend the period of time allowed to file an intervention for the Bellefonte hearing process by sixty days.  The date of NRC order was April 7, 2008.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Preliminary project activities began at Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) in October 2007.  TVA began to engage in unrestricted construction activities at the end of December 2007.  The project is planned to be completed by October 2012.  When completed, Watts Bar Unit 2 is expected to provide 1,180 megawatts of capacity.

           TVA will continue to consider other opportunities to add new generation to meet its increasing customer demand.  Market conditions, including continued upward pressure on the price of commodities and construction materials, as well as potential shortages of skilled craft labor, will continue to add to the uncertainties of both cost and schedule of new construction.

           Purchased Power.  Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into economical purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power, which constituted 14 percent of the power that TVA sold to its customers in the first six months of 2008.  The purchases during the first six months of 2008 represent a 24 percent increase over the amount of power purchased during the same period of 2007 due to lower hydro generation.  A return to normal weather patterns will likely increase hydro generation and reduce reliance on purchased power.  See Performance of TVA Assets.

Energy Efficiency Plan.  Early in 2008, the TVA Board charged TVA staff to develop a long-term energy efficiency plan, and to develop and implement new programs under a program known as the Energy Efficiency and Demand Response (“EEDR”) plan.  A core team has been drawn together from organizations across TVA to develop the implementation plan for EEDR.  The proposed plan, when approved by the TVA Board, will be the result of a collaborative effort with TVA’s customers, and will contain input from numerous regional and national stakeholders, including state and federal agencies, national energy efficiency experts, environmental advocacy groups, and residents of the Tennessee Valley.  A draft of the EEDR plan was presented to the TVA Board at its April 3, 2008, meeting.  TVA is conducting a series of stakeholder briefings throughout the region in April and May 2008 to receive additional public input on its energy efficiency proposal.  In addition, the EEDR plan will be subject to environmental review.  The goal of the EEDR project is to slow the current rate of power demand growth by providing short and long-term energy efficiency opportunities to residential, business, and industrial consumer groups.

Customers

On January 1, 2008, Bristol Virginia Utilities (“BVU”) became the 159th municipal supplier or electric cooperative to connect with TVA’s power grid.  The new contract has a minimum 15-year term, and a five-year termination notice may not be given until January 2018.  The rates under this contract are intended to recover the cost of reintegrating BVU into TVA’s power-supply plan and serving its customer load.  BVU is a 16,000-customer distributor that was previously served by TVA from 1945 to 1997, and sales to BVU accounted for approximately 0.4 percent of TVA’s annual operating revenues in 1997.  Sales to BVU were approximately 0.7 percent of TVA’s total sales for the three months ended March 31, 2008.

Service Reliability

On January 25, 2008, TVA met a service area record winter demand of 32,027 megawatts without any customer interruptions.  During the hour of peak supply, purchased power constituted approximately 12 percent of TVA's load.

           In November 2007, TVA hosted a formative meeting of regional transmission planning stakeholders for the Central Region Public Power Partners, which includes Associated Electric Cooperative, Inc., Big Rivers EC, East Kentucky Power Cooperative, and TVA.  Stakeholders participating included Tennessee Valley Public Power Association (“TVPPA”), as well as representatives of independent power producers, utility marketing organizations, peer transmission planners, and the Kentucky Public Service Commission.  This new planning and stakeholder process is another step in TVA's efforts to better coordinate TVA transmission operations with neighboring systems and to involve stakeholder groups in the planning of TVA's bulk transmission facilities.  The stakeholder process is being voluntarily implemented by TVA as part of TVA's effort to comply with Federal Energy Regulatory Commission (“FERC”) Order 890, which revises the FERC pro-forma tariff applicable to jurisdictional public utilities.

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the Office of Power Complex (the portion of TVA's Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.

Automated Controls

Reviews of TVA's security practices in connection with the automated systems it uses to control facilities and infrastructures have identified weaknesses.  TVA is reviewing the nature and extent of the weaknesses and is addressing them.

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

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  During 2007, TVA’s average daily balance of cash and cash equivalents on hand was $389 million.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  TVA’s cash and cash equivalents at March 31, 2008, was $760 million, an increase of $595 million from the cash balance at September 30, 2007.  The increase in cash was primarily due to proceeds from a mid-month power bond issue still on hand at month end.  The cash was subsequently used to pay down discount notes.

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the six months ended March 31, 2008, and 2007, follows:

Summary Cash Flows For the Six Months Ended March 31
	2008	2007
Cash provided by (used in)
Operating activities	$881	$945
Investing activities	(756)	(880)
Financing activities	470	(219)
Net increase (decrease) in cash and cash equivalents	$595	$(154)

Issuance of Debt.  TVA issued $41 million of electronotes® during first quarter of 2008 and $61 million during the second quarter of 2008.  TVA issued $1.0 billion of power bonds with an interest rate of 4.50 percent and $500 million of power bonds with an interest rate of 4.88 percent.  Electronotes® of $197 million were retired or redeemed during the first two quarters of 2008.  For more information about TVA's debt activities, see Notes 3 and 9.

Credit Facilities. In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 13, 2009, and the other of which matures on November 10, 2008. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at March 31, 2008. TVA anticipates renewing each credit facility from time to time.

Call Option Monetization.  In May 2005, TVA entered into certain call monetization transactions to hedge the value of call options contained in two of its bond issues (see Note 9, Risk Management Activities and Derivative Transactions in Part II of the Annual Report).  In February 2008, the counterparty to the swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008.  Under the swaps, TVA will be required to make fixed rate payments to the counterparty at 6.125 percent and the counterparty will be required to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments were based on a combined notional amount of $41.7 million and began on April 15, 2008.

Comparative Cash Flow Analysis

2008 Compared to 2007

Net cash provided by operating activities decreased $64 million from $945 million to $881 million for the six months ended March 31, 2007, and 2008, respectively. This decrease was primarily due to:

•	An increase in cash paid for fuel and purchased power of $279 million due to higher volume and increased market prices for purchased power;

•	An increase in cash paid for interest of $77 million;

•	An increase in cash outlays for routine and recurring operating costs of $28 million;

•	An increase in tax equivalent payments of $21 million;

•
A use of cash by changes in working capital of $16 million during the six months ended March 31, 2008, as compared to a source of cash of $12 million during the same period of the prior year resulting primarily from a $232 million greater reduction in accounts payable and accrued liabilities, partially offset by a $137 million greater decrease in accounts receivable, a $55 million smaller increase in inventories and other, and a $12 million larger increase in interest payable;

•
Cash used by deferred items of $6 million in the first six months of 2008 compared to $26 million cash provided by deferred items in the same period of 2007.  This change is primarily due to funds collected in rates during first six months of 2007 that were used to fund future generation.  See Note 1 — Reserve for Future Generation; and

•	An increase in cash paid for refueling outage costs of $8 million.

These items were partially offset by an increase in operating revenues of $418 million resulting primarily from increases in revenue from municipalities and cooperatives and industries directly served, in both cases, from higher average rates and the FCA and, in the case of industries directly served, higher volume.

Cash used in investing activities decreased $124 million from the first six months of 2007 to the first six months of 2008.  The decrease is primarily due to:

•	The inclusion in the first six months of 2007 of a $98 million use of funds to acquire two combustion turbine facilities;

•	A $39 million larger reduction in the amount of restricted cash and investments held by TVA during the first six months of 2008 as compared to the same period of 2007; and

•	A decrease in expenditures for capital projects of $56 million.

These items were partially offset by a $64 million increase in expenditures for the enrichment and fabrication of nuclear fuel related to a buildup of fuel for strategic inventory, a buildup of fuel for identified upcoming Browns Ferry Unit 3 and Watts Bar Unit 1 outages, and blended low enriched uranium fuel and uranium purchases that are not related to a specific outage.

Net cash provided by financing activities was $470 million during the first six months of 2008 as compared to net cash used by financing activities of $219 million during the same period of 2007.  The change was primarily the result of:

•	A decrease in redemptions and repurchases of long-term debt of $250 million, with long-term debt of $214 million retired in the first six months of 2008; and

•	An increase in long-term debt issues of $1,574 million as a result of the issuance of $1,602 million of long-term debt.

These items were partially offset by the net redemption of $854 million of short-term debt issues during the first six months of 2008 as compared to the net issuance of $262 million of short-term debt issues during the same period of the prior year.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2008, are detailed in the following table.

Commitments and Contingencies

	Total		2008 (1)	2009	2010	2011	2012	Thereafter
Debt	$23,035	(2)	$1,502	$2,030	$42	$1,000	$1,525	$16,936
Interest payments relating to debt	21,878		639	1,288	1,180	1,152	1,124	16,495
Lease obligations
Capital	173		28	56	56	29	2	2
Non-cancelable operating	396		32	51	39	28	27	219
Purchase obligations
Power	5,615		116	202	215	223	229	4,630
Fuel	3,629		932	655	652	292	399	699
Other	618		182	211	31	49	26	119
Payments on other financings	1,417		33	85	89	95	97	1,018
Payment to U.S. Treasury (3)
Return of Power Facilities Appropriation Investment	130		20	20	20	20	20	30
Return on Power Facilities Appropriation Investment	258		19	22	21	20	18	158
Retirement plans (4)	44		44	–	–	–	–	–
Total	$57,193		$3,547	$4,620	$2,345	$2,908	$3,467	$40,306

Notes

(1)	Period April 1 - September 30, 2008.

(2)	Does not include noncash items of foreign currency valuation loss of $262 million and net discount on sale of Bonds of $202 million.

(3)
TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with a maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest.  Because of this practice, there was no outstanding balance on the note as of March 31, 2008.  Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at March 31, 2008.

(4)	The TVA Board plans to evaluate the need for future funding on an annual basis through the ratemaking process.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations

	Total	2008 (1)	2009	2010	2011	2012	Thereafter
Energy Prepayment Obligations	$1,086	$53	$105	$105	$105	$105	$613

Note
(1)	Period April 1 - September 30, 2008.

During the first quarter of 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2.  As of March 31, 2008, expenditures against these contracts are forecasted to be approximately $1.4 billion.

Results of Operations

Financial Results

The following table compares operating results and selected statistics for the three and six months ended March 31, 2008, and 2007:

Summary Statements of Income

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Operating revenues	$2,454	$2,280	$4,804	$4,384
Operating expenses	(2,050)	(1,891)	(4,088)	(3,679)
Operating income	404	389	716	705
Other (expense) income, net	(3)	15	(1)	27
Unrealized gain on derivative contracts, net	–	16	–	31
Interest expense, net	(328)	(294)	(659)	(586)
Net income	$73	$126	$56	$177

Sales (millions of kWh)	45,365	43,760	85,806	83,275

Heating degree days (normal 1,858 and 3,169, respectively)	1,828	1,632	2,886	2,859
Cooling degree days (normal 10 and 74, respectively)	11	63	161	126
Combined degree days (normal 1,868 and 3,243, respectively)	1,839	1,695	3,047	2,985

Net income for the second quarter of 2008 was $73 million compared to net income of $126 million for the same period in 2007.  The $53 million decrease in net income was primarily attributable to:

•	A $159 million increase in operating expenses;

•	A $34 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to allowance for funds used during construction (“AFUDC”);

•	An $18 million change in net other (expense) income; and

•
A $16 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions.

These items were partially offset by a $174 million increase in operating revenues.

Net income through the first two quarters of 2008 was $56 million compared to net income of $177 million for the same period in 2007.  The $121 million decrease in net income was primarily attributable to:

•	A $409 million increase in operating expenses;

•	A $73 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to AFUDC;

•
A $31 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions; and

•	A $28 million change in net other (expense) income.

        These items were partially offset by a $420 million increase in operating revenues.

Operating Revenues.  Below is a detailed table of operating revenues for the three and six months ended March 31, 2008, and 2007.

Operating Revenues

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
Sales of Electricity
Municipalities and cooperatives	$2,011	$1,922	4.6%	$3,916	$3,664	6.9%
Industries directly served	382	301	26.9%	774	603	28.4%
Federal agencies and other	33	26	26.9%	58	51	13.7%
Other revenue	28	31	(9.7%)	56	66	(15.2%)

Total operating revenues	$2,454	$2,280	7.6%	$4,804	$4,384	9.6%

Significant items contributing to the $174 million increase in operating revenues for the second quarter of 2008 as compared to the same period in 2007 included:

•
An $89 million increase in revenue from Municipalities and cooperatives primarily due to the FCA, which provided $85 million in additional revenue.  Increased sales and increased distribution loss charges yielded $12 million and $9 million, respectively, in additional revenue.  These increases were partially offset by fluctuations in rates related to certain types of energy programs, which reduced revenue by $17 million;

•
An $81 million increase in revenue from Industries directly served mainly attributable to increased sales of 18.2 percent, the FCA, and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits provided $54 million, $19 million, and $8 million, respectively, in additional revenue; and

•	A $7 million increase in revenue from Federal agencies and other.

º	This increase reflected a $4 million increase in revenue from off-system sales and a $3 million increase in revenue from federal agencies directly served.

–
The increase in revenue from off-system sales resulted largely from increased sales of 102.3 percent and an increase in average rates of 26.8 percent.  Increased sales and an increase in average rates yielded $3 million and $1 million, respectively, in additional revenue.

–
The increase in revenue from federal agencies directly served was primarily due to increased sales of 9.4 percent and the FCA.  Increased sales and the FCA provided $2 million and $1 million, respectively, in additional revenue.

These items were partially offset by a $3 million decrease in Other revenue mainly attributable to decreased transmission revenues from wheeling activity.

Significant items contributing to the $420 million increase in operating revenues for the first two quarters of 2008 as compared to the same period in 2007 included:

•
A $252 million increase in revenue from Municipalities and cooperatives largely reflecting the FCA, which yielded $225 million in additional revenue.  Increased distribution loss charges and fluctuations in rates related to certain types of energy programs and credits provided $23 million and $12 million, respectively, in additional revenue.  This increase was partially offset by decreased sales, which reduced revenue by $8 million;

•
A $171 million increase in revenue from Industries directly served primarily as a result of increased sales of 19.6 percent, the FCA, and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits yielded $115 million, $37 million, and $19 million, respectively, in additional revenue; and

•
A $7 million increase in revenue from Federal agencies and other due to a $7 million increase in revenue from federal agencies directly served mainly attributable to increased sales of 8.3 percent and the FCA.  Increased sales and the FCA provided $4 million and $3 million, respectively, in additional revenue.

These items were partially offset by a $10 million decrease in Other revenue largely reflecting a $6 million decrease in revenue from salvage sales, a $3 million decrease in transmission revenues from wheeling activity, and a $1 million gain on the sale of SO2 emission allowances during the first two quarters of 2007 not present in the first two quarters of 2008.

A detailed table of sales of electricity for the three and six months ended March 31, 2008, and 2007, is below.

Sales of Electricity
(Millions of kWh)

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
Sales of electricity
Municipalities and cooperatives	35,124	35,102	0.1%	65,306	66,009	(1.1%)
Industries directly served	9,660	8,175	18.2%	19,478	16,283	19.6%
Federal agencies and other	581	483	20.3%	1,022	983	4.0%

Total sales of electricity	45,365	43,760	3.7%	85,806	83,275	3.0%

Significant items contributing to the 1,605 million kilowatt-hour increase in sales of electricity for the second quarter of 2008 as compared to the same period in 2007 included:

•
A 1,485 million kilowatt-hour increase in sales to Industries directly served.  Eighty-four percent of the increase was attributable to increased demand from two of TVA’s largest industrial customers to accommodate higher production levels at their facilities.  In addition, aggregate demand from a few other large directly served industrial customers increased as a result of changes in product mix and higher production levels at their facilities.

•	A 98 million kilowatt-hour increase in sales to Federal agencies and other.

º	This increase was due to a 58 million kilowatt-hour increase in off-system sales and a 40 million kilowatt-hour increase in sales to federal agencies directly served.

–	The increase in sales to off-system sales was due mainly to an increase in surplus generation available for sale on the market.

–
The increase in sales to federal agencies directly served was attributable largely to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

•
A 22 million kilowatt-hour increase in sales to Municipalities and cooperatives.  Sales to municipalities and cooperatives react more to weather than other categories of sales, because residential demand is more weather sensitive.  For the second quarter of 2008, there was an increase in combined degree days of 144 days, or 8.5 percent.

Significant items contributing to the 2,531 million kilowatt-hour increase in sales of electricity for the first two quarters of 2008 as compared to the same period in 2007 included:

•
A 3,195 million kilowatt-hour increase in sales to Industries directly served.  Eighty-three percent of the increase was attributable to increased demand from three of TVA’s largest industrial customers to accommodate higher production levels at their facilities.  In addition, aggregate demand from a few other large directly served industrial customers increased as a result of changes in product mix and higher production levels at their facilities.

•	A 39 million kilowatt-hour increase in sales to Federal agencies and other.

º
This increase was due to a 67 million kilowatt-hour increase in sales to federal agencies directly served attributable largely to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

º	This item was partially offset by a 28 million kilowatt-hour decrease in off-system sales primarily reflecting decreased generation available for sale.

These items were partially offset by a 703 million kilowatt-hour decrease in sales to municipalities and cooperatives mainly as a result of a significant decrease in unbilled distribution losses.  This decrease was partially offset by an increase in residential sales reflecting an increase in combined degree days of 62 days, or 2.1 percent.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2008, and 2007, consisted of the following:

Operating Expenses

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
Fuel and purchased power	$971	$824	17.8%	$1,906	$1,563	21.9%
Operating and maintenance	570	576	(1.0%)	1,162	1,139	2.0%
Depreciation, amortization, and accretion	392	382	2.6%	782	738	6.0%
Tax equivalents	117	109	7.3%	238	217	9.7%
Loss on asset impairment	–	–	0.0%	–	22	(100.0%)
Total operating expenses	$2,050	$1,891	8.4%	$4,088	$3,679	11.1%

Significant drivers contributing to the $159 million increase in total operating expenses for the second quarter of 2008 as compared to the same period in 2007 included:

•	A $147 million increase in Fuel and purchased power expense.

º	This increase was due to an $88 million increase in purchased power expense and a $59 million increase in fuel expense.

–	The increase in purchased power expense was due to:

•	An increase in the average purchase price of 13.9 percent, which resulted in $47 million in additional expense;

•	An increase in the volume of purchased power of 13.0 percent, which resulted in $39 million in additional expense; and

•	An increase in the FCA net deferral and amortization for purchased power expense of $2 million.

–	The increase in fuel expense was attributable to:

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 9.9 percent, which resulted in $57 million in additional expense; and

•	An increase in the net commercial generation of 5.6 percent, which resulted in $31 million in additional expense.

–	The increase in fuel expense was partially offset by a decrease in the FCA net deferral and amortization for fuel expense of $29 million.

•	A $10 million increase in Depreciation, amortization, and accretion expense.

º	This increase was a result of a $10 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

•
An $8 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, and Tax equivalent payments in the second quarter of 2008 were partially offset by:

•	A $6 million decrease in Operating and maintenance expense.

º	This decrease was largely a result of:

–
Decreased outage and routine operating and maintenance costs at coal-fired plants of $17 million largely due to a decrease in outage days of 125 days as a result of six less planned outages and a change in the nature and scope of the outages during the second quarter of 2008, and significant repair work on Unit 3 at Paradise Fossil Plant during the second quarter of 2007 not present in the second quarter of 2008, partially offset by an increase due to the expense of operating one additional combustion turbine unit not operated during the second quarter of 2007;

–	Decreased pension costs of $15 million mainly as a result of a 0.35 percent higher discount rate used during the second quarter of 2008; and

–
Decreased benefit expense of $5 million largely reflecting decreased pension-related retirement costs of $3 million and decreased costs of $3 million related to Federal Insurance Contributions Act (“FICA”).  These decreases were partially offset by increased health care and dental costs of $1 million during the second quarter of 2008.

º	These items were partially offset by:

–	Increased workers’ compensation expense of $23 million mainly as a result of a lower discount rate used during the second quarter of 2008 (see Note 6); and

–	Increased outage and routine operating and maintenance costs at nuclear plants of $8 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the second quarter of 2007,

•	Timing of contractor work and materials purchased, and

•	Timing of mid-cycle and forced outages.

Significant drivers contributing to the $409 million increase in total operating expenses for the first two quarters of 2008 as compared to the same period in 2007 included:

•	A $343 million increase in Fuel and purchased power expense.

º	This increase was due to a $241 million increase in purchased power expense and a $102 million increase in fuel expense.

–	The increase in purchased power expense was due to:

•	An increase in the volume of purchased power of 24.7 percent, which resulted in $121 million in additional expense;

•	An increase in the average purchase price of 15.9 percent, which resulted in $97 million in additional expense; and

•	An increase in the FCA net deferral and amortization for purchased power expense of $23 million.

–	The increase in fuel expense was attributable to:

•	An increase in the net commercial generation of 6.6 percent, which resulted in $73 million in additional expense;

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 1.3 percent, which resulted in $15 million in additional expense; and

•	An increase in the FCA net deferral and amortization for fuel expense of $14 million.

•	A $44 million increase in Depreciation, amortization, and accretion expense.

º	This increase was a result of a $44 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

•	A $23 million increase in Operating and maintenance expense.

º	This increase was largely a result of:

–	Increased routine operating and maintenance costs at nuclear plants of $27 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the first two quarters of 2007,

•	Timing of contractor work and materials purchased, and

•	Timing of mid-cycle and forced outages;

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $24 million largely due to:

•	An increase in outage days of 48 days as a result of a change in the nature and scope of the outages during the first two quarters of 2008,

•	Significant repair work on Unit 3 at Paradise Fossil Plant not present in the first quarter of 2007, and

•
The operation of two additional combustion turbine units not operated during the first quarter of 2007 and the operation of one additional combustion turbine unit not operated during the second quarter of 2007; and

–	Increased workers’ compensation expense of $23 million mainly as a result of a lower discount rate used during the second quarter of 2008.

º	These items were partially offset by:

–	Decreased pension costs of $30 million mainly as a result of a 0.35 percent higher discount rate used during the first two quarters of 2008;

–
Decreased project costs of $10 million related to power systems operations and nuclear generation development and construction projects due to timing and a change in the nature and scope of the projects during the first two quarters of 2008;

–
Decreased benefit expense of $8 million largely reflecting decreased pension related retirement costs of $5 million and decreased costs of $3 million related to FICA during the first two quarters of 2008; and

–	A decrease in the FCA net deferral and amortization for operating and maintenance expense of $3 million during the first two quarters of 2008.

•
A $21 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments in the first two quarters of 2008 were partially offset by a $22 million decrease in Loss on asset impairment.  During the first two quarters of 2007, a $22 million Loss on asset impairment was recorded as a result of a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $5 million related to other Construction in progress assets.  There was no Loss on asset impairment during the first two quarters of 2008.  See Note 7.

Other (Expense) Income, Net.  The $18 million change in Other (expense) income, net for the second quarter of 2008 as compared to the same period in 2007 was largely due to unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA and decreased interest income from short-term investments.

The $28 million change in Other (expense) income, net for the first two quarters of 2008 as compared to the same period in 2007 was primarily attributable to unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA and decreased interest income from short-term investments.  These items were partially offset by a payment received by TVA in connection with a False Claims Act suit during the first quarter of 2008.

Unrealized Gain on Derivative Contracts, Net.  The decreases in Unrealized gain on derivative contracts, net were attributable to the change in ratemaking methodology.  Beginning in 2008, TVA began using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The values of the swaps and swaptions for 2008 were recorded on TVA’s balance sheet and no income was recognized.  However, TVA recognized $16 million and $31 million as Unrealized gain on derivative contracts, net for the second quarter of 2007 and the first two quarters of 2007, respectively.  See Changes in Ratemaking.

Interest Expense.  Interest expense, outstanding debt, and interest rates for the three and six months ended March 31, 2008, and 2007, consisted of the following:

Interest Expense

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
Interest on debt	$328	$339	(3.2%)	$657	$675	(2.7%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	10	10	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(5)	(50)	(90.0%)	(8)	(99)	(91.9%)
Net interest expense	$328	$294	11.6%	$659	$586	12.5%

	(percent)			(percent)
	2008	2007	Percent Change	2008	2007	Percent Change
Interest rates (average)
Long-term	5.87	5.98	(1.8%)	5.82	6.02	(3.3%)
Discount notes	3.64	5.16	(29.5%)	4.19	5.20	(19.4%)
Blended	5.77	5.89	(2.0%)	5.74	5.93	(3.2%)

Significant items contributing to the $34 million increase in net interest expense for the second quarter of 2008 as compared to the same period in 2007 included:

•
A $45 million decrease in AFUDC and nuclear fuel expenditures primarily due to the change in ratemaking methodology.  TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but beginning in 2008, interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria are no longer capitalized as AFUDC, remain in the Statement of Income, and will be recovered in current year rates as a component of interest expense; and

•	An increase of $1.4 billion in the average balance of long-term debt outstanding in the second quarter of 2008 as compared to the same period of 2007.

These items were partially offset by:

•	A decrease in the average long-term interest rate from 5.98 percent during the second quarter of 2007 to 5.87 percent during the same period in 2008;

•	A decrease in the average discount notes interest rate from 5.16 percent during the second quarter of 2007 to 3.64 percent during the same period in 2008; and

•	A decrease of $1.6 billion in the average balance of discount notes outstanding in the second quarter of 2008 as compared to the same period of 2007.

Significant items contributing to the $73 million increase in net interest expense for the first two quarters of 2008 as compared to the same period in 2007 included:

•	A $91 million decrease in AFUDC and nuclear fuel expenditures primarily due to the previously described change in ratemaking methodology; and

•	An increase of $1.5 billion in the average balance of long-term outstanding debt in the first two quarters of 2008 as compared to the same period of 2007.

These items were partially offset by:

•	A decrease in the average long-term interest rate from 6.02 percent during the first two quarters of 2007 to 5.82 percent during the same period in 2008;

•	A decrease in the average discount notes interest rate from 5.20 percent during the first two quarters of 2007 to 4.19 percent during the same period in 2008; and

•	A decrease of $1.2 billion in the average balance of discount notes outstanding in the first two quarters of 2008 as compared to the same period of 2007.

Off-Balance Sheet Arrangements

TVA entered into one transaction that could constitute an off-balance sheet arrangement.  In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the six months ended March 31, 2008.  Power purchases for the first six months of 2008 under the agreement amounted to $52 million, and the remaining financial commitment under this agreement is $5.2 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

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

TVA’s power rates are not subject to regulation through a public service commission or other similar entity.  The TVA Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of Statement of Financial Accounting Standard (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s self-regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the self-regulated ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are likely to be recovered in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are likely to be recovered by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are likely to be recovered.  This determination reflects the current regulatory, commercial, and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises–Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.

Changes in Ratemaking

TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but beginning on October 1, 2007, interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest cost associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria is no longer capitalized as AFUDC, remains in the Statement of Income, and will be recovered in current year rates as a component of interest expense.  As a result of the new policy, TVA recorded a total of $8 million in AFUDC during the first six months of 2008 compared to $99 million for the first six months of 2007.

The TVA Board approved, beginning in 2008, using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  Had TVA not adopted this new accounting treatment, its net income for the first six months of 2008 would have increased by $199 million.

New Accounting Standards and Interpretations

Accounting for Defined Benefit Pension and Other Postretirement Plans.  On September 30, 2007, TVA adopted the provisions contained within SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires employers to fully recognize within their financial statements the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans.  Specifically, SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Such changes are to be reported within comprehensive income of a business entity (except that regulated entities may report such changes as regulatory assets and/or liabilities in accordance with the provisions of SFAS No. 71), and within changes in net assets of a not-for-profit organization.

TVA’s 2007 adoption of SFAS No. 158 resulted in the recognition of the following amounts on its Balance Sheet at September 30, 2007: additional regulatory assets of $475 million (including the reclassification of $246 million in unamortized prior service cost previously classified as intangible assets) resulting in post-SFAS No. 158 benefit regulatory assets of $973 million; and additional pension and postretirement obligations of $330 million and $143 million, and $2 million classified as accumulated other comprehensive gain, resulting in post-SFAS No. 158 benefit obligations of $1,128 million.  The recognition of such amounts increased total assets and liabilities by $475 million at September 30, 2007.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  The provisions of SFAS No. 157 were to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008,  the FASB issued FASB Staff Position (“FSP”) FAS 157-2, "Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and elects to apply the provisions of SFAS No. 157. At this time, TVA is evaluating the requirements of SFAS No. 159 and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

Offsetting Amounts.  On April 30, 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” (“FIN No. 39-1”), which addresses certain modifications to FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts.” FIN No. 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133.  FIN No. 39-1 also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in FIN No. 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted.  At this time, TVA is evaluating the requirements of FIN No. 39-1 and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s financial position.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  TVA currently includes many of the disclosures now required by SFAS No. 161 but does not plan to early adopt the requirements of the new standard.  The effective date of adoption for TVA is the second quarter of 2009.

Corporate Governance

TVA Board

On March 28, 2008, Thomas C. Gilliland of Blairsville, Georgia was sworn in as the seventh TVA Board member.  Mr. Gilliland’s term will expire on May 18, 2011.  Two vacancies on the TVA Board remain unfilled.  Bishop William Graves and Ms. Susan Richardson Williams have been re-nominated for new terms and are awaiting confirmation by the Senate.

Anticipated Departure of Director

On April 16, 2008, Director Skila S. Harris informed the President of the United States that she intends to leave her position as a Director of the TVA Board effective May 19, 2008, after the expiration of her term of office.  Director Harris plans to participate in the TVA Board’s public meeting on that date and will leave office at midnight that night.

Bylaw Changes

On April 3, 2008, the TVA Board approved the following changes to TVA’s Bylaws:

Section 1.6 was added to provide that when Board vacancies result in there being less than a quorum (less than five members), the Board may continue to exercise such powers as are necessary to assure continuity of operations along the lines established by the Board when it had a quorum, but may not direct TVA into new areas of activity, embark on new programs, or change TVA’s existing direction.

Section 1.9 (formerly Section 1.8) was replaced with a more specific statement that the principal responsibilities of the Board are to establish “the broad strategies, goals, objectives, long-range plans, and policies” of TVA in a manner consistent with the missions set forth in the TVA Act and to ensure “that those are achieved by the Chief Executive Officer.”

Section 1.10 was added to specify that the authorities of the Chairman of the Board are those necessary or appropriate to carry out the responsibilities vested in the Chairman under the Bylaws

Section 3.2 was revised to specify that the principal responsibilities of the Chief Executive Officer (“CEO”) are to achieve the broad strategies, goals, objectives, long-range plans, and policies established by the Board, as well as to ensure the continuity and reliability of TVA’s operations.

Section 3.3 was added to provide that the CEO is TVA’s primary spokesperson in communications with external individuals and entities.

Section 3.5 was added to specify that the CEO would identify to the Board which TVA executive officer, or succession of executive officers, would serve in the CEO’s stead in the event the CEO became unable to carry out his or her duties and responsibilities for any reason.  Such executive officer would serve as CEO until such time as the Board decided otherwise.

Article IV was added to specify that the TVA Board Practices system is the means used by the Board to (i) define Board and Board Committee processes beyond what is specified in the Bylaws, (ii) interpret Bylaw provisions, and (iii) provide guidance or delegate additional authorities to the CEO.

Section 6.3 (formerly Section 5.3) was modified to recognize that (i) the Board has already approved and provided to Congress (as information) a conflict-of-interest policy applicable to Board members, the CEO, and all TVA employees and (ii) any subsequent changes to that policy adopted by the Board shall also be provided to Congress.

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

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell of Kentucky introduced the Access to Competitive Power Act of 2007 in the Senate. Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service. No further congressional action has taken place on this bill since the date of its introduction.

On October 18, 2007, Senators Joseph Lieberman and John Warner introduced America’s Climate Security Act of 2007 in the Senate.  This economy-wide bill would mandate the reduction of greenhouse gas emissions of covered facilities through a cap-and-trade structure.  Covered facilities include those that use more than 5,000 tons of coal per year.  Compliance may be met through trading, banking, borrowing, and offsets.  Further congressional committee hearings and proposed amendments to the bill are expected during 2008.

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

As discussed in the Annual Report, in the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act, Environmental Protection Agency (“EPA”) promulgated a final rule for existing power producing facilities (“Phase II Rule”) that became effective on September 7, 2004.  On January 25, 2007, the U.S. Court of Appeals for the Second Circuit remanded the Phase II Rule, holding, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil, LLC filed a petition seeking review of the decision by the U.S. Supreme Court.  TVA and the Attorneys General of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the U.S. Supreme Court granted the petition, limiting its review to one issue: "Whether Section 316(b) of the Clean Water Act authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.”

In May 2007, the TVA Board approved a Strategic Plan.  Due to the increasing environmental requirements and expectations, TVA is re-evaluating its high-level environmental policy to align with and execute the direction in the 2007 TVA Strategic Plan.  The proposed environmental policy is an integrated framework which provides policy-level guidance to carry out TVA's mission by providing cleaner, still affordable energy, sustainable economic development, and proactive environmental stewardship.  TVA contracted the services of a consulting firm to assist in updating its environmental policy.  A draft plan was developed with input from multiple stakeholders, including customers, environmental organizations, congressional staffs, and others.  TVA's environmental responsibilities were reviewed within six environmental dimensions: climate change, clean air, water resources, waste management, sustainable land use, and natural resources.  The draft plan was presented to the TVA Board at the April 3, 2008, TVA Board meeting and was subsequently posted for a 30-day public comment period.

In light of increasing national focus on renewable and clean energy and TVA's desire to reduce its environmental footprint, the TVA Board initiated a Renewable and Clean Energy Assessment.  On March 4, 2008, members of the TVA Board held a public listening session to receive input from a panel of national experts and attending members of the public.  Additionally, nine regional meetings were held throughout the Tennessee Valley to provide further opportunity for public input.  This assessment strives to add more renewable and clean energy resources to help reduce carbon emissions in the Tennessee Valley environment while minimizing costs and maintaining a reliable power supply.  The assessment proposes to review TVA’s generation mix and identify a road map for pursuing additional renewable and clean energy supply located in the region.  The draft Renewable and Clean Energy Assessment was posted for a 30-day public comment period.

The Tennessee Department of Environment and Conservation (“TDEC”) has placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant on its draft 2008 list of impaired streams. This list is known as the 303d List after the section in the Clean Water Act that established these requirements.  Section 303d requires states to develop and report to EPA on a two-year cycle a list of waters that are "water quality limited" or are expected to not meet water quality standards in the next two years and need additional pollution controls. This section of Barkley Reservoir had not been listed previously. The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs on the Wolf Creek and Center Hill Dams coupled with the most severe drought on record in the region. The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill Dams may impact the generation of electricity from TVA's Cumberland and Gallatin Fossil Plants. TVA is working with the Corps and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.  TVA is also installing temporary cooling towers at its Cumberland Fossil Plant to reduce summer derates and to improve both instream river temperatures and dissolved oxygen levels.

On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) vacated the EPA’s delisting decision to remove coal- and oil-fired Electric Generating Units (“EGU”) from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to the Maximum Achievable Control Technology (“MACT”) standards under section 112 of the Clean Air Act.  Vacating the EPA’s delisting decision, the D.C. Circuit concluded, also required vacation and remand of the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to delist EGUs in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate utilities under section 112(d), setting MACT standards for emissions regulated under Section 112 based on command and control for EGU's. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost to comply with CAMR.

The D.C. Circuit’s decision may also have the effect of reviving interest in Congress in adopting multi-pollutant control legislation focused only on the electric power sector. Among other things, such an approach could seek to establish coordinated caps for power plant emissions of mercury, sulfur dioxide (“SO2”), nitrogen oxides (“NOx”), and carbon dioxide (”CO2”).

Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to decline by more than 35 percent, primarily as a result of the controls TVA is installing to reduce SO2 and NOx emissions.

On March 12, 2008, EPA issued final rules adopting new, more stringent, National Ambient Air Quality Standards for ozone.  EPA lowered the primary standard, created to protect public health with an adequate margin of safety, from 0.084 parts per million (“ppm”) to 0.075 ppm.  EPA also promulgated a new secondary standard, mainly created to protect vegetation. The form and level of the secondary standard are the same as the primary standard.

In 2009, states will have to recommend to EPA those counties proposed to be designated as “non-attainment” with the new standards.  In 2010, EPA will finalize attainment designations using 2006-2008 monitoring data.  States must submit plans to EPA no later than 2013 that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (2013-2030) depending on the severity of the ozone problem.

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil-fired power plants. As a result of its aggressive emission reduction program, TVA’s summertime NOx emissions have declined substantially as reported in the 2007 Annual Report.

Based on 2005-2007 monitoring data, virtually all counties in the Tennessee Valley area with an ozone monitor or that are in a Metropolitan Statistical Area with a monitor will likely be designated as non-attainment for the new standard. This includes most of the urban areas in Tennessee including Nashville.

This action is likely to create pressure on TVA to reduce NOx emissions sooner than planned, especially at Gallatin and/or Johnsonville fossil plants due to their proximity to Nashville.  In anticipation of the need for future reductions, TVA is using more stringent planning targets for emission budgets in its Clean Air Plan.

Non-attainment designation can impact industrial development and expansion since new businesses tend to avoid non-attainment areas, and expansion of existing businesses becomes more difficult. Non-attainment can have serious repercussions for counties by increasing costs to industry, delaying the air permitting process, and restricting expansion of existing sources.   Consumers are also likely to be affected as a result of the institution of vehicle inspection and fuel restriction programs.  Non-attainment also impacts transportation planning since loss of federal highway funds can occur unless projects demonstrate “conformity” with the new standards.

Legal

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $27 million with respect to the proceedings described below as of March 31, 2008, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Case Involving Alleged Violations of the New Source Review and New Source Performance Standard Regulations at Colbert Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and Sierra Club, Inc. (“Sierra Club”), filed suit on February 13, 2001, in the United States District Court for the Northern District of Alabama, alleging that TVA violated the Clean Air Act (“CAA”) and various Nonattainment New Source Review (“NNSR”) implementing regulations at Colbert, a coal-fired electric generating facility located in Tuscumbia, Alabama.  The plaintiffs allege that TVA made major modifications to Colbert Unit 5 without obtaining a preconstruction permit and without complying with NNSR and New Source Performance Standard (“NSPS”) emission limits.  The plaintiffs seek injunctive relief and civil penalties.  The district court held that sovereign immunity precluded the plaintiffs from recovering civil penalties against TVA and also dismissed the lawsuit on statute of limitations grounds, and the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed.  In January 2008, the plaintiffs filed a petition, asking the Supreme Court to review the Eleventh Circuit’s dismissal of the case.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The NPCA and the Sierra Club filed suit on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee.  The district court dismissed the lawsuit on statute of limitations grounds.  The plaintiffs appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”), and the Sixth Circuit reversed the lower court.  The district court has set the case for trial on September 2, 2008.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, might influence similar litigation, if filed, in the future, and it is uncertain whether TVA would bear significant increased costs.

Case Involving Opacity at Colbert.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed suit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002.  The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  After the district court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the Eleventh Circuit.  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the civil penalty demands, held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained EPA approval of that rule, and remanded the case to the district court.  On August 27, 2007, the district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded, and the district court has decided to conduct a hearing on the matter.  EPA is considering Alabama’s de minimis rule, and, if it approves the rule, the lawsuit will become moot.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a winter net dependable generating capacity of 1,628 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements as Colbert, this plant will likely be affected by the decision in this case.  The proposed Alabama de minimis rule would help reduce or eliminate the chances of an adverse effect on Widows Creek from the district court decision.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA and certain other utilities in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages but rather a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  Both lawsuits were dismissed and are currently on appeal to the United States Court of Appeals for the Second Circuit.

Global Warming Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  The district court dismissed the case, and the plaintiffs have appealed to the United States Court of Appeals for the Fifth Circuit.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the district court to impose caps on emissions from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  The district court has set a trial date of July 14, 2008.  TVA appealed the district court’s failure to dismiss this case to the full United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”).  The full Fourth Circuit denied TVA’s appeal, and TVA is considering whether to request that the Supreme Court hear the appeal.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its TVA power contract.  Warren then entered into an arrangement with East Kentucky Power Cooperative, Inc. (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky asked TVA to provide transmission service to East Kentucky for its service to Warren.  TVA denied the request on the basis that, under the anti-cherrypicking provision, it was not required to provide the requested transmission service.  East Kentucky then asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren.  TVA did not agree, and East Kentucky asked FERC to order TVA to provide the interconnections.  In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations on the TVA transmission system.  On August 11, 2006, TVA filed an appeal in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Circuit”) seeking review of this order on the grounds that this order violated the anti-cherrypicking provision.  On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination.  On December 12, 2007, FERC terminated the proceeding but did not vacate its previous orders.  On January 17, 2008, TVA filed an unopposed motion to dismiss the D.C. Circuit appeal as moot.  The D.C. Circuit dismissed the case on January 29, 2008.

Case Involving Areva Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”).  AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant.  AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee seeking $25.8 million and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee.  On June 15, 2007, AREVA raised its claim for damages to $47.9 million.  Trial on the question of liability is scheduled to begin on September 29, 2008.  A second trial on the question of damages will be held later, if necessary.

Notification of Potential Liability for Ward Transformer Site.  EPA and a working group of potentially responsible parties (“PRPs”) have provided documentation showing that TVA sent electrical equipment containing PCBs to the Ward Transformer site in Raleigh, North Carolina.  Under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), any entity which arranges for disposal of a CERCLA hazardous substance at a site may bear liability for the cost of cleaning up the site.  The working group is cleaning up on-site contamination in accordance with an agreement with EPA and plans to sue non-participating PRPs for contribution.  The estimated cost of the cleanup is $20 million.  In addition, EPA likely has incurred several million dollars in response costs, and the working group has reimbursed EPA approximately $725,000 of those costs.  EPA has also proposed a cleanup plan for off-site contamination.  The present worth cost estimate for performing the proposed plan is about $5 million, which would be shared by the participants.  In addition, there may be natural resource damages liability related to this site, but TVA is not aware of any estimated amount for any such damages.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation and Stone & Webster Construction, Inc., respectively, are to share in a team incentive fee pool funded from cost savings based on underruns in the budgets for their respective work scopes.  The contracts provide that the fee pool could not exceed $100 million regardless of the actual savings involved, and the savings would be allocated as follows:  90 percent of the first $40 million would be given to the contractors, and any amount over $40 million would be split equally among TVA and the two contractors.  Thus, if the maximum cost savings of $100 million had been attained, each contractor’s payment from this pool would have been $38 million, for a total payout under both contracts of $76 million with the remaining $24 million being credited to TVA.  The contractors have taken the position that they should each receive the maximum payment.  Currently, TVA has calculated each contractor’s share at $12,371,405, for a total payout under both contracts of $24,742,810.  The parties have submitted this matter to nonbinding mediation which is scheduled for May 2008.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated by TVA, but TVA is unable to estimate any such amount at this time.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7.  From 2002 to 2005, the unit’s ducts allowed SO2 and nitrogen oxides NOx to escape into the air.  TVA repaired the ductwork in 2005, and the problem has been resolved.  TVA is reviewing the NOV.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions for which it may be liable in connection with the NOV from EPA.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, and Hilary Lambert filed a petition with EPA raising objections to the conditions of TVA’s current CAA permit at the Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  The current permit continues to remain in effect.  It is unclear whether or how the plant’s permit might be modified as a result of this proceeding.

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

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under section 114 of the Clean Air Act requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during EPA’s New Source Review enforcement initiative.  TVA plans to respond to this request.

Significant Litigation to Which TVA Is Not a Party, United States v. Duke Energy.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that the test for emission increases under the NSR program does not have to be the same as the test under the NSPS program.  In light of the decision, it appears that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations, and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in two NSR cases (one involving Bull Run, the dismissal of which was recently reversed on appeal) and another at Colbert (the dismissal of which was recently affirmed on appeal but may be reviewed by the Supreme Court).  These cases are discussed in more detail above.  The Supreme Court’s holding could undermine one of TVA’s defenses in these cases, although TVA has other available defenses.  Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units.  The Supreme Court’s decision in Duke Energy could encourage such suits, which are likely to involve units where emission control systems, such as scrubbers and selective catalytic reduction systems, are not installed, under construction, or planned to be installed in the relatively near term.

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem.  In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness and the design of TVA’s disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 in this Quarterly Report for a discussion of legal proceedings affecting TVA.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed under Item 1A in the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On May 9, 2008, TVA renewed the $1,250,000,000 credit facility with Bank of America, N.A. that expires on May 14, 2008.  The new maturity date for this credit facility is May 13, 2009.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008 (marked to reflect the April 3, 2008 amendments)
10.1
Assumption Agreement between TVA and Incapital LLC dated as of February 29, 2008, relating to the electronotes® Selling Agent Agreement dated as of June 1, 2006, among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC, a copy of which was filed as Exhibit 10.4 to TVA's Annual Report on Form 10-K filed on December 15, 2006

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

Date: May 12, 2008

TENNESSEE VALLEY AUTHORITY
(Registrant)

By:    /s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:   /s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
   Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008 (marked to reflect the April 3, 2008 amendments)
10.1
Assumption Agreement between TVA and Incapital LLC dated as of February 29, 2008, relating to the electronotes® Selling Agent Agreement dated as of June 1, 2006, among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC, a copy of which was filed as Exhibit 10.4 to TVA's Annual Report on Form 10-K filed on December 15, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer