Form 10-K/A
period 2007-09-30
Tennessee Valley Authority
filed 2008-12-10
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

(MARK ONE)
x ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2007
 OR
 o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13, Section 15(d), or Section 37 of the Securities Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, 15(d), or 37 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large accelerated filer  ☐                                            Accelerated filer ☐
Non-accelerated filer   ☒                                            Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

Explanatory Note

In this Amendment No. 2 to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007 (“Form 10-K/A No. 2”), the Tennessee Valley Authority (“TVA”) is restating the financial statements for the years ended September 30, 2007 and 2006, primarily to restate revenue associated with an accounting error in the financial statements included in the original Annual Report on Form 10-K (the “Original 10-K”). The error was discovered during TVA’s review of its unbilled revenue estimation process.

TVA is primarily a wholesale provider of power to distributor customers (“distributors”) that resell the power to end users at retail rates. Under TVA’s end-use billing arrangements with distributors, TVA relies on distributors to report their end-use sales.  Because of the delay between the wholesale delivery of power to the distributor and the report of end-use sales to TVA, TVA must estimate the unbilled revenue at the end of each financial reporting period.  In September 2006, TVA implemented a change in methodology for estimating unbilled revenue for electricity sales which resulted in an increase of $232 million in unbilled revenue (2.6 percent of operating revenue) for 2006.

The estimation process implemented in September 2006 utilized the distributors’ average rates and an estimate of the number of days of revenue outstanding to reflect the delay in reporting the end-use sales to TVA (“days outstanding”).  The number of days outstanding was derived using a procedure similar to a cross-correlation calculation that compared the monthly retail load to the monthly wholesale load.  The intent was to reflect in the unbilled estimate the end-use sales that would be reported that month by distributors plus any remaining sales that would not be reported until the following month due to the delay between wholesale delivery and end-use reporting.

TVA has determined that the process implemented in September 2006 overestimated the days outstanding and that this overestimation resulted in an error in recording unbilled revenue and unbilled receivables.  The previous unbilled process also failed to consider the annual true-up of each distributor’s reported distribution losses. The annual true-up reconciles total end-use kilowatt-hour (“kWh”) sales and revenue reported by each distributor with the kWh sales recorded for each distributor at wholesale.

TVA has used a new process for estimating unbilled revenue for 2006 and 2007 in this Form 10-K/A No. 2.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue in 2007 by $73 million (less than one percent of operating revenues) and to decrease revenue by $200 million (approximately 2.2 percent of operating revenues) in 2006.

The restatement of unbilled revenue also affected TVA’s fuel cost adjustment (“FCA”) calculation.  The FCA is a mechanism by which TVA collects the direct cost of fuel used in its generating facilities and also the energy costs of purchased power used to serve power demand.  Implementation of the FCA occurred in October 2006 as a joint effort between TVA and its customers.  The goal of the FCA is timely recovery of fuel-related expenses to reduce the volatility driven by fuel and purchased power markets.  Under TVA’s FCA methodology, adjustments to rates are based primarily on the difference between forecasted and actual expenses for the upcoming quarter as well as the difference between forecasted and actual revenues for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or subtracted from a deferred account on TVA’s balance sheet.

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-K, TVA reported a FCA deferred balance of $197 million at September 30, 2007, which was restated to a deferred balance of $150 million.  Of the $150 million, $18 million is a deferred asset and $132 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments.  The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those distributors who make prepayments for their power.  As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted. The adjustment related to distributor prepayments had no effect on the account balances as of September 30, 2007 and increased the balance in the receivable and advance collections accounts by $1 million as of September 30, 2006.

In light of the need for this restatement, TVA has identified a material weakness in its internal control over financial reporting related to its unbilled revenue calculation, and has concluded that its disclosure controls and procedures were not effective as of September 30, 2007, solely because of this material weakness.  To rectify the material weakness, the new method of calculating the unbilled revenue estimate described above was used for periods presented in this Form 10-K/A No. 2. See Item 9A, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TVA has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified.  These adjustments primarily include accounting for closed capital projects and related depreciation, reserves for legal proceedings, and timing of payable recognition and are described in more detail in Note 2.

The effects of these restatements and miscellaneous adjustments on TVA's consolidated financial statements as of and for the years ended September 30, 2007, and 2006, including quarterly data, are described in Note 2 and Note 17.  The restatements had no impact on TVA’s cash or cash equivalents.

For the convenience of the reader, TVA is refiling its entire Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007, by means of this Form 10-K/A No. 2.  However, except for the information affected by the restatement, TVA has not materially updated the information contained herein for events or transactions occurring subsequent to the dates the Original 10-K and Amendment No. 1 to the Original 10-K (“10-K/A No. 1”) were filed with the SEC.  TVA recommends that this Form 10- K/A No. 2 be read in conjunction with the reports and any amendments thereto TVA has filed with the SEC subsequent to the filing date of the Original 10-K and 10-K/A No. 1.

The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original 10-K and 10-K/A No. 1 is amended hereby as a result of the restatement:

Part I – Item 1 – Business

Part I – Item IA – Risk Factors

Part I – Item 3 – Legal Proceedings

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part III – Item 11 – Executive Compensation

Part IV – Item 15 – Exhibits and Financial Statements

TVA is also filing updated certifications by the Chief Executive Officer and Chief Financial Officer as exhibits to this Form 10-K/A No. 2.

This Form 10-K/A No. 2 is not superseding or restating financial statements contained in TVA’s quarterly reports on Form 10-Q for the quarters ended March 31, 2008, or December 31, 2007, or any current report on Form 8-K filed subsequent to September 30, 2007.  However, the financial statements for the quarters ended March 31, 2008 and December 31, 2007, which are contained in the quarterly reports on Form 10-Q for the quarters then ended, have also been restated in amended quarterly reports on Form 10-Q/A, which TVA plans to file as soon as practicable after the filing of this Form 10-K/A No. 2.  See Note 17.  Accordingly, the information in the quarterly reports on Form 10-Q for the quarters ended March 31, 2008, and December 31, 2007, should be considered in light of the information in this Form 10-K/A No. 2.

The financial statements for the quarters ended March 31, 2008, and December 31, 2007, which are contained in the quarterly reports on Form 10-Q for the quarters then ended, are being restated in amended quarterly reports on Form 10-Q/A, which TVA plans to file as soon as practicable after the filing of this Form 10-K/A No. 2.

TVA has not separately amended its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or its Quarterly Reports on Form 10-Q for the quarterly periods for the fiscal years ended September 30, 2007 and 2006.  Consequently, the financial and other information contained in such reports should be read in conjunction with the restated financial data for these fiscal periods, which is set forth in this Form 10-K/A No.2.  See Note 17.

FORWARD-LOOKING INFORMATION

This Form 10-K/A No. 2 contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.

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

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,
–	The sole authority of the TVA Board to set power rates,
–	Various environmental and nuclear matters,
–	TVA’s management of the Tennessee River system,
–	TVA’s credit rating, and
–	TVA’s debt ceiling;
•	Loss of customers;
•	Performance of TVA’s generation and transmission assets;
•	Availability of fuel supplies;
•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings;
•	Weather conditions including drought;
•	Failure of transmission facilities;
•	Events at any nuclear facility, even one that is not owned by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, or its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money;

•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures, and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

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

2008 TVA Scorecard

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

Sales of electricity accounted for substantially all of TVA’s operating revenues in 2007, 2006, and 2005, amounting to $9.2 billion (restated), $8.8 billion (restated), and $7.7 billion, respectively.  TVA’s revenues by state for the last three years are detailed in the table below.

Electricity Sales Revenues by State
For the years ended September 30
(in millions)

	2007	2006*	2005*
	As Restated	As Restated
Alabama	$1,264	$1,239	$1,051
Georgia	206	226	186
Kentucky	1,084	902	830
Mississippi	804	798	671
North Carolina	58	36	38
Tennessee	5,740	5,621	4,806
Virginia	7	5	4
Subtotal	9,163	8,827	7,586
Sale for resale	17	13	95
Subtotal	9,180	8,840	7,681
Other revenues	146	143	111
Operating revenues	$9,326	$8,983	$7,792

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

Operating Revenues by Customer Type For the years ended September 30
(in millions)

	2007	2006*	2005*
	As Restated	As Restated
Municipalities and cooperatives	$7,847	$7,659	$6,539
Industries directly served	1,221	1,065	961
Federal agencies and other
Federal agencies directly served	95	103	86
Off-system sales	17	13	95
Subtotal	9,180	8,840	7,681
Other revenues	146	143	111
Operating revenues	$9,326	$8,983	$7,792

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

TVA Distributor Customer Contracts As of September 30, 2007
Contract Arrangement	Number of Distributor Customers	Sales to Distributor Customers in 2007	Percentage of Total Operating Revenues in 2007
		(in millions)
		As Restated	As Restated
15-Year termination notice	5	$87	0.9%
10-Year termination notice	48	2,597	27.8%
5-Year termination notice *	102	5,112	54.8%
Notice given - less than 5 years remaining *	3	51	0.6%
Total	158	$7,847	84.1%

*
Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority).

TVA’s two largest distributor customers — Memphis Light, Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2007, sales to MLGW and NES accounted for 8.6 percent and 7.9 percent, respectively.  In 2004, TVA and MLGW entered into a prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs for a portion of the electricity to be delivered by TVA to MLGW over a period of 180 months.  See Note 1 — Energy Prepayment Obligations for more information about this prepayment arrangement.

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

Distributor Customers with Termination Notices in Effect
As of September 30, 2007
(in millions)

Distributor Customer	Location	Date of Termination of Power Contract	TVA Sales to Distributor Customer in 2007	Percentage of TVA Operating Revenues in 2007
			As Restated	As Restated
Monticello Electric Plant Board	Kentucky	November 2008	$6	0.1%
Paducah Power System	Kentucky	December 2009	39	0.4%
Princeton Electric Plant Board	Kentucky	January 2010	6	0.1%
Total			$51	0.6%

Other Customers

Revenues from industrial customers directly served accounted for 13.1 percent of TVA’s total operating revenues in 2007.  In 2007, contracts for customers directly served were generally for terms from five to 10 years.  These contracts are subject to termination by TVA or the customer upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

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

In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 1 — General.

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

Rate Actions

Fuel Cost Adjustment

On July 28, 2006, the TVA Board implemented a fuel cost adjustment (“FCA”) to be used quarterly to adjust TVA’s rates to reflect changing fuel and purchased power costs beginning in 2007.  The FCA was initially set to zero and had its first impact on rates effective January 1, 2007.  The FCA rate adjustment on January 1, 2007, was 0.01 cents per kilowatt-hour, the rate adjustment on April 1, 2007, was 0.084 cents per kilowatt-hour, and the rate adjustment on July 1, 2007, was 0.087 cents per kilowatt-hour.  These 2007 rate adjustments produced an estimated $82 million in revenue.  As of September 30, 2007, TVA had recognized a regulatory asset of $150 million representing deferred power costs to be recovered through the FCA adjustments in future periods.  The FCA rate adjustment on October 1, 2007, was 0.432 cents per kilowatt-hour. Based upon the FCA calculation methodology in use as of October 1, 2007, the FCA was expected to produce an estimated $159 million in revenue during the first quarter of 2008.

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

Load and Energy Forecasts

TVA produces forecasts of future load and energy requirements using multiple models driven by historical TVA loads and regional economic forecasts of employment, population, and electricity and gas prices.  The best models are then chosen with the result being a range of load forecasts.  Numerous factors, such as weather conditions and the health of the regional economy, could cause actual results to differ materially from TVA’s forecasts.  See Forward-Looking Information.  As outlined in the Strategic Plan, TVA believes that new generation sources will be needed to meet load growth under most likely scenarios. See Item 1, Business — Governance — Strategy.

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

TVA-Owned Generation Facilities

The following table summarizes TVA’s net generation in millions of kilowatt-hours by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Owned Generation Facilities
For the years ended September 30
(millions of kWh)

	2007		2006		2005		2004		2003

Coal-fired	100,169	64%	99,598	64%	98,361	62%	94,618	61%	90,958	60%
Nuclear	46,441	30%	45,313	29%	45,156	28%	46,003	30%	43,167	29%
Hydroelectric	9,047	6%	9,961	6%	15,723	10%	13,916	9%	16,103	11%
CCombustion turbine and diesel generators	705	<1%	613	<1%	595	<1%	278	<1%	817	<1%
Renewable resources *	27	<1%	36	<1%	47	<1%	35	<1%	21	<1%
Total	156,389	100%	155,521	100%	159,882	100%	154,850	100%	151,066	100%

Note:
*
Renewable resources for years 2003 through 2006 have been adjusted to remove renewable resources amounts that were acquired under purchased power agreements and included in this table in TVA’s 2006 Annual Reports on Forms 10-K and 10-K/A.  These adjustments resulted in reductions in the amount of renewable resources by 11 million kWh for 2003, 13 million kWh for 2004, 14 million kWh for 2005, and 15 million kWh for 2006.  Also, for years 2003 through 2006 the following amounts related to TVA’s digester gas cofiring site have been reclassified from Coal-fired to Renewable resources: 17 million kWh for 2003, 30 million kWh for 2004, 43 million kWh for 2005, and 32 million kWh for 2006.  Renewable resource facilities include a digester gas cofiring site, a wind energy site, and solar energy sites.

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

Combustion Turbines and Future Combined Cycle Facility.  As of September 30, 2007, TVA had eight combustion turbine generating facilities consisting of 83 combustion turbine units providing a maximum of 6,258 megawatts of winter net dependable capacity.  All of the units are quick-start peaking facilities used during periods of high demand, and all but three of the units are fueled by both natural gas and fuel oil.  As of September 30, 2007, 24 of the combustion turbine units were leased to private entities and leased back to TVA under long-term leases.  See Note 13 — Other Financing Obligations.

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

Note

*	Purchased power amounts for years 2004, 2005, and 2006 have been adjusted to remove APGI purchases and include them as a credit to Industries directly served.

For more information regarding TVA’s power purchase obligations, see Note 15 — Commitments — Power Purchase Obligations.

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

Net Dependable Capacity

The following table summarizes the winter and summer net dependable capacity in megawatts TVA had available as of September 30, 2007:

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

Notes

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

Notes

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

Nuclear Decommissioning Trust

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the trust as of September 30, 2007, totaled $1.1 billion, which is greater than the present value of TVA’s estimated future nuclear decommissioning costs as computed under the NRC funding requirements but less than the present value of these costs as computed under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” See Note 15 — Contingencies — Decommissioning Costs.

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

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $24 million.  See Note 15 — Contingencies — Nuclear Insurance.

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

Natural Gas Purchases and Average Fuel Expense for Tolling Plants
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

The NRC has broad authority to impose requirements relating to the licensing, operation, and decommissioning of nuclear generation facilities.  If the NRC modifies existing requirements or imposes new requirements, TVA could be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to its nuclear decommissioning trust.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.  See Item 1, Business — Nuclear.

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

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices in order to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  In addition, in periods of low rainfall or drought, TVA’s low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power.  Furthermore, high temperatures in the summer may limit TVA’s ability to use water from the Tennessee or Cumberland River system for cooling at its generating facilities, thereby limiting TVA’s ability to operate its generating facilities.  See Item 1, Business – Weather and Seasonality and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2007.

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

•
Commodity Price Risk.  Prices of commodities critical to TVA’s operations, including coal, uranium, natural gas, fuel oil, emission allowances, and electricity, have been extremely volatile in recent years.  If TVA fails to effectively manage its commodity price risk, TVA’s rates could increase and thereby cause customers to look for alternative power suppliers.

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

TVA’s financial control system cannot guarantee that all control issues and instances of errors will be detected.

TVA’s controls and procedures are designed to provide reasonable, but not absolute, assurance that the objectives will be met. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  No evaluation of financial controls can provide absolute assurance that all control issues and instances of errors can be detected.

Subsequent to the periods covered by this report, TVA management identified a material weakness in internal controls related to TVA's unbilled revenue calculation.  These errors resulted in the restatement of TVA's statement of net income, balance sheet, cash flow statement, and proprietary capital statements for the fiscal years ending September 30, 2007 (as described in Note 2).  The new method of calculating unbilled revenue estimate was used for periods presented in this Form 10-K/A No. 2

TVA could lose the ability to use regulatory accounting and be required to write off a significant amount of regulatory assets.

TVA is able to use regulatory accounting because it satisfies the requirements set forth in Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, TVA records as assets certain costs that would not be recorded as assets under generally accepted accounting principles for non-regulated entities.  As of September 30, 2007, TVA had $4.9 billion of regulatory assets.  If TVA loses its ability to use regulatory accounting, TVA could be required to write-off its regulatory assets.  Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply to TVA.

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

Twenty-four of TVA’s combustion turbines are subject to lease-leaseback arrangements.  For more information regarding these arrangements, see Note 13 — Other Financing Obligations.

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

In 2003, TVA entered into a lease-leaseback of certain qualified technological equipment and other software related to TVA’s transmission system.  For more information regarding this transaction, see Note 13 — Other Financing Obligations.

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
•
Under Section 4(k) of the TVA Act, TVA can dispose of real property for certain specified purposes, including providing replacement lands for certain entities whose lands were flooded or destroyed by dam or reservoir construction and to grant easements and rights-of-way upon which are located transmission or distribution lines.

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

ITEM 3.  LEGAL PROCEEDINGS

           TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $2.5 million with respect to the proceedings described below as of September 30, 2007, as well as approximately $4.2 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

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

As previously disclosed in this Form 10-K/A No. 2, the information with respect to fiscal years 2007 and 2006 has been restated primarily to correct errors in the method TVA used to estimate unbilled revenue to distributor customers. See Explanatory Note and Note 2 for additional information.

Statements of Income Data
For the years ended September 30
(in millions)

	2007		2006		2005		2004		2003
	As restated		As restated
Operating revenues[1], 8	$9,326		$8,983		$7,792		$7,525		$6,954
Revenue capitalized during pre-commercial plant operations	(57)		–		–		–		–
Operating expenses [7], 9	(7,726	) [2]	(7,560	) [2]	(6,455	) [2]	(5,833	) [3]	(5,379)
Operating income	1,543		1,423		1,337		1,692		1,575
Other income, net [1,4,7], 8	71		78		57		64		46
Unrealized gain (loss) on derivative contracts, net	41		(15)		3		(7)		(7)
Net interest expense [4], 9	(1,232)		(1,264)		(1,312)		(1,363)		(1,387)
Cumulative effect of accounting changes	–		(109	) [5]	–		–		217 [6]
Net income	$423		$113		$85		$386		$444

Notes

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

(2)
During 2007, 2006 and 2005, TVA recognized a total of $21 million, $14 million, and $24 million, respectively, in impairment losses related to its Property, plant, and equipment.  The 2007 Loss on asset impairment included a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $4 million related to other Construction in progress assets.  The 2006 Loss on asset impairment included write-downs of $12 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and a $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.  The 2005 Loss on asset impairment included a $16 million write-down on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and an $8 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.

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

(5)
During 2006, TVA adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” which resulted in a cumulative effect charge to income of $109 million and an increase in accumulated depreciation of $20 million.  See Note 5.

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

(7)
TVA has certain service organizations which provide maintenance and testing services to customers both inside and outside of TVA.  For 2005, the excess of cost recovery over actual cost and services provided to TVA organizations of $12 million has been reclassified from Other income to Operating expense.  See Note 1 — Reclassifications.

(8)
Certain items previously reported as revenue under Other revenue  were reclassified as Other income.  These items were not directly associated with revenue derived from electric operations but are associated with the operation of service organizations which provide environmental and maintenance and testing services.  Previously reported revenue from these items of approximately $5 million, $13 million, and $7 million for 2005, 2004, and 2003, respectively, are now included in Other income.  Additionally, certain Other revenue related to income derived from electric operations was recorded net of related expenses.  Expenses of $15 million, $13 million and $15 million for 2005, 2004, and 2003, respectively, have been reclassified from Other revenue to operating expenses. See Note 1 — Reclassifications.

(9)
Subsequent to 2005, certain financing charges related to leaseback obligations were recorded as Operating and maintenance expense.   Beginning with 2006, these financing charges are classified as interest expense.  Previously reported financing charges of approximately $51 million, $53 million, and $34 million for 2005, 2004, and 2003, respectively, are now included in Interest on debt and leaseback obligations.  See Note 1 — Reclassifications.

Balance Sheets Data
At September 30
(in millions)

	2007	2006	2005	2004	2003 [1]
	As restated	As restated
Assets
Current assets [2]	$2,436	$2,513	$2,176	$2,295	$2,238
Property, plant, and equipment, net	24,832	24,421	23,888	23,699	23,125
Investment funds	1,169	972	858	744	638
Regulatory and other long-term assets	5,295	6,402	7,551	7,451	7,027
Total assets	$33,732	$34,308	$34,473	$34,189	$33,028

Liabilities and proprietary capital
Current liabilities [2]	$3,429	$5,229	$6,724	$5,420	$5,819	[3]
Regulatory and other liabilities	6,400	7,052	7,606	7,168	5,114
Long-term debt, net	21,099	19,544	17,751	19,337	20,201
Total liabilities	30,928	31,825	32,081	31,925	31,134

Retained earnings	1,763	1,349	1,244	1,162	783
Other proprietary capital	1,041	1,134	1,148	1,102	1,111
Total proprietary capital	2,804	2,483	2,392	2,264	1,894
Total liabilities and proprietary capital	$33,732	$34,308	$34,473	$34,189	$33,028

Notes
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

(3)	TVA reclassified $5 million related to discounted energy units from a long-term liability to a short-term liability in 2003.

Financial Obligations
As of September 30
(in millions)

	2007	2006	2005	2004	2003
Net long-term debt, excluding current maturities	$21,099	$19,544	$17,751	$19,337	$20,201

Other long-term obligations
Capital leases *	104	128	150	138	151
Leaseback commitments	1,072	1,108	1,143	1,178	1,238
Energy prepayment obligations	1,138	1,244	1,350	1,455	47
Total other long-term obligations	2,314	2,480	2,643	2,771	1,436
Total long-term obligations	23,413	22,024	20,394	22,108	21,637

Discount notes	1,422	2,376	2,469	1,924	2,080
Current maturities of long-term debt, net	90	985	2,693	2,000	2,336
Total short-term obligations	1,512	3,361	5,162	3,924	4,416

Total financial obligations	$24,925	$25,385	$25,556	$26,032	$26,053

Note

*     Included in Accrued liabilities and Other liabilities on the Balance Sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

In this Form 10-K/A No. 2, TVA is restating the financial statements for the years ended September 30, 2007, and 2006, primarily to restate revenue associated with an accounting error determined as a result of TVA’s review of its unbilled revenue estimation process.  The information below reflects these restatements.  Overall, this Form 10-K/A No. 2 has not modified or updated other disclosures presented in the Original Form 10-K, except as required to reflect the items amended in the Form 10-K/A No. 2 as described more fully in Note 2.  This Form 10-K/A No. 2 is not superseding or restating financial statements contained in TVA’s quarterly reports on Form 10-Q for the quarters ended March 31, 2008, or December 31, 2007, or any current report on Form 8-K filed subsequent to September 30, 2007.  However, the financial statements for the quarters ended March 31, 2008, and December 31, 2007, which are contained in the quarterly reports on Form 10-Q for the quarters then ended, have also been restated in amended quarterly reports on Form 10-Q/A, which TVA plans to file as soon as practicable after the filing of this Form 10-K/A No. 2 (see Note 17).  Accordingly, the information in the Form 10-Q for the quarters ended March 31, 2008, and December 31, 2007, should be considered in light of the information in this Form 10-K/A No. 2.

Business Overview

Distinguishing Features of TVA’s Business

TVA operates the nation’s largest public power system.  In 2007, TVA provided electricity to large industries and federal agencies and to 158 distributor customers that serve approximately 8.7 million people in seven southeastern states.  TVA generates almost all of its revenues from the sale of electricity, and in 2007 revenues from the sale of electricity totaled $9.2 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA is different from other electric utilities in a number of ways.  A few of the more distinguishing features are discussed below.

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

Timing of Cash Flows.  On July 28, 2006, the TVA Board implemented a fuel cost adjustment (“FCA”) to be applied quarterly as a mechanism to adjust TVA’s rates to reflect changing fuel and purchased power costs beginning in 2007.  The FCA was initially set to zero and had its first impact on rates effective January 1, 2007.  The FCA rate adjustment on January 1, 2007, was 0.01 cents per kilowatt-hour, the rate adjustment on April 1, 2007, was 0.084 cents per kilowatt-hour, and the rate adjustment on July 1, 2007, was 0.087 cents per kilowatt-hour.  These 2007 rate adjustments produced an estimated $82 million in revenue.  As of September 30, 2007, TVA had recognized a regulatory asset of $150 million representing deferred power costs to be recovered through the FCA adjustments in future periods.  The timing of the collection of the FCA adjustments has contributed to a decrease in cash of $371 million from September 30, 2006, to September 30, 2007.  The FCA rate adjustment on October 1, 2007, was 0.432 cents per kilowatt-hour. Based upon the FCA calculation methodology in use as of October 1, 2007, the FCA was expected to produce an estimated $159 million in revenue during the first quarter of 2008.

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

Summary Cash Flows.  A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2007	2006	2005
Cash provided by (used in):	As Restated	As Restated
Operating activities	$1,788	$1,985	$1,462
Investing activities	(1,686)	(1,698)	(1,188)
Financing activities	(473)	(289)	(255)
Net (decrease) increase in cash and cash equivalents	$(371)	$(2)	$19

Issuance of Debt.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  At September 30, 2007, TVA had only two types of Bonds outstanding:  power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  See Note 11 — General.

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

TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During 2007 and 2006, TVA issued $1.0 and $1.1 billion of power bonds, respectively, and redeemed $470 million, and $1.2 billion of power bonds, respectively.  At September 30, 2007, outstanding power bonds (including current maturities of long-term debt) consisted of the following:

Outstanding Power Bonds
As of September 30, 2007
CUSIP or Other Identifier	Maturity	Coupon Rate	Principal Amount [1]	Stock Exchange Listings

electronotes®	01/15/2008 - 10/15/2026	2.450% - 6.125% 2	$1,117	None
880591DB5	11/13/2008	5.375%	2,000	New York, Hong Kong, Luxembourg, Singapore
880591DN9	01/18/2011	5.625%	1,000	New York, Luxembourg
880591DL3	05/23/2012	7.140%	29	New York
880591DT6	05/23/2012	6.790%	1,486	New York
880591CW0	03/15/2013	6.000%	1,359	New York, Hong Kong, Luxembourg, Singapore
880591DW9	08/01/2013	4.750%	990	New York, Luxembourg
880591DY5	06/15/2015	4.375%	1,000	New York, Luxembourg
880591DS8	12/15/2016	4.875%	524	New York
880591EA6	07/18/2017	5.500%	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%	750	New York
880591DC3	06/07/2021	5.805%3	409	New York, Luxembourg
880591CJ9	11/01/2025	6.750%	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300	06/01/2028	5.490%	466	New York
880591409	05/01/2029	5.618%	410	New York
880591DM1	05/01/2030	7.125%	1,000	New York, Luxembourg
880591DP4	06/07/2032	6.587%	512	New York, Luxembourg
880591DV1	07/15/2033	4.700%	472	New York, Luxembourg
880591DX7	06/15/2035	4.650%	436	New York
880591CK6	04/01/2036	5.980%	121	New York
880591CS9	04/01/2036	5.880%	1,500	New York
880591CP5	01/15/2038	6.150%	1,000	New York
880591BL5	04/15/2042	8.250%	1,000	New York
880591DU3	06/07/2043	4.962% 3	307	New York, Luxembourg
880591CF7	07/15/2045	6.235%	140	New York
880591DZ2	04/01/2056	5.375%	1,000	New York
Subtotal			21,378
Unamortized discounts, premiums, and other			(189)
Total outstanding power bonds, net			$21,189

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

For additional information about TVA debt issuance activity and debt instruments issued and outstanding as of September 30, 2007 and 2006, including identifiers, rates, maturities, outstanding principal amounts, and redemption features, see Note 11.

$150 Million Note with U.S. Treasury.  TVA has access to financing arrangements with the U.S. Treasury, whereby the U.S. Treasury is authorized to accept a short-term note with maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million. Interest accrues daily and is paid quarterly at a rate determined by the U.S. Secretary of the Treasury each month based on the average of outstanding obligations of the United States with maturities of one year or less.  During 2007, 2006, and 2005, the daily average amounts outstanding were approximately $132 million, $131 million, and $103 million, respectively.  The outstanding balances were repaid quarterly.  See Note 9 and Note 11 — Short-Term Debt.

Credit Facilities.   In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 14, 2008, and the other of which matures on November 10, 2008. See Note 18 — Revolving Credit Facility Agreement. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at September 30, 2007. TVA anticipates renewing each credit facility from time to time.

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

For more information regarding TVA’s call monetization transactions, see Note 10 — Swaptions and Related Interest Rate Swap.

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

2007 Compared to 2006

Net cash provided by operating activities decreased from $1,985 million in 2006 to $1,788 million in 2007.  This $197 million decrease primarily resulted from:

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

These items were partially offset by:

•
A decrease of $154 million in cash used by changes in working capital resulting primarily from a smaller increase in the accounts receivable balance of $142 million and a larger increase in accounts payable and accrued liabilities of $9 million;

•
Cash provided by deferred items of $61 million in 2007 compared to a $35 million net use of cash in 2006.  This change is primarily due to funds collected in rates during 2007 that were used to fund future generation.  See Note 1— Reserve for Future Generation; and

•	A decrease in cash paid for interest of $33 million in 2007.

Cash used in investing activities decreased from $1,698 million in 2006 to $1,686 million in 2007.  This $12 million decrease resulted primarily from:

•	A source of cash from collateral deposits in 2007 of $48 million as compared to a net use of cash of $91 million in 2006. See Note 1 — Restricted Cash and Investments; and

•	A decrease in expenditures for the enrichment and fabrication of nuclear fuel of $74 million related to the restart of Browns Ferry Unit 1 in 2007.

These items were partially offset by:

•	An increase in expenditures of $111 million to acquire the Gleason and Marshall County combustion turbine facilities in 2007;

•	A $40 million contribution to the Asset Retirement Trust. See Note 1 — Investment Funds;

•	A damage award of $35 million that TVA received in 2006 in its breach of contract suit against the DOE not present in 2007; and

•	An increase in expenditures for capital projects of $9 million.

Net cash used in financing activities increased from $289 million in 2006 to $473 million in 2007.  This $184 million increase resulted primarily from:

•	A decrease of $92 million in long-term debt issues; and

•	An increase in net redemptions of short-term debt of $862 million.

These items were partially offset by a decrease in redemptions of long-term debt of $771 million in 2007 compared to 2006.

2006 Compared to 2005

Net cash provided by operating activities increased $523 million from 2005 to 2006.  This increase resulted from:

•
An increase in cash provided by operating revenues of $1.4 billion primarily from higher average rates from rate actions effective in October 2005 and April 2006 and, to a lesser extent, from increased demand in 2006;

•	Less cash paid for interest of $46 million in 2006; and

•	A decrease in expenditures for nuclear refueling outages of $50 million due to the number and timing of outages during 2006.

These items were partially offset by:

•	An increase in cash paid for fuel and purchased power of $734 million due to higher volume and increased market prices;

•	An increase in payments in lieu of taxes of $11 million;

•	An increase in cash outlays for routine and recurring operating costs of $44 million;

•	An increase in other deferred items of $33 million primarily due to $15 million related to customer advances for construction; and

•	An increase in contributions to the TVA Retirement System of $22 million.

Net cash used by changes in components of working capital decreased $146 million from 2005 to 2006 primarily from:

•	A larger increase in accounts receivable of $195 million due to increased sales of the prior year and higher rates in 2006; and

•	A larger increase in inventories of $108 million due to higher priced coal and natural gas in ending inventory in 2006 and a higher volume of coal on hand at the end of 2006.

These items were partially offset by:

•
A $96 million increase in accounts payable and accrued liabilities in 2006 compared to a $16 million decrease in 2005 primarily due to changes of $88 million in the amount of collateral held by TVA under terms of a swap agreement and higher costs for fuel and purchased power; and

•	A $23 million increase in accrued interest in 2006 compared to a $22 million decrease in 2005 due to timing of interest payments on Bonds issued relative to Bonds retired during 2006.

Cash used in investing activities increased $510 million from 2005 to 2006.  The increase is primarily due to:

•	Sales of short-term investments of $335 million in 2005 with no comparable sales in 2006;

•
An increase in expenditures for the enrichment and fabrication of nuclear fuel of $136 million for the Sequoyah Unit 2 and Watts Bar Unit 1 reloads scheduled to be completed in the first quarter of 2007, and expenditures related to uranium conversion and enrichment for Browns Ferry Unit 1;

•
An increase in expenditures for capital projects of $31 million primarily due to increases in transmission construction projects related to reliability and load growth on the TVA system, including a substation and a 500-kv transmission line on the bulk transmission system, an increase in expenditures for nuclear projects of $17 million primarily for the Browns Ferry Unit 1 restart, and a corresponding increase in allowance for funds used during construction of $35 million; partially offset by decreases in clean air expenditures of $20 million related to project completions and a decrease in hydroelectric expenditures of $26 million; and

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

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures 1
As of September 30

	Actual		Estimated Construction Expenditures
	2007		2008	2009	2010	2011	2012
Watts Bar Unit 2	$–		$317	$670	$684	$547	$276
Other Capacity Expansion Expenditures	520		691	789	1,026	961	512
Clean Air Expenditures	240		386	313	276	260	433
Transmission Expenditures [2]	44		73	74	56	63	60
Other Capital Expenditures [3]	448		506	550	430	500	513
Total Capital Projects Requirements	$1,252	[4]	$1,973	$2,396	$2,472	$2,331	$1,794

Notes

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

TVA also has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA’s estimates of future payments as of September 30, 2007.  See Notes 9, 11, and 15 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30

	Total		2008	2009	2010	2011	2012	Thereafter

Debt	$22,501	[1]	$1,512	$2,030	$62	$1,015	$1,525	$16,357
Interest payments relating to debt	21,061		1,235	1,173	1,118	1,088	1,059	15,388
Lease obligations
Capital	209		59	58	57	29	3	3
Non-cancelable operating	421		63	47	37	28	27	219
Purchase obligations
Power	4,760		186	183	194	195	196	3,806
Fuel	3,149		1,220	527	504	232	223	443
Other	561		310	157	24	16	15	39
Payments on other financings	1,473		89	85	89	95	97	1,018
Payment to U.S. Treasury [2]
Return of Power Facilities Appropriation Investment	130		20	20	20	20	20	30
Return on Power Facilities Appropriation Investment	258		19	22	21	20	18	158
Retirement plans	81		81	–	–	–	–	–
Total	$54,604		$4,794	$4,302	$2,126	$2,738	$3,183	$37,461

Notes

(1)	Does not include noncash items of foreign currency valuation loss of $299 million and net discount on sale of Bonds of $189 million.

(2)
TVA has access to financing arrangements with the U.S. Treasury whereby the U.S. Treasury is authorized to accept from TVA a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  TVA’s practice is to repay on a quarterly basis the outstanding balance of the note and related interest.  Because of this practice, there was no outstanding balance on the note as of September 30, 2007.  Accordingly, the Commitments and Contingencies table does not include any outstanding payment obligations to the U.S. Treasury for this note at September 30, 2007.   See Note 11 — Short-Term Debt.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments due in the year ending September 30

	Total	2008	2009	2010	2011	2012	Thereafter

Energy Prepayment Obligations	$1,138	$106	$105	$105	$105	$105	$612

Results of Operations

Financial Results

The following table compares operating results and selected statistics for 2007, 2006, and 2005:

Summary Statements of Income
For the years ended September 30

	2007	2006	2005
	As Restated	As Restated
Operating revenues	$9,326	$8,983	$7,792
Revenue capitalized during pre-commercial plant operations	(57)	–	–
Operating expenses	(7,726)	(7,560)	(6,455)
Operating income	1,543	1,423	1,337
Other income	73	80	61
Other expense	(2)	(2)	(4)
Unrealized gain/(loss) on derivative contracts, net	41	(15)	3
Interest expense, net	(1,232)	(1,264)	(1,312)
Income before cumulative effects of accounting changes	423	222	85
Cumulative effect of change in accounting for conditional asset retirement obligations	–	(109)	–
Net income	$423	$113	$85

Sales (millions of kWh)	175,529	171,651	171,498

2007 Compared to 2006

Net income for 2007 was $423 million compared with net income of $113 million for 2006.  The $310 million increase in net income was mainly attributable to:

•	A $109 million cumulative expense charge in 2006 for adoption of a new accounting standard related to conditional asset retirement obligations that did not occur in 2007;

•	A $343 million increase in operating revenues;

•	A change of $56 million in net unrealized gain/(loss) on derivative contracts; and

•	Lower net interest expense of $32 million.

These items were partially offset by:

•	A $166 million increase in operating expenses;

•	Revenue of $57 million capitalized during pre-commercial plant operations; and

•	A $7 million decrease in other income.

Operating Revenues.  Operating revenues and electricity sales during 2007 and 2006 consisted of the following:

Operating Revenues and Electricity Sales For the years ended September 30
	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2007	2006	Percent Change	2007	2006	Percent Change
	As Restated	As Restated		As Restated	As Restated
Operating revenues and sales of electricity
Municipalities and cooperatives	$7,847	$7,659	2.5%	142,461	138,624	2.8%
Industries directly served	1,221	1,065	14.6%	30,993	30,987	0.0%
Federal agencies and other	112	116	(3.4%)	2,075	2,040	1.7%
Other revenue	146	143	2.1%	–	–	–

Total operating revenues and sales of electricity	$9,326	$8,983	3.8%	175,529	171,651	2.3%

Significant items contributing to the $343 million increase in operating revenues included:

•
A $188 million increase in revenue from municipalities and cooperatives primarily due to increased sales of 2.8 percent and increased FCA revenue of $76 million, partially offset by a decrease in average rates of 1.3 percent;

•	A $156 million increase in revenue from industries directly served attributable to an increase in average rates of 15.1 percent and a slight increase in sales; and

•	A $3 million increase in other revenue primarily due to increased revenue from salvage sales partially offset by decreased transmission revenues from wheeling activity.

These items were partially offset by:

•	A $4 million decrease in revenue from Federal agencies and other.
o	This decrease was the result of an $8 million decrease in revenues from federal agencies directly served due to decreased sales of 3.0 percent, and a decrease in average rates of 4.4 percent.
o	This item was partially offset by a $4 million increase in off-system sales reflecting increased sales of 40.7 percent partially offset by a decrease in average rates of 6.5 percent.

During 2007 there was also a $57 million revenue offset related to the Browns Ferry Unit 1 pre-commercial plant operations.  See Note 1 — Capitalized Revenue During Pre-Commercial Plant Operations.

Significant items contributing to the 3.9 billion kilowatt-hour increase in electricity sales included a 3.8 billion kilowatt-hour increase in sales to municipalities and cooperatives resulting from increased sales to residential, commercial, and industrial customers.  The increase in residential power demand (which is more weather sensitive) is primarily a result of an increase in combined degree days of 258 days, or 4.9 percent, during 2007.

Other items contributing to the increase include:

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

•	A 6 million kilowatt-hour increase in sales to industries directly served largely attributable to customer growth.

Operating Expenses. A table of operating expenses for 2007 and 2006 follows:

TVA Operating Expenses For the years ended September 30
	2007	2006	Percent Change
	As Restated	As Restated
Operating expenses
Fuel and purchased power	$3,449	$3,342	3.2%
Operating and maintenance	2,332	2,328	0.2%
Depreciation, amortization, and accretion	1,473	1,500	(1.8%)
Tax equivalents	451	376	19.9%
Loss on asset impairment	21	14	50.0%
Total operating expenses	$7,726	$7,560	2.2%

Significant drivers contributing to the $166 million increase in total operating expenses included:

•
A $75 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2006 as compared to 2005.

•	A $107 million increase in Fuel and purchased power expense.

o	This increase was mainly due a $114 million increase in purchased power expense.

–
The increase in purchased power expense was primarily a result of a 16.4 percent increase in the volume of purchased power to accommodate decreased hydroelectric generation of 9.2 percent and the extended outage of Unit 3 at TVA’s Paradise Fossil Plant during the third quarter of 2007.

–	The increase in volume was partially offset by the following:

▪	A decrease in the average purchase price of 0.8 percent; and

▪
An FCA net deferral and amortization for purchased power expense of $54 million.  In accordance with the FCA methodology, TVA has deferred the amount of purchased power costs that were higher than the amount included in power rates during 2007.  This $54 million deferred amount will be charged to customers in future FCA adjustments.

o	The increase in purchased power expense was partially offset by a $7 million decrease in fuel expense.

–
The decrease in fuel expense resulted primarily from an FCA net deferral and amortization for fuel expense of $95 million.  In accordance with the FCA methodology, TVA has deferred the amount of fuel costs that were higher than the amount included in power rates during 2007.  This $95 million deferred amount will be charged to the customers in future FCA adjustments.

–	The decrease was partially offset by the following:

▪	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 2.7 percent; and

▪	Increased generation of 0.6 percent, 14.9 percent, and 2.5 percent at the coal-fired, combustion turbine, and nuclear plants, respectively, in part because of the lower hydroelectric generation.

•	A $7 million increase in Loss on asset impairment from $14 million in 2006 to $21 million in 2007.

o	The $21 million Loss on asset impairment in 2007 resulted from:

–	A $17 million write-down of a scrubber project at Colbert during 2007; and

–	Write-downs of $4 million related to other Construction in progress assets during 2007.

o	The $14 million Loss on asset impairment in 2006 resulted from:

–
Write-downs of $12 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations; and

–	A $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex during 2006.

•	A $4 million increase in Operating and maintenance expense.

o	This increase was mainly a result of:

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $55 million due to:

•	An increase in outage days of 78 days as a result of four more planned outages during 2007,

•	Significant repair work on Unit 3 at Paradise Fossil Plant, and

•	Acquisition of new combustion turbine units during 2007;

–	A $17 million increase in expense primarily related to Watts Bar Unit 2 studies during 2007;

–	A $10 million increase in severance expense during 2007;

–	A $5 million increase in workers’ compensation expense primarily as a result of a 0.05 percent lower discount rate utilized during 2007 and increased costs to administer the program; and

–
An increase in operating and maintenance expenses at nuclear plants of $13 million primarily as a result of the restart of Browns Ferry Unit 1, which returned to commercial operation on August 1, 2007.

o
These items were partially offset by decreased pension financing costs of $91 million as a result of a 0.52 percent higher discount rate and a 0.50 percent higher than expected long-term rate of return on pension plan assets.

The increases in Tax equivalent payments, Fuel and purchased power expense, Loss on asset impairment, and Operating and maintenance expense were partially offset by:

•	A $27 million decrease in Depreciation, amortization, and accretion expense.

o
This decrease was mainly a result of a $41 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved by the Nuclear Regulatory Commission (“NRC”) on May 4, 2006.

o
This item was partially offset by a $14 million increase in accretion expense reflecting the adoption of FIN No. 47, the updated incremental accretion for SFAS No. 143, and an increase in ARO liability during 2007.

Other Income.  The $7 million decrease in other income was largely attributable to decreased interest income from short-term investments and increased interest earnings on the collateral deposit funds held by TVA.

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

Interest Expense.  Interest expense, outstanding debt, and interest rates during 2007 and 2006 were as follows:

Interest Expense For the years ended September 30
	2007	2006	Percent Change
Interest expense
Interest on debt and leaseback obligations	$1,390	$1,406	(1.1%)
Amortization of debt discount, issue, and reacquisition costs, net	19	21	(9.5%)
Allowance for funds used during construction and nuclear fuel expenditures	(177)	(163)	8.6%
Net interest expense	$1,232	$1,264	(2.5%)

	(percent)
	2007	2006	Percent Change
Interest rates (average)
Long-term	6.02	6.17	(2.4%)
Discount notes	5.21	4.47	16.6%
Blended	5.94	6.02	(1.3%)

Significant items contributing to the $32 million decrease in net interest expense included:

•	A decrease in the average long-term interest rate from 6.17 percent in 2006 to 6.02 percent in 2007;

•	A decrease of $283 million in the average balance of long-term outstanding debt in 2007; and

•	A $14 million increase in AFUDC due to a 4.0 percent increase in the construction work in progress base in 2007.

These items were partially offset by:

•	An increase in the average discount notes interest rate from 4.47 percent in 2006 to 5.21 percent in 2007; and

•	An increase of $260 million in the average balance of discount notes outstanding in 2007.

2006 Compared to 2005

Net income for 2006 was $113 million compared with net income of $85 million for 2005.  The $28 million increase in net income was mainly attributable to:

•	A $1,191 million increase in operating revenues;

•	Lower net interest expense of $48 million;

•	A $19 million increase in other income; and

•	Lower other expense of $2 million.

These items were partially offset by:

•	A $1,105 million increase in operating expenses;

•	A $109 million cumulative expense charge in 2006 for adoption of a new accounting standard related to conditional asset retirement obligations; and

•	A change of $18 million in net unrealized gain/(loss) on derivative contracts.

Operating Revenues.  Operating revenues and electricity sales during 2006 and 2005 consisted of the following:

Operating Revenues and Electricity Sales For the years ended September 30
	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2006	2005	Percent Change	2006	2005	Percent Change
	As Restated			As Restated
Operating revenues and sales of electricity
Municipalities and cooperatives	$7,659	$6,539	17.1%	138,624	136,640	1.5%
Industries directly served	1,065	961	10.8%	30,987	30,872	0.4%
Federal agencies and other	116	181	(35.9%)	2,040	3,986	(48.8%)
Other revenue	143	111	28.8%	–	–	–

Total operating revenues and sales of electricity	$8,983	$7,792	15.3%	171,651	171,498	0.1%

Significant items contributing to the $1,191 million increase in operating revenues included:

•
A $1,120 million increase in revenue from municipalities and cooperatives reflecting increased sales of 1.5 percent and an increase in average rates of 15.4 percent.  Of this $1,120 million increase, $918 million relates to the rate adjustments effective October 1, 2005, and April 1, 2006.

•
A $104 million increase in revenue from industries directly served attributable to an increase in sales of 0.4 percent and an increase in average rates of 10.3 percent.  Of this $104 million increase, $41 million relates to the rate adjustments effective October 1, 2005, and April 1, 2006.

•	A $32 million increase in other revenue primarily due to increased transmission revenues from wheeling activity.

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

Significant items contributing to the 153 million kilowatt-hour increase in electricity sales included:

•	A 1,984 million kilowatt-hour increase in sales to municipalities and cooperatives.
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

These items were partially offset by:

•	A 1,946 million kilowatt-hour decrease in sales to Federal agencies and other.

o	This decrease was due to a 2,031 million kilowatt-hour decrease in off-system sales mainly reflecting decreased generation available for sale.

o	This item was partially offset by an 85 million kilowatt-hour increase in sales to federal agencies directly served primarily due to increased demand of 34.5 percent for other miscellaneous products.

Operating Expenses. A table of operating expenses for 2006 and 2005 follows:

TVA Operating Expenses For the years ended September 30
	2006	2005	Percent Change
Operating expenses	As Restated
Fuel and purchased power	$3,342	$2,609	28.1%
Operating and maintenance	2,328	2,303	1.1%
Depreciation, amortization, and accretion	1,500	1,154	30.0%
Tax equivalents	376	365	3.0%
Loss on asset impairment	14	24	(41.7%)
Total operating expenses	$7,560	$6,455	17.1%

Significant drivers contributing to the $1,105 million increase in total operating expenses included:

•	A $733 million increase in Fuel and purchased power expense.

o	This increase was a result of a $378 million increase in fuel expense and a $355 million increase in purchased power expense.

–	The increased fuel costs were largely attributable to:

▪	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 19.0 percent; and

▪	Increased generation of 1.2 percent, 3.0 percent, and 0.3 percent at the coal-fired, combustion turbine, and nuclear plants, respectively, in part because of lower hydroelectric generation.

–      The increased purchased power expense was mainly a result of:

▪	Increased average purchase price of 16.3 percent; and

▪	Higher volume acquired of 27.7 percent to accommodate for decreased hydroelectric generation and for slightly lower asset availability in 2006 than in 2005.

•	A $346 million increase in Depreciation, amortization, and accretion expense.

o	This increase was primarily a result of:

–	Increased amortization expense of $388 million largely as a result of the amortization of the deferred cost of nuclear generating units at Bellefonte Nuclear Plant; and

–	A $1 million increase in accretion expense mainly reflecting an increase in ARO liability during 2006.

o
These items were partially offset by a $43 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extensions approved by the NRC on May 4, 2006.

•	A $25 million increase in Operating and maintenance expense.

o	This increase was primarily due to:

–	Increased routine operating and maintenance costs at nuclear plants of $21 million as a result of increased labor costs, more forced outages, and the timing of contracts and billings during 2006; and

–	Increased benefits expense of $19 million attributable to increased pension related retirement costs and increased health care and dental costs during 2006.

o	These items were partially offset by decreased workers’ compensation expense of $29 million largely due to a 0.30 percent higher discount rate utilized in 2006.

•	An $11 million increase in Tax equivalent payments due to increased gross revenues from the sale of power of 3.1 percent during 2005 as compared to 2004.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments were partially offset by:

•	A $10 million decrease in Loss on asset impairment from $24 million in 2005 to $14 million in 2006.

o	The $14 million Loss on asset impairment during 2006 resulted from:

–
Write-downs of $12 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations; and

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

Other Income.  The $19 million increase in other income was largely attributable to increased interest earnings on the collateral deposit funds held by TVA, increased interest income from short-term investments, and an increase in external business activities not directly related to TVA’s power program.

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

This item was partially offset by:

•	A $108 million net change related to the mark-to-market valuation adjustment of swaption contracts, from an $89 million loss during 2005 to a $19 million gain during 2006;

•	A $45 million net change related to the mark-to-market valuation adjustment of an interest rate swap contract, from an $18 million loss during 2005 to a $27 million gain during 2006; and

•	A $6 million unrealized net loss related to the mark-to-market valuation of sulfur dioxide emissions allowance call options during the first quarter of 2005 not present in 2006.

Interest Expense. Interest expense, outstanding debt, and interest rates during 2006 and 2005 were as follows:

Interest Expense For the years ended September 30
	2006	2005	Percent Change
Interest expense
Interest on debt and leaseback obligations	$1,406	$1,407	(0.1%)
Amortization of debt discount, issue, and reacquisition costs, net	21	21	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(163)	(116)	40.5%
Net interest expense	$1,264	$1,312	(3.7%)

	(percent)
	2006	2005	Percent Change
Interest rates (average)
Long-term	6.17	6.25	(1.3%)
Discount notes	4.47	2.70	65.6%
Blended	6.02	5.93	1.5%

Significant items contributing to the $48 million decrease in net interest expense included:

•	A decrease in the average long-term interest rate from 6.25 percent in 2005 to 6.17 percent in 2006;

•	A decrease of $407 million in the average balance of long-term outstanding debt in 2006;

•	A decrease of $75 million in the average balance of discount notes outstanding in 2006; and

•	A $47 million increase in AFUDC due to a 31.4 percent increase in the construction work in progress base in 2006.

These items were partially offset by an increase in the average discount notes interest rate from 2.70 percent to 4.47 percent between 2005 and 2006.

Off-Balance Sheet Arrangements

TVA has entered into one transaction that could constitute an off-balance sheet arrangement.  In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2007.  Power purchases for 2007 under the agreement amounted to $122 million, and the remaining financial commitment under this agreement is $4.4 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility. See the discussion of variable interest entities in Note 8.

Asset Retirement Trust

In September 2007, the TVA Board approved the establishment of an asset retirement trust (“ART”) to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  The purpose of the trust is to hold funds for the contemplated future retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets.  TVA made a $40 million initial contribution to the trust on September 28, 2007.  While similar in concept, the ART is separate from TVA’s nuclear decommissioning trust fund.  TVA is not legally obligated to establish or maintain a trust for non-nuclear related obligations nor obligated to make any future contributions, regardless of funded status. Future contributions may be made at the discretion of the TVA Board.

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

Regulatory Accounting

TVA’s power rates are not subject to regulation through a public service commission or other similar entity.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write-off these costs under the provisions of SFAS No. 101, “Regulated Enterprises–Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.  See Note 6.

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

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations may be made based on engineering studies.  For nuclear assets, the studies are performed annually in accordance with NRC requirements.  For non-nuclear assets, revisions are made annually in accordance with guidance provided by SFAS No. 143 and FIN No. 47.  See Note 5.

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

The expected rate of return on pension plan assets and the discount rate as well as the amortization of actuarial gains and losses were determined in accordance with consistent methodologies, as described in Note 14.

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

Due to negative pension plan asset returns in 2002 and 2001, in conjunction with other related market conditions, TVA’s accumulated benefit obligation at September 30, 2007 and 2006 exceeded plan assets.  As a result, TVA was required to recognize an additional minimum pension liability as prescribed in SFAS No. 87.  The charge to establish the additional minimum liability and the subsequent changes thereto were recorded in Other comprehensive income, again in accordance with the requirements of SFAS No. 87.  However, TVA reclassified all such minimum pension liability changes to a regulatory asset in accordance with SFAS No. 71.  The regulatory treatment of the original changes was deemed necessary because it would be improper to presume a level of future earnings on pension assets sufficient to fully recover, within a period of one year, all such costs included in Other comprehensive income.  Prior to adopting SFAS No. 158, the additional minimum liability was reduced $653 million through direct corresponding entries to the established regulatory asset.  Subsequent to TVA’s adoption of SFAS No. 158, the regulatory asset and pension benefit obligation was increased $323 million to recognize the total unfunded pension obligation of $621 million, and $239 million of unamortized prior service cost carried as an intangible asset was reclassified to Accumulated other comprehensive income as required by the accounting standard.

Medicare Provisions.  There have been several recent developments related to retiree health care benefits, including cost sharing and legislation, such as Medicare Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, employers may receive retiree drug subsidies for Medicare-eligible retirees who enroll in the employer’s retiree prescription drug plan, provided that the plan is determined to be “actuarially equivalent” to standard coverage provided under Medicare Part D.  TVA determined that its retiree prescription drug coverage did not qualify for retiree drug subsidies.  As a result, through its prescription benefit manager, TVA maintained for 2007 an employer-sponsored prescription drug plan (“PDP”).  By providing an employer-sponsored PDP, TVA’s prescription benefit manager receives subsidies from Medicare which are passed through to Medicare-eligible retirees in the form of lower premiums.  See Note 14 for further description.

Changes in Accounting

At its September 27, 2007, meeting, the TVA Board approved the following changes in ratemaking, which result in changes in accounting for these types of transactions.

Allowance for Funds Used During Construction.  Capitalization of interest and other financing costs has been a generally accepted practice in the utility industry. The concept of permitting the capitalization of interest on major plant construction projects results from a regulatory philosophy that today’s customers should not pay for the costs of financing construction that will benefit only future customers. As a result, major plant construction costs are not included in rates until the plant is placed in service. To provide a return on investment during a period of construction, utilities typically recover the cost of construction funds from future users by capitalizing a portion of current interest costs associated with funds invested in the construction projects.  This capitalized interest is referred to as AFUDC.

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

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airline” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method. The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. TVA will adopt this guidance for 2008.  Because TVA’s policy is to expense maintenance costs as incurred (direct expensing method), the adoption of this FSP is not expected to have a material impact on TVA’s results of operations or financial position.

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

Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs, as recorded with SFAS No. 87 and SFAS No.106, and costs recovered through the ratemaking process.  As a result of the adoption of SFAS No. 158, TVA increased the existing unfunded benefit plans' regulatory asset by approximately $721 million related to the defined benefit pension and postretirement plans for amounts that would otherwise be charged to accumulated other comprehensive income under SFAS No. 158.  See Note 14.

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

The ERC and risk committees have cataloged the major enterprise level risks for TVA into three main categories: strategic risks, operational risks and financial risks.  A discussion of significant risk factors under each of these categories, as well as risk factors related to TVA securities, is presented in Item 1A, Risk Factors.  In addition, a discussion of derivative instruments that TVA uses to hedge certain of these risks is contained in Note 10.

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

Notes

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

Pension Fund

The assets in TVA’s pension plan are primarily stocks and bonds.  The Tennessee Valley Authority Retirement System (“TVARS”) targets an asset allocation policy for its pension plan assets which, in prior years, approximated 60 percent equity securities and 40 percent fixed income securities. TVARS is transitioning to a new asset allocation policy adopted March 1, 2007, which targets an asset allocation policy of 65 percent equity securities and 35 percent fixed income securities.   The pension fund is invested in equity securities, debt securities, and derivative instruments such as futures, options, and swaps, and through these investments the fund has exposure to U.S. equities, international equities, real estate investment trusts, investment-grade debt, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2007, the value of the investments in the pension fund was $8 billion, and an immediate 10 percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $800 million.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefits and Note 14 for additional information regarding TVA’s pension fund.

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

           Long-Term Debt.  At September 30, 2007, the interest rates on all of TVA’s outstanding long-term debt were fixed.  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  As of September 30, 2007, the average life of TVA’s debt portfolio was 16 years.  A schedule of TVA’s debt maturities is contained in Note 11.

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

TVA had concentrations of accounts receivable from seven customers that represented 40 percent of total accounts receivable as of September 30, 2007.

The table below summarizes TVA’s customer credit risk from trade accounts receivable as of September 30, 2007:

Customer Credit Risk As of September 30
Trade Accounts Receivable [1]	As Restated
Municipalities and Cooperative Distributor Customers
Investment Grade	$900
Internally Rated — Investment Grade	462
Industries and Federal Agencies Directly Served
Investment Grade	37
Non-investment Grade	17
Internally Rated — Investment Grade	4
Internally Rated — Non-investment Grade	4
Exchange Power Arrangements
Investment Grade	6
Non-investment Grade	–
Internally Rated — Investment Grade	3
Internally Rated — Non-investment Grade	1
Subtotal	1,434
Other Accounts Receivable
Miscellaneous Accounts	26
Provision for Uncollectible Accounts	(2)
Subtotal	24
Total	$1,458

Note
(1)  Includes unbilled power receivables of $986 million and unbilled FCA of $132 million.

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

See Note 18.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
 Quantitative and qualitative disclosures about market risk are reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME
For the years ended September 30
(in millions)

	2007	2006	2005
	Restated	Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$7,847	$7,659	$6,539
Industries directly served	1,221	1,065	961
Federal agencies and other	112	116	181
Other revenue	146	143	111
Operating revenues	9,326	8,983	7,792
Revenue capitalized during pre-commercial plant operations	(57)	–	–
Net operating revenues	9,269	8,983	7,792

Operating expenses
Fuel and purchased power	3,449	3,342	2,609
Operating and maintenance	2,332	2,328	2,303
Depreciation, amortization, and accretion	1,473	1,500	1,154
Tax equivalents	451	376	365
Loss on asset impairment	21	14	24
Total operating expenses	7,726	7,560	6,455

Operating income	1,543	1,423	1,337

Other income	73	80	61

Other expense	(2)	(2)	(4)

Unrealized gain (loss) on derivative contracts, net	41	(15)	3

Interest expense
Interest on debt and leaseback obligations	1,390	1,406	1,407
Amortization of debt discount, issue, and reacquisition costs, net	19	21	21
Allowance for funds used during construction and nuclear fuel expenditures	(177)	(163)	(116)
Net interest expense	1,232	1,264	1,312

Income before cumulative effects of accounting changes	423	222	85

Cumulative effect of change in accounting for conditional asset retirement obligations	–	(109)	–

Net income	$423	$113	$85

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
At September 30
(in millions)

ASSETS
	2007	2006
	Restated	Restated
Current assets
Cash and cash equivalents	$165	$536
Restricted cash and investments	150	198
Accounts receivable, net	1,458	1,181
Inventories and other	663	598
Total current assets	2,436	2,513

Property, plant, and equipment (Note 4)
Completed plant	38,811	35,652
Less accumulated depreciation	(15,937)	(15,339)
Net completed plant	22,874	20,313
Construction in progress	1,286	3,534
Nuclear fuel and capital leases	672	574
Total property, plant, and equipment, net	24,832	24,421

Investment funds	1,169	972

Regulatory and other long-term assets
Deferred nuclear generating units	3,130	3,521
Other regulatory assets (Note 6)	1,790	1,787
Subtotal	4,920	5,308
Other long-term assets	375	1,094
Total regulatory and other long-term assets	5,295	6,402

Total assets	$33,732	$34,308

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable	$1,000	$890
Accrued liabilities	205	237
Collateral funds held	157	195
Accrued interest	406	403
Current portion of leaseback obligations	43	37
Current portion of energy prepayment obligations	106	106
Short-term debt, net	1,422	2,376
Current maturities of long-term debt (Note 11)	90	985
Total current liabilities	3,429	5,229

Other liabilities
Other liabilities	2,067	2,283
Regulatory liabilities (Note 6)	83	575
Asset retirement obligations	2,189	1,985
Leaseback obligations	1,029	1,071
Energy prepayment obligations	1,032	1,138
Total other liabilities	6,400	7,052

Long-term debt, net (Note 11)	21,099	19,544

Total liabilities	30,928	31,825

Commitments and contingencies (Note 15)

Proprietary capital
Appropriation investment	4,743	4,763
Retained earnings	1,763	1,349
Accumulated other comprehensive (loss) income	(19)	43
Accumulated net expense of stewardship programs	(3,683)	(3,672)
Total proprietary capital	2,804	2,483

Total liabilities and proprietary capital	$33,732	$34,308

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS
For the years ended September 30
(in millions)

	2007	2006	2005
Cash flows from operating activities	Restated	Restated
Net income	$423	$113	$85
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,492	1,521	1,175
Nuclear refueling outage amortization	86	89	105
Loss on asset impairment	21	14	24
Cumulative effect of change in accounting principle	–	109	-
Amortization of nuclear fuel	137	128	131
Non-cash retirement benefit expense	201	302	289
Net unrealized gain on derivative contracts	(41)	15	(3)
Prepayment credits applied to revenue	(105)	(105)	(105)
Fuel cost adjustment deferral	(150)	–	–
Other, net	(31)	(3)	7
Changes in current assets and liabilities
Accounts receivable, net	(144)	(15)	(19)
Inventories and other	(98)	(120)	(12)
Accounts payable and accrued liabilities	103	96	(16)
Accrued interest	4	23	(22)
Pension contributions	(75)	(75)	(53)
Refueling outage costs	(96)	(72)	(122)
Other, net	61	(35)	(2)
Net cash provided by operating activities	1,788	1,985	1,462

Cash flows from investing activities
Construction expenditures	(1,379)	(1,370)	(1,339)
Combustion turbine asset acquisitions	(111)	–	–
Nuclear fuel expenditures	(203)	(277)	(141)
Change in restricted cash and investments	48	(91)	(107)
(Purchases) proceeds of investments	(44)	–	335
Loans and other receivables
Advances	(16)	(17)	(12)
Repayments	16	13	18
Proceeds from sale of receivables/loans (Note 1)	2	11	56
Proceeds from settlement of litigation	–	35	–
Other, net	1	(2)	2
Net cash used in investing activities	(1,686)	(1,698)	(1,188)

Cash flows from financing activities
Long-term debt
Issues	1,040	1,132	1,650
Redemptions and repurchases (Note 11)	(470)	(1,241)	(2,368)
Short-term (redemptions)/borrowings, net	(955)	(93)	546
Proceeds from call monetizations	–	–	5
Payments on leaseback financing	(30)	(28)	(29)
Payments on equipment financing	(7)	(6)	(6)
Financing costs, net	(11)	(14)	(17)
Payments to U.S. Treasury	(40)	(38)	(36)
Other	–	(1)	–
Net cash used in financing activities	(473)	(289)	(255)

Net change in cash and cash equivalents	(371)	(2)	19
Cash and cash equivalents at beginning of period	536	538	519

Cash and cash equivalents at end of period	$165	$536	$538

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income

Balance at September 30, 2004	$4,803	$1,162	$(52)	$(3,649)	$2,264
Net income (loss)	–	98	–	(13)	85	$85
Return on Power Facility Appropriation Investment	–	(16)	–	–	(16)	–
Accumulated other comprehensive income (Note 9)	–	–	79	–	79	79
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2005	4,783	1,244	27	(3,662)	2,392	$164
Net income (loss) (as restated)	–	123	–	(10)	113	$113
Return on Power Facility Appropriation Investment	–	(18)	–	–	(18)	–
Accumulated other comprehensive income (Note 9)	–	–	16	–	16	16
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2006 (as restated)	4,763	1,349	43	(3,672)	2,483	$129
Net income (loss) (as restated)	–	434	–	(11)	423	$423
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive (loss) (Notes 9 and 14)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2007 (as restated)	$4,743	$1,763	$(19)	$(3,683)	$2,804	$361

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

Cost-Based Regulation

               The rate-setting authority vested in the TVA Board by the TVA Act meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  In addition, TVA meets the remaining criteria for the application of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of the demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles (“GAAP”) for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2007 and 2006 presentation.

Beginning with October 2006, certain items previously considered revenue from Sales of electricity were reclassified as Other revenue.  These items are not directly associated with the sale of electricity and include delivery point charges, administrative charges, and customer charges.  Previously reported sales of electricity of approximately $22 million and $23 million for 2006 and 2005, respectively, are now included in Other revenue.  Additionally, certain items previously considered revenue from Other revenue were reclassified as Other income.  These items are not directly associated with revenue derived from electric operations but are associated with the operation of service organizations which provide environmental and maintenance and testing services.  Previously reported revenue from these items of approximately $10 million and $12 million for 2006 and 2005, respectively, is now included in Other income.  Additionally, certain Other revenue related to income derived from electric operations was recorded net of related expenses.  Expenses of $15 million for 2005 have been reclassified from Other revenue to Operating expenses.

TVA has certain service organizations which provide maintenance and testing services to customers both inside and outside of TVA.  For 2005, the excess of cost recovery over actual cost and services provided to TVA organizations of $12 million has been reclassified from Other income to Operating expense.

Subsequent to 2005, certain financing charges related to leaseback obligations were recorded as Operating and maintenance expense.   Beginning with 2006, these financing charges are classified as interest expense.  Previously reported financing charges of approximately $51 million for 2005 are now included in Interest on debt and leaseback obligations.

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

Accounts Receivable

Accounts Receivable.  Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables (see Note 2):

Accounts Receivable As of September 30
	2007	2006
	As Restated	As Restated
Power receivables billed	$316	$303
Power receivables unbilled	986	832
Fuel cost adjustments unbilled	132	-
Total power receivables	1,434	1,135

Other receivables	26	56
Allowance for uncollectible accounts	(2)	(10)
Net accounts receivable	$1,458	$1,181

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

TVA accounts for its properties using the composite convention of accounting.  Accordingly, the original cost of property retired, together with removal costs less salvage value, is charged to accumulated depreciation.  Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets.   Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.90 percent for 2007, 3.17 percent for 2006, and 3.33 percent for 2005.  Depreciation rates by asset class are as follows:

TVA Property, Plant, and Equipment Depreciation Rates As of September 30
	2007	2006	2005
	As Restated	As Restated
Asset Class:	(percent)
Nuclear	2.29	3.00	3.40
Coal-Fired	3.59	3.53	3.53
Hydroelectric	1.82	1.79	1.78
Combustion turbine/diesel generators	4.70	4.54	4.55
Transmission	2.53	2.57	2.52
Other	7.05	6.26	5.60

Depreciation expense for the years ended September 30, 2007, 2006, and 2005, was $1,048 million, $1,090 million, and $1,132 million, respectively.  The single major reason for the reduction in depreciation expense for 2007 and 2006 was the rate change for Browns Ferry Nuclear Plant.  The rate change was the result of the Nuclear Regulatory Commission (“NRC”) granting TVA a 20-year operating license extension.  The change in the depreciation rate for the Other asset class category was due to the addition of communication-type equipment in 2007 having a depreciable life of five years.

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

Investment Funds

               Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 15 — Contingencies — Decommissioning Costs), asset retirement obligations (see Note 5 — Asset Retirement Trust), and the supplemental executive retirement plan (“SERP”). See Note 14 — Supplemental Executive Retirement Plan.  Decommissioning funds and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with overall equity market performance.  Asset retirement funds, which are classified as trading, are invested in commingled funds designed to earn returns in line with fixed income market performance.

Other Long-Term Assets

The year-end balances of TVA’s Other long-term assets are as follows:

Other Long-Term Assets
As of September 30

	2007	2006
Loans and long-term receivables, net	$79	$80
Intangible asset related to pension prior service cost	–	280
Valuation of currency swaps	280	246
Valuation of commodity contracts	16	487
	$375	$1,093

For additional information on the components of Other long-term assets, see Note 1 — Allowance for Uncollectible Accounts, Note 10 — Overview of Accounting Treatment, Commodity Contracts, and Swaps, Note 13 — Loans and Other Long-term Receivables, and Note 14 — Defined Benefit Pension Plan — Components of Plan, Other Postretirement Benefits — Components of Other Postretirement Benefits, and Supplemental Executive Retirement Plan.

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

TVA purchases nuclear liability insurance, nuclear property, decommissioning, and decontamination insurance, and nuclear accidental outage insurance.  See Note 15 — Contingencies — Nuclear Insurance.

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

       Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations," TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  TVA records estimates of such disposal costs only at the time the legal obligation arises.  See Note 5.

Based on updating assumptions in the engineering studies annually in accordance with NRC requirements, revisions to the amount and timing of certain cash flow estimates of nuclear asset retirement obligations may be made.  TVA recognizes as incurred all obligations related to closure and removal of its nuclear units.  TVA measures the liability for closure at the present value of the weighted estimated cash flows required to satisfy the related obligation, discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued, and subsequently modified to comply with SFAS No. 143.  Earnings from decommissioning fund investments, amortization of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred as a regulatory asset.  See Note 15 — Contingencies — Decommissioning Costs.  Beginning in 2003, TVA evaluated the nature and scope of its decommissioning policy as it relates to all electric plants.  The evaluation was used to determine the need for recognition of additional asset retirement obligations as described in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 became effective for TVA at the beginning of 2003.  See Note 5.  On September 30, 2006, TVA began applying the guidance of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.”  See Note 5 for the effects of applying this interpretation.

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

Impairment of Assets

TVA evaluates long-lived assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  See Note 7.

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

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airline” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method. The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006. TVA will adopt this guidance for 2008.  Because TVA’s policy is to expense maintenance costs as incurred (direct expensing method), the adoption of this FSP is not expected to have a material impact on TVA’s results of operations or financial position.

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

Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs, as recorded with SFAS No. 87 and SFAS No.106, and costs recovered through the ratemaking process.  As a result of the adoption of SFAS No. 158, TVA increased the existing unfunded benefit plans' regulatory asset by approximately $721 million related to the defined benefit pension and postretirement plans for amounts that would otherwise be charged to accumulated other comprehensive income under SFAS No. 158.  See Note 14.

2. Restatement

The accompanying financial statements as of September 30, 2007 and 2006, and for each of the two years then ended have been restated. TVA determined that the method implemented to estimate unbilled revenues in September 2006 had resulted in errors in unbilled revenue presented in TVA’s financial statements for the fiscal years ended September 30, 2006, and 2007, and the quarterly periods ended December 31, 2006, March 31, 2007, June 30, 2007, December 31, 2007, and March 31, 2008.  There was no effect on periods prior to the three months ended September 30, 2006.

Under TVA’s end-use billing arrangements with its distributor customers (“distributors”), TVA relies on the distributors to report their end-use sales. Because of the delay between the wholesale delivery of power to the distributor and the report of end-use sales to TVA, TVA must estimate the unbilled revenue at the end of each financial reporting period. In September 2006, TVA implemented a change in methodology for estimating unbilled revenue for electricity sales which resulted in an increase of $232 million in unbilled revenue (2.6 percent of operating revenue) for 2006.

The estimation process implemented in September 2006 utilized the distributors’ average rates and an estimate of the number of days of revenue outstanding to reflect the delay in reporting the end-use sales to TVA (“days outstanding”).  The number of days outstanding was derived using a procedure similar to a cross-correlation calculation that compared the monthly retail load to the monthly wholesale load.  The intent was to reflect in the unbilled estimate the end-use sales that would be reported that month by distributors plus any remaining sales that would not be reported until the following month due to the delay between wholesale delivery and end-use reporting.

 TVA has determined that the process implemented in September 2006 overestimated the days outstanding and that this overestimation resulted in an error in recording unbilled revenue and unbilled receivable.  The previous unbilled process also failed to consider the annual true-up of each distributor’s reported distribution losses.  The annual true-up reconciles total end-use kilowatt-hour (“kWh”) sales and revenue reported by each distributor with the kWh sales recorded for each distributor at wholesale.

TVA has used a new process for estimating unbilled revenue for 2006 and 2007.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end. Those sales along with the current month sales are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue in 2007 by $73 million and to decrease revenue by $200 million in 2006.

The restatement of unbilled revenue also affected TVA’s fuel cost adjustment (“FCA”) calculation. The FCA is a mechanism by which TVA collects the direct cost of fuel used in its generating facilities and also the energy costs of purchased power used to serve customer power demand.  Implementation of the FCA occurred in October 2006 as a joint effort between TVA and its customers.  The goal of the FCA is timely recovery of fuel-related expenses to reduce the volatility driven by fuel and purchased power markets.  Under TVA’s FCA methodology, adjustments to rates are based primarily on the difference between forecasted and actual expenses for the upcoming quarter as well as the difference between forecasted and actual revenues for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or subtracted from a deferred account on TVA’s balance sheet.

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-K, TVA reported a FCA deferred balance of $197 million at September 30, 2007, which was restated to a deferred balance of $150 million. Of the $150 million, $18 million is a deferred asset and $132 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments. The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those distributors who make prepayments for their power. As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted. The adjustment related to distributor prepayments had no effect on the account balances as of  September 30, 2007, and increased the balance in the receivable and advance collections accounts by $1 million as of September 30, 2006.

TVA has evaluated these errors and determined that the impact was an overstatement of net income for the fiscal year ended September 30, 2006, and an understatement of net income for the fiscal year ended September 30, 2007. The changes to the financial statements as of or for the respective years primarily involves accounts receivable and retained earnings on the balance sheets, and operating revenues and net income on the statements of income. The errors and restatements have no impact on cash and cash equivalents.

In addition to the unbilled revenue and FCA adjustments, there were certain miscellaneous items that were previously deemed to be immaterial by management which have been corrected in the period in which they were identified.  Summary restatements tables are presented below. References in the “Note” column correspond to lines on the Statements of Income and Balance Sheets following these tables.  Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income
Summary of Restatements

	Description of Adjustment	2007	Note	2006	Note

Operating revenues	Unbilled revenue adjustments	$73		$(200)
	Reclassification of expenses previously netted with revenue	9		8
		82	I07-1	(192)	I06-1

Operating expenses	Fuel cost adjustment	46		–
	Write off of construction projects	(5)		5
	Capitalization of construction projects	(8)		8
	Financing cost interest reclassification	(48)		(49)
	Reclassification of expenses previously netted with revenue	15		26
	Additional legal expense	3		–
	Intracompany charges reclassification	–		(12)
		3	I07-2	(22)	I06-2

Operating income		79		(170)

Other income	Additional legal reserve	3		(3)
	Reclassification of other income previously reported as revenue	6		18
	Intrarcompany charges reclassification	–		(12)
		9	I07-3	3	I06-3

Interest expense	Financing cost interest reclassification	48	I07-4	49	I06-4

Net income		$40		$(216)

Balance Sheets
Summary of Restatements

	Description of Adjustment	2007	Note	2006	Note
Current assets
Accounts receivable	Unbilled revenue adjustments	$(127)		$(199)
Accounts receivable	Swap asset reclassification	–		21
Accounts receivable	Fuel cost adjustments	132		–
Inventories and other	Derivative reclassification	–		22
		5	B07-1	(156)	B06-1
Property, plant, and equipment
Accumulated depreciation	Capitalization of construction projects	–		(8)
Construction in progress	Write off of construction projects	–		(5)
Construction in progress	Unrecorded software liability	4		–
		4	B07-2	(13)	B06-2
Regulatory and other long-term assets
Regulatory assets	Fuel cost adjustments	(179)		–
Regulatory assets	Derivative reclassification	–		(22)
Other long-term assets	Swap asset reclassification	–		(21)
		(179)	B07-3	(43)	B06-3

Total restatement of assets		$(170)		$(212)

Current liabilities
Accrued liabilities	Derivative reclassification	$–		$22
Accrued liabilities	Legal reserve adjustment	–		3
Accrued liabilities	Unbilled revenue adjustments	–		1
Accrued liabilities	Fuel cost adjustments	(1)		–
Accrued liabilities	Unrecorded software liability	4		–
Accrued liabilities	Legal expense adjustment	3		–
		6	B07-4	26	B06-4
Other liabiliites
Other liabilities	Derivative reclassification	–		(22)	B06-5

Total restatement of liabilities		6		4

Proprietary capital
Retained earnings	Write off of construction projects	4		(4)
Retained earnings	Legal reserve adjustment	4		(4)
Retained earnings	Derivative reclassification	8		(8)
Retained earnings	Unbilled revenue adjustments	73		(200)
Retained earnings	Fuel cost adjustments	(46)		–
Retained earnings	Legal expense adjustment	(3)		–
Retained earnings	Beginning retained earnings adjustment	(216)		–
		(176)	B07-5	(216)	B06-6
Total restatement of liabilities and proprietary capital		$(170)		$(212)

Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income

The following table summarizes the statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the years ended September 30, 2007, and 2006.

Statement of Income

	2007				2006
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$7,774	73		$7,847	$7,859	(200)		$7,659
Industries directly served	1,221	–		1,221	1,065	–		1,065
Federal agencies and other	112	–		112	116	–		116
Other revenue	137	9		146	135	8		143
Operating revenues	9,244	82		9,326	9,175	(192)		8,983
Revenue capitalized during pre-commercial plant operations	(57)	–		(57)	–	–		–
Net operating revenues	9,187	82	107-1	9,269	9,175	(192)	106-1	8,983

Operating expenses
Fuel and purchased power	3,382	67		3,449	3,333	9		3,342
Operating and maintenance	2,382	(50)		2,332	2,372	(44)		2,328
Depreciation, amortization, and accretion	1,481	(8)		1,473	1,492	8		1,500
Tax equivalents	452	(1)		451	376	–		376
Loss on asset impairment	26	(5)		21	9	5		14
Total operating expenses	7,723	3	107-2	7,726	7,582	(22)	106-2	7,560

Operating income	1,464	79		1,543	1,593	(170)		1,423

Other income	64	9	107-3	73	77	3	106-3	80

Other expense	(2)	–		(2)	(2)	–		(2)

Unrealized gain/(loss) on derivative contracts, net	41	–		41	(15)	–		(15)

Interest expense
Interest on debt and leaseback obligations	1,342	48		1,390	1,357	49		1,406
Amortization of debt discount, issue, and reacquisition costs, net	19	–		19	21	–		21
Allowance for funds used during construction and nuclear fuel expenditures	(177)	–		(177)	(163)	–		(163)
Net interest expense	1,184	48	107-4	1,232	1,215	49	106-3	1,264

Income before cumulative effects of accounting changes	383	40		423	438	(216)		222

Cumulative effect of change in accounting for conditional asset retirement obligations	–	–		–	(109)	–		(109)

Net income	$383	$40		$423	$329	(216)		$113

Balance Sheets

The following table sets forth the balance sheets giving effect to the restatement and other adjustments described above and showing previously reported amounts and restated amounts as of September 30, 2007, and 2006.

Balance Sheets

		2007				2006
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated

ASSETS
Current assets
Cash and cash equivalents	$165	$–		$165	$536	$–		$536
Restricted cash and investments	150	–		150	198	–		198
Accounts receivable, net	1,453	5		1,458	1,359	(178)		1,181
Inventories and other	663	–		663	576	22		598
Total current assets	2,431	5	B07-1	2,436	2,669	(156)	B06-1	2,513

Property, plant, and equipment (Note 4)
Completed plant	38,811	–		38,811	35,652	–		35,652
Less accumulated depreciation	(15,937)	–		(15,937)	(15,331)	(8)		(15,339)
Net completed plant	22,874	–		22,874	20,321	(8)		20,313
Construction in progress	1,282	4		1,286	3,539	(5)		3,534
Nuclear fuel and capital leases	672	–		672	574	–		574
Total property, plant, and equipment, net	24,828	4	B07-2	24,832	24,434	(13)	B06-2	24,421

Investment funds	1,169	–		1,169	972	–		972

Regulatory and other long-term assets
Deferred nuclear generating units	3,130	–		3,130	3,521	–		3,521
Other regulatory assets (Note 6)	1,969	(179)		1,790	1,809	(22)		1,787
Subtotal	5,099	(179)		4,920	5,330	(22)		5,308
Other long-term assets	375	–		375	1,115	(21)		1,094
Total regulatory and other long-term assets	5,474	(179)	B07-3	5,295	6,445	(43)	B06-3	6,402

Total assets	$33,902	$(170)		$33,732	$34,520	$(212)		$34,308

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable	$1,000	$–		$1,000	$890	$–		$890
Accrued liabilities	199	6		205	211	26		237
Collateral funds held	157	–		157	195	–		195
Accrued interest	406	–		406	403	–		403
Current portion of leaseback obligations	43	–		43	37	–		37
Current portion of energy prepayment obligations	106	–		106	106	–		106
Short-term debt, net	1,422	–		1,422	2,376	–		2,376
Current maturities of long-term debt (Note 11)	90	–		90	985	–		985
Total current liabilities	3,423	6	B07-4	3,429	5,203	26	B06-4	5,229

Other liabilities
Other liabilities	2,067	–		2,067	2,305	(22)		2,283
Regulatory liabilities (Note 6)	83	–		83	575	–		575
Asset retirement obligations	2,189	–		2,189	1,985	–		1,985
Leaseback obligations	1,029	–		1,029	1,071	–		1,071
Energy prepayment obligations	1,032	–		1,032	1,138	–		1,138
Total other liabilities	6,400	–		6,400	7,074	(22)	B06-5	7,052

Long-term debt, net (Note 11)	21,099	–		21,099	19,544	–		19,544

Total liabilities	30,922	6		30,928	31,821	4		31,825

Commitments and contingencies (Note 15)

Proprietary capital
Appropriation investment	4,743	–		4,743	4,763	–		4,763
Retained earnings	1,939	(176)		1,763	1,565	(216)		1,349
Accumulated other comprehensive (loss) income	(19)	–		(19)	43	–		43
Accumulated net expense of stewardship programs	(3,683)	–		(3,683)	(3,672)	–		(3,672)
Total proprietary capital	2,980	(176)	B07-5	2,804	2,699	(216)	B06-6	2,483

Total liabilities and proprietary capital	$33,902	$(170)		$33,732	$34,520	$(212)		$34,308

Statements of Cash Flows

The following table summarizes the statements of cash flows for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the years ended September 30, 2007, and 2006.

Statement of Cash Flows

	2007			2006
	As Previously Reported	Increase (Decrease)	As Restated	As Previously Reported	Increase (Decrease)	As Restated
Cash flows from operating activities
Net income	$383	$40	$423	$329	$(216)	$113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,500	(8)	1,492	1,513	8	1,521
Nuclear refueling outage amortization	86	–	86	89	–	89
Loss on asset impairment	26	(5)	21	9	5	14
Cumulative effect of change in accounting principle	–	–	–	109	–	109
Amortization of nuclear fuel	137	–	137	128	–	128
Non-cash retirement benefit expense	201	–	201	302	–	302
Net unrealized gain on derivative contracts	(41)	–	(41)	15	–	15
Prepayment credits applied to revenue	(105)	–	(105)	(105)	–	(105)
Fuel cost adjustment deferral	(197)	47	(150)	–	–	–
Other, net	(31)	–	(31)	(7)	4	(3)
Changes in current assets and liabilities
Accounts receivable, net	(72)	(72)	(144)	(214)	199	(15)
Inventories and other	(98)	-	(98)	(120)	–	(120)
Accounts payable and accrued liabilities	80	23	103	125	(29)	96
Accrued interest	4	–	4	23	–	23
Pension contributions	(75)	–	(75)	(75)	–	(75)
Refueling outage costs	(96)	–	(96)	(72)	–	(72)
Other, net	61	–	61	(35)	–	(35)
Net cash provided by operating activities	1,763	25	1,788	2,014	(29)	1,985

Cash flows from investing activities
Construction expenditures	(1,306)	(73)	(1,379)	(1,399)	29	(1,370)
Combustion turbine asset acquisitions	(111)	–	(111)	–	–	–
Nuclear fuel expenditures	(251)	48	(203)	(277)	–	(277)
Change in restricted cash and investments	48	–	48	(91)	–	(91)
(Purchases) proceeds of investments	(44)	–	(44)	–	–	–
Loans and other receivables		–			–
Advances	(16)	–	(16)	(17)	–	(17)
Repayments	16	–	16	13	–	13
Proceeds from sale of receivables/loans (Note 1)	2	–	2	11	–	11
Proceeds from settlement of litigation	–	–	–	35	–	35
Other, net	1	–	1	(2)	–	(2)
Net cash used in investing activities	(1,661)	(25)	(1,686)	(1,727)	29	(1,698)

Cash flows from financing activities
Long-term debt
Issues	1,040	–	1,040	1,132	–	1,132
Redemptions and repurchases (Note 11)	(470)	–	(470)	(1,241)	–	(1,241)
Short-term (redemptions)/borrowings, net	(955)	–	(955)	(93)	–	(93)
Proceeds from call monetizations	–	–	–	–	–	–
Payments on leaseback financing	(30)	–	(30)	(28)	–	(28)
Payments on equipment financing	(7)	–	(7)	(6)	–	(6)
Financing costs, net	(11)	–	(11)	(14)	–	(14)
Payments to U.S. Treasury	(40)	–	(40)	(38)	–	(38)
Other	–	–	–	(1)	–	(1)
Net cash used in financing activities	(473)	–	(473)	(289)	-	(289)

Net change in cash and cash equivalents	(371)	–	(371)	(2)	–	(2)
Cash and cash equivalents at beginning of period	536	–	536	538	–	538

Cash and cash equivalents at end of period	$165	$–	$165	$536	$–	$536

Statements of Changes in Proprietary Capital

 The following table summarizes the statements of changes in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the years ended September 30, 2007, and 2006.

Statements of Changes in Proprietary Capital
	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income

Balance at September 30, 2005	$4,783	$1,244	$27	$(3,662)	$2,392	$164
Net income (loss)	–	339	–	(10)	329	$329
Return on Power Facility Appropriation Investment	–	(18)	–	–	(18)	–
Accumulated other comprehensive income	–	–	16	–	16	16
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2006 as previously reported	4,763	1,565	43	(3,672)	2,699	345
(Decrease)	–	(216)	–	–	(216)	(216)
Balance at September 30, 2006 as restated	4,763	1,349	43	(3,672)	2,483	$129
Net income (loss)	–	394	–	(11)	383	$383
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive (loss)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2007 as previously reported	4,743	1,939	(19)	(3,683)	2,980	321
(Decrease) Increase	–	(176)	–	–	(176)	40
Balance at September 30, 2007 as restated	$4,743	$1,763	$(19)	$(3,683)	$2,804	$361

Statement of Changes in Proprietary Capital restatements are due to changes in net income and retained earnings resulting from the restatement process.  Please refer to the Statement of Net Income for discussion of the changes in net income.  Please refer to the Balance Sheets for discussion of changes in retained earnings.  All other components remain consistent with the presentation noted in the original statement presentation.

Accounts Receivable

The following table summarizes the types and amounts of receivables, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of September 30, 2007, and 2006.

Accounts Receivable

	2007			2006
	As Previously Reported	Increase (Decrease)	As Restated	As Previously Reported	Increase (Decrease)	As Restated
Power receivables billed	$316	$–	$316	$303	$–	$303
Power receivables unbilled	1,113	(127)	986	1,031	(199)	832
Fuel cost adjustments unbilled	–	132	132	–	–	–
Subtotal power receivables	1,429	5	1,434	1,334	(199)	1,135

Other receivables	26	–	26	35	21	56
Allowance for uncollectible accounts	(2)	–	(2)	(10)	–	(10)
Net accounts receivable	$1,453	$5	$1,458	$1,359	$(178)	$1,181

Regulatory Assets

The following table summarizes the types and amounts of regulatory assets, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of September 30, 2007, and 2006.

Regulatory Assets

	2007			2006
	As Previously Reported	Increase (Decrease)	As Restated	As Previously Reported	Increase (Decrease)	As Restated
Regulatory Assets:
Unfunded benefit costs	$973	$–	$973	$–	$–	$–
Minimum pension liability	–	–	–	914	–	914
Nuclear decommissioning costs	419	–	419	474	–	474
Debt reacquisition costs	210	–	210	232	–	232
Deferred losses relating to TVA’s financial trading program	8	–	8	6	–	6
Deferred outage costs	96	–	96	85	–	85
Deferred capital lease asset costs	66	–	66	76	–	76
Unrealized losses on power purchase contracts	–	–	–	22	(22)	–
Fuel cost adjustment: long term	197	(179)	18	–	–	–
Subtotal	1,969	(179)	1,790	1,809	(22)	1,787
Deferred nuclear generating units	3,130	–	3,130	3,521	–	3,521
Subtotal	5,099	–	4,920	5,330	(22)	5,308
Unrealized loss – current power purchase	–	–	–	–	22	22
Fuel cost adjustment receivable: short term	–	132	132	–	–	–

Total	$5,099	$(47)	$5,052	$5,330	$–	$5,330

See Note 1 — Reclassification, Accounts Receivable, Long-term Assets, Revenues, Property, Plant, and Equipment and Depreciation, and Impairment of Assets, Note 4, Note 6, Note 7, Note 15 — Legal Proceedings, and Note 17.

3. Nuclear Power Program

At September 30, 2007, TVA's nuclear power program consisted of seven units — six operating (commercially generating electricity), and one in planning stages which will resume construction in 2008.  The units are in three locations with investments in property, plant, and equipment as follows and in the status indicated:

Nuclear Production Plants
As of September 30, 2007

	Completed Plant, Net	Construction in Progress	Fuel Investment
Browns Ferry	$4,001	$117	$245
Sequoyah	1,559	32	132
Watts Bar*	5,403	9	45
Raw materials	–	–	180
Total Nuclear Production	$10,963	$158	$602

Note

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

The TVA Board determined as of the end of 2001 that the values of some of its existing assets were impaired and should be reduced.  Certain nuclear assets — portions of Bellefonte Unit 1 and Unit 2 and Watts Bar Unit 2 in its entirety — were identified as assets for which the estimated cash flows expected to be provided through future rates were less than recorded book values.  Accordingly, TVA revalued certain nuclear assets — Watts Bar Unit 2 in its entirety and portions of Bellefonte Unit 1 and Unit 2 — downward by $2.2 billion and recognized an impairment loss.  During 2004, the TVA Board approved the reclassification of approximately $203 million of Bellefonte assets from Deferred nuclear generating units to Completed plant.  In July 2005, the TVA Board approved the amortization of TVA’s remaining investment in the deferred generating units at Bellefonte over a 10-year period beginning in 2006.  See Note 1 — Cost-Based Regulation.  TVA began amortizing and recovering in rates the investment of the $3.9 billion in deferred nuclear generating units at Bellefonte Nuclear Plant on October 1, 2005.  TVA’s Board approved canceling the unfinished Bellefonte construction project in November 2005 and the NRC approved TVA’s request to terminate the construction permits in September 2006.  See Note 6 — Deferred Nuclear Generating Units.  None of these actions interfere in any way with TVA’s ability to use the site for future projects.

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

On May 4, 2006, the NRC approved TVA’s application for license extension at each of its three reactors at Browns Ferry Nuclear Plant.  As a result of the NRC’s action, each unit’s license has been extended 20 years.  See Note 5.  The depreciable lives of these units were therefore extended in 2006.  Current expiration dates of the operating licenses for the Browns Ferry units are as follows:

TVA Nuclear Unit Operating License Expiration Dates
As of September 30, 2007

Nuclear Unit	Operating License Expiration Date

Browns Ferry Unit 1	2033
Browns Ferry Unit 2	2034
Browns Ferry Unit 3	2036

4. Completed Plant

           Completed plant consisted of the following at September 30:

TVA Completed Plant
As of September 30

	2007			2006 (As Restated)
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-Fired	$11,093	$5,606	$5,487	$10,567	$5,249	$5,318
Combustion turbine	1,212	555	657	1,168	500	668
Nuclear	17,514	6,551	10,963	15,437	6,520	8,917
Transmission	4,680	1,682	2,998	4,360	1,607	2,753
Hydroelectric	1,991	718	1,273	1,879	683	1,196
Other electrical plant	1,315	471	844	1,235	436	799
Subtotal	37,805	15,583	22,222	34,646	14,995	19,651

Multipurpose dams	962	345	617	962	336	626
Other stewardship	44	9	35	44	8	36
Subtotal	1,006	354	652	1,006	344	662

Total	$38,811	$15,937	$22,874	$35,652	$15,339	$20,313

5. Asset Retirement Obligations

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

Conditional Asset Retirement Obligations for Asbestos and PCB Abatement Costs
FIN 47 ARO Category	Pro-Forma October 1, 2005 Obligation	September 30, 2006 Obligation	September 30, 2007 Obligation	Estimated Future Liability (Undiscounted) September 30, 2007
Coal-Fired Plants	$111	$117	$123	$449
Office and Other Facilities	2	2	2	42
Hydroelectric Plants	5	5	5	32
Transmission Facilities	9	8	9	21
Total	$127	$132	$139	$544

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

6.  Regulatory Assets and Liabilities

Regulatory assets capitalized under the provisions of SFAS No. 71 are included in Deferred nuclear generating units and Other regulatory assets on the September 30, 2007 and 2006, Balance Sheets.  Components of Other regulatory assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, deferred outage costs, unrealized losses related to power purchase contracts, deferred capital lease asset costs, deferred losses relating to TVA’s financial trading program, adjustment to accrue the minimum pension liability, fuel cost adjustments, and unfunded benefit costs.  All regulatory assets are probable of recovery in future revenues.  Components of Regulatory liabilities include unrealized gains on coal purchase contracts, a reserve for future generation, and capital lease liabilities.  See Note 1 — Cost-Based Regulation and Note 3.

The year-end balances of TVA’s regulatory assets and liabilities are as follows:

TVA Regulatory Assets and Liabilities As of September 30
	2007	2006
	As Restated	As Restated
Regulatory Assets:
Unfunded benefit costs	$973	$–
Minimum pension liability	–	914
Nuclear decommissioning costs	419	474
Debt reacquisition costs	210	232
Deferred losses relating to TVA’s financial trading program	8	6
Deferred outage costs	96	85
Deferred capital lease asset costs	66	76
Fuel cost adjustment long term	18	–
Subtotal	1,790	1,787
Deferred nuclear generating units	3,130	3,521
Subtotal	4,920	5,308
Unrealized loss on current power purchase contracts	–	22
Fuel cost adjustment receivable short term	132	–

Total	$5,052	$5,330

Regulatory Liabilities:
Unrealized gain on coal purchase contracts	$16	$487
Capital lease liability	67	88
Subtotal	83	575
Reserve for future generation	74	–

Total	$157	$575

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

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under NRC requirements and liability recognition under the accounting rules for asset retirement obligations.  These future costs will be funded through a combination of investment funds already set aside by TVA, future earnings on those investment funds, and if necessary, additional TVA cash contributions to the investment funds.  See Note 1 — Investment Funds and Note 5.

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

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  See Note 3.  Nuclear refueling outage and maintenance costs already incurred are deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  The amounts of deferred outage costs for 2007, 2006, and 2005 were $96 million, $85 million, and $103 million, respectively.

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

Unrealized Losses on Power Purchase Contracts.  Unrealized losses on a power purchase contract represent the estimated unrealized loss related to the mark-to-market valuation of the contract. Under the accounting rules contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this contract qualifies as a derivative contract but does not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of this derivative contract as a regulatory asset.  This treatment reflects TVA’s ability and intent to recover the cost of this commodity contract on a settlement basis for ratemaking purposes.  TVA has historically recognized the actual cost of purchased power received under this contract in purchased power expense at the time of settlement.  The contract expired in 2007.  See Note 10.

Fuel Cost Adjustment.  On July 28, 2006, the TVA Board approved the FCA to be applied quarterly as a mechanism to adjust TVA's rates to reflect changing fuel and purchased power costs beginning in 2007.  As of September 30, 2007, TVA had recognized a regulatory asset of $150 million representing deferred power costs to be recovered through the FCA adjustments in future periods.

Deferred Nuclear Generating Units. In July 2005, the TVA Board approved the amortization, and inclusion into rates, of TVA’s $3.9 billion investment in the deferred nuclear generating units at Bellefonte Nuclear Plant over a 10-year period beginning in 2006.  The TVA Board determined that a 10-year recovery period would not place an undue burden on ratepayers while still ensuring the probability of cost recovery during that 10-year period.  See Note 3.

Regulatory liabilities accounted for under the provisions of SFAS No. 71 consist of mark-to-market valuation gains on coal purchase contracts, capital leases, and reserve for future generation.

Unrealized Gains on Coal Purchase Contracts. Unrealized gains on coal purchase contracts represent the estimated unrealized gains related to the mark-to-market valuation of coal purchase contracts. Under the accounting rules contained in SFAS No. 133, as amended, these contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes.  TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2017.  See Note 10.

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

7.  Asset Impairment

During 2007 and 2006, TVA recognized a total of $21 million and $14 million respectively, in impairment losses related to its Property, plant, and equipment.  The $21 million Loss on asset impairment in 2007 included a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $4 million related to other Construction in progress assets.  The $14 million Loss on asset impairment in 2006 included write-off of $12 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-valuation of other projects due to funding limitations.  TVA also revalued one of two buildings in its Knoxville Office Complex because of its plans to sell or lease the East Tower of the Complex.  Based on evaluation of independent appraisals which were deemed to be market value, a $2 million write-down was recognized on the building.

8.  Variable Interest Entity

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

9. Proprietary Capital

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

The table below summarizes TVA's activities related to appropriated funds.

Appropriations Activity As of September 30
	Power Facility Appropriation Investment	Stewardship Program Appropriations	Total Appropriation Investment

Appropriation Investment at September 30, 2005	$428	$4,355	$4,783
Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2006	408	4,355	4,763

Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2007	$388	$4,355	$4,743

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

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income or loss to reflect changes in capital that result from transactions and economic events from nonowner sources.  The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments (see Note 10).  The Accumulated other comprehensive income (loss) as of September 30, 2007, 2006, and 2005, was $(19) million, $43 million, and $27 million, respectively.

Total Other Comprehensive Income (Loss) Activity As of September 30
Accumulated other comprehensive loss, October 1, 2004	$(52)
Changes in fair value:
Inflation swap	4
Foreign currency swaps [1]	75
Accumulated other comprehensive income, September 30, 2005	27

Changes in fair value:
Inflation swap	(11)
Foreign currency swaps [1]	27
Accumulated other comprehensive income, September 30, 2006	43

Changes in fair value:
Inflation swap	9
Foreign currency swaps [1]	(71)

Accumulated other comprehensive loss, September 30, 2007	$(19)

Notes
(1)      Foreign currency swap changes are shown net of reclassifications from Other comprehensive income to earnings.

(2)      See Note 14.

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

10. Risk Management Activities and Derivative Transactions

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

Summary of Derivative Instruments That Receive Hedge Accounting Treatment
As of September 30, 2007

Derivative Hedging Instrument	Hedged Item	Purpose of Hedge Transaction	Type of Hedge	Accounting for Derivative Hedging Instrument	Accounting for the Hedged Item

Currency Swaps	Anticipated payment denominated in a foreign currency	To protect against changes in cash flows caused by changes in foreign-currency exchange rates	Cash Flow	Cumulative unrealized gains and losses are recorded in Other comprehensive income and reclassified to earnings to the extent they are offset by cumulative gains and losses on the hedged transaction.	No adjustment is made to the basis of the hedged item.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
As of September 30, 2007

Derivative Type	Purpose of Derivative	Accounting for Derivative Instrument

Coal Contracts with Volume Options	To protect against fluctuations in market prices of the item to be purchased	Gains and losses are recorded as regulatory assets or liabilities until settlement at which time they are recognized in fuel and purchased power expense.
Interest Rate Swap	To fix short-term debt variable rate to a fixed rate	Gains and losses are recorded in earnings as unrealized gains/losses on derivative contracts.
Swaptions	To protect against decreases in value of the embedded call	Gains and losses are recorded in earnings as unrealized gains/losses on derivative contracts.
Futures and Options on Futures	To protect against fluctuations in the price of the item to be purchased	Realized gains and losses are recorded in earnings as purchased power expense; unrealized gains and losses are recorded as a regulatory asset/liability.

TVA has recorded the following amounts for its derivative financial instruments:

Mark-to-Market Values of TVA Derivatives
As of September 30

	2007 Balance	2007 Balance Sheet Presentation	2006 Balance	2006 Balance Sheet Presentation	2007 Notional Amount	Year of Expiration

Inflation swap	$–	–	$22	Accounts receivable	–	2007
Interest rate swap	(115)	Other liabilities	(131)	Other liabilities	$476 million	2044

Currency swaps:
Sterling	63	Other long-term assets	47	Other long-term assets	£200 million	2021
Sterling	148	Other long-term assets	133	Other long-term assets	£250 million	2032
Sterling	69	Other long-term assets	66	Other long-term assets	£150 million	2043

Swaptions:
$1 billion notional	(269)	Other liabilities	(296)	Other liabilities	$1 billion	2042
$28 million notional	(3)	Other liabilities	(3)	Other liabilities	$28 million	2022
$14 million notional	(1)	Other liabilities	(2)	Other liabilities	$14 million	2022

Coal contracts with volume options	16	Other long-term assets	487	Other long-term assets	115 million tons	2017

Purchase power option contracts	–	–	(22)	Accrued liabilities	–	2007

Futures and options on futures:
Margin Cash Account*	18	Inventories and other	6	Inventories and other	23,800,000 mmBtu	2009
Unrealized losses	8	Other regulatory assets	6	Other regulatory assets	–	–

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

Financial Trading Program Activity
As of September 30

	2007		2006
	Notional Amount	Contract Value	Notional Amount	Contract Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)
Futures contracts
Financial positions, beginning of period, net	4,290,000	$35	880,000	$9
Purchased	52,780,000	403	18,160,000	146
Settled	(40,840,000)	(273)	(14,750,000)	(97)
Realized (losses)	–	(34)	–	(23)
Net positions-long	16,230,000	131	4,290,000	35

Swap futures
Financial positions, beginning of period, net	1,822,500	11	–	–
Fixed portion	17,007,500	120	1,977,500	12
Floating portion - realized	(16,860,000)	(108)	(155,000)	(1)
Realized (losses)	–	(11)	–	–
Net positions-long	1,970,000	12	1,822,500	11

Option contracts
Financial positions, beginning of period, net	–	–	240,000	–
Calls purchased	2,900,000	2	–	–
Puts sold	2,900,000	(1)	–	–
Positions closed or expired	(200,000)	–	(240,000)	–
Net positions-long	5,600,000	1	–	–

Holding (losses)/gains
Unrealized (loss) gain at beginning of period, net	–	(6)	–	1
Unrealized (losses) for the period	–	(2)	–	(7)
Unrealized (losses) at end of period, net	–	(8)	–	(6)

Financial positions at end of period, net	23,800,000	$136	6,112,500	$40
Concentration of Credit Risk.  Seven customers, which represented an aggregate of 37 percent and 36 percent of TVA’s total power sales in 2007 and 2006, respectively, purchased power from TVA under contracts that require either five or 10 years’ notice to terminate.  Outstanding accounts receivable for these customers at September 30, 2007, were $567 million, or 40 percent of total outstanding accounts receivable, and at September 30, 2006, were $521 million, or 46 percent of total outstanding accounts receivable.

11. Debt

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

Because TVA’s lease payments under its lease/leaseback transactions are considered costs of operating, maintaining, and administering its power properties, those payments have priority over TVA’s payments on the Bonds.  See Note 13 — Other Financing Obligations.  Once Net Power Proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the United States Treasury required by the TVA Act in repayment of and as a return on the Power Facility Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

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

TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.  See Note 9 — Appropriation Investment.

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

TVA has short-term funding available in the form of two $1.25 billion short-term revolving credit facilities, one of which matures on May 14, 2008, and the other of which matures on November 10, 2008.  See Note 18 — Revolving Credit Facility Agreement.  The interest rate on any borrowing under these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion against which TVA has not borrowed.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings under the facilities at September 30, 2007.  TVA anticipates renewing each credit facility from time to time.

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

Debt Securities Activity

The table below summarizes TVA’s Bond activity for the period from October 1, 2005, to September 30, 2007.

Debt Securities Activity from October 1, 2005, to September 30, 2007

	Principal Amount
Redemptions/Maturities:	2007	2006
electronotes®
First quarter	$2	$152
Second quarter	5	3
Third quarter	5	4
Fourth quarter	1	4
2001 Series D	75	–
1997 Series A	382	–
1996 Series C	–	1,000
2003 Series B	–	28	*
2005 Series A	–	64	*
Total	$470	$1,255

Issues:
electronotes®
First quarter	9	$49
Second quarter	19	19
Third quarter	8	37
Fourth quarter	4	27
2006 Series A	–	1,000
2007 Series A	1,000	–
Total	$1,040	$1,132
Inflation indexed bond (decretion) accretion	$(3)	$15

                                                     Note

                                                    *Includes $13 million gain on redemption.

      Debt Outstanding

Debt outstanding at September 30, 2007, consisted of the following:

Short-Term Debt
As of September 30

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2007 Par Amount	2006 Par Amount

Discount Notes (net of discount)				$1,422	$2,376
Current maturities of long-term debt:
880591CQ3	01/15/2007		6.643%*	–	385
880591DS8	12/15/2016	(12/15/2006)	4.875%	–	600
88059TBQ3	01/15/2008	01/15/2004	3.05%	10	–
88059TBS9	01/15/2008	01/15/2004	3.30%	40	–
88059TCB5	05/15/2008	05/15/2004	2.45%	40	–
Current maturities of long-term debt				90	985

Total short-term debt, net				$1,512	$3,361

Note

* The coupon rate represents TVA’s effective interest rate.

Long-Term Debt  1
As of September 30

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2007 Par Amount	2006 Par Amount

88059TBQ3	01/15/2008	01/15/2004	3.050%	$–	$10
88059TBS9	01/15/2008	01/15/2004	3.300%	–	40
88059TCB5	05/15/2008	05/15/2004	2.450%	–	40
Maturing in 2008				–	90

880591DB5	11/13/2008		5.375%	2,000	2,000
88059TCW9	03/15/2009	03/15/2005	3.200%	30	30
Maturing in 2009				2,030	2,030

88059TDP3	04/15/2010	04/15/2007	5.125%	21	21
88059TDD0	06/15/2010	06/15/2006	4.125%	41	42
Maturing in 2010				62	63

880591DN9	01/18/2011		5.625%	1,000	1,000
88059TDQ1	05/15/2011	05/15/2007	5.250%	6	6
88059TDR9	06/15/2011	06/15/2007	5.250%	9	9
Maturing in 2011				1,015	1,015

880591DL3	05/23/2012		7.140%	29	29
880591DT6	05/23/2012		6.790%	1,486	1,486
88059TBH3	09/15/2012	09/15/2004	4.375%	10	10
Maturing in 2012				1,525	1,525

880591CW0	03/15/2013		6.000%	1,359	1,359
88059TBR1	01/15/2013	01/15/2005	4.375%	14	14
88059TBW0	03/15/2013	03/15/2005	4.000%	23	23
88059TBX8	03/15/2013	03/15/2004	4.250%	12	13
88059TCD1	06/15/2013	06/15/2004	3.500%	12	12
880591DW9	08/01/2013		4.750%	990	990
88059TCF6	07/15/2013	07/15/2005	4.350%	17	17
88059TDS7	07/15/2013	07/15/2008	5.625%	9	9
Maturing in 2013				2,436	2,437

88059TCL3	10/15/2013	10/15/2005	4.500%	12	12
88059TCQ2	12/15/2013	12/15/2005	4.700%	8	8
88059TDX6	02/15/2014	02/15/2008	5.250%	7	–
88059TDZ1	04/15/2014	04/15/2008	5.000%	4	–
Maturing in 2014				31	20

88059TBJ9	10/15/2014	10/15/2004	4.600%	21	22
88059TBN0	12/15/2014	12/15/2004	5.000%	54	54
88059TBY6	04/15/2015	04/15/2005	4.600%	20	20
88059TDB4	04/15/2015	04/15/2007	5.000%	50	50
880591DY5	06/15/2015		4.375%	1,000	1,000
88059TDE8	07/15/2015	07/15/2007	4.500%	7	7
88059TCH2	08/15/2015	08/15/2005	5.125%	34	34
88050TBK6	10/15/2015	10/15/2005	5.050%	19	19
88059TDH1	10/15/2015	10/15/2007	5.000%	27	28
88059TBL4	11/15/2015	11/15/2005	4.800%	26	27
88059TCR0	12/15/2015	12/15/2005	4.875%	11	11
88059TDK4	12/15/2015	12/15/2006	5.375%	10	10
88059TBU4	02/15/2016	02/15/2006	4.550%	8	9
88059TCV1	02/15/2016	02/15/2006	4.500%	3	3
88059TDN8	03/15/2016	03/15/2008	5.375%	8	8
88059TCC3	06/15/2016	06/15/2006	3.875%	3	4
88059TDT5	08/15/2016	08/15/2007	5.625%	4	4
88059TCJ8	09/15/2016	09/15/2006	4.950%	11	11
88059TDU2	09/15/2016	09/15/2007	5.375%	14	14
880591DS8	12/15/2016		4.875%	524	–
88059TCS8	01/15/2017	01/15/2007	5.000%	28	29
88059TDW8	01/15/2017	01/15/2008	5.250%	6	–
88059TEA5	06/15/2017	06/15/2008	5.500%	4	–
880591EA6	07/18/2017		5.500%	1,000	–
88059TEB3	09/15/2017	09/15/2009	5.000%	4	–

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate		2007 Par Amount	2006 Par Amount

880591CU4	12/15/2017		6.250%		750	750
88059TCA7	05/15/2018	05/15/2004	4.750%		24	24
88059TCE9	07/15/2018	07/15/2004	4.700%		35	35
88059TCN9	11/15/2018	11/15/2006	5.125%		18	18
88059TCT6	01/15/2019	01/15/2005	5.000%		28	28
88059TCX7	03/15/2019	03/15/2007	4.500%		12	13
88059TDF5	08/15/2020	08/15/2008	5.000%		10	10
88059TDG3	09/15/2020	09/15/2008	4.800%		3	3
88059TDJ7	11/15/2020	11/15/2008	5.500%		11	11
88059TDL2	01/18/2021	01/15/2009	5.125%		5	5
880591DC3	06/07/2021		5.805	% [2]	409	374
88859TAN1	12/15/2021	12/15/2005	6.000%		25	25
88059TAR2	01/15/2022	01/15/2006	6.125%		28	28
88059TDY4	03/15/2022	03/15/2008	5.375%		6	–
88059TAX9	04/15/2022	04/15/2006	6.125%		13	14
88059TBE0	08/15/2022	08/15/2006	5.500%		28	28
88059TBM2	11/15/2022	11/15/2006	5.000%		11	11
88059TBP5	12/15/2022	12/15/2006	5.000%		19	20
88059TBT7	01/15/2023	01/15/2007	5.000%		11	11
88059TBV2	02/15/2023	02/15/2007	5.000%		16	17
88059TBZ3	05/15/2023	05/15/2004	5.125%		14	15
88059TCK5	10/15/2023	10/15/2007	5.200%		14	14
88059TCP4	11/15/2023	11/15/2004	5.250%		12	12
88059TCU3	02/15/2024	02/15/2008	5.125%		9	9
88059TCY5	04/15/2024	04/15/2005	5.375%		14	14
88059TCZ2	02/15/2025	02/15/2006	5.000%		18	18
88059TDA6	03/15/2025	03/15/2009	5.000%		6	6
88059TDC2	05/15/2025	05/15/2009	5.125%		14	14
880591CJ9	11/01/2025		6.750%		1,350	1,350
88059TDM0	02/15/2026	02/15/2010	5.500%		7	7
88059TDV0	10/15/2026	10/15/2010	5.500%		9	–
880591300 [3]	06/01/2028		5.490%		466	466
880591409 [3]	05/01/2029		5.618%		410	410
880591DM1	05/01/2030		7.125%		1,000	1,000
880591DP4	06/07/2032		6.587	% [2]	512	468
880591DV1	07/15/2033		4.700%		472	472
880591DX7	06/15/2035		4.650%		436	436
880591CK6	04/01/2036		5.980%		121	121
880591CS9	04/01/2036		5.880%		1,500	1,500
880591CP5	01/15/2038		6.150%		1,000	1,000
880591BL5	04/15/2042	04/15/2012	8.250%		1,000	1,000
880591DU3	06/07/2043		4.962	% [2]	307	281
880591CF7	07/15/2045	07/15/2020	6.235%		140	140
880591DZ2	04/01/2056		5.375%		1,000	1,000
Maturing 2015-2056					14,189	12,542
Subtotal					21,288	19,722
Unamortized discounts, premiums, and other					(189)	(178)
Total long-term debt, net					$21,099	$19,544

Notes

(1)	The above table includes net exchange losses from currency transactions of $299 million and $195 million at September 30, 2007 and 2006, respectively.

(2)	The coupon rate represents TVA’s effective interest rate.

(3)	TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions. See Note 11 — Put and Call Options.

12. Supplemental Cash Flow Information

Interest paid was $1,425 million in 2007, $1,422 million in 2006, and $1,468 million in 2005.  These amounts differ from interest expense due to the timing of payments and interest capitalized of $177 million in 2007, $163 million in 2006, and $116 million in 2005 as a part of major capital expenditures.

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

13.  Fair Value of Financial Instruments

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

Estimated Values of Financial Instruments As of September 30

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$165	$165	$536	$536
Restricted cash and investments	150	150	198	198
Investment funds	1,169	1,169	972	972
Loans and other long-term receivables	79	79	80	80
Short-term debt, net of discount	1,422	1,422	2,376	2,376
Long-term debt (including current portion), net of discount	21,189	22,453	20,529	22,037
Other financing obligations	1,072	1,072	1,108	1,108

      Cash and Cash Equivalents, Short-Term Investments, and Short-Term Debt

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

Restricted Cash and Investments

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

Investment Funds

Information on investments by major type at September 30 is as follows:

TVA Investments By Type
As of September 30

	2007	2006
Securities held as trading	$1,162	$966
Other	7	6
Total investment funds	$1,169	$972

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

14. Benefit Plans

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

Components of Plan.  The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Components of Pension Benefits Plan
As of September 30

	Pension Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$8,600	$8,433
Service cost	120	127
Interest cost	492	440
Plan participants’ contributions	35	35
Actuarial (gain) / loss	(175)	3
Net transfers from variable fund/401(k) plan	11	9
Expenses paid	(4)	(4)
Benefits paid	(481)	(443)
Benefit obligation at end of year	$8,598	$8,600

Change in plan assets
Fair value of plan assets at beginning of year	$7,328	$7,015
Adjustment to reconcile to system asset value	–	–
Actual return on plan assets	1,013	641
Plan participants’ contributions	35	35
Net transfers from variable fund/401(k) plan	11	9
Employer contributions	75	75
Expenses paid	(4)	(4)
Benefits paid	(481)	(443)
Fair value of plan assets at end of year	$7,977	$7,328

Funded status	$(621)	$(1,272)
Unrecognized net actuarial loss	–	1,275
Unrecognized prior service cost	–	275
Prepaid (accrued) benefit cost	$(621)	$278

Assumptions as of September 30
Discount rate	6.25%	5.90%
Expected return on plan assets	8.75%	8.75%
Rate of compensation increase	3.3% – 10.1%	3.3% – 10.1%

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

Components of Other Postretirement Benefits.  The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Components of Other Postretirement Benefits Plan
For the years ended September 30

	Other Postretirement Benefits
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$451	$544
Service cost	5	9
Interest cost	26	29
Plan participants’ contributions	77	64
Actuarial (gain) / loss	2	(108)
Net transfers from variable fund/401(k) plan	–	–
Expenses paid	–	–
Benefits paid	(97)	(87)
Benefit obligation at end of year	$464	$451

Change in plan assets
Fair value of plan assets at beginning of year	$–	$–
Adjustment to reconcile to system asset value	–	–
Actual return on plan assets	–	–
Plan participants’ contributions	77	64
Net transfers from variable fund/401(k) plan	–	–
Employer contributions	20	23
Expenses paid	–	–
Benefits paid	(97)	(87)
Fair value of plan assets at end of year	$–	$–

Funded status	$(464)	$(451)
Unrecognized net actuarial loss	–	113
Unrecognized prior service cost	–	39
Prepaid (accrued) benefit cost	$(464)	$(299)

Assumptions as of September 30
Discount rate	6.25%	5.90%
Expected return on plan assets	NA	NA
Rate of compensation increase	NA	NA
Initial health care trend rate	8.00%	8.50%
Ultimate health care trend rate	5.00%	5.00%
Ultimate trend rate is reached in year beginning	2013	2013

The components of postretirement benefits expense for the years ended September 30 were as follows:

Components of Other Postretirement Benefits Plan
For the years ended September 30

	Other Postretirement Benefits
	2007	2006	2005
Components of net periodic benefit cost
Service cost	$5	$9	$6
Interest cost	26	29	25
Expected return on plan assets	NA	NA	NA
Amortization of prior service cost	5	5	5
Recognized net actuarial loss	6	15	10
Total net periodic benefit cost	$42	$58	$46

Assumptions used to determine expense
Discount rate	5.90%	5.38%	5.81%
Expected return on plan assets	NA	NA	NA
Rate of compensation increase	NA	NA	NA
Initial health care trend rate	8.50%	9.00%	9.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Ultimate trend rate is reached in year beginning	2013	2013	2012

Sensitivity to Changes in Assumptions.  The following chart reflects the sensitivity of postretirement benefit cost to changes in the health care trend rate:

Components of Other Postretirement Benefits Plan
As of September 30, 2007

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(5)
Effect on end-of-year accumulated postretirement benefit obligation	$62	$(65)

Estimated Future Postretirement Benefit Payments.  The following table sets forth the estimated future benefit payments under the postretirement benefit plan.

Estimated Future Postretirement Benefit Payments
As of September 30, 2007

Postretirement Benefits Plan
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

As a regulated entity, however, TVA has reclassified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status into a regulatory asset in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Under this guidance, the deferral of incurred costs is allowed if the costs are probable of future recovery in customer rates.  In conjunction with TVA’s 2007 adoption of SFAS No. 158 and the application of SFAS No. 71, TVA deferred $973 million of unamortized prior service costs and net actuarial losses related to its pension and postretirement benefit plans.  Of the $973 million deferred by TVA, $582 million represents net actuarial losses that have been expressly authorized for deferral by the TVA Board.  The remaining $391 million represents unamortized prior service costs incurred by TVA that TVA management believes (1) are probable of recovery in future periods and (2) qualify for regulatory accounting treatment under SFAS No. 71.  TVA management intends to seek approval from the TVA Board of regulatory accounting treatment for these unamortized prior service costs in 2008.

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

Specific Elements Impacted by SFAS No. 158
As of September 30, 2007

	Prior to AML	AML	SFAS 158	Post AML
Adjustments pre and post SFAS 158 adoption:	and SFAS 158	Adjustment	Adjustment	and SFAS 158

Other regulatory assets	$914	$(662)	$721	$973
Intangible asset (unamortized prior service cost)	243	3	(246)	–
Other liabilities (Pension and SERP)	991	(657)	330	664
Current liabilities (Postretirement)	–	–	25	25
Other liabilities (Postretirement)	321	–	118	439
Accumulated other comprehensive income (loss)	–	(2)	2	–

Financial Statement Elements Impacted by SFAS No. 158
As of September 30, 2007

	Prior to AML	AML	SFAS 158	Post AML
Line items pre and post SFAS 158 adoption:	and SFAS 158	Adjustment	Adjustment	and SFAS 158
	As restated			As restated
Regulatory and other long-term assets
Other regulatory assets	$1,731	$(662)	$721	$1,790
Subtotal	4,861	(662)	721	4,920
Other long-term assets	618	3	(246)	375
Total regulatory and other long-term assets	5,479	(659)	475	5,295
Total assets	33,916	(659)	475	33,732

Current liabilities
Accounts payable	975	–	25	1,000
Total current liabilities	3,404	–	25	3,429

Other liabilities
Other pension liabilities	991	(657)	330	664
Other postretirement liabilities	321	–	118	439
Other liabilities	2,276	(657)	448	2,067
Total other liabilities	6,584	(657)	473	6,400
Total liabilities	31,112	(657)	473	30,928

Proprietary capital
Accumulated other comprehensive income (loss)	(19)	(2)	2	(19)
Total proprietary capital	2,804	(2)	2	2,804
Total liabilities and proprietary capital	33,916	(659)	475	33,732

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Regulatory Asset
As of September 30, 2007

	Pension	Postretirement	Postemployment	SERP	Total

Prior service cost	$36	$5	$–	$1	$42
Net actuarial loss	41	5	–	1	47

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2007 and 2006, were as follows:

Pension Benefits
As of September 30

	2007	2006
Projected benefit obligation	$8,598	$8,600
Accumulated benefit obligation	8,276	8,231
Fair value of plan assets	7,977	7,328

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

15. Commitments and Contingencies

Commitments

As of September 30, 2007, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments Due in the Year Ending September 30

	2008	2009	2010	2011	2012	Thereafter	Total

Debt	$1,512	$2,030	$62	$1,015	$1,525	$16,357	$22,501	*
Lease obligations
Capital	59	58	57	29	3	3	209
Non-cancelable operating	63	47	37	28	27	219	421
Purchase obligations
Power	186	183	194	195	196	3,806	4,760
Fuel	1,220	527	504	232	223	443	3,149
Other	310	157	24	16	15	39	561
Total	$3,350	$3,002	$878	$1,515	$1,989	$20,867	$31,601

Notes

*    Does not include noncash items of foreign currency valuation loss of $299 million and net discount on sale of bonds of $189 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments Due in the Year Ending September 30

	2008	2009	2010	2011	2012	Thereafter	Total

Energy Prepayment Obligations	$106	$105	$105	$105	$105	$612	$1,138

Debt.  At September 30, 2007, TVA had outstanding discount notes of $1.4 billion and long-term debt (including current maturities) at varying maturities and interest rates of $21.2 billion for total outstanding indebtedness of $22.6 billion.  See Note 11.

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

TVA recognizes as incurred all obligations related to closure and removal of its nuclear units.  The liability for closure is measured as the present value of the weighted estimated cash flows required to satisfy the related obligation and discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued, and subsequently modified to comply with the prevailing accounting provisions.  The charge to recognize the additional obligation is effected by adjusting the corresponding regulatory asset.  Earnings from decommissioning fund investments, amortization expense of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  At September 30, 2007, the present value of the estimated future decommissioning cost of $1.6 billion was included in Asset retirement obligations, and the unamortized regulatory asset of $419 million was included in Other regulatory assets.  This decommissioning cost estimate is based on amounts prescribed by the NRC for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under SFAS No. 143 than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The difference in the discount rates used to calculate the present value of decommissioning costs under SFAS No. 143 versus the NRC has the greatest impact.  Accordingly, the two sets of procedures produce different estimates for the costs of decommissioning.  See Note 5.

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

Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $2.5 million with respect to the proceedings described below as of September 30, 2007, as well as approximately $4.2 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

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

16. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using generated power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  Until TVA meets its remaining obligation to pay $130 million of the Power Facility Appropriation Investment under the TVA Act, TVA will continue to repay a portion of the Power Facility Appropriation Investment in the TVA power system.  TVA will also continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 9 — Appropriation Investment.

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

17. Unaudited Consolidated Quarterly Financial Information

The following table summarizes the unaudited quarterly results of operations for the periods indicated; giving effect to the restatement adjustments described in Note 2, and showing previously reported amounts and restated amounts for the quarters in the years ended September 30, 2007, and 2006. This summary should be read in conjunction with the audited restated financial statements appearing herein. Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors. The $53 million loss in the first quarter of 2006 was primarily due to increased fuel and purchased power costs. The $10 million loss in the fourth quarter of 2006 was primarily due to the cumulative effect of accounting changes.

Unaudited Quarterly Financial Information

Summary Statements of Income
Summary of Restatements

	2007
	First	Second	Third		Fourth	Total
Operating revenues, as originally reported	$2,104	$2,280	$2,236		$2,624	$9,244
Unbilled revenue adjustments	21	(25)	26		51	73
Reclassification of expenses previously netted with revenue	1	4	3		1	9
Operating revenues, as restated	2,126 [1,2]	2,259 [2]	2,265		2,676	9,326

Revenue capitalized during pre-commercial plant operations	–	–	(23	) [3]	(34)	(57)

Operating expenses, as originally reported	1,788	1,891	1,853		2,191	7,723
Fuel cost adjustment	6	3	6		31	46
Write off of construction projects	(5)	–	–		–	(5)
Capitalization of construction projects	5	(13)	–		–	(8)
Additional legal expense	–	–	–		3	3
Financing cost interest reclassification	(12)	(12)	(12)		(12)	(48)
Reclassification of expenses previously netted with revenue	3	4	4		4	15
Intracompany charges reclassification	–	2	(14)		12	–
Operating expenses, as restated	1,785	1,875	1,837	[3]	2,229	7,726

Operating income, as restated	341 [1,2]	384 [2]	405		413	1,543

Net income, as originally reported	51	126	194		12	383
Additional revenue detailed above	22	(21)	29		52	82
Additional expense detailed above, net	3	16	16		(38)	(3)
Financing cost interest reclassification, net interest adjustment	(12)	(12)	(12)		(12)	(48)
Intracompany charges reclassification, changes in other income	–	2	(14)		11	(1)
Reclassification of expenses previously netted with revenue	2	–	1		3	6
Additional legal reserve	4	–	–		–	4
Net income, as restated	70	111	214		28	423

	2006
	First	Second	Third		Fourth	Total
Operating revenues, as originally reported	$2,050	$2,055	$2,242		$2,828	$9,175
Unbilled revenue adjustments	–	–	–		(200)	(200)
Reclassification of expenses previously netted with revenue	1	3	1		3	8
Operating revenues, as restated [4]	2,051	2,058	2,243		2,631	8,983

Operating expenses, as originally reported	1,827	1,766	1,874		2,115	7,582
Write off of construction projects	–	–	–		5	5
Capitalization of construction projects	–	–	–		8	8
Intracompany charges reclassification	(3)	7	(9)		(7)	(12)
Financing cost interest reclassification	(13)	(12)	(12)		(12)	(49)
Reclassification of expenses previously netted with revenue	5	8	7		6	26
Operating expenses, as restated	1,816	1,769	1,860		2,115	7,560

Operating income, as restated [4]	235	289	383		516	1,423

Net (loss) income, as originally reported	(53)	14	162		206	329
Increase (decrease) in revenue detailed above, net	1	3	1		(197)	(192)
Additional expense detailed above, net	11	(3)	14		–	22
Financing cost interest reclassification, net interest adjustment	(13)	(12)	(12)		(12)	(49)
Intracompany charges reclassification, changes in other income	(3)	7	(9)		(7)	(12)
Reclassification of expenses previously netted with revenue	4	5	6		3	18
Additional legal reserve	–	–	–		(3)	(3)
Net (loss) income, as restated	(53)	14	162		(10)	113

Notes
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

18. Subsequent Events

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

	2007
	September 30*	October 30*	November 30*	Percent Change Since September 30
Retirement System	$7,977	$8,082	$7,797	(2.26%)
Nuclear Decommissioning Trust	1,086	1,115	1,065	(1.93%)

*
Investment balances at September 30, 2007, as reported in Notes 14 and 15.  Investment balances at October 31, 2007, are based on final trustee statements, and investment balances at November 30, 2007, are based on preliminary trustee balances.

During the period of September 30, 2007, through November 30, 2007, the change in the Standard & Poor’s 500 benchmark index was a decrease of 2.66 percent.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Tennessee Valley Authority:

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

As discussed in Note 2 to the financial statements, the 2007 and 2006 financial statements have been restated to correct errors.

PricewaterhouseCoopers LLP
Atlanta, Georgia
December 10, 2007, except with respect to Note 2 as it relates to the 2007 and 2006 restatement as to which the date is November 21, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding TVA’s decision to change independent registered public accounting firms, please refer to the disclosure in TVA’s Current Report on Form 8-K dated September 27, 2007, which was filed with the SEC on October 2, 2007.

ITEM 9A.  CONTROLS AND PROCEDURES

TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) have re-evaluated the effectiveness of TVA’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that, based on the material weakness described below, TVA’s disclosure controls and procedures were not effective as of September 30, 2007, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

This conclusion is different than the conclusion disclosed in the original filing of TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Subsequent to the periods covered by this report, TVA management identified a material weakness in internal controls related to TVA’s unbilled revenue calculation.  The estimation process implemented in September 2006 utilized the distributors’ average rates and an estimate of the number of days of revenue outstanding to reflect the delay in reporting the end-use sales to TVA (“days outstanding”).  The number of days outstanding was derived using a procedure similar to a cross-correlation calculation that compared the monthly retail load to the monthly wholesale load.  The intent was to reflect in the unbilled estimate the end-use sales that would be reported that month by distributors plus any remaining sales that would not be reported until the following month due to the delay between wholesale delivery and end-use reporting.

TVA has determined that the process implemented in September 2006 overestimated the days outstanding and that this overestimation resulted in an error in recording unbilled revenue and unbilled receivables. The previous unbilled process also failed to consider the annual true-up of each distributor’s reported distribution losses.  The annual true-up reconciles total end-use kilowatt-hour (“kWh”) sales and revenue reported by each distributor with the kWh sales recorded for each distributor at wholesale.

TVA has used a new process for estimating unbilled revenue for 2006 and 2007 in this Form 10-K/A No. 2.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.

TVA management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

In addition, during the preparation of the original filing of TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, TVA determined that certain information which was required to be included in Current Reports on Form 8-K or as exhibits to periodic reports was not so included.  This information concerned executive compensation, executive employment, and the renewal of credit facilities.  The majority of the relevant information was, however, disclosed by TVA in other reports filed by TVA with the SEC during fiscal year 2007.  These matters are disclosed in greater detail in the Current Report on Form 8-K filed by TVA on December 11, 2007.  The failures were the result of control deficiencies and human error.  The control deficiencies were not material weaknesses or significant deficiencies.  TVA has identified improvements to its disclosure controls, which involve both additional controls and additional training.  TVA has begun to implement these improvements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there were changes in TVA’s internal control over financial reporting that have materially affected TVA’s internal control over financial reporting.  In particular, TVA completed the remediation of material internal control weaknesses related to (1) TVA’s end-use billing arrangements with wholesale power customers and (2) the completeness, accuracy, and authorization of TVA’s property, plant, and equipment transactions and balances, the calculation of AFUDC, and the review of construction work in progress accounts for proper closure to completed plant.

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

2007 Winning Performance Balanced Scorecard

Performance Metric	Weight	Results Achieved	Goals
			Threshold (75%)	Target (100%)	Maximum (125%)

Safe Workplace [1] (Recordable Injuries/Hours Worked)	10%	1.58	1.82	1.56	1.30

Productivity ($/MWh Sales)	10%	9.73	9.47	9.42	9.37

Connection Point Interruptions (Interruptions per Connection Point)	15%	0.81	0.84	0.81	0.78

Customer Satisfaction Survey (Percent Satisfied)	10%	89.2	82.0	84.0	86.0

Economic Development (Jobs + Investments + Job impact)	5%	142	100	115	130

Equivalent Availability Factor (Ratio)	15%	87.8	87.2	87.7	88.2

Environmental Impact (Index)	10%	79.8	65.2	58.3	50.6

Delivered Cost of Power Excluding FCA [2] Costs ($/MWh Sales)	20%	32.26 [3]	32.61	32.41	32.21

FCA [2] Costs ($/MWh Sales)	5%	19.29	17.54	17.19	16.84

1 Any TVA employee or staff augmentation contractor fatality will prevent payout for this indicator.
2 Fuel Cost Adjustment.
3 Based upon restated 2007 results, the delivered cost of power, which includes a component of revenue, was $32.13 per MWh sold, which equaled 125 percent of the target goal.  The 2007 performance payment was considered final upon payment in 2007.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table sets forth information regarding compensation earned by each of the Named Executive Officers in 2007.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus [1] ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings [2] ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Tom D. Kilgore President and Chief Executive Officer	2007 2006	$308,693 $140,000	$341,293 $511,984	– –	– –	$890,507[3] $627,861 6	$138,274[4] $98,172 7	$309,900[5] $306,300	$1,988,667 $1,684,317
Kimberly S. Greene Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$38,462 –	– –	– –	– –	$36,159[8] –	$242,752[9] –	$370,900[10] –	$688,273 –
John M. Hoskins Interim Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$178,888 –	$72,608 –	– –	– –	$169,158[11] –	$75,616[12] –	$62,619[13] –	$558,889 –
Michael E. Rescoe Chief Financial Officer and Executive Vice President, Financial Services	2007 2006	$26,250 $140,000	$23,935 $286,109	– –	– –	–[14] $295,096 17	–[15] – 15	$1,646,875[16] $6,300	$1,697,060 $727,505
William R. McCollum, Jr. Chief Operating Officer	2007 2006	$293,461 –	– –	– –	– –	$1,042,132[18] –	$1,430,162[19] –	$468,727[20] –	$3,234,482 –
Karl W. Singer Chief Nuclear Officer and Executive Vice President, TVA Nuclear	2007 2006	$253,000 $140,000	$227,528 $341,323	– –	– –	$724,000[21] $580,275 24	$357,490[22] $365,355 25	$221,600[23] $211,250	$1,783,618 $1,638,203
Ashok S. Bhatnagar Senior Vice President, Nuclear Generation Development and Construction	2007 2006	$236,608 $140,000	$189,384 $276,070	– –	– –	$470,668[26] $390,648 29	$154,937[27] $160,615 30	$165,405[28] $158,655	$1,217,002 $1,125,988

Notes

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

Note:
(1) Represents a percentage of each participant’s base compensation. (2) Mr. Rescoe left TVA in November 2006 and was not eligible to receive an award in 2007.

As discussed in the Compensation Discussion and Analysis, the calculation of the ELTIP awards for the performance period ended on September 30, 2007, was based solely on the performance of a financial measure, namely, the delivered cost of power.  The following goals were established related to the delivered cost of power: threshold ($32.61 per MWh sold), target ($32.41 per MWh sold), and maximum ($32.21 per MWh sold).  The threshold, target, and maximum awards were equal to 75 percent, 100 percent, and 125 percent of the participant’s ELTIP incentive opportunity.  In the Original 10-K, TVA reported it achieved a delivered cost of power of $32.26 per MWh sold, which equaled 118.75 percent of the target goal.  Based on restated 2007 results, the delivered cost of power, which includes a component of revenue, was $32.13 per MWh sold, which equaled 125 percent of the target goal.  The 2007 performance payment was considered final upon payment in 2007.  As a result, the percent of opportunity achieved for the Named Executive Officers, with the exception of Mr. Rescoe and Mr. Singer, was 118.75 percent.  The percent of opportunity achieved for Mr. Singer was 100 percent pursuant to his separation agreement discussed in “Other Agreements.”

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

Retirement and Pension Plans

The following table provides the actuarial present value of the Named Executive Officer’s accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2007, determined using a methodology and interest rate and mortality rate assumptions that are consistent with those used in the financial statements contained in this Annual Report as set forth in Note 14.

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

Notes

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

(16) Represents the balance of Mr. Singer’s account, including unvested credits and earnings totaling $648,938, as of September 30, 2007.  The amount in the “Aggregate Balance at Last FYE” column includes $280,000 reported in the Summary Compensation Table for 2006.  The $100,000 credit provided under a separation agreement with Mr. Singer based on his second LTDCP agreement for the achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project, reported in the “Registrant Contributions in the Last FY” column, was credited to his account in the first quarter of 2008 and is not included in the balance.

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

(18) Represents the balance of Mr. Bhatnagar’s account, including unvested credits and earnings totaling $519,774, as of September 30, 2007.  The amount in the “Aggregate Balance at Last FYE” column includes $190,000 reported in the Summary Compensation Table for 2006.  The $43,452 credit provided under the LTDCP agreement with Mr. Bhatnagar for the achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project, reported in the “Registrant Contributions in the Last FY” column, was credited to his account  in the first quarter of 2008 and is not included in the balance.

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

Note with U.S. Treasury

TVA has access to a financing arrangement with the U.S. Treasury under which the U.S. Treasury is authorized to accept a short-term note with the maturity of one year or less in an amount not to exceed $150 million.  TVA may draw any portion of the authorized $150 million.  Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less.  During 2007, the daily average outstanding balance was approximately $132 million.  See Note 11 — Short-Term Debt.

Power Facility Appropriation Investment

In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the Power Facility Appropriation Investment.  Under the TVA Act, TVA is required to repay $1 billion of the Power Facility Appropriation Investment, and $130 million of this amount remained unpaid as of September 30, 2007.  Once TVA repays this $130 million, there will still be an outstanding balance on the Power Facility Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Notes 9 and 16.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended September 30, 2007 and 2006.

Principal Accountant Fees and Services
(In actual dollars)

	2007	2006

Audit Fees [1]	$1,409,876	$1,125,992	[4]
Audit-Related Fees [2]	68,843	259,038	[5]
All Other Fees [3]	–	14,000
Total	$1,478,719	$1,399,030

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

Schedule II — Valuation and Qualifying Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2007
Allowance for doubtful accounts
Receivables	$10	$–	$(8)	$2
Loans	15	–	–	15
Inventories	38	7	(2)	43

Total allowances deducted from assets	$63	$7	$(10)	$60

For the year ended September 30, 2006
Allowance for doubtful accounts
Receivables	$7	$3	$–	$10
Loans	15	1	(1)	15
Inventories	36	13	(11)	38

Total allowances deducted from assets	$58	$17	$(12)	$63

For the year ended September 30, 2005
Allowance for doubtful accounts
Receivables	$8	$–	$(1)	$7
Loans	14	1	–	15
Inventories	36	15	(15)	36

Total allowances deducted from assets	$58	$16	$(16)	$58

       (3)           List of Exhibits

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

3.2
By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment dated as of November 2, 2007, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, and amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto  *

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

10.13**
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

10.14**
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15**
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16**
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)
10.18†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 *
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

10.23†	TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996 *
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

10.26†	Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 *
10.27†	Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 *
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

10.33†	Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 *
10.34†	Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 *
10.35†	Deferral Agreement Between TVA and John M. Hoskins Dated as of October 30, 2006 *
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

* Previously Filed

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

              Date:  December 10, 2008                           TENNESSEE VALLEY AUTHORITY
                   (Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer

/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive Vice President, Financial Services

EXHIBIT INDEX

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

3.2
By-laws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
$1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment dated as of May 11, 2007, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment dated as of November 2, 2007, to $1,250,000,000 Fall Maturity Credit Agreement Dated as of May 17, 2006, and amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto  *

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

10.13**
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

10.14**
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15**
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16**
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)
10.18†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 *
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

10.23†	TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996 *
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

10.26†	Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 *
10.27†	Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 *
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

10.33†	Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 *
10.34†	Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 *
10.35†	Deferral Agreement Between TVA and John M. Hoskins Dated as of October 30, 2006 *
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

* Previously Filed

** Certain schedules and exhibits have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.