Form 10-Q/A
period 2007-12-31
Tennessee Valley Authority
filed 2008-12-11
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Yes ☐ No ☒

Explanatory Note

In this Amendment to the Quarterly Report on Form 10-Q/A for the three months ended December 31, 2007 (“Form 10-Q/A”), the Tennessee Valley Authority (“TVA”) is restating the financial statements for the three months ended December 31, 2007, and 2006, primarily to restate revenue associated with an accounting error in the financial statements included in the original Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 (the “Original 10-Q”).  The error was discovered during TVA’s review of its unbilled revenue estimation process.

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

TVA has used a new process for estimating unbilled revenue for the three months ended December 31, 2007, and 2006 in this Form 10-Q/A.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three months ended December 31, 2007, by $8 million (less than one percent of quarterly operating revenues) and to increase revenue for the three months ended December 31, 2006, by $21 million (approximately one percent of quarterly operating revenues).

The restatement of unbilled revenue also affected TVA’s fuel cost adjustment (“FCA”) calculation.  The FCA is a mechanism by which TVA collects the direct cost of fuel used in its generating facilities and also the energy costs of purchased power used to serve power demand.  Implementation of the FCA occurred in October 2006 as a joint effort between TVA and its customers.  The goal of the FCA is timely recovery of fuel-related expenses to reduce the volatility driven by fuel and purchased power markets.  Under TVA’s FCA methodology, adjustments to rates are based primarily on the difference between forecasted and actual expenses for the upcoming quarter, as well as the difference between forecasted and actual revenues for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or subtracted from a deferred account on TVA’s balance sheet.

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-Q, TVA reported a FCA deferred balance of $151 million at December 31, 2007, which was restated to a deferred balance of $117 million.  Of the $117 million, $15 million is a deferred asset and $102 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments.  The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those distributors who make prepayments for their power.  As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted.  The adjustment related to distributor prepayments increased the balance in the receivable and advance collections accounts by less than $1 million as of December 31, 2007.

In light of the need for this restatement, TVA has identified a material weakness in its internal control over financial reporting related to its unbilled revenue calculation, and has concluded that its disclosure controls and procedures were not effective as of December 31, 2007, solely because of this material weakness.  To rectify the material weakness, the new method of calculating the unbilled revenue estimate described above was used for periods presented in this Form 10-Q/A.  See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TVA has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were originally identified  These adjustments are described in more detail in Note 2.

The effects of these restatements and miscellaneous adjustments on TVA's consolidated financial statements as of and for the quarters ended December 31, 2007, and 2006, are described in Note 2.  The restatements had no impact on TVA’s cash or cash equivalents.

For the convenience of the reader, TVA is refiling its entire Quarterly Report on Form 10-Q/A for the three months ended December 31, 2007, by means of this Form 10-Q/A.  However, except for the information affected by the restatement, TVA has not materially updated the information contained herein for events or transactions occurring subsequent to the date the Original 10-Q was filed with the SEC.  TVA recommends that this Form 10-Q/A be read in conjunction with the reports and any amendments thereto TVA has filed with the SEC subsequent to the filing date of the Original 10-Q.

The following items have been amended principally as a result of, and to reflect, the restatement, and no other information in the Original 10-Q is amended hereby as a result of the restatement:

Part I – Item 1 – Financial Statements
Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I – Item 4 – Controls and Procedures
Part II – Item 1 – Legal Proceedings

TVA is also filing updated certifications by the Chief Executive Officer and Chief Financial Officer as exhibits to this Form 10-Q/A.

This Form 10-Q/A is not superseding or restating financial statements contained in TVA’s quarterly reports on Form 10-Q for the quarter ended March 31, 2008, or any current report on Form 8-K filed subsequent to September 30, 2007.  However, the financial statements for the three months and six months ended March 31, 2008, and March 31, 2007, which are contained in the quarterly report on Form 10-Q for the three months and six months then ended, have also been restated in an amended quarterly report on Form 10-Q/A being filed as soon as practicable after this Form 10-Q/A.  Accordingly, the information in the quarterly report on Form 10-Q for the three months and six months ended March 31, 2008, should be considered in light of the information in this Form 10-Q/A.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q/A (“Quarterly Report”) contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
For the three months ended December 31
(in millions)

	2007	2006
	As Restated	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,913	$1,763
Industries directly served	392	302
Federal agencies and other	25	25
Other revenue	30	36
Total operating revenues	2,360	2,126
Operating expenses
Fuel and purchased power	922	749
Operating and maintenance	580	550
Depreciation, amortization, and accretion	390	361
Tax equivalents	120	108
Loss on asset impairment (Note 7)	–	17
Total operating expenses	2,012	1,785
Operating income	348	341
Other income	3	18
Unrealized gain on derivative contracts, net (Note 1)	–	15
Interest expense
Interest on debt and leaseback obligations	341	348
Amortization of debt discount, issue, and reacquisition costs, net	5	5
Allowance for funds used during construction and nuclear fuel expenditures (Note 1)	(3)	(49)
Net interest expense	343	304

Net income	$8	$70

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

ASSETS
	December 31	September 30
	2007	2007
	As Restated
Current assets	(Unaudited)
Cash and cash equivalents	$158	$165
Restricted cash and investments (Note 1)	127	150
Accounts receivable, net (Note 1)	1,181	1,458
Inventories and other	768	663
Total current assets	2,234	2,436

Property, plant, and equipment
Completed plant	38,918	38,811
Less accumulated depreciation	(16,204)	(15,937)
Net completed plant	22,714	22,874
Construction in progress	1,487	1,286
Nuclear fuel and capital leases	708	672
Total property, plant, and equipment, net	24,909	24,832

Investment funds	1,132	1,169

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	3,032	3,130
Other regulatory assets	1,924	1,790
Subtotal	4,956	4,920
Other long-term assets	404	375
Total regulatory and other long-term assets	5,360	5,295

Total assets	$33,635	$33,732

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$940	$1,205
Collateral funds held	144	157
Accrued interest	305	406
Current portion of leaseback obligations	43	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	1,565	1,422
Current maturities of long-term debt (Note 4)	2,090	90
Total current liabilities	5,193	3,429

Other liabilities
Other liabilities	2,141	2,067
Regulatory liabilities (Note 1)	145	83
Asset retirement obligations	2,219	2,189
Leaseback obligations	1,028	1,029
Energy prepayment obligations (Note 1)	1,006	1,032
Total other liabilities	6,539	6,400

Long-term debt, net (Note 4)	19,105	21,099

Total liabilities	30,837	30,928

Commitments and contingencies

Proprietary capital
Appropriation investment	4,738	4,743
Retained earnings	1,768	1,763
Accumulated other comprehensive (loss)	(23)	(19)
Accumulated net expense of nonpower programs	(3,685)	(3,683)
Total proprietary capital	2,798	2,804

Total liabilities and proprietary capital	$33,635	$33,732

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended December 31
(in millions)

	2007	2006
	As Restated	As Restated
Cash flows from operating activities
Net income	$8	$70
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	395	365
Nuclear refueling outage amortization	25	21
Loss on asset impairment	–	18
Amortization of nuclear fuel	44	27
Non-cash retirement benefit expense	35	50
Net unrealized gain on derivative contracts	–	(15)
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	34	6
Other, net	(2)	(18)
Changes in current assets and liabilities
Accounts receivable, net	247	192
Inventories and other	(103)	(78)
Accounts payable and accrued liabilities	(200)	(56)
Accrued interest	(100)	(107)
Pension contributions	(19)	(19)
Refueling outage costs	(36)	(41)
Net cash provided by operating activities	302	389

Cash flows from investing activities
Construction expenditures	(365)	(398)
Combustion turbine asset acquisitions	–	(98)
Nuclear fuel expenditures	(137)	(33)
Change in restricted cash and investments	23	(8)
Purchases of investments, net	(2)	(1)
Loans and other receivables
Advances	(4)	(1)
Repayments	3	4
Proceeds from sale of receivables/loans	–	2
Other, net	–	(1)
Net cash used in investing activities	(482)	(534)

Cash flows from financing activities
Long-term debt
Issues	41	9
Redemptions and repurchases	–	(77)
Short-term issues, net	143	190
Payments on leaseback financing	(1)	(1)
Payments to U.S. Treasury	(10)	(10)
Net cash provided by financing activities	173	111

Net change in cash and cash equivalents	(7)	(34)
Cash and cash equivalents at beginning of period	165	536

Cash and cash equivalents at end of period	$158	$502

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the three months ended December 31
(in millions)

	Appropriation Investment	Retained Earnings (Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total (Restated)	Comprehensive Income (Loss)

Balance at September 30, 2006 (as restated)	$4,763	$1,349	$43	$(3,672)	$2,483
Net income (loss) (as restated)	–	72	–	(2)	70	$70
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 3)	–	–	(15)	–	(15)	(15)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2006 (unaudited) (as restated)	$4,758	$1,416	$28	$(3,674)	$2,528	$55

Balance at September 30, 2007 (as restated)	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss) (as restated)	–	10	–	(2)	8	$8
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 3)	–	–	(4)	–	(4)	(4)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2007 (unaudited) (as restated)	$4,738	$1,768	$(23)	$(3,685)	$2,798	$4

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable

	At December 31 2007	At September 30 2007
	As Restated
Power receivables billed	$254	$316
Power receivables unbilled	804	986
Fuel cost adjustment unbilled	102	132
Total power receivables	1,160	1,434
Other receivables	23	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,181	$1,458

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

TVA’s regulatory assets and liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities

	At December 31 2007	At September 30 2007
	As Restated
Regulatory Assets:
Unfunded benefit costs	$951	$973
Nuclear decommissioning costs	482	419
Debt reacquisition costs	205	210
Deferred losses relating to TVA’s financial trading program	2	8
Deferred outage costs	107	96
Deferred capital lease asset costs	63	66
Unrealized losses on certain swap and swaption contracts	99	–
Fuel cost adjustment: long-term	15	18
Subtotal	1,924	1,790
Deferred nuclear generating units	3,032	3,130
Subtotal	4,956	4,920
Fuel cost adjustment receivable: short-term	102	132

Total	$5,058	$5,052

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$83	$16
Capital lease liabilities	62	67
Subtotal	145	83
Reserve for future generation	73	74

Total	$218	$157

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

2.  Restatement

The accompanying financial statements as of December 31, 2007, and 2006, and September 30, 2007, have been restated.  TVA determined that the method implemented to estimate unbilled revenues in September 2006 had resulted in errors in unbilled revenue presented in TVA’s financial statements for the fiscal years ended September 30, 2006, and 2007, and the quarterly periods ended December 31, 2006, March 31, 2007, June 30, 2007, December 31, 2007, and March 31, 2008.  There was no effect on periods prior to the three months ended September 30, 2006.

Under TVA’s end-use billing arrangements with its distributors, TVA relies on the distributors to report their end-use sales.  Because of the delay between the wholesale delivery of power to the customer and the report of end-use sales to TVA, TVA must estimate the unbilled revenue at the end of each financial reporting period. In September 2006, TVA implemented a change in methodology for estimating unbilled revenue for electricity sales which resulted in an increase of $232 million in unbilled revenue (or 2.6 percent of operating revenues) for 2006.

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

TVA has used a new process for estimating unbilled revenue for the three months ended December 31, 2007, and 2006.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, a true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three months ended December 31, 2007 and 2006, by $8 million and $21 million, respectively.

The restatement of unbilled revenue also affected TVA’s fuel cost adjustment (“FCA”) calculation.  The FCA is a mechanism by which TVA collects the direct cost of fuel used in its generating facilities and also the energy costs of purchased power used to serve power demand.  Implementation of the FCA occurred in October 2006 as a joint effort between TVA and its customers.  The goal of the FCA is timely recovery of fuel-related expenses to reduce the volatility driven by fuel and purchased power markets.  Under TVA’s FCA methodology, adjustments to rates are based primarily on the difference between forecasted and actual expenses for the upcoming quarter, as well as the difference between forecasted and actual revenues for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or subtracted from a deferred account on TVA’s balance sheet.

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-Q, TVA reported a FCA deferred balance of $151 million at December 31, 2007, which was restated to a deferred balance of $117 million. Of the $117 million, $15 million is a deferred asset and $102 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments. The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those customers who make prepayments for their power. As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were adjusted upward by less than $1 million as of December 31, 2007.

TVA has evaluated these errors and determined that the impact was an overstatement of net income for the fiscal year ended September 30, 2006, and an understatement of net income for the fiscal year ended September 30, 2007, and the three months ended December 31, 2007.  The changes to the financial statements as of or for the respective periods primarily involves accounts receivable and retained earnings on the balance sheets, and operating revenues and net income on the statements of income. The errors and restatements have no impact on cash and cash equivalents.

In addition to the unbilled revenue and FCA adjustments, there were certain miscellaneous items that were previously deemed to be immaterial by management which have been corrected in the period in which they were originally identified.  Summary restatements tables are presented below. References in the “Note” column correspond to lines on the Statements of Income and Balance Sheets following these tables.  Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income
Summary of Restatements
For the Three Months Ended December 31

	Description of Adjustment	2007	Note	2006	Note
Operating revenues	Unbilled revenue adjustments	$8		$21
	Reclassification of expenses previously netted with revenue	2		1
		10	I08-1	22	I07-1

Operating expenses	Fuel cost adjustment	(14)		6
	Change in period for depreciation expense	–		5
	Change in loss on asset impairment	–		(5)
	Additional legal expense	(3)		–
	Financing cost interest reclassification	(12)		(12)
	Reclassification of expenses previously netted with revenue	3		3
		(26)	I08-2	(3)	I07-2

Operating income		36		25

Other income	Additional legal expense	–		4
	Reclassification of other income previously reported as revenue	1		2
		1	I08-3	6	I07-3

Interest expense	Financing cost interest reclassification	12	I08-4	12	I07-4

Net income		$25		$19

Balance Sheet
Summary of Restatements
December 31, 2007

	Description of Adjustment	Amount	Note
Current assets
Accounts receivable	Unbilled revenue adjustments	$(118)
Accounts receivable	Fuel cost adjustments	(46)
		(164)	B08-1
Regulatory and other long-term assets
Regulatory assets	Fuel cost adjustments	12	B08-2
Total restatement of assets		$(152)

Current liabilities
Accrued liabilities	Unbilled revenue adjustments	$(1)	B08-3
Proprietary capital
Retained earnings	Unbilled revenue adjustments	8
Retained earnings	Fuel cost adjustments	14
Retained earnings	Legal reserve adjustment	3
Retained earnings	Beginning retained earnings adjustment	(176)
		(151)	B08-4
Total restatement of liabilities and proprietary capital		$(152)

Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income

The following table summarizes the statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended December 31, 2007, and 2006.

Statements of Income
Three Months Ended December 31

	2007				2006
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,905	$8		$1,913	$1,742	$21		$1,763
Industries directly served	392	–		392	302	–		302
Federal agencies and other	25	–		25	25	–		25
Other revenue	28	2		30	35	1		36
Total operating revenues	2,350	10	I0[8]-1	2,360	2,104	22	I0[7]-1	2,126

Operating expenses
Fuel and purchased power	935	(13)		922	739	10		749
Operating and maintenance	592	(12)		580	563	(13)		550
Depreciation, amortization, and accretion	390	–		390	356	5		361
Tax equivalents	121	(1)		120	108	–		108
Loss on asset impairment	–	–		–	22	(5)		17
Total operating expenses	2,038	(26)	I0[8]-2	2,012	1,788	(3)	I0[7]-2	1,785

Operating income	312	36		348	316	25		341

Other income, net	2	1	I0[8]-[3]	3	12	6	I07-3	18

Unrealized gain on derivative contracts, net	–	–		–	15	–		15

Interest expense
Interest on debt and leaseback obligations	329	12		341	336	12		348
Amortization of debt discount, issue, and reacquisition costs, net	5	–		5	5	–		5
Allowance for funds used during construction and nuclear fuel expenditures	(3)	–		(3)	(49)	–		(49)
Net interest expense	331	12	I0[8]-[4]	343	292	12	I07-[4]	304

Net (loss) income	$(17)	$25		$8	$51	$19		$70

Balance Sheet

The following table sets forth the balance sheet giving effect to the restatement and other adjustments described above and showing previously reported amounts and restated amounts as of December 31, 2007.

Balance Sheet

	December 31, 2007
	As Previously Reported	Increase (Decrease)	Note	As Restated

ASSETS
Current assets
Cash and cash equivalents	$158	$–		$158
Restricted cash and investments	127	–		127
Accounts receivable, net	1,345	(164)		1,181
Inventories and other	768	–		768
Total current assets	2,398	(164)	B08-1	2,234

Property, plant, and equipment
Completed plant	38,918	–		38,918
Less accumulated depreciation	(16,204)	–		(16,204)
Net completed plant	22,714	–		22,714
Construction in progress	1,487	–		1,487
Nuclear fuel and capital leases	708	–		708
Total property, plant, and equipment, net	24,909	–		24,909

Investment funds	1,132	–		1,132

Regulatory and other long-term assets
Deferred nuclear generating units	3,032	–		3,032
Other regulatory assets	1,912	12		1,924
Subtotal	4,944	12		4,956
Other long-term assets	404	–		404
Total regulatory and other long-term assets	5,348	12	B08-2	5,360

Total assets	$33,787	$(152)		$33,635

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$941	$(1)		$940
Collateral funds held	144	–		144
Accrued interest	305	–		305
Current portion of leaseback obligations	43	–		43
Current portion of energy prepayment obligations	106	–		106
Short-term debt, net	1,565	–		1,565
Current maturities of long-term debt	2,090	–		2,090
Total current liabilities	5,194	(1)	B08-3	5,193

Other liabilities
Other liabilities	2,141	–		2,141
Regulatory liabilities	145	–		145
Asset retirement obligations	2,219	–		2,219
Leaseback obligations	1,028	–		1,028
Energy prepayment obligations	1,006	–		1,006
Total other liabilities	6,539	–		6,539

Long-term debt, net	19,105	–		19,105

Total liabilities	30,838	(1)		30,837

Commitments and contingencies

Proprietary capital
Appropriation investment	4,738	–		4,738
Retained earnings	1,919	(151)		1,768
Accumulated other comprehensive (loss) income	(23)	–		(23)
Accumulated net expense of stewardship programs	(3,685)	–		(3,685)
Total proprietary capital	2,949	(151)	B08-4	2,798

Total liabilities and proprietary capital	$33,787	$(152)		$33,635

Statements of Cash Flows

The following table summarizes the statements of cash flows for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended December 31, 2007, and 2006.

Statements of Cash Flows For the Three Months Ended December 31

	2007			2006
	As Previously Reported	Increase (Decrease)	As Restated	As Previously Reported	Increase (Decrease)	As Restated
Cash flows from operating activities
Net (loss) income	$(17)	$25	$8	$51	$19	$70
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	395	–	395	360	5	365
Nuclear refueling outage amortization	25	–	25	21	–	21
Loss on asset impairment	–	–	–	22	(4)	18
Amortization of nuclear fuel	44	–	44	27	–	27
Non-cash retirement benefit expense	35	–	35	50	–	50
Net unrealized gain on derivative contracts	–	–	–	(15)	–	(15)
Prepayment credits applied to revenue	(26)	–	(26)	(26)	–	(26)
Fuel cost adjustment deferral	47	(13)	34	–	6	6
Other, net	1	(3)	(2)	(15)	(3)	(18)
Changes in current assets and liabilities
Accounts receivable, net	256	(9)	247	214	(22)	192
Inventories and other	(103)	–	(103)	(78)	–	(78)
Accounts payable and accrued liabilities	(284)	84	(200)	(120)	64	(56)
Accrued interest	(100)	–	(100)	(107)	–	(107)
Pension contributions	(19)	–	(19)	(19)	–	(19)
Refueling outage costs	(36)	–	(36)	(41)	–	(41)
Net cash provided by operating activities	218	84	302	324	65	389

Cash flows from investing activities
Construction expenditures	(335)	(30)	(365)	(344)	(54)	(398)
Combustion turbine asset acquisitions	–	–	–	(98)	–	(98)
Nuclear fuel expenditures	(83)	(54)	(137)	(22)	(11)	(33)
Change in restricted cash and investments	23	–	23	(8)	–	(8)
Purchases of investments, net	(2)	–	(2)	(1)	–	(1)
Loans and other receivables
Advances	(4)	–	(4)	(1)	–	(1)
Repayments	3	–	3	4	–	4
Proceeds from sale of receivables/loans	–	–	–	2	–	2
Other, net	–	–	–	(1)	–	(1)
Net cash used in investing activities	(398)	(84)	(482)	(469)	(65)	(534)

Cash flows from financing activities
Long-term debt
Issues	41	–	41	9	–	9
Redemptions and repurchases	–	–	–	(77)	–	(77)
Short-term issues, net	143	–	143	190	–	190
Payments on leaseback financing	(1)	–	(1)	(1)	–	(1)
Payments to U.S. Treasury	(10)	–	(10)	(10)	–	(10)
Net cash provided by financing activities	173	–	173	111	–	111

Net change in cash and cash equivalents	(7)	–	(7)	(34)	–	(34)
Cash and cash equivalents at beginning of period	165	–	165	536	–	536

Cash and cash equivalents at end of period	$158	$–	$158	$502	$–	$502

Statements of Changes in Proprietary Capital

The following table summarizes the statements of changes in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended December 31, 2007, and 2006.

Statements of Changes in Proprietary Capital

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (loss)

Balance at September 30, 2006 (as previously reported)	$4,763	$1,565	$43	$(3,672)	$2,699
Increase (decrease)	–	(216)	–	–	(216)
Balance at September 30, 2006 (as restated)	4,763	1,349	43	(3,672)	2,483
Net income (loss)	–	53	–	(2)	51	$51
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive (loss)	–	–	(15)	–	(15)	(15)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2006 (as previously reported) (unaudited)	4,758	1,613	28	(3,674)	2,725	36
Increase (decrease)	–	(197)	–	–	(197)	19
Balance at December 31, 2006 (as restated) (unaudited)	$4,758	$1,416	$28	$(3,674)	$2,528	$55

Balance at September 30, 2007 (as previously reported)	$4,743	$1,939	$(19)	$(3,683)	$2,980
Increase (decrease)	–	(176)	–	–	(176)
Balance at September 30, 2007 (as restated)	4,743	1,763	(19)	(3,683)	2,804
Net (loss)	–	(15)	–	(2)	(17)	$(17)
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive (loss)	–	–	(4)	–	(4)	(4)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2007 (as previously reported) (unaudited)	4,738	1,919	(23)	(3,685)	2,949	(21)
Increase (decrease)	–	(151)	–	–	(151)	25
Balance at December 31, 2007 (as restated) (unaudited)	$4,738	$1,768	$(23)	$(3,685)	$2,798	$4

Statements of Changes in Proprietary Capital restatements are due to changes in net income and retained earnings resulting from the restatement process. Please refer to the Statement of Net Income for discussion of the changes in net income. Please refer to the Balance Sheets for discussion of changes in Retained Earnings. All other components remain consistent with the presentation noted in the original statement presentation.

Accounts Receivable

The following table summarizes the types and amounts of receivables for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of December 31, 2007.

Accounts Receivable

	December 31, 2007
	As Previously Reported	Increase (Decrease)	As Restated
Power receivables billed	$254	$–	$254
Power receivables unbilled	922	(118)	804
Fuel cost adjustment unbilled	148	(46)	102
Subtotal power receivables	1,324	(164)	1,160
Other receivables	23	–	23
Allowance for uncollectible accounts	(2)	–	(2)
Net accounts receivable	$1,345	$(164)	$1,181

Regulatory Assets

The following table summarizes the types and amounts of regulatory assets for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of December 31, 2007.

Regulatory Assets

	December 31, 2007
	As Previously Reported	Increase (Decrease)	As Restated

Unfunded benefit costs	$951	$–	$951
Nuclear decommissioning costs	482	–	482
Debt reacquisition costs	205	–	205
Deferred losses relating to TVA’s financial trading program	2	–	2
Deferred outage costs	107	–	107
Deferred capital lease asset costs	63	–	63
Unrealized losses on certain swaps and swaptions	99	–	99
Fuel cost adjustment: long term	3	12	15
Subtotal	1,912	12	1,924
Deferred nuclear generating units	3,032	–	3,032
Subtotal	4,944	12	4,956
Fuel Cost Adjustment Receivable: short term	148	(46)	102

Total	$5,092	$(34)	$5,058

3.  Accumulated Other Comprehensive Income (Loss)

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

4. Debt Securities

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

5. Risk Management Activities and Derivative Transactions

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

Derivative Positions Outstanding At December 31

		2007			2006
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)

Futures	2,230	10,000	22,300,000	691	10,000	6,910,000

Swap Futures
Exchange traded swaps (daily)	208	2,500	520,000	–	–	–
Bilateral ISDA swaps (daily)	62	20,000	1,240,000	–	–	–
Bilateral ISDA swaps (daily)	26	35,000	910,000	–	–	–
Bilateral ISDA swaps (monthly)	7	100,000	700,000	–	–	–
Subtotal	303		3,370,000	–		–

Options	690	10,000	6,900,000	–	–	–

Total	3,223		32,570,000	691		6,910,000

Financial Trading Program Activity For the Three Months Ended December 31

	2007		2006
	Notional Amount	Contract	Notional Amount	Contract
	(in mmBtu)	Value	(in mmBtu)	Value
Futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	15,540,000	125	4,260,000	32
Settled	(9,470,000)	(70)	(1,640,000)	(12)
Realized (losses)	–	(6)	–	(1)
Net positions-long	22,300,000	180	6,910,000	54

Swap futures
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	3,660,000	27	–	–
Floating portion - realized	(2,260,000)	(14)	(1,822,500)	(9)
Realized (losses)	–	–	–	(2)
Net positions-long	3,370,000	25	–	–

Option contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	1,750,000	1	–	–
Puts sold	1,150,000	(1)	–	–
Positions closed or expired	(1,600,000)	–	–	–
Net positions-long	6,900,000	1	–	–

Holding (losses)/gains
Unrealized (loss) at beginning of period, net	–	(8)	–	(6)
Unrealized gains/(losses) for the period	–	5	–	(2)
Unrealized (losses) at end of period, net	–	(3)	–	(8)

Financial positions at end of period, net	32,570,000	$203	6,910,000	$46

6.  Benefit Plans

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

7. Asset Impairment

During the first quarter of 2007, TVA recognized a total of $17 million in asset impairment losses related to its Property, plant, and equipment. The $17 million Loss on asset impairment was a write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”).  Additional write-downs of $4 million related to other Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-valuation of other projects due to funding limitations were noted in the third and fourth quarters of 2007.  No asset impairment has been noted through the first quarter of 2008.

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

9. Subsequent Events

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

TVA monetized the call options on two public bond issues by entering into two swaption transactions (see Note 10, Risk Management Activities and Derivative Transactions in Part II of the 2007 Form 10-K).  In February 2008, the counterparty to the swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008, where TVA will be required to make fixed rate payments to the counterparty of 6.125 percent and the counterparty will be required to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments will be based on a combined notional amount of $41.7 million and will begin on April 15, 2008.

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

Business Overview

Financial Outlook

Net income for the three months ended December 31, 2007, was $8 million compared to net income of $70 million for the same period of 2006.  This change was primarily due to changes in ratemaking methodology related to capitalized interest on construction projects (“AFUDC”) resulting in additional expense of $46 million.  Additionally, TVA changed its ratemaking methodology for gains and losses on certain derivative instruments used in call monetization transactions which increased income by $15 million in the first quarter of 2006.  See Results of Operations.

TVA still faces challenges related to fuel, purchased power, hydroelectric generation, and capacity during the remainder of the year.  Long-term demand projections indicate upward pressure on capacity and the need for additional capacity to be built or purchased over TVA's planning horizon.  TVA is discussing the possibility of a rate increase with the Tennessee Valley Public Power Association, Inc. (“TVPPA”), a group that represents most of TVA’s distributor customers, and with other groups. The increase could be between six and nine percent and is expected to be implemented in April 2008 if approved by the TVA Board of Directors (“TVA Board”).  In addition to funding additional capacity and other capital projects, the adjustment would help ensure that TVA collects revenues needed to meet the requirements of the TVA Act and the tests and provisions of its bond resolutions, and do so in accordance with the financial objectives set forth in the Strategic Plan adopted by the TVA Board on May 31, 2007 (the “Strategic Plan”).  Based upon the calculation methods in use as of December 31, 2007, it was anticipated that the rate increase would generate an additional $265 million to $400 million of revenue during 2008 depending on the percentage increase approved by the TVA Board.

Fuel-Cost Adjustment

As of December 31, 2007, TVA had recognized a regulatory asset of $117 million representing deferred fuel and purchased power costs to be recovered through the fuel cost adjustments (“FCA”) in future periods.  The current portion of the asset to be collected within the next 12 months is $102 million and is held as a current asset in accounts receivable.  The remaining long term portion of $15 million is held as a regulatory asset.  Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or deducted from certain accounts on TVA’s balance sheet. The higher or lower costs added to or taken away from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses.  The FCA amount to be implemented January 1, 2008, is 0.267 cents per kilowatt-hour.  Based upon the FCA calculation methodology in use as of January 1, 2008, the FCA was expected to produce an estimated $105 million in revenue during the second quarter of 2008.  See Note 1 — Accounts Receivables and Cost-Based Regulation.

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

Challenges Related to Water Supply and Water Temperature

TVA faces challenges related to water supply and water temperature on the Cumberland River where the U.S. Army Corps of Engineers (“Corps”) operates hydroelectric facilities and TVA operates fossil plants and on the Tennessee River System where TVA operates hydroelectric facilities, fossil plants, and nuclear plants.

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

Tennessee River System Challenges. The drought in the southeast has resulted in less rainfall in the area drained by the Tennessee River and its tributaries and less runoff into the system.  This results in there being less water available for cooling purposes and the available water having a higher temperature.  In order not to exceed thermal limits, during the summer of 2007 TVA derated two fossil plants and at Browns Ferry Nuclear Plant, temporarily took one unit offline and reduced the output at the other two units.  Additionally, TVA used its cooling towers at Browns Ferry and Sequoyah Nuclear Plants.  Using the cooling towers takes a substantial amount of power that TVA would have otherwise sold.  If the drought continues, TVA may have to take similar actions in the summer of 2008

Meeting the Power Needs in TVA’s Service Area

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

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the quarters ended December 31, 2007, and 2006, follows:

Summary Cash Flows
For the Three Months Ended December 31

	2007	2006
	As Restated	As Restated
Cash provided by (used in)
Operating activities	$302	$389
Investing activities	(482)	(534)
Financing activities	173	111
Net decrease in cash and cash equivalents	$(7)	$(34)

Issuance of Debt.  TVA issued $41 million of power bonds during the three months ended December 31, 2007.  Subsequent to December 31, 2007, TVA issued $500 million of power bonds and $36 million of electronotes®.  No long-term debt was retired or redeemed during this period.  For more information about TVA's debt activities, see Notes 4 and 9.

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

Comparative Cash Flow Analysis

2008 Compared to 2007

Net cash provided by operating activities decreased $87 million from $389 million to $302 million for the three months ended December 31, 2006, and 2007, respectively. This decrease resulted from:

•
An increase in cash used by changes in working capital of $121 million resulting primarily from a larger increase in inventories and other of $25 million and a $145 million greater reduction in accounts payable and accrued liabilities, partially offset by a $42 million greater decrease in accounts receivable and a $7 million smaller reduction in interest payable;

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

Cash used in investing activities decreased $52 million from the first quarter of 2007 to the first quarter of 2008.  The decrease is primarily due to:

•	The inclusion in the first quarter of 2007 of a $98 million use of funds to acquire two combustion turbine facilities;

•
A $23 million reduction in the amount of restricted cash and investments held by TVA during the first quarter of 2008 compared to an $8 million increase in the amount of restricted cash and investments held by TVA during the same period of 2007; and

•	A decrease in expenditures for capital projects of $33 million.

These items were partially offset by an increase in expenditures for the enrichment and fabrication of nuclear fuel of $104 million related to a buildup of fuel for strategic inventory, fuel for identified upcoming Browns Ferry Nuclear Unit 3 and Watts Bar Nuclear Unit 1 outages, and blended low enriched uranium fuel and uranium purchases that are not identified to a specific outage. The effect of these increases was somewhat offset by reductions of fuel inventory for fuel loaded into the reactor at Browns Ferry.

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

Results of Operations

Financial Results

The following table compares operating results and selected statistics for the three months ended December 31, 2007, and 2006:

Summary Statements of Income
For the Three Months Ended December 31

	2007	2006
	As Restated	As Restated
Operating revenues	$2,360	$2,126
Operating expenses	(2,012)	(1,785)
Operating income	348	341
Other income	3	18
Unrealized gain on derivative contracts, net	–	15
Interest expense, net	(343)	(304)
Net income	$8	$70

Sales (millions of kWh)	42,735	40,918

Heating degree days (normal 1,311)	1,058	1,227
Cooling degree days (normal 64)	150	63
Combined degree days (normal 1,375)	1,208	1,290

Net income for the three months ended December 31, 2007, was $8 million compared to net income of $70 million for the same period in 2006.  The $62 million change in net income was primarily attributable to:

•	A $227 million increase in operating expenses;

•	A $39 million increase in net interest expense resulting primarily from a change in ratemaking methodology relating to AFUDC;

•
A $15 million decrease in net unrealized gain on derivative contracts resulting primarily from a change in ratemaking methodology for gains and losses on certain derivative instruments used in call monetization transactions; and

•	A $15 million decrease in other income.

These items were partially offset by a $234 million increase in operating revenues.

Operating Revenues.  Operating revenues and sales of electricity for the three months ended December 31, 2007, and 2006, consisted of the following:

Operating Revenues and Sales of Electricity For the Three Months Ended December 31

	Operating Revenues			Sales of Electricity
	(millions of dollars)			(millions of kWh)
	2007	2006	Percent Change	2007	2006	Percent Change
	As Restated	As Restated		As Restated	As Restated
Sales of Electricity
Municipalities and cooperatives	$1,913	$1,763	8.5%	32,476	32,310	0.5%
Industries directly served	392	302	29.8%	9,818	8,108	21.1%
Federal agencies and other	25	25	0.0%	441	500	(11.8%)
Other revenue	30	36	(16.7%)	–	–	–

Total	$2,360	$2,126	11.0%	42,735	40,918	4.4%

Significant items contributing to the $234 million increase in operating revenues included:

•
A $150 million increase in revenue from municipalities and cooperatives primarily due to the FCA, which provided $131 million in additional revenues.  Fluctuations in rates related to certain types of energy programs and credits, and a slight increase in sales of less than one percent provided $10 million and $9 million, respectively, in additional revenues; and

•
A $90 million increase in revenue from industries directly served primarily attributable to increased sales of 21.1 percent, the FCA and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits yielded $61 million, $18 million, and $11 million, respectively, in additional revenue.

These items were partially offset by a $6 million decrease in other revenue primarily due to decreased revenue from salvage sales and a gain on the sale of sulfur dioxide (“SO2”) emission allowances during the first quarter of 2007 not present in the first quarter of 2008.

Significant items contributing to the 1,817 million kilowatt-hour increase in electricity sales for the first quarter of 2008 compared to the same period in 2007 include the following:

•
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

•	A 166 million kilowatt-hour increase in sales to municipalities and cooperatives due to an increase in aggregate sales to commercial and industrial customers.

These increases were partially offset by:

•	A 59 million kilowatt-hour decrease in sales to Federal agencies and other.

o	This decrease was due to an 86 million kilowatt-hour decrease in off-system sales mainly reflecting decreased generation available for sale.

o
The decrease in off-system sales was partially offset by a 27 million kilowatt-hour increase in sales to directly served federal agencies largely attributable to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

Operating Expenses. Operating expenses for the three months ended December 31, 2007, and 2006, consisted of the following:

Operating Expenses For the Three Months Ended December 31

	2007	2006	Percent Change
	As Restated	As Restated

Fuel and purchased power	$922	$749	23.1%
Operating and maintenance	580	550	5.5%
Depreciation, amortization, and accretion	390	361	8.0%
Tax equivalents	120	108	11.1%
Loss on asset impairment	–	17	(100.0%)
Total operating expenses	$2,012	$1,785	12.7%

Significant drivers contributing to the $227 million increase in total operating expenses included:

•	A $173 million increase in Fuel and purchased power expense.

o	This increase was due to a $144 million increase in purchased power expense and a $29 million increase in fuel expense.

–	The increase in purchased power expense resulted from:

•	An increase in the average purchase price of 20.4 percent, which resulted in $77 million in additional expense;

•	An increase in the volume of purchased power of 40.7 percent, which resulted in $55 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for purchased power expense of $12 million.

–	The increase in fuel expense resulted from:

•	An increase in the net commercial generation of 7.7 percent, which resulted in $43 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for fuel expense of $29 million.

–	The increase in fuel expense was partially offset by a 7.0 percent lower aggregate fuel cost per kilowatt-hour net thermal generation, which reduced fuel expense by $43 million.

•	A $29 million increase in Depreciation, amortization, and accretion expense.

o	This increase was a result of a $29 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

•	A $30 million increase in Operating and maintenance expense.

o	This increase was mainly a result of:

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $26 million largely due to:

•	An increase in outage days of 173 days as a result of one more planned outage and a change in the nature and scope of the outages during the first quarter of 2008;

•	Significant repair work on Unit 3 at Paradise Fossil Plant not present in the first quarter of 2007; and

•	The operation of two additional combustion turbine units not operated during the first quarter of 2007; and

–	Increased routine operating and maintenance costs at nuclear plants of $19 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the first quarter of 2007;

•	Timing of contractor work and materials purchased; and

•	Timing of mid-cycle and forced outages.

o	These items were partially offset by:

–	Decreased pension costs of $15 million mainly as a result of a 0.35 percent higher discount rate used during the first quarter of 2008.

•
A $12 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments were partially offset by a $17 million decrease in Loss on asset impairment.  There was no Loss on asset impairment during the first quarter of 2008.  During the first quarter of 2007, a $17 million Loss on asset impairment was recorded as a result of a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”).  See Note 7.

Other Income.  The $15 million decrease in Other income was largely due to decreased interest income from short-term investments and decreased interest earnings on the collateral deposit funds held by TVA.  These items were partially offset by a payment received by TVA in connection with a False Claims Act suit.

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

Interest Expense.  Interest expense, outstanding debt, and interest rates for the three months ended December 31, 2007, and 2006, consisted of the following:

Interest Expense For the Three Months Ended December 31

	2007	2006	Percent Change
	As Restated	As Restated
Interest on debt and leaseback obligations	$341	$348	(2.0%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(3)	(49)	(93.9%)
Net interest expense	$343	$304	12.8%

	(percent)
	2007	2006	Percent Change
Interest rates (average)
Long-term	5.96	5.94	0.3%
Discount notes	4.59	5.25	(12.6%)
Blended	5.87	5.87	0.0%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A re-evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of TVA’s disclosure controls and procedures as of December 31, 2007.  Based on that re-evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that, based on the material weakness described below, TVA’s disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion is different than the conclusion disclosed in the original filing of TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

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

TVA has used a new process for estimating unbilled revenue for periods presented in this Form 10-Q/A. This process carries over only the portion of sales from the distributor’s meter read date to the month-end. Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee *

10.1	TVA Discount Notes Selling Group Agreement *

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2008

TENNESSEE VALLEY AUTHORITY
(Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee *

10.1	TVA Discount Notes Selling Group Agreement *

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

* Previously filed