Form 10-Q/A
period 2008-03-31
Tennessee Valley Authority
filed 2008-12-11
CIK 1376986

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

Commission file number 000-52313

TENNESSEE VALLEY AUTHORITY
(Exact name of registrant as specified in its charter)

A corporate agency of the United States created by an act of Congress	62-0474417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 W. Summit Hill Drive Knoxville, Tennessee	37902
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

In this Amendment to the Quarterly Report on Form 10-Q/A for the three and six months ended March 31, 2008 (“Form 10-Q/A”), the Tennessee Valley Authority (“TVA”) is restating the financial statements for the three and six months ended March 31, 2008, and 2007, primarily to restate revenue associated with an accounting error in the financial statements included in the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the “Original 10-Q”).  The error was discovered during TVA’s review of its unbilled revenue estimation process.

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

TVA has used a new process for estimating unbilled revenues for the three and six months ended March 31, 2008 and 2007 in this Form 10-Q/A.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three and six months ended March 31, 2008, by $61 million (approximately 2.4 percent of quarterly operating revenues) and $69 million (approximately 1.4 percent of year to date operating revenues), respectively, and to decrease revenue for the three and six months ended March 31, 2007, by $25 million (approximately 1.1 percent of quarterly operating revenues) and $4 million (less than one percent of year to date operating revenues), respectively.

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

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-Q, TVA reported a FCA deferred balance of $199 million at March 31, 2008, which was restated to a deferred balance of $166 million.  Of the $166 million, $21 million is a deferred asset and $145 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments.  The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those distributors who make prepayments for their power.  As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted.  The adjustment related to distributor prepayments decreased the balance in the receivable and advance collections accounts by less than $1 million as of March 31, 2008.

In light of the need for this restatement, TVA has identified a material weakness in its internal control over financial reporting related to its unbilled revenue calculation, and has concluded that its disclosure controls and procedures were not effective as of March 31, 2008, solely because of this material weakness.  To rectify the material weakness, the new method of calculating the unbilled revenue estimate described above was used for periods presented in this Form 10-Q/A.  See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TVA has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were originally identified.  These adjustments are described in more detail in Note 2.

The effects of these restatements and miscellaneous adjustments on TVA's consolidated financial statements as of and for the quarters ended March 31, 2008, and 2007, are described in Note 2.  The restatements had no impact on TVA’s cash or cash equivalents.

For the convenience of the reader, TVA is refiling its entire Quarterly Report on Form 10-Q/A for the three and six months ended March 31, 2008, by means of this Form 10-Q/A.  However, except for the information affected by the restatement, TVA has not materially updated the information contained herein for events or transactions occurring subsequent to the date the Original 10-Q was filed with the SEC.  TVA recommends that this Form 10-Q/A be read in conjunction with the reports and any amendments thereto TVA has filed with the SEC subsequent to the filing date of the Original 10-Q.

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

This Form 10-Q/A is not superseding or restating financial statements contained in any current report on Form 8-K filed subsequent to September 30, 2007.

FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three months ended		Six months ended
	March 31		March 31
	2008	2007	2008	2007
	As Restated	As Restated	As Restated	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,072	$1,897	$3,985	$3,660
Industries directly served	382	301	774	603
Federal agencies and other	33	26	58	51
Other revenue	31	35	61	71
Total operating revenues	2,518	2,259	4,878	4,385

Operating expenses
Fuel and purchased power	973	831	1,895	1,580
Operating and maintenance	559	566	1,139	1,116
Depreciation, amortization, and accretion	392	369	782	730
Tax equivalents	117	109	237	217
Loss on asset impairment	–	–	–	17
Total operating expenses	2,041	1,875	4,053	3,660

Operating income	477	384	825	725

Other (expense) income, net (Note 1)	(2)	17	1	35
Unrealized gain on derivative contracts, net (Note 1)	–	16	–	31

Interest expense
Interest on debt and leaseback obligations	340	351	681	699
Amortization of debt discount, issue, and reacquisition costs, net	5	5	10	10
Allowance for funds used during construction and nuclear fuel expenditures	(5)	(50)	(8)	(99)
Net interest expense	340	306	683	610

Net income	$135	$111	$143	$181

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

	March 31	September 30
ASSETS	2008	2007
	As Restated
Current assets	(Unaudited)
Cash and cash equivalents	$760	$165
Restricted cash and investments (Note 1)	90	150
Accounts receivable, net (Note 1)	1,195	1,458
Inventories and other	771	663
Total current assets	2,816	2,436

Property, plant, and equipment
Completed plant	39,152	38,811
Less accumulated depreciation	(16,441)	(15,937)
Net completed plant	22,711	22,874
Construction in progress	1,513	1,286
Nuclear fuel and capital leases	736	672
Total property, plant, and equipment, net	24,960	24,832

Investment funds	1,054	1,169

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	2,934	3,130
Other regulatory assets	2,115	1,790
Subtotal	5,049	4,920
Other long-term assets	817	375
Total regulatory and other long-term assets	5,866	5,295

Total assets	$34,696	$33,732

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$899	$1,205
Collateral funds held	115	157
Accrued interest	427	406
Current portion of leaseback obligations	41	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	568	1,422
Current maturities of long-term debt (Note 4)	2,631	90
Total current liabilities	4,787	3,429

Other liabilities
Other liabilities	2,256	2,067
Regulatory liabilities (Note 1)	648	83
Asset retirement obligations	2,249	2,189
Leaseback obligations	1,000	1,029
Energy prepayment obligations (Note 1)	980	1,032
Total other liabilities	7,133	6,400

Long-term debt, net (Note 4)	19,897	21,099

Total liabilities	31,817	30,928

Commitments and contingencies

Proprietary capital
Appropriation investment	4,733	4,743
Retained earnings	1,900	1,763
Accumulated other comprehensive loss (Note 3)	(67)	(19)
Accumulated net expense of stewardship programs	(3,687)	(3,683)
Total proprietary capital	2,879	2,804

Total liabilities and proprietary capital	$34,696	$33,732

The accompanying Notes are an integral part of these financial statements

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended March 31
(in millions)

	2008	2007
	As Restated	As Restated
Cash flows from operating activities
Net income	$143	$181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	792	740
Nuclear refueling outage amortization	50	39
Loss on asset impairment	–	18
Amortization of nuclear fuel	88	59
Non-cash retirement benefit expense	71	101
Net unrealized gain on derivative contracts	–	(31)
Prepayment credits applied to revenue	(53)	(53)
Fuel cost adjustment deferral	(15)	(27)
Other, net	20	(9)
Changes in current assets and liabilities
Accounts receivable, net	278	213
Inventories and other	(55)	(110)
Accounts payable and accrued liabilities	(253)	11
Accrued interest	21	9
Pension contributions	(37)	(37)
Refueling outage costs	(85)	(77)
Other, net	(6)	26
Net cash provided by operating activities	959	1,053

Cash flows from investing activities
Construction expenditures	(686)	(811)
Combustion turbine asset acquisitions	–	(98)
Nuclear fuel expenditures	(195)	(92)
Change in restricted cash and investments	43	4
Proceeds of investments, net	2	2
Loans and other receivables
Advances	(4)	(4)
Repayments	6	8
Proceeds from sale of receivables/loans	–	2
Other, net	–	1
Net cash used in investing activities	(834)	(988)

Cash flows from financing activities
Long-term debt
Issues	1,602	28
Redemptions and repurchases	(214)	(464)
Short-term debt, net	(854)	262
Payments on leaseback financing	(24)	(18)
Payments on equipment financing	(7)	(7)
Financing costs, net	(13)	–
Payments to U.S. Treasury	(20)	(20)
Net cash provided by (used in) financing activities	470	(219)

Net change in cash and cash equivalents	595	(154)
Cash and cash equivalents at beginning of period	165	536

Cash and cash equivalents at end of period	$760	$382

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
(in millions)
For the three months ended March 31, 2008 and 2007

	Appropriation Investment	Retained Earnings(Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total(Restated)	Comprehensive Income (Loss)

Balance at December 31, 2006 (as restated) (unaudited)	$4,758	$1,416	$28	$(3,674)	$2,528
Net income (loss) (as restated)	–	113	–	(2)	111	$111
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 3)	–	–	(22)	–	(22)	(22)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2007 (as restated) (unaudited)	$4,753	$1,524	$6	$(3,676)	$2,607	$89

Balance at December 31, 2007 (as restated) (unaudited)	$4,738	$1,768	$(23)	$(3,685)	$2,798
Net income (loss) (as restated)	–	137	–	(2)	135	$135
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss (Note 3)	–	–	(44)	–	(44)	(44)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2008 (as restated) (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$91

For the six months ended March 31, 2008 and 2007

	Appropriation Investment	Retained Earnings(Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expenseof Stewardship Programs	Total(Restated)	Comprehensive Income (Loss)

Balance at September 30, 2006 (as restated)	$4,763	$1,349	$43	$(3,672)	$2,483
Net income (loss) (as restated)	–	185	–	(4)	181	$181
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive loss (Note 3)	–	–	(37)	–	(37)	(37)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2007 (as restated) (unaudited)	$4,753	$1,524	$6	$(3,676)	$2,607	$144

Balance at September 30, 2007 (as restated)	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss) (as restated)	–	147	–	(4)	143	$143
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive loss (Note 3)	–	–	(48)	–	(48)	(48)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2008 (as restated) (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$95

The accompanying Notes are an integral part of these financial statements

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

Basis of Presentation

TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2007, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K/A No. 2, as amended, for the fiscal year ended September 30, 2007 (“Annual Report”).

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables.

Accounts Receivable

	At March 31 2008	At September 30 2007
	As Restated
Power receivables billed	$246	$316
Power receivables unbilled	781	986
Fuel cost adjustment-current	145	132
Total power receivables	1,172	1,434
Other receivables	25	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,195	$1,458

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

TVA’s regulatory assets and liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities

	At March 31 2008	At September 30 2007
	As Restated
Regulatory Assets:
Unfunded benefit costs	$929	$973
Nuclear decommissioning costs	577	419
Debt reacquisition costs	200	210
Deferred losses relating to TVA’s financial trading program	–	8
Deferred outage costs	131	96
Deferred capital lease asset costs	58	66
Unrealized losses on certain swap and swaption contracts	199	–
Fuel cost adjustments: long-term	21	18
Subtotal	2,115	1,790
Deferred nuclear generating units	2,934	3,130
Subtotal	5,049	4,920
Fuel cost adjustment receivable: short-term	145	132

Total	$5,194	$5,052

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$540	$16
Capital lease liabilities	58	67
Deferred gains relating to TVA’s financial trading program	50	–
Subtotal	648	83
Reserve for future generation	72	74

Total	$720	$157

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

On February 8, 2008, TVA finalized an agreement to purchase the Office of Power Complex (the major portion of TVA’s Chattanooga Office Complex in Chattanooga, Tennessee) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease—an interpretation of FASB Statement No. 13,” TVA increased the basis of the capital lease asset by $14 million, increased the capital lease regulatory asset by $1 million, and increased the capital lease obligation by $15 million.

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

Reconciliation of Asset Retirement Obligation Liability

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Balance at beginning of period	$2,219	$2,007	$2,189	$1,985

Changes in nuclear estimates to future cash flows	–	82	–	82
Non-nuclear additional obligations	–	1	–	1
	–	83	–	83
Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	23	15	46	30
Non-nuclear accretion (charged to expense)	7	7	14	14
	30	22	60	44

Balance at end of period	$2,249	$2,112	$2,249	$2,112

Other (Expense) Income, Net

Other (expense) income, net is comprised of the following:

Other (Expense) Income, Net

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	As Restated	As Restated	As Restated	As Restated
Interest income	$5	$9	$10	$20
External services	4	2	5	7
Unrealized (losses) gains on investments	(11)	–	(23)	1
Claims settlement	–	–	8	–
Miscellaneous	–	6	1	7

Total other (expense) income, net	$(2)	$17	$1	$35

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

2.  Restatement

The accompanying financial statements as of March 31, 2008 and 2007, and September 30, 2007, have been restated.  TVA determined that the method implemented to estimate unbilled revenues in September 2006 had resulted in errors in unbilled revenue presented in TVA’s financial statements for the fiscal years ended September 30, 2006, and 2007, and the quarterly periods ended December 31, 2006, March 31, 2007, June 30, 2007, December 31, 2007, and March 31, 2008.  There was no effect on periods prior to the three months ended September 30, 2006.

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

TVA has determined that the process implemented in September 2006 overestimated the days outstanding and that this overestimation of days outstanding resulted in an error in recording unbilled revenue and unbilled receivables.  The previous unbilled method also failed to consider the annual true-up of each distributor’s reported distribution losses.  The annual true-up reconciles total end-use kilowatt-hour (“kWh”) sales and revenue reported by each distributor with the kWh sales recorded for each distributor at wholesale.

TVA has used a new process for estimating unbilled revenues for the three and six months ended March 31, 2008, and 2007.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, a true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three months and six months ended March 31, 2008 by $61 million and $69 million, respectively, and decrease revenue for the three and six months ended March 31, 2007, by $25 million and $4 million, respectively.

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

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  In the Original 10-Q, TVA reported a FCA deferred balance of $199 million at March 31, 2008, which was restated to a deferred balance of $166 million. Of the $166 million, $21 million is a deferred asset and $145 million is a current receivable.

The unbilled revenue error also affected the application of distributor prepayments. The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those customers who make prepayments for their power. As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were decreased by less than $1 million as of March 31, 2008.

TVA has evaluated these errors and determined that the impact was an overstatement of net income for the fiscal year ended September 30, 2006, and understatements of net income for the fiscal year ended September 30, 2007, and the three and six months ended March 31, 2008.  The changes to the financial statements for the respective periods primarily involve accounts receivable and retained earnings on the balance sheets, and operating revenues and net income on the statements of income.  The errors and restatements have no impact on cash and cash equivalents.

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

Statements of Income
Summary of Restatements
For the Three and Six Months Ended March 31

		Three Months Ended				Six Months Ended
Line Item	Description of Adjustment	2008	Note	2007	Note	2008	Note	2007	Note
Operating revenues	Unbilled revenue adjustments	$61		$(25)		$69		$(4)
	Reclassification of expenses previously netted with revenue	3		4		5		5
		64	I08-1	(21)	I07-1	74	I08-5	1	I07-5
Operating expenses	Fuel cost adjustment	(1)		3		(15)		9
	Loss on asset impairment	–		–		–		(5)
	Change in period for depreciation expense	–		(13)		–		(8)
	Additional legal expense	–		–		(3)		–
	Intercompany charges reclassification	–		2		–		2
	Financing cost interest reclassification	(12)		(12)		(24)		(24)
	Reclassification of expenses previously netted with revenue	4		4		7		7
		(9)	I08-2	(16)	I07-2	(35)	I08-6	(19)	I07-6

Operating income		73		(5)		109		20

Other income/expense	Additional legal reserve	–		–		–		4
	Intercompany charges reclassification	–		2		–		2
	Reclassification of other income previously reported as revenue	1		–		2		2
		1	I08-3	2	I07-3	2	I08-7	8	I07-7

Interest expense	Financing cost interest reclassification	12	I08-4	12	I07-4	24	I08-8	24	I07-8

Net income		$62		$(15)		$87		$4

Balance Sheet
Summary of Restatements
March 31, 2008

	Description of Adjustment	Amount	Note
Current assets
Accounts receivable	Unbilled revenue adjustments	$(59)
	Fuel cost adjustments	(39)
		(98)	B08-1
Property, Plant, and Equipment
Nuclear fuel and capital leases	Revaluation of leased asset for purchase	14	B08-2
Regulatory and other long-term assets
	Fuel cost adjustments	6
Regulatory assets	Revaluation of leased asset for purchase	1
		7	B08-3
Total restatement of assets		$(77)
Current liabilities
Accrued liabilities	Fuel cost adjustments	(3)	B08-4
Other liabilities
Other liabilities	Revaluation of leased asset obligation for purchase	15	B08-5
Proprietary capital
Retained earnings	Unbilled revenue adjustments	61
Retained earnings	Fuel cost adjustments	1
Retained earnings	Beginning retained earnings adjustment	(151)
		(89)	B08-6
Total restatement of liabilities and proprietary capital		$(77)

           Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income

The following table summarizes the statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended March 31, 2008, and 2007.

Statements of Income
For the Three Months Ended

	March 31, 2008				March 31, 2007
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,011	$61		$2,072	$1,922	$(25)		$1,897
Industries directly served	382	–		382	301	–		301
Federal agencies and other	33	–		33	26	–		26
Other revenue	28	3		31	31	4		35
Operating revenues	2,454	64	I08-1	2,518	2,280	(21)	I07-1	2,259

Operating expenses
Fuel and purchased power	971	2		973	824	7		831
Operating and maintenance	570	(11)		559	576	(10)		566
Depreciation, amortization, and accretion	392	–		392	382	(13)		369
Tax equivalents	117	–		117	109	–		109
Loss on asset impairment	–	–		–	–	–		–
Total operating expenses	2,050	(9)	I08-2	2,041	1,891	(16)	I07-2	1,875

Operating income	404	73		477	389	(5)		384

Other (expense) income, net	(3)	1	I08-3	(2)	15	2	I07-3	17

Unrealized gain on derivative contracts, net	–	–		–	16	–		16

Interest expense
Interest on debt and leaseback obligations	328	12		340	339	12		351
Amortization of debt discount, issue, and reacquisition costs, net	5	–		5	5	–		5
Allowance for funds used during construction and nuclear fuel expenditures	(5)	–		(5)	(50)	–		(50)
Net interest expense	328	12	I08-4	340	294	12	I07-4	306

Net income	$73	$62		$135	$126	$(15)		$111

The following table summarizes the statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the six months ended March 31, 2008, and 2007.

Statements of Income
For the Six Months Ended

	March 31, 2008				March 31, 2007
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$3,916	$69		$3,985	$3,664	$(4)		$3,660
Industries directly served	774	–		774	603	–		603
Federal agencies and other	58	–		58	51	–		51
Other revenue	56	5		61	66	5		71
Operating revenues	4,804	74	I08-5	4,878	4,384	1	I07-5	4,385

Operating expenses
Fuel and purchased power	1,906	(11)		1,895	1,563	17		1,580
Operating and maintenance	1,162	(23)		1,139	1,139	(23)		1,116
Depreciation, amortization, and accretion	782	–		782	738	(8)		730
Tax equivalents	238	(1)		237	217	–		217
Loss on asset impairment	–	–		–	22	(5)		17
Total operating expenses	4,088	(35)	I08-6	4,053	3,679	(19)	I07-6	3,660

Operating income	716	109		825	705	20		725

Other (expense) income, net	(1)	2	I08-7	1	27	8	I07-7	35

Unrealized gain/(loss) on derivative contracts, net	–	–		–	31	–		31

Interest expense
Interest on debt and leaseback obligations	657	24		681	675	24		699
Amortization of debt discount, issue, and reacquisition costs, net	10	–		10	10	–		10
Allowance for funds used during construction and nuclear fuel expenditures	(8)	–		(8)	(99)	–		(99)
Net interest expense	659	24	I08-8	683	586	24	I07-8	610

Net income	$56	$87		$143	$177	$4		$181

Balance Sheet

The following table sets forth the balance sheet giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of March 31, 2008.

Balance Sheet

	March 31, 2008
	As Previously Reported	Increase (Decrease)	Note	As Restated
Current assets
Cash and cash equivalents	$760	$–		$760
Restricted cash and investments	90	–		90
Accounts receivable, net	1,293	(98)		1,195
Inventories and other	771	–		771
Total current assets	2,914	(98)	B08-1	2,816

Property, plant, and equipment
Completed plant	39,152	–		39,152
Less accumulated depreciation	(16,441)	–		(16,441)
Net completed plant	22,711	–		22,711
Construction in progress	1,513	–		1,513
Nuclear fuel and capital leases	722	14		736
Total property, plant, and equipment, net	24,946	14	B08-2	24,960

Investment funds	1,054	–		1,054

Regulatory and other long-term assets
Deferred nuclear generating units	2,934	–		2,934
Other regulatory assets	2,108	7		2,115
Subtotal	5,042	7		5,049
Other long-term assets	817	–		817
Total regulatory and other long-term assets	5,859	7	B08-3	5,866

Total assets	$34,773	$(77)		$34,696

Current liabilities
Accounts payable and accrued liabilities	$902	$(3)		$899
Collateral funds held	115	–		115
Accrued interest	427	–		427
Current portion of leaseback obligations	41	–		41
Current portion of energy prepayment obligations	106	–		106
Short-term debt, net	568	–		568
Current maturities of long-term debt	2,631	–		2,631
Total current liabilities	4,790	(3)	B08-4	4,787

Other liabilities
Other liabilities	2,241	15		2,256
Regulatory liabilities	648	–		648
Asset retirement obligations	2,249	–		2,249
Leaseback obligations	1,000	–		1,000
Energy prepayment obligations	980	–		980
Total other liabilities	7,118	15	B08-5	7,133

Long-term debt, net	19,897	–		19,897

Total liabilities	31,805	12		31,817

Commitments and contingencies

Proprietary capital
Appropriation investment	4,733	–		4,733
Retained earnings	1,989	(89)		1,900
Accumulated other comprehensive (loss) income	(67)	–		(67)
Accumulated net expense of stewardship programs	(3,687)	–		(3,687)
Total proprietary capital	2,968	(89)	B08-6	2,879

Total liabilities and proprietary capital	$34,773	$(77)		$34,696

Statements of Cash Flows

The following table summarizes the statements of cash flows for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the six months ended March 31, 2008, and 2007.

Statements of Cash Flows
For the Six Months Ended March 31

	2008			2007
	As Previously Reported	Increase (Decrease)	As Restated	As Previously Reported	Increase (Decrease)	As Restated
Cash flows from operating activities
Net income	$56	$87	$143	$177	$4	$181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	792	–	792	748	(8)	740
Nuclear refueling outage amortization	50	–	50	39	–	39
Loss on asset impairment	–	–	–	22	(4)	18
Amortization of nuclear fuel	88	–	88	59	–	59
Non-cash retirement benefit expense	71	–	71	101	–	101
Net unrealized gain on derivative contracts	–	–	–	(31)	–	(31)
Prepayment credits applied to revenue	(53)	–	(53)	(53)	–	(53)
Fuel cost adjustment deferral	(2)	(13)	(15)	(36)	9	(27)
Other, net	23	(3)	20	(5)	(4)	(9)
Changes in current assets and liabilities
Accounts receivable, net	347	(69)	278	210	3	213
Inventories and other	(55)	–	(55)	(110)	–	(110)
Accounts payable and accrued liabilities	(329)	76	(253)	(97)	108	11
Accrued interest	21	–	21	9	–	9
Pension contributions	(37)	–	(37)	(37)	–	(37)
Refueling outage costs	(85)	–	(85)	(77)	–	(77)
Other, net	(6)	–	(6)	26	–	26
Net cash provided by operating activities	881	78	959	945	108	1,053

Cash flows from investing activities
Construction expenditures	(656)	(30)	(686)	(712)	(99)	(811)
Combustion turbine asset acquisitions	–	–	–	(98)	–	(98)
Nuclear fuel expenditures	(147)	(48)	(195)	(83)	(9)	(92)
Change in restricted cash and investments	43	–	43	4	–	4
Proceeds of investments, net	2	–	2	2	–	2
Loans and other receivables
Advances	(4)	–	(4)	(4)	–	(4)
Repayments	6	–	6	8	–	8
Proceeds from sale of receivables/loans	–	–	–	2	–	2
Other, net	–	–	–	1	–	1
Net cash used in investing activities	(756)	(78)	(834)	(880)	(108)	(988)

Cash flows from financing activities
Long-term debt
Issues	1,602	–	1,602	28	–	28
Redemptions and repurchases	(214)	–	(214)	(464)	–	(464)
Short-term debt, net	(854)	–	(854)	262	–	262
Payments on leaseback financing	(24)	–	(24)	(18)	–	(18)
Payments on equipment financing	(7)	–	(7)	(7)	–	(7)
Financing costs, net	(13)	–	(13)	–	–	–
Payments to U.S. Treasury	(20)	–	(20)	(20)	–	(20)
Net cash provided by (used in) financing activities	470	–	470	(219)	–	(219)

Net change in cash and cash equivalents	595	–	595	(154)	–	(154)
Cash and cash equivalents at beginning of period	165	–	165	536	–	536

Cash and cash equivalents at end of period	$760	$–	$760	$382	$–	$382

Statements of Changes in Proprietary Capital

The following table summarizes the statements of changes in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended March 31, 2008, and 2007.

Statement of Changes in Proprietary Capital
For the Three Months Ended March 31

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)
Balance at December 31, 2006, as previously reported (unaudited)	$4,758	$1,613	$28	$(3,674)	$2,725
Increase (decrease)	–	(197)	–	–	(197)
Balance at December 31, 2006, as restated (unaudited)	4,758	1,416	28	(3,674)	2,528
Net income (loss)	–	128	–	(2)	126	$126
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive (loss)	–	–	(22)	–	(22)	(22)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2007, as previously reported (unaudited)	4,753	1,736	6	(3,676)	2,819	104
Increase (decrease)	–	(212)	–	–	(212)	(15)
Balance at March 31, 2007, as restated (unaudited)	$4,753	$1,524	$6	$(3,676)	$2,607	$89

Balance at December 31, 2007, as previously reported (unaudited)	$4,738	$1,919	$(23)	$(3,685)	$2,949
Increase (decrease)	–	(151)	–	–	(151)
Balance at December 31, 2007, as restated (unaudited)	4,738	1,768	(23)	(3,685)	2,798
Net income (loss)	–	75	–	(2)	73	$73
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive (loss)	–	–	(44)	–	(44)	(44)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at March 31, 2008, as previously reported (unaudited)	4,733	1,989	(67)	(3,687)	2,968	29
Increase (decrease)	–	(89)	–	–	(89)	62
Balance at March 31, 2008, as restated (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$91

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

The following table summarizes the statements of changes in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the six months ended March 31, 2008, and 2007.

Statement of Changes in Proprietary Capital
For the Six Months Ended March 31

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total)	Comprehensive Income (Loss)
Balance at September 30, 2006, as previously reported	$4,763	$1,565	$43	$(3,672)	$2,699
Increase (Decrease)	–	(216)	–	–	(216)
Balance at September 30, 2006, as restated	$4,763	$1,349	$43	$(3,672)	$2,483
Net income (loss)	–	181	–	(4)	177	$177
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive (loss)	–	–	(37)	–	(37)	(37)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2007, as previously reported (unaudited)	4,753	1,736	6	(3,676)	2,819	140
Increase (Decrease)	–	(212)	–	–	(212)	4
Balance at March 31, 2007, as restated (unaudited)	$4,753	$1,524	$6	$(3,676)	$2,607	$144

Balance at September 30, 2007, as previously reported	$4,743	$1,939	$(19)	$(3,683)	$2,980
Increase (Decrease)	–	(176)	–	–	(176)
Balance at September 30, 2007, as restated	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss)	–	60	–	(4)	56	$56
Return on Power Facility Appropriation Investment	–	(10)	–	–	(10)	–
Accumulated other comprehensive (loss)	–	–	(48)	–	(48)	(48)
Return of Power Facility Appropriation Investment	(10)	–	–	–	(10)	–

Balance at March 31, 2008, as previously reported (unaudited)	4,733	1,989	(67)	(3,687)	2,968	8
Increase (Decrease)	–	(89)	–	–	(89)	87
Balance at March 31, 2008, as restated (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$95

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

Accounts Receivable

The following table summarizes the types and amounts of receivables for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of March 31, 2008.

Accounts Receivable

	March 31, 2008
	As Previously Reported	Increase (Decrease)	As Restated
Power receivables billed	$246	$–	$246
Power receivables unbilled	840	(59)	781
Fuel cost adjustment unbilled	184	(39)	145
Total power receivables	1,270	(98)	1,172
Other receivables	25	–	25
Allowance for uncollectible accounts	(2)	–	(2)
Net accounts receivable	$1,293	$(98)	$1,195

Regulatory Assets

The following table summarizes the types and amounts of regulatory assets for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts as of March 31, 2008.

Regulatory Assets

	March 31, 2008
	As Previously Reported	Increase (Decrease)	As Restated

Unfunded benefit costs	$929	$–	$929
Nuclear decommissioning costs	577	–	577
Debt reacquisition costs	200	–	200
Deferred losses relating to TVA’s financial trading program	–	–	–
Deferred outage costs	131	–	131
Deferred capital lease asset costs	57	1	58
Unrealized losses on certain swaps and swaptions	199	–	199
Fuel cost adjustment: long-term	15	6	21
Subtotal	2,108	7	2,115
Deferred nuclear generating units	2,934	–	2,934
Subtotal	5,042	7	5,049
Fuel Cost Adjustment Receivable: short-term	184	(39)	145
Total	$5,226	$(32)	$5,194

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

5.  Asset Acquisition

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the Office of Power Complex (the portion of TVA’s Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  Accordingly, the regulatory liability for capital lease liabilities and the property, plant and equipment account for capital leases were adjusted in accordance with FASB Interpretation  No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease — an interpretation of FASB Statement No. 13.”

6.  Risk Management Activities and Derivative Transactions

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

Derivative Positions Outstanding At March 31

		2008			2007
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)

Natural gas futures	2,207	10,000	22,070,000	409	10,000	4,090,000

Natural gas swaps
Bilateral swaps (daily)	214	2,500	535,000	–	–	–
Bilateral swaps (daily)	305	5,000	1,525,000	–	–	–
Bilateral swaps (daily)	38	10,000	380,000	–	–	–
Bilateral swaps (daily)	30	30,000	900,000	–	–	–
Bilateral swaps (monthly)	7	100,000	700,000	–	–	–
Subtotal	594		4,040,000	–		–

Natural gas options
Bilateral options	95	10,000	950,000	–	–	–
Exchange traded options	610	10,000	6,100,000	–	–	–
Subtotal	705		7,050,000	–		–

Total	3,506		33,160,000	409		4,090,000

Financial Trading Program Activity For the Six Months Ended March 31

	2008		2007
	Notional Amount	Contract	Notional Amount	Contract
	(in mmBtu)	Value	(in mmBtu)	Value
Natural gas futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	22,620,000	188	6,580,000	49
Settled	(16,780,000)	(135)	(6,780,000)	(49)
Realized (losses)	–	(5)	–	(4)
Net positions-long	22,070,000	179	4,090,000	31

Natural gas swaps contracts
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	7,580,000	65	387,500	3
Floating portion - realized	(5,510,000)	(39)	(2,210,000)	(12)
Realized gains/(losses)	–	1	–	(2)
Net positions-long	4,040,000	39	–	–

Natural gas options contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	3,300,000	2	–	–
Puts sold	1,150,000	(1)	–	–
Positions closed or expired	(3,000,000)	(1)	–	–
Net positions-long	7,050,000	1	–	–

Holding (losses)/gains
Unrealized (loss) at beginning of period, net	–	(8)	–	(6)
Unrealized gains for the period	–	58	–	8
Unrealized gains at end of period, net	–	50	–	2

Financial positions at end of period, net	33,160,000	$269	4,090,000	$33

7.  Benefit Plans

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

8. Workers’ Compensation

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

9. Asset Impairment

During the first quarter of 2007, TVA recognized a total of $17 million in asset impairment losses related to its Property, plant, and equipment. The $17 million Loss on asset impairment was related to a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”).  No asset impairment has been noted through the second quarter of 2008.

10. Legal Proceedings

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

11. Subsequent Events

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

Business Overview

Financial Outlook

Net income for the six months ended March 31, 2008, was $143 million compared to net income of $181 million for the same period of 2007.  This change in net income was primarily due to changes in accounting for capitalized interest on construction projects which resulted in higher net interest expense of $91 million.  See Note 1 — Allowance for Funds Used During Construction.  This increase was partially offset by a decrease in interest on debt of $18 million, resulting from debt redemption, debt issuance, and other activities which collectively had the effect of reducing expense.  Additionally, TVA changed its policy for accounting for gains and losses on certain derivative instruments used in call monetization transactions which increased income by $31 million in the first six months of 2007.  The effects of the accounting policy changes were partially offset by an increase in operating income of $100 million from $725 million for the six months ended March 31, 2007, to $825 million for the six months ended March 31, 2008.  Operating income (operating revenues less operating expenses) is a measurement of the money generated from a company’s own operations and is a measure of earning power from ongoing operations.  See Results of Operations.

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

           TVA still faces challenges related to fuel, purchased power, hydroelectric generation, and capacity during the remainder of the year. Long-term demand projections indicate upward pressure on capacity and the need for additional capacity to be built or purchased over TVA's planning horizon. On February 15, 2008, TVA’s board of directors (“TVA Board”) approved a seven percent increase in firm wholesale electric rates effective April 1, 2008, to help fund new power generation and energy efficiency initiatives needed to meet the growing power demand of the Tennessee Valley as well as other capital projects.  Based upon the calculation methods used as of March 31, 2008, it was anticipated that the rate increase would generate an additional $300 million of revenue during 2008.

Fuel Cost Adjustment

As of March 31, 2008, TVA had recognized a regulatory asset of $21 million and a current receivable of $145 million representing deferred fuel and purchased power costs to be recovered through the fuel cost adjustments (“FCA”) in future periods.  Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and FCA-eligible expenses that are actually incurred over the course of the quarter.  This difference is added to or deducted from certain accounts on TVA’s balance sheet. The higher or lower costs added to or deducted from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses.  The FCA amount implemented April 1, 2008, is 0.550 cents per kilowatt-hour.  Based upon the calculation methods used as of March 31, 2008, it was expected to produce an estimated $201 million in revenue during the third quarter of 2008.  See Note 1 — Accounts Receivable and Cost-Based Regulation.

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

Customers

On January 1, 2008, Bristol Virginia Utilities (“BVU”) became the 159th municipal supplier or electric cooperative to connect with TVA’s power grid.  The new contract has a minimum 15-year term, and a five-year termination notice may not be given until January 2018.  The rates under this contract are intended to recover the cost of reintegrating BVU into TVA’s power-supply plan and serving its customer load.  BVU is a 16,000-customer distributor that was previously served by TVA from 1945 to 1997, and sales to BVU accounted for approximately 0.4 percent of TVA’s annual operating revenues in 1997.  Sales to BVU were approximately 0.5 percent of TVA’s total sales for the three months ended March 31, 2008.

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

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the Office of Power Complex (the portion of TVA's Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  See Note 5 — Asset Acquisitions.

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

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the six months ended March 31, 2008, and 2007, follows:

Summary Cash Flows For the Six Months Ended March 31
	2008	2007
Cash provided by (used in)	As Restated	As Restated
Operating activities	$959	$1,053
Investing activities	(834)	(988)
Financing activities	470	(219)
Net increase (decrease) in cash and cash equivalents	$595	$(154)

Issuance of Debt.  TVA issued $41 million of electronotes® during first quarter of 2008 and $61 million during the second quarter of 2008.  TVA issued $1.0 billion of power bonds with an interest rate of 4.50 percent and $500 million of power bonds with an interest rate of 4.88 percent.  Electronotes® of $197 million were retired or redeemed during the first two quarters of 2008.  For more information about TVA's debt activities, see Notes 4 and 11.

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

Call Option Monetization.  In May 2005, TVA entered into certain call monetization transactions to hedge the value of call options contained in two of its bond issues (see Note 10, Risk Management Activities and Derivative Transactions in Part II of the Annual Report).  In February 2008, the counterparty to the swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008.  Under the swaps, TVA will be required to make fixed rate payments to the counterparty at 6.125 percent and the counterparty will be required to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments were based on a combined notional amount of $41.7 million and began on April 15, 2008.

Comparative Cash Flow Analysis

2008 Compared to 2007

Net cash provided by operating activities decreased $94 million from $1,053 million to $959 million for the six months ended March 31, 2007, and 2008, respectively. This decrease was primarily due to:

•	An increase in cash paid for fuel and purchased power of $279 million due to higher volume and increased market prices for purchased power;

•	An increase in cash paid for interest of $77 million;

•	An increase in cash outlays for routine and recurring operating costs of $28 million;

•	An increase in tax equivalent payments of $21 million;

•
A decrease in cash provided by changes in working capital of $58 million resulting primarily from a $262 million greater reduction in accounts payable and accrued liabilities, partially offset by a $137 million greater decrease in accounts receivable, a $55 million smaller increase in inventories and other, and a $12 million larger increase in interest payable;

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

Cash used in investing activities decreased $154 million from the first six months of 2007 to the first six months of 2008.  The decrease is primarily due to:

•	The inclusion in the first six months of 2007 of a $98 million use of funds to acquire two combustion turbine facilities;

•	A $39 million larger reduction in the amount of restricted cash and investments held by TVA during the first six months of 2008 as compared to the same period of 2007; and

•	A decrease in expenditures for capital projects of $125 million.

These items were partially offset by a $103 million increase in expenditures for the enrichment and fabrication of nuclear fuel related to a buildup of fuel for strategic inventory, a buildup of fuel for identified upcoming Browns Ferry Unit 3 and Watts Bar Unit 1 outages, and blended low enriched uranium fuel and uranium purchases that are not related to a specific outage.

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

Results of Operations

Financial Results

The following table compares operating results and selected statistics for the three and six months ended March 31, 2008, and 2007:

Summary Statements of Income

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
	As Restated	As Restated	As Restated	As Restated
Operating revenues	$2,518	$2,259	$4,878	$4,385
Operating expenses	(2,041)	(1,875)	(4,053)	(3,660)
Operating income	477	384	825	725
Other (expense) income, net	(2)	17	1	35
Unrealized gain on derivative contracts, net	–	16	–	31
Interest expense, net	(340)	(306)	(683)	(610)
Net income	$135	$111	$143	$181

Sales (millions of kWh)	45,823	43,028	88,558	83,946

Heating degree days (normal 1,858 and 3,169, respectively)	1,828	1,632	2,886	2,859
Cooling degree days (normal 10 and 74, respectively)	11	63	161	126
Combined degree days (normal 1,868 and 3,243, respectively)	1,839	1,695	3,047	2,985

Net income for the second quarter of 2008 was $135 million compared to net income of $111 million for the same period in 2007.  The $24 million increase in net income was primarily attributable to a $259 million increase in operating revenues.

The increase in operating revenues was partially offset by the following:

•	A $166 million increase in operating expenses;

•	A $34 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to allowance for funds used during construction (“AFUDC”);

•	A $19 million change in net other (expense) income; and

•
A $16 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions.

Net income through the first two quarters of 2008 was $143 million compared to net income of $181 million for the same period in 2007.  The $38 million decrease in net income was primarily attributable to:

•	A $393 million increase in operating expenses;

•	A $73 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to AFUDC;

•
A $31 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions; and

•	A $34 million change in net other (expense) income.

These items were partially offset by a $493 million increase in operating revenues.

Operating Revenues.  Below is a detailed table of operating revenues for the three and six months ended March 31, 2008, and 2007.

Operating Revenues

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
	As Restated	As Restated		As Restated	As Restated
Sales of Electricity
Municipalities and cooperatives	$2,072	$1,897	9.2%	$3,985	$3,660	8.9%
Industries directly served	382	301	26.9%	774	603	28.4%
Federal agencies and other	33	26	26.9%	58	51	13.7%
Other revenue	31	35	(11.4%)	61	71	(14.1%)

Total operating revenues	$2,518	$2,259	11.5%	$4,878	$4,385	11.2%

Significant items contributing to the $259 million increase in operating revenues for the second quarter of 2008 as compared to the same period in 2007 included:

•
A $175 million increase in revenue from Municipalities and cooperatives primarily due to the FCA, which provided $91 million in additional revenue.  Increased sales and an increase in average rates of less than one percent yielded $67 million and $17 million, respectively, in additional revenue;

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

•	A $7 million increase in revenue from Federal agencies and other.

○	This increase reflected a $4 million increase in revenue from off-system sales and a $3 million increase in revenue from federal agencies directly served.

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

These items were partially offset by a $4 million decrease in Other revenue mainly attributable to decreased transmission revenues from wheeling activity.

Significant items contributing to the $493 million increase in operating revenues for the first two quarters of 2008 as compared to the same period in 2007 included:

•
A $325 million increase in revenue from Municipalities and cooperatives largely reflecting the FCA, which yielded $222 million in additional revenue.  Increased sales yielded $76 million in additional revenue and average rates increased slightly providing $27 million in additional revenue;

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

A detailed table of sales of electricity for the three and six months ended March 31, 2008, and 2007, is below.

Sales of Electricity
(Millions of kWh)

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
	As Restated	As Restated		As Restated	As Restated
Sales of electricity
Municipalities and cooperatives	35,582	34,370	3.5%	68,058	66,680	2.1%
Industries directly served	9,660	8,175	18.2%	19,478	16,283	19.6%
Federal agencies and other	581	483	20.3%	1,022	983	4.0%

Total sales of electricity	45,823	43,028	6.5%	88,558	83,946	5.5%

Significant items contributing to the 2,795 million kilowatt-hour increase in sales of electricity for the second quarter of 2008 as compared to the same period in 2007 included:

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

•
A 1,212 million kilowatt-hour increase in sales to Municipalities and cooperatives.  Sales to municipalities and cooperatives react more to weather than other categories of sales, because residential demand is more weather sensitive.  For the second quarter of 2008, there was an increase in combined degree days of 144 days, or 8.5 percent.

•	A 98 million kilowatt-hour increase in sales to Federal agencies and other.

○	This increase was due to a 58 million kilowatt-hour increase in off-system sales and a 40 million kilowatt-hour increase in sales to federal agencies directly served.

–	The increase in sales to off-system sales was due mainly to an increase in surplus generation available for sale on the market.

–
The increase in sales to federal agencies directly served was attributable largely to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

Significant items contributing to the 4,612 million kilowatt-hour increase in sales of electricity for the first two quarters of 2008 as compared to the same period in 2007 included:

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

•
A 1,378 million kilowatt-hour increase in sales to Municipalities and cooperatives due to increased sales to residential, commercial, and industrial customers.  The increase in sales was partially attributable to an increase in combined degree days of 62 days or 2.1 percent and the addition of Bristol Virginia Utilities (“BVU”) as a distributor customer beginning January 1, 2008.

•	A 39 million kilowatt-hour increase in sales to Federal agencies and other.

○
This increase was due to a 67 million kilowatt-hour increase in sales to federal agencies directly served attributable largely to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

○	This item was partially offset by a 28 million kilowatt-hour decrease in off-system sales primarily reflecting decreased generation available for sale.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2008, and 2007, consisted of the following:

Operating Expenses

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
	As Restated	As Restated		As Restated	As Restated
Fuel and purchased power	$973	$831	17.1%	$1,895	$1,580	19.9%
Operating and maintenance	559	566	(1.2%)	1,139	1,116	2.1%
Depreciation, amortization, and accretion	392	369	6.2%	782	730	7.1%
Tax equivalents	117	109	7.3%	237	217	9.2%
Loss on asset impairment	–	–	0.0%	–	17	(100.0%)
Total operating expenses	$2,041	$1,875	8.9%	$4,053	$3,660	10.7%

Significant drivers contributing to the $166 million increase in total operating expenses for the second quarter of 2008 as compared to the same period in 2007 included:

•	A $142 million increase in Fuel and purchased power expense.

o	This increase was due to an $74 million increase in purchased power expense and a $68 million increase in fuel expense.

–	The increase in purchased power expense was due to:

•	An increase in the average purchase price of 13.9 percent, which resulted in $47 million in additional expense; and

•	An increase in the volume of purchased power of 13.0 percent, which resulted in $39 million in additional expense.

–	These increases were partially offset by an increase in the FCA net deferral and amortization for purchased power expense of $12 million.

–	The increase in fuel expense was attributable to:

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 9.9 percent, which resulted in $57 million in additional expense; and

•	An increase in the net commercial generation of 5.6 percent, which resulted in $30 million in additional expense.

–	These increases were partially offset by an increase in the FCA net deferral and amortization for fuel expense $19 million.

•	A $23 million increase in Depreciation, amortization, and accretion expense.

o	This increase was a result of a $23 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

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

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, and Tax equivalent payments in the second quarter of 2008 were partially offset by:

•	A $7 million decrease in Operating and maintenance expense.

o	This decrease was largely a result of:

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

–
Decreased benefit expense of $5 million largely reflecting decreased pension-related retirement costs of $3 million and decreased costs of $3 million related to Federal Insurance Contributions Act (“FICA”).  These decreases were partially offset by increased health care costs of $1 million during the second quarter of 2008.

o	These items were partially offset by:

–	Increased workers’ compensation expense of $23 million mainly as a result of a lower discount rate used during the second quarter of 2008 (see Note 8); and

–	Increased outage and routine operating and maintenance costs at nuclear plants of $8 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the second quarter of 2007;

•	Timing of contractor work and materials purchased; and

•	Timing of mid-cycle and forced outages.

Significant drivers contributing to the $393 million increase in total operating expenses for the first two quarters of 2008 as compared to the same period in 2007 included:

•	A $315 million increase in Fuel and purchased power expense.

o	This increase was due to a $218 million increase in purchased power expense and a $97 million increase in fuel expense.

–	The increase in purchased power expense was due to:

•	An increase in the volume of purchased power of 24.7 percent, which resulted in $121 million in additional expense; and

•	An increase in the average purchase price of 15.9 percent, which resulted in $97 million in additional expense.

–	The increase in fuel expense was attributable to:

•	An increase in the net commercial generation of 6.6 percent, which resulted in $73 million in additional expense;

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 1.3 percent, which resulted in $15 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for fuel expense of $10 million.

•	A $52 million increase in Depreciation, amortization, and accretion expense.

o	This increase was a result of a $52 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

•	A $23 million increase in Operating and maintenance expense.

o	This increase was largely a result of:

–	Increased routine operating and maintenance costs at nuclear plants of $27 million primarily attributable to:

•	The operation of an additional nuclear unit not operated in the first two quarters of 2007;

•	Timing of contractor work and materials purchased; and

•	Timing of mid-cycle and forced outages;

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $24 million largely due to:

•	An increase in outage days of 48 days as a result of a change in the nature and scope of the outages during the first two quarters of 2008;

•	Significant repair work on Unit 3 at Paradise Fossil Plant not present in the first quarter of 2007; and

•
The operation of two additional combustion turbine units not operated during the first quarter of 2007 and the operation of one additional combustion turbine unit not operated during the second quarter of 2007; and

–	Increased workers’ compensation expense of $23 million mainly as a result of a lower discount rate used during the second quarter of 2008.

o	These items were partially offset by:

–	Decreased pension costs of $30 million mainly as a result of a 0.35 percent higher discount rate used during the first two quarters of 2008;

–
Decreased project costs of $10 million related to power systems operations and nuclear generation development and construction projects due to timing and a change in the nature and scope of the projects during the first two quarters of 2008; and

–
Decreased benefit expense of $8 million largely reflecting decreased pension related retirement costs of $5 million and decreased costs of $3 million related to FICA during the first two quarters of 2008.

•
A $20 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Operating and maintenance expense, and Tax equivalent payments in the first two quarters of 2008 were partially offset by a $17 million decrease in Loss on asset impairment.  During the first two quarters of 2007, a $17 million Loss on asset impairment was recorded as a result of a $17 million write-down of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”).  There was no Loss on asset impairment during the first two quarters of 2008.  See Note 9.

Other (Expense) Income, Net.  The $19 million change in Other (expense) income, net for the second quarter of 2008 as compared to the same period in 2007 was largely due to unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA and decreased interest income from short-term investments.

The $34 million change in Other (expense) income, net for the first two quarters of 2008 as compared to the same period in 2007 was primarily attributable to unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA and decreased interest income from short-term investments.  These items were partially offset by a payment received by TVA in connection with a False Claims Act suit during the first quarter of 2008.

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

Interest Expense.  Interest expense, outstanding debt, and interest rates for the three and six months ended March 31, 2008, and 2007, consisted of the following:

Interest Expense

	Three Months Ended March 31			Six Months Ended March 31
	2008	2007	Percent Change	2008	2007	Percent Change
	As Restated	As Restated		As Restated	As Restated
Interest on debt and leaseback obligations	$340	$351	(3.1%)	$681	$699	(2.6%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	10	10	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(5)	(50)	90.0%	(8)	(99)	91.9%
Net interest expense	$340	$306	11.1%	$683	$610	12.0%

	(percent)			(percent)
	2008	2007	Percent Change	2008	2007	Percent Change
Interest rates (average)
Long-term	5.87	5.98	(1.8%)	5.82	6.02	(3.3%)
Discount notes	3.64	5.16	(29.5%)	4.19	5.20	(19.4%)
Blended	5.77	5.89	(2.0%)	5.74	5.93	(3.2%)

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

A re-evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of TVA’s disclosure controls and procedures as of March 31, 2008.  Based on that re-evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that, based on the material weakness described below, TVA’s disclosure controls and procedures were not effective as of March 31, 2008, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion is different than the conclusion disclosed in the original filing of TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

TVA has used a new process for estimating unbilled revenue for the periods presented in this Form 10-Q/A.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end. Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10 in this Quarterly Report for a discussion of legal proceedings affecting TVA.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008 (marked to reflect the April 3, 2008 amendments) *
10.1
Assumption Agreement between TVA and Incapital LLC dated as of February 29, 2008, relating to the electronotes® Selling Agent Agreement dated as of June 1, 2006, among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC. *

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
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008 (marked to reflect the April 3, 2008 amendments) *
10.1
Assumption Agreement between TVA and Incapital LLC dated as of February 29, 2008, relating to the electronotes® Selling Agent Agreement dated as of June 1, 2006, among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC. *

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

* Previously filed