Form 10-Q
period 2008-06-30
Tennessee Valley Authority
filed 2008-12-15
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

Explanatory Note

In this Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2008 (“Quarterly Report”), the Tennessee Valley Authority (“TVA”) is restating the financial statements as of and for the quarter ended June 30, 2007, primarily to restate revenue associated with an accounting error in the financial statements included in the Quarterly Report for the quarterly period ended June 30, 2007 (the “Original 10-Q”).  The error was discovered during TVA’s review of its unbilled revenue estimation process.

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

TVA has used a new process for estimating unbilled revenue for the three and nine months ended June 30, 2007 in this Form 10-Q.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three month and nine month periods ended June 30, 2007, by $26 million and $22 million, respectively.

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

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  The FCA deferred balance at September 30, 2007, was restated within the filing of the Amendment No. 2 to TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Annual Report”).

The unbilled revenue error also affected the application of distributor prepayments.  The balance in the distributors’ unbilled accounts receivable is offset by the advance collections of those distributors who make prepayments for their power.  As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted.  The adjustment related to distributor prepayments at September 30, 2007, was restated within the filing of the Annual Report.

In light of the need for this restatement, TVA has identified a material weakness in its internal control over financial reporting related to its unbilled revenue calculation.  To rectify the material weakness, TVA used the new method of calculating the unbilled revenue estimate described above for all periods presented in this Quarterly Report.  As remediation of the control occurred prior to the filing of this Quarterly Report, remediation is considered effective as of June 30, 2008.  See Part 1, Item 4, Controls and Procedures, for additional information regarding controls and procedures related to this material weakness.

TVA has also included in the appropriate periods in its restated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified.  These adjustments are described in more detail in Note 2.

The effects of these restatements and miscellaneous adjustments on TVA's quarterly financial statements as of and for the quarter, and nine months ended June 30, 2007, are described in Note 2.  The restatements had no impact on TVA’s cash or cash equivalents.

FORWARD-LOOKING INFORMATION	5
GENERAL INFORMATION	6

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	7
Statements of Income (Unaudited)	7
Balance Sheets	8
Statements of Cash Flow (Unaudited)	9
Statements of Changes in Proprietary Capital	10
Notes to Financial Statements (Unaudited)	11
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations	38
Business Overview	38
Liquidity and Capital Resources	45
Results of Operations	48
Off-Balance Sheet Arrangements	56
Critical Accounting Policies and Estimates	57
Changes in Ratemaking	57
New Accounting Standards and Interpretations	56
Corporate Governance	59
Legislative and Regulatory Matters	60
Environmental Matters	61
Legal	64
Management Changes	68
Item 3. Quantitative and Qualitative Disclosures about Market Risk	70
Item 4. Controls and Procedures	70
Disclosure Controls and Procedures	70
Changes in Internal Control over Financial Reporting	71

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	72
Item 1A. Risk Factors	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3. Defaults upon Senior Securities	73
Item 4. Submission of Matters to a Vote of Security Holders	73
Item 5. Other Information	73
Item 6. Exhibits	73

Signatures	74
Exhibit Index	75

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

Examples of forward-looking statements include, but are not limited to
•	Statements regarding strategic objectives;
•	Projections regarding potential rate actions;
•	Forecasts of costs of certain asset retirement obligations;
•	Estimates regarding power and energy forecasts
•	Expectations about the adequacy of TVA’s funding of its pension plans, nuclear decommissioning trust, and asset retirement trust;
•	The anticipated results of TVA’s Extended Power Uprate project at Browns Ferry Nuclear Plant;
•	TVA’s plan to reduce the growth in peak demand by up to 1,400 megawatts by the end of 2012;
•	TVA’s plans to borrow under its credit facility with the U.S. Treasury during 2009;
•	TVA’s plans to continue using short-term debt to meet current obligations;
•	The anticipated cost and timetable for placing Watts Bar Unit 2 in service;

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:
•	New laws, regulations, and administrative orders, especially those related to:
–	TVA’s protected service area,
–	The sole authority of the TVA board of directors to set power rates,
–	Various environmental matters including laws, regulations, and administrative orders restricting emissions and preferring certain fuels or generation sources over others,
–	The licensing, operation, and decommissioning of nuclear generating facilities;
–	TVA’s management of the Tennessee River system,
–	TVA’s credit rating, and
–	TVA’s debt ceiling;
•	Loss of customers;
•	Performance of TVA’s generation and transmission assets;
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Inability to obtain regulatory approval for the construction of generation assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings, including awards of damages and amounts paid in settlements;
•	Weather conditions, including drought;
•	Failure of TVA’s transmission facilities or the transmission facilities of other utilities;
•	Events at any nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, construction materials, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, and its customers;
•	Rising pension costs and health care expenses;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Unplanned contributions to TVA’s pension or other postretirement benefit plans or to TVA’s nuclear decommissioning trust;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in TVA’s plans for allocating its financial resources among projects;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred;
•	Volatility in financial markets;
•	Changes in the market for TVA securities;
•	Unforeseeable events; and

Additionally, other risks that may cause actual results to differ materially from the predicted results are set forth in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Part II, Item 1A, Risk Factors in this Quarterly Report, and in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2007 (“Annual Report”), and in other filings TVA makes from time to time with the Securities and Exchange Commission (“SEC”).  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY

STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three months ended		Nine months ended
	June 30		June 30
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,125	$1,889	$6,110	$5,549
Industries directly served	361	304	1,135	907
Federal agencies and other	31	29	89	80
Other revenue	35	43	96	114
Operating revenues	2,552	2,265	7,430	6,650
Revenue capitalized during precommercial operations	–	(23)	–	(23)
Net operating revenues	2,552	2,242	7,430	6,627

Operating expenses
Fuel and purchased power	1,013	790	2,908	2,370
Operating and maintenance	575	571	1,714	1,687
Depreciation, amortization, and accretion	394	366	1,176	1,096
Tax equivalents	122	109	359	326
Loss on asset impairment	7	1	7	18
Total operating expenses	2,111	1,837	6,164	5,497

Operating income	441	405	1,266	1,130

Other income, net (Note 1)	7	16	8	51

Unrealized gain on derivative contracts, net (Note 1)	–	98	–	129

Interest expense
Interest on debt and leaseback obligations	347	346	1,028	1,045
Amortization of debt discount, issue, and reacquisition costs, net	5	4	15	14
Allowance for funds used during construction and nuclear fuel expenditures	(4)	(45)	(12)	(144)
Net interest expense	348	305	1,031	915

Net income	$100	$214	$243	$395

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

	June 30	September 30
	2008	2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$300	$165
Restricted cash and investments (Note 1)	122	150
Accounts receivable, net (Note 1)	1,383	1,458
Inventories and other, net	844	663
Total current assets	2,649	2,436

Property, plant, and equipment
Completed plant	39,823	38,811
Less accumulated depreciation	(16,708)	(15,937)
Net completed plant	23,115	22,874
Construction in progress	1,725	1,286
Nuclear fuel and capital leases	731	672
Total property, plant, and equipment, net	25,571	24,832

Investment funds	1,045	1,169

Regulatory and other long-term assets (Note 1)
Deferred nuclear generating units	2,836	3,130
Other regulatory assets	2,080	1,790
Subtotal	4,916	4,920
Other long-term assets	1,357	375
Total regulatory and other long-term assets	6,273	5,295

Total assets	$35,538	$33,732

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,143	$1,205
Collateral funds held	148	157
Accrued interest	311	406
Current portion of leaseback obligations	41	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	456	1,422
Current maturities of long-term debt (Note 4)	2,030	90
Total current liabilities	4,235	3,429

Other liabilities
Other liabilities	2,182	2,067
Regulatory liabilities (Note 1)	1,248	83
Asset retirement obligations	2,280	2,189
Leaseback obligations	990	1,029
Energy prepayment obligations (Note 1)	953	1,032
Total other liabilities	7,653	6,400

Long-term debt, net (Note 4)	20,681	21,099

Total liabilities	32,569	30,928

Commitments and contingencies

Proprietary capital
Appropriation investment	4,728	4,743
Retained earnings	1,999	1,763
Accumulated other comprehensive loss (Note 3)	(67)	(19)
Accumulated net expense of stewardship programs	(3,691)	(3,683)
Total proprietary capital	2,969	2,804

Total liabilities and proprietary capital	$35,538	$33,732

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended June 30
(in millions)

	2008	2007
		(As Restated)
Cash flows from operating activities
Net income	$243	$395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,191	1,126
Nuclear refueling outage amortization	77	62
Loss on asset impairment	7	18
Amortization of nuclear fuel	136	94
Non-cash retirement benefit expense	106	151
Net unrealized gain on derivative contracts	–	(129)
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	12	(111)
Other, net	67	10
Changes in current assets and liabilities
Accounts receivable, net	96	100
Inventories and other, net	(94)	(162)
Accounts payable and accrued liabilities	(53)	(31)
Accrued interest	(95)	(140)
Pension contributions	(56)	(56)
Refueling outage costs	(145)	(90)
Other, net	(2)	43
Net cash provided by operating activities	1,411	1,201

Cash flows from investing activities
Construction expenditures	(1,552)	(1,151)
Combustion turbine asset acquisitions	–	(100)
Nuclear fuel expenditures	(253)	(109)
Change in restricted cash and investments	10	14
Proceeds from investments, net	3	2
Loans and other receivables
Advances	(6)	(7)
Repayments	9	13
Proceeds from sale of receivables/loans	–	2
Other, net	1	1
Net cash used in investing activities	(1,788)	(1,335)

Cash flows from financing activities
Long-term debt
Issues	2,105	36
Redemptions and repurchases	(539)	(469)
Short-term (redemptions)/borrowings, net	(966)	234
Payments on leaseback financing	(34)	(27)
Payments on equipment financing	(7)	(7)
Payments from other financing	–	(1)
Financing costs, net	(17)	(1)
Payments to U.S. Treasury	(30)	(30)
Net cash provided by (used in) financing activities	512	(265)

Net change in cash and cash equivalents	135	(399)
Cash and cash equivalents at beginning of period	165	536

Cash and cash equivalents at end of period	$300	$137

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY

STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL

For the three months ended June 30, 2008 and 2007
(in millions)

	Appropriation Investment	Retained Earnings of Power Program	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Nonpower Programs	Total	Comprehensive Income (Loss)

Balance at March 31, 2007 (Unaudited) (Restated)	$4,753	$1,524	$6	$(3,676)	$2,607
Net income (loss) (Restated)	–	218	–	(4)	214	$214
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Other comprehensive income (Note 3)	–	–	(25)	–	(25)	(25)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at June 30, 2007 (Unaudited) (Restated)	$4,748	$1,737	$(19)	$(3,680)	$2,786	$189

Balance at March 31, 2008 (Unaudited) (Restated)	$4,733	$1,900	$(67)	$(3,687)	$2,879
Net income (loss)	–	104	–	(4)	100	$100
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Other comprehensive income (Note 3)	–	–	–	–	–	–
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at June 30, 2008 (Unaudited)	$4,728	$1,999	$(67)	$(3,691)	$2,969	$100

For the nine months ended June 30, 2008 and 2007

	Appropriation Investment	Retained Earnings of Power Program	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Nonpower Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2006 (Restated)	$4,763	$1,349	$43	$(3,672)	$2,483
Net income (loss) (Restated)	–	403	–	(8)	395	$395
Return on Power Facility Appropriation Investment	–	(15)	–	–	(15)	–
Accumulated other comprehensive income (Note 3)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(15)	–	–	–	(15)	–

Balance at June 30, 2007 (Unaudited) (Restated)	$4,748	$1,737	$(19)	$(3,680)	$2,786	$333

Balance at September 30, 2007 (Restated)	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss)	–	251	–	(8)	243	$243
Return on Power Facility Appropriation Investment	–	(15)	–	–	(15)	–
Accumulated other comprehensive income (Note 3)	–	–	(48)	–	(48)	(48)
Return of Power Facility Appropriation Investment	(15)	–	–	–	(15)	–

Balance at June 30, 2008 (Unaudited)	$4,728	$1,999	$(67)	$(3,691)	$2,969	$195

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

Substantially all TVA revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of approximately nine million people.  The power program has historically been separate and distinct from the stewardship programs.  The power program is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  Before 2000, most of the funding for TVA’s stewardship programs was provided by congressional appropriations.  These programs are now funded with power revenues except for certain stewardship activities that generate various revenues and user fees.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Accordingly, stewardship assets and properties are included as part of the power program, TVA’s only operating segment.

           Power rates are established by the TVA board of directors (“TVA Board”) as authorized by the TVA Act.  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes (“tax equivalent payments”); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Facility Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Power rates set by the TVA Board are not subject to the prior approval of or subsequent review by any state or federal regulatory body.

Basis of Presentation

TVA prepares its interim financial statements in conformity with generally accepted accounting principles (“GAAP”) accepted in the United States for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2007, and the notes thereto, which are contained in TVA’s 10K/A No.2.

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

Restricted Cash and Investments

As of June 30, 2008, and September 30, 2007, TVA had $122 million and $150 million, respectively, in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement.  This resulted in the funds being reported in Restricted cash and investments.

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables.

Accounts Receivable

	At June 30 2008	At September 30 2007

Power receivables billed	$229	$316
Power receivables unbilled	973	986
Fuel cost adjustment-current	121	132
Total power receivables	1,323	1,434
Other receivables	62	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,383	$1,458

Cost-Based Regulation

Regulatory assets and regulatory liabilities are classified under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), and are included in Accounts receivable, net, Deferred nuclear generating units, Other regulatory assets, and Regulatory liabilities and as an offset to Property, plant, and equipment on the June 30, 2008, and September 30, 2007, Balance Sheets.

TVA’s regulatory assets and liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities

	At June 30 2008	At September 30 2007

Regulatory Assets:
Unfunded benefit costs	$907	$973
Nuclear decommissioning costs	611	419
Debt reacquisition costs	201	210
Deferred losses relating to TVA’s financial trading program	–	8
Deferred outage costs	164	96
Deferred capital lease asset costs	55	66
Unrealized losses on certain swap and swaption contracts	125	–
Fuel cost adjustment: long-term	17	18
Subtotal	2,080	1,790
Deferred nuclear generating units	2,836	3,130
Subtotal	4,916	4,920
Fuel cost adjustment receivable: short-term	121	132

Total	$5,037	$5,052

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$1,080	$16
Capital lease liabilities	52	67
Deferred gains relating to TVA’s financial trading program	116	–
Subtotal	1,248	83
Accrued tax equivalents	24	4
Reserve for future generation	71	74

Total	$1,343	$161

Subsequent to the third quarter of 2008, commodity prices have become variable.  The following table reflects the effect of market conditions on natural gas and fuel oil commodities as shown by the changes in the Deferred gains relating to TVA’s financial trading program and market conditions on coal commodities as shown by the changes in Unrealized gains on coal purchase contracts on TVA’s balance sheets at September 30, 2008 and November 30, 2008:

Market Conditions on Natural Gas and Fuel Oil Commodities

	Regulatory Liabilities*
	June 30 2008	September 30 2008		November 30 2008
Deferred gains (losses) relating to TVA’s financial trading program	$116	$(146	)*	$(218	)*
Unrealized gains on coal purchase contracts	1,080	813		516

*   As of June 30, 2008, Deferred gains (losses) relating to TVA's financial trading program were shown in Regulatory liabilities within the Balance Sheet presentation.  Due to market fluctuations, the valuations as of September 30, 2008, and November 30, 2008, are listed as Deferred (losses) relating to TVA financial trading program, which are shown as Regulatory assets with in the Balance Sheet presentation.

In the first quarter of 2008, TVA began using regulatory accounting treatment to defer the unrealized mark-to-market gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of swaps and swaptions is still recorded on TVA’s balance sheet with realized gains or losses on these contracts recorded in TVA's income statement.  The deferred unrealized loss on the value of swaps and swaptions was $125 million for the first three quarters of 2008 and is included as a Regulatory asset on the June 30, 2008, Balance Sheet.  See Swaps and Swaptions in this Note 1.

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

TVA established a reserve for future generation funded by power customers which is also classified as a regulatory liability.  Because of the nature of the reserve, it is considered as an offset to Property, plant, and equipment on the June 30, 2008, and September 30, 2007, Balance Sheets.

The FCA structure approved by the TVA Board in 2007 included a provision related to the current funding of the future expense TVA will incur for tax equivalent payments.  As TVA records the fuel cost adjustment, the portion of the calculation that relates to a future liability for tax equivalent payments is recorded as a regulatory liability.  The resulting liability of $24 million at June 30, 2008, and $4 million at September 30, 2007, is included in Accounts payable on the respective Balance Sheets.

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity in TVA’s service area.  Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget.  Collections for the three months and nine months ended June 30, 2007, amounted to $19 million and $53 million, respectively.  Total collections for the year ended September 30, 2007, amounted to $76 million.  These amounts were recorded as a regulatory liability on the June 30, 2007, and September 30, 2007, Balance Sheets, respectively, as a component of Completed plant.  Following the purchase of two combustion turbine facilities, these funds were applied as credits to Completed plant and are reflected on the September 30, 2007, Balance Sheet.  The funds collected for future generation are being amortized to revenue in order to match revenue with the corresponding depreciation expense of the facilities on the Statement of Income.  This revenue recognition process began when the facilities were placed into service.  The reserve for future generation was not extended beyond 2007.  The balance of the reserve for future generation was $71 million at June 30, 2008, and $74 million at September 30, 2007.  TVA recognized revenue of $1 million during each of the first, second, and third quarters of 2008 consistent with the manner in which the related assets are being depreciated.

Other Long-Term Assets

Other long-term assets is comprised of the following:

Other Long-Term Assets

	June 30 2008	September 30 2007
Loans receivable, net	$78	$79
Currency swap valuation	199	280
Coal contract valuation	1,080	16

Total	$1,357	$375

TVA enters into coal contracts with volume options to protect against market prices.  The $1,064 million increase in valuation of commodity contracts is related to increases in the price of this commodity.

Energy Prepayment Obligations

Prior to 2005, TVA entered into sales agreements with 36 customers for 54.5 discounted energy units totaling approximately $55 million.  Total credits applied to power billings on a cumulative basis from these arrangements through June 30, 2008, exceeded $30 million.  Of this amount, over $1 million was recognized as revenue for the three months ended June 30, 2008, and 2007, respectively, and over $4 million was recognized as revenue for the nine months ended June 30, 2008, and 2007, respectively.

In November 2003, TVA, Memphis Light, Gas, and Water Division (“MLGW”), and the City of Memphis entered into agreements whereby MLGW prepaid a portion of its power requirements for 15 years.  The amount of the prepayment was $1.5 billion.  The prepayment credits are being applied to reduce MLGW’s monthly power bill on a straight-line basis over the same 15-year period.  Total credits applied to power billings on a cumulative basis through June 30, 2008, exceeded $465 million.  Of this amount, $25 million was recognized as revenue for the three months ended June 30, 2008, and 2007, respectively, and $75 million was recognized as revenue for the nine months ended June 30, 2008, and 2007, respectively.   These amounts were based on the ratio of kilowatt-hours of electricity delivered to the total kilowatt-hours under contract.

At June 30, 2008, and September 30, 2007, obligations for these energy prepayments were $1,059 million and $1,138 million, respectively.  These amounts are included in Energy prepayment obligations and Current portion of energy prepayment obligations on the June 30, 2008, and September 30, 2007, Balance Sheets.

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

During the third quarter of 2008, TVA’s total asset retirement obligation (“ARO”) increased $31 million due to accretion expense.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $8 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and polychlorinated biphenyls (“PCBs”), was expensed during the third quarter of 2008.  During the third quarter of 2007, TVA’s total ARO increased $30 million. The increase was comprised of $7 million in new AROs plus $23 million in ARO expense (accretion of the liability).

During the first nine months of 2008, TVA’s total ARO increased $91 million due to accretion expense, $69 million related to nuclear ARO accretion, and $22 million related to non-nuclear ARO accretion.  For the first nine months of 2007, TVA’s total ARO increased $157 million. The increase was comprised of $90 million in new AROs plus $67 million in ARO expense (accretion of the liability).

Reconciliation of Asset Retirement Obligation Liability
	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007

Balance at beginning of period	$2,249	$2,112	$2,189	$1,985

Changes in nuclear estimates to future cash flows	–	7	–	89
Non-nuclear additional obligations	–	–	–	1
	–	7	–	90
Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	23	16	69	46
Non-nuclear accretion (charged to expense)	8	7	22	21
	31	23	91	67

Balance at end of period	$2,280	$2,142	$2,280	$2,142

Other Income, Net

Other income, net is comprised of the following:

Other Income, Net

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
		As Restated		As Restated
Interest income	$3	$7	$13	$26
External services	5	6	10	14
Unrealized (losses) gains on investments	(2)	2	(25)	4
Claims settlement	–	–	8	–
Miscellaneous	1	1	2	7

Total other income, net	$7	$16	$8	$51

Allowance for Funds Used During Construction

           TVA capitalizes interest as an allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories.  TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in capital projects has been capitalized only for projects with (1) an expected total project cost of $1 billion or more, and (2) an estimated construction period of at least three years in duration. The adoption of this new criteria has greatly reduced the number of qualifying projects, which was approximately 800 at September 30, 2007.  Only one project — Watts Bar Nuclear Plant Unit 2 — met the new AFUDC criteria during the nine months ending June 30, 2008.  The accumulated balance of costs for qualifying projects, which is used to calculate AFUDC, averaged approximately $3 billion for the year ended September 30, 2007.  By contrast, the accumulated balance of costs for qualifying construction projects averaged approximately $51 million for the nine months ended June 30, 2008.

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

The TVA Board approved, beginning in 2008, the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions.  This reflects that the effects of these transactions are included in ratemaking when they actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement.  The deferred unrealized gain on the value of the swaps and swaptions was $74 million for the third quarter of 2008, and the deferred unrealized loss for the first nine months of 2008 was $125 million.  The deferred unrealized loss of $125 million is included as a Regulatory asset on the June 30, 2008, Balance Sheet.

Impact of New Accounting Standards and Interpretations

           Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method.  The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.  TVA adopted this guidance for 2008.  Except for the recording of certain regulatory assets, TVA’s policy is to expense maintenance costs as incurred (direct expensing method).  Therefore, the adoption of this FSP did not have a material impact on TVA’s results of operations or financial position.

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”).   SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.   SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.   SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  Provisions of SFAS No. 157 were to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA will implement SFAS No. 157 in the first quarter of 2009, and will utilize the deferral portion of FSP FAS 157-2 for all nonfinancial assets and liabilities within its scope.  In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and will become effective for TVA at upon its implementation of SFAS No. 157 during the first quarter of 2009.  TVA is evaluating the requirements of SFAS No. 157 and the related FSP’s and has not yet determined the impact of their implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  SFAS No. 159 will become effective for TVA during the first quarter of 2009.  TVA is evaluating the requirements of this statement and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

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

Business Combinations.  In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  The provisions of SFAS No. 141R are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement.
Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The effective date of adoption for TVA is the second quarter of 2009.

Hierarchy of Generally Accepted Accounting Principles.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of SFAS No. 162 is not expected to have a material impact on TVA’s consolidated financial position and results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets. On October 29, 2008, FASB issued FSP No.132 (R)-a, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: 1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; 2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and 3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs.  The final FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting this FSP on its disclosures in the financial statements.

2.  Restatement

The accompanying financial statements as of and for the three and nine months ended June 30, 2007, have been restated.  TVA determined that the method implemented to estimate unbilled revenues in September 2006 had resulted in errors in unbilled revenue presented in TVA’s financial statements for the fiscal years ended September 30, 2006, and 2007, and the quarterly periods ended December 31, 2006, March 31, 2007, June 30, 2007, December 31, 2007, and March 31, 2008.  There was no effect on periods prior to the three months ended September 30, 2006.

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

TVA has used a new process for estimating unbilled revenues for the three and nine months ended June 30, 2008, and June 30, 2007.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, a true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.  Due to the new process, an adjustment was made to increase revenue for the three month and nine month periods ended June 30, 2007, by $26 million and $22 million, respectively.

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

The restatement of unbilled revenue changed TVA’s forecasted revenues, and since forecasted revenues are a major component of the FCA calculation, the change in forecasted revenues required a restatement of the amounts in TVA’s deferred FCA account.  The FCA deferred balance at September 30, 2007, was restated within the filing of the Annual Report.

The unbilled revenue error also affected the application of distributor prepayments.  The balance in the distributors’ unbilled accounts receivable is offset by a reduction in the advance collections of those distributors who make prepayments for their power.  As a result of the change in unbilled revenue, the balances in the unbilled receivable and advance collections accounts were also adjusted.  The adjustment related to distributor prepayments at September 30, 2007, was restated within the filing of the Annual Report.

TVA has evaluated these errors and determined that the impact was an overstatement of net income for the fiscal year ended September 30, 2006, and understatements of net income for the fiscal year ended September 30, 2007, and the three months ended December 31, 2008, and 2007, the six months ended March 31, 2008, and 2007, and the nine months ended June 30, 2007.  The changes to the financial statements for the respective years primarily involves accounts receivable and retained earnings on the balance sheets, and operating revenues and net income on the statements of income.  The errors and restatements have no impact on cash and cash equivalents.

TVA has also included in the appropriate periods in its restated financial statements other miscellaneous adjustments that were previously deemed to be immaterial by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified.  These adjustments are described in more detail below.  References in the “Note” column correspond to lines on the Statements of Income following this table. Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income
Summary of Restatements
For the Three and Nine Months Ended June 30, 2007

		Three Months		Nine Months
Line Item	Description of Adjustment	2007	Note	2007	Note
Operating revenues	Unbilled revenue adjustments	$26		$22
	Revenue capitalized during pre-commercial plant operation	(23)		(23)
	Reclassification of expenses previously netted with revenue	3		8
		6	I07-1	7	I07-5

Operating expenses	Fuel cost adjustment	6		14
	Revenue capitalized during pre-commercial plant operation	(23)		(23)
	Reclassification of operating expenses to asset impairment (O&M)	(1)		(23)
	Reclassification of operating expenses to asset impairment (Asset Impairment)	1		23
	Loss on asset impairment from audit adjustments	–		(5)
	Change in period for depreciation expense	–		(8)
	Intercompany charges reclassification	(14)		(11)
	Financing cost interest reclassification	(12)		(36)
	Reclassification of expenses previously netted with revenue	4		11
		(39)	I07-2	(58)	I07-6

Operating income		45		65

Other income/expense	Additional legal reserve	–		3
	Intercompany charges reclassification	(14)		(11)
	Reclassification of other income previously reported as revenue	1		3
		(13)	I07-3	(5)	I07-7

Interest expense	Financing cost interest reclassification	12	I07-4	36	I07-8

Net income		$20		$24

Accordingly, previously reported amounts are being restated to properly reflect the accounting for these items as follows:

Statements of Income

The following table summarizes the statements of income for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three and nine months ended June 30, 2007.

Statements of Income

	For the Three Months Ended June 30, 2007				For the Nine Months Ended June 30, 2007
	As Previously Reported	Increase (Decrease)	Note	As Restated	As Previously Reported	Increase (Decrease)	Note	As Restated
Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,863	26		$1,889	$5,527	22		$5,549
Industries directly served	304	–		304	907	–		907
Federal agencies and other	29	–		29	80	–		80
Other revenue	40	3		43	106	8		114
Operating revenues	2,236	29		2,265	6,620	30		6,650
Revenue capitalized during pre-commercial plant operations	–	(23)		(23)	–	(23)		(23)
Net operating revenues	2,236	6	I07-1	2,242	6,620	7	I07-5	6,627

Operating expenses
Fuel and purchased power	779	11		790	2,342	28		2,370
Operating and maintenance	621	(50)		571	1,782	(95)		1,687
Depreciation, amortization, and accretion	366	–		366	1,104	(8)		1,096
Tax equivalents	110	(1)		109	327	(1)		326
Loss on asset impairment	–	1		1	–	18		18
Total operating expenses	1,876	(39)	I07-2	1,837	5,555	(58)	I07-6	5,497

Operating income	360	45		405	1,065	65		1,130

Other income (expense), net	29	(13)	I07-3	16	56	(5)	I07-7	51

Unrealized gain on derivative contracts, net	98	–		98	129	–		129

Interest expense
Interest on debt and leaseback obligations	334	12		346	1,009	36		1,045
Amortization of debt discount, issue, and reacquisition costs, net	4	–		4	14	–		14
Allowance for funds used during construction and nuclear fuel expenditures	(45)	–		(45)	(144)	–		(144)
Net interest expense	293	12	I07-4	305	879	36	I07-8	915

Net income	$194	$20		$214	$371	$24		$395

Statements of Cash Flows

The following table summarizes the statements of cash flows for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the nine months ended June 30, 2007.

Statement of Cash Flows

	June 30, 2007
	As Previously Reported	Increase (Decrease)	As Restated
Cash flows from operating activities
Net income	$371	$24	$395
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,134	(8)	1,126
Nuclear refueling outage amortization	62	–	62
Loss on asset impairment	23	(5)	18
Amortization of nuclear fuel	94	–	94
Non-cash retirement benefit expense	151	–	151
Net unrealized gain on derivative contracts	(129)	–	(129)
Prepayment credits applied to revenue	(79)	–	(79)
Fuel cost adjustment deferral	(126)	15	(111)
Other, net	13	(3)	10
Changes in current assets and liabilities
Accounts receivable, net	122	(22)	100
Inventories and other	(162)	–	(162)
Accounts payable and accrued liabilities	(119)	88	(31)
Accrued interest	(140)	–	(140)
Pension contributions	(56)	–	(56)
Refueling outage costs	(90)	–	(90)
Other, net	43	–	43
Net cash provided by operating activities	1,112	89	1,201

Cash flows from investing activities
Construction expenditures	(1,041)	(110)	(1,151)
Combustion turbine asset acquisitions	(100)	–	(100)
Nuclear fuel expenditures	(130)	21	(109)
Change in restricted cash and investments	14	–	14
Proceeds from investments, net	2	–	2
Loans and other receivables		–
Advances	(7)	–	(7)
Repayments	13	–	13
Proceeds from sale of receivables/loans	2	–	2
Other, net	1	–	1
Net cash used in investing activities	(1,246)	(89)	(1,335)

Cash flows from financing activities
Long-term debt
Issues	36	–	36
Redemptions and repurchases	(469)	–	(469)
Short-term borrowings, net	234	–	234
Payments on leaseback financing	(27)	–	(27)
Payments on equipment financing	(7)	–	(7)
Payments from other financing	(1)	–	(1)
Financing costs, net	(1)	–	(1)
Payments to U.S. Treasury	(30)	–	(30)
Net cash used in financing activities	(265)	–	(265)

Net change in cash and cash equivalents	(399)	–	(399)
Cash and cash equivalents at beginning of period	536	–	536

Cash and cash equivalents at end of period	$137	–	$137

Statements of Changes in Proprietary Capital

The following table summarizes the statement of change in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the three months ended June 30, 2007.

Statement of Changes in Proprietary Capital

	Appropriation Investment	Retained Earnings (Restated)	Accumulated Other Comprehensive (Loss) Income	Accumulated Net Expense of Stewardship Programs	Total (Restated)	Comprehensive Income (Loss) (Restated)
Balance at March 31, 2007, as previously reported	$4,753	$1,736	$6	$(3,676)	$2,819
Increase (Decrease)	–	(212)	–	–	(212)
Balance at March 31, 2007, as restated	4,753	1,524	6	(3,676)	2,607
Net income (loss)	–	198	–	(4)	194	$194
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive (loss)	–	–	(25)	–	(25)	(25)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at June 30, 2007, as previously reported	4,748	1,929	(19)	(3,680)	2,978	169
Increase (Decrease)	–	(192)	–	–	(192)	20
Balance at June 30, 2007, as restated	$4,748	$1,737	$(19)	$(3,680)	$2,786	$189

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

The following table summarizes the statement of change in proprietary capital for the periods indicated, giving effect to the restatement adjustments described above and showing previously reported amounts and restated amounts for the nine months ended June 30, 2007.

Statement of Changes in Proprietary Capital

	Appropriation Investment	Retained Earnings (Restated)	Accumulated Other Comprehensive (Loss) Income	Accumulated Net Expense of Stewardship Programs	Total (Restated)	Comprehensive Income (Loss) (Restated)
Balance at September 30, 2006, as previously reported	$4,763	$1,565	$43	$(3,672)	$2,699
Increase (Decrease)	–	(216)	–	–	(216)
Balance at September 30, 2006, as restated	4,763	1,349	43	(3,672)	2,483
Net income (loss)	–	379	–	(8)	371	$371
Return on Power Facility Appropriation Investment	–	(15)	–	–	(15)	–
Accumulated other comprehensive (loss)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(15)	–	–	–	(15)	–

Balance at June 30, 2007, as previously reported	4,748	1,929	(19)	(3,680)	2,978	309
Increase (Decrease)	–	(192)	–	–	(192)	24
Balance at June 30, 2007, as restated	$4,748	$1,737	$(19)	$(3,680)	$2,786	$333

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

3.  Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of other comprehensive income to reflect changes in capital that result from transactions and economic events from non-owner sources.  The decrease in other comprehensive income for the three months and nine months ended June 30, 2008, and 2007, was primarily due to unrealized losses related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive Income (Loss) Activity

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007

Accumulated other comprehensive (loss) income at beginning of period	$(67)	$6	$(19)	$43
Changes in fair value:
Foreign currency swaps	–	(25)	(48)	(71)
Inflation swap	–	−	–	9
Accumulated other comprehensive (loss) at end of period	$(67)	$(19)	$(67)	$(19)

Note:
Foreign currency swap changes are shown net of reclassifications from other comprehensive income to earnings. The amounts reclassified from other comprehensive income resulted in a charge to earnings of $33 million for the first three quarters of 2008 and an increase to earnings of $81 million for the first three quarters of 2007.

4. Debt Securities

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time. Debt outstanding at June 30, 2008, and September 30, 2007, including translation losses of $266 million and $299 million, respectively, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At June 30 2008	At September 30 2007
Short-term debt
Discount notes (net of discount)	$456	$1,422
Current maturities of long-term debt	2,030	90
Total short-term debt, net	2,486	1,512

Long-term debt
Long-term	20,880	21,288
Unamortized discount	(199)	(189)
Total long-term debt, net	20,681	21,099

Total outstanding debt	$23,167	$22,611

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2007, to June 30, 2008.

Debt Securities Activity
	Date	Amount	Interest Rate	Maturity	Callable
Issuances:

electronotes®	October 2007	$24	5.50%	October 2022	October 2008
	November 2007	17	4.80%	November 2014	November 2008
	First Quarter 2008	41

	January 2008	36	4.75%	January 2028	January 2012
	March 2008	25	4.50%	March 2018	March 2010
	Second Quarter 2008	61

	April 2008 (Third Quarter 2008)	3	3.50%	April 2013	April 2009

2008 Series A	January 2008	500	4.88%	January 2048
2008 Series B	March 2008	1,000	4.50%	April 2018
2008 Series C	June 2008	500	5.50%	June 2038

Total		$2,105

Redemptions/Maturities:

electronotes®	First Quarter 2008	$–	NA
	Second Quarter 2008	197	5.11%
	Third Quarter 2008	115	3.80%

1998 Series D	March 2008	7	5.49%
1999 Series A	March 2008	10	5.62%
1999 Series A	May 2008	102	5.62%
1998 Series D	June 2008	108	5.49%

Total		$539
Note: electronotes® interest rate is a weighted average rate.

On May 1, 2008, the rate on the 1999 Series A Putable Automatic Rate Reset Securities (“1999 Series A Bonds”) was reset from 5.62 percent to 5.17 percent.  In conjunction with the reset, $102 million of the entire principal amount of $400 million of 1999 Series A Bonds was redeemed by investors.  On June 1, 2008, the rate on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) was reset from 5.49 percent to 5.46 percent.  In conjunction with the reset, $108 million of the entire principal amount of $459 million of 1998 Series D Bonds was redeemed by investors.

5. Asset Acquisitions

New Generation

On May 9, 2008, TVA completed the purchase, of a three-unit, 891-megawatt combined cycle, combustion-turbine facility located in Southaven, Mississippi, owned by Southaven Power, LLC (“Southaven”).  The purchase of the facility fits with the goals of TVA’s Strategic Plan adopted by the TVA Board on May 31, 2007, to diversify its generation facilities by acquiring natural gas plants.

The aggregate purchase price was $466 million, including a base purchase price of $461 million and a $5 million payment to Southaven in connection with the termination of an operation-and-maintenance agreement held by a Southaven affiliate.  The fair value of the assets acquired at the date of acquisition was booked to Property, plant and equipment within Completed plant.

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

TVA has recorded the following amounts for its derivative instruments:

Mark-to-Market Values of Derivative Instruments

	At June 30 2008	At September 30 2007

Interest rate swaps:
$476 million notional	$(151)	$(115)
$28 million notional	(4)	(3)
$14 million notional	(2)	(1)

Currency swaps:
Sterling	32	63
Sterling	112	148
Sterling	55	69

Swaption - $1 billion notional	(353)	(269)

Coal contracts with volume options	1,080	16

Futures and options on futures:
Margin Cash Account*	45	18
Unrealized gains/(losses)	116	(8)

Note
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Program Activity table below.

TVA has a financial trading program under which TVA uses various physical and financial instruments, such as futures, swaps, options on futures, and options on swaps, to hedge TVA’s exposure to natural gas, fuel oil, and electricity prices.  At June 30, 2008, TVA had derivative positions outstanding under the program equivalent to 4,020 natural gas contracts.  This was comprised of 1,875 futures contracts, 1,005 swap contracts, and 1,140 option contracts.  See Derivative Positions Outstanding table below.  The derivative positions outstanding under the program had an approximate net market value of $535 million at June 30, 2008.  See Financial Trading Program Activity table below.

For the nine months ended June 30, 2008, TVA recognized realized gains of $34 million, which were recorded as a decrease to purchased power expense.  Unrealized gains at June 30, 2008, were $116 million, representing an increase of $124 million for the nine months ended June 30, 2008.  TVA deferred the $116 million as a regulatory liability in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

At June 30, 2007, TVA’s derivative positions outstanding under the program had an approximate net market value of $201 million.  See Financial Trading Program Activity table below.  For the nine months ended June 30, 2007, TVA recognized realized losses of $10 million, which were recorded as an increase to purchased power expense. Unrealized losses at June 30, 2007, were $22 million, representing an increase of $16 million for the quarter ended June 30, 2007. TVA deferred the $22 million as a regulatory asset in accordance with the FCA rate mechanism.

Derivative Positions Outstanding At June 30

		2008			2007
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)

Natural gas futures	1,875	10,000	18,750,000	1,915	10,000	19,150,000

Natural gas swaps
Bilateral swaps (daily)	858	7,733	6,635,000	–	–	–
Bilateral swaps (monthly)	147	99,184	14,580,000	925	10,000	9,245,000
Subtotal	1,005		21,215,000	925		9,245,000

Natural gas options
Bilateral options	–	–	–	–	–	–
Exchange traded options	1,140	10,000	11,400,000	–	–	–
Subtotal	1,140	10,000	11,400,000	–	–	–

Total	4,020		51,365,000	2,840		28,395,000

Financial Trading Program Activity For the Nine Months Ended June 30

	2008		2007
	Notional Amount	Contract	Notional Amount	Contract
	(in mmBtu)	Value	(in mmBtu)	Value
Natural gas futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	30,770,000	277	32,050,000	251
Settled	(28,250,000)	(272)	(17,190,000)	(125)
Realized gains/(losses)	–	33	–	(8)
Net positions-long	18,750,000	169	19,150,000	153

Natural gas swaps contracts
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	27,710,000	301	9,632,500	73
Floating portion - realized	(8,465,000)	(71)	(2,210,000)	(12)
Realized gains/(losses)	–	2	–	(2)
Net positions-long	21,215,000	244	9,245,000	70

Natural gas options contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	6,150,000	8	–	–
Puts sold	3,150,000	(2)	–	–
Positions closed or expired	(3,500,000)	(1)	–	–
Net positions-long	11,400,000	6	–	–

Holding (losses)/gains
Unrealized (losses) at beginning of period, net	–	(8)	–	(6)
Unrealized gains/(losses) for the period	–	124	–	(16)
Unrealized gains/(losses) at end of period, net	–	116	–	(22)

Financial positions at end of period, net	51,365,000	$535	28,395,000	$201

7.  Benefit Plans

           TVA sponsors a defined benefit pension plan that covers most of its full-time employees, a defined contribution plan that covers most of its full-time employees, a Supplemental Executive Retirement Plan (“SERP”) to provide additional benefits to specified individuals in addition to those available under the defined benefit pension plan, and an unfunded postretirement medical plan that provides for non-vested contributions toward the cost of certain retirees' medical coverage.

The following table provides the components of net periodic benefit cost for the plans.

TVA Benefit Plans

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30		Nine Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$28	$30	$1	$1	$83	$91	$4	$4
Interest cost	131	124	7	8	392	371	21	20
Expected return on plan assets	(152)	(142)	–	–	(456)	(428)	–	–
Amortization of prior service cost	9	9	2	2	28	27	4	4
Recognized net actuarial loss	10	21	1	0	31	63	4	4
Net periodic benefit cost	$26	$42	$11	$11	$78	$124	$33	$32

The TVA Board approved $75 million in pension contributions for 2008 with contributions of $37 million and $38 million made in March and September, respectively.  In addition, TVA made a $6 million contribution to the SERP in September 2008.  During the nine months ended June 30, 2008, TVA made $37 million in contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $17 million during the nine months ended June 30, 2008, to fund other benefit costs.

8. Workers’ Compensation

TVA provides workers’ compensation benefits in accordance with the requirements of the Federal Employees’ Compensation Act.  TVA recognizes the obligations related to these benefits on an actuarial basis as determined at the end of each fiscal year.  The discount rate utilized to value these benefits corresponds to the actuarial duration of the annual claims paid for all active cases, including compensation and medical benefits.  TVA has determined that such durations are best represented by an accumulation of claims which are concentrated around a particular 10-year period.  Accordingly, TVA utilizes a discount rate at the end of each fiscal year which corresponds to the U.S. Treasury 10-Year constant maturities rate as published by the Federal Reserve Bank.  At the end of 2007, TVA utilized a discount rate of 4.59 percent to actuarially value its 2007 workers’ compensation obligations.  During the six months ended March 31, 2008, the rate declined more than 100 basis points.  TVA, therefore, revised its 2008 estimated workers’ compensation expense utilizing the published rate of 3.44 percent for March 14, 2008.  As a result of this revision, TVA recorded additional workers' compensation expense of $23 million for the six months ended March 31, 2008 and an additional $12 million of workers' compensation expense for the three months ended June 30, 2008.  As of June 30, 2008, the U.S. Treasury 10-Year constant maturities rate as published by the Federal Reserve Bank had not changed materially from its March 14, 2008 level.  Going forward, TVA will continue to monitor the U.S. Treasury 10-Year constant maturities rate as published by the Federal Reserve Bank, and will make any necessary revisions to expense in future periods as material changes occur.

9. Asset Impairment

During the third quarter of 2008, TVA recognized a total of $7 million in asset impairment losses related to its Property, plant, and equipment.  The $7 million Loss on asset impairment included partial write-downs of scrubber projects at TVA’s Bull Run Fossil Plant (“Bull Run”) and John Sevier Fossil Plant (“John Sevier”) due to modifications made in the chosen technology needed to implement a more cost effective solution for sulfur dioxide (“SO2”) removal.

During the first quarter of 2007 and the third quarter of 2007, TVA recognized a total of $17 million and $1million, respectively, in asset impairment losses related to its Property, plant, and equipment.  The $18 million Loss on asset impairment included a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and a $1 million write-off due to re-valuation of other projects.

        TVA elected to recognize the impairment losses in 2007 and 2008 and not include the losses in its rate base.

10. Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $61 million with respect to the proceedings described below as of June 30, 2008, as well as approximately $5 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  Oral argument was held before the Second Circuit on June 7, 2006.  On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.  The Second Circuit is deliberating on its decision.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee.  In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds.  The plaintiffs’ motion for reconsideration was denied, and they appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”).  Friend of the court briefs supporting the plaintiffs’ appeal were filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania.  Several Ohio utilities filed a friend of the court brief supporting TVA.  A panel of three judges issued a decision reversing the district court’s dismissal on March 2, 2007.  TVA’s request that the full Sixth Circuit rehear the appeal was denied.   The district court trial previously scheduled for September 2, 2008, was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has not yet been rescheduled.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to change its emission control strategy and increase costs.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”).  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  On April 5, 2007, the plaintiffs moved for summary judgment.  TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes.  On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  Oral argument on the plaintiffs’ motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded to TVA’s proposed plan, and the district court has set a hearing on the plan for December 15, 2008.  EPA has approved Alabama’s de minimis rule, which will become effective in 2009.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a summer net capability of 1,508 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements, this plant may be affected by the decision in this case.  The recently approved de minimis rule change helps reduce the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  The trial in this case was completed on July 30, 2008.  The parties submitted their post-trial filings on September 15, 2008, and a decision will follow at a later time.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, and oral argument was held before a three judge panel in July 2008.  A judge on the panel subsequently recused himself from the case, and the case was reargued during the week of November 3, 2008.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its power contract with TVA.  Warren then entered into an arrangement with East Kentucky Power Cooperative (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren.  TVA did not agree and East Kentucky asked FERC to order TVA to provide the interconnections.  In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations.  TVA appealed the FERC order in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) seeking review of this order on the grounds that this order violated the anti-cherrypicking provision.  On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination.  FERC terminated the proceeding but did not vacate its previous order.  On January 17, 2008, TVA filed an unopposed motion to dismiss the D.C. Circuit appeal as moot.  The D.C. Circuit dismissed the case on January 29, 2008.

Case Involving AREVA Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”).  AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant.  AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased.  In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to $26 million.  On April 13, 2007, the Contracting Officer issued a final decision denying the claim.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $26 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee.  TVA filed its answer to the complaint on June 15, 2007.  AREVA subsequently raised its claim to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but has been reset for April 20, 2009.  A second trial on the question of damages will be held later, if necessary.  TVA and AREVA have negotiated the terms of a settlement agreement.  This agreement is contingent on approval by the TVA Board.  The parties have scheduled a meeting with an independent third-party on December 16, 2008, to review the proposed settlement agreement.

Notification of Potential Liability for Ward Transformer Site.  The Ward Transformer site is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil and cleanup or the supplemental groundwater remediation, although EPA has selected a cleanup plan for the downstream drainage basin with a present worth cost estimate of $6 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA, and several other defendants, disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  The complaint also includes a claim under state law against the defendants for the release of hazardous materials.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  TVA filed its answer to the complaint on October 29, 2008.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and two engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction, Inc. (“Stone and Webster”), are to share in a team incentive fee pool funded from cost savings based on underruns in the budgets for their respective work scopes.  The contracts provide that the fee pool could not exceed $100 million regardless of the actual savings involved, and the savings would be allocated as follows:  90 percent of the first $40 million would be given to the contractors, and any amount over $40 million would be split equally among TVA and the two contractors.  Thus, if the maximum cost savings of $100 million had been attained, each contractor’s payment from this pool would have been $38 million, for a total payout under both contracts of $76 million with the remaining $24 million being credited to TVA.  The contractors have taken the position that they should each receive the maximum payment.   In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  TVA and Stone and Webster mediated the team incentive fee claim (as well as other claims) in May 2008 and discussions with Stone and Webster are continuing.  On August 20, 2008, the TVA Board approved a proposed settlement with Stone and Webster, contingent on Stone and Webster agreeing to certain conditions.  Stone and Webster has not agreed to the conditions.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated by TVA, and TVA has created a reserve for the additional amount.

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

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during EPA’s NSR enforcement initiative.  TVA has responded to this request.  EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA alleging that TVA failed to properly maintain ductwork at Widows Creek Unit 7 and other violations.  TVA repaired the ductwork in 2005.  While the NOV does not set out an administrative penalty, it is likely that EPA may seek a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from EPA for which TVA may be liable in connection with the NOV.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4. TVA submitted its COLA to NRC for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was officially docketed by NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, as a result, the admission of the petitioners as parties to the proceeding.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  A hearing on these admitted contentions will be conducted in the future.  The admitted contentions involve questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  Other COLA applicants have received similar petitions raising similar potential contentions.

The TVA Board has not made a decision to construct new plant units at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke Energy on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in an NSR case involving Bull Run, which is discussed in more detail above.  The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in the Bull Run case, although TVA has other available defenses.  Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule CAIR remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.  The D.C. Circuit ordered the parties, including TVA, to file new briefs in the case and to address what should happen if the court vacates CAIR.

11. Subsequent Events

New Generation and Subsequent Disposition

On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option and bought an undivided 69.69 percent interest in TVA’s Southaven Power Plant, a combined-cycle, electric generating facility (“the facility”) located in Southaven, Mississippi.  SSPC bought this interest in the facility through its wholly-owned subsidiary, Seven States Southaven, LLC (“SSSL”) and paid TVA approximately $325 million.  SSPC has the ability to acquire up to a 90 percent undivided interest in the facility and may increase its ownership in the facility up to this amount on or after January 2, 2009, and not later than May 9, 2009.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided interest in the facility and operates the entire facility through April 30, 2010.

As part of the transaction with SSSL, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on the loan(s) SSSL obtained in connection with the purchase, with such amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  Because of TVA’s continued ownership interest in the facility, as well as the buy-back provisions, the transaction does not meet the criteria for a sale and accordingly has been recorded as a leaseback obligation.  Subsequent to the September 30, 2008, closing, TVA recognized the $325 million buy-back obligation on its September 30, 2008, Balance Sheet as a long-term liability, which (plus the cost of SSSL's share of any capital improvements) is also the maximum potential amount of future payments TVA could be obligated to pay.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  While TVA does not plan to liquidate the assets to cover the payments in the event of a buy-back, TVA believes its recourse in obtaining full interest in the assets is sufficient to cover its obligation.

Debt

In October 2008, TVA issued $15 million of electronotes® with an interest rate of 5.00 percent which mature in 2024 and are callable beginning in 2012.

In November 2008, TVA issued $7 million of electronotes® with an interest rate of 5.25 percent which mature in 2029 and are callable beginning in 2013.

On November 13, 2008, TVA redeemed $2 billion of a maturing power bond which had a coupon of 5.38 percent.

In December 2008, TVA issued $18 million of electronotes®  with an interest rate of 5.00 percent which mature in 2029 and are callable beginning in 2013.

Credit Facility Agreements

The $150 million note with U.S. Treasury expired at the end of 2008. In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which TVA will have a $150 million credit facility. TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity in 2009. .

In November 2008, TVA renewed the national bank credit facility with the November 10, 2008 maturity date.  The new maturity date for this credit facility is November 9, 2009.  When TVA renewed its November maturity credit facility, TVA reduced the amount of the facility from $1.25 billion to $1 billion.  Management believes that TVA’s liquidity position has not materially changed with the reduced amount of the November maturity credit facility.

Impacts of Recent Financial Market Conditions on Investment Portfolios

Financial markets have experienced significant uncertainty in recent months due to deteriorating economic conditions.  The uncertainty has resulted in significantly lower market valuations for many investments.  TVA's investment portfolios contain a variety of diversified investments, including securities directly impacted by these events.  The impact of these events on TVARS and nuclear decommissioning trust investment portfolios is reflected in changes in these portfolio values from September 30, 2008, to November 30, 2008, which are outlined in the following table:

Summary of Impacts of Recent Financial Market Conditions on Investment Portfolios

	2008
	September 30*	October 31*	November 30*	Percent Change From November 30, 2008 to September 30, 2008
Retirement System	$6,188	$5,298	$4,973	(18)%
Nuclear Decommissioning Trust	845	688	639	(24)%

*
Investment balances at September 30, 2008, as reported in the Balance Sheet.  Investment balances at October 31, 2008, are based on final trustee statements, and investment balances at November 30, 2008, are based on preliminary trustee balances.

During the period of September 30, 2008, through November 30, 2008, the change in the Standard & Poor’s 500 benchmark index was a decrease of 23 percent.

As a result of an unprecedented inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of the 2003A Swaption agreement.  At November 30, 2008, the value of the 2003A Swaption was such that TVA posted $343 million with a custodian for benefit of the counterparty.

Summary of Impacts of Recent Commodity Market Conditions

The commodity markets have also experienced volatility in the recent months.  The changes in these prices from September 30, 2008, to November 30, 2008, are outlined in the following table:

Commodity Pricing Table

Commodity	Prices As of November 30, 2008	Prices As of September 30, 2008	Percent Change

Natural Gas (Henry Hub, $/mmBtu)	$6.71	$9.01	(26)%
Fuel Oil (Gulf Coast, $/mmBtu)	12.20	21.38	(43)%
Coal (FOB mine $/ton)	58.76	48.13	22%
Electricity (Into-TVA, $/MWh)
On-Peak (5 days x 16 hours)	38.00	70.95	(46)%
Off-Peak (5 days x 8 hours)	34.75	38.40	(10)%

Renewable Energy Request for Proposal

In December 2008, TVA issued a request for proposal (“RFP”) seeking proposals which may result in TVA obtaining both dispatchable capacity and as-available energy from renewable energy sources, clean energy sources, or sources that are considered to be both renewable and clean energy sources.

•
The RFP seeks proposals for the supply to TVA of up to a total of 500 megawatts of dispatchable capacity capable of being delivered by June 1, 2009, increasing to up to a total of 750 megawatts of dispatchable capacity capable of being delivered as of June 1, 2010, and further increasing to up to a total of 1,000 megawatts of dispatchable capacity capable of being delivered as of June 1, 2011.

•
In addition, the RFP seeks proposals for the supply to TVA of up to a total of 500 megawatts of as-available energy capable of being delivered by June 1, 2009, increasing to up to a total of 750 megawatts of as-available energy capable of being delivered as of June 1, 2010, and further increasing to up to a total of 1,000 megawatts of as-available energy capable of being delivered as of June 1, 2011.

TVA expects to receive proposals in response to the RFP in January 2009.

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

Business Overview

Financial Outlook

Net income.  Net income for the nine months ended June 30, 2008, was $243 million compared to net income of $395 million for the same period of 2007. This change in net income was primarily due to changes in accounting for capitalized interest on construction projects which had the effect of making net interest expense $132 million higher. See Note 1 — Allowance for Funds Used During Construction. The increase was partially offset by a decrease in interest on debt and leaseback obligations of $17 million, resulting from redemption of generally higher interest rate debt, issuance of generally lower interest rate debt, and other activities which collectively had the effect of reducing interest expense. Additionally, TVA changed its policy for accounting for gains and losses on swap and swaption contracts to defer unrealized gains and losses for ratemaking purposes, which contributed to a $129 million unrealized gain in the first nine months of 2007.

Partially offsetting the effects of the accounting changes was an increase in operating income of $136 million from $1,130 million for the nine months ended June 30, 2007, to $1,266 million for the nine months ended June 30, 2008.  Operating income (defined herein as operating revenues less operating expenses) is a measurement of a company’s earning power from ongoing operations. See Results of Operations.

Investment Performance.  Market conditions can affect the value of TVA’s short-term financial investments, and investments held in TVA’s pension, asset retirement trust, and nuclear decommissioning trust funds. TVA has held investments in asset backed securities, including mortgage-related securities, in these funds. Like all securities held, these securities are marked to market each period.  The markets in which the securities held by TVA are traded have deteriorated significantly.

The performance of debt, equity, and other markets in 2008 has negatively impacted the asset values of investments held in TVA’s pension and decommissioning trust funds.  TVA does not recognize investment gains and losses from these portfolios within earnings, but rather defers all such investment gains and losses within a regulatory asset in accordance with its regulatory accounting policy.  The nuclear decommissioning trust portfolio declined in value $115 million, of which $85 million was unrealized, for the nine months ended June 30, 2008.  See Note 1--Cost-Based Regulation.    During 2008, the nuclear decommissioning trust portfolio declined in value $241 million, or 22 percent.  As of September 30, 2008, TVA’s nuclear decommissioning trust funding was 98 percent of the estimated present value of the funding requirements established by the Nuclear Regulatory Commission (“NRC”).  From October 1, 2008, to November 30, 2008, the nuclear decommissioning trust portfolio declined in value an estimated additional $206 million, or 24 percent.  TVA will submit its biennial funding status report to NRC in March 2009.  Based on the status of the funding requirement at that time, TVA anticipates it may make contributions to the decommissioning trust fund or provide other methods of decommissioning funding assurance necessary to match projected decommissioning fund balances.  TVA is monitoring the monetary value of its nuclear decommissioning trust fund in light of recent market performance and believes that, over the long term before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.

At June 30, 2008, TVA’s retirement system (“TVARS”) was approximately 94 percent funded.  During 2008, the investments in the TVA retirement system declined in value $1,429 million, or 19 percent.  As of September 30, 2008, the TVA retirement system was approximately 80 percent funded.  From October 1, 2008, to November 30, 2008, the investments in the TVA retirement system declined in value an additional $1,138, or 18 percent.  Because of these declines, TVA may be required to make additional contributions to the retirement system in the future.

TVA’s investment policies are based on the objective of meeting long-term obligations, and the allocation of investments is based on the assumption of encountering distressed market conditions from time to time.  TVA does not anticipate making significant changes in its basic investment policies as a result of current market conditions.

Rate Actions

On August 20, 2008, management briefed the TVA Board on conditions it believes TVA will face in 2009 and beyond.  In 2009, management anticipates that its employees will increase their productivity and that TVA’s fossil and nuclear plants will generally meet performance expectations in terms of output and availability.  If asset performance is different than anticipated, TVA’s operating costs could be impacted.  In addition, management expects TVA to face the following challenges during 2009:

•	Continuing effects from drought conditions (described in greater detail below);
•	Flat energy demand resulting from economic slowdown in conjunction with TVA’s promotion of energy efficiency; and
•	Rising fuel costs.

TVA also has a continuing need for investment in generation and transmission facilities, clean air technology, energy efficiency and peak reduction initiatives, and information technology systems.

To meet these challenges, the TVA Board approved a base rate increase for 2009 which was effective October 1, 2008.  It is anticipated that the increase of the base charges would produce approximately $310 million of additional accrued revenue which would have an estimated $275 million cash impact during fiscal year 2009.  The increase, combined with the fuel cost adjustment (“FCA”) increase that became effective at the same time, will result in an average total increase in wholesale charges of 20 percent from the previous charges.

Fuel Cost Adjustment

As of June 30, 2008, TVA had recognized a regulatory asset of $17 million and a current receivable of $121 million representing deferred fuel and purchased power costs to be recovered through the FCA in future periods.  Under TVA’s FCA methodology, adjustments to rates are based primarily on the difference between forecasted and actual expenses for the upcoming quarter, as well as the difference between forecasted and actual revenues for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and what actual expense is realized over the course of the quarter.  This difference is added to or subtracted from a deferred account on TVA’s balance sheet. The higher or lower costs added to or deducted from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses.  The FCA amount implemented July 1, 2008, was 0.686 cents per kilowatt-hour and was expected to produce $305 million in revenue during the fourth quarter of 2008.  See Note 1 — Accounts Receivable and Cost-Based Regulation.

Weather Conditions

The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA's control, including the amount of precipitation, runoff, initial water levels, competing water-management objectives, and the availability of its hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on more expensive sources of power, such as other types of generation plants and purchased power.  TVA continued to be impacted by drought conditions during the third quarter of 2008.  Although rainfall totals from October 1, 2007, through June 30, 2008, were 75 percent of normal, runoff totals were far less at 48 percent of normal. For the period October 1, 2007, through September 30, 2008, rainfall totals were at 76 percent of normal and runoff totals were at 47 percent of normal.  TVA is scheduling minimum flows through the system to conserve water in the tributary projects while meeting downstream flow requirements, maintaining water quality, protecting aquatic habitat, and providing for commercial navigation.

Market Conditions

           Due to rising commodity prices across domestic and international markets during the nine months ended June 30, 2008, TVA and other major utilities have experienced increased costs in short-term markets for fuel oil, natural gas, coal and electricity.  For TVA, the problem of rising fuel prices is worsened by an ongoing drought in parts of the Tennessee Valley region.  Due to weather conditions, TVA is generating less hydroelectric power, which is the cheapest form of generation.  This lost generation must be replaced with more expensive power produced from other sources, or purchased from suppliers, which is typically generated from oil or natural gas (see Weather Conditions).  The following describes market conditions for natural gas, fuel oil, coal, and electricity during the quarter ended June 30, 2008.

Natural Gas. Prices were higher in the quarter ended June 30, 2008, as compared to the same period in 2007, including physical and financial markets. TVA expects continued volatility in the natural gas markets.

Fuel Oil.  The spikes in fuel prices during the quarter ended June 30, 2008 were due to continued price increases in crude oil seen in 2008.  Crude oil prices had record-high volatility in 2008 and are expected to continue experiencing similar volatility trends.

Coal. Coal prices increased during the quarter ended June 30, 2008, and prices will likely remain volatile through the end of calendar year 2009.

Electricity.  On-peak power prices, which are increasingly determined by natural gas-fired power plants, increased during the quarter ended June 30, 2008, along with natural gas prices. Electricity prices were higher in the summer due to demand driven by air conditioning load, but cooler temperatures in August lightened demand and allowed prices to ease with falling natural gas prices.

Off-peak power prices increased during the quarter ended June 30, 2008, as a result of higher coal prices and strong demand in the off-peak periods.  Prices are expected to remain at higher levels for the balance of the year.

Pricing Table.  The following table illustrates approximate changes in commodity pricing for the quarter ended June 30, 2008, and the same quarter in the prior fiscal year.

Commodity Pricing Table
As of June 30, 2008

Commodity	Price Increases: Fiscal year 3rd Quarter 2008 vs. 3rd Quarter 2007	3rd Quarter 2008 Percent Change vs. 3rd Quarter 2007

Henry Hub Natural Gas ($/mmBtu)	$3.78	50%

Gulf Coast Fuel Oil ($/mmBtu)	11.43	84%

Composite Coal (FOB Mine $/ton) weighted average from FY budget plan	26.36	90%

Into TVA Electricity ($/MWh)
On-Peak (5 days x 16 hours)	17.50	27%
Off-Peak (5 days x 8 hours)	4.40	14%

           Market prices for these commodities at November 30, 2008, and September 30, 2008, are shown below. Market prices for these commodities have fallen during the first quarter of 2009.

Commodity Pricing Table
As of November 30, 2008

Commodity	Prices As of November 30, 2008	Average Prices As of September 30, 2008	Percent Change

Natural Gas (Henry Hub, $/mmBtu)	$6.71	$9.01	(26)%
Fuel Oil (Gulf Coast, $/mmBtu)	12.20	21.38	(43)%
Coal (FOB mine $/ton)	58.76	48.13	22%
Electricity (Into-TVA, $/MWh)
On-Peak (5 days x 16 hours)	38.00	70.95	(46)%
Off-Peak (5 days x 8 hours)	34.75	38.40	(10)%

Performance of TVA Assets

Nuclear production increased by 16 percent for the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, primarily due to the addition of Browns Ferry Nuclear Plant Unit 1 (“Browns Ferry Unit 1”) to the generation fleet during the summer of 2007.  Hydroelectric generation decreased 34 percent during the same period as a result of the drought conditions discussed in Financial Outlook and Weather Conditions.

The following table summarizes by generation source TVA’s net generation in millions of kilowatt-hours, and the percentage of all electric power generated by TVA for the periods indicated:

Power Supply from TVA-Owned and Contracted Generation Facilities
For the nine months ended June 30
(millions of kWh)

	2008		2007

Coal-fired	72,858	63%	73,413	65%
Nuclear	37,701	32%	32,612	29%
Hydroelectric	4,854	4%	7,335	6%
Combined Cycle	628	1%	201	<1%
Renewable resources	27	<1%	23	<1%
Total	116,068	100%	113,584	100%

Browns Ferry Unit 1 experienced five unplanned reactor shutdowns in the first five months after restart in June 2007.  A planned outage at Sequoyah Nuclear Plant Unit 1 was extended 16 days due to the identification and repair of damage in the main generator during the scheduled outage.  Browns Ferry Nuclear Plant Unit 3 (“Browns Ferry Unit 3”) experienced an unplanned automatic shutdown due to a main generator trip.  As part of the recovery from this generator trip, a secondary problem was discovered which required repairs that extended the duration of this outage by 21 days.  The duration of a planned outage scheduled at Watts Bar Nuclear Plant Unit 1 (“Watts Bar Unit 1”), was extended nine days due to emergent issues and complications associated with completion of identified outage work.

The cost of replacement power related to the operating issues described above will be recovered through subsequent fuel cost adjustments.

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

Cumberland River Challenges. The Corps operates eight hydroelectric facilities on the Cumberland River which fall under the Southeast Power Administration (“SEPA”) agreement with TVA.  Of these facilities, Wolf Creek and Center Hill Dams are in need of emergency repairs.  The need to repair the dams coupled with the drought in the southeast has resulted in less water flow and above normal water temperatures.  TVA has been impacted in two ways.

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

It is likely that an easing of the drought will not eliminate the need for the emergency operating plan because it is unclear how long it will take the Corps to repair these facilities.
During the summer of 2007, reduced flow through the Cumberland River system, combined with higher than normal upstream river temperatures, forced TVA to derate its Cumberland and Gallatin Fossil Plants to remain in compliance with discharge temperature limits contained in the plants’ discharge permits.  To mitigate the risk of summer of 2008 derates, TVA installed and commenced operation of temporary cooling towers at its Cumberland Fossil Plant in July 2008.  Operation of the cooling towers reduced Cumberland Fossil Plant's output by slightly less than one percent, however no derates were experienced at the plant.  Since early July 2008, output from Gallatin Fossil Plant on the Cumberland River was reduced by approximately three percent, primarily during off-peak hours, to avoid exceeding thermal limits.  Gallatin experienced a few minor derates during the third quarter.  Gallatin thermal derates are expected to continue due to reduced river flow resulting from low rainfall, compounded by ongoing dam safety work at two Corps’ dams. Summer derates continue to remain a possibility in the future, especially until the Wolf Creek and Center Hill Dams are repaired and normal water flow is restored on the Cumberland River.

Tennessee River System Challenges. Due to the drought in the southeast, there has been significantly less rainfall and runoff in the Tennessee River system.  The result is that less water is available for cooling purposes, and the water that is available may be higher in temperature.  In order not to exceed thermal limits in plant discharge permits during the summer of 2007, TVA derated two fossil plants, took one unit at Browns Ferry Nuclear Plant temporarily offline, and reduced the output of the other two units.  The hot weather and low rainfall were also significant factors in causing TVA to reduce power output at a few generating plants during the period of early-June 2008 through present day.  Additionally, TVA used its cooling towers at Browns Ferry and Sequoyah Nuclear Plants.  Using the cooling towers requires a substantial amount of power that TVA would have otherwise sold.  During the summer of 2008, temperatures on the Tennessee River reached levels that required near constant use of cooling towers at Sequoyah and Browns Ferry Nuclear Plants to keep the permitted thermal limits for the river from being exceeded.  After Browns Ferry lost the use of cooling towers, due to equipment malfunction in early August, TVA temporarily reduced power output on all three units to 50 percent of capacity to avoid exceeding permitted thermal limits.

While every effort was made to take derates (lower electrical output) during low load periods to reduce financial and operational impacts, some derates were required during higher load daytime hours to meet the permitted temperature limits.

Clean Air Initiatives

In 2007, TVA began operating the High Energy Reagent Technology (“HERT”) on Unit 1 of its John Sevier Fossil Plant (“John Sevier”) located near Rogersville, TN and on Unit 4 of its Johnsonville Fossil Plant (“Johnsonville”) located in western Tennessee.  TVA plans to add similar systems to reduce nitrogen oxide (“NOx”) emissions on John Sevier Units 2-4 and Johnsonville Units 2 and 3 by the 2009 ozone season.  On April 3, 2008, the TVA Board approved the installation of additional emissions control equipment at John Sevier with an estimated cost of $597 million.  The additional equipment includes a flue gas desulfurization system (“scrubber”) to reduce sulfur dioxide (“SO2”) emissions from the four-unit, 712-megawatt plant, a baghouse for particulate control, and Selective Catalytic Reduction (“SCR”) technology to further reduce NOx emissions.  Pending completion of an environmental review, the scrubber is expected to be in operation in 2012.  The SCRs are expected to be in operation on all four units by 2015.

Meeting the Power Needs in TVA’s Service Area

           Combustion Turbine Facilities.  In November 2007, the TVA Board approved the purchase of a four-unit, 494-megawatt simple-cycle, gas-fired, combustion-turbine facility at a price of $55 million.  TVA agreed to purchase the facility, which is located in Brownsville, Tennessee, from Brownsville Power I, LLC (“Brownsville Power”).  Brownsville Power is a wholly owned direct subsidiary of Cinergy Capital & Trading, Inc. The purchase closed April 18, 2008.  After the operating systems were evaluated and tested, the units became available for dispatch in June 2008.

TVA also purchased a three-unit, 891-megawatt combined cycle, combustion-turbine facility located in Southaven, Mississippi, owned by Southaven Power, LLC (“Southaven”) for a base purchase price of $461 million.  In addition to the purchase price, TVA agreed to pay $5 million to Southaven in connection with the termination of an operation-and-maintenance agreement held by a Southaven affiliate. The purchase closed May 9, 2008, and the plant was available for immediate operation.

The purchase of these plants fits with the goals of TVA’s Strategic Plan adopted by the TVA Board on May 31, 2007 (“Strategic Plan”), to diversify TVA’s generation facilities by acquiring natural gas plants.  With the acquisition of the Brownsville and Southaven plants, TVA now owns or leases 93 combustion-turbine peaking units.

           New Nuclear Generation.   TVA submitted its combined license application to NRC for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  On June 6, 2008, following a 120-day notice for a hearing period, a combined petition containing 19 contentions was filed by the Blue Ridge Environmental Defense League, Bellefonte Efficiency and Sustainability Team, and Southern Alliance for Clean Energy.  The Atomic Safety and Licensing Board subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  A hearing on these admitted contentions will be conducted in the future. The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  Based on progress to date in support of the NRC review of Bellefonte site hydrology, being performed as a part of the TVA/NuStart Combined Construction and Operating License ("COLA") application, the NRC has informed TVA that a delay to its review schedule is likely.  The NRC will complete an evaluation of its COLA application review schedule in December 2008 prior to making a decision as to the new schedule. The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.  As part of this evaluation, TVA asked the NRC in August 2008 to reinstate the construction permits for its two unfinished nuclear units also at the Bellefonte site.  Reinstating the construction permits would allow TVA to place the units in a deferred status again with the NRC and would help TVA clarify the regulatory requirements and continue to evaluate the feasibility of using Bellefonte Units 1 and 2 to meet future base-load power demand.

Preliminary project activities began at Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) in October 2007.  TVA began to engage in unrestricted construction activities at the end of December 2007.  The project is planned to be completed in the fall of 2012.  When completed, Watts Bar Unit 2 is expected to provide 1,180 megawatts of capacity.

           TVA will continue to consider other opportunities to add new generation to meet its increasing customer demand.  Market conditions, including continued upward pressure on the price of commodities and construction materials, as well as potential shortages of skilled craft labor, will continue to add to the uncertainties of both cost and schedule of new construction.

           Purchased Power. Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into economical purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power. The power purchases during the first nine months of 2008 represent a 12 percent increase over the amount of power purchased during the same period of 2007, due mostly to lower than expected hydroelectric generation.  A return to normal weather patterns would likely increase hydroelectric generation and reduce reliance on purchased power.  See Performance of TVA Assets.

           Energy Efficiency Plan.   Early in 2008, the TVA Board charged TVA staff to develop a long-term energy efficiency plan and to develop and implement new programs under a program known as the Energy Efficiency and Demand Response (“EEDR”) plan.  A core team has been drawn together from organizations across TVA to develop the implementation plan for EEDR.  The proposed plan will be the result of a collaborative effort with TVA’s customers and will contain input from numerous regional and national stakeholders, including state and federal agencies, national energy efficiency experts, environmental advocacy groups, and residents of the Tennessee Valley.  A draft of the EEDR plan was presented to the TVA Board at its April 3, 2008, meeting.  The guiding principles of the plan and the goal of a 1,400 megawatt reduction by the end of fiscal year 2012 were approved by the TVA Board at its May 19, 2008 meeting.  TVA conducted a series of stakeholder briefings throughout the region in April and May 2008 and received additional public input on its energy efficiency proposal. In addition, the EEDR plan will be subject to environmental review.  The goal of the EEDR project is to slow the current rate of power demand growth by providing short- and long-term energy efficiency opportunities to residential, business, and industrial consumer groups.

Customers

On January 1, 2008, Bristol Virginia Utilities (“BVU”) became the 159th municipal supplier or electric cooperative to connect with TVA’s power grid.  The new contract has a minimum 15-year term, and a five-year termination notice may not be given until January 2018.  The rates under this contract are intended to recover the cost of reintegrating BVU into TVA’s power-supply plan and serving its customer load.  BVU is a 16,000-customer distributor that was previously served by TVA from 1945 to 1997, and sales to BVU accounted for approximately 0.4 percent of TVA’s annual operating revenues in 1997.  Sales to BVU were approximately 0.4 percent of TVA’s operating revenue for the six months ended June 30, 2008.  On November 20, 2008, Monticello Electric Plant Board’s (“MEPB”) power contract with TVA expired reducing the number of distributor customers to 158.  MEPB accounted for approximately 0.1 percent of TVA’s operating revenue.

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

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the Office of Power Complex (the portion of TVA's Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  See Note 1 — Asset Acquisitions.

Automated Controls

           On May 21, 2008, the U.S. Government Accountability Office issued a public report discussing the security of control systems at TVA in view of cyber security threats.  This report was discussed at a May 21, 2008, House subcommittee hearing.  The report made a number of recommendations to TVA.  TVA reviewed the report and has either remediated, or is in the process of taking remedial action on, the issues that needed remedial action.

Liquidity and Capital Resources

Sources of Liquidity

TVA’s current liabilities exceed current assets because of the continued use of short-term debt to fund cash needs as well as scheduled maturities of long-term debt. To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity. TVA’s primary sources of liquidity are cash on hand and cash from operations, and proceeds from the issuance of short-term and long-term debt.  Other sources of liquidity at June 30, 2008, include two $1.25 billion credit facilities with a national bank and occasional proceeds from other financing arrangements including call monetization transactions and sales of receivables and loans and proceeds from borrowings under TVA’s $150 million note with the U.S. Treasury.  As a result of the restatement related to the error in estimating unbilled revenue and the related delay in filing this Quarterly Report, TVA was unable to provide the administrative agent under its credit facilities with interim financial statements within the time specified in the credit facilities.  TVA has received waivers that will allow it to borrow under the credit facilities until December 29, 2008, notwithstanding this failure.  In addition, as long as TVA files its annual report on Form 10-K for the year ended September 30, 2008, with the SEC by December 29, 2008, which TVA anticipates doing, TVA will be able to continue borrowing under the credit facilities once the waivers expire.  TVA has never borrowed under the credit facilities.  See Note 11 – Credit Facility Agreements.

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  TVA’s cash and cash equivalents at June 30, 2008, was $300 million, an increase of $135 million from the cash balance at September 30, 2007.  The increase in cash was primarily due to proceeds from the issuance of Bonds.

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the nine months ended June 30, 2008, and 2007, follows:

Summary Cash Flows For the Nine Months Ended June 30
	2008	2007
Cash provided by (used in)
Operating activities	$1,411	$1,201
Investing activities	(1,788)	(1,335)
Financing activities	512	(265)
Net increase (decrease) in cash and cash equivalents	$135	$(399)

Issuance of Debt.   TVA issued $41 million of electronotes® during the first quarter of 2008, $61 million during the second quarter of 2008 and $3 million during the third quarter of 2008.  TVA also issued $1.0 billion of power bonds with an interest rate of 4.50 percent, $500 million of power bonds with an interest rate of 4.88 percent and $500 million of power bonds with an interest rate of 5.50 percent during the first nine months of 2008.  See Note 4 for more information about TVA's debt activities.

Credit Facilities. In the event of shortfalls in cash resources, TVA has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1 billion facility that matures on November 9, 2009, and the other of which is a $1.25 billion facility that matures on May 13, 2009. The interest rate on any borrowing under either of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total against which it has not borrowed. The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt. There were no outstanding borrowings under the facilities at June 30, 2008. TVA anticipates renewing each credit facility from time to time.

Call Option Monetization.  In May 2005, TVA entered into certain swaption contracts to hedge the value of call options contained in two of its bond issues (see Note 10, Risk Management Activities and Derivative Transactions in Part II of the Annual Report).  In February 2008, the counterparty to the swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008.  Under the swaps, TVA is required to make fixed rate payments to the counterparty at 6.125 percent and the counterparty is required to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments are based on a combined notional amount of $42 million and began on April 15, 2008.

Comparative Cash Flow Analysis

Net cash provided by operating activities increased $210 million from $1,201 million to $1,411 million for the nine months ended June 30, 2007, and 2008, respectively. This increase was primarily due to:

•
An increase in cash from operating revenues of $777 million resulting primarily from increases in revenue from municipalities and cooperatives and industries directly served, in both cases, from higher average rates and the FCA and, in the case of industries directly served, higher volume; and

•
A $87 million reduction in cash used by changes in working capital resulting primarily from a $68 million smaller increase in inventories and other, a $45 million smaller decrease in interest payable, and a $22 million greater reduction in accounts payable and accrued liabilities, partially offset by a $4 million smaller decrease in accounts receivable.

These items were partially offset by:

•	An increase in cash paid for fuel and purchased power of $371 million due to higher volume and increased market prices for purchased power;

•	An increase in cash paid for interest of $119 million;

•	An increase in cash paid for refueling outage costs of $55 million;

•
Cash used by deferred items of $3 million in the first nine months of 2008 compared to $43 million of cash provided by deferred items in the same period of 2007.  This change is primarily due to funds collected in rates during the first nine months of 2007 that were used to fund future generation.  See Note 1 — Reserve for Future Generation; and

•	An increase in tax equivalent payments of $33 million.

Cash used in investing activities increased $453 million from the first nine months of 2007 to the first nine months of 2008.  The increase is primarily due to:

•
An increase in expenditures for capital projects of $401 million primarily due to the purchase of a three-unit, 891-megawatt combined cycle, combustion-turbine facility located in Southaven, Mississippi; and

•	A $144 million increase in expenditures primarily for the enrichment and fabrication of nuclear fuel related to a buildup of fuel for strategic inventory purposes.

These items were partially offset by the use of $100 million in the first nine months of 2007 to acquire two combustion turbine facilities.

Net cash provided by financing activities was $512 million during the first nine months of 2008 as compared to net cash used by financing activities of $265 million during the same period of 2007.  The change was primarily the result of an increase in long-term debt issues of $2,069 million as a result of the issuance of $2,105 million of long-term debt.

This increase was partially offset by:

•
The net redemption of $966 million of short-term debt during the first nine months of 2008 as compared to the net issuance of $234 million of short-term debt during the same period of the prior year; and

•	An increase in redemptions and repurchases of long-term debt of $70 million, with long-term debt of $539 million retired in the first nine months of 2008.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2008, are detailed in the following table.

Commitments and Contingencies
	Total		2008 (1)	2009	2010	2011	2012	Thereafter

Debt	$23,100	(2)	$456	$2,030	$–	$1,000	$1,514	$18,100
Interest payments relating to debt	21,932		197	1,251	1,195	1,167	1,138	16,984
Lease obligations
Capital	168		1	56	56	51	4	–
Non-cancelable operating	403		16	56	44	34	30	223
Purchase obligations
Power	7,252		73	200	213	225	225	6,316
Fuel	3,396		672	670	659	294	400	701
Other	457		105	212	33	24	23	60
Payments on other financings	1,402		19	85	89	95	97	1,017
Payment to U.S. Treasury
Return of Power Facilities Appropriation Investment	130		20	20	20	20	20	30
Return on Power Facilities Appropriation Investment	292		19	22	23	23	22	183
Retirement plans (3)	44		44	–	–	–	–	–
Total	$58,576		$1,622	$4,602	$2,332	$2,933	$3,473	$43,614

Notes
(1)	Period July 1 - September 30, 2008.
(2)	Does not include noncash items of foreign currency valuation loss of $266 million and net discount on sale of Bonds of $199 million.
(3)	The TVA Board plans to evaluate the need for future funding on an annual basis through the ratemaking process.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations

	Total	2008 (1)	2009	2010	2011	2012	Thereafter

Energy Prepayment Obligations	$1,059	$26	$105	$105	$105	$105	$613

Note
(1)      Period July 1 - September 30, 2008.

During the first quarter of 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2.  As of June 30, 2008, expenditures against these contracts are forecasted to be approximately $1.4 billion through 2012.

Results of Operations

Financial Results

The following table compares operating results and selected statistics for the three and nine months ended June 30, 2008, and 2007:

Summary Statements of Income

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
		As Restated		As Restated
Operating revenues	$2,552	$2,265	$7,430	$6,650
Revenue capitalized during pre-commercial plant operations	–	(23)	–	(23)
Operating expenses	(2,111)	(1,837)	(6,164)	(5,497)
Operating income	441	405	1,266	1,130
Other income, net	7	16	8	51
Unrealized gain on derivative contracts, net	–	98	–	129
Interest expense, net	(348)	(305)	(1,031)	(915)
Net income	$100	$214	$243	$395

Sales (millions of kWh)	41,927	42,147	130,485	126,093

Heating degree days (normal 222 and 3,391, respectively)	223	264	3,109	3,123
Cooling degree days (normal 577 and 651, respectively)	607	735	768	861
Combined degree days (normal 799 and 4,042, respectively)	830	999	3,877	3,984

Net income for the third quarter of 2008 was $100 million compared to net income of $214 million for the same period in 2007.  The $114 million decrease in net income was primarily attributable to:

•	A $274 million increase in operating expenses;

•
A $98 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions;

•	A $43 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to allowance for funds used during construction (“AFUDC”); and

•	An $9 million decrease in net other income.

These items were partially offset by:

•	A $287 million increase in operating revenues; and
•	A reduction of $23 million in revenue capitalized during pre-commercial plant operations.

Net income through the first three quarters of 2008 was $243 million compared to net income of $395 million for the same period in 2007.  The $152 million decrease in net income was primarily attributable to:

•	A $667 million increase in operating expenses;

•
A $129 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions;

•	A $116 million increase in net interest expense resulting mainly from the change in ratemaking methodology relating to AFUDC; and

•	A $43 million decrease in net other income.

These items were partially offset by:

•	A $780 million increase in operating revenues; and
•	A reduction of $23 million in revenue capitalized during pre-commercial plant operations.

Operating Revenues.   Below is a detailed table of operating revenues for the three and nine months ended June 30, 2008, and 2007.

Operating Revenues

	Three Months Ended June 30			Nine Months Ended June 30
	2008	2007	Percent Change	2008	2007	Percent Change
		(As Restated)			(As Restated)
Sales of Electricity
Municipalities and cooperatives	$2,125	$1,889	12.5%	$6,110	$5,549	10.1%
Industries directly served	361	304	18.8%	1,135	907	25.1%
Federal agencies and other	31	29	6.9%	89	80	11.3%
Other revenue	35	43	(18.6%)	96	114	(15.8%)
Total operating revenues	$2,552	$2,265	12.7%	$7,430	$6,650	11.7%

Significant items contributing to the $287 million increase in operating revenues for the third quarter of 2008 as compared to the same period in 2007 included:

•
A $236 million increase in revenue from Municipalities and cooperatives primarily due to the FCA, which provided $151 million in additional revenue.  Fluctuations in rates related to certain types of energy programs and credits provided $135 million in additional revenue.  Rates increased on average 7.9 percent in the third quarter of 2008 from the third quarter of 2007 primarily due to a firm wholesale rate increase effective April 1, 2008 of 7.0 percent.  This increase was partially offset by decreased sales, which reduced revenue by $57 million;

•
A $57 million increase in revenue from Industries directly served mainly attributable to increased sales of 13.1 percent, the FCA, and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits provided $37 million, $13 million, and $7 million, respectively, in additional revenue; and

•
A $2 million increase in revenue from Federal agencies and other due to a $4 million increase in revenue from federal agencies directly served mainly attributable to an average increase in rates of 7.0 percent and the FCA.  Fluctuations in rates and the FCA each provided $2 million in additional revenue.  This increase was partially offset by a decrease in off system sales of $2 million.

These items were partially offset by a $8 million decrease in Other revenue primarily as a result of a decrease in transmission revenues from wheeling activity and a decrease in revenues from activities not directly related to TVA’s power program.

Significant items contributing to the $780 million increase in operating revenues for the first three quarters of 2008 as compared to the same period in 2007 included:

•
A $561 million increase in revenue from Municipalities and cooperatives largely reflecting the FCA, which yielded $373 million in additional revenue.  Fluctuations in rates contributed to $176 million of the increase primarily due to the base rate increase on firm wholesale products effective during the third quarter of 2008.  A slight increase in sales provided an additional $12 million in revenue.

•
A $228 million increase in revenue from Industries directly served primarily as a result of increased sales of 17.6 percent, the FCA, and fluctuations in rates related to certain types of energy programs and credits.  Increased sales, the FCA, and fluctuations in rates related to certain types of energy programs and credits yielded $153 million, $50 million, and $25 million, respectively, in additional revenue; and

•
A $9 million increase in revenue from Federal agencies and other is due to an $11 million increase in revenue from federal agencies directly served mainly attributable to the FCA, increased sales of 6.5 percent, and fluctuation in rates related to certain types of energy programs and credits which yielded $5 million, $4 million, and $2 million in revenues. The increase in revenues was partially offset by a decrease in off system sales of $2 million.

These items were partially offset by a $18 million decrease in Other revenue largely reflecting a $4 million decrease in transmission revenues from wheeling activity and a decrease in revenues from activities not directly related to TVA’s power program.

A detailed table of sales of electricity for the three and nine months ended June 30, 2008, and 2007, is below.

Sales of Electricity
(Millions of kWh)

	Three Months Ended June 30			Nine Months Ended June 30
	2008	2007	Percent Change	2008	2007	Percent Change
		(As Restated)			(As Restated)
Sales of electricity
Municipalities and cooperatives	33,088	34,254	(3.4%)	101,146	100,934	0.2%
Industries directly served	8,352	7,384	13.1%	27,830	23,667	17.6%
Federal agencies and other	487	509	(4.3%)	1,509	1,492	1.1%
Total sales of electricity	41,927	42,147	(0.5%)	130,485	126,093	3.5%

Significant items contributing to the 220 million kilowatt-hour decrease in sales of electricity for the third quarter of 2008 as compared to the same period in 2007 included:

•
A 1,166 million kilowatt-hour decrease in sales to Municipalities and cooperatives.  Sales to municipalities and cooperatives react more to weather than other categories of sales, because residential demand is more weather sensitive.  For the third quarter of 2008, there was a decrease in combined degree days of 169 days, or 16.9 percent.  The unfavorable weather effects were partially offset by the addition of Bristol Virginia Utilities (BVU) as a customer in January 2008.

•	A 22 million kilowatt-hour decrease in sales to Federal agencies and other.

o	This decrease was due to a 37 million kilowatt-hour decrease in off-system sales primarily reflecting decreased generation available for sale.

o
This item was partially offset by a 15 million kilowatt-hour increase in sales to federal agencies directly served attributable largely to an increase in demand by several directly served federal agencies as a result of change in the nature and scope of their loads.

•
These decreases were partially offset by a 968 million kilowatt-hour increase in sales to Industries directly served.  Eighty-four percent of the increase was attributable to increased demand from three of TVA’s largest industrial customers to accommodate higher production levels at their facilities

Significant items contributing to the 4,392 million kilowatt-hour increase in sales of electricity for the first three quarters of 2008 as compared to the same period in 2007 included:

•
A 4,163 million kilowatt-hour increase in sales to Industries directly served.  Eighty-three percent of the increase was attributable to increased demand from three of TVA’s largest industrial customers to accommodate higher production levels at their facilities.  In addition, aggregate demand from a few other large directly served industrial customers increased as a result of changes in product mix and higher production levels at their facilities.

•
A 212 million kilowatt-hour increase in sales to Municipalities and cooperatives due to the addition of a customer and an extra day of sales due to leap year.  These increases were partially offset by a decrease in combined degree days of 107 days, or 2.7 percent.

•	A 17 million kilowatt-hour increase in sales to Federal agencies and other.

o
This increase was due to a 82 million kilowatt-hour increase in sales to federal agencies directly served attributable largely to an increase in demand by several directly served federal agencies as a result of a change in the nature and scope of their loads.

o	This item was partially offset by a 65 million kilowatt-hour decrease in off-system sales primarily reflecting decreased generation available for sale.

For 2009, TVA has forecasted relatively flat load and sales growth as compared to 2008.  This forecast is due in part to expected tighter economic conditions.  As economic conditions have deteriorated, TVA has experienced roughly a five percent reduction in expected sales in early 2009 and anticipates that the energy sales for the remainder of 2009 will be lower than expected in the 2009 budget. TVA is not anticipating conditions to improve significantly in the near future but continues to monitor and react to these trends.

Operating Expenses.  Operating expenses for the three and nine months ended June 30, 2008, and 2007, consisted of the following:

Operating Expenses

	Three Months Ended June 30			Nine Months Ended June 30
	2008	2007	Percent Change	2008	2007	Percent Change
		(As Restated)			(As Restated)
Fuel and purchased power	$1,013	$790	28.2%	$2,908	$2,370	22.7%
Operating and maintenance	575	571	0.7%	1,714	1,687	1.6%
Depreciation, amortization, and accretion	394	366	7.7%	1,176	1,096	7.3%
Tax equivalents	122	109	11.9%	359	326	10.1%
Loss on asset impairment	7	1	600.0%	7	18	(61.1%)
Total operating expenses	$2,111	$1,837	14.9%	$6,164	$5,497	12.1%

Significant drivers contributing to the $274 million increase in total operating expenses for the third quarter of 2008 as compared to the same period in 2007 included:

•	A $223 million increase in Fuel and purchased power expense.

o	This increase was due to a $215 million increase in fuel expense and an $8 million increase in purchased power expense.

–	The increase in fuel expense was attributable to:

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 26.9 percent, which resulted in $149 million in additional expense;

•	A decrease in the FCA net deferral and amortization of $59 million; and

•	An increase in the net commercial generation of 1.0 percent, which resulted in $6 million in additional expense.

–	The increase in purchased power expense was due to:

•	A decrease in the FCA net deferral and amortization for purchased power expense of $35 million; and

•	An increase in the average purchase price of 5.5 percent, which resulted in $15 million in additional expense.

–	The increase in purchased power expense was partially offset by a decrease in volume of purchased power of 13.7 percent resulting in a $42 million reduction in expense.

•	A $28 million increase in Depreciation, amortization, and accretion expense.

o	This increase was a result of a $28 million increase in depreciation expense due to:

–	An increase in depreciation rates at several of TVA’s facilities; and

–	An increase in completed plant accounts due to net plant additions.

–	This trend did not carry into the fourth quarter due to a change in regulatory accounting.

•
A $13 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

•	A $6 million increase in Loss on asset impairment from $1 million in the third quarter of 2007 to $7 million in the third quarter of 2008. See Note 9.

o
This $7 million Loss on asset impairment in the third quarter of 2008 was recorded as a result of partial write-downs for scrubber projects at TVA’s Bull Run Fossil Plant (“Bull Run”) and John Sevier Fossil Plant (“John Sevier”) related to Construction in progress assets.

o	The $1 million Loss on asset impairment for the third quarter of 2007 resulted from write-downs of Construction in progress assets related to a revaluation of projects due to funding limitations.

•	A $4 million increase in Operating and maintenance expense.

o	This increase was a result of:

–	Increased workers’ compensation expense of $12 million primarily due to a lower discount rate used by TVA to estimate workers’ compensation expense during the third quarter of 2008.

–	Increased operating and maintenance costs at nuclear plants of $10 million primarily attributable to:

•	The addition of Browns Ferry Unit 1 which was not in commercial operation during the third quarter of 2007;

•	Increased costs for labor, materials, equipment, and contracts due to various forced maintenance outages in 2008; and

•	Timing of midcycle and forced outages.

–
Increased benefit expense of $2 million largely reflecting increased costs of $6 million related to Federal Insurance Contributions Act contributions.  This increase was partially offset by decreased health care and dental costs of $4 million during the third quarter of 2008.

o	These items were partially offset by:

–	Decreased pension costs of $16 million mainly as a result of a 0.35 percent higher discount rate used during the third quarter of 2008; and

–
Decreased operating and maintenance costs at coal-fired and combustion turbine plants of $8 million primarily due to projects at Cumberland Fossil Plant in the third quarter of 2007 that did not reoccur in the third quarter of 2008 and lower staff and contractor costs at Johnsonville Fossil Plant, partially offset by an increase due to the expense of operating an additional combined cycle, combustion turbine unit not operated during the third quarter of 2007.

Significant drivers contributing to the $667 million increase in total operating expenses for the first three quarters of 2008 as compared to the same period in 2007 included:

•	A $538 million increase in Fuel and purchased power expense.

o	This increase was due to a $226 million increase in purchased power expense and a $312 million increase in fuel expense.

–	The increase in purchased power expense was due to:

•	An increase in the average purchase price of 11.0 percent, which resulted in $98 million in additional expense;

•	An increase in the volume of purchased power of 11.5 percent, which resulted in $92 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for purchased power expense of $36 million.

–	The increase in fuel expense was attributable to:

•	An increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 9.5 percent, which resulted in $165 million in additional expense;

•	An increase in the net commercial generation of 4.7 percent, which resulted in $78 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for fuel expense of $69 million.

•	An $80 million increase in Depreciation, amortization, and accretion expense.

o	This increase was a result of a $79 million increase in depreciation expense and a $1 million increase in accretion expense due to:

–	An increase in depreciation rates at several of TVA’s facilities;

–	An increase in completed plant accounts due to net plant additions; and

–	Accretion on the asset retirement obligation.

–	This trend did not carry into the fourth quarter due to a change in regulatory accounting.

•
A $33 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

•	A $27 million increase in Operating and maintenance expense.

o	This increase was largely a result of:

–	Increased routine operating and maintenance costs at nuclear plants of $37 million primarily attributable to:

•	The operation in the first three quarters of 2008 of Browns Ferry Unit 1, which was not commercially operated during the first three quarters of 2007, and

•	Increased costs for labor, materials, equipment, and contracts due to various forced maintenance outages in 2008.

–	Increased workers’ compensation expense of $36 million primarily due to a lower discount rate used by TVA to estimate workers’ compensation expense during the first nine months of 2008.

–	Increased routine operating and maintenance cost at coal-fired and combustion turbine plants of $12 million largely due to:

•	Significant repair work at Paradise Fossil Plant not present in 2007; and

•
The operation of two additional combustion turbine units for all three quarters in 2008, and the operation of one additional combined cycle, combustion turbine in the third quarter of 2008 not operated during the third quarter of 2007.

o	These items were partially offset by:

–	Decreased pension costs of $45 million mainly as a result of a 0.35 percent higher discount rate used during the first three quarters of 2008; and

–
Decreased operating and maintenance costs of $8 million related to power systems operations due to timing and a change in the nature and scope of the projects during the first three quarters of 2008 and lower headcount; and

The increases in Fuel and purchased power expense, Depreciation, amortization, and accretion expense, Tax equivalent payments, and Operating and maintenance expense during the first three quarters of 2008 were partially offset by:

•	An $11 million decrease in Loss on asset impairment from $18 million during the first three quarters of 2007 to $7 million for the same period in 2008. See Note 9.

o
The $7 million Loss on asset impairment in the first three quarters of 2008 was recorded as a result of partial write-downs for scrubber projects at Bull Run and John Sevier related to Construction in progress assets.

o
The $18 million Loss on asset impairment in the first three quarters of 2007 included a $17 million write-off of a scrubber project at Colbert Fossil Plant and a $1 million write-down related to other construction projects assets.

Other Income, Net. The $9 million decrease in Other income, net for the third quarter of 2008 as compared to the same period in 2007 was largely attributable to unrealized losses on TVA’s Supplemental Executive Retirement Plan funds and restricted investments related to the collateral held by TVA, decreased interest income from short-term investments, and decreases in external business for the quarter primarily due to differences in timing and recognition of maintenance and testing revenues.

The $43 million decrease in Other income, net for the first three quarters of 2008 as compared to the same period in 2007 was largely attributable to unrealized losses on TVA’s Supplemental Executive Retirement Plan funds and restricted investments related to the collateral held by TVA, decreased interest income from short-term investments, and decreases in external business primarily due to differences in timing and recognition of maintenance and testing revenues.  These items contributed to a decrease in income of $29 million, $13 million, and $4 million, respectively.

Unrealized Gain on Derivative Contracts, Net.  The decreases in Unrealized gain on derivative contracts, net were attributable to the change in ratemaking methodology.  In 2008, TVA began using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The values of the swaps and swaptions for 2008 were recorded on TVA’s balance sheet and no income was recognized.  However, TVA recognized $98 million and $129 million as Unrealized gain on derivative contracts, net for the third quarter of 2007 and the first three quarters of 2007, respectively.  See Changes in Ratemaking.

           Interest Expense. Interest expense, outstanding debt, and interest rates for the three and nine months ended June 30, 2008, and 2007, consisted of the following:

Interest Expense

	Three Months Ended June 30			Nine Months Ended June 30
	2008	2007	Percent Change	2008	2007	Percent Change
		(As Restated)			(As Restated)
Interest on debt and leaseback obligations	$347	$346	0.3%	$1,028	$1,045	(1.6%)
Amortization of debt discount, issue, and reacquisition costs, net	5	4	25.0%	15	14	7.1%
Allowance for funds used during construction and nuclear fuel expenditures	(4)	(45)	(91.1%)	(12)	(144)	(91.7%)
Net interest expense	$348	$305	14.1%	$1,031	$915	12.7%

	(percent)			(percent)
	2008	2007	Percent Change	2008	2007	Percent Change
Interest rates (average)
Long-term	6.27	5.98	4.8%	6.21	5.98	3.8%
Discount notes	2.04	5.22	(60.9%)	3.83	5.21	(26.5%)
Blended	6.18	5.89	4.9%	6.11	5.90	3.6%

Significant items contributing to the $43 million increase in net interest expense for the third quarter of 2008 as compared to the same period in 2007 included:

•
A $41 million decrease in capitalized interest on construction projects and nuclear fuel expenditures primarily due to the change in ratemaking methodology regarding AFUDC.  TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in construction projects has been capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  AFUDC interest continues to be a component of asset cost for projects meeting this criteria and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria are no longer capitalized as AFUDC and will be recovered in current year rates as a component of interest expense;

•	An increase of $1.4 billion in the average balance of long-term debt outstanding in the third quarter of 2008 as compared to the same period of 2007; and

•	An increase in the average long-term interest rate from 5.98 percent during the third quarter of 2007 to 6.27 percent during the same period of 2008.

These items were partially offset by:

•	A decrease in the average discount notes interest rate from 5.22 percent during the third quarter of 2007 to 2.04 percent during the same period of 2008; and

•	A decrease of $2.0 billion in the average balance of discount notes outstanding in the third quarter of 2008 as compared to the same period of 2007.

Significant items contributing to the $116 million increase in net interest expense for the first three quarters of 2008 as compared to the same period of 2007 included:

•	A $132 million decrease in AFUDC and nuclear fuel expenditures primarily due to the previously described change in ratemaking methodology;

•	An increase in the average long-term interest rate from 5.98 percent during the first three quarters of 2008 to 6.21 during the same period of 2008; and

•	An increase of $554 million in the average balance of long-term outstanding debt in the first three quarters of 2008 as compared to the same period of 2007.

These items were partially offset by:

•	A decrease in the average discount notes interest rate from 5.21 percent during the first three quarters of 2007 to 3.83 percent during the same period in 2008; and

•	A decrease of $1.5 billion in the average balance of discount notes outstanding in the first three quarters of 2008 as compared to the same period of 2007.

Off-Balance Sheet Arrangements

TVA entered into one transaction that could constitute an off-balance sheet arrangement.  In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the nine months ended June 30, 2008.  Power purchases for the first nine months of 2008 under the agreement amounted to $83 million, and the remaining financial commitment under this agreement is $6.8 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

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

Changes in Ratemaking

TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in construction projects has been capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest cost associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria is no longer capitalized as AFUDC and will be recovered in current year rates as a component of interest expense.  As a result of the new policy, TVA recorded a total of $12 million in AFUDC during the first nine months of 2008 compared to $144 million for the first nine months of 2007.

The TVA Board approved, beginning in 2008, the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions. This reflects that the effects of these transactions are included in ratemaking when they actually settle. This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions will still be recorded on TVA’s balance sheet, and any interest expense impacts will continue to be reflected in TVA’s income statement. The deferred unrealized gain on the value of the swaps and swaptions was $74 million for the third quarter of 2008, and the deferred unrealized loss for the first nine months of 2008 was $125 million. The deferred unrealized loss of $125 million is included as a Regulatory asset on the June 30, 2008, Balance Sheet.

New Accounting Standards and Interpretations

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, FASB released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method.  The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.  TVA adopted this guidance for 2008.  Except for the recording of certain regulatory assets, TVA’s policy is to expense maintenance costs as incurred (direct expensing method).  Therefore, the adoption of this FSP did not have a material impact on TVA’s results of operations or financial position.

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”).   SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.   SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.   SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  Provisions of SFAS No. 157 were to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, in February 2008, FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157,” (“SFAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA will implement SFAS No. 157 in the first quarter of 2009, and will utilize the deferral portion of FSP FAS 157-2 for all nonfinancial assets and liabilities within its scope.  In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued, and will become effective for TVA at upon its implementation of SFAS No. 157 during the first quarter of 2009.  TVA is evaluating the requirements of SFAS No. 157 and the related FSP’s and has not yet determined the impact of their implementation, which may or may not be material to TVA’s results of operations or financial position.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  SFAS No. 159 will become effective for TVA during the first quarter of 2009.  TVA is evaluating the requirements of this statement and has not yet determined the potential impact of its implementation, which may or may not be material to TVA’s results of operations or financial position.

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

Business Combinations.  In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  The provisions of SFAS No. 141R are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS No. 161”) which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The effective date of adoption for TVA is the second quarter of 2009.

Hierarchy of Generally Accepted Accounting Principles.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of SFAS No. 162 is not expected to have a material impact on TVA’s consolidated financial position and results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets. On October 29, 2008, FASB issued FSP No.132 (R)-a, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require that an employer disclose the following information about the fair value of plan assets: 1) the level within the fair value hierarchy in which fair value measurements of plan assets fall; 2) information about the inputs and valuation techniques used to measure the fair value of plan assets; and 3) a reconciliation of beginning and ending balances for fair value measurements of plan assets using significant unobservable inputs.  The final FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting this FSP on its disclosures in the financial statements.

Corporate Governance

TVA Board

On June 24, 2008, Bishop William Graves, a former member of the TVA Board, was sworn in for a second term on the TVA Board.  His second term will expire in 2012.

In May 2008, Michael Bemis from Madison, Mississippi was nominated by the President of the United States to be a member of the TVA Board. If confirmed by the U.S. Senate, his term would end in 2013.  Mr. Bemis has held a number of executive positions in the electric-utility industry, and earlier in his career he was a certified public accountant.  Also awaiting action by the U.S. Senate is the nomination of Ms. Susan Richardson Williams, a former member of the TVA Board, who has been re-nominated for a new term.

Departure of Director

On May 19, 2008, Director Skila S. Harris concluded her service on the TVA Board.

Bylaw Changes

On May 19, 2008, the TVA Board modified section 2.1 of the TVA Bylaws to reflect the fact that the functions of the Governance Committee were being performed by another committee, the Audit, Governance, and Ethics Committee, and that the Governance Committee ceased to exist.

On April 3, 2008, the TVA Board approved the following changes to TVA’s Bylaws:

Section 1.6 was added to provide that when TVA Board vacancies result in there being less than a quorum (less than five members), the TVA Board may continue to exercise such powers as are necessary to assure continuity of operations along the lines established by the TVA Board when it had a quorum, but may not direct TVA into new areas of activity, embark on new programs, or change TVA’s existing direction.

Section 1.9 (formerly Section 1.8) was replaced with a more specific statement that the principal responsibilities of the TVA Board are to establish “the broad strategies, goals, objectives, long-range plans, and policies” of TVA in a manner consistent with the missions set forth in the TVA Act and to ensure “that those are achieved by the Chief Executive Officer.”

Section 1.10 was added to specify that the authorities of the Chairman of the TVA Board are those necessary or appropriate to carry out the responsibilities vested in the Chairman under the Bylaws.

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

Section 3.5 was added to specify that the CEO would identify to the TVA Board which TVA executive officer, or succession of executive officers, would serve in the CEO’s stead in the event the CEO became unable to carry out his or her duties and responsibilities for any reason.  Such executive officer would serve as CEO until such time as the Board decided otherwise.

Article IV was added to specify that the TVA Board Practices system is the means used by the TVA Board to (i) define TVA Board and TVA Board Committee processes beyond what is specified in the Bylaws, (ii) interpret Bylaw provisions, and (iii) provide guidance or delegate additional authorities to the CEO.

Section 6.3 (formerly Section 5.3) was modified to recognize that (i) the TVA Board has already approved and provided to Congress (as information) a conflict-of-interest policy applicable to TVA Board members, the CEO, and all TVA employees and (ii) any subsequent changes to that policy adopted by the TVA Board shall also be provided to Congress.

Legislative and Regulatory Matters

President’s Budget

On February 4, 2008, the Office of Management and Budget (“OMB”) transmitted the President’s proposed 2009 federal budget to Congress. The proposed budget recommends allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2009. Funding for TVA’s Office of the Inspector General is currently established by TVA. The U.S. Senate Appropriations Committee’s (“Committee”) report for the 2009 Energy and Water Development Appropriation Bill (“Bill”) noted that the Committee did not recommend including this proposal of the President in the Bill because TVA has funded the requests of the TVA Inspector General from power revenues and receipts and the Committee saw no compelling reason to change the funding mechanism for the TVA Inspector General.

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell of Kentucky introduced the Access to Competitive Power Act of 2007 in the U.S. Senate. Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service. No further congressional action has taken place on this bill since the date of its introduction.

On October 18, 2007, Senators Joseph Lieberman and John Warner introduced America’s Climate Security Act of 2007 in the U.S. Senate.  This economy-wide bill would mandate the reduction of greenhouse gas emissions of covered facilities through a cap-and-trade structure. Covered facilities include those that use more than 5,000 tons of coal per year. Compliance may be met through trading, banking, borrowing, and offsets. In May 2008, Lieberman and Warner re-introduced the bill as the Lieberman-Warner Climate Security Act of 2008, S. 3036. On June 6, 2008, the bill failed to obtain enough votes to overcome a filibuster and to move to final consideration in the U.S. Senate.  No further action is expected for this year.

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

 As discussed in the Annual Report, in the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Air Act (“CAA”), the Environmental Protection Agency (“EPA”) promulgated a final rule for existing power producing facilities (“Phase II Rule”) that became effective on September 7, 2004.  On January 25, 2007, the U.S. Court of Appeals for the Second Circuit remanded the Phase II Rule, holding, among other things, that costs cannot be compared to benefits in picking the best technology available to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil, LLC filed a petition seeking review of the decision by the U.S. Supreme Court.  TVA and the Attorneys General of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the U.S. Supreme Court granted the petition, limiting its review to one issue: "Whether Section 316(b) of the Clean Water Act authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.” The Department of Justice and industry petitioners will defend the EPA rule supporting the concept that costs under the rule should be limited to those that are commensurate with but do not exceed the benefits to be derived. The case will be argued in the upcoming term of the U.S. Supreme Court. TVA is unable to predict the outcome.

In May 2007, the TVA Board approved a Strategic Plan.  Due to the increasing level and complexity of environmental requirements and expectations, TVA has completed a new, high-level, environmental policy to align with and execute the direction in the 2007 TVA Strategic Plan.  TVA’s Environmental Policy was approved by the TVA Board on May 19, 2008, and is an integrated framework which provides policy-level guidance to carry out TVA's mission by providing cleaner, still affordable energy, sustainable economic development, and proactive environmental stewardship.   The policy sets out environmental objectives and critical success factors in six environmental dimensions: climate change mitigation, air quality improvement, water resource protection and improvement, waste minimization, sustainable land use, and natural resource management.

In light of increasing national focus on renewable and clean energy and TVA's desire to reduce its environmental footprint, on May 19, 2008, the TVA Board approved staff recommendations for an Energy Efficiency and Demand Response Plan and a Renewable and Clean Energy Assessment.

The Energy Efficiency and Demand Response Plan seeks to slow the current rate of growth in the region’s power demand by providing opportunities for residential, business and industrial consumer groups to use energy more efficiently. In the short term, the plan proposes reducing the growth in peak demand by up to 1,400 megawatts by the end of the 2012 fiscal year.

The Renewable and Clean Energy Assessment strives to add clean energy resources to TVA’s generating mix to help reduce carbon emissions while minimizing costs and maintaining a reliable power supply. The assessment proposes to review TVA’s generation mix and identify a road map for pursuing additional renewable and clean energy supply in the region, and recommends consideration of different sources of renewable energy and a reduction in carbon intensity in TVA’s generation mix, along with additional energy conservation by everyone who uses electricity. Under the Renewable and Clean Energy Assessment, TVA will strive to have at least 50 percent of TVA’s generation portfolio be from low-carbon and zero-carbon sources by 2020.

Section 303d of the Clean Water Act requires states to develop and report to EPA on a two-year cycle a list of waters that are "water quality limited" or are expected to not meet water quality standards in the next two years and need additional pollution controls. The Tennessee Department of Environment and Conservation (“TDEC”) has placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant on its 2008 list of impaired streams (“303d List”).  This section of Barkley Reservoir had not been listed previously. The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs on the Wolf Creek and Center Hill Dams coupled with the most severe drought on record in the region. The lower flows made less water available to dissipate the heated discharge from Cumberland Fossil Plant and resulted in increased river temperatures. The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill Dams may impact the generation of electricity from TVA's Cumberland and Gallatin Fossil Plants. Placing this section of Barkley reservoir on the 303d List could also impact the thermal limits imposed by the State of Tennessee when the discharge permit for Cumberland Fossil Plant is renewed in 2010, or earlier if the state or EPA determines that additional actions are required to protect the aquatic environment below the plant.  TVA is working with the Corps and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.  TVA began operating and is continuing to install additional temporary cooling towers at the Cumberland Fossil Plant to reduce summer derates and to improve both instream river temperatures and dissolved oxygen levels.

On February 8, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) vacated the EPA’s delisting rule to remove coal- and oil-fired Electric Generating Units (“EGU”) from the list of stationary sources whose hazardous air pollutant emissions are subject to the Maximum Achievable Control Technology (“MACT”) standards under section 112 of the CAA.   The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to delist EGUs in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate utilities under section 112(d), setting MACT standards for emissions regulated under Section 112 based on command and control type requirements for EGU's. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost to comply with CAMR.

Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline by more than 35 percent, primarily as a result of the co-benefits received from the controls TVA is installing to reduce sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”).

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

In 2009, states will have to recommend to EPA those counties proposed to be designated as “non-attainment” with the new standards.  In 2010, EPA will finalize attainment designations using 2006-2008 monitoring data.  States must submit plans to EPA no later than 2013 that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (2013 through 2030) depending on the severity of the ozone problem.

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil fuel-fired power plants. As a result of its emission reduction program, TVA’s summertime (when ozone levels increase) NOx emissions have declined by 81 percent since 1995.

Based on 2005 through 2007 monitoring data, virtually all counties in the Tennessee Valley area with an ozone monitor or that are in a Metropolitan Statistical Area with a monitor will likely be designated as non-attainment for the new standard. This includes most of the urban areas in Tennessee including Nashville.

This action is likely to create pressure on TVA to reduce NOx emissions sooner than planned, especially at Gallatin and/or Johnsonville Fossil Plants due to their proximity to Nashville.  In anticipation of the need for future reductions, TVA is using more stringent planning targets for emission budgets in its Clean Air Plan.

In a similar action, on August 19, 2008, EPA sent letters to state and tribal representatives responding to their initial recommendations for areas meeting and not meeting the 24-hour National Ambient Air Quality Standards for fine particles (PM2.5). States and tribes now have the opportunity to comment on EPA’s modifications to their recommendations, and to provide new information and analyses to EPA if appropriate. Several counties and parts of counties in the Tennessee Valley that include or are close to TVA coal-fired generating plants are included in this preliminary designation. Particular areas of concern to TVA are the Kentucky counties of Muhlenberg and McCracken and the Tennessee counties of Humphreys, Montgomery, and Stewart as well as the counties in the Knoxville area. TVA will continue efforts to reduce emissions and engage regional and national stakeholders to further understand and improve regional air quality. In 2006 EPA revised its national ambient air quality standards for PM2.5 by lowering the 24-hour standard from 65 micrograms per cubic meter (μg/m3) to 35 μg/m3.  EPA plans to make final designations in December 2008 using air quality monitoring data from 2005, 2006, and 2007.

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

In March 2007, TDEC, responding to information and pressure from the EPA, adopted a lower, more conservative threshold (0.3 ppm) for issuing precautionary advisories for fish consumption due to mercury.  Adoption of the lower threshold resulted in issuing several new precautionary fish consumption advisories in April 2007 for all or parts of five TVA reservoirs (Norris, Cherokee, South Holston, Watauga, and Tellico) and parts of four other rivers in the Tennessee Valley (Buffalo, Emory, Hiwassee, and Holston) as well as the Loosahatchie, Wolf, and Mississippi rivers in the State of Tennessee that are not in the Tennessee Valley.

As part of the 2007 advisory determinations, TDEC also identified several water bodies where more data were needed to determine if advisories were necessary. State of Tennessee agencies have since collected fish from those water bodies and decided several of them needed advisories to protect public health.

The new precautionary advisory list for 2008 includes one additional TVA reservoir (Beech) and three additional river segments in the Tennessee Valley (French Broad, Sequatchie, and Duck).  Also, existing advisories for several reservoirs and rivers were expanded to include mercury as a chemical of concern and/or to include more kinds of fish.

On July 11, 2008, the D.C. Circuit issued a decision in State of North Carolina vs. EPA that vacated the Clean Air Interstate Rule (“CAIR”) in its entirety and directed EPA to promulgate a new rule that is consistent with the D.C. Circuit’s opinion. EPA promulgated CAIR in 2005 and the rule required significant additional utility reductions of emissions of SO2 and NOx in the eastern half of the United States including all of TVA’s operating area.  The requirements of CAIR formed the basis for TVA (and much of the utility industry’s) planning with regard to air emission controls beginning in 2009 and continuing well into the next decade.

In the absence of CAIR, other regulatory drivers under the CAA such as ozone and fine particulate non-attainment areas in the various states, the Regional Haze Rule and provisions in the CAA (Section 126 Petitions) covering interstate transport of pollutants will continue to drive installation of additional controls on electric generating units across the industry, including at TVA. TVA will continue its previously announced emissions reduction program, including completion of scrubbers for SO2 control at Bull Run, Kingston, and John Sevier Fossil Plants and installation of SCRs at John Sevier.  TVA will also begin operation of the 21 SCR's and other NOx controls year-round beginning in October 2008 (except for required maintenance outages), and remains committed to the goal in the Environmental Policy to control over 80 percent of fossil fuel generation in the next 10 years.

The D.C. Circuit’s recent decisions with regard to CAIR and CAMR may also have the effect of reviving interest in Congress in adopting multi-pollutant control legislation focused on the electric power sector. Among other things, such an approach could seek to establish coordinated caps for power plant emissions of mercury, SO2, NOx, and carbon dioxide (“CO2 ”).

As reported in the 2007 Annual Report, EPA and a working group of potentially responsible parties (the "PRP Work Group") have provided documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the Ward Transformer site in North Carolina in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA. The estimated cost of the on-site removal has increased significanlty from the $20 million estimate reported in the Annual Report. The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation. The first phase of soil cleanup is underway, and the high end cost estimate for this work is about $66 million. There are no reliable estimates for the second phase of soil cleanup or the supplemental groundwater remediation.  EPA has selected a cleanup plan for the down stream drainage basin with a present worth cost estimate of $6.13 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs. The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup. It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.  This defense is highly fact specific and not likely to be accepted by the PRP Work Group or EPA.

Legal

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business. These proceedings and claims include the matters discussed below. In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $61 million with respect to the proceedings described below as of June 30, 2008, as well as approximately $5 million with respect to other proceedings that have arisen in the normal course of TVA’s business. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the amounts accrued, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  Oral argument was held before the Second Circuit on June 7, 2006.  On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.  The Second Circuit is deliberating on its decision.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the CAA when TVA repaired its Bull Run Fossil Plant (“Bull Run”), a coal-fired electric generating facility located in Anderson County, Tennessee.  In March 2005, the district court granted TVA’s motion to dismiss the lawsuit on statute of limitation grounds.  The plaintiffs’ motion for reconsideration was denied, and they appealed to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”).  Friend of the court briefs supporting the plaintiffs’ appeal were filed by New York, Connecticut, Illinois, Iowa, Maryland, New Hampshire, New Jersey, New Mexico, Rhode Island, Kentucky, Massachusetts, and Pennsylvania.  Several Ohio utilities filed a friend of the court brief supporting TVA.  A panel of three judges issued a decision reversing the district court’s dismissal on March 2, 2007.  TVA’s request that the full Sixth Circuit rehear the appeal was denied.   The district court trial previously scheduled for September 2, 2008, was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has not yet been rescheduled.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to change its emission control strategy and increase costs.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”).  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  On April 5, 2007, the plaintiffs moved for summary judgment.  TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes.  On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  Oral argument on the plaintiffs’ motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded to TVA’s proposed plan, and the district court has set a hearing on the plan for December 15, 2008.  EPA has approved Alabama’s de minimis rule, which will become effective in 2009.

In addition to Colbert, TVA has another coal-fired power plant in Alabama, Widows Creek Fossil Plant (“Widows Creek”), which has a summer net capability of 1,508 megawatts.  Since the operation of Widows Creek must meet the same opacity requirements, this plant may be affected by the decision in this case.  The recently approved de minimis rule change helps reduce the chances of an adverse effect on Widows Creek from the district court decision.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina is asking the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  The imposition of such caps could require TVA to install more pollution controls on a faster schedule than required by federal law.  The trial in this case was completed on July 30, 2008.  The parties submitted their post-trial filings on September 15, 2008, and a decision will follow at a later time.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, and oral argument was held before a three judge panel in July 2008.  A judge on the panel subsequently recused himself from the case, and the case was reargued during the week of November 3, 2008.

East Kentucky Power Cooperative Transmission Case.  In April 2003, Warren Rural Electric Cooperative Corporation (“Warren”) notified TVA that it was terminating its power contract with TVA.  Warren then entered into an arrangement with East Kentucky Power Cooperative (“East Kentucky”) under which Warren would become a member of East Kentucky, and East Kentucky would supply power to Warren after its power contract with TVA expires in 2009.  East Kentucky asked to interconnect its transmission system with the TVA transmission system in three places that are currently delivery points through which TVA supplies power to Warren.  TVA did not agree and East Kentucky asked FERC to order TVA to provide the interconnections.  In January 2006, FERC issued a final order directing TVA to interconnect its transmission facilities with East Kentucky’s system at three locations.  TVA appealed the FERC order in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) seeking review of this order on the grounds that this order violated the anti-cherrypicking provision.  On January 10, 2007, TVA and Warren executed an agreement under which Warren rescinded its notice of termination.  FERC terminated the proceeding but did not vacate its previous order.  On January 17, 2008, TVA filed an unopposed motion to dismiss the D.C. Circuit appeal as moot.  The D.C. Circuit dismissed the case on January 29, 2008.

Case Involving AREVA Fuel Fabrication.  On November 9, 2005, TVA received two invoices totaling $76 million from Framatome ANP Inc., which subsequently changed its name to AREVA NP Inc. (“AREVA”).  AREVA asserted that it was the successor to the contract between TVA and Babcock and Wilcox Company (“B&W”) under which B&W would provide fuel fabrication services for TVA’s Bellefonte Nuclear Plant.  AREVA’s invoices were based upon the premise that the contract required TVA to buy more fuel fabrication services from B&W than TVA actually purchased.  In September 2006, TVA received a formal claim from AREVA which requested a Contracting Officer’s decision pursuant to the Contract Disputes Act of 1978 and reduced the amount sought to $26 million.  On April 13, 2007, the Contracting Officer issued a final decision denying the claim.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, reasserting the $26 million claim and alleging that the contract required TVA to purchase certain amounts of fuel and/or to pay a cancellation fee.  TVA filed its answer to the complaint on June 15, 2007.  AREVA subsequently raised its claim to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but has been reset for April 20, 2009.  A second trial on the question of damages will be held later, if necessary.  TVA and AREVA have negotiated the terms of a settlement agreement.  This agreement is contingent on approval by the TVA Board.  The parties have scheduled a meeting with an independent third-party on December 16, 2008, to review the proposed settlement agreement.

Notification of Potential Liability for Ward Transformer Site.  The Ward Transformer site is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil and cleanup or the supplemental groundwater remediation, although EPA has selected a cleanup plan for the downstream drainage basin with a present worth cost estimate of $6 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA, and several other defendants, disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  The complaint also includes a claim under state law against the defendants for the release of hazardous materials.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  TVA filed its answer to the complaint on October 29, 2008.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and two engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction, Inc. (“Stone and Webster”), are to share in a team incentive fee pool funded from cost savings based on underruns in the budgets for their respective work scopes.  The contracts provide that the fee pool could not exceed $100 million regardless of the actual savings involved, and the savings would be allocated as follows:  90 percent of the first $40 million would be given to the contractors, and any amount over $40 million would be split equally among TVA and the two contractors.  Thus, if the maximum cost savings of $100 million had been attained, each contractor’s payment from this pool would have been $38 million, for a total payout under both contracts of $76 million with the remaining $24 million being credited to TVA.  The contractors have taken the position that they should each receive the maximum payment.   In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  TVA Stone and Webster mediated the team incentive fee claim (as well as other claims) in May 2008 and discussions with Stone and Webster are continuing.  On August 20, 2008, the TVA Board approved a proposed settlement with Stone and Webster, contingent on Stone and Webster agreeing to certain conditions.  Stone and Webster has not agreed to the conditions.  It is reasonably possible that TVA could incur some potential liability in excess of the amount previously calculated by TVA, and TVA has created a reserve for the additional amount.

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

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during EPA’s NSR enforcement initiative.  TVA has responded to this request.  EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA alleging that TVA failed to properly maintain ductwork at Widows Creek Unit 7 and other violations.  TVA repaired the ductwork in 2005.  While the NOV does not set out an administrative penalty, it is likely that EPA may seek a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from EPA for which TVA may be liable in connection with the NOV.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4. TVA submitted its COLA to NRC for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was officially docketed by NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, as a result, the admission of the petitioners as parties to the proceeding.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  A hearing on these admitted contentions will be conducted in the future.  The admitted contentions involve questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  Other COLA applicants have received similar petitions raising similar potential contentions.

The TVA Board has not made a decision to construct new plant units at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Significant Litigation to Which TVA Is Not a Party.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke Energy on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in an NSR case involving Bull Run, which is discussed in more detail above.  The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in the Bull Run case, although TVA has other available defenses.  Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units. The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and selective catalytic reduction systems are not installed, under construction, or planned to be installed in the relatively near term.

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule CAIR remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.  The D.C. Circuit ordered the parties, including TVA, to file new briefs in the case and to address what should happen if the court vacates CAIR.

Management Changes

New Executive Vice President of Power Systems Operations Group Named

On July 23, 2008, TVA announced the appointment of Robin (Rob) Edwin Manning as Executive Vice President of TVA’s Power System Operations (“PSO”) organization, effective August 18, 2008.  PSO is the TVA organization responsible for designing, building, operating, and maintaining TVA’s electric power transmission network.  Mr. Manning has over 30 years of experience in the electric industry and most recently was the vice president of Field Operations for Duke Energy’s Power Delivery business, where he was responsible for all transmission and distribution system activities in Duke’s Carolinas Region.

Executive of New Power Supply & Fuels Organization Named

On July 22, 2008, TVA announced the appointment of Van M. Wardlaw as the Executive Vice President of the newly organized Power Supply & Fuels organization, which combines TVA’s Commercial Operations & Fuels (“CO&F”) and System Planning organizations.  Prior to his appointment, Mr. Wardlaw was Senior Vice President of CO&F.

New Senior Vice President of Office of Environment & Research Named

On July 28, 2008, TVA announced the appointment of Anda A. Ray as Senior Vice President of TVA's Office of Environment & Research ("OE&R"), effective August 4, 2008.  Prior to her appointment, Ms. Ray was Vice President of TVA's Environmental Stewardship & Policy organization.  The position of Senior Vice President OE&R had previously been held by Bridgette K. Ellis who is retiring from TVA.

New Chief Risk Officer Named

On August 11, 2008, TVA announced that Chris S. Mitchell, TVA’s Vice President of Risk Management and Chief Risk Officer, would be retiring from TVA later this year and that Kimberly S. Greene, TVA’s Chief Financial Officer and Executive Vice President, Financial Services, would be taking on the title and responsibility of Chief Risk Officer effective September 1, 2008.

New Senior Vice President of Nuclear Operations

On August 13, 2008, TVA announced the appointment of Donald Jernigan as Senior Vice President of Nuclear Operations.  Mr. Jernigan has 25 years experience in the commercial nuclear power industry following his service in the U.S. Navy's nuclear power program.  Prior to his appointment, Mr. Jernigan was site Vice President of Dominion's Surry Nuclear Power Station.

New Senior Vice President of Fossil Operations

In October 2008, TVA announced the appointment of John McCormick, Jr. as Senior Vice President of Fossil Operations.  He has over 25 years experience in the electric utility industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report other than the item noted below.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), an investment bank, filed for protection under Chapter 11 of the Federal Bankruptcy Code.  Lehman’s relationship with TVA had primarily been as an underwriter and market maker for TVA debt securities.  TVA had no net exposure to Lehman or its subsidiaries as of the date of its bankruptcy filing.  Investment managers for TVA’s pension and NDT funds have broad, diversified holdings, and held minimal amounts of Lehman securities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of TVA’s disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that, as a result of a material weakness identified (described below), TVA’s disclosure controls and procedures were not effective as of June 30, 2008, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  To assess the financial statement impact of this material weakness, TVA performed additional analyses, interim supplemental procedures, and monitoring activities subsequent to quarter end.  Also, subsequent to June 30, 2008 and prior to filing this Quarterly Report, the material weakness (described below) was remediated.  As a result of these additional activities, the president and chief executive officer, the chief financial officer, and the vice president and controller have determined that there is reasonable assurance that the financial statements included in this Quarterly Report fairly present, in all material respects, TVA’s financial condition, results of operations, and cash flows as of, and for, the periods presented.

Subsequent to June 30, 2008, TVA management identified a material weakness in internal controls related to TVA’s unbilled revenue calculation.  The estimation process implemented in September 2006 utilized the distributors’ average rates and an estimate of the number of days of revenue outstanding to reflect the delay in reporting the end-use sales to TVA (“days outstanding”).  The number of days outstanding was derived using a procedure similar to a cross-correlation calculation that compared the monthly retail load to the monthly wholesale load.  The intent was to reflect in the unbilled estimate the end-use sales that would be reported that month by distributors plus any remaining sales that would not be reported until the following month due to the delay between wholesale delivery and end-use reporting.

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

       TVA has used a new process for estimating unbilled revenue for the periods presented in this Quarterly Report.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix. Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.

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

Changes in Internal Control over Financial Reporting

           During the most recent fiscal quarter ended June 30, 2008 there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect TVA’s internal control over financial reporting.

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

•	Compliance with environmental laws and regulations relating to carbon dioxide and other greenhouse gases may affect TVA’s operations in unexpected ways.

Future compliance may be required resulting from the regulation of carbon dioxide and other greenhouse gases.  Any future legislative or regulatory actions to address global climate change may be materially adverse to TVA’s financial position or results of operations.  The cost impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted, which cannot be determined at this time.

•      TVA could become subject to Renewable Energy Portfolio Standards.

TVA is not currently obligated to provide a percentage of the power it sells from renewable sources but might be required to do so in the future.  In such a case, TVA would either have to build facilities that use renewable resources to produce the power itself or purchase renewable power from other companies.  Such developments could require TVA to make significant capital expenditures, increase its purchased power costs, or make changes in how it operates its facilities.   See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations— Environmental Matters.

•      Demand for electricity supplied by TVA could be reduced by changes in technology.

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

In addition, demand for electricity may be affected by the implementation of time-of-use rates.  Depending on design features, time-of-use rates may affect timing and volatility of cash flow.  Metering or related technology changes may impact the features and penetration of time-of-use rates.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008, and May 19, 2008
10.1 *
Second Amendment Dated as of May 9, 2008, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of May 11, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.2	TVA Discount Notes Selling Group Agreement
10.3 *	Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

*
The schedule has been omitted from Exhibit 10.1, and the exhibits have been omitted from Exhibit 10.3.  TVA hereby undertakes to furnish supplementally copies of the omitted schedule or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Date: December 15 , 2008

TENNESSEE VALLEY AUTHORITY
(Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the Board on May 18, 2006, as amended on April 3, 2008, and May 19, 2008
10.1 *
Second Amendment Dated as of May 9, 2008, to $1,250,000,000 Spring Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of May 11, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.2	TVA Discount Notes Selling Group Agreement
10.3 *	Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

*
The schedule has been omitted from Exhibit 10.1, and the exhibits have been omitted from Exhibit 10.3.  TVA hereby undertakes to furnish supplementally copies of the omitted schedule or exhibits upon request by the Securities and Exchange Commission.