Form 10-K
period 2008-09-30
Tennessee Valley Authority
filed 2008-12-16
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2008
 OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“Annual Report”) contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.

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

•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing or future environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets;
•	Inability to obtain regulatory approval for the construction of generation assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings, including awards of damages and amounts paid in settlements;
•	Weather conditions, including drought;
•	Failure of TVA’s transmission facilities or the transmission facilities of other utilities;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, construction materials, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, and its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Unplanned contributions to TVA’s pension or other postretirement benefit plans or to TVA’s nuclear decommissioning trust;

•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in TVA’s plans for allocating its financial resources among projects;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred;
•	Volatility in financial markets;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

Additionally, other risks that may cause actual results to differ materially from the predicted results are set forth in Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2008, 2007, etc.) in this Annual Report refer to TVA’s fiscal years ended September 30.  References to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance are to calendar years.

Notes

References to “Notes” are to the Notes to Financial Statements contained in Item 8, Financial Statements and Supplementary Data in this Annual Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available on TVA's web site, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Annual Report.  In addition, the public may read and copy any reports or other information that TVA files with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I

ITEM 1.  BUSINESS

The Corporation

In 1933, President Franklin D. Roosevelt proposed and the U.S. Congress created the Tennessee Valley Authority (“TVA”), a government corporation.  TVA was created, among other things, to improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River System and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  In 2008, the revenues from TVA’s power program were $10.4 billion and accounted for virtually all of TVA’s revenues.

TVA also manages the Tennessee River and its tributaries — the United States’ fifth largest river system — to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, and economic development.  TVA’s management of the Tennessee River and its tributaries will sometimes be referred to as TVA’s “stewardship” program in this Annual Report.

Initially, all TVA operations were funded by federal appropriations.  Direct appropriations for the TVA power program ended in 1959, and appropriations for TVA’s stewardship, economic development, and multipurpose activities ended in 1999.  Since 1999, TVA has funded all of its operations almost entirely from the sale of electricity and power system financings.

Strategy

On May 31, 2007, the TVA Board of Directors (“TVA Board”) approved the 2007 Strategic Plan (“Strategic Plan”).  The Strategic Plan focuses on TVA’s performance in the following five broad areas and establishes general guidelines for each area:

Customers:	Maintain power reliability, provide competitive rates, and build trust with TVA’s customers;

People:	Build pride in TVA’s performance and reputation;

Financial:	Adhere to a set of sound financial guiding principles to improve TVA’s fiscal performance;

Assets:	Use TVA’s assets to meet market demand and deliver public value; and

Operations:	Improve performance to be recognized as an industry leader.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary — 2008 Performance Indicators for a discussion of the corporate-level metrics that TVA used during 2008 to monitor its progress toward successful implementation of the Strategic Plan.

Service Area

The area in which TVA sells power, its service area, is defined by two pieces of Congressional legislation: the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”) and an amendment to the Federal Power Act (“FPA”) known as the “anti-cherrypicking provision.”

Under the TVA Act, subject to certain minor exceptions, TVA may not, without specific authorization from the U.S. Congress, enter into contracts which would have the effect of making it, or the distributor customers of its power, a source of power supply outside the area for which TVA or its distributor customers were the primary source of power supply on July 1, 1957.  This provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.

Correspondingly, the FPA, primarily through the anti-cherrypicking provision, prevents the Federal Energy Regulatory Commission (“FERC”) from ordering TVA to provide access to its transmission lines to others for the purpose of using TVA’s transmission lines to deliver power to customers within substantially all of TVA’s defined service area.  As a result, the anti-cherrypicking provision reduces TVA’s exposure to loss of revenue.

Sales of electricity accounted for substantially all of TVA’s operating revenues in 2008, 2007, and 2006, amounting to $10.3 billion, $9.2 billion, and $8.8 billion, respectively.  TVA’s revenues by state for the last three years are detailed in the table below.

Electricity Sales Revenues by State
For the years ended September 30
(in millions)

	2008	2007	2006
Alabama	$1,410	$1,264	$1,239
Georgia	238	206	226
Kentucky	1,192	1,084	902
Mississippi	923	804	798
North Carolina	50	58	36
Tennessee	6,389	5,740	5,621
Virginia	37	7	5
Subtotal	10,239	9,163	8,827
Sale for resale	13	17	13
Subtotal	10,252	9,180	8,840
Other revenues	130	146	143
Operating revenues	$10,382	$9,326	$8,983

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

Operating Revenues by Customer Type For the years ended September 30
(in millions)

	2008	2007	2006
Municipalities and cooperatives	$8,659	$7,847	$7,659
Industries directly served	1,472	1,221	1,065
Federal agencies and other
Federal agencies directly served	108	95	103
Off-system sales	13	17	13
Subtotal	10,252	9,180	8,840
Other revenues	130	146	143
Operating revenues	$10,382	$9,326	$8,983

Municipalities and Cooperatives

Revenues from distributor customers accounted for 83.4 percent of TVA’s total operating revenues in 2008.  At September 30, 2008, TVA had wholesale power contracts with 159 municipalities and cooperatives.  All of these contracts require distributor customers to purchase all of their electric power and energy requirements from TVA.

All distributor customers purchase power under one of three basic termination notice arrangements:

•	Contracts that require five years’ notice to terminate;
•	Contracts that require 10 years’ notice to terminate; and
•	Contracts that require 15 years’ notice to terminate.

The number of distributor customers with the contract arrangements described above, the revenues derived from such arrangements in 2008, and the percentage of TVA’s 2008 total operating revenues represented by these revenues are summarized in the table below.

TVA Distributor Customer Contracts As of September 30, 2008
Contract Arrangement	Number of Distributor Customers		Sales to Distributor Customers in 2008	Percentage of Total Operating Revenues in 2008
			(in millions)
15-Year termination notice	5		$93	0.9%
10-Year termination notice	48		2,865	27.6%
5-Year termination notice *	103		5,645	54.4%
Notice given - less than 5 years remaining *	3	**	56	0.5%
Total	159		$8,659	83.4%

*
Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority).  Also, under TVA’s contract with Bristol Virginia Utilities, a five-year termination notice may not be given until January 2018.

**	One of these contracts, amounting to 0.1% of operating revenues, terminated on November 20, 2008.

TVA’s two largest distributor customers — Memphis Light, Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2008, sales to MLGW and NES accounted for 8.4 percent and 7.9 percent, respectively.

On January 1, 2008, Bristol Virginia Utilities (“BVU”) again became a distributor customer of TVA power.  TVA had provided wholesale power to BVU from 1945 to 1997.  The contract has a minimum 15-year term, and a five-year termination notice may not be given until January 2018.  The rates under this contract are intended to recover the cost of reintegrating BVU into TVA’s power supply plan and serving its customer load.

The power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the wholesale rates established by the TVA Board, which, beginning with 2007, are adjusted quarterly to reflect changing fuel and purchased power costs. See Item 1, Business — Rate Actions.

TVA has a role in regulating the distributor customers since most of the power contracts between TVA and the distributor customers specify the resale rates that distributor customers charge their power customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power, and are designed to conform to the TVA Act’s objective of providing an adequate supply of power at the lowest feasible rates.  The distributor customers’ resale rates are divided into the classifications of residential, general power, and manufacturing.  The general power and manufacturing classifications are further divided into subclassifications according to their load size.  In addition, TVA seeks to ensure that the electric system revenues of the distributor customers are used for electric system purposes.

Other Customers

Revenues from industrial customers directly served accounted for 14.2 percent of TVA’s total operating revenues in 2008.  In 2008, contracts for customers directly served were generally for terms ranging from five to 10 years.  These contracts are subject to termination by TVA or the customer upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

The United States Enrichment Corporation (“USEC”) is TVA’s largest industrial customer directly served.  Sales to USEC for its Paducah, Kentucky, facility represented 5.3 percent of TVA’s total operating revenues in 2008.  TVA’s current contract with USEC expires on May 31, 2012.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.  In January 2004, USEC announced its decision to construct a new commercial centrifuge facility in Piketon, Ohio, which is outside TVA’s service area.  TVA continues to plan for USEC’s announced intention to reduce its electricity purchases and believes USEC will reduce its electricity purchases at the Paducah, Kentucky, facility from about 2,000 megawatts at its peak to less than 50 megawatts.  Since TVA’s need to buy purchased power will decrease with USEC’s departure, TVA does not expect its results of operation or cash flows to be to be adversely effected.

Rate Authority

TVA is self-regulated with respect to rates, and the TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power.  These rates are not subject to judicial review or to review or approval by any state or federal regulatory body.

Under the TVA Act, TVA is required to charge rates for power which will produce gross revenues sufficient to provide funds for:

•	Operation, maintenance, and administration of its power system;
•	Payments to states and counties in lieu of taxes (“tax equivalents”);
•	Debt service on outstanding indebtedness;
•	Payments to the U.S. Treasury in repayment of and as a return on the government’s appropriation investment in TVA’s power facilities (the “Power Facilities Appropriation Investment”); and
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

Revenue Requirements

In setting rates to cover the costs set out in the TVA Act, TVA uses a debt-service coverage (“DSC”) methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology.  The DSC method is essentially a measure of an organization’s ability to cover its operating costs and to satisfy its obligations to pay principal and interest on debt.  TVA believes this method is appropriate because of TVA’s debt-intensive capital structure.  This ratemaking approach is particularly suitable for use by highly leveraged enterprises (i.e., enterprises financed primarily, if not entirely, by debt capital).

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

Rate Actions

On August 20, 2008, the TVA Board approved a base rate increase effective October 1, 2008.  The increase is related to rising fuel costs that are not recovered by the fuel cost adjustment (“FCA”), continuing effects from drought conditions, as well as TVA’s continuing need for investment in generation and transmission facilities, clean air technology, energy efficiency and peak reduction initiatives, and information technology systems. It is anticipated that the increase of the base charges will produce approximately $310 million of additional accrued revenue in 2009, which is expected to have an estimated $275 million cash impact during 2009.  The increase, combined with the FCA increase that became effective at the same time, results in an average total increase in wholesale charges of 20 percent from the previously effective charges.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008.

Fuel Cost Adjustment.  As of September 30, 2008, TVA had recognized a regulatory asset of $4 million and a current receivable of $24 million representing deferred fuel and purchased power costs to be recovered through the FCA in future periods.  Under TVA’s FCA methodology, adjustments to rates are based on the difference between forecasted and baseline (budgeted) costs for the upcoming quarter.  Because the FCA adjustments are forward-looking, there is typically a difference between what is collected in rates and FCA-eligible expenses that are actually incurred over the course of the quarter.  This difference is added to or deducted from certain accounts on TVA’s balance sheet. The higher or lower costs added to or deducted from the balance sheet accounts are then amortized to expense in the periods in which they are to be collected in revenues.  This methodology allows better matching of the revenues with associated expenses, although TVA’s cash flow can be negatively impacted by this process due to timing of collection of revenues and payments related to fuel and purchased power.  The FCA amount implemented in October 2008 was 1.806 cents per kilowatt-hour and was expected to produce an estimated $669 million in revenue during the first quarter of 2009.  See Note 1 — Cost-Based Regulation and Accounts Receivable.

Load and Energy Forecasts

TVA produces a range of forecasts of future load and energy requirements using multiple models driven by historical TVA loads and regional economic forecasts of employment, population, and electricity and gas prices.  Numerous factors, such as weather conditions and the health of the regional economy, could cause actual results to differ materially from TVA’s forecasts.  See Forward-Looking Information.  TVA believes that new generation sources will be needed to meet load growth under most likely scenarios.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Future Challenges.

Power Supply

General

Power generating facilities operated by TVA at September 30, 2008, included 29 conventional hydroelectric sites, one pumped storage hydroelectric site, 11 coal-fired sites, three nuclear sites, 11 combustion turbine sites, two diesel generator sites, one wind energy site, one digester gas site, one biomass cofiring site, and 15 solar energy sites.  In addition, TVA acquires power under power purchase agreements of varying duration as well as short-term contracts of less than 24-hour duration (“spot market”).

Generation Facilities

The following table summarizes TVA’s net generation in millions of kilowatt-hours by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Operated Generation Facilities
For the years ended September 30
(millions of kWh)

	2008		2007		2006		2005		2004

Coal-fired	98,752	62%	100,169	64%	99,598	64%	98,361	62%	94,618	61%
Nuclear	51,371	33%	46,441	30%	45,313	29%	45,156	28%	46,003	30%
Hydroelectric	6,685	4%	9,047	6%	9,961	6%	15,723	10%	13,916	9%
Combustion turbine and diesel generators	1,386	1%	705	<1%	613	<1%	595	<1%	278	<1%
Renewable resources *	39	<1%	27	<1%	36	<1%	47	<1%	35	<1%
Total	158,233	100%	156,389	100%	155,521	100%	159,882	100%	154,850	100%

Note:
*
Renewable resources for years 2004 through 2006 have been adjusted to remove renewable resources amounts that were acquired under purchased power agreements and included in this table in TVA’s 2006 Annual Report on Forms 10-K as amended.  These adjustments resulted in reductions in the amount of renewable resources by 13 million kWh for 2004, 14 million kWh for 2005, and 15 million kWh for 2006.  Also, for years 2004 through 2006 the following amounts related to TVA’s digester gas cofiring site have been reclassified from Coal-fired to Renewable resources: 30 million kWh for 2004, 43 million kWh for 2005, and 32 million kWh for 2006.  Renewable resource facilities include a digester gas cofiring site, a biomass cofiring site, a wind energy site, and solar energy sites.

The following table indicates TVA’s average fuel expense by generation-type for the years indicated:

Fuel Expense Per kWh
For the years ended September 30
(cents/kWh)

	2008	2007	2006	2005	2004

Coal	2.29	2.13	2.02	1.65	1.48
Natural gas and fuel oil	6.13	7.00	10.65	11.44	9.01
Nuclear	0.50	0.41	0.38	0.39	0.39
Average fuel cost per kWh net thermal generation from all sources	1.72	1.61	1.54	1.30	1.14

Coal-Fired.  TVA has 11 coal-fired power sites consisting of 59 units.  At September 30, 2008, these facilities accounted for 14,469 megawatts of summer net capability.  Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period.  TVA’s coal-fired units were placed in service between 1951 and 1973.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008.

Nuclear.  TVA has three nuclear sites consisting of six units in operation.  At September 30, 2008, these facilities accounted for 6,671 megawatts of summer net capability.  For a detailed discussion of TVA’s nuclear power program, see Item 1, Business — Nuclear.  For a discussion of challenges faced by TVA’s nuclear power program during 2008, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008.

Hydroelectric.  TVA has 29 conventional hydroelectric sites consisting of 109 units.  In addition, TVA has one pumped storage facility consisting of four units.  At September 30, 2008, these facilities accounted for 5,503 megawatts of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA’s control, including the amount of precipitation, runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generation is also dependent upon the availability of its hydroelectric generation plants, which is in TVA’s control.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 — Weather Conditions.

Combustion Turbine Facilities.  As of September 30, 2008, TVA operated 93 combustion turbine units, 87 of which are simple cycle and six of which are combined cycle.  The simple cycle units provide a maximum of 5,706 megawatts of summer net capability.  The six combined cycle units provide a maximum of 1,560 megawatts of summer net capability.  Eighty of the simple cycle units are fueled by either natural gas or diesel fuel.  The remaining seven simple cycle units as well as the six combined cycle units are fueled by natural gas only.  Seventy-six of the simple cycle units are capable of quick-start response allowing full generation capability in approximately 10 minutes.  As of September 30, 2008, 24 of the simple cycle combustion turbine units are owned by private entities and leased back to TVA under long-term leases.

Caledonia.  TVA entered into an operating lease agreement and various related contracts for the Caledonia combined cycle facility located near Columbus, Mississippi, with a commencement date of July 1, 2007.  The lease agreement expires on February 28, 2022.  The Caledonia facility consists of three combined cycle units with a summer net capability of 768 megawatts.  TVA assumed plant operations on December 10, 2007.  The lease agreement also includes an end-of-term purchase option.

Brownsville.  In November 2007, the TVA Board approved the purchase of a four-unit, 474 megawatt summer net capability simple cycle, gas-fired, combustion turbine facility at a price of $55 million.  TVA agreed to purchase the facility, which is located in Brownsville, Tennessee, from Brownsville Power I, LLC (“Brownsville Power”).  Brownsville Power is a wholly owned direct subsidiary of Cinergy Capital & Trading, Inc.  The purchase closed April 18, 2008.  After the operating systems were evaluated and tested, the units became available for dispatch in June 2008.

Southaven.  TVA also agreed to purchase, as part of a bankruptcy auction process, a three-unit, 792-megawatt summer net capability combined cycle, combustion turbine facility located in Southaven, Mississippi, owned by Southaven Power, LLC (“Southaven”) for a base purchase price of $461 million.  In addition to the purchase price, TVA agreed to pay $5 million to Southaven in connection with the termination of an operation and maintenance agreement held by a Southaven affiliate.  The purchase closed May 9, 2008, and the plant was available for immediate operation.  On September 30, 2008, Seven States Southaven LLC (“SSSL”) purchased an undivided 69.69 percent interest in TVA’s Southaven combined cycle, combustion turbine facility.  SSSL and TVA have entered into an agreement under which TVA leases SSSL’s undivided interest in the Southaven facility and operates the facility through April 30, 2010.  See Note 4 — New Generation and Note 13 — Leaseback Obligations.

Capacity Expansion.  TVA is constructing an additional combined cycle facility, Lagoon Creek Combined Cycle, which is currently scheduled to be in service in June 2010 and have a summer net capability of 540 megawatts.  Also, engineering and procurement of equipment is underway for the conversion of the Gleason simple cycle site to a combined cycle site.  This conversion is expected to add approximately 375 megawatts of summer net capability and to be completed in January 2012.  TVA’s Brownsville and Gleason simple cycle sites do not currently have firm gas transportation or the ability to burn oil as a back-up fuel; however, TVA has available interruptible gas supply for these sites through May 2012 which is the norm for simple cycle single fuel sites.  TVA has entered into a firm gas transportation agreement with a supplier for the periods of June 1, 2012, through May 31, 2022.  In addition, TVA plans to acquire combustion turbine units for installation at the New Caledonia facility that it acquired in February 2008.  The units are expected to be in simple cycle service in June 2013 and have a summer net capability of 458 megawatts.

Diesel Generators.  TVA has two diesel generator plants consisting of nine units.  At September 30, 2008, these facilities provided 13 megawatts of summer net capability.

Renewable Resources.  TVA has one wind energy site with three wind turbines, one biomass cofiring site, one digester gas cofiring site, and 15 solar energy sites.  At September 30, 2008, the digester gas cofiring site provided TVA with about three megawatts of renewable summer net capability.  In addition, the wind energy site, the solar energy sites, and the biomass cofiring site provided additional megawatts of capability, but because of the nature of this capability, it is not considered to be summer net capability.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2008, TVA acquired 41 percent of the power that it purchased on the power spot market, nine percent through short-term power purchase agreements, and 50 percent through long-term power purchase agreements that expire more than one year after September 30, 2008.

At September 30, 2008, TVA’s long-term power purchase agreements provided TVA with 2,789 megawatts of summer net capability.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2010 and 2032, and the most significant of these contracts are discussed below.

•
Calpine Energy Services, L.P.   TVA has contracted with Calpine Energy Services, L.P. (“Calpine”) for 720 megawatts of summer net capability from a natural gas-fired generating plant located at Decatur, Alabama. This contract expires on August 31, 2012.  In addition, TVA has contracted with Calpine for 500 megawatts of summer net capability from a natural gas-fired generating plant located in Morgan County, Alabama.  While this contract was executed on August 11, 2008, it will not go into effect until January 1, 2009.  This contract expires on December 31, 2011.

•
Suez Energy Marketing NA, Inc. TVA has contracted with Suez Energy Marketing NA, Inc. (“Suez”) for 650 megawatts of summer net capability from a natural gas-fired generating plant located near Ackerman, Mississippi. TVA’s contract with Suez expires on December 31, 2012.

•
Choctaw Generation, L.P.  TVA has contracted with Choctaw Generation, L.P. (“Choctaw”) for 440 megawatts of summer net capability from a lignite-fired generating plant in Chester, Mississippi.  TVA’s contract with Choctaw expires on March 31, 2032.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.

•
Alcoa Power Generating, Inc.  Four hydroelectric plants owned by Alcoa Power Generating, Inc. (“APGI”), formerly known as Tapoco, Inc., are operated in coordination with the TVA system. Under contractual arrangements with APGI which terminate on June 20, 2010, TVA dispatches the electric power generated at these facilities and uses it to partially supply Alcoa’s energy needs.  TVA’s arrangement with APGI provides 347 megawatts of summer net capability.

•
Invenergy TN LLC.  TVA has contracted with Invenergy TN LLC for 27 megawatts of wind energy generation from 15 wind turbine generators located on Buffalo Mountain near Oak Ridge, Tennessee.  Because of the nature of wind conditions in the TVA service area, these generators provide energy benefits but are not included in TVA’s summer net capability total.  TVA's contract with Invenergy TN LLC expires on December 31, 2024.

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

Under the Public Utility Regulatory Policies Act of 1978, as amended by the Energy Policy Act of 1992 and the Energy Policy Act of 2005, TVA is required to purchase energy from qualifying facilities, cogenerators, and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.

During the past five years, TVA supplemented its power generation through power purchases as follows:

Purchased Power *
For the years ended September 30

	2008	2007	2006	2005	2004
Millions of kWh	20,887	22,141	19,019	14,892	14,025
Percent of TVA’s Total Power Supply	11.6	12.4	10.9	8.5	8.3

Note

*	Purchased power amounts for years 2004, 2005, and 2006 have been adjusted to remove APGI purchases and include them as a credit to power sales.

For more information regarding TVA’s power purchase obligations, see Note 15 — Commitments — Power Purchase Obligations.

Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power.  Although purchased power volume decreased in 2008, TVA purchased significantly more power than planned due to decreased hydroelectric generation of 26.1 percent as a result of ongoing drought conditions in 2008.  Capacity margins in areas surrounding TVA have narrowed over the past three years.  However, due to current economic conditions, this trend may flatten or reverse due to lower system loads.  A return to normal weather patterns would likely increase hydroelectric generation and reduce reliance on purchased power.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges During 2008 — Weather Conditions.

Net Capability

The following table summarizes the summer net capability in megawatts TVA had available as of September 30, 2008:

SUMMER NET CAPABILITY 1
As of September 30, 2008

Source of Capability	Location	Number of Units	Summer Net Capability2 (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service

TVA GENERATING FACILITIES
Coal-Fired
Allen	Tennessee	3	735	1959	1959
Bull Run	Tennessee	1	882	1967	1967
Colbert	Alabama	5	1,147	1955	1965
Cumberland	Tennessee	2	2,466	1973	1973
Gallatin	Tennessee	4	964	1956	1959
John Sevier	Tennessee	4	704	1955	1957
Johnsonville	Tennessee	10	1,128	1951	1959
Kingston	Tennessee	9	1,411	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee	Kentucky	10	1,323	1953	1956
Widows Creek	Alabama	8	1,508	1952	1965
Total Coal-Fired		59	14,469

Nuclear
Browns Ferry	Alabama	3	3,280	1974	1977
Sequoyah	Tennessee	2	2,282	1981	1982
Watts Bar	Tennessee	1	1,109	1996	1996
Total Nuclear		6	6,671

Hydroelectric
Conventional Plants	Alabama	36	1,498	1925	1962
	Georgia	2	31	1931	1956
	Kentucky	5	175	1944	1948
	North Carolina	6	383	1940	1956
	Tennessee	60	1,699	1912	1972
Pumped Storage	Tennessee	4	1,717	1978	1979
Total Hydroelectric		113	5,503

Combustion Turbine 3
Allen	Tennessee	20	478	1971	1972
Brownsville	Tennessee	4	474	2008	2008
Caledonia	Mississippi	3	768	2007	2007
Colbert	Alabama	8	384	1972	1972
Gallatin	Tennessee	8	636	1975	2000
Gleason	Tennessee	3	519	2007	2007
Johnsonville	Tennessee	20	1,218	1975	2000
Kemper	Mississippi	4	329	2001	2001
Lagoon Creek	Tennessee	12	1,009	2002	2002
Marshall County	Kentucky	8	659	2007	2007
Southaven	Mississippi	3	792	2008	2008
Total Combustion Turbine		93	7,266

Diesel Generator
Meridian	Mississippi	5	9	1998	1998
Albertville	Alabama	4	4	2000	2000
Total Diesel Generators		9	13

Renewable Resources			3

Total TVA Generating Facilities			33,925

POWER PURCHASE AND OTHER AGREEMENTS			2,789
Total Summer Net Capability			36,714

Notes

(1)	Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period.

(2)
TVA estimated total winter net capability at September 30, 2008, to be approximately 37,085 megawatts, including hydroelectric capability of approximately 5,265 megawatts, coal-fired capability of approximately 14,870 megawatts, nuclear power capability of approximately 6,898 megawatts, combustion turbine capability of approximately 7,150 megawatts, diesel generator capability of approximately 13 megawatts, renewable assets capability of approximately three megawatts, and capability from power purchase agreements of approximately 2,886 megawatts.  The difference in winter and summer net capability is primarily due to more efficient fossil fuel-fired and nuclear generation performance in cold weather.

(3)	See Item 1, Business — Power Supply — Generation Facilities — Combustion Turbine Facilities, for a description of TVA-operated combustion turbine facilities.

Energy Efficiency Initiatives

On May 19, 2008, the TVA Board approved staff recommendations for an Energy Efficiency and Demand Response Plan.  The plan seeks to slow the current rate of growth in the TVA service area’s power demand by providing opportunities for residential, business, and industrial consumer groups to use energy more efficiently.  TVA plans to work with the distributor customers to identify energy efficiency opportunities and to reduce peak demand.  TVA is also expanding the ways it informs consumers about energy efficiency.  In the short term, the plan proposes reducing the growth in peak demand by up to 1,400 megawatts by the end of the 2012.

Renewable and Clean Energy

In May 2008, the TVA Board adopted an Environmental Policy that establishes objectives of reducing load growth and meeting remaining load growth through lower carbon emitting energy sources, including affordable renewables.  Clean energy is defined as coming from low and, effectively, zero-carbon emitting supply and demand-side options, including renewables, nuclear, combined heat and power, and energy efficiency.

Renewable energy comes from generation that is sustainable and includes:

•	Wind generation;
•	Solar generation;
•	Landfill methane generation;
•	Biomass cofiring;
•	Dedicated biomass generation;
•	Existing hydroelectric generation; and
•	Incremental and low-impact hydroelectric generation.

In April 2000, TVA launched its Green Power Switch® program.  This program allows residential, commercial, and industrial customers to voluntarily buy “kwh blocks” of specific renewable generation (wind, solar, and digester gas).  This was the first voluntary certified green pricing program offered in the southeast United States

Renewable and clean energy technologies are often considered collectively.  However, they are largely unrelated technologically, each having its own developmental challenges such as intermittency and varying regional availability issues.

Technology advancements will be needed to address some of the operation issues associated with renewable energy, such as energy storage to address intermittency and interconnection technologies to address onsite, non-grid connected renewables and efficiencies.

Most renewable energy resources are geographically specific.  Some regions of the Unites States have an abundance of wind and solar resources, whereas other regions have hydroelectric resources.  Regional differences and limitations play a primary role in the types and amount of renewable and clean energy developed in areas across the country.  Within the area served by TVA (southeast United States), two of the most abundant renewable sources are hydroelectric and biomass.  Feasible wind energy in this region is primarily associated with mountain top and ridgeline installations, and the total potential capacity is limited when compared to other parts of the nation where wind energy is more abundant.

As of September 30, 2008, TVA’s zero and near-zero carbon emitting sources included:

Zero or Low Carbon Emitting Generation
Source	Site/Units	Megawatts

Nuclear generation	6 units	6,671.0
Conventional hydroelectric generation *	109 units	3,786.0
Wind power purchase agreement *	15 units	27.0
Methane gas at Allen Fossil Plant *	2 units	8.0
Biomass cofiring at Colbert Fossil Plant *	4 units	7.0
Landfill methane gas purchase agreements *	2 sites	5.9
Wind generation *	3 units	2.0
Solar photovoltaic *	15 sites	0.3
Total	156 units/sites	10,507.2

*Renewable generation

In May 2008, TVA completed a Renewable and Clean Energy Assessment (“Assessment”) which estimated that by 2020 there could be 12,700 million kilowatt-hours of potential renewable resources in the Tennessee Valley.  The Assessment determined that TVA’s lowest-cost options for additional regional renewables include:

•	Completion of the hydroelectric modernization program;
•	Additional low level biomass cofiring;
•	Additional hydroelectric units at existing dams;
•	Landfill gas; and
•	Wind.

In 2008, approximately 37 percent of TVA’s generation was from clean energy sources.  See Item 1, Business — Environmental Matters — Renewables and Clean Energy.

Nuclear

Overview

TVA has six operating nuclear units and has resumed construction of one nuclear unit that is scheduled to be placed in service in 2013.  Selected statistics of each of these units are included in the table below.

TVA Nuclear Power
As of September 30, 2008

Nuclear Unit	Status	Installed Capacity (MW)	Net Capacity Factor for 2008	Date of Expiration of Operating License	Date of Expiration of Construction Permit

Sequoyah Unit 1	Operating	1,221	85.9	2020	–
Sequoyah Unit 2	Operating	1,221	89.5	2021	–
Browns Ferry Unit 1	Operating	1,150	92.1	2033	–
Browns Ferry Unit 2	Operating	1,190	96.6	2034	–
Browns Ferry Unit 3	Operating	1,190	71.6	2036	–
Watts Bar Unit 1	Operating	1,230	80.2	2035	–
Watts Bar Unit 2	Construction resumed in December 2007	–	–	–	2013

TVA began a significant nuclear plant construction program in 1966 to meet projected system load growth.  At the height of its construction program, TVA had 17 units either under construction or in commercial operation at seven plant sites.  In 1982, TVA canceled construction of four units because of lower than expected load growth, and TVA canceled four more units in 1984 for similar reasons.

By August 1985, TVA had delayed construction of two units each at Watts Bar and Bellefonte Nuclear Plants and had shut down its three-unit Browns Ferry Nuclear Plant (“Browns Ferry”) and two-unit Sequoyah Nuclear Plant (“Sequoyah”) because of an increasing number of technical and operational problems.  The Nuclear Regulatory Commission (“NRC”) required TVA to address program and management deficiencies and to provide its corrective actions to the NRC before restarting any of its licensed nuclear units or requesting a license for Watts Bar Nuclear Plant Unit 1 (“Watts Bar”).  After implementing a comprehensive recovery plan, TVA restarted Sequoyah Unit 2 in May 1988 and Sequoyah Unit 1 in November 1988.  TVA restarted Browns Ferry Unit 2 in May 1991 and Browns Ferry Unit 3 in November 1995.  Construction of Watts Bar Unit 1 was successfully completed, and the unit commenced full power commercial operation in May 1996.

TVA is undertaking an Extended Power Uprate (“EPU”) project at Browns Ferry which is expected to increase the amount of electrical generation by increasing the amount of steam produced by the reactors.  This project is expected to result in approximately 125 megawatts of additional capability per unit as a result of operating the reactor at 120 percent of the original licensed thermal power.  Additional fuel is added to the reactor during each refueling outage to support the increased steam production.  The purpose of the EPU project is to complete modifications to the plant required to accommodate the increased steam flows and resulting electrical production.  The NRC license for operating the reactor must be modified to allow reactor operation at the higher power level.

In November 2005, TVA canceled the construction of Units 1 and 2 at Bellefonte Nuclear Plant (“Bellefonte”).  Two months prior to the cancellation of these units, the Bellefonte site was selected by NuStart Development LLC (“NuStart”) as one of two sites for the development of a combined license application for two new reactors using the Westinghouse Advanced Passive 1000 (“AP1000”) reactor design.  NuStart is an industry consortium composed of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for advanced design nuclear plants.  TVA submitted its combined operating license application (“COLA”) to the NRC for Bellefonte Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008. If approved, the license to build and operate the plant would be issued to TVA. The NRC is expected to complete an evaluation of its COLA review schedule in December 2008 prior to making a decision as to the new schedule. The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site. As part of this evaluation, TVA asked the NRC in August 2008 to reinstate the construction permits for its two unfinished nuclear units also at the Bellefonte site. Reinstating the construction permits would allow TVA to place the units in a deferred status again with the NRC and would help TVA clarify the regulatory requirements and continue to evaluate the feasibility of using Bellefonte Units 1 and 2 to meet future base-load power demand.

On June 7, 2008, a joint petition in connection with TVA’s COLA for Bellefonte Units 3 and 4 for intervention and a request for a hearing was submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petitioners raised 19 contentions and subsequently added another with respect to TVA’s COLA.  Following TVA’s and NRC’s responses opposing the proposed contentions, the Atomic Safety and Licensing Board (“ASLB”), which is presiding over the proceeding, accepted four contentions submitted by two of the petitioners.  A hearing on these admitted contentions will be conducted in the future.  The admitted contentions involve questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.

On August 1, 2007, the TVA Board approved completing the construction of Watts Bar Unit 2.  Prior to the approval, TVA conducted a detailed scoping, estimating, and planning study to estimate the project’s cost, schedule, and risks.  Separately, TVA prepared a report evaluating potential environmental impacts as required by the National Environmental Policy Act.  TVA has an NRC construction permit for Watts Bar Unit 2 that expires in 2013.  TVA will seek an operating license under NRC regulations, and this process will include an opportunity for a public hearing.  Completing Watts Bar Unit 2 is expected to take approximately 60 months and cost approximately $2.5 billion, excluding an allowance for funds used during construction (“AFUDC”) and the cost of the first core of fuel.  When completed, Watts Bar Unit 2 is expected to provide 1,180 megawatts of summer net capability.

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

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001.  In August 2006, the United States paid TVA almost $35 million in damages awarded by the Court of Federal Claims, which partially offset the construction costs of the dry cask storage facilities that TVA incurred through 2004.  In September 2008, the United States paid TVA about $10.4 million for on-site spent nuclear fuel storage costs incurred during 2005.  Additional claims will be reviewed from time-to-time.

Low-Level Radioactive Waste

Low-level radioactive waste (“radwaste”) results from the normal operation of nuclear units and includes such materials as disposable protective clothing, mops, and filters.  TVA contracted to dispose of such waste at a Barnwell, South Carolina, disposal facility through June 2008, when that facility closed to radwaste generators located in states that are not members of the Atlantic Interstate Low-Level Radioactive Waste Management Compact (“Atlantic Compact”).  None of TVA’s nuclear units are located in states that are members of the Atlantic Compact.  Since June 2008, TVA has continued its practice of having certain types of radwaste processed and shipped to a disposal facility in Clive, Utah, and TVA is also storing some radwaste at its own facilities.  TVA is capable of storing radwaste at its facilities for an extended period of time and has done so in the past.

Nuclear Decommissioning Trust

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the trust as of September 30, 2008, totaled $845 million, which is less than the present value of TVA’s estimated future nuclear decommissioning costs as computed under the NRC funding requirements and less than the present value of these costs as computed under Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”  See Note 15 — Contingencies — Decommissioning Costs and Note 18 — Impact of Recent Financial Market Conditions on Investment Portfolios.  If market conditions do not improve, additional funding may be required.

Nuclear Insurance

The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event.  For the first layer, all NRC nuclear plant licensees, including TVA, purchase $300 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $112 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $18 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $671 million per nuclear incident, but it would have to pay no more than $105 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $300 million, over $12 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $72 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $30 million.  See Note 15 — Contingencies — Nuclear Insurance.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table indicates TVA’s costs for various fuels for the years indicated:

Fuel Purchases for TVA-Owned Facilities
For the years ended September 30
(in millions)

	2008	2007	2006	2005	2004

Coal	$2,110	$1,922	$1,835	$1,495	$1,254
Natural gas	131	62	60	63	22
Fuel oil	61	22	46	28	17
Uranium	71	121	71	44	16
Total	$2,373	$2,127	$2,012	$1,630	$1,309

TVA also has tolling agreements under which it buys power production from outside suppliers.  Under these tolling agreements, TVA supplies the fuel to the outside supplier, and the outsider supplier converts the fuel into electricity.  The following table indicates the cost of fuel supplied by TVA under these agreements and also the average fuel expense per kilowatt-hour for the years indicated:

Natural Gas Purchases for Tolling Plants
For the years ended September 30

	2008	2007	2006	2005	2004

Cost of Fuel (in millions)	$457	$430	$288	$159	$10
Average Fuel Expense (cents/kWh)	12.26	5.51	6.07	6.21	4.71

Due to rising commodity prices across domestic and international markets, TVA experienced increased costs in short-term markets for natural gas, fuel oil, coal, and electricity during 2008.  Market prices for these commodities at September 30, 2008, and 2007, are shown below.

Commodity Pricing Table
As of September 30

Commodity	2008	2007	Percent Increase

Natural Gas (Henry Hub, $/mmBtu)	$9.01	$6.87	31%
Fuel Oil (Gulf Coast, $/mmBtu)	21.38	12.97	65%
Coal (FOB mine, $/ton)	48.13	29.65	62%
Electricity (Into-TVA, $/MWh)	70.95	58.03	22%

Since September 30, 2008, the market prices for all of these commodities except for coal have fallen.  Market prices for these commodities at November 30, 2008, and September 30, 2008, are shown below.

Commodity Pricing Table

Commodity	Prices As of November 30, 2008	Prices As of September 30, 2008	Percent Change

Natural Gas (Henry Hub, $/mmBtu)	$6.71	$9.01	(26)%
Fuel Oil (Gulf Coast, $/mmBtu)	12.20	21.38	(43)%
Coal (FOB mine $/ton)	58.76	48.13	22%
Electricity (Into-TVA, $/MWh)
On-Peak (5 days x 16 hours)	38.00	70.95	(46)%
Off-Peak (5 days x 8 hours)	34.75	38.40	(10)%

Although the FCA provides a mechanism to modify rates on a quarterly basis to recover changing fuel and purchased power costs, there is a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As a result, TVA’s cash flows can be negatively affected by the FCA.  As of September 30, 2008, TVA had approximately $28 million in deferred fuel and purchased power costs that are expected to be recovered through the FCA in future periods.  See Item 1, Business — Rate Actions.

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2008 was 46.3 million tons.  As of September 30, 2008, and 2007, TVA had 26 days and 23 days of system-wide coal supply at full burn, respectively, with a net book value of coal inventory of $303 million and $264 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  Long-term coal contracts generally last longer than one year, while short-term contracts are usually for one year or less.  During 2008, long-term contracts made up 93 percent of coal purchases and short-term contracts accounted for the remaining seven percent.  TVA plans to continue signing contracts of various lengths, terms, and coal quality to meet its expected burn and inventory requirements.  During 2008, TVA purchased coal by basin as follows:

•	35 percent from the Illinois Basin;
•	27 percent from the Powder River Basin in Wyoming;
•	21 percent from the Uinta Basin of Utah and Colorado; and
•	17 percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Total system coal inventories were at or above target levels for most of 2008. During 2008, 42 percent of TVA’s coal supply was delivered by rail, 19 percent was delivered by barge, and 33 percent was delivered by a combination of barge and rail. The remainder was delivered by truck.

Natural Gas and Fuel Oil

During 2008, TVA purchased substantially all of its natural gas requirements from a variety of suppliers under contracts with terms of one year or less.  TVA purchases substantially all of its natural gas to operate combustion turbine peaking units and to supply fuel under power purchase agreements in which TVA is the fuel supplier.  At September 30, 2008, all but two of TVA’s combustion turbine plants were dual fuel capable, and TVA has fuel oil stored on each site for its dual fuel combustion turbines as a backup to natural gas.

During 2008, TVA purchased substantially all of its fuel oil on the spot market.  At September 30, 2008, and 2007, the net book value of TVA’s natural gas in inventory was $12 million and $3 million, respectively, and the net book value of TVA’s fuel oil in inventory was $66 million and $50 million, respectively.

Nuclear Fuel

Converting uranium to nuclear fuel generally involves four stages:  the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.  TVA currently has 100 percent of its forward three-year (2009 through 2011) uranium mining and milling requirements either in inventory or under contract for its boiling water reactor units at Browns Ferry Nuclear Plant and has 100 percent of its forward three-year (2009 through 2011) uranium requirements under contract for its pressurized water reactor units at Sequoyah and Watts Bar Nuclear Plants.  In addition, TVA has 100 percent of its conversion, enrichment, and fabrication needs under contract through 2011.  Beyond 2011, TVA anticipates being able to fill its needs by normal bidding processes for fuel cycle components as market forecasts indicate that the fuel cycle components will be readily available.

TVA, DOE, and some nuclear fuel contractors have entered into agreements that provide for the blending down of surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) with other uranium.  Under these agreements, the enriched uranium that results from this blending process, which is called blended low enriched uranium (“BLEU”), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through 2014.  BLEU fuel was first loaded into Sequoyah Unit 2 in May 2008 and will be loaded again in 2009 and 2011.

Under the terms of an interagency agreement between DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, DOE will participate to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  TVA anticipates these future payments could begin in 2010 and last until 2014.  See Note 1 — Blended Low Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA owns all nuclear fuel held for its nuclear plants.  As of September 30, 2008, and 2007, the net book value of this nuclear fuel was $722 million and $602 million, respectively.

For a discussion of TVA’s plans with respect to spent nuclear fuel storage, see Item 1, Business — Nuclear — Spent Nuclear Fuel.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has interconnections with 13 neighboring electric systems, and delivered more than 176 billion kilowatt-hours of electricity to Tennessee Valley customers in 2008.  The TVA Act gives TVA overall responsibility for grid reliability in the TVA service area.  To that end, TVA has operated with 99.999 percent reliability over the last nine years in delivering electricity to customers.  Any changes to the TVA Act which alter TVA’s authority to operate and control the transmission system could negatively impact reliability in the region.  See Item 1A,  Risk Factors — Strategic Risks.

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

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA’s power system generally peaks in the summer, with a slightly lower peak in the winter.  TVA met its highest winter peak demand of 32,027 megawatts on January 25, 2008.  See Item 1A, Risk Factors, for a discussion of the potential impact of weather on TVA.

TVA uses weather degree days to measure the impact of weather on TVA’s power operations.  Weather degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  TVA calculates weather degree days for Memphis, Nashville, Knoxville, and Chattanooga, Tennessee, and Huntsville, Alabama — the five largest cities in TVA’s service area.

During 2008, TVA had 14 less heating degree days and 371 less cooling degree days than in 2007.  The graph below shows the number of heating and cooling degree days for 2008, 2007, and 2006 as compared to the normal number of heating and cooling degree days.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 — Weather Conditions.

2008 was the ninth driest year in the eastern Tennessee Valley in 119 years of record-keeping with rainfall 76 percent of normal for the year and runoff 47 percent of normal.  Largely as a result of this low rainfall and runoff, TVA’s hydroelectric production for 2008 was slightly less than 6.7 billion kilowatt-hours, which was 26 percent, 33 percent, and 57 percent lower than 2007, 2006, and 2005, respectively.

The hot weather and low rainfall were also significant factors in causing TVA to reduce output at several generating plants during the period of mid-June through mid-September of 2008.  During this period, temperatures on the Tennessee and Cumberland Rivers reached levels at which discharging cooling water from some of TVA’s plants into the rivers could have caused the permitted thermal limits for the rivers to be exceeded.  While every effort was made to reduce (derate) electrical output during low load periods to reduce financial and operational impacts, some derates were required during higher load daytime hours to meet the permitted temperature limits.  These conditions caused TVA to rely more heavily on purchased power and more expensive generation sources such as combustion turbines during 2008.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary —Challenges During 2008 — Weather Conditions.

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

There have been efforts to erode the protection of the anti-cherrypicking provision.  FERC issued an order that would have required TVA to interconnect its transmission system with the transmission system of East Kentucky Power Cooperative, Inc. (“East Kentucky”) in what TVA believed was a violation of the anti-cherrypicking provision.  See Item 3, Legal Proceedings.  Additionally, Senators Jim Bunning and Mitch McConnell introduced the Access to Competitive Power Act of 2007 in the Senate that would, among other things, provide that the anti-cherrypicking provision would not apply with respect to any distributor which provided a termination notice to TVA before December 31, 2006, regardless of whether the notice was later withdrawn or rescinded.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters.  While the FERC action involving East Kentucky is moot and the proposed legislation has not made it to the Senate floor, the events illustrate how the protection to TVA’s service area provided by the anti-cherrypicking provision could be called into question and perhaps eliminated at some time in the future.

Research and Development

TVA invests in science and technological innovation to inform decision making and improve operational and environmental performance.  TVA’s research and development activities are leveraged through partnerships with the Electric Power Research Institute, Department of Energy, Oak Ridge National Laboratory, other utilities, and universities.  Examples of ongoing work include projects for energy efficiency, renewables, and clean energy, as well as projects to increase efficiency and reliability of existing generation and transmission assets, reduce fossil fuel plant emissions, reduce energy consumption, and evaluate new and proposed generation options.  During 2008, TVA spent $21 million on research and development activities.  See Note 1 — Research and Development Costs.

Governance

TVA is governed by the TVA Board.  The Consolidated Appropriations Act, 2005, amended the TVA Act by restructuring the TVA Board from three full-time members to nine part-time members, at least seven of whom must be legal residents of the TVA service area.  TVA Board members are appointed by the President of the United States with the advice and consent of the U.S. Senate.  After an initial phase-in period, TVA Board members serve five-year terms, and at least one member’s term ends each year.  The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; establishes long-range plans to carry out these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from some general federal laws that govern other agencies, such as the federal labor relations laws and the civil service laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA have been made applicable to TVA including those related to paying employees overtime, the protection of the environment, cultural resources, and civil rights laws.  Information about members of the TVA Board and TVA’s executive officers is discussed in Item 10, Directors, Executive Officers and Corporate Governance.

Regulation

Congress

TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Congress can enact legislation expanding or reducing TVA’s activities, change TVA’s structure, and even eliminate TVA.  Congress can also enact legislation requiring the sale of some or all of the assets TVA operates or reduce the United States’ ownership in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from some general federal laws that govern other agencies, such as federal labor relations laws and the civil service laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA have been made applicable to TVA, including those related to paying employees overtime, the protection of the environment, cultural resources, and civil rights.

Securities and Exchange Commission

Section 37 was added to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as part of the Consolidated Appropriations Act, 2005.  Section 37 requires TVA to file with the SEC such periodic, current, and supplementary information, documents, and reports as would be required pursuant to section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to section 12 of the Exchange Act.  Section 37 of the Exchange Act exempts TVA from complying with section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer’s audit committee to be an independent member of the board of directors of the issuer.  Since TVA is an agency and instrumentality of the United States, securities issued or guaranteed by TVA are “exempted securities” under the Securities Act of 1933, as amended (the “Securities Act”), and may be offered and sold without registration under the Securities Act.

In addition, securities issued or guaranteed by TVA are “exempted securities” and “government securities” under the Exchange Act.  TVA is also exempt from sections 14(a)-(d) and 14(f)-(h) of the Exchange Act (which address proxy solicitations) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act.  Also, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.

Federal Energy Regulatory Commission

Under the FPA, TVA is not a “public utility,” a term which generally includes investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an “electric utility” as defined in the FPA and, thus, is directly subject to certain aspects of FERC’s jurisdiction.

•
Under section 210 of the FPA, TVA can be ordered to interconnect its transmission facilities with the electrical facilities of qualified generators and other electric utilities that meet certain requirements.  It must be found that the requested interconnection is in the public interest and would encourage conservation of energy or capital, optimize efficiency of facilities or resources, or improve reliability.  The requirements of section 212 concerning the terms and conditions of interconnection, including reimbursement of costs, must also be met.

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

Nuclear Regulatory Commission

TVA operates its nuclear facilities in a highly regulated environment and is subject to the oversight of the NRC, an independent agency which sets the rules that users of radioactive materials must follow.  The NRC has broad authority to impose requirements relating to the licensing, operation, and decommissioning of nuclear generating facilities. In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.

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

Other Federal Entities

TVA’s activities and records are also subject to review to varying degrees by other federal entities, including TVA’s Office of Inspector General and the following agencies:  the Government Accountability Office, the Congressional Budget Office, and the Office of Management and Budget.

Payments in Lieu of Taxes

TVA is not subject to federal income taxes, and neither TVA nor its property, franchises, or income is subject to taxation by states or their subdivisions.  However, the TVA Act requires TVA to make tax equivalent payments to states and counties in which TVA conducts power operations and in which TVA has acquired properties previously subject to state and local taxation.  The total amount of these payments is five percent of gross revenues from the sale of power during the preceding year excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.  Except for certain direct payments TVA is required to make to counties, distribution of tax equivalent payments within a state is determined by individual state legislation.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  Looking to the future, regulations in all of these areas are expected to become more stringent along with increased emphasis on dealing with climate change, expanding renewable generation alternatives, and encouraging efficient use of electricity.

  Due to the increasing level and complexity of environmental requirements and expectations, TVA completed a new high-level environmental policy to align with and execute the direction in the Strategic Plan.  The Environmental Policy (“Environmental Policy”) was approved by the TVA Board on May 19, 2008, and is intended to be an integrated framework which provides policy-level guidance to carry out TVA's mission of providing cleaner, affordable energy, sustainable economic development, and proactive environmental stewardship. The TVA Environmental Policy sets out environmental objectives and critical success factors in six environmental dimensions: climate change mitigation, air quality improvement, water resource protection and improvement, waste minimization, sustainable land use, and natural resource management.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s 59 coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  See Item 3, Legal Proceedings.

Air Quality Control Developments

Air quality in the United States and in the Tennessee Valley has significantly improved since the enactment of the Clean Air Act (“CAA”) in 1970.  These air quality improvements are expected to continue as the CAA continues to be implemented and evolve as a result of legislative and regulatory changes.  Three substances emitted from coal-fired units — sulfur dioxide (“SO2”), oxides of nitrogen (“NOx”), and particulates — have historically been the focus of CAA emission reduction regulatory programs, and these are discussed in more detail below.

Expenditures related to clean air projects aimed at controlling emissions of these substances during 2008 and 2007 were approximately $274 million and $239 million, respectively. These figures include expenditures in 2008 of $9 million to continue to reduce NOx emissions through the installation of selective non-catalytic reduction (“SNCR”) systems, and $240 million for the installation of flue gas desulfurization systems (“scrubbers”) to continue to reduce SO2 emissions.  TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 would reach $5.5 billion, $5.1 billion of which had already been spent as of September 30, 2008.  TVA estimates that compliance with future CAA requirements and potential mercury regulations, but not including carbon dioxide (“CO2”), as discussed below could lead to additional costs of $3.0 billion to $3.7 billion in the decade beginning in 2011.  There could be additional material costs if reductions of greenhouse gases, including CO2, are mandated under the CAA or via legislation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time.

On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued a decision in State of North Carolina vs. EPA that vacated the Clean Air Interstate Rule (“CAIR”) in its entirety and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit opinion. EPA promulgated CAIR in 2005 and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s operating area, and the District of Columbia.  The requirements of CAIR formed the basis for TVA’s (and much of the utility industry’s) planning with regard to air emission controls beginning in 2009 and continuing well into the next decade.  In the absence of CAIR, the uncertainty regarding compliance requirements, methods, and timelines may result in increased capital expenditures and operating expenses. In addition, it is unclear whether the petitions for a re-hearing or review of this decision will be granted by the D.C. Circuit, which could prolong the uncertainty of the regulatory landscape.

In the absence of CAIR, other requirements of the CAA, such as achievement of ozone and fine particulate ambient air quality standards, requirements relating to regional haze, and control of interstate transport of air pollution (Section 126 petitions), will continue to drive installation of additional controls on electric generating units across the industry, including at TVA. As discussed in more detail below, TVA will continue its previously announced emissions reduction program, including completion of scrubber installations for SO2 control at Bull Run, Kingston, and John Sevier Fossil Plants, and annual operation of the 21 selective catalytic reduction (“SCR”) and other NOx controls beginning in October 2008.

On February 8, 2008, the D.C. Circuit vacated the EPA’s decision to remove coal and oil-fired Electric Generating Units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to Maximum Achievable Control Technology (“MACT”) standards under section 112 of the CAA.   The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to determine that mercury emissions are adequately controlled in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR. Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx  emissions.

The D.C. Circuit’s recent decisions with regard to CAIR and CAMR may also have the effect of reviving interest in Congress in adopting multi-pollutant control legislation focused on the electric power sector. Among other things, such an approach could seek to establish coordinated caps for power plant emissions of mercury, SO2, NOx, and CO2. The legislative and regulatory landscape is continuing to change for these and other issues and the outcome cannot be predicted accurately at this time.

Sulfur Dioxide.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet the National Ambient Air Quality Standards (“NAAQS”) for SO2 and fine particulate matter. Looking forward, these programs, as well as implementation of the regional haze program, will result in additional regulation of SO2 emissions.

Through calendar year 2007, TVA had reduced its SO2 emissions by 84 percent from the peak 1977 level by switching to lower-sulfur coals, continuing to operate an Atmospheric Fluidized Bed Combustion (“AFBC”) unit at its Shawnee Fossil Plant, operating existing scrubbers on six larger units, and installing and operating a scrubber on an additional large unit at Paradise Fossil Plant.   TVA is constructing a scrubber at Bull Run Fossil Plant, which is scheduled to begin operation in 2009, and two scrubbers at its Kingston Fossil Plant, which are scheduled to begin operation in 2010.  In April 2008, the TVA Board approved construction of additional flue gas desulfurization equipment at the four-unit John Sevier Fossil Plant in east Tennessee (“John Sevier”), which is expected to begin operation in 2012. Additionally, TVA has switched, or plans to switch, to lower-sulfur coal at several additional units in the next few years.  It is likely that additional emission reduction measures will have to be undertaken in addition to these announced actions to achieve compliance with requirements yet to be adopted.  Such measures will also help to meet the goal identified in TVA’s Environmental Policy to reduce emissions by continuing to install emission reduction equipment and new technology with the aim of controlling over 80 percent of fossil generation in the next 10 years.

Nitrogen Oxides.  Utility NOx emissions continue to be regulated under state programs to achieve and maintain EPA’s NAAQS for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program. On March 12, 2008, EPA issued final rules adopting new, more stringent NAAQS for ozone.  EPA lowered the primary standard, created to protect public health with an adequate margin of safety, from 0.084 parts per million (“ppm”) to 0.075 ppm.  EPA also promulgated a new secondary standard, mainly created to protect vegetation. The form and level of the secondary standard are the same as the primary standard.

In 2009, states will have to recommend to EPA those counties proposed to be designated as “non-attainment” counties under the new standards, and in 2010, EPA is expected to finalize attainment designations using 2006 to 2008 monitoring data.  States must submit plans to EPA no later than 2013 that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (2013 to 2030) depending on the severity of the ozone problem.

Based on 2005-2007 monitoring data, virtually all of the larger cities in the Tennessee Valley area and their associated Metropolitan Statistical Areas, as well as those rural counties where ozone monitors are present, will likely be designated as non-attainment areas under the new standard.

Non-attainment designation can impact industrial development and expansion since new businesses tend to avoid non-attainment areas, and expansion of existing businesses becomes more difficult.  Non-attainment can have serious repercussions for counties by increasing costs to industry, delaying the air permitting process, and restricting expansion of existing sources.  Consumers are also likely to be affected as a result of the institution of vehicle inspection and fuel restriction programs.  Non-attainment can also impact transportation planning since loss of federal highway funds can occur unless projects demonstrate “conformity” with the new standards.

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil-fired power plants. As a result of its emission reduction program, TVA’s summertime NOx emissions have declined substantially. Since 1995, TVA has reduced its NOx emissions during the summer (when ozone levels increase) by 82 percent by installing various controls, including low-NOx burners and/or combustion controls, on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units. (The AFBC unit at Shawnee Fossil Plant is inherently low NOx emitting.)

In 2005, TVA installed SNCR systems, which generally have lower NOx removal capabilities than SCRs, on two units, Johnsonville Unit 1 and Shawnee Unit 1, to demonstrate long-term technology capability, and continues to operate the SNCR at Johnsonville Unit 1 in West Tennessee.  In 2007, TVA began operating the High Energy Reagent Technology (“HERT”) system on Unit 1 at John Sevier, and on Unit 4 at Johnsonville Fossil Plant (“Johnsonville”).  HERT is similar to SNCR technology but has higher removal capabilities.  Similar HERT equipment is planned for installation on the other three John Sevier units and Johnsonville Units 2 and 3 by May 2009, and TVA has announced plans to install SCRs at John Sevier by 2015.

TVA’s NOx emission reduction program is expected to continue to depend primarily on SCRs, but will also incorporate some mix of SNCRs and/or HERTs as TVA gains more experience with these technologies.  These plans may change depending on the timing and severity of future regulatory developments affecting power plant emissions. In October 2008, TVA began operating this NOx control equipment year round (except for maintenance outages).

An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is likely to focus additional regulatory attention on all NOx emission sources, including TVA sources.

Particulates/Opacity.  Coarse particulates (defined as particles of 10 micrometers or larger), which include fly ash, have long been regulated by states to meet EPA’s NAAQS for particulate matter.  All of TVA’s coal-fired units have been equipped with mechanical collectors, electrostatic precipitators, scrubbers, or baghouses, which have reduced particulate emissions from the TVA system by more than 99 percent compared to uncontrolled units.  In 1997, EPA issued separate NAAQS for even smaller particles with a size of up to 2.5 micrometers (“fine particles” or “PM2.5”).  Counties and parts of counties in the Knoxville and Chattanooga, Tennessee, metropolitan areas have been designated as non-attainment areas under the 1997 standard.

In September 2006, EPA revised the 1997 standards.  The 2006 revisions tighten the 24-hour fine particle standard and retain the 1997 annual fine particle standard.  EPA also decided to retain the existing 24-hour standard for coarse particles, but revoked the related annual standard. On August 19, 2008, EPA sent letters to state and tribal representatives responding to their initial recommendations for areas meeting and not meeting the 24-hour national ambient air quality standards for PM2.5. States and tribes now have the opportunity to comment on EPA’s modifications to their recommendations and to provide new information and analyses to EPA if appropriate. Several counties and parts of counties in the Tennessee Valley that include or are close to TVA coal-fired generating plants are included in this preliminary designation. Particular areas of concern to TVA are the Kentucky counties of Muhlenberg and McCracken, the Tennessee counties of Humphreys, Montgomery, and Stewart, and the counties in the Knoxville area.  EPA has announced plans to make final designations in December 2008 using air quality monitoring data from 2005, 2006, and 2007.   TVA will continue efforts to reduce emissions and engage regional and national stakeholders to further understand and improve regional air quality.  TVA’s continued installations of scrubbers for SO2 control and SCRs and other technologies for NOx control as described above are expected to continue to reduce fine particle levels.

Issues regarding utility compliance with state opacity requirements are also increasing.  Opacity measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment.  Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are addressing this issue.  There are also disputes and lawsuits over the role of continuous opacity monitors in determining compliance with opacity limitations, and TVA has received an adverse decision in one such lawsuit.  See Item 3, Legal Proceedings.

Climate Change.  In 1995, TVA was the first utility in the nation to participate in “Climate Challenge,” a DOE-sponsored voluntary greenhouse gas reduction program.  Over the past decade, TVA has reduced, avoided, or sequestered over 305 million tons of CO2 under this program.  TVA also participates in the President’s Climate VISION program which calls on the electric utility sector, along with other industry sectors, to help meet a national goal of reducing the greenhouse intensity of the U.S. economy by 18 percent from 2002 to 2012.

TVA has taken and is continuing to take significant voluntary steps that will reduce the carbon intensity of its electric generation, including the recovery of Browns Ferry Unit 1, planned power up-rates of Browns Ferry Units 1, 2 and 3 (which will increase the generating capability of the units resulting in additional avoided emissions of CO2), the completion of Watts Bar Unit 2, and the completion of the hydroelectric modernization program.  TVA has also filed with the NRC a combined operating license application for two advanced nuclear reactors at the Bellefonte Nuclear Plant near Hollywood, Alabama, and requested that the NRC reinstate the construction permit for Bellefonte Nuclear Units 1 and 2, although no decision has been made to complete those units or to build the new reactors.  TVA is also committed to increasing its renewable energy by adding regional renewable energy sources to its generation portfolio.

In addition, TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with the Electric Power Research Institute and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as carbon sequestration via reforestation. Legislation was introduced in the last Congress to require reductions of CO2 that, if enacted, could have resulted in significant additional costs for TVA and other utilities with coal-fired generation.  In general, any carbon legislation will result in some level of increase in the price of electricity to consumers, regardless of form, severity, and timing of the legislation, and TVA's analyses of previous versions of several proposed climate bills indicate that the price increases could be substantial. These analyses also show that TVA's existing coal-fired generating assets will continue to play an important role in meeting the energy needs of the Tennessee Valley.  TVA expects that the next Congress and Administration will again take up the issue of climate change and is incorporating the possibility of mandatory carbon reductions and a renewable portfolio standard into its long range planning. TVA will continue to monitor legislative and regulatory developments related to CO2 and a renewable portfolio standard to assess any potential financial and operational impacts as information becomes available.  Looking ahead, TVA’s Environmental Policy contains a Climate Change Mitigation objective to stop the growth in volume of emissions and reduce the rate of carbon emissions by 2020.

In addition to legislative activity, climate change issues are the subject of a number of lawsuits, including lawsuits against TVA.  See Item 3, Legal Proceedings.  On November 29, 2006, the U.S. Supreme Court heard the case of Massachusetts v. EPA, concerning whether EPA has the authority and duty to regulate CO2 emissions under the CAA.  On April 2, 2007, the Supreme Court found that greenhouse gases, including CO2, are pollutants under the CAA, and that EPA thus does have the authority to regulate these gases.  The Supreme Court also concluded that EPA's refusal to regulate these pollutants was based on impermissible reasons, and remanded the case to EPA to make a judgment regarding endangerment (either that greenhouse gases do, or do not, pose a threat to health and welfare) with respect to certain mobile sources.  While this case focused on CO2 emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.

In July 2008, EPA issued an Advance Notice of Proposed Rulemaking (“ANPR”) that addressed essentially all regulatory proceedings before EPA in which greenhouse gas emissions and climate change are issues, including consideration of greenhouse gas emissions in establishing new source performance standards and resolving pending appeals of new source review permit applications. The ANPR sought comments on the framework and direction of EPA’s actions to regulate greenhouse gas emissions from a wide range of facilities, including electric generating facilities.  The ANPR outlines issues to be addressed in new legislation that may be required in order to regulate greenhouse gas emissions.  Regulatory options that may be considered in such legislation include, but are not limited to, the enactment of a cap-and-trade policy and development and deployment of alternative fuels, renewable energy resources, and energy conservation. Whether climate change legislation will be enacted during the 2009 to 2010 legislative session, and if so its potential impacts, cannot be assessed at this time.  Any such legislation, or similar regulatory action by EPA under the CAA or otherwise, would probably have a significant impact on fossil-fueled generation facilities.

States are also becoming more active in the regulation of emissions that are believed to be contributing to global climate change.  Several northeastern states have formed the Regional Greenhouse Gas Initiative, which is in the process of being implemented, and California passed a bill capping greenhouse gas emissions in the state.  Other states are considering a variety of actions.  North Carolina is studying initiatives aimed at climate change under the provisions of the state’s Clean Smokestacks Act of 2002.  This act required the State Division of Air Quality to study potential control of CO2 emissions from coal-fired utility plants and other stationary sources.  This has also prompted efforts to develop a climate action plan for North Carolina.

Renewables and Clean Energy

In light of increasing national focus on renewable and clean energy and TVA's desire to reduce its environmental footprint, on May 19, 2008, the TVA Board approved guiding principles for an Energy Efficiency and Demand Response Plan and a Renewable and Clean Energy Assessment.

The Energy Efficiency and Demand Response Plan seeks to slow the current rate of growth in the region’s power demand by providing opportunities for residential, business, and industrial consumer groups to use energy more efficiently.  In the short term, the plan proposes reducing the growth in peak demand by up to 1,400 megawatts by the end of the 2012 fiscal year.

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

Water Quality Control Developments

In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act (“CWA”), EPA promulgated a final rule for existing power producing facilities (“Phase II Rule”) that became effective on September 7, 2004.  On January 25, 2007, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) remanded the Phase II Rule, holding, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the U.S. Supreme Court.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the U.S. Supreme Court granted the petition, limiting its review to one issue:  "Whether Section 316(b) of the CWA authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.” The Department of Justice and industry petitioners will defend the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived.  The case has been argued before the U.S. Supreme Court. TVA is unable to predict the outcome.

On July 9, 2007, EPA suspended all but one provision of the Phase II Rule until the agency resolves the issues raised by the Second Circuit's remand.  The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities.  BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures.  The use of BPJ controls reflects a return to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II Rule.

All of the intakes at TVA's existing coal and nuclear generating facilities were subject to the Phase II Rule.  Given the uncertainty over the ultimate outcome of the appellate process and what the changes in the final rule as ultimately issued by EPA will be, the impacts of the eventual rulemaking are uncertain at this time.

Section 303d of the CWA requires states to develop and report to EPA on a two-year cycle a list of waters that are “impaired” or are expected to not meet water quality standards in the next two years and need additional pollution controls. The Tennessee Department of Environment and Conservation (“TDEC”) placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant on its 2008 list of impaired streams (the “303d List”).  This section of Barkley Reservoir had not been listed previously. The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs on the Wolf Creek and Center Hill Dams coupled with the most severe drought on record in the region. The lower flows made less water available to dissipate the heated discharge from Cumberland Fossil Plant and resulted in increased river temperatures. The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill Dams may impact the generation of electricity from TVA's Cumberland and Gallatin Fossil Plants. Placing this section of Barkley reservoir on the 303d List could also impact the thermal limits imposed by the State of Tennessee when the discharge permit for Cumberland Fossil Plant is renewed in 2010, or earlier if the state or EPA determines that additional actions are required to protect the aquatic environment below the plant.  TVA is working with the U.S. Army Corps of Engineers and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.  TVA began operating temporary cooling towers at Cumberland Fossil Plant to reduce the temperature of the water discharged to the river.

EPA, and many states, are taking increased interest in evaluating the potential effects of thermal discharges from steam-electric generating facilities.  TVA is working with states and EPA Region IV to demonstrate that the data collected by TVA in the vicinity of its facilities is sufficient to meet the requirements for assessing the impacts of thermal discharges on the aquatic environment.

In March 2007, TDEC adopted a lower, more conservative threshold (0.3 ppm) for issuing precautionary advisories for fish consumption due to mercury. Adoption of the lower threshold resulted in the issuance of several new precautionary fish consumption advisories in April 2007 for all or parts of five TVA reservoirs (Norris, Cherokee, South Holston, Watauga, and Tellico) and parts of four rivers in the Tennessee Valley (Buffalo, Emory, Hiwassee, and Holston) as well as the Loosahatchie, Wolf, and Mississippi Rivers in Tennessee that are not in the Tennessee River watershed.

As part of the 2007 advisory determinations, TDEC also identified several water bodies where more data were needed to determine if advisories were necessary.  State agencies have since collected fish from those water bodies and decided several of them needed advisories to protect public health. The new Precautionary Advisory list for 2008 includes one additional TVA reservoir (Beech) and three additional river segments in the Tennessee River watershed (French Broad, Sequatchie, and Duck).  Also, existing advisories for several reservoirs and rivers were expanded to include mercury as a chemical of concern and/or to include more kinds of fish.

TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing, but is more reflective of the effect of the lowered threshold values for issuing a precautionary consumption advisory.  TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data were provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernible trend in fish from most reservoirs. Despite increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.

One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above is that wastewaters at TVA coal-fired facilities and across the utility industry may be changing because of waste streams from air quality control technologies. Varying amounts of ammonia or similar compounds used as a necessary component of SCR and SNCR operations may end up in facility wastewater ponds that may discharge through outfalls regulated under the CWA. Operation of scrubbers for SO2 control also results in additional amounts of pollutants being introduced into facility wastewater treatment ponds. EPA is currently collecting information to determine if the national Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the CWA need to be revised.  If the Effluent Guidelines are revised, potentially more restrictive discharge limitations for existing parameters or the addition of new parameters could result in additional wastewater treatment expenses to meet requirements of the CWA. These costs cannot be accurately predicted at this time, but TVA is involved in and closely monitoring EPA’s data collection activities and the progress of the Effluent Guidelines review process. On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of the operation of air pollution control equipment.  TVA is closely monitoring the development and implementation of numeric nutrient criteria, particularly by the states in TVA’s service area and is encouraging regulatory agencies in the Valley states to incorporate water quality trading regulations into their water quality standards.

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

Hazardous Substance Response, Oil Cleanup, and Similar Environmental Work

Liability for releases and cleanup of hazardous substances is primarily regulated under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability.  TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000.  There have been no recent assertions of TVA liability for five of the non-TVA areas, and there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to these five sites.  There is evidence that TVA sent some materials to the remaining three non-TVA areas: the David Witherspoon site in Knoxville, Tennessee, the Ward Transformer site in Raleigh, North Carolina, and the General Waste Products site in Evansville, Indiana.  As discussed below, TVA is not able to estimate its liability related to these sites at this time.

The Witherspoon site is contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE has admitted to being the main contributor of materials to the Witherspoon site and is currently performing clean up activities.  DOE claims that TVA sent equipment to be recycled at this facility, and there is some supporting evidence for the claim.  However, TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  DOE has asked TVA to “cooperate” in completing the cleanup, but it has not provided to TVA any evidence of TVA’s percentage share of the contamination.

The Ward Transformer site is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA. The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil cleanup or the supplemental groundwater remediation.  EPA has selected a cleanup plan for the down stream drainage basin with a present-worth cost estimate of $6.1 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

General Waste Products was a scrap metal salvage yard that operated from the 1930s until 1998.  The original defendants in a CERCLA action have filed a third party complaint against TVA and others seeking cost contribution for cleanup of contamination from lead batteries and PCB transformers at the facility.  There is evidence that TVA sent scrap metal to the facility, but TVA has not found any records indicating that it sent batteries or PCB equipment.  There are two cleanup sites at the facility.  TVA has been informed that the first site has been cleaned up at a cost of $3.2 million, and cleanup estimates for the second site range from $2 million to $7 million.  TVA’s allocated share of the cleanup costs, if any, is expected to be relatively small.

TVA operations at some TVA facilities have resulted in oil spills and other contamination TVA plans to address, and TVA expects to incur costs of about $15 million for environmental work related to decommissioning of the Watts Bar Fossil Plant.

As of September 30, 2008, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $18 million on a non-discounted basis, including the Watts Bar Fossil Plant work, and is included in Other liabilities on the Balance Sheet.

Coal-Combustion Wastes

In accordance with a regulatory determination by EPA in May 2000, coal-combustion and certain related wastes disposed of in landfills and surface impoundments are not regulated as hazardous waste.  In conjunction with this determination, EPA committed to developing non-hazardous management standards for these wastes.  These standards are likely to include increased groundwater monitoring, more stringent siting requirements, and closure of existing waste-management facilities not meeting minimum standards.  On August 29, 2007, EPA issued a Notice of Data Availability (“NODA”) in which it requested public comment on whether the additional information mentioned in the notice should affect EPA’s decisions as it continues to follow up on its commitment to develop management standards for coal-combustion wastes.  Although TVA did not comment on the NODA, the Utility Solid Waste Activity Group, of which TVA is a member, did file extensive comments with EPA regarding the risk assessment method that EPA chose to support the NODA.

Employee Relations

On September 30, 2008, TVA had 11,584 employees, of whom 5,010 were trades and labor employees.  Under the TVA Act, TVA is required to pay trades and labor workers hired by TVA or its contractors the prevailing rate of wages.  This rate is the rate of wages for work of a similar nature prevailing in the vicinity where the work is being performed.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

–
The Federal Power Act prevents FERC from ordering TVA to provide others with access to its transmission lines for the purpose of delivering power to customers within TVA’s defined service area, except to those customers residing in Bristol, Virginia.  This provision is often called the “anti-cherrypicking provision” since it prevents competitors from “cherrypicking” TVA’s customers.

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

There is a risk that new environmental laws and regulations could become applicable to TVA or the facilities it operates and that existing environmental regulations could be revised or reinterpreted in a way that adversely affects TVA.  For example, proposals in Congress that would regulate CO2 and other greenhouse gases could require TVA to incur significantly increased costs.  Any such developments could require TVA to make significant capital expenditures, increase TVA’s operating and maintenance costs, require TVA to pay a carbon penalty, or even lead to TVA’s closing certain facilities.  See Item 1, Business — Environmental Matters.

•	TVA could become subject to Renewable Energy Portfolio Standards.

TVA is not currently obligated to provide a percentage of the power it sells from renewable sources but might be required to do so in the future.  In such a case, TVA would either have to build additional facilities that use renewable resources to produce the power itself or purchase renewable power from other companies.  Such developments could require TVA to make significant capital expenditures, increase its purchased power costs, or make changes in how it operates its facilities.   See Item 1, Business — Renewable and Clean Energy.

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

•	TVA may lose some of its customers.

As of September 30, 2008, three distributor customers had notices in effect terminating their power contracts with TVA.  Although sales to these three distributor customers generated only 0.5 percent of TVA’s total operating revenues in 2008, the loss of additional customers could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.  See Item 1, Business — Customers — Municipalities and Cooperatives and Other Customers.

Operational Risks

TVA’s generation and transmission assets may not operate as planned.

Many of TVA’s generation and transmission assets have been operating since the 1950s or earlier and have been in nearly constant service since they were completed.  If these assets fail to operate as planned, TVA, among other things:

•	Might have to invest a significant amount of resources to repair or replace the assets;

•	Might be unable to operate the assets for a significant period of time;

•	Might have to purchase replacement power on the open market;

•	Might not be able to meet its contractual obligations to deliver power; and

•	Might have to remediate collateral damage caused by a failure of the assets.

In addition, the failure of TVA’s assets to perform as planned could cause health, safety, and environmental problems and even result in such events as the failure of a dam or a nuclear accident.  Any of these potential outcomes could negatively affect TVA’s cash flows, results of operations, and financial condition.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008.

TVA’s fuel supplies might be disrupted.

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

Compliance with existing and future environmental laws and regulations may affect TVA’s operations in unexpected ways.

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

TVA acquires a portion of its electricity needs through purchased power arrangements.  The price for purchased power has been volatile in recent years, and the price that TVA pays for purchased power may increase significantly in the future.  In addition, if one of TVA’s purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In some circumstances, TVA may not be able to recover this difference from the supplier.  Moreover, if TVA is unable to acquire enough purchased power or enough replacement power on the spot market and does not have enough reserve generation capacity available to offset the loss of power from the purchased power supplier, TVA might not be able to supply enough power to meet the demand, resulting in power curtailments or even blackouts.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk — Credit of Other Counterparties.

TVA’s ability to supply power and its customers’ demands for power are influenced by weather conditions.

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices in order to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  In addition, in periods of low rainfall or drought, TVA’s low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power.  Furthermore, high river water temperatures in the summer may limit TVA’s ability to use water from the Tennessee or Cumberland River system for cooling at its generating facilities, thereby limiting TVA’s ability to operate its generating facilities.  See Item 1, Business — Weather and Seasonality and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 — Weather Conditions.

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

TVA’s coal-fired and nuclear generation facilities depend on water from the river systems near which they are located for cooling water and for water to convert into steam to drive turbines.  While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of this necessary water, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some TVA facilities rely.  Events at these non-TVA managed bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA having insufficient water to meet the needs of its plants.  In such scenarios, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.  See Item 1, Business — Power Supply and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008.

An incident at any nuclear facility, even one that is not owned by or licensed to TVA, could result in increased expenses and oversight.

A nuclear incident at a TVA facility could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Any nuclear incident, even at a facility that is not owned by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $105 million per year and a total of $671 million per nuclear incident under the Price-Anderson Act.  In addition, a nuclear incident could negatively affect TVA by, among other things, obligating TVA to pay retrospective premiums, reducing the availability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.

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

•
Commodity Price Risk.  Prices of commodities critical to TVA’s operations, including coal, uranium, natural gas, fuel oil, construction materials, emission allowances, and electricity, have been extremely volatile in recent years.  If TVA fails to effectively manage its commodity price risk, TVA’s rates could increase and thereby cause customers to look for alternative power suppliers.

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

For more information regarding market risks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities, and for a discussion of the impact on TVA of recent developments in the commodity, investment, interest rate, and credit markets, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 and Liquidity and Capital Resources —- Sources of Liquidity.

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

•	A significant downgrade could result in TVA’s having to post collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.25 billion.

•	A downgrade could lower the price of TVA securities in the secondary market.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

TVA may have to make significant unplanned contributions to fund its pension and other postretirement benefit plans.

TVA’s costs of providing pension benefits and other postretirement benefits depend upon a number of factors, including, but not limited to:

•	Provisions of the pension and postretirement benefit plans;

•	Changing employee demographics;

•	Rates of increase in compensation levels;

•	Rates of return on plan assets;

•	Discount rates used in determining future benefit obligations;

•	Rates of increase in health care costs;

•	Levels of interest rates used to measure the required minimum funding levels of the plans;

•	Future government regulation; and

•	Contributions made to the plans.

Any number of these factors could increase TVA’s costs of providing pension and other postretirement benefits and require TVA to make significant unplanned contributions to the plans.  Such contributions would negatively affect TVA’s cash flows, results of operations, and financial condition.  For a discussion of the impact of the recent turmoil in the financial markets on TVA’s pension fund, including the funded status and recent performance of the fund, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 — Investment Performance.

TVA may have to make significant unplanned contributions to its nuclear decommissioning trust.

TVA maintains a nuclear decommissioning trust for the purpose of providing funds to decommission its nuclear facilities.  The decommissioning trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  TVA might have to make significant unplanned contributions to the trust if, among other things:

•	The value of the investments in the trust declines significantly;

•	The laws or regulations regarding nuclear decommissioning change the decommissioning funding requirements;

•	The assumed real rate of return on plan assets, which is currently five percent, is lowered by the TVA Board;

•	Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly; or

•	TVA is required to decommission a nuclear plant sooner than it anticipates.

If TVA makes unplanned contributions to the trust, the contributions would negatively affect TVA’s cash flows, results of operations, and financial condition.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Challenges During 2008 — Investment Performance.

TVA may be unable to meet its current cash requirements if its access to the debt markets is limited.

TVA’s cash management policy is to use cash provided by operations together with proceeds from power program borrowings to fund TVA’s current cash requirements.  In addition, TVA has access to a $150 million credit facility with the U.S. Treasury and $2.25 billion of credit facilities with a national bank.  In light of TVA’s cash management policy, it is critical that TVA continue to have access to the debt markets in order to meet its cash requirements.  The importance of having access to the debt markets is underscored by the fact that TVA, unlike many utilities, relies almost entirely on the debt markets to raise capital since it is not authorized to issue equity securities.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Approaching or reaching its debt ceiling could limit TVA’s ability to carry out its business.

At September 30, 2008, TVA had approximately $22.7 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $138 million and net discount on sale of bonds of $199 million).  TVA has a statutorily imposed ceiling of $30 billion on outstanding Bonds. Approaching or reaching this debt ceiling could adversely affect TVA’s business by limiting TVA’s ability to borrow money and increasing the cost of servicing TVA’s debt.  In addition, approaching or reaching this debt ceiling could lead to increased legislative or regulatory oversight of TVA’s activities.

TVA’s cash flows, results of operations, and financial condition could be negatively affected by economic downturns.

Sustained downturns or weakness in the economy in TVA’s service area or other parts of the United States could reduce overall demand for power and thus reduce TVA’s power sales and cash flows, especially as TVA’s industrial customers reduce their operations and thus their consumption of power.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Future Challenges.

TVA’s financial control system cannot guarantee that all control issues and instances of fraud or errors will be detected.

No financial control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of financial controls can provide absolute assurance that all control issues and instances of fraud or errors can be detected.  The design of any system of financial controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  For an assessment as of September 30, 2008, of TVA’s disclosure controls and procedures (which were deemed ineffective) and TVA’s internal controls and procedures (which were deemed effective) as well as a discussion of the remediation during the fourth quarter of 2008 of a material internal control weakness related to TVA’s estimate of unbilled revenue, see Item 9A, Controls and Procedures.

TVA could lose the ability to use regulatory accounting and be required to write off a significant amount of regulatory assets.

TVA is able to use regulatory accounting because it satisfies the requirements set forth in Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, TVA records as assets certain costs that would not be recorded as assets under generally accepted accounting principles for non-regulated entities.  As of September 30, 2008, TVA had $6.9 billion of regulatory assets.  If TVA loses its ability to use regulatory accounting, TVA could be required to write-off its regulatory assets.  Any asset write-offs would be required to be recognized in earnings in the period in which regulatory accounting under SFAS No. 71 ceased to apply to TVA.

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

All of TVA’s Bonds are listed on the New York Stock Exchange except for TVA’s discount notes, which have maturities of less than one year, and the power bonds issued under TVA’s electronotes® program, which is TVA’s medium-term retail notes program.  In addition, some of TVA’s Bonds are listed on foreign stock exchanges.  Although many of TVA’s Bonds are listed on stock exchanges, there can be no assurances that any market will develop or continue to exist for any Bonds.  Additionally, no assurances can be made as to the ability of the holders of Bonds to sell their Bonds or the price at which holders will be able to sell their Bonds.  Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally.

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

Generating Properties

At September 30, 2008, generating assets operated by TVA consisted of 59 coal-fired units, six nuclear units, 109 conventional hydroelectric units, four pumped storage units, 93 combustion turbine units, three combined cycle units, nine diesel generator units, one digester gas site, one biomass cofiring site, one wind energy site, and 15 solar energy sites.  See Item 1, Business — Power Supply for a chart that indicates the location, capability, and in-service dates for each of these properties.  Construction on Watts Bar Unit 2 commenced in December 2007.  Completing Watts Bar Unit 2 is expected to take 60 months.  TVA added seven combustion turbine units in 2008 and subsequently sold an undivided 69.69 percent interest in three of the combined cycle, combustion turbine units it had acquired. It now operates these three units under a lease agreement.  See Item 1, Business — Power Supply — Generation Facilities — Combustion Turbine Facilities.

Twenty-four of TVA’s simple cycle combustion turbines are subject to leaseback arrangements.  For more information regarding these arrangements, see Note 13 — Leaseback Obligations.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 15,860 circuit miles of transmission lines (primarily 500 kilovolt and 161 kilovolt lines);
•	487 transmission substations, power switchyards, and switching stations; and
•	64 individual interchange and 1,006 customer connection points.

In 2003, TVA entered into a leaseback of certain qualified technological equipment and other software related to TVA’s transmission system.  For more information regarding this transaction, see Note 13 — Leaseback Obligations.

Natural Resource Stewardship Properties

TVA operates and maintains 49 dams, and TVA manages the following natural resource stewardship properties:

•	11,000 miles of reservoir shoreline;
•	293,000 acres of reservoir land;
•	650,000 surface acres of water; and
•	Over 100 public recreation facilities.

As part of its stewardship responsibilities, TVA approval is required to be obtained before construction of any obstruction affecting navigation, flood control, or public lands can be constructed in or along the Tennessee River and its tributaries.

Buildings

TVA has a variety of buildings throughout its service area in addition to the buildings located at its generation and transmission facilities, including office buildings, customer service centers, power service centers, warehouses, visitor centers, and crew quarters.  The most significant of these buildings is the Knoxville Office Complex.  TVA also leases buildings when it deems appropriate, including its Chattanooga Office Complex, which consists of approximately 1.2 million square feet of office space.  The initial term of TVA's lease of approximately 1.05 million square feet of the Chattanooga Office Complex expires on January 1, 2011.  On February 8, 2008, TVA finalized an agreement to purchase this portion of the Chattanooga Office Complex upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  See Note 4 — Asset Acquisitions and Dispositions.  The lease on the Monteagle Place the remaining portion of the Chattanooga Office Complex (approximately 131,979 square feet) expires on September 30, 2012.  TVA also owns a significant number of buildings in Muscle Shoals, Alabama, and is currently evaluating strategies for long-term solutions to further reduce its Muscle Shoals portfolio.

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

•	Under Section 15d(g) of the TVA Act, TVA can dispose of real property in connection with the construction of generating plants or other facilities under certain circumstances.
•	Under 40 U.S.C. § 1314, TVA has authority to grant easements for rights-of-way and other purposes.

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

ITEM 3.  LEGAL PROCEEDINGS

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below.  In accordance with SFAS No. 5, “Accounting forContingencies,” TVA had accrued approximately $46 million and $3 million with respect to the proceedings described below as of September 30, 2008 and 2007, respectively, as well as approximately $5 million and $4 million as of September 30, 2008, and 2007, respectively, with respect to other proceedings that have arisen in the normal course of TVA’s business.  TVA recognized $20 million, $4 million, and $24 million in 2008, 2007, and 2006, respectively, of expense by increasing accruals related to legal proceedings.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”).  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  On April 5, 2007, the plaintiffs moved for summary judgment.  TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes.  On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  Oral argument on the plaintiffs’ motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded to TVA’s proposed plan, and the district court held a hearing on the plan on December 15, 2008.  EPA has approved Alabama’s de minimis rule, which will become effective in 2009.

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

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that CAIR remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.  The D.C. Circuit ordered the parties, including TVA, to file new briefs in the case and to address what should happen if the court vacates CAIR.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2004 through 2008 should be read in conjunction with the audited financial statements and notes thereto (collectively, the “Financial Statements”) presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2004, 2005, 2006, and 2007 financial statement presentation to conform to the 2008 presentation.

Statements of Income Data
For the years ended September 30
(in millions)

	2008		2007		2006		2005		2004

Operating revenues1, 7	$10,382		$9,326		$8,983		$7,792	7	$7,525	7
Revenue capitalized during pre-commercial plant operations	–		(57)		–		–		–
Operating expenses 6, 8	(8,198	) 2	(7,726	) 2	(7,560	) 2	(6,455	) 2, 7	(5,833	) 3, 7
Operating income	2,184		1,543		1,423		1,337		1,692
Other income, net 1, 4, 6, 7	9		71		78		57	7	64	7
Unrealized gain (loss) on derivative contracts, net	–		41		(15)		3		(7)
Net interest expense 4, 8	(1,376)		(1,232)		(1,264)		(1,312	) 8	(1,363	) 8
Cumulative effect of accounting changes	–		–		(109	) 5	–		–
Net income	$817		$423		$113		$85		$386

Notes

(1)
Prior to 2007, TVA reported certain revenue not directly associated with revenue derived from electric operations as Other revenue.  This income of $10 million, $12 million, and $8 million for 2006, 2005, and 2004, respectively, has been reclassified from Other revenue to Other income.  Additionally, certain items not directly associated with the sale of electricity were previously reported as Sales of electricity.  This revenue of $22 million, $23 million, and $22 million for 2006, 2005, and 2004, respectively, has been reclassified from Sales of electricity to Other revenue.

(2)
During 2008, 2007, 2006, and 2005, TVA recognized a total of $9 million, $21 million, $14 million, and $24 million, respectively, in impairment losses related to its Property, plant, and equipment.  The 2008 Loss on asset impairment included a $4 million write-off due to project and technology changes from a wet scrubber to a dry scrubber at John Sevier Fossil Plant, a $4 million write-off of limestone grinding equipment purchased for the Bull Run Fossil Plant when the decision was made to purchase limestone in the pre-ground state, as well as approximately $1 million in write-offs of other Construction work in progress assets.  The 2007 Loss on asset impairment included a $17 million write-down of a scrubber project at Colbert and write-downs of $4 million related to other Construction in progress assets.  The 2006 Loss on asset impairment included write-downs of $12 million on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and a $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.  The 2005 Loss on asset impairment included a $16 million write-down on certain Construction in progress assets related to new pollution-control and other technologies that had not been proven effective and a re-evaluation of other projects due to funding limitations and an $8 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex.

(3)
During 2004, TVA was notified by a supplier that it would not proceed with manufacturing of fuel cells to be installed in the partially completed Regenesys energy storage plant in Columbus, Mississippi.  Accordingly, TVA recognized a net $20 million loss on the cancellation of the Regenesys project.

(4)
Prior to 2006, TVA reported short-term investment interest income with interest expense.  Interest income of $19 million and $6 million for 2005 and 2004, respectively, has been reclassified from Interest expense, net to Other income, net.

(5)
During 2006, TVA adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143,” which resulted in a cumulative effect charge to income of $109 million and an increase in accumulated depreciation of $20 million.  See Note 5.

(6)
TVA has certain service organizations which provide maintenance and testing services to customers both inside and outside of TVA.  For 2006 and 2005, the excess of cost recovery over actual cost and services provided to TVA organizations of $12 million and $12 million, respectively, has been reclassified from Other income to Operating expense.

(7)
Certain items previously reported as revenue under Other revenue were reclassified as Other income.  These items were not directly associated with revenue derived from electric operations but are associated with the operation of service organizations which provide environmental and maintenance and testing services.  Previously reported revenue from these items of approximately $5 million and $13 million for 2005 and 2004, respectively, are now included in Other income.  Additionally, certain Other revenue related to income derived from electric operations was recorded net of related expenses.  Expenses of $15 million and $13 million for 2005 and 2004, respectively, have been reclassified from Other revenue to operating expenses.

(8)
Subsequent to 2005, certain financing charges related to leaseback obligations were recorded as Operating and maintenance expense.   Beginning with 2006, these financing charges are classified as interest expense.  Previously reported financing charges of approximately $51 million and $53 million for 2005 and 2004,  respectively, are now included in Interest on debt and leaseback obligations.

Balance Sheets Data
At September 30
(in millions)

	2008	2007	2006	2005	2004
Assets
Current assets 1	$2,503	$2,436	$2,513	$2,176	$2,295
Property, plant, and equipment, net	25,779	24,832	24,421	23,888	23,699
Investment funds	956	1,169	972	858	744
Regulatory and other long-term assets	7,899	5,295	6,402	7,551	7,451
Total assets	$37,137	$33,732	$34,308	$34,473	$34,189

Liabilities and proprietary capital
Current liabilities 1	$4,252	$3,429	$5,229	$6,724	$5,420
Regulatory and other liabilities	8,918	6,400	7,052	7,606	7,168
Long-term debt, net	20,404	21,099	19,544	17,751	19,337
Total liabilities	33,574	30,928	31,825	32,081	31,925

Retained earnings	2,571	1,763	1,349	1,244	1,162
Other proprietary capital	992	1,041	1,134	1,148	1,102
Total proprietary capital	3,563	2,804	2,483	2,392	2,264
Total liabilities and proprietary capital	$37,137	$33,732	$34,308	$34,473	$34,189

Notes

(1)
In 2006, TVA began to apply certain customer advances previously reported as Current liabilities as a reduction to Accounts receivable.  The advances were $93 million in 2005 and $91 million in 2004.  A reduction occurred to both Current assets and Current liabilities for the same amount.

Financial Obligations
As of September 30
(in millions)

	2008	2007	2006	2005	2004
Net long-term debt, excluding current maturities	$20,404	$21,099	$19,544	$17,751	$19,337

Other long-term obligations
Capital leases *	92	104	128	150	138
Leaseback obligations	1,353	1,072	1,108	1,143	1,178
Energy prepayment obligations	1,033	1,138	1,244	1,350	1,455
Total other long-term obligations	2,478	2,314	2,480	2,643	2,771
Total long-term obligations	22,882	23,413	22,024	20,394	22,108

Discount notes	185	1,422	2,376	2,469	1,924
Current maturities of long-term debt, net	2,030	90	985	2,693	2,000
Total short-term obligations	2,215	1,512	3,361	5,162	3,924

Total financial obligations	$25,097	$24,925	$25,385	$25,556	$26,032

Note

*	Included in Accrued liabilities and Other liabilities on the Balance Sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Business Overview

Distinguishing Features of TVA’s Business

TVA operates the nation’s largest public power system.  In 2008, TVA provided electricity to 52 large industrial customers, six federal customers, and 159 distributor customers that serve nearly nine million people in seven southeastern states.  TVA generates almost all of its revenues from the sale of electricity, and in 2008 revenues from the sale of electricity totaled $10.3 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA is different from other electric utilities in a number of ways.  A few of the more distinguishing features are discussed below.

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

TVA, unlike investor-owned power companies, is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations.  The TVA Act authorizes TVA to issue bonds, notes, and other evidences of indebtedness (collectively, “Bonds”) in an amount not to exceed $30 billion at any time.  From time to time, draft legislation is introduced in Congress that would expand the types of financial obligations that count towards TVA’s $30 billion debt ceiling.  Under this draft legislation, long-term obligations that finance capital assets would also count toward the debt ceiling, including leaseback arrangements and power prepayment agreements with original terms exceeding one year.  If Congress decides to broaden the type of financial instruments that are covered by the debt ceiling or to lower the debt ceiling, TVA might not be able to raise enough capital to, among other things, service its then-existing financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program.  At September 30, 2008, TVA had approximately $22.7 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $138 million and net discount on sale of bonds of $199 million).  For additional information regarding TVA’s sources of funding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.

Stewardship Activities. TVA’s mission includes managing the United States’ fifth largest river system — the Tennessee River, its tributaries, and public lands along the shoreline — to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and economic development.  There are 49 dams that comprise TVA’s integrated reservoir system.  The reservoir system provides 800 miles of commercially navigable waterway and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for some of TVA’s coal-fired and nuclear power plants.  TVA’s Environmental Policy (approved in May 2008) provides objectives for an integrated approach to TVA’s multi-faceted mission by providing cleaner, reliable, and still affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship.  The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.  TVA also manages 293,000 acres of reservoir lands for natural resource protection, recreation, and other purposes.

Economic Development Activities.  Since its beginnings in 1933, part of TVA’s mission has been to promote the development of the Tennessee Valley.  TVA works with its distributor customers, regional, state and local agencies, and communities to showcase the advantages available to businesses locating or expanding in TVA’s seven-state service area.  These efforts have resulted in new investments and quality jobs that benefit Tennessee Valley residents.

At its October 30, 2008 meeting, the TVA Board approved a new economic development initiative, the Valley Investment Initiative.  Under the Valley Investment Initiative, TVA and distributors of TVA power will provide an incentive award to existing companies in TVA’s seven-state service area that demonstrate a multi-year commitment to sustained capital investment, the creation of quality jobs, compatible and efficient power use, and a commitment to remain in the TVA region.

To monitor its progress in accomplishing its economic development mission, the TVA Board uses an economic development index performance measure.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — 2008 Performance Indicators.  This measure tracks the number of jobs added and/or retained in the Tennessee Valley, the amount of capital investment in the Valley, and the impact of the retained and added jobs on the economic vitality of the Valley.  These three metrics represent the influence TVA has on sustainable economic growth in the Valley.

Executive Summary

Challenges During 2008

TVA faced several challenges during 2008 that impacted its cash flows, results of operations, and financial condition.  The most significant of these challenges related to investment performance, weather conditions, higher commodity prices, asset performance, and water supply and temperature.

Investment Performance.  The performance of debt, equity, and other markets in 2008 negatively impacted the asset values of investments held in TVA’s pension and decommissioning trust funds.  During 2008, the investments in the TVA Retirement System declined in value $1,429 million, or 19 percent.  As of September 30, 2008, the TVA retirement system was approximately 80 percent funded.  From October 1, 2008, to November 30, 2008, the investments in the TVA Retirement System declined in value an additional $1,138 million, or 18 percent.  Because of these declines, TVA may be required to make additional contributions to the TVA Retirement System  in the future.

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

During 2008, TVA’s asset retirement trust portfolio, which is invested entirely in fixed income funds, increased in value $1.4 million, or 3.5 percent.  From October 1, 2008, to November 30, 2008, the asset retirement trust portfolio increased in value an additional $155 thousand, or 0.19 percent.

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

Weather Conditions.  2008 was the ninth driest year in the eastern Tennessee Valley in 119 years of record-keeping.  Rainfall in the eastern Tennessee Valley was 76 percent of normal for the year, and runoff was 47 percent of normal.  Largely as a result of this low rainfall and runoff, TVA’s hydroelectric production for 2008 was slightly less than 6.7 billion kilowatt-hours, which was 26 percent, 33 percent, and 57 percent lower than in 2007, 2006, and 2005, respectively.  Because of the lower hydroelectric production, TVA had to rely more heavily on purchased power and more expensive generation sources such as combustion turbines during 2008.

Higher Commodity Prices. Due to rising commodity prices across domestic and international markets, TVA experienced increased costs in short-term markets for natural gas, fuel oil, coal, and electricity during 2008.  The market prices for these commodities at September 30, 2008, increased 31 percent, 65 percent, 62 percent, and 22 percent, respectively, as compared to the market prices at September 30, 2007.  Market prices for these commodities at September 30, 2008, and 2007, are shown in the table below.

Commodity Pricing Table
As of September 30, 2008

Commodity	2008	2007	Percent Change

Natural Gas (Henry Hub, $/mmBtu)	$9.01	$6.87	31%
Fuel Oil (Gulf Coast, $/mmBtu)	21.38	12.97	65%
Coal (FOB mine, $/ton)	48.13	29.65	62%
Electricity (Into-TVA, $/MWh)	70.95	58.03	22%

Since September 30, 2008, the market prices for some of these commodities have fallen.

Although the FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs, there is a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As a result, TVA’s cash flows can be negatively affected by the FCA.  As of September 30, 2008, TVA had $28 million in deferred fuel and purchased power costs that are expected to be recovered through the FCA in future periods.  See Item 1, Business — Rate Actions.

Performance of Assets.  Although TVA’s generation and transmission assets performed well overall in meeting the peak demands during the summer of 2008, TVA faced hard spots in its operations related to large generating unit outages.

•	Browns Ferry Unit 1 experienced five unplanned reactor shutdowns in the first five months after restart in June 2007.

•	A planned outage at Sequoyah Nuclear Plant Unit 1 was extended 16 days due to the identification and repair of damage in the main generator during the scheduled outage.

•
Browns Ferry Nuclear Plant Unit 3 experienced an unplanned automatic shutdown due to a main generator trip.  As it was recovering from this generator trip, a secondary problem was discovered which required repairs and extended the duration of this outage 21 days.

•	The duration of a planned outage scheduled at Watts Bar Nuclear Plant Unit 1 was extended nine days due to emergent issues and complications associated with completion of identified outage work.

•
Fossil generation was 2.2 percent less than planned during 2008 primarily due to a 35-day extension of a planned outage on Colbert Fossil Plant Unit 5 and increased forced outage rates at Bull Run Fossil Plant and Widows Creek Fossil Plant Unit 7.

See Item 7, Management’s Discussion and Analysis and Results of Operations — Results of Operations — Operating Expenses.

Challenges Related to Water Supply and Water Temperature. TVA faces challenges related to water supply and water temperature on the Cumberland River system and on the Tennessee River system.  On the Cumberland River system, the U.S. Army Corps of Engineers (“Corps”) operates hydroelectric facilities and TVA operates fossil plants.  TVA also operates hydroelectric facilities, fossil plants, and nuclear plants on the Tennessee River system.

Cumberland River Challenges.  The Corps operates eight hydroelectric facilities on the Cumberland River which fall under the SEPA agreement with TVA.  Of these facilities, Wolf Creek and Center Hill Dams are in need of emergency repairs.  The need to repair the dams coupled with the drought has resulted in less water flow and above normal water temperatures.  TVA has been impacted in two ways.

First, SEPA’s emergency operating plan reduced the amount of power TVA received from SEPA due to the drought and the need to repair the Wolf Creek and Center Hill Dams.  It is likely that an easing of the drought will not eliminate the need for the emergency operating plans in the future because it is unclear how long it will take the Corps to repair these facilities.

Second, during the summer of 2008, reduced flow through the Cumberland River system, combined with higher than normal upstream river temperatures, forced TVA to reduce (“derate”) the power output of its Cumberland and Gallatin Fossil Plants to remain in compliance with discharge temperature limits contained in the plants’ discharge permits.  To mitigate the derates, TVA installed and commenced operation of temporary cooling towers at its Cumberland Fossil Plant in July 2008.  Operation of the cooling towers reduced Cumberland Fossil Plant's output by slightly less than one percent; however, no derates were experienced at the plant after the cooling towers began operating.  Output from Gallatin Fossil Plant on the Cumberland River was reduced by approximately three percent, primarily during off-peak hours, to avoid exceeding thermal limits.  Summer derates continue to remain a possibility in the future, especially until the Wolf Creek and Center Hill Dams are repaired and normal water flow is restored on the Cumberland River.

Tennessee River System Challenges. Due to the drought, there has been significantly less rainfall and runoff in the Tennessee River system.  The result was that less water was available for cooling purposes, and the water that was available was higher in temperature.  During the summer of 2008, temperatures on the Tennessee River reached levels that required nearly constant use of cooling towers at Sequoyah and Browns Ferry Nuclear Plants to keep the permitted thermal limits for the river from being exceeded. Using the cooling towers required a substantial amount of power that TVA would have otherwise sold.  After Browns Ferry lost the use of cooling towers due to equipment malfunction in early August 2008, TVA temporarily reduced power output on all three units to 50 percent of capacity to avoid exceeding permitted thermal limits. While every effort was made to take derates during low load periods to reduce financial and operational impacts, some derates were required during higher load daytime hours to meet the permitted temperature limits.

2008 Performance Indicators

TVA quantifies the results of its operations in accordance with its Strategic Plan, which outlines the policy-level direction for TVA and lists corporate-level metrics to be used in monitoring progress toward successful implementation of the plan.  The Strategic Plan focuses on TVA’s performance in the following five broad areas and establishes general guidelines for each area:

Customers:	Maintain power reliability, provide competitive rates, and build trust with TVA’s customers;
People:	Build pride in TVA’s performance and reputation;
Financial:	Adhere to a set of sound financial guiding principles to improve TVA’s fiscal performance;
Assets:	Use TVA’s assets to meet market demand and deliver public value; and
Operations:	Improve performance to be recognized as an industry leader.

The Strategic Plan also outlines the policy-level direction for TVA and lists corporate-level metrics to be used in monitoring progress toward successful implementation of the plan.  These metrics encompass aspects of TVA’s mission in energy, the environment, and economic development and may change from time to time.

2008 Performance Indicators

	Performance Measure	Description

Customer	TVA's Delivered Cost of Power

	Excluding FCA Costs	Measures cost per MWh sold (excluding FCA costs). Addresses the highest customer priority of "low cost and reliable power" and emphasizes controlling costs and increasing output.

FCA Costs
Measures TVA's FCA expenses per MWh sold. Includes eligible expenses recovered through FCA mechanism (fuel, purchased power, emission allowance, and reagents). Encourages TVA to take actions to lower the overall cost of fuel, purchased power, and other eligible FCA costs.

Economic Development Index
Measures the effectiveness of TVA’s sustainable economic development efforts by focusing on jobs growth in the Tennessee Valley, the quality of those jobs, and partnership investments in the TVA service area.

	Participation in Energy Efficiency & Peak Shaving Initiatives	Measures the percent of TVA customers that are participating in demand-side management programs (new and existing) such as energyright© New Homes or Heat Pumps.

Customer Satisfaction Survey
Measures distributors' and directly served customers' satisfaction with TVA in a variety of areas including wholesale/retail supplier, performance of local TVA customer service staff, and power quality and reliability of transmission service, pricing, contracts, and power supply mix.

	Connection Point Interruptions	Measures reliability from the customer perspective by focusing on interruptions of power, including momentary, caused by the transmission system at connection points.

People	Cultural Health Index
Survey of TVA employees includes questions relating to the workforce environment, safety, Winning Behaviors, and Winning Performance. CHI assesses employee alignment, capability, and engagement as an overall gauge of cultural health.

Safe Workplace
Measures TVA employee and staff augmentation safety related to the number of Occupational Safety and Health Administration recordable injuries per 200,000 hours worked. Includes fatality, day time restricted duty/job transfer, medical treatment, loss of consciousness, and other significant work-related injury/illness.

Financial	Debt-like Obligations/Asset Value	Measures TVA's debt-like obligations as a percent of total assets. Includes debt, lease obligations, and prepaid energy obligations. Focuses on achieving a more flexible cost structure.

Earnings/Asset Value
Measures income statement earnings before interest, depreciation, amortization, and taxes divided by total assets. Emphasizes effective cost management and productivity by focusing on TVA's return on assets.

	Non-fuel O&M	Measures all non-fuel operations and maintenance costs per MWh sales. Emphasizes competitiveness by focusing on the most controllable component of TVA's total costs.

Asset/Operations	Key Environmental Metrics
Measures impact of TVA's operations on the environment by focusing on key environmental footprint metrics. Includes weighted summation of:  NOx + SO2 + CO2 + Clean Water Act Nonconformances + Oil Spills to Water + Reportable Quantity Releases + Notices of Violation + Office Recyclables.

Megawatt Demand Reduction
(MW Reduced)
Measures level of demand reduction for electricity (MW) through the efficient use of electricity.  Promotes conservation through the construction of site-built homes that exceed minimum efficiency standards.

Equivalent Availability Factor
Measures the actual available generation from all TVA generating assets in a given period compared to maximum potential availability. Focuses on the generation component of the highest customer priority, "low cost and reliable power."

Future Challenges

TVA faces several challenges that may impact its cash flows, results of operations, and financial condition in the future.  The most significant of these challenges are discussed below.

Meeting the Power Needs in TVA’s Service Area.  Demand for power in TVA’s service area had grown at an average of two percent per year from 2001 to 2007.  During 2008, demand increased only about 0.2 percent, however, for 2009, TVA has forecasted relatively flat load and sales growth as compared to 2008.  This forecast is due in part to expected tighter economic conditions.  Although there are many drivers that can contribute to lower sales growth and lower load, such as energy efficiency and more efficient industrial and mechanical equipment, loads are dependent on the economic conditions in TVA’s service area.  As economic conditions have deteriorated, TVA has experienced roughly a two percent reduction in expected sales in early 2009 and anticipates that the energy sales for the remainder of 2009 will be lower than expected in the 2009 budget.  TVA is not anticipating conditions to improve significantly in the near future but continues to monitor and react to these trends.

Despite the recent reduction in power sales, TVA still projects that demand for power in its service area will increase over the long-term and plans to meet the need for additional power through a variety of means:

•
New Generation. TVA intends to add new generation assets.  This intention was reflected in TVA’s decision to complete the construction of Watts Bar Unit 2.  The completion of Watts Bar Unit 2 is scheduled to occur in 2013 and cost approximately $2.5 billion.  TVA plans to consider other opportunities to add new generation from time to time.  Market conditions, like the volatility of the price of construction materials and the potential shortage of skilled craft labor, may add uncertainties to the cost and schedule of new construction.

•
Distributor-Owned Generation.  Under interim agreements dated September 30, 2008, TVA and Seven States Power Corporation (“SSPC”), a non-profit organization comprised of the majority of TVA distributor customers (who are also members of the Tennessee Valley Public Power Association), took the first steps in joint power plant ownership in the Tennessee Valley.  (See Item 1 Business — Power Supply — Generation Facilities, Note 4 — New Generation, and Note 13 — Leaseback Obligations, )

•
Power Purchases.  Purchasing power from others will likely remain a part of how TVA meets the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power.

Non-Fuel Operating and Maintenance Costs.  TVA has established two significant goals relating to non-fuel operating and maintenance costs.

•
Achieving non-fuel operating and maintenance spending performance that ranks in the top quartile in the electric utility industry by managing these costs over the next three years; and after that time.

•	Maintaining spending performance within the top quartile by keeping the rate of increase in these costs in line with the top quartile in the industry.

Meeting these goals will significantly affect TVA’s ability to add new generation assets.

Future Contributions to TVA Investment Funds.  TVA’s nuclear decommissioning trust and pension funds have been adversely affected by the recent turmoil in the financial markets.  If market conditions do not recover quickly enough or continue to deteriorate, TVA may be required to make contributions to these investment funds in excess of the amounts TVA is currently planning to contribute for the foreseeable future.

Performance of Generation Assets. Although TVA’s generation and transmission assets performed extremely well overall in meeting the peak demands during the summer of 2008, TVA was adversely affected by the failure of some assets to operate as planned during times of high demand.  As a result, TVA had to operate higher cost units or purchase power in the higher cost energy spot market.  See Item 1, Business — Power Supply.  TVA is likely to face similar problems in the future since many of TVA’s generation assets have been operating since the 1950s or earlier and have been in nearly constant service since they were completed.  In addition, if drought conditions continue, TVA will have limited availability to operate its hydroelectric generating assets, which are its least expensive units to operate.

Bonds and Other Financial Obligations. As of September 30, 2008, TVA had $22.7 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $138 million and net discount on sale of bonds of $199 million).  The amount of TVA’s Bonds outstanding has been reduced by about $5 billion since September 30, 1996, when the end of year balance of outstanding Bonds peaked.  Since that time, however, TVA has entered into energy prepayment transactions that resulted in $1.6 billion in prepayment obligations and certain leaseback transactions that resulted in $1.3 billion in obligations.  The amount of prepayment and leaseback obligations outstanding at September 30, 2008, was $2.4 billion.  Payments on these Bonds and obligations do not change with the amount of power sold, and if competition increases, TVA’s obligations to make these payments could limit its ability to adjust to market pressures.  While prudent management of Bonds and other financial obligations will remain an important strategic consideration in the future, increased capital commitments may make it difficult for TVA to continue its trend of reducing these obligations.

Environmental Regulation.  TVA expects to see increased environmental regulation in the future, including but not limited to the regulation of mercury and the emission of greenhouse gases such as CO2.  TVA has considered, and intends to continue considering, fuel mix in making decisions about additional generation.  The restart of Browns Ferry Unit 1, the decision to complete the construction of Watts Bar Unit 2, and TVA’s filing of a combined operating license application for two new units at the Bellefonte Nuclear Plant (“Bellefonte”), as well as TVA’s request to reactivate the construction permit for the existing Bellefonte units (although no decision to construct any units at Bellefonte has been made), are examples of TVA’s decisions to pursue or consider generation sources that do not emit greenhouse gases.  The nature or level of future regulation of greenhouse gases is unclear at this time.  Accordingly, the costs associated with such regulation are currently unknown but could be substantial.  TVA would have to recover such costs in rates or pursue some other action which, among other options, might include removing some coal-fired units from service.

Renewable Portfolio. Under most proposed legislation, renewable power generation resources include solar, wind, incremental hydroelectric, biomass, and landfill gas.  Generating power with renewable sources instead of coal-fired plants could help reduce the carbon intensity of TVA’s generation.  Power generated using renewable sources, with current technologies, may not be economically competitive compared to existing power generation assets.  Technology advancements will be needed to address some of the operational issues associated with renewable energy, such as energy storage to address intermittency and interconnection technologies to address onsite, non-grid connected renewables and efficiencies.

Most renewable energy resources are geographically specific.  Some regions of the United States have an abundance of wind and solar resources, whereas other regions have hydroelectric resources.  Regional differences and limitations play a primary role in the types and amount of renewable and clean energy developed across the country.  Within the area served by TVA (southeast United States), two of the most abundant renewable resources are hydroelectric and biomass.  Feasible wind energy in this region is primarily associated with mountain top and ridgeline installations, and the total potential capacity is limited when compared to other parts of the nation where wind energy is more abundant.  If TVA is required to increase its use of renewable resources and the cost of doing so is greater than the costs of other sources of generation, TVA’s costs may increase, and, as a result, TVA may be forced to raise rates.

Liquidity and Capital Resources

Sources of Liquidity

TVA’s current liabilities exceed current assets because of continued use of short-term debt to fund cash needs as well as scheduled maturities of long-term debt.  To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash on hand and cash from operations and proceeds from the issuance of short-term and long-term debt.

Financial markets experienced extreme volatility in 2008, and have continued to experience extreme volatility into 2009 amid negative developments in housing and mortgage-related activities, weakness of major financial institutions, government actions, and negative economic developments.  These conditions have resulted in disruptions in credit and lending activities, particularly in the short-term credit markets through which corporate institutions borrow and lend to each other.  Disruptions in the short-term credit markets have the potential to impact TVA because TVA uses short-term debt to meet working capital needs, and because it typically invests its cash holdings in the short-term debt securities of other institutions.

TVA has not experienced difficulty in issuing short-term debt, or in refunding maturing debt, despite the disruptions in the credit markets.  Throughout the period, TVA has experienced strong demand for its short-term discount notes, and has been able to issue discount notes at competitive rates.

Other than issuing electronotes®, which are retail notes and are generally smaller in size than TVA’s other long-term debt, TVA has not sought to issue long-term debt since June 2008.  Despite conditions in the credit markets, however, TVA believes it would be able to issue long-term debt if needed.

Management expects continued demand for TVA short-term debt securities.  Along with the short-term debt program, management expects operating cash flows, cash on hand, and access to credit facilities to continue to provide more than adequate liquidity for TVA for the foreseeable future.

Management is not able to anticipate the long-term impacts of recent financial market turmoil on TVA, the financial markets in which TVA participates, or the economy of the Tennessee Valley.  Management closely monitors conditions in the markets in which TVA conducts business and the financial health of companies with which it does business, and will continue to monitor these conditions in the future in an effort to be proactive in maintaining financial health.

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  During 2008, TVA’s average daily balance of cash and cash equivalents on hand was $357 million.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  Under the current market conditions, TVA has placed more of its short-term investments in U.S. Treasury securities and less in commercial paper money market funds.

In addition to cash on hand, cash from operations, and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.25 billion with a national bank, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Each of these sources of liquidity is discussed below.

Summary Cash Flows.  A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2008	2007	2006
Cash provided by (used in):
Operating activities	$1,957	$1,788	$1,985
Investing activities	(2,299)	(1,686)	(1,698)
Financing activities	390	(473)	(289)
Net (decrease) increase in cash and cash equivalents	$48	$(371)	$(2)

Issuance of Debt.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  At September 30, 2008, TVA had only two types of Bonds outstanding:  power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  See Note 11 — General.

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

As discussed above, TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund working capital requirements.  During 2008, 2007, and 2006, the average outstanding balance of discount notes was $767 million, $2.3 billion, and $2.0 billion, respectively, and the weighted average interest rate on discount notes was 3.71 percent, 5.17 percent, and 4.47 percent, respectively.  At September 30, 2008, $185 million of discount notes were outstanding with a weighted average interest rate of 1.26 percent.  The discount notes are not listed on any stock exchange.

TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During 2008 and 2007, TVA issued $2.1 billion and $1.0 billion of power bonds, respectively, and redeemed $689 million and $470 million of power bonds, respectively.  At September 30, 2008, outstanding power bonds (including current maturities of long-term debt) consisted of the following:

Outstanding Power Bonds
As of September 30, 2008
CUSIP or Other Identifier	Maturity	Coupon Rate		Principal Amount 1	Stock Exchange Listings
electronotes®	03/15/2009 - 01/15/2028	3.200% - 5.625	%2	$910	None
880591DB5	11/13/2008	5.375%		2,000	New York, Hong Kong, Luxembourg, Singapore
880591DN9	01/18/2011	5.625%		1,000	New York, Luxembourg
880591DL3	05/23/2012	7.140%		29	New York
880591DT6	05/23/2012	6.790%		1,486	New York
880591CW0	03/15/2013	6.000%		1,359	New York, Hong Kong, Luxembourg, Singapore
880591DW9	08/01/2013	4.750%		940	New York, Luxembourg
880591DY5	06/15/2015	4.375%		1,000	New York, Luxembourg
880591DS8	12/15/2016	4.875%		524	New York
880591EA6	07/18/2017	5.500%		1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%		650	New York
880591EC2	04/01/2018	4.500%		1,000	New York, Luxembourg
880591DC3	06/07/2021	5.805	%3	356	New York, Luxembourg
880591CJ9	11/01/2025	6.750%		1,350	New York, Hong Kong, Luxembourg, Singapore
880591300	06/01/2028	5.460%		350	New York
880591409	05/01/2029	5.174%		298	New York
880591DM1	05/01/2030	7.125%		1,000	New York, Luxembourg
880591DP4	06/07/2032	6.587	%3	445	New York, Luxembourg
880591DV1	07/15/2033	4.700%		472	New York, Luxembourg
880591DX7	06/15/2035	4.650%		436	New York
880591CK6	04/01/2036	5.980%		121	New York
880591CS9	04/01/2036	5.880%		1,500	New York
880591CP5	01/15/2038	6.150%		1,000	New York
880591ED0	06/15/2038	5.500%		500	New York
880591BL5	04/15/2042	8.250%		1,000	New York
880591DU3	06/07/2043	4.962	%3	267	New York, Luxembourg
880591CF7	07/15/2045	6.235%		140	New York
880591EB4	01/15/2048	4.875%		500	New York, Luxembourg
880591DZ2	04/01/2056	5.375%		1,000	New York
Subtotal				22,633
Unamortized discounts, premiums, and other				(199)
Total outstanding power bonds, net				$22,434

Notes

(1)	The above table includes net exchange losses from currency transactions of $138 million at September 30, 2008.
(2)	The weighted average interest rate of TVA’s outstanding electronotes® was 4.83 percent at September 30, 2008.
(3)	The coupon rate represents TVA’s effective interest rate.

As of September 30, 2008, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  TVA’s rated Bonds are currently rated “Aaa” by Moody’s Investors Service and/or “AAA” by Standard & Poor’s and/or Fitch Ratings, which are the highest ratings assigned by these agencies. The ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies. Ratings are assigned independently, and each should be evaluated as such.

For additional information about TVA debt issuance activity and debt instruments issued and outstanding as of September 30, 2008 and 2007, including identifiers, rates, maturities, outstanding principal amounts, and redemption features, see Note 11.

$150 Million Note with U.S.Treasury.  TVA has access to financing arrangements with the U.S. Treasury, whereby the U.S. Treasury is authorized to accept an interim obligation with maturity of one year or less in an aggregate amount outstanding not to exceed $150 million.  Interest accrues daily at a rate determined by the U.S. Secretary of the Treasury each month based on the average of outstanding obligations of the United States with maturities of one year or less.  During 2008, 2007, and 2006, the daily average amounts outstanding were approximately $74 million, $132 million, and $131 million, respectively.  The outstanding balances were repaid quarterly.  In 2009, TVA and the U.S. Treasury replaced the $150 million note under which TVA previously borrowed from the U.S. Treasury with a memorandum of understanding under which TVA will have a $150 million credit facility.  There are no fees other than interest on borrowings under the credit facility. TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.  See Note 9 — Payments to U.S. Treasury and Note 11 — Short-Term Debt.

Credit Facilities. TVA has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1.25 billion facility that matures on May 13, 2009, and the other of which is a $1 billion facility that matures on November 9, 2009.  See Note 18 — Credit Facility Agreements.  The interest rate on any borrowing under both of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.25 billion against which TVA has not borrowed.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings under the facilities at September 30, 2008.  TVA anticipates renewing each credit facility as it matures.  TVA anticipates that when it renews the second credit facility in May 2009, the amount of this facility will also be reduced.

Call Monetization Transactions.  From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Through September 30, 2008, TVA has entered into four swaption transactions that generated proceeds of $261 million.

•
In 2003, TVA monetized the call provisions on a $1 billion Bond issue and a $476 million Bond issue by entering into swaption agreements with a third party in exchange for $175 million and $81 million, respectively.

•	In 2005, TVA monetized the call provisions on two Bond issues ($42 million total par value) by entering into swaption agreements with a third party in exchange for $5 million.

For more information regarding TVA’s call monetization transactions, see Note 10 — Swaptions and Related Interest Rate Swaps.

Sale of Interest in TVA Generating Facility.  On September 30, 2008, TVA obtained approximately $325 million in proceeds from selling a 69.69 percent undivided interest in its three-unit, 792-megawatt summer net capability, combined cycle combustion turbine facility located in Southaven, Mississippi.  Seven States Power Corporation (“SSPC”), the purchaser, through its wholly-owned subsidiary, Seven States Southaven, LLC (“SSSL”), has the ability to acquire up to a 90 percent undivided interest in the facility and may increase its ownership in the facility up to this amount on or prior to May 9, 2009.  Because of TVA’s continued ownership interest in the facility as well as buy-back provisions, the transaction did not qualify as a sale and accordingly has been recorded as a leaseback obligation.  See Note 4 — Asset Acquisitions and Dispositions.

Sales of Receivables/Loans.  From time to time TVA obtains proceeds from selling receivables and loans.  During 2008, TVA sold $2 million of receivables at par such that TVA did not recognize a gain or loss on the sale.  These were receivables from a power customer related to energy conservation projects.  The proceeds from the sale of these receivables are included within the Cash Flow Statement under the caption Cash flows from investing activities.

During 2007, TVA sold $2 million of receivables at par such that TVA did not recognize a gain or loss on the sale. These were receivables from a power customer related to the construction of a substation.  The proceeds from the sale of these receivables are included within the Cash Flow Statement under the caption Cash flows from investing activities.

TVA did not retain any claim on these receivables and loans sold, and they are no longer reported on TVA’s Balance Sheets. For more information regarding TVA’s sales of receivables and loans, see Note 1 — Sales of Receivables/Loans.

2008 Compared to 2007

Net cash provided by operating activities increased from $1,788 million in 2007 to $1,957 million in 2008.  This $169 million increase primarily resulted from:

•
An increase in cash from operating revenues of $1,109 million resulting primarily from increases in revenue from municipalities and cooperatives and industries directly served, in both cases, from higher average rates and the FCA and, in the case of industries directly served, higher volume.

This increase was partially offset by:

•	An increase in cash paid for fuel and purchased power of $376 million due to higher volume and increased market prices for purchased power;

•	An increase in cash paid for interest of $147 million;

•
An increase in cash used by changes in working capital of $115 million resulting primarily from an $88 million decrease in accounts payable and accrued liabilities in 2008 compared to a $103 million increase in 2007 and a $40 million larger increase in inventories and other, net, partially offset by an $85 million smaller increase in accounts receivable and a $31 million larger increase in interest payable;

•	An increase in pension contributions of $85 million;

•
Cash provided by deferred items of $5 million in 2008 compared to $61 million of cash provided by deferred items in 2007.  This change is primarily due to funds collected in rates in 2007 that were used to fund future generation.  See Note 1 — Reserve for Future Generation;

•	An increase in cash paid for refueling outage costs of $54 million;

•	An increase in tax equivalent payments of $40 million; and

•	An increase in cash outlays for routine and recurring operating costs of $25 million.

Net cash used in investing activities increased from $1,686 million in 2007 to $2,299 million in 2008.  This $613 million increase resulted primarily from:

•
An increase in expenditures for capital projects of $484 million primarily due to the purchase of a three-unit, 792-megawatt combined cycle, combustion turbine facility located in Southaven, Mississippi;

•	A $119 million increase in expenditures for the enrichment and fabrication of nuclear fuel related to a buildup of fuel for strategic inventory purposes; and

•	A $23 million decrease in cash from collateral deposits. See Note 1 — Restricted Cash and Investments.

Net cash used by financing activities was $473 million in 2007 as compared to net cash provided by financing activities of $390 million in 2008.  The $863 million change was primarily the result of:

•	An increase in long-term debt issues as a result of the issuance of $2,105 million of long-term debt; and
•	Proceeds of $325 million from the sale/leaseback of the Southaven facility.

These items were partially offset by:

•	The net redemption of $1,237 million of short-term debt in 2008 as compared to the net redemption of $955 million of short-term debt in 2007; and

•	An increase in redemptions and repurchases of long-term debt of $219 million, with long-term debt of $689 million retired in 2008.

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

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures  1
As of September 30

	Actual		Estimated Construction Expenditures
	2008		2009	2010	2011	2012	2013
Watts Bar Unit 2	$245		$649	$681	$595	$314	$–
Other Capacity Expansion Expenditures	827		665	773	957	1,507	1,954
Clean Air Expenditures	277		232	223	440	475	608
Transmission Expenditures 2	98		32	45	34	40	41
Other Capital Expenditures 3	547		510	489	557	566	557
Total Capital Projects Requirements	$1,994	4	$2,088	$2,211	$2,583	$2,902	$3,160

Notes

(1)
TVA plans to fund these expenditures with power revenues and proceeds from power program financings.  This table shows only expenditures that are currently planned.  Additional expenditures may be required for TVA to meet the anticipated growth in demand for power in its service area.

(2)	Transmission Expenditures include reimbursable projects. Transmission expenditures for capacity expansion or load growth are included in Other Capacity Expansion Expenditures.

(3)	Other Capital Expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.

(4)	The numbers above exclude allowance for funds used during construction of $4 million in 2008.

TVA conducts a continuing review of its construction expenditures and financing programs.  The amounts shown in the table above are forward-looking amounts based on a number of assumptions and are subject to various uncertainties.  Actual amounts may differ materially based upon a number of factors, including, but not limited to, changes in assumptions about system load growth, environmental regulation, rates of inflation, total cost of major projects, and availability and cost of external sources of capital, as well as the outcome of the ongoing restructuring of the electric industry.  See Forward-Looking Information.

Management does not anticipate that TVA will substantially change its strategy for meeting long-term power supply needs due to recent conditions in the financial markets.  TVA’s primary sources of funding for new generation investments are expected to continue to be cash from operations and power program financings.

In the near term, TVA may be negatively impacted by investments in new generation (for example Watts Bar Unit 2) that are not expected to provide a cash return until put into service.

TVA also has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA’s estimates of future payments as of September 30, 2008.  See Notes 9, 11, and 15 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30

	2009	2010	2011	2012	2013	Thereafter	Total

Debt	$2,215	$–	$1,000	$1,514	$2,388	$15,563	$22,680	1
Interest payments relating to debt	1,243	1,186	1,158	1,130	985	15,962	21,664
Lease obligations
Capital	58	58	54	6	3	337	516
Non-cancelable operating	64	60	51	43	37	207	462
Purchase obligations
Power	220	236	249	232	177	6,092	7,206
Fuel	1,184	787	603	398	327	863	4,162
Other	121	30	23	25	18	100	317
Payments on leasebacks	85	89	95	97	100	918	1,384
Payment to U.S. Treasury
Return of Power Facilities Appropriation Investment	20	20	20	20	20	10	110
Return on Power Facilities Appropriation Investment	14	21	20	19	17	155	246
Retirement plans	–	–	–	–	–	–	–
Total	$5,224	$2,487	$3,273	$3,484	$4,072	$40,207	$58,747

Note

(1)	Does not include noncash items of foreign currency valuation loss of $138 million and net discount on sale of Bonds of $199 million.

During 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2.  As of September 30, 2008, expenditures against these contracts are forecasted to be approximately $1.3 billion through 2012.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments due in the year ending September 30

	Total	2009	2010	2011	2012	2013	Thereafter

Energy Prepayment Obligations	$1,033	$105	$105	$105	$105	$102	$511

Results of Operations

Sales of Electricity

Sales of electricity accounted for substantially all of TVA’s operating revenues in 2008, 2007, and 2006.  TVA sells power at wholesale to distributor customers, consisting of municipalities and cooperatives that resell the power to their customers at retail rates.  TVA also sells power to (1) directly served customers, consisting primarily of federal agencies and customers with large or unusual loads, and (2) exchange power customers (electric systems that border TVA’s service area) with which TVA has entered into exchange power arrangements.  The following table compares TVA’s energy sales statistics for 2008, 2007, and 2006.

Sales of Electricity
For the years ended September 30
(millions of kWh)
	2008	Percent Change	2007	Percent Change	2006

Municipalities and cooperatives	139,596	(2.0%)	142,461	2.8%	138,624
Industries directly served	34,695	11.9%	30,993	0.0%	30,987
Federal agencies and other	2,013	(3.0%)	2,075	1.7%	2,040
Total sales of electricity	176,304	0.4%	175,529	2.3%	171,651

Heating degree days	3,109	(0.4%)	3,123	0.2%	3,118
Cooling degree days	1,990	(15.7%)	2,361	12.0%	2,108
Combined degree days	5,099	(7.0%)	5,484	4.9%	5,226

2008 Compared to 2007

Significant items contributing to the 775 million kilowatt-hour increase in electricity sales included:
•
A 3,702 million kilowatt-hour increase in sales to industries directly served primarily due to increased sales to TVA’s two largest industrial customers, and increased sales to one other large customer due to increased demand since becoming a directly served customer in October 2006.  These three customers accounted for 86 percent of the increase in sales to industries directly served.

This increase in sales to industries directly served was partially offset by:
•
A 2,865 million kilowatt-hour decrease in sales to municipalities and cooperatives primarily due to a decrease in combined degree days of 385 days, or 7.0 percent.  The unfavorable weather effects were partially offset by the addition of a new municipal and cooperative customer (Bristol Virginia Utilities) beginning in January 2008 and an additional day of sales in 2008 due to leap year.

•	A 62 million kilowatt-hour decrease in sales to Federal agencies and other.
o	This decrease was attributable to a 102 million kilowatt-hour decrease in off-system sales mainly reflecting decreased generation available for sale and market opportunities.
o	The decrease in off-system sales was partially offset by a 40 million kilowatt-hour increase in sales to federal agencies directly served due to increased demand load among federal agencies.

2007 Compared to 2006

Significant items contributing to the 3,878 million kilowatt-hour increase in electricity sales included:
•
A 3,837 million kilowatt-hour increase in sales to municipalities and cooperatives primarily as a result of an increase in residential power demand (which is more weather sensitive) as a result of an increase in combined degree days of 258 days, or 4.9 percent, during 2007.

•	A 35 million kilowatt-hour increase in sales to Federal agencies and other.
o	This increase was attributable to an 89 million kilowatt-hour increase in off-system sales mainly reflecting increased generation available for sale.
o
The increase in off-system sales was partially offset by a 54 million kilowatt-hour decrease in sales to federal agencies directly served primarily due to a decrease in demand by one of TVA’s largest federal agencies directly served as a result of a change in the nature and scope of its load.

•	A six million kilowatt-hour increase in sales to industries directly served largely attributable to customer growth.

As economic conditions have deteriorated, TVA has experienced roughly a two percent reduction from expected sales in early 2009, and TVA is not anticipating conditions to improve significantly in the near future.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary —Future Challenges — Meeting the Power Needs in TVA’s Service Area.

Financial Results

The following table compares operating results and selected statistics for 2008, 2007, and 2006:

Summary Statements of Income
For the years ended September 30

	2008	2007	2006

Operating revenues	$10,382	$9,326	$8,983
Revenue capitalized during pre-commercial plant operations	–	(57)	–
Operating expenses	(8,198)	(7,726)	(7,560)
Operating income	2,184	1,543	1,423
Other income	15	73	80
Other expense	(6)	(2)	(2)
Unrealized gain (loss) on derivative contracts, net	–	41	(15)
Interest expense, net	(1,376)	(1,232)	(1,264)
Income before cumulative effects of accounting changes	817	423	222
Cumulative effect of change in accounting for conditional asset retirement obligations	–	–	(109)
Net income	$817	$423	$113

2008 Compared to 2007

Net income for 2008 was $817 million compared with net income of $423 million for 2007.  The $394 million increase in net income was mainly attributable to:
•	A $1,056 million increase in operating revenues; and
•	A decrease of $57 million in revenue capitalized during pre-commercial plant operations.

These items were partially offset by:
•	A $472 million increase in operating expenses;
•	A $144 million increase in net interest expense;
•	A $58 million decrease in other income;
•
A $41 million decrease in net unrealized gain on derivative contracts resulting largely from the change in ratemaking methodology for gains and losses on swaps and swaptions used in call monetization transactions; and

•	A $4 million increase in other expenses.

Operating Revenues.  Operating revenues during 2008 and 2007 consisted of the following:

Operating Revenues
For the years ended September 30
	2008	2007	Percent Change
Operating revenues
Municipalities and cooperatives	$8,659	$7,847	10.3%
Industries directly served	1,472	1,221	20.6%
Federal agencies and other	121	112	8.0%
Other revenue	130	146	(11.0%)

Total operating revenues	$10,382	$9,326	11.3%

Significant items contributing to the $1,056 million increase in operating revenues included:

•	An $812 million increase in revenue from municipalities and cooperatives resulting from:
o	$605 million in additional FCA revenue;
o	$363 million in additional revenue from rate increases averaging 4.8 percent; and
o	$113 million in additional revenue due to sales growth of 1.2 percent.

These increases were partially offset by a $269 million decline in revenue due to decreased sales of 3.2 percent resulting from milder weather (7 percent fewer heating and cooling degree days) in 2008.

•
A $251 million increase in revenue from industries directly served as a result of increased sales of 11.9 percent, the FCA, and fluctuations in rates.  These items contributed to increased revenue of $145 million, $66 million, and $40 million respectively; and

•	A $9 million increase in revenue from Federal agencies and other.
o
This increase was the result of a $14 million increase in revenues from federal agencies directly served due to the FCA, increased sales of 2.3 percent, and an increase in average rates of 4.1 percent.

o
The increase in revenues from federal agencies directly served was partially offset by a $5 million decrease in off-system sales reflecting decreased sales of 33.1 percent partially offset by an increase in average rates of 6.7 percent.

These items were partially offset by a $16 million decrease in other revenue primarily due to decreased revenues from wheeling activity and the inclusion in 2007 of sales of salvage inventory primarily related to Bellefonte Nuclear Plant that did not reoccur in 2008.

During 2007 there was also a $57 million revenue offset related to the Browns Ferry Unit 1 pre-commercial plant operations.  See Note 1 — Capitalized Revenue During Pre-Commercial Plant Operations.

As economic conditions have deteriorated, TVA has experienced roughly a two percent reduction in expected sales in early 2009 and anticipates that the energy sales for the remainder of 2009 will be lower than expected in the 2009 budget.

Operating Expenses. A table of operating expenses for 2008 and 2007 follows:

TVA Operating Expenses For the years ended September 30
	2008	2007	Percent Change
Operating expenses
Fuel and purchased power	$4,176	$3,449	21.1%
Operating and maintenance	2,298	2,332	(1.5%)
Depreciation, amortization, and accretion	1,224	1,473	(16.9%)
Tax equivalents	491	451	8.9%
Loss on asset impairment	9	21	(57.1%)

Total operating expenses	$8,198	$7,726	6.1%

Significant drivers contributing to the $472 million increase in total operating expenses included:

•	A $727 million increase in Fuel and purchased power expense.

o	This increase was mainly due to a $507 million increase in fuel expense and a $221 million increase in purchased power expense.

–	The increase in fuel expense resulted primarily from:

•	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 11.0 percent, which resulted in $263 million in additional expense;

•	Increased net generation at coal-fired, combustion turbine, and nuclear plants of 2.9 percent, which resulted in $67 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for fuel expense of $177 million.

–	The increase in purchased power expense resulted primarily from:

•	An increase in the average price of purchased power of 16.8 percent, which resulted in $199 million in additional expense; and

•	A decrease in the FCA net deferral and amortization for purchased power expense of $93 million.

–
These increases were partially offset by a decrease in volume of purchased power of 5.7 percent, which resulted in a decrease of $71 million in purchased power expense.  Although purchased power volume decreased in 2008, TVA purchased significantly more power than planned due to decreased hydro generation of 26.1 percent as a result of ongoing drought conditions in 2008.

•
A $40 million increase in Tax equivalent payments reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 as compared to 2006.

The increases in Fuel and purchased power expense and Tax equivalent payments were partially offset by:

•	A $249 million decrease in Depreciation, amortization, and accretion expense.

o
The decrease was primarily attributable to a decrease in depreciation and accretion expense related to a change in regulatory accounting for non-nuclear asset retirement obligations.  In August 2008, the TVA Board approved a potential funding source through rates for non-nuclear decommissioning costs through the accumulation of assets in an asset retirement trust.  As a result, all cumulative costs that had been incurred previously were reclassified to a regulatory asset.  This adjustment totaled $350 million and was a one-time decrease to depreciation, amortization, and accretion expense in 2008.  See Note 6.

o
This decrease was partially offset by an increase in depreciation expense primarily due to increases in completed plant accounts as a result of net plant additions and an increase in depreciation rates at several of TVA’s facilities.

•	A $34 million decrease in Operating and maintenance expense.

o	This decrease was mainly a result of:

–	A $61 million decrease in pension costs as a result of a 0.35 percent higher discount rate used during 2008;

–
A $21 million reduction in operating and maintenance costs related to power system operations and river operations due to a decrease in operating and maintenance projects and a reduction in headcount as part of TVA’s efforts to reduce non-fuel operating and maintenance expense.

–	A $15 million decrease in operating and maintenance expense related to nuclear generation and development primarily due to the absence of Watts Bar Unit 2 studies during 2008; and

–	A $7 million decrease in operating and maintenance cost at coal-fired and combustion turbine plants largely due to:

•	A decrease in planned outages of 49 days in 2008; and

•	Significant operating and maintenance projects at Paradise and Cumberland Fossil Plants in 2007 that did not reoccur in 2008.

o	These items were partially offset by the following:

–	Increased operating and maintenance expense at nuclear plants of $62 million due to the following:

•	Increased cost of operating Browns Ferry Unit 1, which did not begin commercial operation until August 2007;

•	Increased contractor and labor cost;

•	Various forced maintenance outages; and

•	Increased costs at Browns Ferry related to maintenance projects undertaken in 2008 to improve plant performance and reliability in an effort to reduce future unplanned outages.

–	Increased workers’ compensation expense of $14 million primarily due to a 0.74 percent lower discount rate utilized to estimate workers’ compensation in 2008.
•	A $12 million decrease in Loss on Asset Impairment.

o
The $9 million Loss on asset impairment in 2008 included $8 million from partial write-downs for scrubber projects at Bull Run and John Sevier related to Construction in progress assets and approximately $1 million in write-offs of other Construction in progress assets.

o	The $21 million Loss on asset impairment in 2007 resulted from:

–	A $17 million write-down of a scrubber project at Colbert during 2007; and

–	Write-downs of $4 million related to other Construction in progress assets during 2007.

Other Income.  The $58 million decrease in other income was largely attributable to decreased interest income from short-term investments, realized and unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA, and a decrease in external business revenues.

Other Expense.  The $4 million increase in other expense was primarily due to the write off of two economic development investments in the fourth quarter of 2008.

Unrealized Gain on Derivative Contracts, Net.  The decrease in Unrealized gain on derivative contracts, net was attributable to a change in ratemaking methodology.  Beginning in 2008, TVA began using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The values of the swaps and swaptions for 2008 were recorded on TVA’s balance sheet and no income was recognized.  However, TVA recognized $41 million as Unrealized gain on derivative contracts, net during 2007.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Changes in Ratemaking Impacting Accounting.

Interest Expense.  Interest expense, outstanding debt, and interest rates during 2008 and 2007 were as follows:

Interest Expense For the years ended September 30
	2008	2007	Percent Change
Interest expense
Interest on debt and leaseback obligations	$1,373	$1,390	(1.2%)
Amortization of debt discount, issue, and reacquisition costs, net	20	19	5.3%
Allowance for funds used during construction and nuclear fuel expenditures	(17)	(177)	(90.4%)
Net interest expense	$1,376	$1,232	11.7%

	(percent)
	2008	2007	Percent Change
Interest rates (average)
Long-term	6.00	6.02	(0.3%)
Discount notes	3.71	5.21	(28.8%)
Blended	5.92	5.94	(0.3%)

Significant items contributing to the $144 million increase in net interest expense included:

•
A $160 million decrease in capitalized interest on construction projects and nuclear fuel expenditures primarily due to the change in ratemaking methodology regarding AFUDC.  TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in construction projects has been capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  AFUDC interest continues to be a component of asset cost for projects meeting this criteria and will be recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria are no longer capitalized as AFUDC and are recovered in current year rates as a component of interest expense; and

•	An increase of $1.5 billion in the average balance of long-term outstanding debt in 2008.

These items were partially offset by:

•	A decrease in the average long-term interest rate from 6.02 percent in 2007 to 6.00 percent in 2008;
•	A decrease in the average discount notes interest rate from 5.21 percent in 2007 to 3.71 percent in 2008; and
•	A decrease of $1.5 billion in the average balance of discount notes outstanding in 2008.

2007 Compared to 2006

Net income for 2007 was $423 million compared with net income of $113 million for 2006.  The $310 million increase in net income was mainly attributable to:

•	A $109 million cumulative expense charge in 2006 for adoption of a new accounting standard related to conditional asset retirement obligations that did not occur in 2007;
•	A $343 million increase in operating revenues;
•	A change of $56 million in net unrealized gain/(loss) on derivative contracts; and
•	A $32 million decrease in net interest expense.

These items were partially offset by:
•	A $166 million increase in operating expenses;
•	A $7 million decrease in other income; and
•	Revenue of $57 million capitalized during pre-commercial plant operations during 2007.

Operating Revenues.  Operating revenues during 2007 and 2006 consisted of the following:

Operating Revenues
For the years ended September 30
	2007	2006	Percent Change
Operating revenues
Municipalities and cooperatives	$7,847	$7,659	2.5%
Industries directly served	1,221	1,065	14.6%
Federal agencies and other	112	116	(3.4%)
Other revenue	146	143	2.1%

Total operating revenues	$9,326	$8,983	3.8%

Significant items contributing to the $343 million increase in operating revenues included:

•
A $188 million increase in revenue from Municipalities and cooperatives primarily due to increased sales of 2.8 percent and increased FCA revenue of $76 million, partially offset by a decrease in average rates of 1.3 percent;

•	A $156 million increase in revenue from Industries directly served attributable to an increase in average rates of 15.1 percent and a slight increase in sales; and
•	A $3 million increase in Other revenue primarily due to increased revenue from salvage sales partially offset by decreased transmission revenues from wheeling activity.

These items were partially offset by:

•	A $4 million decrease in revenue from Federal agencies and other.
○	This decrease was the result of an $8 million decrease in revenues from federal agencies directly served due to decreased sales of 3.0 percent, and a decrease in average rates of 4.4 percent.
○
The decrease in revenues from federal agencies directly served was partially offset by a $4 million increase in off-system sales reflecting increased sales of 40.7 percent partially offset by a decrease in average rates of 6.5 percent.

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

•	A $107 million increase in Fuel and purchased power expense.

o	This increase was mainly due to a $114 million increase in purchased power expense.

–
The increase in purchased power expense was primarily a result of a 16.4 percent increase in the volume of purchased power to accommodate decreased hydroelectric generation of 9.2 percent and the extended outage of Unit 3 at TVA’s Paradise Fossil Plant during the third quarter of 2007.  The increase in volume resulted in $178 million in additional expense.

–	The increase in volume was partially offset by the following:

•	A decrease in the average price of purchased power of 0.8 percent, which decreased expense by $10 million; and

•
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

–	The decrease was partially offset by the following:

•	Higher aggregate fuel cost per kilowatt-hour net thermal generation of 2.7 percent; and

•
Increased generation of 0.6 percent, 14.9 percent, and 2.5 percent at the coal-fired, combustion turbine, and nuclear plants, respectively, in part because of the lower hydroelectric generation in 2007.

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

–	A $2 million write-down on one of two buildings in TVA’s Knoxville Office Complex based on TVA’s plans to sell or lease the East Tower of the Knoxville Office Complex during 2006.
•	A $4 million increase in Operating and maintenance expense.

o	This increase was mainly a result of:

–	Increased outage and routine operating and maintenance costs at coal-fired plants of $55 million due to:

•	An increase in outage days of 78 days as a result of four more planned outages during 2007;

•	Significant repair work on Unit 3 at Paradise Fossil Plant; and

•	Acquisition of new combustion turbine units during 2007.

–	A $17 million increase in expense primarily related to Watts Bar Unit 2 studies during 2007;

–	A $10 million increase in severance expense during 2007;

–	A $5 million increase in workers’ compensation expense primarily as a result of a 0.05 percent lower discount rate utilized during 2007 and increased costs to administer the program; and

–	A $13 million increase in operating and maintenance expenses at nuclear plants primarily as a result of the restart of Browns Ferry Unit 1, which returned to commercial operation on August 1, 2007.

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

o
This decrease was mainly a result of a $41 million decrease in depreciation expense primarily attributable to the depreciation rate reduction for Browns Ferry Nuclear Plant reflecting the 20-year license extension approved by NRC on May 4, 2006.

o
This item was partially offset by a $14 million increase in accretion expense reflecting the adoption of FIN No. 47, the updated incremental accretion for SFAS No. 143, and an increase in asset retirement obligation liability during 2007.

Other Income.  The $7 million decrease in other income was largely attributable to decreased interest earnings on the collateral deposit funds held by TVA and decreased interest income from short-term investments due to a lower average outstanding balance on investments in 2007 partially offset by a higher average interest rate.

Unrealized Gain (Loss) on Derivative Contracts, Net.  Significant items contributing to the $56 million change in net unrealized gain (loss) on derivative contracts included:

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

Off-Balance Sheet Arrangements

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN No. 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership (“Choctaw”).  As a result, TVA is unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2008.  Power purchases for 2008 under the agreement amounted to $118 million, and the remaining financial commitment under this agreement is $6.7 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

Certain contracts with independent power producers qualify as operating leases in accordance with the requirements of EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease.”  In accordance with SFAS No. 13, “Accounting for Leases,” variable costs associated with these contracts meet the definition of contingent rentals.  Amounts under these contracts qualifying as contingent rentals through September 30, 2008, amounted to $96 million.  In accordance with the requirements of EITF No. 98-09, “Accounting for Contingent Rent,” TVA accrues contingent rentals when the achievement of the event that triggers the contingent rental expense is probable.  Because of the uncertainty associated with future power demand, TVA accrues contingent rentals under these arrangements as power is purchased.

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

Regulatory Accounting

TVA power rates are not subject to regulation through a public service commission or other similar entity.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs under the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.  See Note 6.
Long-Lived Assets

TVA capitalizes long-lived assets such as property, plant, and equipment at historical cost, which includes direct and indirect costs and AFUDC.  TVA recovers the costs of these long-lived assets through depreciation of the physical assets as they are consumed in the process of providing products or services.  Depreciation is generally computed on a straight-line basis over the estimated productive lives of the various classes of assets.  When TVA retires its regulated long-lived assets, it charges the original asset cost, less salvage value, to accumulated depreciation in accordance with utility industry practice.

Long-Lived Asset Impairments

 TVA evaluates the carrying value of long-lived assets when circumstances indicate the carrying value of those assets may not be recoverable.  Under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an asset impairment exists for a long-lived asset to be held and used when the carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, the asset’s carrying value is adjusted downward to its estimated fair value with a corresponding impairment loss recognized in earnings.  Additionally, TVA regularly evaluates construction in progress projects.  If the project is cancelled or deemed to have no future economic benefit, the project costs are written off as an asset impairment.

Revenue Recognition

Revenues from power sales are recorded as power is delivered to customers.  TVA is primarily a wholesale provider of power to distributor customers (distributors) that resell the power to end users at retail rates.  Under TVA’s end-use billing arrangements with distributors, TVA relies on the distributors to report their end-use sales.  Because of the delay between the wholesale delivery of power to the customer and the report of end-use sales to TVA, TVA must estimate the unbilled revenue at the end of each financial reporting period.  TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the meter read date to the end of the month.  The methodology for estimating unbilled revenue from electricity sales uses meter readings for each customer for the current billing period.  See Note 1 — Revenues.

Asset Retirement Obligations

In accordance with the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations may be made based on engineering studies.  For nuclear assets, the studies are performed annually in accordance with NRC requirements.  For non-nuclear obligations, revisions are made as needed in accordance with guidance provided by SFAS No. 143 and FIN No. 47.  Any accretion or depreciation expense related to these liabilities and assets are charged to a regulatory asset in accordance with SFAS No. 71.  See Note 5.

Nuclear Decommissioning

Utilities that own and operate nuclear plants are required to use different procedures in estimating nuclear decommissioning costs under SFAS No. 143 than those that are used in estimating nuclear decommissioning costs that are reported to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.  At September 30, 2008, the present value of the estimated future nuclear decommissioning cost under SFAS No. 143 was $1.7 billion and was included in Asset retirement obligations, and the unamortized regulatory asset of $764 million was included in Other regulatory assets.  Under the NRC’s regulations, the present value of the estimated future nuclear decommissioning cost was $862 million at September 30, 2008.  This decommissioning cost estimate is based on NRC’s requirements for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust’s funds are invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the fund are invested in debt and equity securities and certain derivative instruments.  The derivative instruments are used across various asset classes to achieve a desired investment structure.  The balance in the trust as of September 30, 2008, is less than the present value of the estimated future nuclear decommissioning costs under both the NRC methodology and under SFAS No. 143.

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

•
Investment Rate of Return – TVA assumes that its decommissioning fund will achieve a rate of return that is five percent greater than the rate of inflation.  This results in a 9.2 percent estimated investment rate of return for all periods presented.

•	Cost Escalation Factors – TVA’s decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by four percent annually.

Pension and Other Postretirement Benefits

TVA sponsors a defined benefit pension plan that is qualified under IRS rules and covers substantially all of its full-time employees.  The TVA Retirement System (“TVARS”), a separate legal entity governed by its own board of directors, administers TVA-sponsored retirement plans.  TVA also provides a supplemental executive retirement plan to certain executives in critical positions that provides supplemental pension benefits in addition to those provided by the qualified defined benefit pension plan.  Additionally, TVA provides postretirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.  TVA’s costs of providing these benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  The most significant of these factors are discussed below.

Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets.  The expected return on pension plan assets used to develop net pension cost was 8.75 percent, 8.75 percent, and 8.25 percent during 2008, 2007, and 2006, respectively, and is determined at the beginning of the period.  Changes in the rates are generally based on studies performed by third party professional asset managers.  A higher expected rate of return decreases net periodic pension cost, which in turn increases profitability.  TVA plans to reduce the expected rate of return to 8.00 percent for 2009 based on a recent asset/liability study performed by third party professional asset managers.  The 2009 expected rate of return also reflects a change in the allocation policy of TVARS assets.  The change in the TVARS asset allocation policy was based on a recommendation by TVARS investment consultant.  The changes in the expected return on plan assets discussed above do not affect TVA’s postretirement benefits plan because TVA does not separately set aside assets to fund such benefits.  TVA funds its postretirement plan benefits on an as-paid basis.  This change also does not impact the supplemental executive retirement plan as any assets set aside for that plan are not considered plan assets under SFAS No. 87, “Employers’ Accounting for Pensions,” as amended by SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  The actuarial loss related to the difference between expected and actual return on plan assets for the pension for 2008 was $2 billion.  This amount has been recognized as a regulatory asset.  Actual returns for the year ending September 30, 2008, decreased by 19 percent.  Plan assets have further declined another $1,138 million, or 18 percent, through November 30, 2008.

Discount Rate. In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a proprietary bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  In addition, TVA looks at published pension spot yield curves and applies expected cash flows to the curve to approximate the rate expected to settle the projected benefit payments. The discount rates used to determine pension expense were 6.25 percent, 5.90 percent, and 5.38 percent during 2008, 2007, and 2006, respectively.  The discount rate is determined at the beginning of the period.  TVA plans to use a discount rate of 7.50 percent in the determination of 2009 net periodic pension cost and also used this rate to value plan obligations at the end of 2008.  Changes in the discount rate were due to increased long-term interest rates.  The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.  The discount rate used to determine the postretirement benefits costs is the same rate used to determine pension benefits costs due to a similar expected duration of the postretirement and pension benefit obligations.  A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and postretirement benefits costs for those plans where actuarial losses are being amortized.  On the other hand, a lower discount rate increases net periodic pension and postretirement benefits costs and thus reduces TVA’s profitability.

The expected rate of return on pension plan assets and the discount rate, as well as the amortization of actuarial gains and losses, were determined in accordance with consistent methodologies, as described in Note 14.

Mortality.  Mortality assumptions are based on the results obtained from an actual company experience study performed for the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and, accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review process, TVA did not reset its health care cost trend rate assumption used in calculating the 2008 and 2007 accumulated postretirement benefit obligations.  The assumed health care trend rate used for 2008 and 2007 was 8.0 percent.  No change was made due to consistent actual performance in the plan.  In addition, an 8.5 percent trend rate was used during 2006.  The 2008 health care cost trend rate of 8.0 percent is assumed to gradually decrease each successive year until it reaches a five percent annual increase in health care costs in the year beginning October 1, 2014, and beyond.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension costs to changes in certain actuarial assumptions:

Sensitivity of Pension Costs to Changes in Assumptions

Actuarial Assumption	Change in Assumption	Impact on 2009 Pension Cost	Impact on 2008 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$14	$195
Rate of return on plan assets	(0.25%)	$17	NA

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of postretirement benefit costs to changes in the health care cost trend rate:

Sensitivity of Postretirement Benefit Costs to Changes in Assumptions

(Increase in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(5)
Effect on end-of-year accumulated postretirement benefit obligation	$59	$(60)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Accounting Mechanisms.  In accordance with current accounting methodologies, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Additionally, TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, the losses that the pension plan assets experienced in the current year may have an adverse impact on pension cost in future years depending on whether the actuarial losses at each measurement date exceed the 10 percent corridor in accordance with current accounting methodologies.  See Note 14 for a discussion of obligations and funded status.

Medicare Provisions.  There have been several recent developments related to retiree health care benefits, including cost sharing and legislation, such as Medicare Part D of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, employers may receive retiree drug subsidies for Medicare-eligible retirees who enroll in the employer’s retiree prescription drug plan, provided that the plan is determined to be “actuarially equivalent” to standard coverage provided under Medicare Part D.  TVA determined that its retiree prescription drug coverage did not qualify for retiree drug subsidies.  As a result, through its prescription benefit manager, TVA maintained for 2008 an employer-sponsored prescription drug plan (“PDP”).  By providing an employer-sponsored PDP, TVA’s prescription benefit manager receives subsidies from Medicare which are passed through to Medicare-eligible retirees in the form of lower premiums.  See Note 14 for further description.

Expected Contributions.  TVA expects to contribute $5 million to its supplemental executive retirement plan and $29 million to its postretirement health care benefit plans in 2009.   TVA made a contribution to the qualified defined benefit pension plan on September 30, 2008, of $85 million that constitutes the amount that was expected to be contributed in 2009.

Changes in Ratemaking Impacting Accounting

At its September 27, 2007, meeting, the TVA Board approved the following changes in ratemaking, which resulted in changes in accounting for the types of transactions described below.

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

In accordance with the accounting policy that was in effect on September 30, 2007, TVA capitalized a portion of current interest costs associated with funds invested in most construction projects and most nuclear fuel inventories.  TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in construction projects has been capitalized only if (1) the expected total cost of a project is $1 billion or more and (2) the estimated construction period is at least three years.  Capitalized interest continues to be a component of the asset cost and is recovered in future periods through depreciation expense.  In addition, AFUDC continues to be a reduction to interest expense as costs are incurred.  The interest costs associated with funds invested in construction projects that do not satisfy the $1 billion and three-year criteria are not capitalized as AFUDC, remain in the Statement of Income, and are recovered in current year rates as a component of interest expense.  TVA recorded a total of $17 million in AFUDC in 2008 which reflects a decrease of $160 million from the $177 million in AFUDC that TVA recorded in 2007.

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

Beginning in 2008, the TVA Board approved the utilization of regulatory accounting treatment for swaps and swaptions related to call monetization transactions in order to better match the income statement recognition of gain and loss with the economic reality of when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter. The value of the swaps and swaptions are still recorded on TVA’s balance sheet, and any interest expense impacts continue to be reflected in TVA’s income statement.  If this new accounting treatment had been effective during 2007, TVA’s net income for 2007 would have been reduced by less than $50 million.

Non-Nuclear Decommissioning Costs.  In September 2007, the TVA Board approved the establishment of an asset retirement trust to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  TVA made a $40 million initial contribution to the asset retirement trust on September 28, 2007. TVA made an additional $40 million contribution to the asset retirement trust on September 26, 2008. As of September 30, 2008, the assets of the trust totaled $81 million.  Although the TVA Board approved contributions to the asset retirement trust in 2007 and 2008, the TVA Board did not approve funding for the trust as part of its budget and ratemaking process in relation to providing a potential funding source through rates for non-nuclear decommissioning costs until August 2008, at which time the TVA Board approved making a contribution to the trust in 2009. The funds from the asset retirement trust may be used, among other things, to pay the cost of retiring non-nuclear long-lived assets from the accumulation of assets in the trust. The costs of retiring non-nuclear long-lived assets represent the net deferred costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143 and FIN No. 47.  These costs had previously been included in rates as the asset retirement obligation (“ARO”) was accreted and the ARO asset was depreciated.  In accordance with EITF 93-4, these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred. Because of the establishment of the asset retirement trust and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria.  Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008. The regulatory asset initially created related to this adjustment totaled $350 million. The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense.

These future costs can be funded through a combination of investment funds already set aside in the asset retirement trust, future earnings on those investment funds, and future cash contributions to the investment funds. Through this rate action, the TVA Board has demonstrated the ability and intent to include non-nuclear retirement costs in allowable costs and in rates. Further, the TVA Board has included contributions for 2009 to the asset retirement trust fund in its 2009 budget and in the related rates. As a result, it is probable that future revenue will result from inclusion of the deferred non-nuclear asset retirement costs in allowable costs for ratemaking purposes.

New Accounting Standards and Interpretations

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method.  The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.  TVA adopted this guidance for 2008.  Except for the recording of certain regulatory assets, TVA’s policy is to expense maintenance costs as incurred (direct expensing method).  Therefore, the adoption of this FSP did not have a material impact on TVA’s results of operations or financial position.

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

Legislative and Regulatory Matters

President’s Budget

On February 4, 2008, the Office of Management and Budget (“OMB”) transmitted the President’s proposed 2009 federal budget to Congress.  The proposed budget recommends allowing Congress to establish the amount of TVA’s Office of Inspector General’s budget and directing TVA to fund the amount with power revenues beginning in 2009.  Funding for TVA’s Office of the Inspector General is currently established by TVA.  The U.S. Senate Appropriations Committee’s (“Committee”) report for the 2009 Energy and Water Development Appropriation Bill (“Bill”) noted that the Committee did not recommend including this proposal of the President in the Bill because TVA has funded the requests of the TVA Inspector General from power revenues and receipts, and the Committee saw no compelling reason to change the funding mechanism for the TVA Inspector General.

In October 2008, Congress passed the Inspector General Reform Act of 2008 (“Reform Act”).  Section 8 of the Reform Act addresses the budgets of Inspector Generals.  It does not include the provision recommended in the President’s proposed 2009 budget in connection with the funding of TVA’s Office of the Inspector General.  It provides an avenue for an Inspector General, including TVA’s Inspector General, to inform Congress if he or she believes that the funding included in the President’s budget for that Inspector General’s office would substantially inhibit the office’s performance.

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell of Kentucky introduced the Access to Competitive Power Act of 2007 in the U.S. Senate.  Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service.  No congressional action had taken place on this bill as of September 30, 2008, and none is expected prior to adjournment of the 110th Congress.

On October 18, 2007, Senators Joseph Lieberman and John Warner introduced America’s Climate Security Act of 2007 in the U.S. Senate.  This economy-wide bill would mandate the reduction of greenhouse gas emissions of covered facilities through a cap-and-trade structure.  Covered facilities include those that use more than 5,000 tons of coal per year.  Compliance may be met through trading, banking, borrowing, and offsets.  In May 2008, Senators Lieberman and Warner reintroduced the bill as the Lieberman-Warner Climate Security Act of 2008, S. 3036.  On June 6, 2008, the bill failed to obtain enough votes to overcome a filibuster and to move to final consideration in the U.S. Senate.  No further congressional action is expected prior to adjournment of the 110th Congress.

For a discussion of environmental legislation and regulation, see Item 1, Business — Environmental Matters.

TVA can control neither what legislation becomes law nor what regulations are promulgated.  Even legislation or regulations of which TVA has been made aware may be changed in ways which are difficult to predict or have unforeseen consequences.  TVA cannot therefore predict with certainty or with any accuracy whether the initiatives discussed above will become law in the future and in what form, and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  Looking to the future, regulations in all of these areas are expected to become more stringent along with increased emphasis on dealing with climate change, expanding renewable generation alternatives, and encouraging efficient use of electricity.

Due to the increasing level and complexity of environmental requirements and expectations, TVA completed a new high-level environmental policy to align with and execute the direction in the Strategic Plan.  The Environmental Policy (“Environmental Policy”) was approved by the TVA Board on May 19, 2008, and is intended to be an integrated framework which provides policy-level guidance to carry out TVA's mission of providing cleaner, affordable energy, sustainable economic development, and proactive environmental stewardship. The TVA Environmental Policy sets out environmental objectives and critical success factors in six environmental dimensions: climate change mitigation, air quality improvement, water resource protection and improvement, waste minimization, sustainable land use, and natural resource management.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s 59 coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  See Item 3, Legal Proceedings.

Air Quality Control Developments

Air quality in the United States and in the Tennessee Valley has significantly improved since the enactment of the Clean Air Act (“CAA”) in 1970.  These air quality improvements are expected to continue as the CAA continues to be implemented and evolve as a result of legislative and regulatory changes.  Three substances emitted from coal-fired units — sulfur dioxide (“SO2”), oxides of nitrogen (“NOx”), and particulates — have historically been the focus of CAA emission reduction regulatory programs, and these are discussed in more detail below.

Expenditures related to clean air projects aimed at controlling emissions of these substances during 2008 and 2007 were approximately $274 million and $239 million, respectively. These figures include expenditures in 2008 of $9 million to continue to reduce NOx emissions through the installation of selective non-catalytic reduction (“SNCR”) systems, and $240 million for the installation of flue gas desulfurization systems (“scrubbers”) to continue to reduce SO2 emissions.  TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through 2010 would reach $5.5 billion, $5.1 billion of which had already been spent as of September 30, 2008.  TVA estimates that compliance with future CAA requirements and potential mercury regulations, but not including carbon dioxide (“CO2”), as discussed below could lead to additional costs of $3.0 billion to $3.7 billion in the decade beginning in 2011.  There could be additional material costs if reductions of greenhouse gases, including CO2, are mandated under the CAA or via legislation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time.

On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued a decision in State of North Carolina vs. EPA that vacated the Clean Air Interstate Rule (“CAIR”) in its entirety and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit opinion. EPA promulgated CAIR in 2005 and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s operating area, and the District of Columbia.  The requirements of CAIR formed the basis for TVA’s (and much of the utility industry’s) planning with regard to air emission controls beginning in 2009 and continuing well into the next decade.  In the absence of CAIR, the uncertainty regarding compliance requirements, methods, and timelines may result in increased capital expenditures and operating expenses. In addition, it is unclear whether the petitions for a re-hearing or review of this decision will be granted by the D.C. Circuit, which could prolong the uncertainty of the regulatory landscape.

In the absence of CAIR, other requirements of the CAA, such as achievement of ozone and fine particulate ambient air quality standards, requirements relating to regional haze, and control of interstate transport of air pollution (Section 126 petitions), will continue to drive installation of additional controls on electric generating units across the industry, including at TVA. As discussed in more detail below, TVA will continue its previously announced emissions reduction program, including completion of scrubber installations for SO2 control at Bull Run, Kingston, and John Sevier Fossil Plants, and annual operation of the 21 selective catalytic reduction (“SCR”) and other NOx controls beginning in October 2008.

On February 8, 2008, the D.C. Circuit vacated the EPA’s decision to remove coal and oil-fired Electric Generating Units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to Maximum Achievable Control Technology (“MACT”) standards under section 112 of the CAA.   The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to determine that mercury emissions are adequately controlled in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR. Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx  emissions.

The D.C. Circuit’s recent decisions with regard to CAIR and CAMR may also have the effect of reviving interest in Congress in adopting multi-pollutant control legislation focused on the electric power sector. Among other things, such an approach could seek to establish coordinated caps for power plant emissions of mercury, SO2, NOx, and CO2. The legislative and regulatory landscape is continuing to change for these and other issues and the outcome cannot be predicted accurately at this time.

Sulfur Dioxide.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet the National Ambient Air Quality Standards (“NAAQS”) for SO2 and fine particulate matter. Looking forward, these programs, as well as implementation of the regional haze program, will result in additional regulation of SO2 emissions.

Through calendar year 2007, TVA had reduced its SO2 emissions by 84 percent from the peak 1977 level by switching to lower-sulfur coals, continuing to operate an Atmospheric Fluidized Bed Combustion (“AFBC”) unit at its Shawnee Fossil Plant, operating existing scrubbers on six larger units, and installing and operating a scrubber on an additional large unit at Paradise Fossil Plant.   TVA is constructing a scrubber at Bull Run Fossil Plant, which is scheduled to begin operation in 2009, and two scrubbers at its Kingston Fossil Plant, which are scheduled to begin operation in 2010.  In April 2008, the TVA Board approved construction of additional flue gas desulfurization equipment at the four-unit John Sevier Fossil Plant in east Tennessee (“John Sevier”), which is expected to begin operation in 2012. Additionally, TVA has switched, or plans to switch, to lower-sulfur coal at several additional units in the next few years.  It is likely that additional emission reduction measures will have to be undertaken in addition to these announced actions to achieve compliance with requirements yet to be adopted.  Such measures will also help to meet the goal identified in TVA’s Environmental Policy to reduce emissions by continuing to install emission reduction equipment and new technology with the aim of controlling over 80 percent of fossil generation in the next 10 years.

Nitrogen Oxides.  Utility NOx emissions continue to be regulated under state programs to achieve and maintain EPA’s NAAQS for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program. On March 12, 2008, EPA issued final rules adopting new, more stringent NAAQS for ozone.  EPA lowered the primary standard, created to protect public health with an adequate margin of safety, from 0.084 parts per million (“ppm”) to 0.075 ppm.  EPA also promulgated a new secondary standard, mainly created to protect vegetation. The form and level of the secondary standard are the same as the primary standard.

In 2009, states will have to recommend to EPA those counties proposed to be designated as “non-attainment” counties under the new standards, and in 2010, EPA is expected to finalize attainment designations using 2006 to 2008 monitoring data.  States must submit plans to EPA no later than 2013 that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (2013 to 2030) depending on the severity of the ozone problem.

Based on 2005-2007 monitoring data, virtually all of the larger cities in the Tennessee Valley area and their associated Metropolitan Statistical Areas, as well as those rural counties where ozone monitors are present, will likely be designated as non-attainment areas under the new standard.

Non-attainment designation can impact industrial development and expansion since new businesses tend to avoid non-attainment areas, and expansion of existing businesses becomes more difficult.  Non-attainment can have serious repercussions for counties by increasing costs to industry, delaying the air permitting process, and restricting expansion of existing sources.  Consumers are also likely to be affected as a result of the institution of vehicle inspection and fuel restriction programs.  Non-attainment can also impact transportation planning since loss of federal highway funds can occur unless projects demonstrate “conformity” with the new standards.

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil-fired power plants. As a result of its emission reduction program, TVA’s summertime NOx emissions have declined substantially. Since 1995, TVA has reduced its NOx emissions during the summer (when ozone levels increase) by 82 percent by installing various controls, including low-NOx burners and/or combustion controls, on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units. (The AFBC unit at Shawnee Fossil Plant is inherently low NOx emitting.)

In 2005, TVA installed SNCR systems, which generally have lower NOx removal capabilities than SCRs, on two units, Johnsonville Unit 1 and Shawnee Unit 1, to demonstrate long-term technology capability, and continues to operate the SNCR at Johnsonville Unit 1 in West Tennessee.  In 2007, TVA began operating the High Energy Reagent Technology (“HERT”) system on Unit 1 at John Sevier, and on Unit 4 at Johnsonville Fossil Plant (“Johnsonville”).  HERT is similar to SNCR technology but has higher removal capabilities.  Similar HERT equipment is planned for installation on the other three John Sevier units and Johnsonville Units 2 and 3 by May 2009, and TVA has announced plans to install SCRs at John Sevier by 2015.

TVA’s NOx emission reduction program is expected to continue to depend primarily on SCRs, but will also incorporate some mix of SNCRs and/or HERTs as TVA gains more experience with these technologies.  These plans may change depending on the timing and severity of future regulatory developments affecting power plant emissions. In October 2008, TVA began operating this NOx control equipment year round (except for maintenance outages).

An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is likely to focus additional regulatory attention on all NOx emission sources, including TVA sources.

Particulates/Opacity.  Coarse particulates (defined as particles of 10 micrometers or larger), which include fly ash, have long been regulated by states to meet EPA’s NAAQS for particulate matter.  All of TVA’s coal-fired units have been equipped with mechanical collectors, electrostatic precipitators, scrubbers, or baghouses, which have reduced particulate emissions from the TVA system by more than 99 percent compared to uncontrolled units.  In 1997, EPA issued separate NAAQS for even smaller particles with a size of up to 2.5 micrometers (“fine particles” or “PM2.5”).  Counties and parts of counties in the Knoxville and Chattanooga, Tennessee, metropolitan areas have been designated as non-attainment areas under the 1997 standard.

In September 2006, EPA revised the 1997 standards.  The 2006 revisions tighten the 24-hour fine particle standard and retain the 1997 annual fine particle standard.  EPA also decided to retain the existing 24-hour standard for coarse particles, but revoked the related annual standard. On August 19, 2008, EPA sent letters to state and tribal representatives responding to their initial recommendations for areas meeting and not meeting the 24-hour national ambient air quality standards for PM2.5. States and tribes now have the opportunity to comment on EPA’s modifications to their recommendations and to provide new information and analyses to EPA if appropriate. Several counties and parts of counties in the Tennessee Valley that include or are close to TVA coal-fired generating plants are included in this preliminary designation. Particular areas of concern to TVA are the Kentucky counties of Muhlenberg and McCracken, the Tennessee counties of Humphreys, Montgomery, and Stewart, and the counties in the Knoxville area.  EPA has announced plans to make final designations in December 2008 using air quality monitoring data from 2005, 2006, and 2007.   TVA will continue efforts to reduce emissions and engage regional and national stakeholders to further understand and improve regional air quality.  TVA’s continued installations of scrubbers for SO2 control and SCRs and other technologies for NOx control as described above are expected to continue to reduce fine particle levels.

Issues regarding utility compliance with state opacity requirements are also increasing.  Opacity measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment.  Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are addressing this issue.  There are also disputes and lawsuits over the role of continuous opacity monitors in determining compliance with opacity limitations, and TVA has received an adverse decision in one such lawsuit.  See Item 3, Legal Proceedings.

Climate Change.  In 1995, TVA was the first utility in the nation to participate in “Climate Challenge,” a DOE-sponsored voluntary greenhouse gas reduction program.  Over the past decade, TVA has reduced, avoided, or sequestered over 305 million tons of CO2 under this program.  TVA also participates in the President’s Climate VISION program which calls on the electric utility sector, along with other industry sectors, to help meet a national goal of reducing the greenhouse intensity of the U.S. economy by 18 percent from 2002 to 2012.

TVA has taken and is continuing to take significant voluntary steps that will reduce the carbon intensity of its electric generation, including the recovery of Browns Ferry Unit 1, planned power up-rates of Browns Ferry Units 1, 2 and 3 (which will increase the generating capability of the units resulting in additional avoided emissions of CO2), the completion of Watts Bar Unit 2, and the completion of the hydroelectric modernization program.  TVA has also filed with the NRC a combined operating license application for two advanced nuclear reactors at the Bellefonte Nuclear Plant near Hollywood, Alabama, and requested that the NRC reinstate the construction permit for Bellefonte Nuclear Units 1 and 2, although no decision has been made to complete those units or to build the new reactors.  TVA is also committed to increasing its renewable energy by adding regional renewable energy sources to its generation portfolio.

In addition, TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with the Electric Power Research Institute and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as carbon sequestration via reforestation. Legislation was introduced in the last Congress to require reductions of CO2 that, if enacted, could have resulted in significant additional costs for TVA and other utilities with coal-fired generation.  In general, any carbon legislation will result in some level of increase in the price of electricity to consumers, regardless of form, severity, and timing of the legislation, and TVA's analyses of previous versions of several proposed climate bills indicate that the price increases could be substantial. These analyses also show that TVA's existing coal-fired generating assets will continue to play an important role in meeting the energy needs of the Tennessee Valley.  TVA expects that the next Congress and Administration will again take up the issue of climate change and is incorporating the possibility of mandatory carbon reductions and a renewable portfolio standard into its long range planning. TVA will continue to monitor legislative and regulatory developments related to CO2 and a renewable portfolio standard to assess any potential financial and operational impacts as information becomes available.  Looking ahead, TVA’s Environmental Policy contains a Climate Change Mitigation objective to stop the growth in volume of emissions and reduce the rate of carbon emissions by 2020.

In addition to legislative activity, climate change issues are the subject of a number of lawsuits, including lawsuits against TVA.  See Item 3, Legal Proceedings.  On November 29, 2006, the U.S. Supreme Court heard the case of Massachusetts v. EPA, concerning whether EPA has the authority and duty to regulate CO2 emissions under the CAA.  On April 2, 2007, the Supreme Court found that greenhouse gases, including CO2, are pollutants under the CAA, and that EPA thus does have the authority to regulate these gases.  The Supreme Court also concluded that EPA's refusal to regulate these pollutants was based on impermissible reasons, and remanded the case to EPA to make a judgment regarding endangerment (either that greenhouse gases do, or do not, pose a threat to health and welfare) with respect to certain mobile sources.  While this case focused on CO2 emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.

In July 2008, EPA issued an Advance Notice of Proposed Rulemaking (“ANPR”) that addressed essentially all regulatory proceedings before EPA in which greenhouse gas emissions and climate change are issues, including consideration of greenhouse gas emissions in establishing new source performance standards and resolving pending appeals of new source review permit applications. The ANPR sought comments on the framework and direction of EPA’s actions to regulate greenhouse gas emissions from a wide range of facilities, including electric generating facilities.  The ANPR outlines issues to be addressed in new legislation that may be required in order to regulate greenhouse gas emissions.  Regulatory options that may be considered in such legislation include, but are not limited to, the enactment of a cap-and-trade policy and development and deployment of alternative fuels, renewable energy resources, and energy conservation. Whether climate change legislation will be enacted during the 2009 to 2010 legislative session, and if so its potential impacts, cannot be assessed at this time.  Any such legislation, or similar regulatory action by EPA under the CAA or otherwise, would probably have a significant impact on fossil-fueled generation facilities.

States are also becoming more active in the regulation of emissions that are believed to be contributing to global climate change.  Several northeastern states have formed the Regional Greenhouse Gas Initiative, which is in the process of being implemented, and California passed a bill capping greenhouse gas emissions in the state.  Other states are considering a variety of actions.  North Carolina is studying initiatives aimed at climate change under the provisions of the state’s Clean Smokestacks Act of 2002.  This act required the State Division of Air Quality to study potential control of CO2 emissions from coal-fired utility plants and other stationary sources.  This has also prompted efforts to develop a climate action plan for North Carolina.

Renewables and Clean Energy

In light of increasing national focus on renewable and clean energy and TVA's desire to reduce its environmental footprint, on May 19, 2008, the TVA Board approved guiding principals for an Energy Efficiency and Demand Response Plan and a Renewable and Clean Energy Assessment.

The Energy Efficiency and Demand Response Plan seeks to slow the current rate of growth in the region’s power demand by providing opportunities for residential, business, and industrial consumer groups to use energy more efficiently.  In the short term, the plan proposes reducing the growth in peak demand by up to 1,400 megawatts by the end of the 2012 fiscal year.

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

Water Quality Control Developments

In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act (“CWA”), EPA promulgated a final rule for existing power producing facilities (“Phase II Rule”) that became effective on September 7, 2004.  On January 25, 2007, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) remanded the Phase II Rule, holding, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the U.S. Supreme Court.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the U.S. Supreme Court granted the petition, limiting its review to one issue:  "Whether Section 316(b) of the CWA authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.” The Department of Justice and industry petitioners will defend the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived.  The case has been argued before the U.S. Supreme Court. TVA is unable to predict the outcome.

On July 9, 2007, EPA suspended all but one provision of the Phase II Rule until the agency resolves the issues raised by the Second Circuit's remand.  The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities.  BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures.  The use of BPJ controls reflects a return to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II Rule.

All of the intakes at TVA's existing coal and nuclear generating facilities were subject to the Phase II Rule.  Given the uncertainty over the ultimate outcome of the appellate process and what the changes in the final rule as ultimately issued by EPA will be, the impacts of the eventual rulemaking are uncertain at this time.

Section 303d of the CWA requires states to develop and report to EPA on a two-year cycle a list of waters that are “impaired” or are expected to not meet water quality standards in the next two years and need additional pollution controls. The Tennessee Department of Environment and Conservation (“TDEC”) placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant on its 2008 list of impaired streams (the “303d List”).  This section of Barkley Reservoir had not been listed previously. The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs on the Wolf Creek and Center Hill Dams coupled with the most severe drought on record in the region. The lower flows made less water available to dissipate the heated discharge from Cumberland Fossil Plant and resulted in increased river temperatures. The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill Dams may impact the generation of electricity from TVA's Cumberland and Gallatin Fossil Plants. Placing this section of Barkley reservoir on the 303d List could also impact the thermal limits imposed by the State of Tennessee when the discharge permit for Cumberland Fossil Plant is renewed in 2010, or earlier if the state or EPA determines that additional actions are required to protect the aquatic environment below the plant.  TVA is working with the U.S. Army Corps of Engineers and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.  TVA began operating temporary cooling towers at Cumberland Fossil Plant to reduce the temperature of the water discharged to the river.

EPA, and many states, are taking increased interest in evaluating the potential effects of thermal discharges from steam-electric generating facilities.  TVA is working with states and EPA Region IV to demonstrate that the data collected by TVA in the vicinity of its facilities is sufficient to meet the requirements for assessing the impacts of thermal discharges on the aquatic environment.

In March 2007, TDEC adopted a lower, more conservative threshold (0.3 ppm) for issuing precautionary advisories for fish consumption due to mercury. Adoption of the lower threshold resulted in the issuance of several new precautionary fish consumption advisories in April 2007 for all or parts of five TVA reservoirs (Norris, Cherokee, South Holston, Watauga, and Tellico) and parts of four rivers in the Tennessee Valley (Buffalo, Emory, Hiwassee, and Holston) as well as the Loosahatchie, Wolf, and Mississippi Rivers in Tennessee that are not in the Tennessee River watershed.

As part of the 2007 advisory determinations, TDEC also identified several water bodies where more data were needed to determine if advisories were necessary.  State agencies have since collected fish from those water bodies and decided several of them needed advisories to protect public health. The new Precautionary Advisory list for 2008 includes one additional TVA reservoir (Beech) and three additional river segments in the Tennessee River watershed (French Broad, Sequatchie, and Duck).  Also, existing advisories for several reservoirs and rivers were expanded to include mercury as a chemical of concern and/or to include more kinds of fish.

TDEC’s announcement of additional Precautionary Advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing, but is more reflective of the effect of the lowered threshold values for issuing a precautionary consumption advisory.  TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data were provided to TDEC as a part of its review process. TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased. Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernible trend in fish from most reservoirs. Despite increased burning of coal for electricity generation, current and historic data records indicate that mercury concentrations in reservoir sediments have remained stable or declined.

One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above is that wastewaters at TVA coal-fired facilities and across the utility industry may be changing because of waste streams from air quality control technologies. Varying amounts of ammonia or similar compounds used as a necessary component of SCR and SNCR operations may end up in facility wastewater ponds that may discharge through outfalls regulated under the CWA. Operation of scrubbers for SO2 control also results in additional amounts of pollutants being introduced into facility wastewater treatment ponds. EPA is currently collecting information to determine if the national Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the CWA need to be revised.  If the Effluent Guidelines are revised, potentially more restrictive discharge limitations for existing parameters or the addition of new parameters could result in additional wastewater treatment expenses to meet requirements of the CWA. These costs cannot be accurately predicted at this time, but TVA is involved in and closely monitoring EPA’s data collection activities and the progress of the Effluent Guidelines review process. On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of the operation of air pollution control equipment.  TVA is closely monitoring the development and implementation of numeric nutrient criteria, particularly by the states in TVA’s service area and is encouraging regulatory agencies in the Valley states to incorporate water quality trading regulations into their water quality standards.

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

Hazardous Substance Response, Oil Cleanup, and Similar Environmental Work

Liability for releases and cleanup of hazardous substances is primarily regulated under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability.  TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000.  There have been no recent assertions of TVA liability for five of the non-TVA areas, and there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to these five sites.  There is evidence that TVA sent some materials to the remaining three non-TVA areas: the David Witherspoon site in Knoxville, Tennessee, the Ward Transformer site in Raleigh, North Carolina, and the General Waste Products site in Evansville, Indiana.  As discussed below, TVA is not able to estimate its liability related to these sites at this time.

The Witherspoon site is contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE has admitted to being the main contributor of materials to the Witherspoon site and is currently performing clean up activities.  DOE claims that TVA sent equipment to be recycled at this facility, and there is some supporting evidence for the claim.  However, TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  DOE has asked TVA to “cooperate” in completing the cleanup, but it has not provided to TVA any evidence of TVA’s percentage share of the contamination.

The Ward Transformer site is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA. The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil cleanup or the supplemental groundwater remediation.  EPA has selected a cleanup plan for the down stream drainage basin with a present-worth cost estimate of $6.1 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

General Waste Products was a scrap metal salvage yard that operated from the 1930s until 1998.  The original defendants in a CERCLA action have filed a third party complaint against TVA and others seeking cost contribution for cleanup of contamination from lead batteries and PCB transformers at the facility.  There is evidence that TVA sent scrap metal to the facility, but TVA has not found any records indicating that it sent batteries or PCB equipment.  There are two cleanup sites at the facility.  TVA has been informed that the first site has been cleaned up at a cost of $3.2 million, and cleanup estimates for the second site range from $2 million to $7 million.  TVA’s allocated share of the cleanup costs, if any, is expected to be relatively small.

TVA operations at some TVA facilities have resulted in oil spills and other contamination TVA plans to address, and TVA expects to incur costs of about $15 million for environmental work related to decommissioning of the Watts Bar Fossil Plant.

As of September 30, 2008, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $18 million on a non-discounted basis, including the Watts Bar Fossil Plant work, and is included in Other liabilities on the Balance Sheet.

Coal-Combustion Wastes

In accordance with a regulatory determination by EPA in May 2000, coal-combustion and certain related wastes disposed of in landfills and surface impoundments are not regulated as hazardous waste.  In conjunction with this determination, EPA committed to developing non-hazardous management standards for these wastes.  These standards are likely to include increased groundwater monitoring, more stringent siting requirements, and closure of existing waste-management facilities not meeting minimum standards.  On August 29, 2007, EPA issued a Notice of Data Availability (“NODA”) in which it requested public comment on whether the additional information mentioned in the notice should affect EPA’s decisions as it continues to follow up on its commitment to develop management standards for coal-combustion wastes.  Although TVA did not comment on the NODA, the Utility Solid Waste Activity Group, of which TVA is a member, did file extensive comments with EPA regarding the risk assessment method that EPA chose to support the NODA.

Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed in Item 3, Legal Proceedings.  In accordance with SFAS No. 5, “Accounting forContingencies,” TVA had accrued approximately $46 million and $3 million with respect to the proceedings described in Item 3, Legal Proceedings, as of September 30, 2008, and 2007, respectively, as well as approximately $5 million and $4 million as of September 30, 2008, and 2007, respectively, with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of TVA’s current legal proceedings and anticipated outcomes, see Item 3, Legal Proceedings.

Risk Management Activities

Risk Governance

The Enterprise Risk Council (“ERC”) was created in August 2005 to strengthen and formalize TVA’s enterprise-wide risk management efforts.  The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee.  The ERC’s current members are the president and chief executive officer (chair), the chief financial officer, the chief operating officer, the general counsel, and a designated representative from the Office of the Inspector General (“OIG”) (advisory).

In addition to the ERC, TVA has established three subordinate risk committees, Financial, Operational, and Strategic, to manage risks based on natural groupings.  Each of the subordinate committees reports directly to the ERC.  Membership in the subordinate committees includes senior management from organizations that manage the applicable risks and advisory representatives from the OIG and from the Office of the General Counsel.  The ERC and the risk committees meet regularly.

The ERC and risk committees have cataloged major enterprise level risks for TVA into three main categories: strategic risks, operational risks, and financial risks.  A discussion of significant risk factors under each of these categories, as well as risk factors related to TVA securities, is presented in Item 1A, Risk Factors.  Enterprise risk management is an on-going effort at TVA.  As such, it will continue to evolve in a manner that will best support TVA's mission.

Commodity Price Risk

TVA measures price risk associated with the commodities that are critical to its operations using either a Value at Risk (“VaR”) methodology or sensitivity analysis.  Following is an explanation of these methods along with their calculated measures of TVA’s commodity price risk.

Value at Risk

TVA uses a VaR methodology, which is also used by other energy companies, to measure the amount of price risk that exists within certain of its commodity portfolios.  Price risk is quantified using what is referred to as the variance-covariance technique of measuring VaR, which provides a consistent measure of risk across diverse energy markets and products.  This technique requires the use of a number of assumptions including a confidence level for losses, market liquidity, and a specified holding period.  This methodology uses standard statistical techniques to predict market movements in light of current prices, historical volatilities, and current specific commodity correlations.

The VaR calculation gives TVA a dollar amount which reflects the maximum potential loss in the fair value of its portfolios due to adverse market movements over a 10-day period within a specified confidence level. TVA’s VaR calculations are based on a 95 percent confidence level, which means that there is a 2.5 percent probability that TVA’s portfolios will incur a loss in value in 10 days at least as large as the reported VaR. For example, if the VaR is calculated at $5 million, there is a 97.5 percent probability that if prices move against current positions, the reduction in the value of the portfolio resulting from such 10-day price movements would be less than $5 million.

The following table illustrates the potential unfavorable price impact on TVA’s electricity, natural gas, SO2 emission allowance, and NOx emission allowance portfolios as measured by the VaR model based on a 10-day holding period and a 95 percent confidence level.  The high and low valuations represent the highest and lowest VaR values during 2008, and the average calculation represents the average of the VaR values during 2008.

Value at Risk

	September 30, 2008	Average	High	Low	September 30, 2007

Electricity 1	$23	$30	$64	$18	$69
Natural Gas 2	18	15	26	3	5
SO2 Emission Allowances 3	24	63	64	15	20
NOx Emission Allowances 4	2	2	3	2	1

Notes

(1)	TVA’s VaR calculations for electricity are based on its on-peak electricity portfolio, which includes electricity forwards and option contracts.

(2)	TVA’s VaR calculations for natural gas are based on TVA’s natural gas portfolio, which includes natural gas forwards, futures, options on futures, and swap futures contracts.

(3)	TVA’s VaR calculations for SO2 emission allowances are based on TVA’s portfolio of SO2 emission allowances.

(4)	TVA’s VaR calculations for NOx emission allowances are based on TVA’s portfolio of NOx emission allowances.

VaR has several limitations as a measure of portfolio risk, including, but not limited to, its inability to adequately reflect (1) the risk of a portfolio with significant option exposure, (2) the risk of extreme price movements, and (3) the significant regulatory and legislative risks facing TVA.

Electricity.  TVA enters into electricity forward contracts in order to hedge its economic risks directly associated with meeting its power supply obligations.  During 2008, TVA supplied approximately 9.7 percent of system energy requirements with power purchased under electricity forward contracts.

TVA’s average electricity market risk exposure has increased annually since 2003.  The increases have resulted primarily from TVA’s purchases of power to meet growing demand and, to a lesser extent, from increased volatility in the electricity markets.

As shown in the Value at Risk table above, at a 95 percent confidence level, the average VaR for TVA’s electricity portfolio for 2008 for a 10-day holding period was $30 million.

Natural Gas.  TVA uses natural gas to operate combustion turbine peaking units and to supply fuel under power purchase agreements in which TVA is the fuel supplier.  TVA hedges a portion of its natural gas needs by entering into futures contracts, options on futures contracts, swaps, and options on swaps under a financial hedging program.  At September 30, 2008, TVA had derivative positions outstanding under the program equivalent to about 3,154 contracts, made up of 2,090 futures contracts, 160 options contracts, and 904 swap futures contracts, with an approximate net market value of $715 million.

As shown on the Value at Risk table above, at a 95 percent confidence level, the average VaR for TVA’s natural gas portfolio for 2008 for a 10-day holding period was $15 million.

Emission Allowances.  TVA acquires both SO2 emission allowances and NOx emission allowances to help TVA comply with the emission requirements of the CAA and its implementing regulations.  In addition to meeting TVA’s emissions requirements, TVA also manages the emission positions utilizing the market to optimize the value of its emission allowance portfolio.  As shown in the VaR table above, at a 95 percent confidence level, the average VaR for 2008 for a 10-day holding period for TVA’s SO2 emission allowance portfolio and NOx emission allowance portfolio was $63 million and $2 million, respectively.

Fuel Oil.  TVA purchases fuel oil as a substitute fuel source for TVA’s combustion turbines and for start up purposes at many of TVA’s fossil plants.  In addition, many of TVA’s rail transport contracts for movement of certain commodities such as coal are indexed to fuel oil.  TVA is currently in the process of developing an additional portion of the financial hedging program to purchase fuel oil derivative contracts to hedge TVA’s exposure to price movements.

Sensitivity Analysis

TVA uses sensitivity analysis to measure the potential impact that selected hypothetical changes in certain commodity prices would have on TVA over a selected period of time.  The selected hypothetical changes in commodity prices are intended to reflect reasonably possible near-term changes.

Coal.  During 2008, TVA purchased 93 percent of its coal requirements under long-term coal contracts and 7 percent of its coal requirements under short-term contracts.  If the rates that TVA paid for coal under short-term contracts during 2008 were 10 percent higher than the rates TVA actually paid, TVA’s coal expense would have increased by $15 million in 2008.

Uranium.  During 2008, TVA did not have to purchase any uranium on the spot market, and as of September 30, 2008, TVA had all of its uranium requirements through 2011 either in inventory or under contract.  Accordingly, a hypothetical 10 percent change in uranium prices during 2009 would have no material effect on TVA’s financial position, results of operations, or cash flows.  See Item 1, Business — Fuel Supply — Nuclear Fuel.

Cash Flow at Risk

Cash Flow at Risk (“CFaR”) is a risk metric that reflects how energy commodity volatility and price changes translate into fluctuations in TVA’s financial health captured by cash flow.  Although TVA currently has a FCA that mitigates much of its fuel-cost risk and also conducts an extensive financial trading program to hedge some of its portfolio risks, TVA still faces volumetric risk and other uncertainties that affect cash flow.  TVA continues to manage CFaR for the mutual benefit of TVA and its customers.

TVA forecasts CFaR using a computer model.  The rolling 12 month forecast is used to pinpoint months with greater amounts of CFaR that need to be hedged to limit price exposure.  At September 30, 2008, TVA estimated its 2009 CFaR at $228 million based on a 90 percent confidence level.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s nuclear decommissioning trust, asset retirement trust, and pension plan.

Nuclear Decommissioning Trust

The nuclear decommissioning trust is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2008, the value of the investments in the trust was $845 million, and an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $85 million.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Nuclear Decommissioning for more information regarding TVA’s nuclear decommissioning trust.

Asset Retirement Trust

The asset retirement trust is presently invested to achieve a return in line with fixed income market performance. The assets of the trust are invested in fixed income commingled funds.  As of September 30, 2008, the value of the investments in the trust was $81 million, and an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $8 million.

Pension Fund

The assets in TVA’s pension plan are primarily stocks and bonds.  The Tennessee Valley Authority Retirement System (“TVARS”) targets an asset allocation policy for its pension plan assets which, in prior years, approximated 60 percent equity securities and 40 percent fixed income securities. TVARS is transitioning to a new asset allocation policy adopted March 1, 2007, which targets an asset allocation policy of 65 percent equity securities and 35 percent fixed income securities.   The pension fund is invested in equity securities, debt securities, and derivative instruments such as futures, options, and swaps, and through these investments the fund has exposure to U.S. equities, international equities, real estate investment trusts, investment-grade debt, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2008, the value of the investments in the pension fund was $6.2 billion, and an immediate 10 percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $622 million.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefits and Note 14 for additional information regarding TVA’s pension fund.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, Bonds, swaption transaction, and interest rate swaps related to three of TVA’s swaption transactions.

Short-Term Investments

At September 30, 2008, TVA had $213 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2008 was $357 million.  If the rates of interest that TVA received on its short-term investments during 2008 had been one percentage point lower than the rates of interest that TVA actually received on these investments, TVA would have received approximately $4 million less in interest from its short-term investments during 2008.  In addition, changes in interest rates could affect the value of TVA’s investments in its pension fund, asset retirement trust, and nuclear decommissioning trust.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk.

Debt Portfolio

Short-Term Debt.  At September 30, 2008, TVA’s short-term borrowings were $185 million, and the current maturities of long-term debt were $2 billion.  Based on TVA’s interest rate exposure at September 30, 2008, an immediate one percentage point increase in interest rates would have resulted in an increase of $22 million in TVA’s short-term interest expense during 2009.  This calculation assumes that the balance of short-term debt during 2009 equals the short-term debt balance at September 30, 2008, plus an amount representing the refinancing of current maturities of long-term debt.

Long-Term Debt.  At September 30, 2008, the interest rates on all of TVA’s outstanding long-term debt were fixed.  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  As of September 30, 2008, the average life of TVA’s debt portfolio was 15.8 years.  A schedule of TVA’s debt maturities is contained in Note 11.

Swaption and Related Interest Rate Swap Agreements

Changes in interest rates also affect the mark-to-market valuation of TVA’s swaption agreement and related interest rate swaps. Unrealized gains and losses on these transactions are reflected on TVA’s balance sheets in a regulatory asset account, and realized gains and losses are reflected in earnings. Based on TVA’s interest rate exposure at September 30, 2008, an immediate one percentage point decrease in interest rates would have decreased the mark-to-market valuation of TVA’s swaption agreement and related interest rate swaps by $353 million.

Currency Exchange Rate Risk

As of September 30, 2008, TVA had three issues of Bonds outstanding whose principal and interest payments are denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, as of September 30, 2008, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position.

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

Credit of Customers

The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  As previously mentioned in Item 1, Business — Customers — Other Customers, power sales to the United States Enrichment Corporation (“USEC”) represented 5.3 percent of TVA’s total operating revenues in 2008.  USEC’s senior unsecured credit ratings are currently ‘CCC‘ by Standard & Poor’s and ‘Caa2’ by Moody’s Investors Service.  As a result of USEC’s credit ratings, the company has provided credit assurance to TVA, under the terms of its power contract.

TVA had concentrations of accounts receivable from seven customers that represented 40 percent of total accounts receivable as of September 30, 2008.

The table below summarizes TVA’s customer credit risk from trade accounts receivable as of September 30, 2008:

Customer Credit Risk As of September 30
Trade Accounts Receivable 1
Municipalities and Cooperative Distributor Customers
Investment Grade	$868
Internally Rated — Investment Grade	430
Industries and Federal Agencies Directly Served
Investment Grade	46
Non-investment Grade	20
Internally Rated — Investment Grade	3
Internally Rated — Non-investment Grade	9
Exchange Power Arrangements
Investment Grade	4
Non-investment Grade	–
Internally Rated — Investment Grade	–
Internally Rated — Non-investment Grade	1
Subtotal	1,381
Other Accounts Receivable
Miscellaneous Accounts	26
Provision for Uncollectible Accounts	(2)
Subtotal	24
Total	$1,405

Note
(1)  Includes unbilled power receivables of $1,000 million.

Credit of Other Counterparties

In addition to being exposed to economic loss due to the nonperformance of TVA’s customers, TVA is exposed to economic loss because of the nonperformance of its other counterparties, including suppliers and counterparties to its derivative contracts.  Where exposed to performance risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement and employs performance assurance measures, such as parent guarantees, letters of credit, cash deposits, or performance bonds, to mitigate the risk.

TVA has various agreements under which it has exposure to various institutions with which it does business.  Most of these are not material on a net exposure basis. Policies and procedures for counterparty credit review have generally protected TVA against significant exposure to institutions in poor financial condition due to current market and economic conditions.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  As mentioned in Item 1, Business — Power Supply — Purchased Power and Other Agreements, TVA has a power purchase agreement with Choctaw that expires on March 31, 2032.  Choctaw’s senior secured credit ratings are currently ‘BB’ by Standard & Poor’s and ‘Ba1’ with Moody’s Investors Service.  As a result of Choctaw’s credit ratings, the company has provided credit assurance to TVA, per the terms of its agreement.

In September 2008, Lehman Brothers Holdings Inc. (“Lehman”), an investment bank, filed for protection under Chapter 11 of the Federal Bankruptcy Code.  Lehman’s relationship with TVA had primarily been as an underwriter and market maker for TVA debt securities.  TVA had no net exposure to Lehman or its subsidiaries as of the date of its bankruptcy filing.  TVA’s pension and NDT funds held minimal amounts of Lehman securities.

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

•	A significant downgrade could result in TVA having to post additional collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.25 billion.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF INCOME
For the years ended September 30
(in millions)

	2008	2007	2006
Operating revenues
Sales of electricity
Municipalities and cooperatives	$8,659	$7,847	$7,659
Industries directly served	1,472	1,221	1,065
Federal agencies and other	121	112	116
Other revenue	130	146	143
Operating revenues	10,382	9,326	8,983
Revenue capitalized during pre-commercial plant operations	–	(57)	–
Net operating revenues	10,382	9,269	8,983

Operating expenses
Fuel and purchased power	4,176	3,449	3,342
Operating and maintenance	2,298	2,332	2,328
Depreciation, amortization, and accretion	1,224	1,473	1,500
Tax equivalents	491	451	376
Loss on asset impairment	9	21	14
Total operating expenses	8,198	7,726	7,560

Operating income	2,184	1,543	1,423

Other income	15	73	80

Other expense	(6)	(2)	(2)

Unrealized gain (loss) on derivative contracts, net	–	41	(15)

Interest expense
Interest on debt and leaseback obligations	1,373	1,390	1,406
Amortization of debt discount, issue, and reacquisition costs, net	20	19	21
Allowance for funds used during construction and nuclear fuel expenditures	(17)	(177)	(163)
Net interest expense	1,376	1,232	1,264

Income before cumulative effects of accounting changes	817	423	222

Cumulative effect of change in accounting for conditional asset retirement obligations	–	–	(109)

Net income	$817	$423	$113

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
At September 30
(in millions)

ASSETS
	2008	2007
Current assets
Cash and cash equivalents	$213	$165
Restricted cash and investments	106	150
Accounts receivable, net	1,405	1,458
Inventories and other, net	779	663
Total current assets	2,503	2,436

Property, plant, and equipment (Note 3)
Completed plant	40,079	38,811
Less accumulated depreciation	(16,983)	(15,937)
Net completed plant	23,096	22,874
Construction in progress	1,892	1,286
Nuclear fuel and capital leases	791	672
Total property, plant, and equipment, net	25,779	24,832

Investment funds	956	1,169

Regulatory and other long-term assets
Deferred nuclear generating units	2,738	3,130
Other regulatory assets (Note 6)	4,166	1,790
Subtotal	6,904	4,920
Other long-term assets	995	375
Total regulatory and other long-term assets	7,899	5,295

Total assets	$37,137	$33,732

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,333	$1,205
Collateral funds held	103	157
Accrued interest	441	406
Current portion of leaseback obligations	54	43
Current portion of energy prepayment obligations	106	106
Short-term debt, net	185	1,422
Current maturities of long-term debt (Note 11)	2,030	90
Total current liabilities	4,252	3,429

Other liabilities
Other liabilities	3,514	2,067
Regulatory liabilities (Note 6)	860	83
Asset retirement obligations	2,318	2,189
Leaseback obligations	1,299	1,029
Energy prepayment obligations	927	1,032
Total other liabilities	8,918	6,400

Long-term debt, net (Note 11)	20,404	21,099

Total liabilities	33,574	30,928

Commitments and contingencies (Note 15)

Proprietary capital
Appropriation investment	4,723	4,743
Retained earnings	2,571	1,763
Accumulated other comprehensive loss	(37)	(19)
Accumulated net expense of stewardship programs	(3,694)	(3,683)
Total proprietary capital	3,563	2,804

Total liabilities and proprietary capital	$37,137	$33,732

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS
For the years ended September 30
(in millions)

	2008	2007	2006
Cash flows from operating activities
Net income	$817	$423	$113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,244	1,492	1,521
Nuclear refueling outage amortization	107	86	89
Loss on asset impairment	9	21	14
Cumulative effect of change in accounting principle	–	–	109
Amortization of nuclear fuel	189	137	128
Non-cash retirement benefit expense	141	201	302
Net unrealized (loss) gain on derivative contracts	–	(41)	15
Prepayment credits applied to revenue	(105)	(105)	(105)
Fuel cost adjustment deferral	123	(150)	–
Other, net	(13)	(31)	(3)
Changes in current assets and liabilities
Accounts receivable, net	(59)	(144)	(15)
Inventories and other, net	(138)	(98)	(120)
Accounts payable and accrued liabilities	(88)	103	96
Accrued interest	35	4	23
Pension contributions	(160)	(75)	(75)
Refueling outage costs	(150)	(96)	(72)
Other, net	5	61	(35)
Net cash provided by operating activities	1,957	1,788	1,985

Cash flows from investing activities
Construction expenditures	(1,508)	(1,379)	(1,370)
Combustion turbine asset acquisitions	(466)	(111)	–
Nuclear fuel expenditures	(322)	(203)	(277)
Change in restricted cash and investments	25	48	(91)
Purchases of investments	(39)	(44)	–
Loans and other receivables
Advances	(6)	(16)	(17)
Repayments	13	16	13
Proceeds from sale of receivables/loans (Note 1)	–	2	11
Proceeds from settlement of litigation	–	–	35
Other, net	4	1	(2)
Net cash used in investing activities	(2,299)	(1,686)	(1,698)

Cash flows from financing activities
Long-term debt
Issues	2,105	1,040	1,132
Redemptions and repurchases (Note 11)	(689)	(470)	(1,241)
Short-term (redemptions)/borrowings, net	(1,237)	(955)	(93)
Proceeds from sale/leaseback	325	–	–
Payments on leaseback financing	(36)	(30)	(28)
Payments on equipment financing	(7)	(7)	(6)
Financing costs, net	(32)	(11)	(14)
Payments to U.S. Treasury	(40)	(40)	(38)
Other	1	–	(1)
Net cash provided by (used in) financing activities	390	(473)	(289)

Net change in cash and cash equivalents	48	(371)	(2)
Cash and cash equivalents at beginning of year	165	536	538

Cash and cash equivalents at end of year	$213	$165	$536

See Note 12 for supplemental cash flow information.

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income

Balance at September 30, 2005	$4,783	$1,244	$27	$(3,662)	$2,392
Net income (loss)	–	123	–	(10)	113	$113
Return on Power Facility Appropriation Investment	–	(18)	–	–	(18)	–
Accumulated other comprehensive income (Note 9)	–	–	16	–	16	16
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2006	$4,763	$1,349	$43	$(3,672)	$2,483	$129
Net income (loss)	–	434	–	(11)	423	$423
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive loss (Note 9)	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2007	$4,743	$1,763	$(19)	$(3,683)	$2,804	$361
Net income (loss)	–	828	–	(11)	817	$817
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive loss (Note 9)	–	–	(18)	–	(18)	(18)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563	$799

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

Substantially all of TVA’s revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and TVA properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Fiscal Year

Unless otherwise indicated, years (2008, 2007, etc.) refer to TVA’s fiscal years ended September 30.

Cost-Based Regulation

The rate-setting authority vested in the TVA Board by the TVA Act meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  In addition, TVA meets the remaining criteria for the application of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of the demand for electricity and the level of competition it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles (“GAAP”) for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs. Any asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

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

Restricted Cash and Investments

As of September 30, 2008 and 2007, TVA had $106 million and $150 million, respectively, in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which resulted in the funds being reported in Restricted cash and investments.

Accounts Receivable

Accounts Receivable.  Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable As of September 30
	2008	2007

Power receivables billed	$357	$316
Power receivables unbilled	1,000	986
Fuel cost adjustment – current	24	132
Total power receivables	1,381	1,434

Other receivables	26	26
Allowance for uncollectible accounts	$(2)	$(2)
Net accounts receivable	$1,405	$1,458

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA’s estimate of probable losses inherent in the accounts receivable, unbilled revenue, and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  TVA’s corporate credit department is consulted to assess the financial condition of customers and the credit quality of the accounts.  The allowance for uncollectible accounts was $2 million at both September 30, 2008, and 2007, for accounts receivable.  Additionally, loans receivable of $75 million and $79 million as of September 30, 2008, and 2007, respectively, are included in Other long-term assets, and reported net of allowances for uncollectible accounts of $13 million and $15 million as of September 30, 2008, and 2007, respectively.

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

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that would be required to meet future power demand in its service area. Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for 2007 amounted to $76 million.  Following the purchase of two combustion turbine facilities, these funds were applied as credits to Completed plant and are reflected on the September 30, 2008, and September 30, 2007, Balance Sheets. These funds collected for future generation were amortized to revenue in order to match revenue with the corresponding depreciation expense of the purchased assets on the Statement of Income. This revenue recognition process began when the assets were placed into service.  The reserve for future generation was not extended beyond 2007.

Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each transaction and inventory issuances are priced at the latest moving weighted average unit cost.  At September 30, 2008 and 2007, TVA had $381 million and $316 million, respectively, in fuel inventories and $347 million and $317 million, respectively, in materials and supplies inventory.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $47 million and $43 million at September 30, 2008, and 2007, respectively.

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

Property, Plant, and Equipment, and Depreciation

Additions to plant are recorded at cost, which includes direct and indirect costs and an allowance for funds used during construction (“AFUDC”).  Beginning in 2008, TVA continues to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but interest on funds invested in construction projects will be capitalized only if (1) the expected total cost of a project is $1 billion or more, and (2) the estimated construction period is at least three years.  The cost of current repairs and minor replacements is charged to operating expense. Nuclear fuel inventories, which are included in Property, plant, and equipment, are valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel is calculated on a units-of-production basis and is included in fuel expense.

TVA accounts for its properties using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired, less salvage value, is charged to accumulated depreciation.  Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets.   Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.97 percent for 2008, 2.90 percent for 2007, and 3.17 percent for 2006.  Depreciation rates by asset class are as follows:

TVA Property, Plant, and Equipment Depreciation Rates As of September 30
	2008	2007	2006
Asset Class:	(percent)
Nuclear	2.57	2.29	3.00
Coal-Fired	3.44	3.59	3.53
Hydroelectric	1.72	1.82	1.79
Combustion turbine/diesel generators	4.39	4.70	4.54
Transmission	2.74	2.53	2.57
Other	6.38	7.05	6.26

Depreciation rates are determined based on an external cost study.  TVA obtained and implemented a new study during the fourth quarter of 2008.  Rates were changed prospectively as a change in estimate.  The effect of the change in rates related to this study was a $3.3 million decrease in depreciation expense for the year ended September 30, 2008. The monthly decrease is $1.7 million, resulting in an annualized impact to depreciation expense of approximately $20 million.  Depreciation expense for the years ended September 30, 2008, 2007, and 2006, was $1,129 million, $1,048 million, and $1,090 million, respectively.  The single major reason for the reduction in depreciation expense for 2007 and 2006 was the change in the depreciation rate for Browns Ferry Nuclear Plant.  The depreciation rate change was the result of NRC granting TVA a 20-year operating license extension.  The change in the depreciation rate for the Other asset class category was due to the addition of communication-type equipment in 2007 having a depreciable life of five years.

Property, plant, and equipment also includes assets recorded under capital lease agreements which primarily consist of office facilities of $34 million and $30 million as of September 30, 2008, and 2007, respectively, and fuel fabrication and blending facilities of $34 million and $39 million as of September 30, 2008, and 2007, respectively.

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

Under the terms of an interagency agreement between TVA and DOE, DOE supplies off-specification, highly enriched uranium materials to the appropriate third party fuel processors for processing into usable fuel for TVA.  In exchange, DOE will participate to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  Over the life of the program, TVA projects that DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in future payments to DOE of as much as $251 million.  TVA anticipates these future payments could begin in 2009 and last until 2013.  TVA accrued an obligation related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  As of September 30, 2008 this obligation was $22 million.

The third party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  In accordance with the requirements of EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease,” and SFAS No. 13, “Accounting for Leases,” however, TVA recognized a capital lease asset and corresponding lease obligation related to amounts paid or payable to a third party fuel processor.  Accounting recognition of the capital lease asset and obligation recharacterization resulted from contract modifications to the preexisting fuel fabrication contract.

Investment Funds

Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 15 — Contingencies — Decommissioning Costs), asset retirement obligations (see Note 5 — Asset Retirement Trust), and the supplemental executive retirement plan (“SERP”) (see Note 14 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan).  Decommissioning funds and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with overall equity market performance.  Asset retirement funds, which are classified as trading, are invested in commingled funds designed to earn returns in line with fixed income market performance.

Other Long-Term Assets

The year-end balances of TVA’s Other long-term assets are as follows:

Other Long-Term Assets
As of September 30

	2008	2007
Loans and long-term receivables, net	$81	$79
Valuation of currency swaps	101	280
Valuation of commodity contracts	813	16
Total other long-term assets	$995	$375

TVA enters into coal contracts with volume options to protect against market prices.  The $797 million increase in Valuation of commodity contracts is related to increases in the price of this commodity.

For additional information on the components of Other long-term assets, see Note 1 — Allowance for Uncollectible Accounts, Note 10 — Overview of Accounting Treatment, Commodity Contracts, and Swaps, and Note 13 — Loans and Other Long-term Receivables.

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

TVA did not offer the DEU program after 2005.  Total sales for the program since inception have been approximately $55 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2008, and 2007, Balance Sheets.

TVA recognizes revenue as electricity is delivered to customers, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2008, approximately $32 million has been applied against power billings on a cumulative basis during the life of the program, of which over approximately $6 million was recognized as noncash revenue during each of 2008, 2007, and 2006.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division (“MLGW”), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2008, and 2007, Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2008, $490 million had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2008, 2007, and 2006.

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

TVA purchases excess liability and excess workers’ compensation liability insurance above a self-insured retention.  TVA recovers the costs of losses through power rates.  The Federal Employees’ Compensation Act governs liability to employees for service-connected injuries.

TVA purchases property insurance for certain conventional (non-nuclear) assets as well as outage insurance (business interruption) for selected conventional generating assets.  TVA also purchases liability insurance which provides coverage for its directors and officers subject to the terms and conditions of the policy.

Sale of Receivables/Loans

During 2008, TVA sold $2 million of receivables at par such that TVA did not recognize a gain or loss on the sale. These receivables were from a power customer and were related to energy conservation projects.  The proceeds from the sale of these receivables are included in the Cash Flow Statement under the caption Cash flows from investing activities.

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

Based on updating assumptions in the engineering studies annually in accordance with NRC requirements, revisions to the amount and timing of certain cash flow estimates of nuclear asset retirement obligations may be made.  TVA recognizes as incurred all obligations related to closure and removal of its nuclear units.  TVA measures the liability for closure at the present value of the weighted estimated cash flows required to satisfy the related obligation, discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued.  Earnings from decommissioning fund investments, amortization of the decommissioning regulatory asset, and interest expense on the decommissioning liability are deferred as a regulatory asset.  See Note 15 — Contingencies — Decommissioning Costs.  Beginning in 2003, TVA evaluated the nature and scope of its decommissioning policy as it relates to all electric plants.  The evaluation was used to determine the need for recognition of additional asset retirement obligations as described in SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 became effective for TVA at the beginning of 2003.  See Note 5.  On September 30, 2006, TVA began applying the guidance of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.”  See Note 5 for the effects of applying this interpretation.

Non-Nuclear Decommissioning Costs

In September 2007, the TVA Board approved the establishment of an asset retirement trust to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  TVA made a $40 million initial contribution to the asset retirement trust on September 28, 2007. TVA made an additional $40 million contribution to the asset retirement trust on September 26, 2008. As of September 30, 2008, the assets of the trust totaled $81 million.  Although the TVA Board approved contributions to the asset retirement trust in 2007 and 2008, the TVA Board did not approve funding for the trust as part of its budget and ratemaking process in relation to providing a potential funding source through rates for non-nuclear decommissioning costs until August 2008, at which time the TVA Board approved making a contribution to the trust in 2009. The funds from the asset retirement trust may be used, among other things, to pay the cost of retiring non-nuclear long-lived assets from the accumulation of assets in the trust. The costs of retiring non-nuclear long-lived assets represent the net deferred costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143 and FIN No. 47. These costs had previously been included in rates as the asset retirement obligation (“ARO”) was accreted and the asset was depreciated. In accordance with EITF 93-4, these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred. Because of the establishment of the asset retirement trust and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria. Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008. The regulatory asset initially created related to this adjustment totaled $350 million. The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense.

These future costs can be funded through a combination of investment funds already set aside in the asset retirement trust, future earnings on those investment funds, and future cash contributions to the investment funds. Through this rate action, the TVA Board has demonstrated the ability and intent to include non-nuclear retirement costs in allowable costs and in rates. Further, the TVA Board has included contributions for 2009 to the asset retirement trust fund in its 2009 budget and in the related rates. As a result, it is probable that future revenue will result from inclusion of the deferred non-nuclear asset retirement costs in allowable costs for ratemaking purposes.

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

Discounts on Sales

TVA’s DEU program (see Note 1 — Energy Prepayment Obligations) allowed customers to use cash on hand to prepay TVA for some of their power needs, providing funding to TVA and a savings to customers in the form of a discount on future purchases. The distributor customer receives a discount on a specified volume of firm energy purchased.  The supplement to the power contract specifies the discount rate (2.5 cents per kilowatt-hour), the monthly block of kilowatt-hours to which the discount applies, the number of years (term), and contingencies upon contract termination.

TVA’s largest customer, MLGW, also has a power prepayment agreement (see Note 1 — Energy Prepayment Obligations) under which it has prepaid $1.5 billion for a fixed amount of power.  TVA repays MLGW in the form of a monthly credit sufficient for MLGW to pay debt service on its prepayment bonds and receive a return on its investment.

Discounts for these programs amounted to $47 million for each of the years ended September 30, 2008, 2007, and 2006.

Allowance for Funds Used During Construction

AFUDC capitalized during the year ended September 30, 2008, was $17 million as compared with $177 million capitalized during the year ended September 30, 2007.  TVA capitalizes interest as an allowance for funds used during construction ("AFUDC"), based on the average interest rate of TVA’s outstanding debt. The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories. TVA will continue to capitalize a portion of current interest costs associated with funds invested in most nuclear fuel inventories, but since October 1, 2007, interest on funds invested in capital projects has been capitalized only for projects with (1) an expected total project cost of $1 billion or more, and (2) an estimated construction period of at least three years in duration. The adoption of this new criteria has greatly reduced the number of qualifying projects, which was approximately 800 at September 30, 2007. Only one project — Watts Bar Nuclear Plant Unit 2 — met the new AFUDC criteria during the year ended September 30, 2008. The accumulated balance of costs for qualifying projects, which is used to calculate AFUDC, averaged approximately $3 billion for the year ended September 30, 2007.  By contrast, the accumulated balance of costs for qualifying construction projects averaged approximately $81 million for the year ended September 30, 2008.

Software Costs

TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in Property, plant, and equipment on the Balance Sheet and are primarily amortized over five years.  TVA capitalized costs of $31 million in 2008 and $22 million in 2007 related to an enterprise management project.  Software costs that do not meet capitalization criteria are expensed as incurred.

Research and Development Costs

Research and development costs are expensed when incurred.  TVA’s research programs include those related to transmission technologies, emerging technologies (clean energy, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil, nuclear, and hydro), and environmental technologies.  Annual research and development costs of $21 million in 2008, and $20 million in 2007 and 2006 were expensed and included in the Statements of Income caption Operating and maintenance.

Payments In Lieu of Taxes

The TVA Act requires TVA to make payments to states and counties in which TVA conducts its power operations and in which TVA has acquired power properties previously subject to state and local taxation.  The amount of these payments is five percent of gross revenues from sales of power during the preceding year, excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.

Impairment of Assets

TVA evaluates long-lived assets for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is cancelled or deemed to have no future economic benefit, the project is written off as an asset impairment.  See Note 7.

Maintenance Costs

TVA records maintenance costs and repairs related to its property, plants, and equipment on TVA’s Statements of Income as they are incurred except for the recording of certain regulatory assets.  See Note 6.

Impact of New Accounting Standards and Interpretations

Accounting for Planned Major Maintenance Activities.  On September 8, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the American Institute of Certified Public Accountants Industry Audit Guide, “Audits of Airlines,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  The guidance in this FSP states that entities should adopt an accounting method that recognizes overhaul expenses in the appropriate period. The following accounting methods are most often employed/permitted: direct expensing method; built-in overhaul method; or deferral method.  The guidance in this FSP is applicable to entities in all industries and must be applied to the first fiscal year beginning after December 15, 2006.  TVA adopted this guidance for 2008.  Except for the recording of certain regulatory assets, TVA’s policy is to expense maintenance costs as incurred (direct expensing method).  Therefore, the adoption of this FSP did not have a material impact on TVA’s results of operations or financial position.

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

2. Nuclear Power Program

At September 30, 2008, TVA's nuclear power program consisted of seven units — six operating (commercially generating electricity) and one in the planning stages on which construction resumed in 2008.  The units are in three locations with investments in property, plant, and equipment as follows and in the status indicated:

Nuclear Production Plants
As of September 30, 2008

	Completed Plant, Net	Construction in Progress	Fuel Investment
Browns Ferry	$3,927	$150	$306
Sequoyah	1,461	94	118
Watts Bar*	5,228	250	84
Raw materials	–	–	214
Total Nuclear Production	$10,616	$494	$722

Note

* Watts Bar Unit 2 is in planning stages, and construction on it resumed in 2008.

On August 1, 2007, the TVA Board approved the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”), construction of which was halted in 1985.  Preliminary project activities began at Watts Bar Unit 2 in October 2007.  TVA began to engage in unrestricted construction activities at the end of December 2007.  The project is scheduled to be completed by 2013.

The TVA Board determined as of the end of 2001 that the values of some of its existing assets were impaired and should be reduced.  Certain nuclear assets — portions of Bellefonte Unit 1 and Unit 2 and Watts Bar Unit 2 in its entirety — were identified as assets for which the estimated cash flows expected to be provided through future rates were less than recorded book values.  Accordingly, TVA revalued certain nuclear assets — Watts Bar Unit 2 in its entirety and portions of Bellefonte Unit 1 and Unit 2 — downward by $2.2 billion and recognized an impairment loss.  During 2004, the TVA Board approved the reclassification of approximately $203 million of Bellefonte assets from Deferred nuclear generating units to Completed plant.  In July 2005, the TVA Board approved the amortization of TVA’s remaining investment in the deferred generating units at Bellefonte over a 10-year period beginning in 2006.  See Note 1 — Cost-Based Regulation.  TVA began amortizing and recovering in rates the investment of the $3.9 billion in deferred nuclear generating units at Bellefonte Nuclear Plant (“Bellefonte”) on October 1, 2005.  TVA’s Board approved canceling the unfinished Bellefonte construction project in November 2005 and the NRC approved TVA’s request to terminate the construction permits in September 2006.  See Note 6 — Deferred Nuclear Generating Units.  None of these actions interfere in any way with TVA’s ability to use the site for future projects.

In September 2005, NuStart Development LLC (“NuStart”) selected Bellefonte as one of the two sites in the country for a new advanced design nuclear plant.  NuStart is an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for new nuclear plants.  NuStart intends to seek a combined construction and operating license for the site for the new Advanced Passive 1000 reactor design by Westinghouse Electric Co.  As the license applicant, TVA submitted its combined license application to NRC for Bellefonte Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008.  If approved, the license to build and operate the plant would be issued to TVA.  The NRC will complete an evaluation of its combined construction and operating license application review schedule in December 2008 prior to making a decision as to the new schedule.  Costs related to preparation of the construction and operating license are being paid by NuStart.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.  As part of this evaluation, TVA asked the NRC in August 2008 to reinstate the construction permits for its two unfinished nuclear units also at the Bellefonte site.  Reinstating the construction permits would allow TVA to place the units in a deferred status again with the NRC and would help TVA clarify the regulatory requirements and continue to evaluate the feasibility of using Bellefonte Units 1 and 2 to meet future base-load power demand.

3. Completed Plant

Completed plant consisted of the following at September 30:

TVA Completed Plant
As of September 30

	2008			2007
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-Fired	$11,371	$5,950	$5,421	$11,093	$5,606	$5,487
Combustion turbine	1,608	614	994	1,212	555	657
Nuclear	17,598	6,982	10,616	17,514	6,551	10,963
Transmission	5,074	1,745	3,329	4,680	1,682	2,998
Hydroelectric	2,098	762	1,336	1,991	718	1,273
Other electrical plant	1,358	604	754	1,315	471	844
Subtotal	39,107	16,657	22,450	37,805	15,583	22,222

Multipurpose dams	928	316	612	962	345	617
Other stewardship	44	10	34	44	9	35
Subtotal	972	326	646	1,006	354	652

Total	$40,079	$16,983	$23,096	$38,811	$15,937	$22,874

4. Asset Acquisitions and Dispositions

New Generation

On May 9, 2008, TVA completed the purchase, as part of a bankruptcy auction process, of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility located in Southaven, Mississippi, owned by Southaven Power, LLC (“Southaven Power”).  The purchase of the facility fits with the goals of TVA’s Strategic Plan adopted by the TVA Board on May 31, 2007, to diversify its generation facilities by acquiring natural gas plants.

The purchase price of the facility included a base purchase price of $461 million and a $5 million payment to Southaven Power in connection with a termination of an operation-and-maintenance agreement held by a Southaven Power affiliate.  The aggregated purchase price of $466 million was allocated to the cost of the facility which is included in Completed plant on the Balance Sheet.

On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option to buy a portion of the Southaven facility.  SSPC bought this portion through its wholly-owned subsidiary, Seven States Southaven, LLC (“SSSL”).  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  SSPC has the ability to acquire up to a 90 percent undivided interest in the facility and may increase its ownership in the facility up to this amount on or after January 2, 2009, and not later than May 9, 2009.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided interest in the facility and operates the entire facility through April 30, 2010.  Revenues resulting from the sale of electricity generated by Southaven Power and resulting expenses related to generation are included on the income statement for the year ended September 30, 2008.

As part of the transaction, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on SSSL’s loan, with that amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  While TVA does not plan to liquidate the assets to cover the payments in the event of a buy-back, TVA believes its recourse in obtaining full interest in the assets is sufficient to cover its obligation.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of September 30, 2008, the carrying amount of the obligation was approximately $325 million.  TVA recognized the buy-back obligation as a Current portion of leaseback obligations of $13 million and a long-term Leaseback obligation of $312 million on its September 30, 2008 Balance Sheet.

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the portion of TVA’s Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates (with the exception of Monteagle Place, which includes approximately 131,979 square feet) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  Accordingly, the regulatory liability for capital lease liabilities and the property, plant, and equipment account for capital leases were adjusted in accordance with FASB Interpretation  No. 26, “Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease — an interpretation of FASB Statement No. 13.”

5. Asset Retirement Obligations

During 2008, TVA’s total asset retirement obligations (“ARO”) liability increased $129 million. The increase was comprised of $1.5 million in new AROs, $121 million in ARO accretion, and $6.5 million in non-nuclear AROs as a result of changes in estimated annual cash outflows related to certain obligations and revisions in the estimated lives of certain plants. The nuclear accretion expense of $92 million and the non-nuclear accretion expense of $29 million were deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The amount of the write-offs equaled TVA’s actual accumulated costs incurred on the projects.

Reconciliation of Asset Retirement Obligation Liability
As of September 30
	2008	2007
Balance at beginning of period	$2,189	$1,985

Changes in nuclear estimates to future cash flows	–	90
Non-nuclear additional obligations	8	1
	8	91
Add: ARO (accretion) expense
Nuclear accretion (recorded as a regulatory asset)	92	85
Non-nuclear accretion (recorded as a regulatory asset)	29	28
	121	113

Balance at end of period	$2,318	$2,189

Asset Retirement Trust. In September 2007, the TVA Board approved the establishment of the asset retirement trust (“ART”) to more effectively segregate, manage, and invest funds to help, among other things, meet future asset retirement obligations.  The purpose of the trust is to hold funds for the contemplated future retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets.  While the asset retirement trust is broad enough to assist in funding the costs of decommissioning nuclear assets, TVA’s nuclear decommissioning trust is the established means to fund the cost of decommissioning nuclear plants.  TVA made a $40 million initial contribution to the ART on September 28, 2007.  TVA made an additional $40 million contribution to the ART on September 26, 2008.  As of September 30, 2008, the assets of the trust totaled $81 million.  While similar in concept, the ART is separate from TVA's nuclear decommissioning trust fund.  TVA is not legally obligated to establish or maintain a trust for funding non-nuclear related asset retirement obligations, nor is it obligated to make any future contributions, regardless of funded status, to the ART.  Future contributions may be made at the discretion of the TVA Board.

6.  Regulatory Assets and Liabilities

Regulatory assets capitalized under the provisions of SFAS No. 71 are included in Deferred nuclear generating units and Other regulatory assets on the September 30, 2008 and 2007, Balance Sheets.  Components of Other regulatory assets include certain charges related to the closure and removal from service of nuclear generating units, debt reacquisition costs, non-nuclear decommissioning costs, deferred outage costs, deferred losses relating to TVA’s financial trading program, unrealized losses on certain swap and swaption contracts, deferred capital lease asset costs, deferred pension costs, deferred other postretirement benefit costs, and fuel cost adjustments.  All regulatory assets are probable of recovery in future revenues.  Components of Regulatory liabilities include unrealized gains on coal purchase contracts, a reserve for future generation, capital lease liabilities, and accrued in lieu of tax payments.  See Note 1 — Cost-Based Regulation and Note 2.

The year-end balances of TVA’s regulatory assets and liabilities are as follows:

TVA Regulatory Assets and Liabilities As of September 30
	2008	2007
Regulatory Assets:
Deferred other postretirement benefit costs	$157	$142
Deferred pension costs	2,120	831
Nuclear decommissioning costs	764	419
Non-nuclear decommissioning costs	349	–
Debt reacquisition costs	209	210
Deferred losses relating to TVA’s financial trading program	146	8
Unrealized loss on certain swap and swaption contracts	226	–
Deferred outage costs	139	96
Deferred capital lease asset costs	52	66
Fuel cost adjustment: long-term	4	18
Subtotal	4,166	1,790
Deferred nuclear generating units	2,738	3,130
Subtotal	6,904	4,920
Fuel cost adjustment receivable: short-term	24	132

Total	$6,928	$5,052

Regulatory Liabilities:
Unrealized gain on coal purchase contracts	$813	$16
Capital lease liability	47	67
Subtotal	860	83
Reserve for future generation	70	74
Accrued tax equivalents	40	4

Total	$970	$161

Deferred Other Postretirement Benefit Costs. With the adoption of SFAS No. 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS No. 158”) in 2007, TVA was required to measure its benefit obligations related to other postretirement benefit costs as of the year end balance sheet date.  TVA was required to recognize the funded status of the plan on the balance sheet with a corresponding offset to Accumulated Other Comprehensive Income (“AOCI”).  SFAS No. 71 defines “incurred cost” as a cost arising from cash paid out or obligation to pay for an acquired asset or service, a loss from any cause that has been sustained and has been or must be paid for.  In this case, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts otherwise charged to AOCI for these costs will be recorded as a regulatory asset since TVA has historically recovered other postretirement benefit expense in rates.  Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include other postemployment benefit (“OPEB”) costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue, if necessary, will result from inclusion of the OPEB regulatory asset in allowable costs for ratemaking purposes.

Deferred Pension Costs.  With the adoption of SFAS No. 158 in 2007, TVA was required to measure its benefit obligations related to pension benefit costs as of the year end balance sheet date.  TVA was required to recognize the funded status of the qualified pension plan on the balance sheet with a corresponding offset to AOCI.  Note 5 of SFAS No. 71 defines “incurred cost” as a cost arising from cash paid out or obligation to pay for an acquired asset or service, a loss from any cause that has been sustained and has been or must be paid for.  In this case, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts otherwise charged to AOCI for these costs will be recorded as a regulatory asset since TVA has historically recovered pension benefit expense in rates.  Through historical and current year expense and/or contributions included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue, if necessary, will result from inclusion of the pension regulatory asset in allowable costs for ratemaking purposes.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under NRC requirements and (2) recognition of changes in the liability, investment funds, and certain other deferred charges under the accounting rules for asset retirement obligations.  These future costs will be funded through a combination of investment funds already set aside by TVA, future earnings on those investment funds, and if necessary, additional TVA cash contributions to the investment funds.  See Note 1 — Investment Funds and Note 5.

Non-Nuclear Decommissioning Costs.  In September 2007, the TVA Board approved the establishment of an asset retirement trust to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  TVA made a $40 million initial contribution to the asset retirement trust on September 28, 2007.  TVA made an additional $40 million contribution to the asset retirement trust on September 26, 2008.  As of September 30, 2008, the assets of the trust totaled $81 million.  Although the TVA Board approved contributions to the asset retirement trust in 2007 and 2008, the TVA Board did not approve funding for the trust as part of its budget and ratemaking process in relation to providing a potential funding source through rates for non-nuclear decommissioning costs until August 2008, at which time the TVA Board approved making a contribution to the trust in 2009.  The funds from the asset retirement trust may be used, among other things, to pay the cost of retiring non-nuclear long-lived assets from the accumulation of assets in the trust. The costs of retiring non-nuclear long-lived assets represent the net deferred costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143 and FIN No. 47. These costs had previously been included in rates as the ARO was accreted and the asset was depreciated. In accordance with EITF 93-4, these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred. Because of the establishment of the asset retirement trust and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria. Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008. The regulatory asset initially created related to this adjustment totaled $350 million. The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense.

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

Deferred Losses Relating to TVA’s Financial Trading Program.  Deferred losses relating to TVA’s financial trading program represent unrealized gains and losses on futures and options.  The program is used to reduce TVA’s economic risk exposure associated with electricity generation, purchases, and sales.  Unrealized losses as of September 30, 2008, were approximately $146 million and as of September 30, 2007, were $8 million.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the FCA.

Swap and Swaption Transactions.  On October 1, 2007, TVA began using regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is recorded on TVA’s Balance Sheet with realized gains or losses, if any, recorded in TVA’s Income Statement.  The deferred unrealized loss on the value of swaps and swaptions was $226 million at September 30, 2008, and is included as a Regulatory asset on the September 30, 2008, Balance Sheet.

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  See Note 2.  Nuclear refueling outage and maintenance costs already incurred are deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  The balance of deferred outage costs at September 30, 2008, and 2007, were $139 million and $96 million, respectively.

Deferred Capital Lease Asset Costs.  Deferred capital lease asset costs represent the difference between FERC’s Uniform System of Accounts model balances recovered in rates and the SFAS No. 13, “Accounting for Leases,” model balances.  Under the Uniform System of Accounts, TVA recognizes the initial capital lease asset and liability at inception of the lease in accordance with SFAS No. 13; however, the annual expense under the Uniform System of Accounts is equal to the annual lease payments, which differs from SFAS No. 13 accounting treatment.  This practice results in TVA’s capital lease asset balances being higher than they otherwise would have been under the SFAS No. 13 model, with the difference representing a regulatory asset related to each capital lease.  These costs are being amortized over the respective lease terms as lease payments are made.

Fuel Cost Adjustment.  On July 28, 2006, the TVA Board approved the FCA to be applied quarterly as a mechanism to adjust TVA's rates to reflect changing fuel and purchased power costs beginning in 2007.  As of September 30, 2008, TVA had recognized a regulatory asset of $28 million, including $24 million classified as a receivable representing deferred power costs to be recovered through the FCA adjustments in future periods.  To more closely reflect the cash flows related to the collection of the FCA, TVA recorded $24 million in accounts receivable and the remaining balance of $4 million in regulatory assets.

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

Regulatory liabilities accounted for under the provisions of SFAS No. 71 consist of mark-to-market valuation gains on coal purchase contracts, capital leases, accrued tax equivalents, and reserve for future generation.

Unrealized Gains on Coal Purchase Contracts. Unrealized gains on coal purchase contracts represent the estimated unrealized gains related to the mark-to-market valuation of coal purchase contracts. Under the accounting rules contained in SFAS No. 133, as amended, these contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the FCA.  TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2017.  See Note 10.

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

Reserve for Future Generation. During 2007, TVA collected $76 million in rates intended to fund future generation based on the need for additional generating capacity that would be required to meet future power demand in its service area.  Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability. Once generating capacity is acquired, funds in the reserve account are to be reclassified from a regulatory liability to completed plant. In December 2006, TVA purchased two combustion turbine facilities for a combined purchase price of $98 million. One facility is a 659-megawatt summer net capability, dual-fuel combustion turbine facility and includes certain related transmission facilities. The second facility is a 519-megawatt summer capability, natural gas-fired combustion turbine facility. The 519-megawatt summer net capability facility was available for commercial operation in January 2007, and the 659-megawatt summer net capability facility was available for commercial operation in May 2007. During 2008, depreciation related to the 519-megawatt summer capability facility was $0.9 million and depreciation related to the 659-megawatt summer net capability facility was $3 million. TVA also recognized revenue of nearly $4 million during 2008 consistent with the manner in which the related assets are being depreciated.  The balance of the reserve for future generation was $70 million at September 30, 2008.  See Note 1 — Reserve for Future Generation.

Accrued Tax Equivalents.  The FCA structure approved by the TVA Board in 2007 included a provision related to the current funding of the future expense TVA will incur for tax equivalent payments.  As TVA records the fuel cost adjustment, the percent of the calculation that relates to a future liability for tax equivalent payments is recorded as a regulatory liability.  The resulting liability of $40 million at September 30, 2008, and $4 million at September 30, 2007, is included in Accounts payable on the respective Balance Sheets.

7. Asset Impairment

During 2008 and 2007, TVA recognized a total of $9 million and $21 million, respectively, in impairment losses related to its Property, plant, and equipment.  The $9 million Loss on asset impairment in 2008 included a $4 million write-off due to project and technology changes from a wet scrubber to a dry scrubber at John Sevier Fossil Plant.  The Loss on asset impairment also included a $4 million write-off of limestone grinding equipment purchased for the Bull Run Fossil Plant when the decision was made to purchase limestone in the pre-ground state, as well as approximately $1 million in write-offs of other Construction Work in Progress assets.  The $21 million Loss on asset impairment in 2007 included a $17 million write-off of a scrubber project at TVA’s Colbert Fossil Plant (“Colbert”) and write-downs of $4 million related to other Construction in progress assets.

8.  Variable Interest Entities

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN No. 46R”), TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw Generation Limited Partnership.  As a result, TVA was unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw Generation Limited Partnership’s balance sheet, results of operations, and cash flows for the year ended September 30, 2008.  Power purchases for 2008 under the agreement amounted to $118 million, and the remaining financial commitment under this agreement is $6.7 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.
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

In 1959, Congress also passed legislation that required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Facility Appropriation Investment until an additional $1 billion of the Power Facility Appropriation Investment has been repaid.  Of this $1 billion amount, $110 million remained unpaid at September 30, 2008.  Once the additional $1 billion of the Power Facility Appropriation Investment has been repaid, the TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining Power Facility Appropriation Investment.  The remaining Power Facility Appropriation Investment will be $258 million if TVA receives no additional appropriations from Congress for its power program.

The table below summarizes TVA's activities related to appropriated funds.

Appropriations Activity
As of September 30

	Power Facility Appropriation Investment	Stewardship Program Appropriations	Total Appropriation Investment

Appropriation Investment at September 30, 2006	$408	$4,355	$4,763
Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2007	388	4,355	4,743

Less repayments to the U.S. Treasury	(20)	–	(20)
Appropriation Investment at September 30, 2008	$368	$4,355	$4,723

Payments to the U.S. Treasury

TVA paid $20 million each year for 2008, 2007, and 2006 as a repayment of the Power Facility Appropriation Investment.  In addition, TVA paid the U.S. Treasury $20 million in 2008, $20 million in 2007, and $18 million in 2006 as a return on the Power Facility Appropriation Investment.  The amount of the return on the Power Facility Appropriation Investment is based on the Power Facility Appropriation Investment balance as of the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations as of the same date.  The interest rates payable by TVA on the Power Facility Appropriation Investment were 4.90 percent, 4.87 percent, and 4.24 percent for 2008, 2007, and 2006, respectively.

Accumulated Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income or loss to reflect changes in capital that result from transactions and economic events from nonowner sources.  The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments (see Note 10).  The Accumulated other comprehensive income  (loss) as of September 30, 2008, 2007, and 2006, was $(37) million, $(19) million, and $43 million, respectively.

Total Other Comprehensive Income (Loss) Activity As of September 30
Accumulated other comprehensive income, September 30, 2005	$27

Changes in fair value:
Inflation swap	(11)
Foreign currency swaps 1	27
Accumulated other comprehensive income, September 30, 2006	43

Changes in fair value:
Inflation swap	9
Foreign currency swaps 1	(71)
Accumulated other comprehensive loss, September 30, 2007	(19)

Changes in fair value:
Foreign currency swaps 1	(18)

Accumulated other comprehensive loss, September 30, 2008	$(37)

Notes
(1)	Foreign currency swap changes are shown net of reclassifications from Other comprehensive income to earnings.

TVA records exchange rate gains and losses on debt in earnings and marks its currency swap assets to market through other comprehensive income.  TVA then reclassifies an amount out of other comprehensive income into earnings, offsetting the earnings gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income resulted in a charge to earnings of $161 million in 2008, an increase to earnings of $104 million in 2007, and an increase to earnings of $143 million in 2006.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, resulted in a net effect on earnings of zero for 2008, 2007, and 2006.  Due to the number of variables affecting the future gains/losses on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive income to earnings in future years.

Unrealized Losses on Swap/Swaption Contracts

In the first quarter of 2008, TVA began using regulatory accounting treatment to defer the unrealized mark-to-market gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is still recorded on TVA’s balance sheet with realized gains or losses on these contracts recorded in TVA's income statement.  The deferred unrealized loss on the value of the swaps and swaption was $226 million for 2008 and is included as a Regulatory asset on the September 30, 2008, Balance Sheet.  See Swap and Swaption Transactions in Note 6.

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

Summary of Derivative Instruments That Receive Hedge Accounting Treatment
At September 30, 2008

Derivative Hedging Instrument	Hedged Item	Purpose of Hedge Transaction	Type of Hedge	Accounting for Derivative Hedging Instrument	Accounting for the Hedged Item

Currency Swaps	Anticipated payment denominated in a foreign currency	To protect against changes in cash flows caused by changes in foreign-currency exchange rates	Cash Flow	Cumulative unrealized gains and losses are recorded in Other comprehensive income and reclassified to earnings to the extent they are offset by cumulative gains and losses on the hedged transaction.	No adjustment is made to the basis of the hedged item.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
At September 30, 2008

Derivative Type	Purpose of Derivative	Accounting for Derivative Instrument

Swaption	To protect against decreases in value of the embedded call	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.

Interest Rate Swaps	To fix short-term debt variable rate to a fixed rate	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.

Coal Contracts with Volume Options	To protect against fluctuations in market prices of the item to be purchased	Gains and losses are recorded as regulatory assets or liabilities until settlement at which time they are recognized in fuel and purchased power expense.

Futures and Options on Futures	To protect against fluctuations in the price of the item to be purchased	Realized gains and losses are recorded in earnings as purchased power expense; unrealized gains and losses are recorded as a regulatory asset/liability.

TVA has recorded the following amounts for its derivative financial instruments described in the tables above:

Mark-to-Market Values of TVA Derivatives
At September 30

	2008 Balance	2008 Balance Sheet Presentation	2007 Balance	2007 Balance Sheet Presentation	2008 Notional Amount	Year of Expiration
Currency swaps:
Sterling	$2	Other long-term assets	$63	Other long-term assets	£200 million	2021
Sterling	72	Other long-term assets	148	Other long-term assets	£250 million	2032
Sterling	27	Other long-term assets	69	Other long-term assets	£150 million	2043

Swaption
$1 billion notional	(416)	Other liabilities	(269)	Other liabilities	$1 billion	2042

Interest rate swaps:
$476 million notional	(188)	Other liabilities	(115)	Other liabilities	$476 million	2044
$28 million notional	(5)	Other liabilities	(3)	Other liabilities	$28 million	2022
$14 million notional	(2)	Other liabilities	(1)	Other liabilities	$14 million	2022
Coal contracts with volume options	813	Other long-term assets	16	Other long-term assets	37 million tons	2011

Futures and options on futures:
Margin cash account*	25	Inventories and other, net	18	Inventories and other, net	89,810,000 mmBtu	2009
Unrealized losses	(146)	Other regulatory assets	(8)	Other regulatory assets	–	–

Note

*
In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Program Activity table.

Swaps

To hedge certain market risks to which TVA is subject, TVA has entered into three currency swaps which were still outstanding at September 30, 2008.  Additionally, TVA was a party to an inflation swap which expired during 2007.  Following is a discussion of these swaps as well as a discussion of the hedge accounting treatment that these swaps receive.

Currency Swaps.  TVA entered into currency swap contracts during 2003, 2001, and 1999 as hedges for sterling-denominated Bond transactions in which TVA issued £150 million, £250 million, and £200 million of Bonds, respectively.  The overall effective cost to TVA of these Bonds and the associated swaps was 4.96 percent, 6.59 percent, and 5.81 percent, respectively.  Any gains or losses on the Bonds due to the foreign currency transactions are offset by losses or gains on the swap contracts.  At September 30, 2008 and 2007, the currency transactions had resulted in net exchange losses of $138 million and of $299 million, respectively, which are included in Long-term debt, net.  However, the net exchange losses were offset by corresponding gains on the swap contracts, which are reported as a deferred asset.

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

Swaptions and Related Interest Rate Swaps

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

In February 2004, the counterparty to the 2003B Swaption transaction exercised its option to enter into a swap with TVA, effective April 10, 2004, requiring TVA to make fixed rate payments to the counterparty of 6.875 percent and the counterparty to make floating payments to TVA based on London Interbank Offered Rate (“LIBOR”).  These payments are based on a notional principal amount of $476 million, and the parties began making these payments on June 15, 2004.

In February 2008, the counterparty to the 2005 Swaption transactions exercised its options to enter into swaps with TVA, effective March 11, 2008.  Under the swaps, TVA is required to make fixed rate payments to the counterparty at 6.125 percent and the counterparty is required to make floating payments to TVA based on LIBOR.  These payments are based on a combined notional amount of $41.7 million and began on April 15, 2008.

The 2003A Swaption was recorded in Other liabilities on the September 30, 2008, and 2007, Balance Sheets and was designated as a hedge of future changes in the fair value of the original call provision.  Under SFAS No. 133, as amended, TVA records the changes in market value of both the swaption and the embedded call.  These values historically have been highly correlated; however, to the extent that the values do not perfectly offset, any differences will be recognized currently through earnings.  In the third quarter of 2006, the hedge related to the 2003A Swaption ceased to be effective and continued to be ineffective during the fourth quarter of 2007 from an accounting perspective.

On October 1, 2007, TVA began using regulatory accounting treatment to defer the mark-to-market gains and losses on these swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions settle.  The value of the swap and swaption contracts is recorded on TVA’s balance sheet with realized gains or losses, if any, recorded in TVA’s income statement.

For the year-ended September 30, 2008, the changes in market value resulted in a deferred unrealized loss on the value of swaps and swaptions of $226 million and is included as a regulatory asset on the September 30, 2008, balance sheet.  For the year ended September 30, 2007, the changes in market value resulted in an unrealized gain of $41 million, which was recognized in earnings.

Commodity Contracts

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities including coal, natural gas, and electricity.  TVA expects to take or make delivery, as appropriate, under these forward contracts.  Accordingly, these contracts qualify for normal purchases and normal sales accounting under SFAS No. 133, as amended.  As of September 30, 2008, TVA did not have derivative contracts related to the purchase of electricity.

Coal Contracts with Volume Options

TVA enters into certain coal supply contracts that require delivery of a contractual quantity of coal (base tons) at contract prices.  Certain coal contracts also contain options that permit TVA to either increase or reduce the amounts of coal delivered within contract guidelines. Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis in accordance with SFAS No. 133.

At September 30, 2008, TVA had 10 coal contracts containing volume optionality and had an approximate net market value of $813 million, which TVA deferred as a regulatory asset/liability.  TVA will continue to defer all unrealized gains or losses related to the exercise of these options and record only realized gains or losses as fossil fuel expense at the time the commodity is consumed.

At September 30, 2007, TVA had 15 coal contracts containing volume optionality and had an approximate net market value of $16 million, which TVA deferred as a regulatory asset/liability.  TVA will continue to defer all unrealized gains or losses related to the exercise of these options and record only realized gains or losses as fossil fuel expense at the time the commodity is consumed.

Coal Contracts with Volume Options At September 30

	2008			2007
	Number of Contracts	Notional Amount (in Tons)	Total Contract Value (in millions)	Number of Contracts	Notional Amount (in Tons)	Total Contract Value (in millions)

Coal Contracts with Volume Options	10	37 million	$ 813	15	103 million	$ 16

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

Futures and Options Activity
At September 30

	2008		2007
	Notional Amount	Contract Value	Notional Amount	Contract Value
	(in mmBtu)	(in millions)	(in mmBtu)	(in millions)
Futures contracts
Financial positions, beginning of period, net	16,230,000	$131	4,290,000	$35
Purchased	46,540,000	419	52,780,000	403
Settled	(41,870,000)	(390)	(40,840,000)	(273)
Realized gains (losses)	–	22	–	(34)
Net positions-long	20,900,000	182	16,230,000	131

Swap futures
Financial positions, beginning of period, net	1,970,000	12	1,822,500	11
Fixed portion	92,090,200	900	17,007,500	120
Floating portion - realized	(23,550,200)	(222)	(16,860,000)	(108)
Realized (losses)	–	(3)	–	(11)
Net positions-long	70,510,000	687	1,970,000	12

Option contracts
Financial positions, beginning of period, net	5,600,000	1	–	–
Calls purchased	3,550,000	1	2,900,000	2
Puts sold	(5,150,000)	(2)	2,900,000	(1)
Positions closed or expired	(5,600,000)	(8)	(200,000)	–
Net positions-long	(1,600,000)	(8)	5,600,000	1

Holding (losses)/gains
Unrealized (losses) at beginning of period, net	–	(8)	–	(6)
Unrealized (losses) for the period	–	(138)	–	(2)
Unrealized (losses) at end of period, net	–	(146)	–	(8)

Financial positions at end of period, net	89,810,000	$715	23,800,000	$136

At September 30, 2008, TVA had derivative positions outstanding under the program equivalent to about 3,154 natural gas contracts, made up of 2,090 futures contracts, 904 swap futures contracts, and 160 options contracts with an approximate net market value of $715 million.  For the year ended September 30, 2008, TVA recognized realized gains of $11 million, which were recorded as a decrease to purchased power expense.  Unrealized losses at the end of the year were $146 million, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

At September 30, 2007, TVA had derivative positions outstanding under the program equivalent to about 2,971 natural gas contracts, made up of 1,623 futures contracts, 788 swap futures contracts, and 560 options contracts with an approximate net market value of $136 million.  For the year ended September 30, 2007, TVA recognized realized losses of $45 million, which were recorded as an increase to purchased power expense.  Unrealized losses at the end of the year were $8 million, which TVA deferred as a regulatory asset in accordance with the FCA rate mechanism.  TVA will continue to defer all financial trading program unrealized gains or losses and record only realized gains or losses as purchased power costs at the time the derivative instruments are settled.

Natural Gas Positions Outstanding At September 30

		2008			2007
	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)	Number of Contracts	Notional Amount per Contract (in mmBtu)	Total Notional Amount (in mmBtu)

Natural gas futures	2,090	10,000	20,900,000	1,623	10,000	16,230,000

Natural gas swaps
Bilateral swaps (daily)	551	9,274	5,110,000	–	–	–
Bilateral swaps (monthly)	353	185,269	65,400,000	788	2,500	1,970,000
Subtotal	904		70,510,000	788		1,970,000

Natural gas options
Bilateral options	–	10,000	–	–	–	–
Exchange traded options	160	–	(1,600,000)	560	10,000	5,600,000
Subtotal	160	10,000	(1,600,000	560		5,600,000

Total	3,154		89,810,000	2,971		23,800,000

Concentration of Credit Risk

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

Seven customers, which represented approximately 36 percent and 37 percent of TVA’s total power sales in 2008 and 2007, respectively, purchased power from TVA under contracts that require either five or 10 years’ notice to terminate.  Six of these are municipal and cooperative distributor customers, who were assigned investment grade (public or internally rated) credit ratings.  Sales to the seventh customer, USEC, which was previously mentioned, represented 5.3 percent of TVA’s total operating revenues in 2008.  USEC’s senior unsecured credit ratings are currently “CCC” with Standard & Poor’s and ‘Caa2’ with Moody’s Investors Service.  As a result of USEC’s credit ratings, the company has provided credit assurance to TVA, per the terms of its power contract.  Outstanding accounts receivable for the top seven customers at September 30, 2008, were $554 million, or 40 percent of total outstanding accounts receivable, and at September 30, 2007, were $567 million, or 40 percent of total outstanding accounts receivable.

11. Debt

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  At September 30, 2008, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”).  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

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

Because TVA’s lease payments under its leaseback transactions are considered costs of operating, maintaining, and administering its power properties, those payments have priority over TVA’s payments on the Bonds.  See Note 13 — Leaseback Obligations.  Once Net Power Proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the United States Treasury required by the TVA Act in repayment of and as a return on the Power Facility Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

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

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding in the public market as of September 30, 2008, 2007, and 2006, were 1.26 percent, 4.74 percent, and 5.21 percent, respectively.  During 2008, 2007, and 2006, the maximum outstanding balances of TVA short-term borrowings held by the public were $1.6 billion, $2.8 billion, and $2.8 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $767 million (3.71 percent), $2.3 billion (5.17 percent), and $2.0 billion (4.47 percent), respectively.

TVA also has access to a financing arrangement with the U.S. Treasury whereby the U.S. Treasury is authorized to accept interim obligations with maturities of one year or less in an aggregate amount outstanding not to exceed $150 million.  TVA may draw any portion of the authorized $150 million during the year.  Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less.  During 2008, 2007, and 2006, the daily average amounts outstanding (and average interest rates) were approximately $74 million (3.02 percent), $132 million

(5.07 percent), and $131 million (4.33 percent), respectively.  In 2009, TVA and the U.S. Treasury replaced the $150 million note under which TVA previously borrowed from the U.S. Treasury with a memorandum of understanding under which TVA will have a $150 million credit facility.  There are no fees other than interest on borrowings under the credit facility. TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.

TVA has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1.25 billion facility that matures on May 13, 2009, and the other of which is a $1 billion facility that matures on November 9, 2009.  See Note 18 — Credit Facility Agreements.  The interest rate on any borrowing under these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.25 billion against which TVA has not borrowed.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings under the facilities at September 30, 2008.  TVA anticipates renewing each credit facility from time to time.

Put and Call Options

Bond issues of $2.1 billion held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices ranging from 100 percent to 106 percent of the principal amount.  Fifty-eight Bond issues totaling $910 million, with maturity dates ranging from 2009 to 2028, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  There is no accounting difference between a “survivor’s option” put and a “regular” put on any TVA put Bond.

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

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate on the bonds.  The expected reset rate is calculated using forward rates and the fixed spread for each Bond issue as noted above.  If the expected reset rate is less than the coupon on the Bond, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2008, the expected reset rate was higher than the current coupon on each issue of PARRS; therefore, the par amount outstanding is classified as long-term debt.

The 1998 Series D PARRS issue totals $350 million, matures in June 2028, and had its first reset date in June 2003.  The rate reset to 5.95 percent from 6.75 percent in June 2003, at which time $23 million of the original $575 million of 1998 Series D PARRS were redeemed at par. The rate reset again to 5.49 percent from 5.95 percent in June 2005, at which time $86 million of the 1998 Series D PARRS were redeemed at par.  The rate reset once more to 5.46 percent from 5.49 percent in June 2008, at which time $108 million of the 1998 Series D PARRS were redeemed at par.  The 1999 Series A PARRS issue totals $298 million, matures in May 2029, and had its first rate reset date in May 2004.  The rate reset in May 2004 to 5.62 percent from 6.50 percent, and $115 million of the original $525 million of 1999 Series A PARRS were redeemed at par.  The rate reset again to 5.17 percent from 5.62 percent in May 2008, at which time $102 million of the 1999 Series A PARRS were redeemed at par.

Debt Securities Activity

The table below summarizes TVA’s Bond activity for the period from October 1, 2006, to September 30, 2008.

Debt Securities Activity from October 1, 2006, to September 30, 2008

	Principal Amount
Redemptions/Maturities:	2008	2007
electronotes®
First quarter	$–	$2
Second quarter	197	5
Third quarter	115	5
Fourth quarter	–	1
1998 Series D	7	–
1999 Series A	10	–
1999 Series A	102	–
1998 Series D	108	–
1997 Series E	100	–
2003 Series C	50	–
2001 Series D	–	75
1997 Series A	–	382
Total	$689	$470

Issues:
electronotes®
First quarter	$41	$9
Second quarter	61	19
Third quarter	3	8
Fourth quarter	–	4
2008 Series A	500	–
2008 Series B	1,000	–
2008 Series C	500	–
2007 Series A	–	1,000
Total	$2,105	$1,040

Debt Outstanding

Debt outstanding at September 30, 2008, consisted of the following:

Short-Term Debt
As of September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2008 Par Amount	2007 Par Amount

Discount Notes (net of discount)				$185	$1,422
Current maturities of long-term debt:
88059TBQ3	01/15/2008	01/15/2004	3.05%	–	10
88059TBS9	01/15/2008	01/15/2004	3.30%	–	40
88059TCB5	05/15/2008	05/15/2004	2.45%	–	40
880591DB5	11/13/2008		5.38%	2,000	–
88059TCW9	03/15/2009	03/15/2005	3.20%	30	–
Current maturities of long-term debt				2,030	90

Total debt due within one year, net				$2,215	$1,512

Long-Term Debt  1
As of September 30

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2008 Par Amount	2007 Par Amount

880591DB5	11/13/2008		5.375%	–	2,000
88059TCW9	03/15/2009	03/15/2005	3.200%	–	30
Maturing in 2009				–	2,030

880591DP3	04/15/2010	04/15/2007	5.125%	–	21
88059TDD0	06/15/2010	06/15/2006	4.125%	–	41
Maturing in 2010				–	62

880591DN9	01/18/2011		5.625%	1,000	1,000
88059TDQ1	05/15/2011	05/15/2007	5.250%	–	6
88059TDR9	06/15/2011	06/15/2007	5.250%	–	9
Maturing in 2011				1,000	1,015

880591DL3	05/23/2012		7.140%	29	29
880591DT6	05/23/2012		6.790%	1,486	1,486
88059TBH3	09/15/2012	09/15/2004	4.375%	–	10
Maturing in 2012				1,515	1,525

880591CW0	03/15/2013		6.000%	1,359	1,359
88059TBR1	01/15/2013	01/15/2005	4.375%	14	14
88059TBW0	03/15/2013	03/15/2005	4.000%	22	23
88059TBX8	03/15/2013	03/15/2004	4.250%	12	12
88059TCD1	06/15/2013	06/15/2004	3.500%	12	12
880591DW9	08/01/2013		4.750%	940	990
88059TCF6	07/15/2013	07/15/2005	4.350%	17	17
88059TDS7	07/15/2013	07/15/2008	5.625%	9	9
88059TEG2	04/15/2013	07/15/2009	3.500%	3	–
Maturing in 2013				2,388	2,436

88059TCL3	10/15/2013	10/15/2005	4.500%	12	12
88059TCQ2	12/15/2013	12/15/2005	4.700%	8	8
88059TDX6	02/15/2014	02/15/2008	5.250%	–	7
88059TDZ1	04/15/2014	04/15/2008	5.000%	4	4
Maturing in 2014				24	31

88059TDE8	07/15/2015	07/15/2007	4.500%	6	7
88059TBY6	04/15/2015	04/15/2005	4.600%	20	20
88059TBJ9	10/15/2014	10/15/2004	4.600%	21	21
88059TCH2	08/15/2015	08/15/2005	5.125%	33	34
88059TDB4	04/15/2015	04/15/2007	5.000%	49	50
88059TBN0	12/15/2014	12/15/2004	5.000%	54	54
880591DY5	06/15/2015		4.375%	1,000	1,000
880591ED9	11/15/2014	11/15/2008	4.800%	17	–
Maturing in 2015				1,200	1,186

88050TBK6	10/15/2015	10/15/2005	5.050%	19	19
88059TDH1	10/15/2015	10/15/2007	5.000%	27	27
88059TBL4	11/15/2015	11/15/2005	4.800%	26	26
88059TCR0	12/15/2015	12/15/2005	4.875%	11	11
88059TDK4	12/15/2015	12/15/2006	5.375%	–	10
88059TBU4	02/15/2016	02/15/2006	4.550%	8	8
88059TCV1	02/15/2016	02/15/2006	4.500%	3	3
88059TDN8	03/15/2016	03/15/2008	5.375%	–	8
88059TCC3	06/15/2016	06/15/2006	3.875%	3	3
88059TDT5	08/15/2016	08/15/2007	5.625%	–	4
88059TCJ8	09/15/2016	09/15/2006	4.950%	11	11
88059TDU2	09/15/2016	09/15/2007	5.375%	14	14
880591DS8	12/15/2016		4.875%	524	524
88059TCS8	01/15/2017	01/15/2007	5.000%	28	28
88059TDW8	01/15/2017	01/15/2008	5.250%	6	6
88059TEA5	06/15/2017	06/15/2008	5.500%	4	4
880591EA6	07/18/2017		5.500%	1,000	1,000
88059TEB3	09/15/2017	09/15/2009	5.000%	4	4

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate		2008 Par Amount	2007 Par Amount

880591CU4	12/15/2017		6.250%		650	750
88059TCA7	05/15/2018	05/15/2004	4.750%		24	24
88059TCE9	07/15/2018	07/15/2004	4.700%		34	35
88059TCN9	11/15/2018	11/15/2006	5.125%		18	18
88059TEF4	03/15/2018	03/15/2010	4.500%		25	–
880591EC2	04/01/2018		4.500%		1,000	–
88059TCT6	01/15/2019	01/15/2005	5.000%		27	28
88059TCX7	03/15/2019	03/15/2007	4.500%		12	12
88059TDF5	08/15/2020	08/15/2008	5.000%		10	10
88059TDG3	09/15/2020	09/15/2008	4.800%		3	3
88059TDJ7	11/15/2020	11/15/2008	5.500%		11	11
88059TDL2	01/18/2021	01/15/2009	5.125%		5	5
880591DC3	06/07/2021		5.805	% 2	356	409
88859TAN1	12/15/2021	12/15/2005	6.000%		–	25
88059TAR2	01/15/2022	01/15/2006	6.125%		–	28
88059TDY4	03/15/2022	03/15/2008	5.375%		6	6
88059TAX9	04/15/2022	04/15/2006	6.125%		–	13
88059TBE0	08/15/2022	08/15/2006	5.500%		–	28
88059TBM2	11/15/2022	11/15/2006	5.000%		10	11
88059TBP5	12/15/2022	12/15/2006	5.000%		19	19
88059TEC1	10/15/2022	10/15/2008	5.500%		25	–
88059TBT7	01/15/2023	01/15/2007	5.000%		10	11
88059TBV2	02/15/2023	02/15/2007	5.000%		16	16
88059TBZ3	05/15/2023	05/15/2004	5.125%		14	14
88059TCK5	10/15/2023	10/15/2007	5.200%		13	14
88059TCP4	11/15/2023	11/15/2004	5.250%		11	12
88059TCU3	02/15/2024	02/15/2008	5.125%		8	9
88059TCY5	04/15/2024	04/15/2005	5.375%		14	14
88059TCZ2	02/15/2025	02/15/2006	5.000%		18	18
88059TDA6	03/15/2025	03/15/2009	5.000%		6	6
88059TDC2	05/15/2025	05/15/2009	5.125%		13	14
880591CJ9	11/01/2025		6.750%		1,350	1,350
88059TDM0	02/15/2026	02/15/2010	5.500%		6	7
88059TDV0	10/15/2026	10/15/2010	5.500%		9	9
8805913003	06/01/2028		5.490%		350	466
88059TEE7	01/15/2028	01/15/2012	4.375%		36	–
8805914093	05/01/2029		5.618%		298	410
880591DM1	05/01/2030		7.125%		1,000	1,000
880591DP4	06/07/2032		6.587	% 2	445	512
880591DV1	07/15/2033		4.700%		472	472
880591DX7	06/15/2035		4.650%		436	436
880591CK6	04/01/2036		5.980%		121	121
880591CS9	04/01/2036		5.880%		1,500	1,500
880591CP5	01/15/2038		6.150%		1,000	1,000
880591ED0	06/15/2038		5.500%		500	–
880591BL5	04/15/2042	04/15/2012	8.250%		1,000	1,000
880591DU3	06/07/2043		4.962	% 2	267	307
880591CF7	07/15/2045	07/15/2020	6.235%		140	140
880591EB4	01/15/2048		4.875%		500	–
880591DZ2	04/01/2056		5.375%		1,000	1,000
Maturing 2016-2056					14,476	13,003
Subtotal					20,603	21,288
Unamortized discounts, premiums, and other					(199)	(189)
Total long-term debt, net					$20,404	$21,099

Notes

(1)	The above table includes net exchange losses from currency transactions of $138 million and $299 million at September 30, 2008 and 2007, respectively.

(2)	The coupon rate represents TVA’s effective interest rate.
(3)	TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions. See Note 11 — Put and Call Options.

12. Supplemental Cash Flow Information

Interest paid was $1,372 million in 2008, $1,425 million in 2007, and $1,422 million in 2006.  These amounts differ from interest expense due to the timing of payments and interest capitalized of $17 million in 2008, $177 million in 2007, and $163 million in 2006 as a part of major capital expenditures.

In 2006 TVA had non-cash activity resulting from financing transactions of $13 million related to a gain on the repurchase of Bonds.  There were no major non-cash investing or financing activities for 2007 or 2008.

Cash flows from futures contracts, forward contracts, option contracts, or swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

13.  Fair Value of Financial Instruments

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at September 30, 2008, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments at September 30 are as follows:

Estimated Values of Financial Instruments As of September 30
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$213	$213	$165	$165
Restricted cash and investments	106	106	150	150
Investment funds	956	956	1,169	1,169
Loans and other long-term receivables	81	81	79	79
Short-term debt, net of discount	185	185	1,422	1,422
Long-term debt (including current portion), net of discount	22,434	23,851	21,189	22,453
Leaseback obligations	1,353	1,353	1,072	1,072

Cash and Cash Equivalents, Short-Term Investments, and Short-Term Debt

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

Restricted Cash and Investments

Because of the short-term maturity of these instruments, the carrying amount approximates fair value.

Investment Funds

Information on investments by major type at September 30 is as follows:

TVA Investments By Type
As of September 30

	2008	2007
Securities held as trading	$951	$1,162
Other	5	7
Total investment funds	$956	$1,169

Gains and losses on trading securities are recognized in current earnings.  The gains and losses on the nuclear decommissioning trust and the ART are subsequently reclassified to a regulatory asset account in accordance with TVA’s regulatory accounting policy.  The nuclear decommissioning trust had unrealized losses of $184 million in 2008, unrealized gains of $80 million in 2007, and unrealized losses of $24 million in 2006.  The ART had no unrealized gains or losses during 2008 or 2007.  The nuclear decommissioning trust was composed of 1,601 security and fund positions as of September 30, 2008.  The ART was composed of three fund positions as of September 30, 2008.

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

Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units.  TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software in 2003.  Due to TVA’s continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds of $1,334 million as financing obligations as required in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” and SFAS No. 98, “Accounting for Leases.”  Accordingly, the outstanding leaseback obligations of $1,029 million at September 30, 2008, and $1,072 million at September 30, 2007, are included in Current portion of leaseback obligations ($41 million and $43 million, respectively) and Leaseback obligations ($987 million and $1,029 million, respectively) in TVA’s 2008 and 2007 year-end Balance Sheets.

On September 30, 2008, TVA received $325 million in proceeds by entering into a leaseback transaction for the Southaven facility with Seven States Power Corporation.  Due to the nature of the transaction, the carrying amount of the obligation and the fair market value are equal.  The outstanding Southaven obligation of $325 million at September 30, 2008 is included in Current portion of leaseback obligations ($13 million) and leaseback obligations ($312 million) in TVA’s 2008 year-end Balance Sheet.

At September 30, 2008 and 2007, the total balances of the leaseback obligations were $1,353 million and $1,072 million, respectively.

14. Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, an unfunded postretirement health care plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, other postemployment benefits such as workers’ compensation, and a supplemental executive retirement plan.  Following are discussions of each of these plans as well as discussions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Overview of Plans and Benefits

Defined Benefit Pension Plan.  TVA sponsors a defined benefit plan for most of its full-time employees that provides two benefit structures: the Original Benefit Structure and the Cash Balance Benefit Structure.

•
Original Benefit Structure.  The pension benefit for a member participating in the Original Benefit Structure is based on the member’s creditable service, the member’s average monthly salary for the highest three consecutive years of base pay, and a pension factor based on the member’s age and years of service, less a Social Security offset.

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age.  A member’s account receives credits each pay period equal to 6.00 percent of his or her straight-time earnings.  The account also receives monthly interest credits at a rate set at the beginning of each year equal to the change in the Consumer Price Index (“CPI”) plus 3.00 percent, with the provision that the rate may not be less than 6.00 percent or more than 10.00 percent.  The actual changes in the CPI for 2008 and 2007 were 3.00 percent and 3.43 percent, which resulted in interest rates of 6.00 percent and 6.43 percent, respectively.

Members of both the Original Benefit Structure and the Cash Balance Benefit Structure can also become eligible for a vested supplemental pension benefit based on age and years of service, which is designed to help retirees offset the cost of medical insurance.

The defined benefit pension plan is administered by a separate legal entity, the TVA Retirement System (“TVARS”), which is governed by its own board of directors (“TVARS Board”).  Upon notification by the TVARS Board of a recommended contribution for the next fiscal year, TVA determines whether to make the recommended contribution or any contribution that may be required by the rules and regulations of TVARS.

Defined Contribution Plan. TVARS also administers a defined contribution 401(k) plan to which TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of annual pay) for members participating in the Original Benefit Structure and of 75 cents on the dollar (up to 4.5 percent of annual pay) for members participating in the Cash Balance Benefit Structure. TVA made matching contributions of about $21 million to the plan during 2008, $21 million during 2007, and $19 million during 2006.

Supplemental Executive Retirement Plan. In 1995, TVA established a supplemental executive retirement plan (“SERP”) for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan. TVA has historically funded the annual calculated expense.

Other Postretirement Benefits.  TVA sponsors an unfunded postretirement benefits plan that provides for non-vested contributions toward the cost of certain eligible retirees’ medical coverage. This plan formerly covered all eligible retirees participating in the TVA medical plan, and TVA’s contributions were a flat dollar amount based on the participants’ ages and years of service and certain payments toward the plan costs. This plan now operates on a much more limited basis, covering only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the vested supplemental pension benefit.

Other Postemployment Benefits.  TVA employees injured in work-related incidents are covered by the TVA’s workers’ compensation program for federal employees administered through the Department of Labor by the Office of Workers’ Compensation Programs in accordance with the provisions of the Federal Employees’ Compensation Act (“FECA”).  FECA provides compensation benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  As a regulated entity, TVA has reclassified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status into a regulatory asset in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Under this guidance, the deferral of incurred costs is allowed if the costs are probable of future recovery in customer rates.  In conjunction with TVA’s 2008 adoption of SFAS No. 158 and the application of SFAS No. 71, TVA deferred $973 million of unamortized prior service costs and net actuarial losses related to its pension and postretirement benefit plans that TVA management believes (1) are probable of recovery in future periods and (2) qualify for regulatory accounting treatment under SFAS No. 71.

TVA uses the projected unit credit cost method to determine the service cost and the projected benefit obligation for retirement, termination, and ancillary benefits.  Under this method, a “projected accrued benefit” is calculated as of the beginning of the year and as of the end of the year for each benefit that may be payable in the future.  The “projected accrued benefit” is based on the plan’s accrual formula and upon service as of the beginning or end of the year, but using final average compensation, social security benefits, and other relevant factors projected to the age at which the employee is assumed to leave active service.  The projected benefit obligation is the actuarial present value of the “projected accrued benefits” as of the beginning of the year for employed participants and is the actuarial present value of all benefits for other participants.  The service cost is the actuarial present value of the difference between the “projected accrued benefits” as of the beginning and end of the year.

TVA utilized the corridor approach to gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Additionally, TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  The market-related value is used in calculating expected return on plan assets and net gain or loss for pension cost determination.  The net gain or loss to be amortized is derived from a comparison of the expected return on market-related value of plan assets with the actual return on plan assets.  A portion of any difference between the two is reflected in the end-of-year market-related asset value and net gain or loss; the remainder is reflected in those balances in future periods.

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Obligations and Funded Status
As of September 30

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$8,642	$8,646	$464	$451
Service cost	110	121	5	5
Interest cost	522	495	28	26
Plan participants’ contributions	34	35	78	77
Amendments	3	5	–	–
Actuarial (gain) / loss	(708)	(183)	25	2
Net transfers from variable fund/401(k) plan	7	11	–	–
Expenses paid	(5)	(4)	–	–
Benefits paid	(525)	(484)	(102)	(97)
Benefit obligation at end of year	8,080	8,642	498	464

Change in plan assets
Fair value of plan assets at beginning of year	7,977	7,328	–	–
Actual return on plan assets	(1,465)	1,013	–	–
Plan participants’ contributions	34	35	78	77
Net transfers from variable fund/401(k) plan	7	11	–	–
Employer contributions	165	78	24	20
Expenses paid	(5)	(4)	–	–
Benefits paid	(525)	(484)	(102)	(97)
Fair value of plan assets at end of year	6,188	7,977	–	–

Funded status	$(1,892)	$(665)	$(498)	$(464)

The effect of plan amendments disclosed in the table above refers to the supplemental executive retirement plan, whereby additional participants were added to the plan in each of the years.

Amounts recognized in the Balance Sheet at September 30 consist of:

Obligations and Funded Status
Recognized Amounts
As of September 30

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Regulatory assets	$2,120	$831	$157	$142
Accrued liabilities	(5)	(3)	(29)	(24)
Other (long-term) liabilities	(1,887)	(662)	(469)	(440)

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consist of:

Obligations and Funded Status
Unrecognized Amounts
As of September 30

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Unrecognized prior service cost	$214	$248	$29	$34
Unrecognized net loss	1,906	583	128	108
Total regulatory assets	$2,120	$831	$157	$142

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2008 and 2007, were as follows:

Projected Benefit Obligations in Excess of Plan Assets
As of September 30

	2008	2007
Projected benefit obligation	$8,080	$8,642
Accumulated benefit obligation	7,870	8,312
Fair value of plan assets	6,188	7,977

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30 were as follows:

Components of Net Periodic Benefit Cost
For the years ended of September 30

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$110	$122	$128	$5	$5	$9
Interest cost	522	493	443	28	26	29
Expected return on plan assets	(608)	(571)	(490)	–	–	–
Amortization of prior service cost	37	37	37	5	5	5
Recognized net actuarial loss	41	83	133	5	6	15
Total net periodic benefit cost	$102	$164	$251	$43	$42	$58

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Regulatory Asset
As of September 30, 2008

	Pension Benefits	Other Postretirement Benefits	Total

Prior service cost	$36	$5	$41
Net actuarial loss	14	7	21
Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Components Recognized as Regulatory Assets
As of September 30

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Assumptions utilized to determine benefit obligations at September 30
Discount rate	7.50%	6.25%	7.50%	6.25%
Expected return on plan assets	8.00%	8.75%	N/A	N/A
Rate of compensation increase	3.3% – 10.1%	3.3% – 10.1%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2014	2013

Assumptions utilized to determine net periodic benefit cost for the years ended September 30
Discount rate	6.25%	5.90%	6.25%	5.90%
Expected return on plan assets	8.75%	8.75%	N/A	N/A
Rate of compensation increase	3.3% – 10.1%	3.3% – 10.1%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2013	2013

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a proprietary bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  Additionally, TVA looks at published pension spot yield curves and applies expected cash flows to the curve.  Based on recent market trends in all these data points, TVA increased its discount rate from 5.90 percent and 6.25 percent at the end of 2006 and 2007, respectively, to 7.50 percent at the end of 2008.

Rate of Return.  In determining its expected long-term rate of return on pension plan assets, TVA reviews past long-term performance, asset allocations, and long-term inflation assumptions. TVA utilized a rate of return of 8.75 percent at the end of 2007.  TVA adjusted the expected rate in 2008 based on revisions to future expected returns as provided by third party professional asset managers.  As of 2008, the expected rate of return was 8.0 percent.  The actual rate of return for the year ending September 30, 2008, was a decrease of 19 percent.

Compensation Increases.  This assumption is based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and determined that no changes in this assumption were required.

Mortality.  Mortality assumptions are based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and,  accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review process, TVA did not reset its health care cost trend rate assumption used in calculating the 2008 and 2007 accumulated postretirement benefit obligations.  The assumed health care trend rate used for 2008 and 2007 was 8.0 percent.  No change was made due to consistent actual performance in the plan.  In addition, an 8.5 percent trend rate was used during 2006.  The 2008 health care cost trend rate of 8.0 percent is assumed to gradually decrease each successive year until it reaches a five percent annual increase in health care costs in the year beginning October 1, 2014, and beyond.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity of Costs to Changes in Pension Benefit Assumptions

Actuarial Assumption	Change in Assumption	Impact on 2009 Pension Cost	Impact on 2008 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$14	$195
Rate of return on plan assets	(0.25%)	17	NA

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of postretirement benefit cost to changes in the health care trend rate:

Sensitivity to Components of Other Postretirement Benefits Plan
As of September 30, 2008

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4	$(5)
Effect on end-of-year accumulated postretirement benefit obligation	59	(60)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan, which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets.  The plan assets are primarily stocks and bonds.  TVARS targets an asset allocation of 65 percent equity securities and 35 percent fixed income securities.  Under its asset allocation policy of 65 percent equity holdings, 25 percent may be non-U.S. equity holdings, five percent may be private equity holdings or other similar alternative investments, and five percent may be private real estate holdings.  Of the 35 percent fixed income securities, 15 percent may be alternative fixed income strategies and five percent may be high yield securities. The TVARS asset allocation policy includes a permissible three percent deviation from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy.  For 2008 and 2007, the asset holdings of the system included the following:

Asset Holdings of the TVARS
As of September 30

	Plan Assets at September 30
	2008	2007
Asset Category
U.S. equity securities	32%	38%
Non-U.S. equity securities	21%	22%
Private equity holdings or similar alternative investments	6%	4%
Private real estate holdings	2%	–
Fixed income securities	32%	30%
High yield securities	7%	6%
Total	100%	100%

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefit Payments
As of September 30, 2008
	Pension Benefits	Other Postretirement Benefits
2009	$652	$30
2010	650	34
2011	661	38
2012	670	40
2013	674	42
2014 - 2018	3,447	222

Plan Contributions.  TVA expects to contribute $5 million to its supplemental executive retirement plan and $30 million to its other postretirement benefit plans in 2009.   TVA made a contribution to the defined benefit pension plan on September 30, 2008 of $85 million that constitutes the amount that was expected to be contributed in 2009.

Other Postemployment Benefits

Postemployment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of the year.  In accordance with SEC recommendations related to the selection of discount rates, TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities rate for a 10-year maturity.  For 2008, TVA has determined to utilize a discount rate of 3.85 percent representing the risk-free rate corresponding to the U.S. Treasury Constant Maturities rate for a 10-year maturity. Use of the 10-year maturity corresponds to calculated average durations of TVA’s future estimated postemployment claims payments. The use of a 3.85 percent discount rate resulted in the recognition of 2008 annual expense of approximately $65 million and an unpaid benefit obligation of about $434 million at year end. TVA utilized a discount rate of 4.59 percent and 4.64 percent in 2007 and 2006, respectively. The use of these discount rates resulted in expense and unpaid benefit obligations of $49 million and $406 million, respectively, for 2007 and expense and unpaid benefit obligations of $44 million and $413 million, respectively, for 2006.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In 2006, Medicare began providing prescription drug coverage to Medicare-eligible beneficiaries under Medicare Part D. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which created Medicare Part D, employers that provide retiree prescription drug coverage, which is “actuarially equivalent” to standard coverage under Medicare Part D, may receive retiree drug subsidies for retirees who enroll in the employer’s retiree prescription drug plan instead of Medicare Part D. TVA determined that its retiree prescription drug coverage did not qualify for retiree drug subsidies and accordingly has not included or utilized any manner of subsidy in the determination of APBO or postretirement benefit cost, for the current or prior periods, in accordance with the requirements contained within the FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” After analyzing a number of options available to plan sponsors for integration with the new Medicare Part D, TVA elected to provide an employer-sponsored Part D prescription drug plan ("PDP"), with alternative coverage over and above Medicare standard Part D coverage, for Medicare-eligible retirees who participate in TVA's Medicare supplement. By providing an employer-sponsored PDP, any Medicare subsidies will be passed through to retirees in the form of lower participant premiums and should not affect TVA's cost of providing prescription drug coverage.

15. Commitments and Contingencies

Commitments

As of September 30, 2008, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the year ending September 30

	2009	2010	2011	2012	2013	Thereafter	Total

Debt	$2,215	$–	$1,000	$1,514	$2,388	$15,563	$22,680	1
Lease obligations
Capital	58	58	54	6	3	337	516
Non-cancelable operating	64	60	51	43	37	207	462
Purchase obligations
Power	220	236	249	232	177	6,092	7,206
Fuel	1,184	787	603	398	327	863	4,162
Other	121	30	23	25	18	100	317
Total	$3,862	$1,171	$1,980	$2,218	$2,950	$23,162	$35,343

Notes

(1)	Does not include noncash items of foreign currency valuation loss of $138 million and net discount on sale of Bonds of $199 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations
Payments Due in the Year Ending September 30

	2009	2010	2011	2012	2013	Thereafter	Total

Energy Prepayment Obligations	$105	$105	$105	$105	$102	$511	$1,033

Debt.  At September 30, 2008, TVA had outstanding discount notes of $185 million and long-term debt (including current maturities) at varying maturities and interest rates of $22.5 billion for total outstanding indebtedness of $22.7 billion.  See Note 11.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 30 years.  Obligations under capital lease agreements in effect at September 30, 2008, totaled $58 million for 2009, $58 million for 2010, $54 million for 2011, $6 million for 2012, $3 million for 2013, and an aggregate of $337 million thereafter, for a total commitment of $516 million.  Of this amount, $55 million represents the cost of financing.  Obligations under non-cancelable operating lease agreements (primarily related to facilities and equipment) in effect at September 30, 2008, totaled $64 million for 2009, $60 million for 2010, $51 million for 2011, $43 million for 2012, $37 million for 2013, and an aggregate of $207 million thereafter for a total commitment of $462 million.  TVA’s rental expense for operating leases was $63 million in 2008, $65 million in 2007, and $44 million in 2006.

During the third quarter of 2007, TVA entered into an operating lease agreement and various related contracts for the Caledonia combined cycle facility located near Columbus, Mississippi, with a commencement date of July 1, 2007.  The lease agreement has a 15-year term expiring on February 28, 2022.  The Caledonia facility consists of three combined cycle units with a summer net capability of 768 megawatts.  A conversion services agreement providing for power purchases from the Caledonia facility was terminated as of July 1, 2007, the lease commencement date, and dispatch control was shifted to TVA on July 3, 2007.  Under the lease, TVA assumed plant operations in December 2007.  The lease agreement also includes an end-of-term purchase option.

Purchase of Southaven Combined Cycle Facility and Subsequent Sale to Seven States Power Corporation.  On May 9, 2008, TVA completed the purchase, as part of a bankruptcy auction process, of a three-unit, 792-megawatt summer net capability combined cycle combustion-turbine facility located in Southaven, Mississippi, owned by Southaven Power. See Note 4 — Asset Acquisitions and Dispositions.

Power Purchase Obligations.  TVA has contracted with various independent power producers and power distributor customers for additional capability to be made available to TVA.  In total, these agreements provide 2,789 megawatts of summer net capability and 27 megawatts of capability from renewable resources that are not included in the determination of summer net capability.  The total financial commitment for non-renewable power supply contracts is approximately $7 billion.  Costs under TVA’s power purchase agreements are included in the Statements of Income for 2008, 2007, and 2006 as Fuel and purchased power expense and are expensed as incurred in accordance with the normal purchases and sales exemption described in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Certain contracts with independent power producers qualify as operating leases in accordance with the requirements of EITF No. 01-08, “Determining Whether an Arrangement Contains a Lease.”  In accordance with SFAS No. 13, “Accounting for Leases,” variable costs associated with these contracts meet the definition of contingent rentals.  Amounts under these contracts qualifying as contingent rentals during 2008 amounted to $96 million.  In accordance with the requirements of EITF No. 98-09, “Accounting for Contingent Rent”, TVA accrues contingent rentals when the achievement of the event that triggers the contingent rental expense is probable.  Because of the uncertainty associated with future power demand, TVA accrues contingent rentals under these arrangements as power is purchased.

Under the Public Utility Regulatory Policies Act of 1978 as amended by the Energy Policy Acts of 1992 and 1995, TVA is obligated to purchase power from qualifying facilities.  At September 30, 2008, there were six suppliers, with a combined capacity of 903 megawatts, which qualify under this program.

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

Fuel Purchase Obligations.  TVA has approximately $1.9 billion in long-term fuel purchase commitments ranging in terms of up to 11 years primarily for the purchase and transportation of coal and approximately an additional $2.3 billion of long-term commitments ranging in terms of up to 10 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations.  Other obligations of $317 million consist of contracts as of September 30, 2008, for goods and services primarily related to capital projects as well as other major recurring operating costs.

Bear Creek Dam.  Bear Creek Dam, a small, non-generating dam in northern Alabama, is experiencing foundation problems as evidenced by seepage through the foundation of the dam.  An Environmental Impact Statement was completed in 2007, which concluded the preferred alternative is to repair the dam.  The total estimated cost for repair is $35 million.  Site work to mitigate the problem began in 2007 and is scheduled to be completed in 2009.  At September 30, 2008, the repair work was on schedule and on budget.

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event.  For the first layer, all NRC nuclear plant licensees, including TVA, purchase $300 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $112 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $18 million per year per reactor.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $671 million per nuclear incident, but it would have to pay no more than $105 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $300 million, over $12 billion (includes a five percent surcharge for legal expenses) would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident. Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $72 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $30 million.

Decommissioning Costs.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by NRC procedures to dismantle and decontaminate the facilities to meet NRC criteria for license termination.

TVA recognizes as incurred all obligations related to closure and removal of its nuclear units. The liability for closure is measured as the present value of the weighted estimated cash flows required to satisfy the related obligation and discounted at the credit adjusted rate of interest in effect at the time the liability was actually incurred or originally accrued.  The initial liability calculation was recorded as a decommissioning liability with an offsetting decommissioning asset.  Subsequent earnings from decommissioning fund investments, amortization expense of the decommissioning asset, and accretion expense on the decommissioning liability are deferred in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and recorded as a change in a corresponding regulatory asset.

At September 30, 2008, the present value of the estimated future decommissioning cost of $1.7 billion was included in Asset retirement obligations, and the unamortized regulatory asset of $764 million was included in Other regulatory assets.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment. Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under SFAS No. 143 than those that are used in calculating nuclear decommissioning costs when reporting to the NRC. The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs. See Note 5.

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The fund is invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the fund are invested in debt and equity securities and certain derivative instruments.  These derivative instruments are used across various asset classes to achieve a desired investment structure and were comprised of 2,652 contracts with market value losses of $1 million at September 30, 2008.  These contracts include futures, forwards, options, options on futures, swap agreements, and options on swap agreements. Investments held in the decommissioning fund are stated at fair value, which is determined by the trustee of the fund.  Futures and options on futures positions are marked to market on a daily basis.  The swap agreements are marked to market on a monthly basis.  The assets of the fund as of September 30, 2008, totaled $845 million including total losses of $241 million, of which $184 million was unrealized.  The assets of the fund as of September 30, 2007, totaled $1.1 billion and reflected total gains of $150 million, of which $80 million was unrealized.  The balance as of September 30, 2008, was less than the present value of the estimated future nuclear decommissioning costs under the NRC methodology and under SFAS No. 143.  TVA monitors the monetary value of its nuclear decommissioning trust and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Environmental Matters.  TVA’s activities are subject to certain federal, state, and local environmental statutes and regulations. Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes. Looking to the future, regulations in all of these areas are expected to become more stringent along with increased emphasis on dealing with climate change, expanding renewable generation alternatives, and encouraging efficient use of electricity

Due to the increasing level and complexity of environmental requirements and expectations, TVA completed a new, high-level, environmental policy to align with and execute the direction in the 2007 TVA Strategic Plan. The final TVA Environmental Policy was approved by the TVA Board on May 19, 2008 and is an integrated framework which provides policy-level guidance to carry out TVA's mission by providing cleaner, affordable energy, sustainable economic development, and proactive environmental stewardship. The TVA Environmental Policy sets out environmental objectives and critical success factors in six environmental dimensions: climate change mitigation, air quality improvement, water resource protection and improvement, waste minimization, sustainable land use, and natural resource management.

TVA has incurred and expects to continue to incur substantial capital and operating and maintenance costs in order to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s 59 coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of these generating units will continue to become more restrictive. Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA. See Legal Proceedings.

The total cost of compliance with future clean air regulations cannot reasonably be determined at this time because of the unknowns and uncertainties surrounding emerging EPA regulations, resultant compliance strategies, and the potential for the development of new emission control technologies, litigation, and future amendments to the Clean Air Act.  However, TVA does estimate that spending on emission controls for conventional pollutants in the decade beginning in 2011 could cost between $3.0 billion to $3.7 billion. There could be other substantial costs if reductions of carbon dioxide (“CO2”) are mandated. Predicting how and when CO2 may be regulated is very difficult, even more so than the future regulation of other substances. TVA will continue to monitor this issue and will assess and respond to potential financial impacts as they become more certain.

TVA’s total cost related to emission reduction regulatory programs for sulfur dioxide, nitrogen oxide, and particulates from 1977 through 2010 is expected to reach $5.5 billion, $5.1 billion of which had already been spent as of September 30, 2008.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years. TVA is aware of alleged hazardous-substance releases at 10 non-TVA areas for which it may have some liability. TVA has reached agreements with EPA to settle its liability at two of the non-TVA areas for a total of less than $23,000. There have been no recent assertions of TVA liability for five of the non-TVA areas, and there is little or no known evidence that TVA contributed any significant quantity of hazardous substances to  these five sites. There is evidence that TVA sent materials to the remaining three non-TVA areas: the David Witherspoon site in Knoxville, Tennessee, the Ward Transformer site in Raleigh, North Carolina, and the General Waste Products Site in Evansville, Indiana. As discussed below, TVA is not able at this time to estimate its liability related to these sites.

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

The Ward Transformer site is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA. The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation. The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million. There are no reliable estimates for the second phase of soil cleanup or the supplemental groundwater remediation.  EPA has selected a cleanup plan for the downstream drainage basin with a present worth cost estimate of $6.1 million.

TVA understands that the EPA has incurred approximately $3 million in past response costs and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs. The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup. It plans to sue PRPs who do not settle. There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages. TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site. This defense is highly fact specific and not likely to be accepted by the PRP Work Group or EPA.

General Waste Products was a scrap metal salvage yard that operated from the 1930s until 1998.  The original defendants in a CERCLA action have filed a third party complaint against TVA and others seeking cost contribution for cleanup of contamination from lead batteries and PCB transformers at the facility.  There is evidence that TVA sent scrap metal to the facility, but TVA has not found any records indicating that it sent batteries or PCB equipment.  There are two cleanup sites at the facility.  TVA has been informed that the first site has been cleaned up at a cost of $3.2 million, and cleanup estimates for the second site range from $2 million to $7 million.  TVA’s allocated share of the cleanup costs, if any, is expected to be relatively small.

TVA operations at some TVA facilities have resulted in oil spills and other contamination TVA plans to address, and TVA expects to incur costs of about $15 million for environmental work related to decommissioning of the Watts Bar Fossil Plant.

As of September 30, 2008, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $18 million on a non-discounted basis, and is included in Other Liabilities on the Balance Sheet.

Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below.  In accordance with SFAS No. 5, “Accounting forContingencies,” TVA had accrued approximately $46 million and $3 million with respect to the proceedings described below as of September 30, 2008 and 2007, respectively, as well as approximately $5 million and $4 million as of September 30, 2008, and 2007, respectively, with respect to other proceedings that have arisen in the normal course of TVA’s business.  TVA recognized $20 million, $4 million, and $24 million in 2008, 2007, and 2006, respectively, of expense by increasing accruals related to legal proceedings.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. After the court dismissed the complaint (finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter), the plaintiffs appealed the district court’s decision to the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”).  On November 22, 2005, the Eleventh Circuit affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  On April 5, 2007, the plaintiffs moved for summary judgment.  TVA opposed the motion and moved to stay the proceedings.  On April 12, 2007, EPA proposed to approve Alabama’s de minimis rule subject to certain changes.  On July 16, 2007, the district court denied TVA’s motion to stay the proceedings pending approval of Alabama’s de minimis rule.  Oral argument on the plaintiffs’ motion for summary judgment was held on August 16, 2007.  On August 27, 2007, the district court granted the plaintiffs’ motion for summary judgment, finding that TVA had violated the CAA at Colbert.  The district court held that, while TVA had achieved 99 percent compliance on Colbert Units 1-4 and 99.5 percent compliance at Colbert Unit 5, TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) more than 3,350 times between January 3, 2000, and September 30, 2002.  The district court ordered TVA to submit a proposed remediation plan, which TVA did on October 26, 2007.  The plaintiffs responded to TVA’s proposed plan, and the district court held a hearing on the plan on December 15, 2008.  EPA has approved Alabama’s de minimis rule, which will become effective in 2009.

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

Significant Litigation to Which TVA Is Not a Party, Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, EPA denied the North Carolina petition primarily on the basis that CAIR remedies the problem. In June 2006, North Carolina filed a petition for review of EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of EPA’s decision to deny North Carolina’s Section 126 petition.  The D.C. Circuit ordered the parties, including TVA, to file new briefs in the case and to address what should happen if the court vacates CAIR.

16. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using generated power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  Until TVA meets its remaining obligation to pay $110 million of the Power Facility Appropriation Investment under the TVA Act, TVA will continue to repay a portion of the Power Facility Appropriation Investment in the TVA power system.  TVA will also continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 9 — Appropriation Investment.

TVA has access to financing arrangements with the U.S. Treasury, whereby the U.S. Treasury is authorized to accept interim obligations with maturities of one year or less in an aggregate amount outstanding not to exceed $150 million.  There was no outstanding balance at September 30, 2008 or 2007 related to the financing arrangement.  In 2009, TVA and the U.S. Treasury replaced the $150 million note under which TVA previously borrowed from the U.S. Treasury with a memorandum of understanding under which TVA has a $150 million credit facility.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

	Related Party Transactions For the years ended, or as of, September 30
	2008	2007	2006
Sales of electricity services	$187	$188	$181
Other revenues	42	47	24
Other expenses	231	237	226
Receivables at September 30	19	19	21
Payables at September 30	60	126	123
Return on Power Facility Appropriation Investment	20	20	18
Repayment of Power Facility Appropriation Investment	20	20	20

17. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2008 and 2007 follows.  This summary should be read in conjunction with the audited financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.  The increased net income in the fourth quarter of 2008 was primarily due to a one-time decrease to depreciation, amortization, and accretion expense for a change in accounting for non-nuclear asset retirement obligations of $350 million.  See Note 6 — Non-Nuclear Decommissioning Costs.

Unaudited Quarterly Financial Information

	2008
	First	Second	Third	Fourth	Total
Operating revenues	$2,360	$2,518	$2,552	$2,952	$10,382
Operating expenses	2,012	2,041	2,111	2,034	8,198
Operating income	348	477	441	918	2,184
Net income	8	135	100	574	817

	2007
	First	Second	Third	Fourth	Total
Operating revenues	$2,126	$2,259	$2,265	$2,676	$9,326
Revenue capitalized during pre-commercial plant operations	–	–	23	34	57
Operating expenses	1,785	1,875	1,837	2,229	7,726
Operating income	341	384	405	413	1,543
Net income	70	111	214	28	423

18. Subsequent Events

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

Credit Facility Agreements

The $150 million note with U.S. Treasury expired at the end of 2008. In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which TVA will have a $150 million credit facility. TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.

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

*
Investment balances at September 30, 2008, as reported in Notes 14 and 15.  Investment balances at October 31, 2008, are based on final trustee statements, and investment balances at November 30, 2008, are based on preliminary trustee balances.

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

Summary of Impacts of Recent Commodity Market Conditions

The commodity markets have also experienced volatility in recent months. The changes in these prices from September 30, 2008, to November 30, 2008, are outlined in the following table:

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying balance sheet of Tennessee Valley Authority as of September 30, 2008, and the related statements of income, changes in proprietary capital, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended September 30, 2008.  These financial statements and schedule are the responsibility of Tennessee Valley Authority's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Valley Authority at September 30, 2008 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended September 30, 2008.

/s/ Ernst & Young, LLP
Chattanooga, Tennessee
December 15, 2008

To the Board of Directors of Tennessee Valley Authority:

In our opinion, the accompanying balance sheet and the related statements of income, of changes in proprietary capital and of cash flows present fairly, in all material respects, the financial position of Tennessee Valley Authority at September 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, effective September 30, 2006, Tennessee Valley Authority adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
December 10, 2007, except with respect to the matter disclosed in Note 2 of the Tennessee Valley Authority Form 10-K/A Amendment No. 2 as to which the date is November 21, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness of the design and operation of TVA’s disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were not effective as of September 30, 2008, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms solely because as of September 30, 2008, TVA had not yet filed its quarterly report on Form 10-Q for the quarter ended June 30, 2008.  TVA was unable to file this quarterly report in a timely manner because at the time the report was due, TVA was in the process of restating previously filed financial statements to correct errors in TVA’s estimates of unbilled revenue.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

TVA’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) for TVA.  TVA’s internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  Because of the inherent limitations in all control systems, TVA management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met and that all control issues and instances of fraud, if any, within a company can be detected.

TVA’s management evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2008.

This Annual Report does not include an attestation report of TVA’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by TVA’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit TVA to provide only management’s report in this Annual Report.

(b) Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there were changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.  In particular, during the fourth quarter of 2008 and prior to TVA’s filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2008, TVA both identified and remediated a material weakness in internal controls related to TVA’s unbilled revenue estimates.

Identification of Material Weakness. TVA management identified a material weakness in internal controls related to TVA’s unbilled revenue estimates.  The estimation process implemented in September 2006 utilized the distributors’ average rates and an estimate of the number of days of revenue outstanding to reflect the delay in reporting the end-use sales to TVA (“days outstanding”).  The number of days outstanding was derived using a procedure similar to a cross-correlation calculation that compared the monthly retail load to the monthly wholesale load.  The intent was to reflect in the unbilled estimate the end-use sales that would be reported that month by distributors plus any remaining sales that would not be reported until the following month due to the delay between wholesale delivery and end-use reporting.

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

Remediation of Material Weakness.  TVA has used a new process for estimating unbilled revenue for periods presented in this Annual Report.  This process carries over only the portion of sales from the distributor’s meter read date to the month-end.  Those sales, along with the current month sales, are then priced at rates based on each distributor’s customer and product mix.  Additionally, the true-up component has been added to the unbilled calculation to reflect any timing differences that occur between the retail and wholesale billing cycles.

ITEM 9B.  OTHER INFORMATION

Approval of 2009 Winning Performance Balanced Scorecard

During its December 11, 2008, public meeting, the TVA Board approved TVA’s 2009 Winning Performance Balanced Scorecard, which is used to determine the annual incentive of all participants in the Executive Annual Incentive Plan (“EAIP”), as well as all other TVA employees who participate in TVA’s Winning Performance Team Incentive Plan.  EAIP participants include Tom D. Kilgore, Kimberly S. Greene, William R. Campbell, William R. McCollum, Jr., and Ashok S. Bhatnagar (the “Named Executive Officers”).  The performance measures, weights, and goals which will be used to determine payouts for the EAIP are set forth below:

TVA’s 2009 Winning Performance Measures

		Goals
Performance Measure	Weight	Threshold	Target	Maximum
TVA Connection Point Interruptions (Interruptions/Connection Point)	20%		1.12	0.78
TVA Net Cash Flow From Operations less Investing ($ Millions)	35%	Budget less Revenue Adjustment	Budget	Exceed Budget by $50M
TVA Demand Reduction ($/kW Reduced)	10%	643	611	582
TVA Equivalent Availability Factor – Coal, Combined Cycle & Nuclear (Percent)	35%	85.8	87.1	88.0

The 2009 TVA Winning Performance Balanced Scorecard represents 30 percent of the potential payout under the EAIP for 2009 for the Named Executive Officers.  Of the remaining 70 percent, (1) 30 percent is tied, in the case of Mr. Campbell and Mr. Bhatnagar, to the performance of their respective business units or, in the case of Mr. Kilgore, Ms. Greene, and Mr. McCollum, to a composite average of the performance of all TVA business units, (2) 30 percent is tied to the achievement of individual goals, and (3) 10 percent is tied to the assessment of the executive’s performance during 2009 by the Chief Executive Officer or, in the case of Mr. Kilgore, by the TVA Board.

Awards earned under the EAIP for 2009 will be calculated as the product of (1) base salary, (2) the annual incentive opportunity, and (3) the percent of opportunity achieved.  For 2009, the base salary and annual incentive opportunity are $850,000 and 100 percent for Mr. Kilgore, $525,000 and 70 percent for Ms. Greene, $493,218 and 75 percent for Mr. Campbell, $745,514 and 70 percent for Mr. McCollum, and $456,246 and 60 percent for Mr. Bhatnagar, and the percent of opportunity achieved for each Named Executive Officer is determined in accordance with the methodology described in the preceding paragraph.

The TVA Board has reserved to itself the authority to approve an adjustment to payout levels generated by the 2009 Winning Performance Balanced Scorecard results if the TVA Board determines such adjustments are warranted.

Changes to Executive Long Term-Incentive Plan

During its December 11, 2008, public meeting, the TVA Board revised TVA’s Executive Long-Term Incentive Plan (the “ELTIP”) by adding a non-fuel operations and maintenance metric for the performance cycles ending on or after September 30, 2011.  This metric deals with non-fuel operations and maintenance costs, which represent a controllable component of TVA’s costs.  The targets for this metric are as follow:

•	The threshold goal will be based on improvement over the last performance cycle,

•	The target goal is TVA ranking at or above the 50th percentile of the peer group utilities’ benchmark performance, and

•	The maximum performance goal is TVA ranking at or above the 75th percentile of the peer group utilities’ benchmark performance.

The other performance metrics remain unchanged.  For a discussion of these metrics and the general terms of ELTIP (see Item 11, Executive Compensation — Compensation Discussion and Analysis).

The TVA Board has reserved to itself the authority to review TVA results and peer group comparison at the end of any ELTIP performance cycle and to approve adjustments in ELTIP payouts if the TVA Board determines such adjustments are warranted.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

TVA is administered by a board of nine part-time members appointed by the President of the United States with the advice and consent of the Senate.  The Chairman of the TVA Board is selected by the members of the TVA Board.

The TVA Board at December 16, 2008, consisted of the following individuals with their ages and terms of office provided:

Directors	Age	Year Appointed	Year Term Expires
William B. Sansom, Chairman	67	2006	2009
Bishop William Graves	72	2008	2012
Donald R. DePriest	69	2006	2009
Howard A. Thrailkill	69	2006	2010
Dennis C. Bottorff	64	2006	2011
Robert M. Duncan	57	2006	2011
Thomas C. Gilliland	60	2008	2011

There are currently two vacant positions on the TVA Board, and President Bush has nominated Susan Richardson Williams and Michael B. Bemis to fill these positions.

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

Bishop Graves of Memphis, Tennessee, served on the TVA Board from October 2006 to December 2007 and was reappointed to the TVA Board in June 2008.  He has been presiding Bishop of the Christian Methodist Episcopal Church in Memphis, Tennessee since being elected at the 2006 General Conference held in June to July 2006.  Previously, he was pastor of the Phillips Temple CME Church of Los Angeles, California.  He is the immediate Past President of the Board of the National Congress of Black Churches, and from September 1993 to July 2004 Bishop Graves was a member of the Board of Memphis Light, Gas and Water, a TVA distributor customer.

Mr. DePriest of Columbus, Mississippi, joined the TVA Board in March 2006.  He is Chairman of MCT Investors L.P. an Alexandria, Virginia, venture capital firm that he founded in 1987 and that develops telecommunications and healthcare ventures.  He has founded other companies, including Boundary Healthcare Products Corporation in 1987, where he served as Chairman until 1992.  He also founded Charisma Communications Corporation in 1982, a telecommunications company, where he served as Chairman and President.

Mr. Thrailkill of Huntsville, Alabama, joined the TVA Board in March 2006.  He retired in September 2005 as President and Chief Operating Officer of Adtran, Inc., in Huntsville, which supplies equipment for telecommunications service providers and corporate end-users.  He joined Adtran, Inc., in 1992.

Mr. Bottorff of Nashville, Tennessee, joined the TVA Board in March 2006.  Since January 2001, he has served as Partner of Council Ventures, a venture capital firm.  He was Chairman of AmSouth Bancorporation until his retirement in 2001 and from 1991 to 1999 was Chief Executive Officer of First American Bank.  He served as a director of Dollar General, a variety store company, from 1998 until its sale in 2007.  In addition, he is a director of Ingram Industries, a privately held provider of wholesale distribution, inland marine transportation, and insurance services; a director of Benefit Informatics, a company which provides information used to improve the quality and reduce the cost of health care; and a member of the Board of Trustees of Vanderbilt University.

Mr. Duncan of Inez, Kentucky, joined the TVA Board in March 2006.  He is the Chairman, Chief Executive Officer, and Director of Inez Deposit Bank, FSB in Louisa, Kentucky (since April 1984, with a one-year leave of absence from 1989 to 1990 to serve as Assistant Director of Public Liaison in the White House); Chairman, Chief Executive Officer, and Director of Inez Deposit Bank in Inez, Kentucky (since September 1974 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Holding Company, a single-bank holding company (since 1984 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Thrift Holding Company, a unitary thrift holding company (since 1999); and Chairman of the Republican National Committee since (January 2007).  From 1998 to 2007, Mr. Duncan was the Chairman of the Big Sandy Regional Industrial Development Authority, which manages industrial parks in five eastern Kentucky counties, and he is also the Secretary for the Highlands Regional Medical Center in Prestonburg, Kentucky, which manages a regional hospital.

Mr. Gilliland of Blairsville, Georgia, joined the Board in March 2008.  From April 1994 to January 2008, Mr. Gilliland served as Executive Vice President, Secretary, General Counsel, and Director of United Community Banks, Inc., a bank holding company with assets of approximately $8.0 billion.

Ms. Williams of Knoxville, Tennessee, age 63, served on the TVA Board from March 2006 to December 2007.  She has been nominated for a second term.  Since June 2004, she has been the owner of Susan Williams Public Affairs in Knoxville, Tennessee, and is affiliated with SRW & Associates, where, along with five other independent contractors involved with SRW & Associates, she provides public relations consulting services for various clients.  From 1999 to 2004, she managed the Knoxville, Tennessee, office of the Ingram Group, a statewide public-relations firm.

Mr. Bemis of Madison, Mississippi, age 61, has been nominated by the Honorable George W. Bush, the President of the United States, to a position on the TVA Board.  He is the former president of Exelon Energy Delivery, a position he held from August 2002 to September 2004.  He has also been a senior vice president of Exelon Corp., and president of Exelon Power. Other companies at which he has held executive positions include Master Graphics Inc.; Entergy Corp.; Louisiana Power & Light; and Mississippi Power & Light.

Executive Officers

TVA’s executive officers as of December 16, 2008, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Tom D. Kilgore	President and Chief Executive Officer	60	2005
Kimberly S. Greene	Chief Financial Officer & Executive Vice President, Financial Services	42	2007
William R. McCollum, Jr.	Chief Operating Officer	57	2007
Maureen H. Dunn	Executive Vice President and General Counsel	59	1978
William R. Campbell	Chief Nuclear Officer and Executive Vice President	57	2007
John E. Long, Jr.	Chief Administrative Officer and Executive Vice President, Administrative Services	56	1980
Kenneth R. Breeden	Executive Vice President, Customer Resources	60	2004
Robin E. Manning	Executive Vice President, Power System Operations	52	2008
Preston D. Swafford	Executive Vice President, Fossil Power Group	48	2006
Van M. Wardlaw	Executive Vice President, Power Supply and Fuels	48	1982
Ashok S. Bhatnagar	Senior Vice President, Nuclear Generation Development and Construction	52	1999
Peyton T. Hairston, Jr.	Senior Vice President, Corporate Responsibility and Diversity	53	1993
Janet C. Herrin	Senior Vice President, River Operations	54	1978
John M. Hoskins	Senior Vice President and Treasurer	53	1978
Donald E. Jernigan	Senior Vice President, Nuclear Operations	52	2008
Anda A. Ray	Senior Vice President, Office of Environment and Research	52	1983
Emily J. Reynolds	Senior Vice President, Communications, Government and Valley Relations	52	2007
John J. McCormick, Jr.	Senior Vice President, Fossil Operations	47	2007
John M. Thomas, III	Vice President and Controller	45	2005

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

Ms. Greene was named Chief Financial Officer and Executive Vice President, Financial Services in September 2007.  Ms. Greene previously served as Senior Vice President, Finance, and Treasurer at Southern Company Services, an energy company, from July 2003 to September 2007, where she was responsible for financial planning and analysis, capital markets and leasing, treasury, and investor relations.  From July 2002 to July 2003, Ms. Greene was director of portfolio management for Southern Company Generation and Energy Marketing.

Mr. McCollum joined TVA in May 2007 as Chief Operating Officer.  Prior to joining TVA, Mr. McCollum was Executive Vice President and Chief Regulated Generation Officer at Duke Energy Corporation, an energy company, from October 2006 to May 2007.  Mr. McCollum had been with Duke Energy Corporation (and its predecessor) since 1974 and held a variety of leadership positions there, including Group Vice President, Regulated Fossil-Hydro Generation (from April 2006 to October 2006), Vice President, Strategic Planning and Business Development (from January 2005 to April 2006), and Vice President, Nuclear Support (from November 2002 to December 2004).

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

Mr. Breeden was named Executive Vice President, Customer Resources in September 2006 after having served as Executive Vice President, Customer Service and Marketing since joining TVA in August 2004.  From March 2002 to August 2004, he was the Program Executive for Executive Conversation, Inc., where he was responsible for executive training programs.  From September 1997 to March 2002, he was President of TXU Energy Services, Enterprise Division, in Dallas, Texas, where he was responsible for a new venture created to address customers’ changing energy needs.  Mr. Breeden had joined TXU Corporation in May 1995 as Senior Vice President of TXU Electric & Gas, where he was responsible for marketing and sales.

Mr. Manning joined TVA in August 2008 as Executive Vice President, Power System Operations.  From April 2006 to August 2008, Mr. Manning served as Vice President of Field Operations for Duke Energy Corporation, an energy company, where he was responsible for the operation of all transmission and distribution system activity in Duke Energy Corporation’s Carolinas Region.  Mr. Manning joined Duke Energy Corporation in 1978 and held a variety of leadership positions there, including Vice President, Central Region for Duke Energy Power Delivery (from January 2004 to April 2006), Vice President of Engineering Standards and Process Management for Duke Energy Electric Transmission (from May 2003 to January 2004), and Vice President of Engineering for Duke Energy Gas Transmission (now Spectra Corporation) (from September 2000 to June 2003).

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

Mr. Wardlaw was named Executive Vice President of Power Supply and Fuels in July 2008.  Prior to this appointment, Mr. Wardlaw served as Senior Vice President Commercial Operations and Fuels from January 2007 to June 2008, and Vice President, Bulk Power Trading from September 2006 to December 2006.  From December 2000 to September 2006, he served as Vice President of Transmission and Reliability where he was responsible for real time control of TVA’s generation fleet and transmission system.  Mr. Wardlaw began his career with TVA in January 1982 as an electrical engineer, and has also worked in customer service, marketing, and field services.

Mr. Bhatnagar is the Senior Vice President of Nuclear Generation Development and Construction, a position he has held since April 2007.  He joined TVA in August 1999 as Site Support Manager at Browns Ferry and was subsequently appointed Browns Ferry Plant Manager in July 2000, Browns Ferry Site Vice President in July 2001, and Senior Vice President, Nuclear Operations, in June 2004.

Mr. Hairston was named Senior Vice President, Corporate Responsibility and Diversity, in April 2007, and was additionally named TVA’s Chief Ethics and Compliance Officer in July 2007.  He previously served as Senior Vice President, Communications, a position he assumed in March 2006.  From October 2002 to March 2006, he held the position of Senior Vice President, Employee Relations and Diversity.  Mr. Hairston served as Senior Vice President, Labor Relations, from October 2000 to October 2002, and had held that position previously from June 1994 to June 1998.  From August 1998 to October 2000, he was Senior Vice President, Strategic Initiatives.  Mr. Hairston also served as Senior Manager, Strategic Planning and Support, from May 1993 to June 1994.

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

Mr. Jernigan was named Senior Vice President, Nuclear Operations, in September 2008.  From November 2004 until August 2008, he served as Site Vice President of Surry Nuclear Power Station and from November 2003 to November 2004, he served as Director of Operations and Maintenance at North Anna Nuclear Power Station for Dominion Resources, Inc. (“Dominion”), an energy company.  Before joining Dominion, Mr. Jernigan worked for Florida Power & Light Company, serving as Site Vice President at St. Lucie Nuclear Station from June 2001 to April 2004 and as General Manager at Turkey Point Nuclear Station from 1994 to 2001.

Ms. Ray was named the Senior Vice President of the Office of Environment and Research in August 2008.  In this role she serves as the agency’s Environmental Executive responsible for development of the agency’s environmental policy and strategy.  She served as the Vice President of Environmental Stewardship and Policy from August 2007 to July 2008 where she was responsible for management of 293,000 acres of public land.  Prior to this, Ms. Ray served as the Vice President of Enterprise Performance and Analysis, and was the Director of TVA’s Public Power Institute where she focused on new energy technologies.  Ms. Ray began her career with TVA in 1983 with the nuclear power organization, and worked in several other TVA functions including fossil generation, customer groups, and strategic planning.

Ms. Reynolds joined TVA in April 2007 as Senior Vice President of Communications, Government and Valley Relations.  Ms. Reynolds served as the 31st secretary of the U.S. Senate (from January 2003 to January 2007), where she managed the legislative, financial, and administrative operations of the Senate.  She also served as a consultant to the subsequent secretary of the U.S. Senate from January 2007 to April 2007.  She previously served as chief of staff for Senator Frist (from January 2001 to January 2003), where she had overall responsibility for the management and coordination of staffing, legislative activity, communications, constituent relations, and scheduling.

Mr. McCormick joined TVA as Vice President, Fossil Operations, in December 2007 and was later named Senior Vice President in October 2008. Prior to that, Mr. McCormick served in various roles at Exelon Corporation, an energy company, including General Manager of Eddystone Generation Station, General Manager of Conowingo and Muddy Run Hydro Facilities, and Director of Operations from September 2004 to February 2007 responsible for supervising power plant general managers of more than 10,000 megawatts of fossil and hydro generation.  Mr. McCormick began his career with Exelon in 1982.

Mr. Thomas was named Vice President and Controller and Chief Accounting Officer in January 2008.  Prior to being named Controller, he was the General Manager, Operations Business Services, where he was responsible for financial and performance support to TVA’s operating organizations.  Prior to joining TVA, Mr. Thomas was Chief Financial Officer for Benson Security Systems. He was also the Controller of Progress Fuels Corporation and Controller of Progress Ventures, Inc., both subsidiaries of Progress Energy, where he was responsible for accounting operations, financial reporting, forecasting, and risk management.

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

Committees of the TVA Board

TVA does not have a Nominating Committee.  Each member of the TVA Board is appointed by the President of the United States with the advice and consent of the U.S. Senate.  The TVA Act provides that to be eligible to be appointed as a member of the TVA Board, an individual must (1) be a citizen of the United States, (2) have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure, (3) not be an employee of TVA,     (4) make full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry, and (5) affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship.  No more than two of the TVA Board members may be legal residents outside of TVA’s service area.

The TVA Board has an Audit, Governance, and Ethics Committee established in accordance with the TVA Act.  TVA’s Audit, Governance, and Ethics Committee consists of Thomas C. Gilliland (chair), Robert M. Duncan, and Howard A. Thrailkill.  None of the members of the Audit, Governance, and Ethics Committee has been determined to be an “audit committee financial expert” under applicable SEC rules, as none of the appointed TVA Board members was required by the TVA Act to meet the criteria of an “audit committee financial expert” under applicable SEC rules.

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

The TVA Board has also established the following committees in addition to the Audit, Ethics, and Governance Committee:

•	Finance, Strategy, Rates, and Administration Committee
•	Operations, Environment and Safety Committee
•	Community Relations and Energy Efficiency Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about TVA’s compensation philosophy and strategy, as well as the policies and decisions that guided TVA in 2008 in establishing the level and nature of the compensation provided to the President and Chief Executive Officer (“CEO”), the Chief Financial Officer and Executive Vice President, Financial Services (“CFO”), and the three most highly compensated executive officers other than the CEO and CFO.  References to the “Named Executive Officers” or “NEOs” throughout this section refer to the executive officers listed in the Summary Compensation Table.

Executive Summary

The TVA Board has established a compensation plan for all TVA employees (the “Compensation Plan”) based on the requirements of the TVA Act.  The Compensation Plan is designed to support TVA’s mission and Strategic Plan and to fulfill the following purposes:

•
Provide a competitive level of compensation that enables TVA to attract, retain, and motivate highly competent employees.  Total compensation for each position in TVA is determined by market pricing based on a level needed to attract, retain, and motivate employees critical to TVA’s success in achieving its mission.  Accordingly, total compensation levels are targeted at the median (50th percentile) of the relevant labor market for most positions.  However, for positions affected by market scarcity, recruitment and retention issues, and other business reasons, total compensation levels are targeted above the median (typically between the 50th and 75th percentile).

•
Encourage and reward executives for their performance and contributions to the successful achievement of financial and operational goals.  A key component of the Compensation Plan is “pay for performance,” which rewards executives for improvement in TVA’s overall performance, as well as that of individual business units and individual employees.  The TVA Board believes that the portion of total direct compensation placed at-risk should increase as an employee’s position and level of responsibility within TVA increases.  Accordingly, a significant percentage of total direct compensation for the Named Executive Officers (40 percent to 65 percent) is performance-based compensation.

•
Provide executives with the focus to achieve short-term and long-term business goals that are important to TVA, TVA’s customers, and the people TVA serves.  TVA seeks to hire and retain executives who are focused on both the short-term and long-term success of TVA.  The Compensation Plan is designed to achieve this goal by providing a mix of salary and at-risk annual and long-term incentive compensation.

•
Improve overall company performance through productivity enhancement.  An executive cannot help meet TVA’s goals and improve performance without the work of others.  For this reason, the performance goals set at the TVA level and business unit level are the same for both executives and all non-executive employees.  In this way, all TVA employees receive compensation in a manner that aligns their work with the same goals and encourages and rewards them for the successful achievement of TVA’s goals.

Under the Compensation Plan, the compensation programs for the Named Executive Officers consist of the components identified in the following table:

Compensation Program Components for Named Executive Officers

Compensation Component	Objective	Key Features

Annual Salary	Fixed and paid biweekly to executives
Total annual cash compensation (salary plus annual and long-term incentive compensation plus long-term deferred compensation) is targeted at the median (50th percentile) for similar positions at other companies in TVA’s peer group, or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons

Reviewed annually to consider changes in peer group benchmark salaries, changes in percentage of performance-based compensation, and/or exceptional individual merit performances in past years

Annual Incentive Compensation	At-risk and based on the attainment of certain pre-established performance goals for the year
Annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA’s peer group provide to those in similar positions

Annual incentive payouts are based on the results of performance goals at the TVA level, business unit level, and the individual level

Reviewed annually to consider changes in peer group benchmark short-term incentives, changes in percentage of performance-based compensation, and/or exceptional individual merit performances in past years

Long-Term Incentive Compensation	At-risk and based on the attainment of certain pre-established performance goals for a performance cycle, typically three years
Long-term incentive payouts are based on the results of performance goals for a specific performance cycle

Reviewed annually to consider changes in peer group benchmark long-term incentives, changes in percentage of performance-based compensation, and/or exceptional individual merit performances in past years

Long-Term Deferred Compensation	Awarded in the form of annual credits that vest after a specified period of time, typically three to five years
Awarded to provide a benefit similar to restricted stock and to provide retention incentives to executives

Executives generally must remain at TVA for the entire length of the agreement in order to receive compensation credits

Annual credit amounts targeted such that long-term deferred compensation comprises 20 percent of total long-term compensation (in conjunction with long-term incentive compensation described above)

Pension Plans	Both qualified and supplemental, which provide compensation beginning with retirement or termination of employment
Broad-based plans available to full-time employees of TVA that are qualified under IRS rules and that are similar to the qualified plans provided by other companies in TVA’s peer group

Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits

Authority for the Executive Compensation Program

The TVA Act is the authority for establishing the compensation of all TVA employees, including the Named Executive Officers, and places responsibility for doing so with the TVA Board.  Under section 2 of the TVA Act, the TVA Board is directed to establish a compensation plan for all TVA employees which:

•	Specifies all compensation (including salary or any other pay, bonuses, benefits, incentives, and any other form of remuneration) for the CEO and TVA employees;
•
Is based on an annual survey of the prevailing compensation for similar positions in private industry, including engineering and electric utility companies, publicly owned electric utilities, and federal, state, and local governments; and

•	Provides that education, experience, level of responsibility, geographic differences, and retention and recruitment needs will be taken into account in determining compensation of employees.

The TVA Act also provides that:

•
The TVA Board will annually approve all compensation (including salary or any other pay, bonuses, benefits, incentives, and any other form of remuneration) of all managers and technical personnel who report directly to the CEO (including any adjustment to compensation);

•	On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule ($149,000 in 2008); and
•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($149,000 in 2008).

The philosophy of the Compensation Plan approved by the TVA Board for all TVA employees, including the Named Executive Officers, is based on the TVA Act.  The philosophy recognizes that many employees, including executives, are called on to accomplish specialized aspects of TVA’s mission safely, reliably, and efficiently, and must have the requisite education, experience, and professional qualifications. These requirements make it necessary for TVA to offer compensation to its specialized employees that makes it possible for TVA to attract highly qualified candidates for positions similar to those in relevant industries and motivates them to stay with TVA.

Board Committee Oversight

For 2008, the Human Resources Committee of the TVA Board was responsible for oversight of executive compensation and was charged with various duties under the Compensation Plan.  In May 2008, the TVA Board reduced the number of Board committees and the duties and responsibilities of the Human Resources Committee under the Compensation Plan were assumed by the Finance, Strategy, Rates, and Administration (“FSRA”) Committee of the TVA Board.  In this Compensation Discussion and Analysis, the Human Resources Committee will be referenced with regard to matters involving the establishment of compensation for 2008; however, the FSRA Committee is responsible for the review of this Compensation Discussion and Analysis, for the review of performance goal achievement for 2008, and for oversight of executive compensation pursuant to the Compensation Plan after May 2008.

Use of Market Data and Benchmarking

TVA seeks to set total compensation for executives at a competitive level with respect to the relevant labor market.  Market information for total compensation, as well as each element of compensation, for the Named Executive Officers in 2008 was obtained from:

•	Published and customized compensation surveys reflecting the relevant labor markets identified for designated positions, and
•	Publicly disclosed information from the proxy statements and annual reports on Form 10-K of energy services companies with revenues of $3 billion and greater.

After the competitive market compensation was compiled for the positions, the Human Resources department, with the assistance of its compensation consultant, Towers Perrin, analyzed the data, and provided its analysis to the Human Resources Committee.  The Human Resources Committee, with the assistance of its independent compensation consultant, Watson Wyatt, used this information to:

•	Test compensation level and incentive opportunity competitiveness,
•	Serve as a point of reference for establishing pay packages for recruiting executives, and
•	Determine appropriate adjustments to compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA’s relevant labor market for most executives, including the Named Executive Officers, was comprised of both private and publicly owned companies in the energy services industry of similar revenue and scope to TVA.  For the survey-based analysis, TVA looked at the following energy services companies with annual revenues of $3 billion and greater from the 2007 Towers Perrin Energy Services Executive Compensation Database:

Allegheny Energy, Inc.	Entergy Corp.*	Pinnacle West Capital Corp.
Alliant Energy Corp.	Exelon Corp.*	PPL Corp.*
Ameren Corp.*	FirstEnergy Corp.*	Progress Energy, Inc.*
American Electric Power Co., Inc.*	FPL Group, Inc.*	Public Service Enterprise Group, Inc.*
Calpine Corp.	Integrys Energy Group, Inc. *	Reliant Energy, Inc.*
CenterPoint Energy, Inc.	MDU Resources, Inc	SCANA Corp.
CMS Energy Corp.*	Mirant Corp.	Sempra Energy *
Consolidated Edison, Inc.*	Northeast Utilities System *	The Southern Company *
Constellation Energy Group, Inc.*	NRG Energy, Inc.	SUEZ Energy North America
Dominion Resources, Inc.*	NSTAR Electric Co.	TXU Corp.
DTE Energy Co.*	OGE Energy Corp.	Wisconsin Energy Corp.
Duke Energy Corp.*	Pacific Gas & Electric Co.*	Xcel Energy, Inc.*
Edison International*	PacifiCorp
El Paso Corp.	Pepco Holdings, Inc.*

For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at a subset of the peer group above, identified with asterisks, as well as two additional companies in the energy services industry (AES Corp. and NiSource Inc.), as recommended by Watson Wyatt.

Executive Compensation Program Components

Total compensation (salaries, annual and long-term incentive compensation, and long-term deferred compensation) for Mr. Kilgore, Ms. Greene, and Mr. McCollum for 2008 was reviewed by the Human Resources Committee, and the recommended compensation packages were submitted by the Human Resources Committee to the TVA Board for approval. Total compensation for Mr. Campbell and Mr. Bhatnagar for 2008 was reviewed and approved by Mr. Kilgore as CEO.

Salary. The salaries received by the Named Executive Officers were based on their levels of responsibility, their individual merit performances in past years, and the competitive levels of compensation for executives in similar positions in the energy services industry.

For 2008, the TVA Board approved a salary of $500,000 for Ms. Greene, unchanged from 2007, and a salary of $721,000 for Mr. McCollum, a 3 percent increase over 2007.  For 2008, Mr. Kilgore as CEO approved a salary of $477,000 for Mr. Campbell, a 6 percent increase over 2007, and a salary of $434,520 for Mr. Bhatnagar, a 2 percent increase over 2007.  The salaries approved for Ms. Greene and Mr. McCollum for 2008 kept both of them near the 50th percentile of the benchmark salaries for similar positions in TVA’s peer group.  The salaries approved for Mr. Campbell and Mr. Bhatnagar for 2008 kept both of them near the 75th percentile of the benchmark salaries for similar positions in TVA’s peer group.  The salaries for Mr. Campbell and Mr. Bhatnagar were targeted at a higher percentile because their positions as Chief Nuclear Officer and Senior Vice President, Nuclear Generation Development and Construction, are subject to high demand and scarcity and recruitment and retention issues within the nuclear industry.  Information about the approval of Mr. Kilgore’s salary for 2008 is provided below under the heading “Considerations Specific to Mr. Kilgore.”

Annual Incentive Compensation.  All executives, including the Named Executive Officers, participate in the Executive Annual Incentive Plan (“EAIP”).  The EAIP is designed to encourage and reward executives for their contributions to successfully achieving short-term financial and operational goals of TVA and applicable business units, as well as individual goals.  Under the EAIP, an executive’s annual incentive payment is calculated as follows:

EAIP Payout	=	Salary	X	Annual Incentive Opportunity	X	Percent of Opportunity Achieved

Annual incentive opportunities increase with position and responsibility.  The annual incentive opportunity was established for each of the Named Executive Officers based on the opportunities other companies provide to those in comparable positions in the energy services industry.   For 2008, the TVA Board approved a 65 percent annual incentive opportunity for Ms. Greene and a 70 percent annual incentive opportunity for Mr. McCollum, both unchanged from 2007.  For 2008, Mr. Kilgore as CEO approved a 75 percent annual incentive opportunity for Mr. Campbell and a 60 percent annual incentive opportunity for Mr. Bhatnagar, both unchanged from 2007.  The annual incentive opportunities were approved for Ms. Greene and Mr. McCollum for 2008 at a level such that 100% target payout (together with salary, 100% target payout of long-term incentive opportunities, and long-term compensation credits) would place their total compensation near but below the 50th percentile of the benchmark total compensation for similar positions in TVA’s peer group.  The annual incentive opportunities were approved for Mr. Campbell and Mr. Bhatnagar for 2008 at a level such that 100 percent target payout (together with salary, 100 percent target payout of long-term incentive opportunities, and long-term compensation credits) would place their total compensation near but below the 75th percentile of the benchmark total compensation for similar positions in TVA’s peer group.  The total compensation for Mr. Campbell and Mr. Bhatnagar was targeted at a higher percentile because their positions as Chief Nuclear Officer and Senior Vice President, Nuclear Generation Development and Construction, are subject to high demand and scarcity and recruitment and retention issues within the nuclear industry.  Information about the approval of Mr. Kilgore’s EAIP incentive opportunity for 2008 is provided below under the heading “Considerations Specific to Mr. Kilgore.”

The percent of opportunity achieved, as used in the formula above, was determined in 2008 by a weighted average of the results of a combination of performance goals at the TVA level, the business unit level, and the individual level.  Performance goals at the TVA level and their weights were identified in TVA’s Winning Performance Balanced Scorecard (the “TVA Scorecard”).  Three of the performance goals identified in the TVA Scorecard (connection point interruptions, non-fuel operation and maintenance expense, and equivalent availability factor) were used in determining annual incentive payouts for the Named Executive Officers and all other participants in the EAIP, as well as all other non-executive TVA employees who participate in TVA’s Winning Performance Team Incentive Plan.  These three performance measures, their weights, and the goals approved by the TVA Board for the 2008 TVA Scorecard, as well as the results for 2008, are set forth below:

2008 TVA Scorecard

			Goals
Performance Metric	Weight	Results Achieved	Threshold (75%)	Target (100%)	Maximum (125%)
Customers
Connection Point Interruptions (Interruptions per Connection Point)	30%	0.81	0.90	0.85	0.80
Financial
Non-Fuel O&M 1 ($/MWh Sales)	40%	13.31	13.45	13.20	12.95
Assets/Operations
Equivalent Availability Factor (%) 2	30%	87.3	89.0	89.5	90.0

1	Operation and Maintenance

2
The equivalent availability factor for 2008 included all of TVA's primary generation components.  For 2009, the calculation of equivalent availability factor has been adjusted to include only nuclear, coal, and combined cycle generation assets.  The availability for combustion turbines and hydroelectric generation has been excluded beginning in 2009.  This adjustment will focus TVA’s performance on the equivalent availability of base load facilities which are needed nearly all times of the year.  Combustion turbine and hydroelectric generation performance will be measured during critical periods of the year, and separate metrics will be utilized to monitor this performance.  If the 2009 calculation methodology had been in place for 2008, the equivalent availability factor would have been 84.

Performance levels between threshold and target achievement levels, and between target and maximum achievement levels, were calculated using straight line interpolation.  The TVA Scorecard represented 30 percent of the potential payout for the Named Executive Officers.

Another 30 percent of the potential payout was tied to business unit performance.  Mr. Campbell’s business unit performance was measured by the results of the Nuclear Power Group, Central Office and Staff scorecard.  The performance measures for the scorecard are: Nuclear Power Group (“NPG”) Site Unit Capability; NPG Forced Loss Rate; Central Office Safe Workplace; NPG Collective Radiation Exposure; NPG Site Production Expense; NPG INPO Performance Indicator; and NPG Unplanned Automatic Scrams.

Mr. Bhatnagar’s business unit performance was measured by the results of the Nuclear Generation Development & Construction scorecard.  The performance measures for this scorecard are:  Nuclear Generation Development and Construction (“NGD&C”) No Significant Plant Events; NGD&C Safe Workplace; NGD&C Capital Budget; and NGD&C Major Milestones Met.

As executives who oversee all business aspects of the company, the business unit performance of Mr. Kilgore, Ms. Greene, and Mr. McCollum was measured by a composite average of the results of all of TVA’s 27 business unit scorecards.

A further 30 percent of the potential payout was tied to the achievement of personal goals established for each of the Named Executive Officers.  Personal goals for Mr. Kilgore were not finalized and documented, and therefore no payment has been made.  Ms. Greene’s personal goals, as approved by Mr. Kilgore as CEO, included pricing programs to promote peak production, improving long-range financial forecasting, and financial statement and reporting controls.  Mr. McCollum’s personal goals, as approved by Mr. Kilgore as CEO, included meeting non-fuel operation and maintenance expense targets, succession planning, and improvement of generation fleet.  Mr. Campbell’s personal goals, as approved by Mr. Kilgore as CEO, included CHI improvement, meeting non-fuel operation and maintenance expense targets, and injury prevention.  Mr. Bhatnagar’s personal goals, as approved by Mr. Kilgore as CEO, included meeting licensing milestones for Watts Bar Unit 2 and Bellefonte, succession planning, and meeting non-fuel operation and maintenance expense targets.

The remaining 10 percent of the potential payout for Mr. Kilgore was based on the subjective assessment by the TVA Board of Mr. Kilgore’s overall performance and contribution to TVA during 2008, the remaining 10 percent of the potential payout for Ms. Greene and Mr. McCollum was based on the subjective assessment by Mr. Kilgore of each of their overall individual performances and contributions to TVA during 2008, and the remaining 10 percent of the potential payout for Mr. Campbell and Mr. Bhatnagar was based on the subjective assessment by Mr. McCollum of each of their overall individual performances and contributions to their respective business units during 2008.

The following table shows for each of the Named Executive Officers for 2008 the performance goals and weighting, the percent of opportunity achieved, the target payout, and the actual payout:

Performance Goals, Percent of Opportunity Achieved, and Target and Actual Payout

NEO	Salary	Annual Incentive Opportunity	Target EAIP Payout	Performance Goals	Weight	Percent of Opportunity Achieved		EAIP Payout

Tom D. Kilgore	$650,000	125%	$812,500			46.13%		$374,806
				TVA Scorecard	30%	21.48%
				Composite average of all TVA business unit scorecards	30%	16.65%
				Personal Goals and Subjective Assessment	40%	8.00	% 1

Kimberly S. Greene	$500,000	65%	$325,000			77.63%		$252,298
				TVA Scorecard	30%	21.48%
				Composite average of all TVA business unit scorecards	30%	16.65%
				Personal Goals and Subjective Assessment	40%	39.50%

William R. McCollum, Jr.	$721,000	70%	$504,700			74.63%		$376,658
				TVA Scorecard	30%	21.48%
				Composite average of all TVA business unit scorecards	30%	16.65%
				Personal Goals and Subjective Assessment	40%	36.50%

William R. Campbell	$477,000	75%	$357,750			43.72%		$156,408
				TVA Scorecard	30%	21.48%
				Results of scorecard for Nuclear Power Group, Central Office and Staff	30%	3.49%
				Personal Goals and Subjective Assessment	40%	18.75%

Ashok S. Bhatnagar	$434,520	60%	$260,712			99.09%		$258,340
				TVA Scorecard	30%	21.48%
				Results of scorecard for Nuclear Generation Development and Construction	30%	36.36%
				Personal Goals and Subjective Assessment	40%	41.25%

1	Because personal goals for Mr. Kilgore were not finalized and documented, Mr. Kilgore was not evaluated, and no award was made on 30 percent.

Overall EAIP awards may be adjusted based on the evaluation of individual achievements and performance results.  In 2008, no adjustment was made to the amount of the calculated payout for any Named Executive Officer.

Awards to the Named Executive Officers under the EAIP for 2008 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  Additional information regarding the basis of the payouts under the EAIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.

Long-Term Incentive Compensation.  In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the Executive Long-Term Incentive Plan (“ELTIP”).  Executives in critical positions are those who make decisions that significantly influence the development and execution of TVA’s long-term strategic objectives.  In 2008, the TVA Board approved certain revisions to the design of the ELTIP in order to strengthen the pay-for-performance orientation and overall effectiveness of the plan by:

•	Using performance criteria that are directly aligned with TVA’s Strategic Plan;
•
Shifting from a “last year of cycle” performance approach to a “cumulative” performance approach to measure performance achieved for the three-year performance cycles (i.e., making the ELTIP function more as a long-term than an annual incentive);

•
Targeting award opportunities at levels that approximate median levels of competitiveness with TVA’s peer group and incorporating the Human Resource Committee’s policy of having (i) approximately 80 percent of each executive’s total long-term incentive opportunity be performance based (under the ELTIP) and approximately 20 percent of each executive’s total long-term incentive opportunity be retention and security-oriented (under the Long-Term Deferred Compensation Plan (“LTDCP”) as described below under the heading “Long-Term Deferred Compensation”), while allowing for a reasonable period of time to transition to the median levels of opportunity; and

•
Expanding the award opportunity range from the range of 75 percent to 125 percent of salary to a broader range of 50 percent to 150 percent of salary to enable payment of awards that are commensurate with performance achievements.

As a part of implementing the revised ELTIP plan design, the TVA Board approved two initial overall measures of TVA performance to be applied to all participants in the ELTIP: connection point interruptions (the number of interruptions of power at connection points caused by TVA’s transmission system) and retail rates (the quotient of distributor reported retail power revenue divided by distributor reported retail power sales).  Since transition to the new structure was required, the TVA Board approved the performance measures of connection point interruptions and retail rates for the one-year cycle ended September 30, 2008, the two-year cycle ending September 30, 2009, and the three-year cycle ending September 30, 2010.  The TVA performance criteria may be adapted for future performance cycles, and the number of criteria used may vary from cycle to cycle.

The goals associated with the two performance measures are generally based on a comparison of TVA’s performance to the performance of surveyed transmission providers and regional utilities, and rolling three-year target comparisons for the surveyed group are utilized.  The goals approved for the connection point interruptions performance measure for each of the one-, two-, and three-year performance cycles described above are as follows:

•
The target goal (which will also serve as the threshold goal that must be met before there is any incentive payment under this measure) is TVA ranking at or above the 75th percentile of the performance of the surveyed transmission providers (the “ELTIP CPI Comparison Group”), and

•	The maximum goal is TVA ranking at or above the 90th percentile of the ELTIP CPI Comparison Group’s performance.

The goals approved for the retail rates performance measure for each of the one-, two-, and three-year performance cycles described above are as follows:

•	The threshold goal is based on improvement over the last performance cycle,
•
The target goal is TVA ranking at or above the 75th percentile of the performance of a comparison group of regional utilities with annual revenues greater than $3 billion (the “ELTIP Retail Rates Comparison Group”), and

•	The maximum goal is TVA ranking at or above the 90th percentile of the ELTIP Retail Rates Comparison Group’s performance.

For 2008, connection point interruptions performance data came from data provided by SGS Statistical Services based on an analysis of voluntary survey responses solicited from 30 electric utilities (not all of which provided data).  Retail rate data (retail sales and retail revenue) for the ELTIP Retail Rates Comparison Group was obtained from the EIA-826 Monthly Electric Utility Database.  The ELTIP Retail Rates Comparison Group was composed of 22 utilities, which are subsidiaries of holding companies with annual revenues greater than $3 billion, in the regional proximity of the TVA service territory.

Under the revised ELTIP plan design, an executive’s incentive payment continues to be calculated as follows:

ELTIP Payout	=	Salary	X	ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

The objective of the revised ELTIP plan design is to establish incentive opportunities for each of the Named Executive Officers, based on a percentage of his or her base salary rate at the end of the performance period, to approximate 80 percent of each Named Executive Officer’s total long-term compensation (in conjunction with long-term deferred compensation described below).   Accordingly, for the performance period ended September 30, 2008, the TVA Board approved a 65 percent long-term incentive opportunity for Ms. Greene and a 70 percent long-term incentive opportunity for Mr. McCollum, both unchanged from 2007, and Mr. Kilgore as CEO approved an 80 percent long-term incentive opportunity for Mr. Campbell and a 45 percent long-term incentive opportunity for Mr. Bhatnagar, both unchanged from 2007.  Information about the approval of Mr. Kilgore’s ELTIP incentive opportunity for the performance period ended September 30, 2008, is provided below under the heading “Considerations Specific to Mr. Kilgore.”

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the one-year cycle ended September 30, 2008:

ELTIP Performance Goals, Weighting, and Percent of Opportunity

	Goals				Percent Achieved
Performance Measure	Threshold (50%)	Target (100%)	Maximum (150%)	Performance Result	Actual (%)	X	Weight (%) =	Result (%)
Retail Rate	Improvement Over Last Performance Cycle	Top 25% of Comparison Companies	Top 10% of Comparison Companies	Below Threshold	0.00	% X	50%	0.00%

Connection Point Interruption	Top 25% of Comparison Companies	Top 25% of Comparison Companies	Top 10% of Comparison Companies	Between Target and Maximum	148.65	% X	50%	74.32%

				Overall Percent of Opportunity Achieved				74.32%

As a part of the revised ELTIP plan design, the TVA Board reserved discretion to review results and peer group comparison at the end of each performance cycle and to approve adjustments in payouts, if appropriate, given the circumstances.  In 2008, no discretion was exercised to adjust the amount of the payout for the Named Executive Officers based on the performance criteria described above.

As a result, the Named Executive Officers were awarded the following ELTIP payouts for 2008 in comparison to the 2008 target payouts:

2008 ELTIP payouts

NEO	Salary	ELTIP Incentive Opportunity	Target ELTIP Payout	Percent of Opportunity Achieved	ELTIP Payout

Tom D. Kilgore	$650,000	150%	$975,000	74.32%	$724,620

Kimberly S. Greene	$500,000	65%	$325,000	74.32%	$241,540

William R. McCollum, Jr.	$721,000	70%	$504,700	74.32%	$375,093

William R. Campbell	$477,000	80%	$381,600	74.32%	$283,605

Ashok S. Bhatnagar	$434,520	45%	$195,534	74.32%	$145,321

Awards provided to the Named Executive Officers under the ELTIP for the performance period that ended on September 30, 2008, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  Additional information regarding the basis of the payouts under the ELTIP is presented in the narrative that accompanies the Grants of Plan-Based Awards Table.

Long-Term Deferred Compensation. Unlike private sector companies in the energy services industry, TVA is a corporate agency and instrumentality of the United States and thus does not have equity securities to provide stock awards or options as a form of compensation for its employees.  Although TVA cannot and does not seek to replicate the type of equity-based compensation available at companies in TVA’s peer group, TVA does enter into agreements with certain executives, including the Named Executive Officers, that are administered under TVA’s LTDCP, which provides a retention incentive similar to restricted stock.  The LTDCP agreements are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with salary and EAIP and ELTIP incentive awards, a competitive level of total compensation.  Under these agreements, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period.  If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with a deferral election made at the time the LTDCP agreement was entered into.  Annual credits provided to the Named Executive Officers under LTDCP agreements in 2008 are reported in the “All Other Compensation” column in the Summary Compensation Table.  These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table since the credits were placed in deferred compensation accounts in the Named Executives Officers’ names.

Descriptions of all the LTDCP agreements with the Named Executive Officers are found following the Grants of Plan-Based Awards Table.

Considerations Specific to Mr. Kilgore.  Since selecting Mr. Kilgore as President and CEO in October 2006, the TVA Board had not adjusted Mr. Kilgore’s compensation leading into 2008. Accordingly, at the beginning of 2008, the Human Resources Committee, in consultation with its independent executive compensation consultant, Watson Wyatt, evaluated Mr. Kilgore’s current compensation relative to TVA’s Compensation Plan and peer group to determine whether to recommend adjustments to Mr. Kilgore’s compensation to the TVA Board for 2008.

In 2007, Mr. Kilgore received an annual salary of $650,000, an EAIP incentive opportunity of 70 percent of salary, and an ELTIP incentive opportunity of 60 percent of salary, plus a $300,000 credit under an LTDCP agreement.  After considering information on chief executive officer compensation at the median of the relevant marketplace (TVA’s peer group) provided by Watson Wyatt, the Human Resources Committee recommended that the TVA Board increase Mr. Kilgore’s potential total compensation in 2008 by keeping his salary and LTDCP credit the same and increasing his EAIP and ELTIP incentive opportunities to 125 percent and 150 percent of salary, respectively.  The Human Resources Committee’s recommendation was lower than that recommended by Watson Wyatt, and the Human Resources Committee made its recommendation taking into account the special place and mission of TVA, Mr. Kilgore’s preference that his base salary not be increased, and the belief that his total compensation should be placed at greater risk than any other TVA executive (65 percent of overall compensation) given the special challenges facing TVA in 2008 and his overall responsibility for the company as President and CEO.  At its November 29, 2007, meeting, the TVA Board reviewed and approved the recommendation of the Human Resources Committee.

Below is a chart comparing the chief executive officer median compensation data provided by Watson Wyatt based on TVA’s peer group with the compensation approved by the TVA Board for Mr. Kilgore for 2008:

CEO Peer Group Compensation Comparison

	Watson Wyatt Chief Executive Officer Median Market Data Range (TVA Peer Group)	TVA Board Approved Compensation for 2008

Base Salary	$1,000,000 - $1,020,000	$650,000
Annual Incentive %	128% - 138%	125%
Total Cash Compensation	$2,323,000 - $2,427,000	$1,462,500
Long-Term Incentive %	297% - 343%	150%
Total Direct Compensation	$5,357,000 - $5,922,000	$2,737,500

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

In addition, certain executives in critical positions, including each of the Named Executive Officers, as determined by TVA on an individual basis, are eligible to participate in a supplemental executive retirement plan (“SERP”).  The SERP is a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA’s qualified plans.  The availability of this supplemental pension plan helps TVA to remain competitive in attracting and retaining top-level executives.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites.  In 2008, TVA provided certain executives, including Ms. Greene, Mr. McCollum, Mr. Campbell, and Mr. Bhatnagar, a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs, and insurance.  Vehicle allowances are granted on a “business need” basis to a very limited number of executives.  The amount of the vehicle allowances granted to the Named Executive Officers is reported in the “All Other Compensation” column in the Summary Compensation Table.

In connection with their moves to Tennessee in 2007, Ms. Greene and Mr. McCollum received  in 2008 certain relocation reimbursements and payments.  These relocation reimbursements and payments are reported in the “All Other Compensation” column in the Summary Compensation Table.

TVA did not provide any other perquisites to the Named Executive Officers in 2008.

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

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table sets forth information regarding compensation earned by each of the Named Executive Officers in 2008 (and 2007 and 2006 as applicable).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus 1 ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings 2 ($) (h)		All Other Compensation ($) (i)		Total ($) (j)

Tom D. Kilgore President and Chief Executive Officer	2008	$655,000	–	–	–	$1,099,426	3	$406,152	4	$310,125	5	$2,470,703
	2007	$308,693	$341,293	–	–	$890,507	6	$138,274	7	$309,900		$1,988,667
	2006	$140,000	$511,984	–	–	$627,861	8	$98,172	9	$306,300		$1,684,317

Kimberly S. Greene Chief Financial Officer and Executive Vice President, Financial Services	2008	$503,847	–	–	–	$493,838	10	$223,707	11	$78,797	12	$1,300,189
	2007	$38,462	–	–	–	$36,159	13	$242,752	14	$370,900		$688,273
	2006	–	–	–	–	–		–		–		–

William R. McCollum, Jr. Chief Operating Officer	2008	$726,547	–	–	–	$751,751	15	$126,440	16	$223,237	17	$1,827,975
	2007	$293,461	–	–	–	$1,042,132	18	$2,026,417	19	$468,727		$3,830,737
	2006	–	–	–	–	–		–		–		–

William R. Campbell Chief Nuclear Officer and Executive Vice President, TVA Nuclear	2008	$480,669	–	–	–	$440,013	20	$161,975	21	$222,113	22	$1,304,770
	2007	–	–	–	–	–		–		–		–
	2006	–	–	–	–	–		–		–		–

Ashok S. Bhatnagar Senior Vice President, Nuclear Generation Development and Construction	2008	$437,863	–	–	–	$403,661	23	$29,226	24	$165,612	25	$1,036,362
	2007	$236,608	$189,384	–	–	$470,668	26	$154,937	27	$165,405		$1,217,002
	2006	$140,000	$276,070	–	–	$390,648	28	$160,615	29	$158,655		$1,125,988

Notes:
(1)
Represents additional annual compensation paid in quarterly installments through May 31, 2007.  Prior to March 31, 2006, the TVA Act provided that salaries for TVA employees, including the Named Executive Officers, could match but not exceed the salary of a TVA Board member.  Although the TVA Act, as amended by the Consolidated Appropriations Act, removed this limitation, salaries were limited to $145,400 for a portion of 2007.  Accordingly, additional annual compensation, which was paid in quarterly installments, was used in conjunction with salaries to provide a competitive level of base compensation.

(2)	Represents the aggregate change in pension value under TVA’s qualified defined benefit plan and TVA’s SERP.

(3)	Includes $374,806 awarded under the EAIP and $724,620 awarded under the ELTIP.

(4)	Includes increases of $12,232 under TVA’s qualified defined benefit plan and $393,920 under the SERP.

(5)
Includes an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore, and $10,125 in 401(k) employer matching contributions.   Mr. Kilgore will become vested in the $300,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(6)	Includes $427,382 awarded under the EAIP and $463,125 awarded under the ELTIP.

(7)	Includes increases of $11,088 under TVA’s qualified defined benefit plan and $127,186 under the SERP.

(8)	Includes $334,152 awarded under the EAIP and $293,709 awarded under the ELTIP.

(9)	Includes increases of $8,882 under TVA’s qualified defined benefit plan and $89,290 under the SERP.

(10)	Includes $252,298 awarded under the EAIP and $241,540 awarded under the ELTIP.

(11)	Includes increases of $9,529 under TVA’s qualified defined benefit plan and $214,178 under the SERP.

(12)	Includes $11,764 in vehicle allowance payments, $44,384 in relocation assistance payments, and $15,101 in tax reimbursements associated with relocation assistance payments.

(13)
Includes $25,439 awarded under the EAIP and $10,720 awarded under the ELTIP.  Ms. Greene joined TVA on September 1, 2007, and both the EAIP and ELTIP incentive awards were prorated based on the number of months she participated in the performance cycles.

(14)	Includes increases of $5,598 under TVA’s qualified defined benefit plan and $237,154 under the SERP.

(15)	Includes $376,658 awarded under the EAIP and $375,093 awarded under the ELTIP.

(16)	Includes increases of $10,821 under TVA’s qualified defined benefit plan and $115,619 under the SERP.

(17)
Includes an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. McCollum, $11,764 in vehicle allowance payments, $114 in relocation assistance payments, and $1,233 in tax reimbursements associated with relocation assistance payments, and $10,125 in 401(k) employer matching contributions.   Mr. McCollum will become vested in the $200,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(18)	Includes $460,257 awarded under the EAIP and $581,875 awarded under the ELTIP.

(19)
Includes increases of $5,385 under TVA’s qualified defined benefit plan and $2,021,032 under the SERP.  The $2,026,417 amount represents a correction of the $1,430,162 amount reported in TVA’s 2007 Annual Report on Form 10-K, as amended, which included increases of $5,385 under TVA’s qualified defined benefit plan and $1,424,777 under the SERP.

(20)	Includes $156,408 awarded under the EAIP and $283,605 awarded under the ELTIP.

(21)	Includes increases of $14,049 under TVA’s qualified defined benefit plan and $147,926 under the SERP.

(22)
Includes an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Campbell, $11,764 in vehicle allowance payments, $224 in tax reimbursements associated with relocation assistance payments, and $10,125 in 401(k) employer matching contributions.   Mr. Campbell will become vested in the $200,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(23)	Includes $258,340 awarded under the EAIP and $145,321 awarded under the ELTIP.

(24)	Includes increases of $14,284 under TVA’s qualified defined benefit plan and $14,942 under the SERP.

(25)
Includes an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar, and $11,764 in vehicle allowance payments.   Mr. Bhatnagar will become vested in the $150,000 credit in accordance with the terms of the LTDCP agreement.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(26)
Includes $199,572 awarded under the EAIP, $227,644 awarded under the ELTIP, and a credit in the amount of $43,452 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(27)	Includes increases of $16,030 under TVA’s qualified defined benefit plan and $138,907 under the SERP.

(28)
Includes $210,007 awarded under the EAIP, $140,641 awarded under the ELTIP, and a credit in the amount of $40,000 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2006 associated with the Browns Ferry Unit 1 Recovery Project.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan Agreements.”

(29)	Includes increases of $12,945 under TVA’s qualified defined benefit plan and $147,670 under the SERP.

The following table provides information regarding non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive for performance in the performance cycles ending in 2008.

Grants of Plan-Based Awards Table

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards 1
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)

Tom D. Kilgore	EAIP 2 ELTIP 3	$609,375 $487,500	$812,500 $975,000	$1,015,625 $1,462,500

Kimberly S. Greene	EAIP 2 ELTIP 3	$243,750 $162,500	$325,000 $325,000	$406,250 $487,500

William R. McCollum, Jr.	EAIP 2 ELTIP 3	$378,525 $252,350	$504,700 $504,700	$630,875 $757,050

William R. Campbell	EAIP 2 ELTIP 3	$268,313 $190,800	$357,750 $381,600	$447,188 $572,400

Ashok S. Bhatnagar	EAIP 2 ELTIP 3	$195,534 $97,767	$260,712 $195,534	$325,890 $293,301

Notes

(1)  TVA does not have any equity securities and has no equity-based awards.

(2)  Actual awards earned for performance in 2008 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(3)  Actual awards earned for the performance cycle ended on September 30, 2008, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Executive Annual Incentive Plan Awards.  Incentive opportunities under the EAIP for 2008 were as follows:

Executive Annual Incentive Plan

Name	EAIP Incentive Opportunity 1

Tom D. Kilgore	125%
Kimberly S. Greene	65%
William R. McCollum, Jr.	70%
William R. Campbell	75%
Ashok S. Bhatnagar	60%

        Note
        (1)      Represents a percentage of each participant’s salary.

Awards earned under the EAIP for 2008 were calculated as the product of salary times the annual incentive opportunity times the percent of opportunity achieved for each Named Executive Officer.  Based on this calculation, the EAIP payouts were $374,806 (57.66 percent of salary) for Mr. Kilgore; $252,298 (50.46 percent of salary) for Ms. Greene; $376,658 (52.24 percent of salary) for Mr. McCollum; $156,408 (32.79 percent of salary) for Mr. Campbell; and $258,340 (59.45 percent of salary) for Mr. Bhatnagar.  All awards will be paid in cash during the first quarter of 2009 with a deferral option. Mr. McCollum elected to defer 100 percent of his EAIP award earned for 2008.

Executive Long-Term Incentive Plan Awards.  Incentive opportunities for the one-year performance cycle ended on September 30, 2008, were as follows:

Executive Long-Term Incentive Plan

Name	ELTIP Incentive Opportunity 1

Tom D. Kilgore	150%
Kimberly S. Greene	65%
William R. McCollum, Jr.	70%
William R. Campbell	80%
Ashok S. Bhatnagar	45%

Note
(1)   Represents a percentage of each participant’s salary.

Awards earned under the ELTIP for the one-year performance cycle ended on September 30, 2008, were calculated as the product of salary times the ELTIP incentive opportunity times the percent of opportunity achieved for each Named Executive Officer.  Based on this calculation, and a 74.32 percent of opportunity achieved, the ELTIP payouts were $724,620 (111.48 percent of salary) for Mr. Kilgore; $241,540 (48.31 percent of salary) for Ms. Greene; $375,093 (52.02 percent of salary) for Mr. McCollum; $283,605 (59.46 percent of salary) for Mr. Campbell; and $145,321 (33.44 percent of salary) for Mr. Bhatnagar.  All awards will be paid in cash during the first quarter of 2009 with a deferral option.  Mr. McCollum elected to defer 100 percent of his ELTIP award earned for the performance cycle ended on September 30, 2008.

Long-Term Deferred Compensation Plan Agreements.

In March 2005, TVA entered into a LTDCP agreement with Mr. Kilgore.  Under the terms of the agreement, Mr. Kilgore received deferred compensation credits of $300,000 on March 31, 2005, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Pursuant to the agreement, Mr. Kilgore was vested in the first credit of $300,000 at the time the credit was made in March 2005 and will be vested in any earnings on this amount.  Mr. Kilgore will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed to him in a lump sum following the termination of his employment with TVA.  In the event TVA terminates Mr. Kilgore’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Kilgore’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Kilgore voluntarily terminates his employment or TVA terminates Mr. Kilgore’s employment for cause prior to the expiration of the agreement, all credits in Mr. Kilgore’s account, except the initial $300,000 credit and any earnings on this amount, will be forfeited.

In September 2007, TVA entered into a LTDCP agreement with Ms. Greene.  Under the terms of the agreement, Ms. Greene received a deferred compensation credit of $280,000 on September 4, 2007, and a deferred compensation credit of $100,000 on October 1, 2008.  Ms. Greene will also receive deferred compensation credits in the amount of $100,000 each on October 1, 2009, and October 1, 2010, if she remains employed by TVA on these dates.  Pursuant to the agreement, Ms. Greene was vested in the first credit of $280,000 at the time the credit was made and will be vested in any earnings on this amount.  Ms. Greene will vest in the remaining balance of her account only if she remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits in her account under this LTDCP agreement will be distributed to her in five annual installments following the termination of her employment with TVA.  In the event TVA terminates Ms. Greene’s employment during the term of the LTDCP agreement through no act or delinquency of her own, any credits and earnings on those credits in Ms. Greene’s account at the time of termination will become vested and distributed to her in five annual installments.  If Ms. Greene voluntarily terminates her employment or TVA terminates Ms. Greene’s employment for cause prior to the expiration of the agreement, all credits in Ms. Greene’s account, except the initial $280,000 credit and any earnings on this amount, will be forfeited.

In May 2007, TVA entered into a LTDCP agreement with Mr. McCollum.  Under the terms of the agreement, Mr. McCollum received a deferred compensation credit of $350,000 on May 1, 2007, and deferred compensation credits of $200,000 on October 1, 2007, and October 1, 2008.  Mr. McCollum will also receive deferred compensation credits in the amount of $200,000 each on October 1, 2009, and October 1, 2010, if he remains employed by TVA on these dates.  Pursuant to the agreement, Mr. McCollum was vested in the first credit of $350,000 at the time the credit was made and will be vested in any earnings on this amount.  Mr. McCollum will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits in his account under this LTDCP agreement will be distributed to him in five annual installments following the termination of his employment with TVA.  In the event TVA terminates Mr. McCollum’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. McCollum’s account at the time of termination will become vested and distributed to him in five annual installments.  If Mr. McCollum voluntarily terminates his employment or TVA terminates Mr. McCollum’s employment for cause prior to the expiration of the agreement, all credits in Mr. McCollum’s account, except the initial $350,000 credit and any earnings on this amount, will be forfeited.

In March 2007, TVA entered into a LTDCP agreement with Mr. Campbell.  Under the terms of the agreement, Mr. Campbell received a deferred compensation credit of $70,000 on May 14, 2007, and deferred compensation credits of $200,000 on October 1, 2007, and October 1, 2008.  Mr. Campbell will also receive deferred compensation credits in the amount of $200,000 each on October 1, 2009, October 1, 2010, and October 1, 2011, if he remains employed by TVA on these dates.  Pursuant to the agreement, Mr. Campbell was vested in the first credit of $70,000 at the time the credit was made and will be vested in any earnings on this amount.  Mr. Campbell will vest in the remaining balance of his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2012.  All vested credits in his account under this LTDCP agreement will be distributed to him in five annual installments following the termination of his employment with TVA.  In the event TVA terminates Mr. Campbell’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Campbell’s account at the time of termination will become vested and distributed to him in five annual installments.  If Mr. Campbell voluntarily terminates his employment or TVA terminates Mr. Campbell’s employment for cause prior to the expiration of the agreement, all credits in Mr. Campbell’s account, except the initial $70,000 credit and any earnings on this amount, will be forfeited.

In September 2004, TVA entered into a LTDCP agreement with Mr. Bhatnagar.  Under the terms of the agreement, Mr. Bhatnagar received deferred compensation credits of $150,000 on October 1, 2004, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Mr. Bhatnagar will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2009, after which the account will be distributed to him in a lump sum.  In the event TVA terminates Mr. Bhatnagar’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Bhatnagar’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Bhatnagar voluntarily terminates his employment or TVA terminates Mr. Bhatnagar’s employment for cause prior to the expiration of the agreement, all credits in Mr. Bhatnagar’s account will be forfeited.

In addition to the LTDCP agreement with Mr. Bhatnagar described above, TVA has entered into a second LTDCP agreement with Mr. Bhatnagar that provides annual credits of up to $50,000 for a period of four years based on the accomplishment of major milestones associated with the Browns Ferry Unit 1 Recovery Project.  The actual amount credited each year is based on the achievement of specific milestones established at the beginning of each year.  Under this agreement, credits earned were vested and credited to a deferred compensation account in Mr. Bhatnagar’s name at the end of each year.  For 2007, the milestone objective established for Mr. Bhatnagar’s agreement was the successful restart date of Browns Ferry Unit 1 with a 100 percent payout for restart by May 22, 2007, 75 percent payout for restart by  June 15, 2007, and no payout for restart after June 15, 2007.  The payout percentage for a successful restart date between May 22, 2007, and June 15, 2007 was determined by straight-line interpolation.  For purposes of the agreement, Browns Ferry Unit 1 was considered successfully restarted on June 2, 2007.  As a result, Mr. Bhatnagar was awarded a credit of $43,452 for 2007, which, under the terms of the agreement, has been placed in a deferred compensation account in his name to be distributed in a lump sum upon termination of employment.

Retirement and Pension Plans

The following table provides the actuarial present value of the Named Executive Officer’s accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2008, determined using a methodology and interest rate and mortality rate assumptions that are consistent with those used in the financial statements contained in this Annual Report as set forth in Note 14.

Pension Benefits Table

Name (a)	Plan Name (b)	Number of Years of Credited Service 1 (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Year ($) (e)

Tom D. Kilgore	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	3.58 8.00 2	$36,809 $1,978,804	$0 $0
Kimberly S. Greene	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	1.08 16.08 3	$15,127 $451,332	$0 $0
William R. McCollum, Jr.	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	1.42 11.42 4	$16,206 $2,136,651	$0 $0
William R. Campbell	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	1.33 6.33 5	$15,599 $870,414	$0 $0
Ashok S. Bhatnagar	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	9.08 9.08	$112,561 $569,930	$0 $0

Notes:
(1)	Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.

(2)
Mr. Kilgore has been granted three additional years of credited service for pre-TVA employment following five years of actual TVA service.  In the event his employment is terminated during the first five years (other than for cause), the five-year vesting requirement will be waived and he will receive credit for eight years of service.  In addition, the offset for prior employer pension benefits will be waived, and the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the actual pension benefit he will receive as a participant in the CBBS.  Without waiving the vesting requirement and the additional years of credited service, the present value of Mr. Kilgore’s accumulated benefit would be $0.

(3)
Ms. Greene has been granted 15 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The offset for benefits provided under TVA’s defined benefit plan will be calculated based on the benefit she will be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  In the event that Ms. Greene voluntarily terminates her employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided to her under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived and the benefit Ms. Greene will be eligible to receive will be payable no earlier than age 55.  As of September 30, 2008, the present value of this benefit is $451,332.  Without the additional years of credited service, the present value of Ms. Greene’s accumulated benefit would be $0.

(4)
Mr. McCollum has been granted 10 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In the event Mr. McCollum voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived as long as the termination is considered acceptable to TVA, and Mr. McCollum would be eligible to receive benefits payable in five annual installments following termination.  The present value of this benefit as of September 30, 2008, is $2,136,651.  Without the additional years of credited service, the present value of Mr. McCollum’s accumulated benefit would be $0.

(5)
Mr. Campbell has been granted five additional years of credited service for pre-TVA employment and the offsets for prior employer pension benefits and social security benefits have been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In addition, the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the actual pension benefit he will receive as a participant in the CBBS.  In the event Mr. Campbell voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination (other than for cause) following the required five years of vesting service, his termination will be considered an approved termination under TVA’s SERP and a benefit equal to that calculated for an “Approved Termination” will be payable upon termination as long as the termination is considered acceptable to TVA.  The present value of this benefit as of September 30, 2008, is $870,414.  Without the additional years of credited service, the present value of Mr. Campbell’s accumulated benefit would be $0.

Qualified Defined Benefit Plan.  TVA sponsors a qualified defined benefit plan with two structures for employees, including the Named Executive Officers, which is administered by the TVA Retirement System.  The structures are the Original Benefit Structure (“OBS”) and the CBBS.  Participation in the OBS is limited to employees who were covered under the plan prior to January 1, 1996.  All employees first hired by TVA on or after January 1, 1996, participate in the CBBS.  As with any other qualified retirement plan, there are limits on employee and employer contributions and compensation that can be counted for benefit calculations set by the TVA Retirement System rules and IRS regulations.

All of the Named Executive Officers are members of the CBBS.  Under the CBBS, each member has a cash balance account that receives pay credits equal to six percent of his/her compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table, although compensation could not exceed $225,000 in 2008 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is 3 percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ending on the previous October 31.  The minimum interest rate is 6 percent and the maximum interest rate is 10 percent unless the TVARS Board, with TVA’s approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member’s actual age in years and months.

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

For purposes of the SERP, an “approved” termination means termination of employment with TVA due to (i) retirement on or after the participant’s 62nd birthday, (ii) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board or its delegatee, (iii) death in service as an employee, (iv) disability (as such term is defined under TVA’s long-term disability plan), or (v) any other circumstances approved by the TVA Board or its delegatee.  For purposes of the SERP, an “unapproved” termination means a termination of employment with TVA when such termination does not constitute an “approved” termination as defined in the preceding sentence.

SERP Tier 1.  All of the Named Executive Officers are participants in Tier 1.  The Tier 1 structure is designed to replace 60 percent of the amount of a participant’s compensation at the time the participant reaches age 62 and has accrued 24 years of service at TVA.

Tier 1 benefits are based on a participant’s highest average compensation during three consecutive SERP years and a pension multiple of 2.5 percent for each year of credited service up to a maximum of 24 years.  Compensation is defined as salary, additional annual compensation, and EAIP for benefit calculation purposes.  Tier 1 benefits are offset by Social Security benefits, benefits provided under TVA’s defined benefit plan, and prior employer pension benefits when applicable.  All of the Named Executive Officers are participants in Tier 1.

SERP Tier 2.  None of the Named Executive Officers participates in Tier 2.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2008 and already reported in the Summary Compensation Table but rather the amounts of compensation earned by the Named Executive Officers in 2008 or prior years that was or has been deferred.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last FY ($) (b)		Registrant Contributions in Last FY ($) (c)		Aggregate Earnings in Last FY 1 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE 2 ($) (f)

Tom D. Kilgore	$0		$300,000	3	$(9,578)	$0	$3,031,630	4
Kimberly S. Greene	$0		$0		$14,093	$0	$295,069
William R. McCollum, Jr.	$751,751	5	$200,000	6	$(145,695)	$0	$1,193,092	7
William R. Campbell	$0		$200,000	8	$13,580	$0	$284,893	9
Ashok S. Bhatnagar	$0		$150,000	10	$(433,599)	$0	$2,145,527	11

Notes

(1)	Includes vested and unvested earnings. None of these amounts are included in the Summary Compensation Table.

(2)	Includes vested and unvested amounts.

(3)	Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore (reported in the “All Other Compensation” column in the Summary Compensation Table).

(4)
Represents the balance of Mr. Kilgore’s account, including unvested credits and earnings totaling $990,564, as of September 30, 2008.  The amount in the “Aggregate Balance at Last FYE” column includes $783,661 (EAIP and ELTIP deferrals) reported in the Summary Compensation Table for 2007.

(5)
Mr. McCollum elected to defer 100 percent of the $376,658 to be awarded under the EAIP for 2008 and 100 percent of the $375,093 to be awarded under the ELTIP for the performance period that ended on September 30, 2008.  These amounts are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(6)	Represents an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. McCollum (reported in the “All Other Compensation” column in the Summary Compensation Table).

(7)
Represents the balance of Mr. McCollum’s account, including unvested credits and earnings totaling $179,036, as of September 30, 2008.  The amount in the “Aggregate Balance at Last FYE” column includes $781,599 (EAIP and ELTIP deferrals) reported in the Summary Compensation Table for 2007.  The amount reported in “Executive Contributions in Last FY” column will be credited to his account in the first quarter of 2009 and is not included in the balance.

(8)	Represents an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. Campbell (reported in the “All Other Compensation” column in the Summary Compensation Table).

(9)	Represents the balance of Mr. Campbell’s account, including unvested credits and earnings totaling $210,003, as of September 30, 2008.

(10)	Represents an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar (reported in the “All Other Compensation” column in the Summary Compensation Table).

(11)	Represents the balance of Mr. Bhatnagar’s account, including unvested credits and earnings totaling $627,348, as of September 30, 2008.

TVA allows participants in the EAIP, ELTIP, and LTDCP to elect to defer all or a portion of the compensation earned under those plans that is eligible for deferral under applicable IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more of several notional investment options made available by TVA or allow some or all funds to accrue interest at the rate established at the beginning of each fiscal year.  Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

No executives, including the Named Executive Officers, were permitted to defer any portion of their annual salary in 2008.  Participants in the EAIP and ELTIP, including the Named Executive Officers, are permitted to elect annually to defer all or a portion of their awards (25, 50, 75 or 100 percent) received under the plans.

Severance Agreements

In January 2005, TVA entered into an agreement with Mr. Kilgore that provides a lump-sum payment equal to one year’s annual compensation if (1) his duties, responsibilities, or compensation is substantially reduced, and he terminates his employment with TVA, or (2) his employment is terminated for any reason other than “for cause.”  For purposes of this agreement, “annual compensation” is defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals.  As of September 30, 2008, this lump-sum payment would have been equal to $2,437,500.  In addition, if his employment had been terminated on September 30, 2008, other than for cause or as a result of a voluntary resignation, Mr. Kilgore would have received $990,564 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments, which as of September 30, 2008, had a present value of $1,978,804.  Upon termination of employment for any reason, Mr. Kilgore would be eligible to receive any amounts in his 401(k) plan account, subject to plan rules, and any amounts that he earned in past years but elected to defer.

In August 2007, TVA entered into an agreement with Ms. Greene that provides a lump-sum payment in an amount equal to two years’ annual compensation in the event that TVA’s current Chief Executive Officer no longer occupies that position and Ms. Greene is asked to leave TVA employment for any reason other than for cause or she terminates her employment because she is asked to take a position with TVA other than her then current position as Chief Financial Officer and Executive Vice President, Financial Services.  For purposes of this agreement, “annual compensation” is defined as annual salary plus the amount of the annual incentive award based on 100 percent achievement of target performance goals.  As of September 30, 2008, this lump-sum payment would have been equal to $1,650,000.  In addition, if her employment had been terminated on September 30, 2008, other than for cause or as a result of a voluntary resignation, Ms. Greene would have been eligible to receive SERP benefits payable in five annual installments beginning no earlier than age 55.  As of September 30, 2008, the present value of these SERP benefits was $451,332.  Upon termination of employment for any reason, Ms. Greene would be eligible to receive any amounts in her 401(k) plan account that she contributed and any earnings on these amounts, subject to plan rules, and any amounts that she earned in past years but elected to defer.

Neither Mr. McCollum, Mr. Campbell, nor Mr. Bhatnagar has a severance agreement with TVA.  However, had Mr. McCollum’s employment been terminated on September 30, 2008, other than for cause or as a result of a voluntary resignation, Mr. McCollum would have received $179,036 under his LTDCP agreement payable in five annual installments following termination, and SERP benefits payable in five annual installments, which as of September 30, 2008, had a present value of $2,136,651, assuming the termination was deemed an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. McCollum would be eligible to receive any amounts in his 401(k) plan account that he contributed and any earnings on these amounts, subject to plan rules, and any amounts that he earned in past years but elected to defer.  Had Mr. Campbell’s employment been terminated on September 30, 2008, other than for cause or as a result of a voluntary resignation, Mr. Campbell would have received $210,003 under his LTDCP agreement payable in five annual installments following termination, and SERP benefits payable in five annual installments, which as of September 30, 2008, had a present value of $870,414, assuming the termination was deemed an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. Campbell would be eligible to receive any amounts in his 401(k) plan account that he contributed and any earnings on these amounts, subject to plan rules, and any amounts that he earned in past years but elected to defer.  Had Mr. Bhatnagar’s employment been terminated on September 30, 2008, other than for cause or as a result of a voluntary resignation, Mr. Bhatnagar would have received $627,348 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments beginning no earlier than age 55, which as of September 30, 2008, had a present value of $569,561, assuming the termination was deemed an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. Bhatnagar would be eligible to receive $112,561 under TVA’s qualified defined benefit plan payable in the form of an actuarial equivalent lifetime annuity, any amounts in his 401(k) plan account, subject to plan rules, and any amounts that he earned in past years but elected to defer.

Other Agreements

Except as described above, there are no other agreements between TVA and any of the Named Executive Officers.

Director Compensation

The TVA Act provides for nine directors on the TVA Board.  The TVA Board is currently composed of seven directors with two vacant positions to be filled upon nomination by the President of the United States and confirmation by the Senate.  Under the TVA Act, each of TVA’s directors receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which provides for adjustments in the annual rates of pay of employees on the Executive Schedule of the United States Government.  As of September 30, 2008, the base stipend amounted to $46,900 per year unless (1) the director is the chair of a TVA Board committee, in which case the stipend is $48,000 per year, or (2) the director is the chairman of the TVA Board, in which case the stipend is $53,200 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses that they incur in attending meetings and for other official TVA business in the same manner as other persons employed intermittently in federal government service.

The annual stipends provided by the TVA Act for each director and to the chairman of the TVA Board as of September 30, 2008, were as follows:

TVA Board Annual Stipends

Name	Annual Stipend ($)

Dennis C. Bottorff	$48,000
Donald R. DePriest	$48,000
Robert M. Duncan	$46,900
Thomas C. Gilliland	$48,000
Bishop William H. Graves	$46,900
William B. Sansom	$52,200
Howard A. Thrailkill	$48,000

The following table set outs the compensation received by TVA’s directors during 2008.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings 1 ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Dennis C. Bottorff	$48,631					$869	$49,500
Donald R. DePriest	$48,631					$2,301	$50,932
Robert M. Duncan	$48,631					$869	$49,500
Thomas Chandler Gilliland 2	$24,554					$435	$24,989
Bishop William H. Graves 3	$24,433					$574	$25,007
Skila S. Harris 4	$30,908					$1,735	$32,643
William B. Sansom	$52,909					$945	$53,854
Howard A. Thrailkill	$48,631					$2,445	$51,076
Susan Richardson Williams 5	$11,677					$669	$12,346

Notes
(1)  TVA directors do not participate in the TVA Retirement System, TVA’s SERP, or any non-qualified deferred compensation plan available to TVA employees.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System (“FERS”).  FERS is administered by the federal Office of Personnel Management (“OPM”), and information regarding the value of FERS pension benefits is not available to TVA.

(2)  Mr. Gilliland did not become a director until March 28, 2008.

(3)  Bishop Graves served on the TVA Board from October 10, 2006 to December 31, 2007, and was reappointed to the TVA Board on June 24, 2008.

(4)  Ms. Harris ended her service as a director on May 19, 2008.

(5)  Ms. Williams served on the TVA Board from March 31, 2006 to December 31, 2007.  Although Ms. Williams has been nominated for a second term, she has not been confirmed by the Senate.

Directors are eligible to participate in TVA’s health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.  The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVA Retirement System and do not participate in TVA’s SERP.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System (“FERS”).  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan.  Each director pays full Social Security taxes and makes a small contribution (0.8 percent of salary or stipend) to the Basic Benefit Plan.

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

Compensation Committee Interlocks and Insider Participation

The FSRA Committee consists of the following three directors: Dennis C. Bottorff, Chair, Donald R. DePriest, and William B. Sansom.  Pursuant to the Compensation Plan, the FSRA Committee will review the compensation of the CEO and his direct reports, monitor the process for approving compensation for TVA employees compensated in excess of the federal government’s Executive Schedule Level IV ($149,000 as of September 30, 2008), monitor TVA executive compensation programs, and periodically review the compensation and benefits programs for all TVA employees.

Under the TVA Act, the TVA Board has the authority to approve the compensation of the CEO and his direct reports as well as the salaries of employees whose salaries exceed Executive Schedule Level IV.  While the FSRA Committee can recommend that the TVA Board approve the compensation of the CEO and his direct reports and the salaries of employees whose salaries exceed Executive Schedule Level IV, the FSRA Committee has no approval authority.

No executive officer of TVA serves on the board of an entity which in turn has an executive officer of the entity serving as a director of TVA.

Compensation Committee Report

The FSRA Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the FSRA Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE FINANCE, STRATEGY, RATES, AND ADMINISTRATION COMMITTEE

Dennis C. Bottorff, Chair
Donald R. DePriest
William B. Sansom

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

5.
Any action taken or interest held that creates, or may reasonably be perceived as creating, a conflict of interest restricted by this additional policy applicable to TVA Directors and the Chief Executive Officer should immediately be disclosed to the Chairman of Board of Directors and the Chairman of the Audit Governance, and Ethics Committee.  The Audit, Governance, and Ethics Committee shall be responsible for initially reviewing all such disclosures and making recommendations to the entire Board on what action, if any, should be taken.  The entire Board, without the vote of any Director(s) involved, shall determine the appropriate action to be taken.

6.
Any waiver of this additional policy applicable to TVA Directors and the Chief Executive Officer may be made only by the Board, and will be disclosed promptly to the public, subject to the limitations on disclosure imposed by law.

TVA relies on the policies, practices, laws, and regulations discussed above to regulate conflicts of interest involving employees, including directors and executive officers.  TVA has no other written or unwritten policy for the approval or ratification of any transactions in which TVA was or is to be a participant and in which any director or executive officer of TVA (or any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of any director or executive officer of TVA) had or will have a direct or indirect material interest.

U.S. Treasury Interim Obligations

TVA has access to a financing arrangement with the U.S. Treasury under which the U.S. Treasury is authorized to accept interim obligations with maturities of one year or less in an aggregate amount outstanding not to exceed $150 million.  TVA may draw any portion of the authorized $150 million.  Interest is accrued daily at a rate determined by the United States Secretary of the Treasury each month based on the average rate on outstanding marketable obligations of the United States with maturities of one year or less.  During 2008, the daily average outstanding balance was approximately $74 million.  See Note 11 — Short-Term Debt.

Power Facility Appropriation Investment

In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the Power Facility Appropriation Investment.  Under the TVA Act, TVA is required to repay $1 billion of the Power Facility Appropriation Investment, and $110 million of this amount remained unpaid as of September 30, 2008.  Once TVA repays this $110 million, there will still be an outstanding balance on the Power Facility Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Notes 9 and 16.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees billed (after applicable adjustments) for the audit and other services provided by Ernst and Young LLP, for the year ended September 30, 2008, and PricewaterhouseCoopers LLP, for the year ended September 30, 2007.

Principal Accountant Fees and Services
(in actual dollars)
Year	Principal Accountant	Audit Fees1	Audit-Related Fees2	Other Fees3	Total
2008	Ernst and Young LLP	$1,603,016	$517,090	$–	$2,120,106
2007	PricewaterhouseCoopers LLP	1,723,508	77,881	1,960	1,803,349

(1)
Audit fees consist of fees for professional services rendered for the audit of TVA's annual financial statements, fees for review of the interim financial statements included in TVA's quarterly reports, and fees for Bond offering comfort letters.

(2)	Audit-related fees include professional services rendered in connection with Sarbanes-Oxley Act of 2002 Section 404 readiness assistance.

(3)	Other fees include transition services related to the change in auditors.

The TVA Board has an Audit, Governance, and Ethics Committee.  Under the TVA Act, the Audit, Governance, and Ethics Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA’s Audit, Governance, and Ethics Committee in consultation with the Inspector General recommended that the TVA Board select Ernst and Young LLP as TVA’s external auditor for the 2008 and 2009 audits and other related services, and the TVA Board approved these recommendations.

At the Audit, Governance, and Ethics Committee’s August 6, 2007, meeting, the Audit, Governance, and Ethics Committee approved a policy on audit and permissible non-audit services (the “Policy”).  The Policy provides that all auditing services and permissible non-audit services shall be pre-approved by the Audit, Governance, and Ethics Committee unless:

•
The aggregate amount of all such non-audit services provided to TVA does not exceed five percent of the total amount TVA pays the external auditor during the fiscal year in which the non-audit services are provided;

•	Such services were not recognized by TVA at the time of the engagement to be non-audit services or non-audit related services; and
•
Such services are promptly brought to the attention of the Audit, Governance, and Ethics Committee and approved at the next scheduled Audit, Governance, and Ethics Committee meeting or by one or more members of the Audit, Governance, and Ethics Committee to whom the authority to grant such approvals has been delegated.

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

The Policy also delegates to the Chairman of the Audit, Governance, and Ethics Committee the authority to pre-approve a permissible service so long as the amount of the service does not exceed $100,000 and the Chairman reports for informational purposes the services pre-approved at the Audit, Governance, and Ethics Committee’s next meeting.

The Audit, Governance, and Ethics Committee pre-approved all of the audit and audit-related services for 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as part of this Annual Report:

(1)	Financial Statements. The following documents are provided in Item 8 herein.

Statements of Income
Balance Sheets
Statements of Cash Flow
Statements of Changes in Proprietary Capital
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm (Ernst and Young LLP)

(2)	Financial Statement Schedules.

Schedules not included are omitted because they are not required or because the required information is provided in the financial statements, including the notes thereto.

Schedule II — Valuation and Qualifying Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2008
Allowance for doubtful accounts
Receivables	$2	$1	$(1)	$2
Loans	15	4	(6)	13
Inventories	43	7	(3)	47

Total allowances deducted from assets	$60	$12	$(10)	$62

For the year ended September 30, 2007
Allowance for doubtful accounts
Receivables	$10	$–	$(8)	$2
Loans	15	–	–	15
Inventories	38	7	(2)	43

Total allowances deducted from assets	$63	$7	$(10)	$60

For the year ended September 30, 2006
Allowance for doubtful accounts
Receivables	$7	$3	$–	$10
Loans	15	1	(1)	15
Inventories	36	13	(11)	38

Total allowances deducted from assets	$58	$17	$(12)	$63

(3)	List of Exhibits

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended , 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as Amended on April 3, 2008, and May 19, 2008 (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment Dated as of May 11, 2007, to the Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment Dated as of November 2, 2007, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.6*
Second Amendment Dated as of May 9, 2008, to the Spring Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of May 11, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.7*
Third Amendment Dated as of November 10, 2008, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of November 2, 2006, and November 2, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2008, File No. 000-52313)

10.8	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.9
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.11
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.16	Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.17	Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.18	Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC

10.19*
Buy-Back Arrangements Dated as of September 30, 2008, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent, Lead Arranger, and a Lender, and the Other Lenders Referred to Therein

10.20
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.26†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.27†
Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995 (Incorporated by reference to Exhibit 10.15 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.28†
Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29†
Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30†
Tennessee Valley Authority Long Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.31†
TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996 (Incorporated by reference to Exhibit 10.23 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.32†
Offer Letter to Tom D. Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.33†
Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.34†
Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 (Incorporated by reference to Exhibit 10.27 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.35†	Offer Letter to William R. Campbell Accepted as of April 4, 2007

10.36†
Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.37†
First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.38†
Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.22 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.39†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†
Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.41†	Deferral Agreement Between TVA and William R. Campbell Dated as of June 15, 2007

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

† Management contract or compensatory arrangement.

* Certain schedule(s) and/or exhibit(s) have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2008		TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom D. Kilgore	President and Chief Executive Officer	December 16, 2008
Tom D. Kilgore	(Principal Executive Officer)

/s/ Kimberly S. Greene	Chief Financial Officer and Executive Vice	December 16, 2008
Kimberly S. Greene	President, Financial Services
(Principal Financial Officer)

/s/ John M. Thomas	Vice President and Controller	December 16, 2008
John M. Thomas	(Principal Accounting Officer)

/s/ William B. Sansom	Chairman and Director	December 16, 2008
William B. Sansom

/s/ Dennis C. Bottorff	Director	December 16, 2008
Dennis C. Bottorff

/s/ Donald R. DePriest	Director	December 16, 2008
Donald R. DePriest

/s/ Robert M. Duncan	Director	December 16, 2008
Robert M. Duncan

/s/ Thomas C. Gilliland	Director	December 16, 2008
Thomas C. Gilliland

/s/ Bishop William H. Graves	Director	December 16, 2008
Bishop William H. Graves

/s/ Howard A. Thrailkill	Director	December 16, 2008
Howard A. Thrailkill

EXHIBIT INDEX

Exhibit No.	Description
3.1

Tennessee Valley Authority Act of 1933, as amended , 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as Amended on April 3, 2008, and May 19, 2008 (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.2
Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.3
Amendment Dated as of November 2, 2006, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, File No. 000-52313)

10.4
Amendment Dated as of May 11, 2007, to the Spring Maturity Credit Agreement Dated as of May 17, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 000-52313)

10.5
Second Amendment Dated as of November 2, 2007, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of November 2, 2006, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.6*
Second Amendment Dated as of May 9, 2008, to the Spring Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of May 11, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.7*
Third Amendment Dated as of November 10, 2008, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, and Amended as of November 2, 2006, and November 2, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2008, File No. 000-52313)

10.8	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.9
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.11
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.16	Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.17	Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.18	Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC

10.19*
Buy-Back Arrangements Dated as of September 30, 2008, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent, Lead Arranger, and a Lender, and the Other Lenders Referred to Therein

10.20
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.26†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.27†
Tennessee Valley Authority Supplemental Executive Retirement Plan, Effective as of October 1, 1995 (Incorporated by reference to Exhibit 10.15 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.28†
Tennessee Valley Authority Executive Annual Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29†
Tennessee Valley Authority Executive Long-Term Incentive Plan, Effective in Fiscal Year 1999 (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30†
Tennessee Valley Authority Long Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.31†
TVA Merit Incentive Supplemental Retirement Income Plan, Effective January 1996 (Incorporated by reference to Exhibit 10.23 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.32†
Offer Letter to Tom D. Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.33†
Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.34†
Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 (Incorporated by reference to Exhibit 10.27 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.35†	Offer Letter to William R. Campbell Accepted as of April 4, 2007

10.36†
Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.37†
First Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.38†
Second Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.22 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.39†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†
Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.41†	Deferral Agreement Between TVA and William R. Campbell Dated as of June 15, 2007

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

† Management contract or compensatory arrangement.

* Certain schedule(s) and/or exhibit(s) have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.