Form 10-Q
period 2008-12-31
Tennessee Valley Authority
filed 2009-02-12
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” or other similar expressions.  Examples of forward-looking statements include, but are not limited to:
•	Statements regarding strategic objectives;
•	Projections regarding potential rate actions;
•	Estimates regarding power and energy forecasts;
•	Expectations about the adequacy of TVA’s funding of its pension plans, nuclear decommissioning trust, and asset retirement trust;
•	Estimated costs associated with the ash spill at TVA’s Kingston Fossil Plant; and
•	Estimated costs to comply with the order that TVA received in the case brought by North Carolina alleging public nuisance.

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:
•	New laws, regulations, and administrative orders;
•	Loss of customers;
•	The performance or failure of TVA’s generation, transmission, and related assets (including waste storage facilities such as ash ponds);
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing or future environmental laws and regulations;
•	Significant delays or cost overruns in construction of generation and transmission assets or the cleanup of the Kingston ash spill;
•	Inability to obtain regulatory approval for the construction of generation assets;
•	Significant changes in demand for electricity;
•	Legal and administrative proceedings, including awards of damages and amounts paid in settlements;
•	Weather conditions, including drought;
•	Failure of TVA’s transmission facilities or the transmission facilities of other utilities;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, construction materials, electricity, and emission allowances;
•	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, and its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Unplanned contributions to TVA’s pension or other postretirement benefit plans or to TVA’s nuclear decommissioning trust;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in TVA’s plans for allocating its financial resources among projects;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred;
•	Volatility in financial markets;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

      Additionally, other risks that may cause actual results to differ materially from the predicted results are set forth in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Annual Report”) and in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made or for any other reason.

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2009, 2008, etc.) in this Quarterly Report refer to TVA’s fiscal years ended September 30.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended December 31
(in millions)

	2008	2007

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,569	$1,913
Industries directly served	442	392
Federal agencies and other	38	25
Other revenue	28	30
Total operating revenues	3,077	2,360
Operating expenses
Fuel and purchased power	1,383	922
Operating and maintenance	590	580
Depreciation, amortization, and accretion	396	390
Tax equivalents	148	120
Environmental clean up costs – Kingston ash spill (Note 1)	525	–
Total operating expenses	3,042	2,012

Operating income	35	348

Other (expense) income, net	(9)	3

Interest expense
Interest on debt and leaseback obligations	334	341
Amortization of debt discount, issue, and reacquisition costs, net (Note 2)	5	5
Allowance for funds used during construction and nuclear fuel expenditures	(8)	(3)
Net interest expense	331	343

Net (loss) income	$(305)	$8

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

ASSETS
	December 31	September 30
	2008	2008
Current assets	(Unaudited)
Cash and cash equivalents	$153	$213
Restricted cash and investments	–	106
Accounts receivable, net	1,393	1,405
Inventories and other, net	876	779
Total current assets	2,422	2,503

Property, plant, and equipment
Completed plant	40,468	40,079
Less accumulated depreciation	(17,260)	(16,983)
Net completed plant	23,208	23,096
Construction in progress	1,855	1,892
Nuclear fuel and capital leases	856	791
Total property, plant, and equipment, net	25,919	25,779

Investment funds	765	956

Regulatory and other long-term assets
Deferred nuclear generating units	2,640	2,738
Other regulatory assets	5,299	4,166
Subtotal	7,939	6,904
Other long-term assets	978	995
Total regulatory and other long-term assets	8,917	7,899

Total assets	$38,023	$37,137

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,564	$1,333
Environmental clean up costs – Kingston ash spill (Note 1)	525	–
Collateral funds held	–	103
Accrued interest	312	441
Current portion of leaseback obligations	54	54
Current portion of energy prepayment obligations	106	106
Short-term debt, net	2,393	185
Current maturities of long-term debt	679	2,030
Total current liabilities	5,633	4,252

Long-term liabilities
Other long-term liabilities	4,634	3,514
Regulatory liabilities	530	860
Asset retirement obligations	2,350	2,318
Leaseback obligations	1,295	1,299
Energy prepayment obligations	901	927
Total long-term liabilities	9,710	8,918

Long-term debt, net	19,603	20,404

Total liabilities	34,946	33,574

Commitments and contingencies

Proprietary capital
Appropriation investment	4,718	4,723
Retained earnings	2,264	2,571
Accumulated other comprehensive loss	(210)	(37)
Accumulated net expense of nonpower programs	(3,695)	(3,694)
Total proprietary capital	3,077	3,563

Total liabilities and proprietary capital	$38,023	$37,137

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended December 31
(in millions)

	2008	2007

Cash flows from operating activities
Net (loss) income	$(305)	$8
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion	401	395
Nuclear refueling outage amortization	29	25
Amortization of nuclear fuel	51	44
Non-cash retirement benefit expense	35	35
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	395	34
Environmental clean up costs - Kingston ash spill	525	–
Other, net	(11)	(2)
Changes in current assets and liabilities
Accounts receivable, net	(12)	247
Inventories and other	(133)	(103)
Accounts payable and accrued liabilities	(19)	(200)
Accrued interest	(129)	(100)
Pension contributions	–	(19)
Refueling outage costs	(30)	(36)
Other, net	(2)	–
Net cash provided by operating activities	769	302

Cash flows from investing activities
Construction expenditures	(421)	(365)
Nuclear fuel expenditures	(168)	(137)
Change in restricted cash and investments	(17)	23
Change in collateral funds	(455)	–
Purchases of investments, net	(1)	(2)
Loans and other receivables
Advances	(2)	(4)
Repayments	2	3
Net cash used in investing activities	(1,062)	(482)

Cash flows from financing activities
Long-term debt
Issues	39	41
Redemptions and repurchases	(2,000)	–
Short-term issues, net	2,208	143
Payments on leaseback financing	(4)	(1)
Financing costs, net	(1)	–
Payments to U.S. Treasury	(8)	(10)
Other	(1)	–
Net cash provided by financing activities	233	173

Net change in cash and cash equivalents	(60)	(7)
Cash and cash equivalents at beginning of period	213	165

Cash and cash equivalents at end of period	$153	$158

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
For the three months ended December 31, 2008 and 2007
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2007	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss)	–	10	–	(2)	8	$8
Return on Power Facility Appropriation Investment	–	(5)	–	–	(5)	–
Accumulated other comprehensive loss	–	–	(4)	–	(4)	(4)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2007 (unaudited)	$4,738	$1,768	$(23)	$(3,685)	$2,798	$4

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net loss	–	(304)	–	(1)	(305)	$(305)
Return on Power Facility Appropriation Investment	–	(3)	–	–	(3)	–
Accumulated other comprehensive loss	–	–	(173)	–	(173)	(173)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)	–

Balance at December 31, 2008 (unaudited)	$4,718	$2,264	$(210)	$(3,695)	$3,077	$(478)

The accompanying Notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
(Dollars in millions except where noted)

1. Kingston Fossil Plant Ash Spill

During the first quarter, an event at Tennessee Valley Authority’s (“TVA”) Kingston Fossil Plant (“Kingston”), which TVA operates pursuant to the TVA Act, was reportable to federal, state, and local environmental and emergency response agencies.

The Event. On December 22, 2008, a dike failed at Kingston located near Kingston, Tennessee, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, including approximately 50 acres of privately owned land. Some of the material flowed into the nearby Watts Bar Reservoir at Emory River mile 2.5.  The ash spill rendered three homes uninhabitable because of structural damage.  The initial entry of the ash into Watts Bar Reservoir also created a large wave of water that damaged or destroyed approximately 50 boat docks and caused other water damage. The event also temporarily interrupted utilities to nearby residents, blocked two local roads, and blocked a rail spur to the Kingston plant.

At this time, the cause of the event is not known. TVA has retained an independent engineering firm to perform a root-cause analysis to determine the cause.  Additionally, TVA’s Office of Inspector General is performing an independent assessment of the cause of the event.

Kingston is one of the larger fossil plants operated by TVA. It generates 10 billion kilowatt-hours of electricity a year, enough to supply the needs of about 700,000 homes in the Tennessee Valley.  While TVA has been conservatively operating the plant since the event, TVA’s ability to operate the plant itself was not affected by the ash release, although constraints associated with the containment of fly ash produced by future operations could limit the plant’s availability at some time in the future.

Response and Cleanup. Fly ash is a by-product of a coal-fired plant. It is a gray material with a consistency similar to flour. It is made up mostly of silica, similar to sand. Though the ash itself is inert, it may contain trace amounts of other substances that occur naturally in coal, such as arsenic, cadmium, lead, mercury, and selenium. It is used in building products such as cement, mortar, stucco, and grout. It also is used in some potting soils and as a soil conditioner. TVA has sold fly ash commercially.  At Kingston, fly ash is placed in one of three wet ash containment areas. The involved containment area covered approximately 84 acres. The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

Cleanup and recovery efforts are being conducted in coordination with federal and state agencies. Starting on the day of the event, TVA put equipment and personnel in place to install floating booms to minimize the movement of cenospheres (inert hollow spheres of sand-like material created in the coal-fired boiler) along the river  surface and to prepare for cleanup of the floating material. Progress has been made in removing the ash from two local roads. The two roads are still closed to public traffic but have been cleared sufficiently for use by construction equipment.  The rail spur has been cleared, and the plant has resumed receiving shipments of coal by rail.

TVA is constructing structures in the waterway, one weir and one dike, as part of the recovery. The weir is underwater and the dike is above water.  The weir allows water flow to continue while trapping the ash material.    The dike is used to keep additional ash from moving into the river.  The coal ash in the Emory River and the temporary weir have raised the flood elevations approximately 11 miles upstream from Kingston through Harriman.  Until the ash and the weir are removed, there is an increased risk of flooding for some river-front properties.  The change in the flood elevation is only a temporary one until TVA removes the ash and underwater weir from the river.  After the ash and weir are removed, the flood elevations will return to levels established before the spill.  TVA’s financial responsibility related to flood damages will also end at this time.

The U.S. Coast Guard closed approximately four miles of the Emory River to navigation for 30 days subsequent to the event, except for vessels involved in the sampling and recovery operations.  The Emory River has now been reopened by the U.S. Coast Guard with navigation precautions in the area of the spill.

TVA does not currently have an estimate as to how long the recovery process will take, but has begun to estimate the cost of associated cleanup and recovery activities. TVA has recognized an accrual of $525 million at December 31, 2008, in connection with the current expected cleanup costs related to the event.  Costs incurred through December 31, 2008, totaled $4 million and are included in the accrual above.  Through January 31, 2009, actual costs incurred totaled $31 million.   The accrual currently includes, among other things, a best estimate of costs to contain the cenospheres, reconstruct roads and railways, perform sampling and analysis, and construct the weir and dike and the low end of a range of estimates to remove an estimated 5 million cubic yards of ash.  The cost of the removal of the ash is in large part dependent on the final disposal plan approved by regulatory authorities. At this time, the full plan has not been filed with or approved by the Tennessee Department of Environment and Conservation (“TDEC”).  TVA did submit its proposed Phase I Ash Removal Plan to the Environmental Protection Agency (“EPA”), TDEC, and the U.S. Army Corps of Engineers on February 5, 2009, requesting approval.  The proposed plan contains steps to begin to remove ash from the Emory River channel by dredging the ash from the river channel, pumping the material through a pipe to the on-site sluice channel, allowing it to dry, and then removing it to a temporary storage location on-site.  The final plan may include various methods of disposal ranging from storing ash on site to moving the ash offsite by barge or truck to a developed landfill.  Due to the uncertainty at this time of the plan to be proposed, a range of reasonable estimates has been developed and the low end of the range has been accrued.  The range of estimated cost varies from approximately $525 million to approximately $825 million, depending largely on the method of disposal that will be used.  This range could change significantly if TVA is required to use a method of disposal other than what has been considered at this time or the amount of ash to be disposed of changes.  The range can also be impacted by new laws and regulations that may be imposed on TVA as part of changes to ash disposal regulations being discussed at both the state and federal level.

No amounts are included in the estimates above for regulatory actions, or litigation, or any fines or penalties that may be assessed because TVA cannot estimate these at this time. Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

TVA will also be working with state and federal agencies to determine the extent of the environmental impact of the ash release and the steps necessary to monitor and restore the environment over the long term.  At this time, TVA does not know the extent of the damage or the remedies that will be required for restoration.

Post-Spill Testing.  The EPA and TDEC began water quality testing shortly after the event.  TDEC reports that samples received to date show that municipal water supplies meet drinking water standards.  Samples taken of raw water in the river also meet drinking water standards except for a few instances for arsenic immediate to the site.  A sample right after the spill and samples after a large rain event showed total arsenic in the water to be above drinking water standards, but still below fish and aquatic life standards.  All EPA, TDEC, and TVA water treatment facility sampling results from Rockwood, Harriman, Cumberland, and Kingston, Tennessee indicate that the municipal drinking water, which is filtered and treated by municipal treatment facilities, continues to meet water quality standards.

Through January 15, 2009, TDEC has sampled more than 65 private groundwater wells within a four mile radius of the plant.  All sample results were within safe drinking water standards.

More than 9,200 mobile air monitoring samples have been collected offsite and in residential areas. All sample results have been within the National Ambient Air Quality Standards for Particulate Matter.

EPA soil testing reports indicate that, except for arsenic, concentrations of metals in the spilled ash are well below EPA Region 4 Removal Action Levels (“RALs”). Some concentrations of arsenic were above the residential RALs but below the industrial RALs. The concentrations are well below levels found in well-fertilized soils and many naturally occurring soils in Tennessee.  In addition, the levels were significantly below the limits to be classified as a hazardous waste.

Other groups have also sponsored other testing of sediment in the vicinity of Kingston.  In some cases, these tests have been reported in the media as finding levels of radium and arsenic that differ significantly from those found by TVA and independent labs.  TVA is continuing monitoring activities and is reviewing the methodology and results of these studies.

Insurance. TVA has property and excess liability insurance programs in place which may cover some of the costs. The insurers for each of these programs have been notified of the event. TVA is working with its insurers to provide information, as it becomes available, on the event and its cause, to determine applicable coverage. As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation. TVA has received claims for damages from private individuals and companies allegedly affected by the event, and TVA expects to receive additional claims. Several lawsuits have been filed, including class action lawsuits, and TVA has received three notices of intent to sue. TVA’s potential costs related to claims or lawsuits cannot be reasonably estimated at this time.

On December 30, 2008, four individual property owners in Roane County, Tennessee, filed a lawsuit in the Roane County Circuit Court against TVA and certain TVA officers.  The complaint alleges that TVA negligently caused the ash spill at Kingston, and that the ash spill damaged their property.  They are seeking $165 million dollars ($15 million in compensatory damages and $150 million in punitive damages) for the damage to their property.

Three lawsuits seeking class action status for individuals allegedly damaged by the Kingston ash pond spill have been filed against TVA in the Eastern District of Tennessee in Knoxville, Tennessee:

•
The first was filed on January 7, 2009, by a landowner in Roane County, Tennessee, on behalf of himself and all similarly situated landowners. The lawsuit alleges that the ash spill constitutes a private nuisance which has interfered with the use and value of the property of the proposed class members, and seeks compensatory damages in excess of $5 million.

•
The second lawsuit was filed on January 9, 2009, by nine individual landowners in Roane County, Tennessee, against TVA. The plaintiffs are seeking class action status on behalf of all similarly situated persons.  The complaint alleges, among other things, negligence and inverse condemnation and seeks compensatory damages in excess of $5 million.

•
The third lawsuit was filed on January 9, 2009, by six individual landowners in Roane County, Tennessee, and one local business.  The plaintiffs are seeking class action status on behalf of all entities (including individuals and businesses) located within a 25-mile radius of Kingston.  The complaint alleges, among other things, gross negligence, strict liability, nuisance per se, and violation of various state and federal environmental statutes.  The plaintiffs seek, among other forms of relief, compensatory damages, punitive damages, and an injunction requiring TVA to perform immediate medical and environmental testing, to abate the nuisance, and to remediate the environmental damage.

A coalition of environmental groups including the Sierra Club has sent TVA a notice of intent to sue over alleged violations of federal laws related to the Kingston ash spill.  The Southern Alliance for Clean Energy has also sent TVA two notices of its intent to sue.  In addition to the lawsuits that have been filed, TVA has received substantial claims from private individuals and companies allegedly affected by the ash spill, and expects to receive additional claims.   TVA cannot reasonably estimate at this time the amount, if any, for which TVA might be liable in regards to these claims.

TDEC Order.   On January 12, 2009, TDEC issued an administrative order in connection with the Kingston ash spill.  The order is based on a finding of an emergency requiring immediate action to protect the public health, safety, or welfare, or the health of animals, fish, or aquatic life, or a public water supply, or recreational, commercial, industrial, agricultural, or other reasonable uses.  The order assesses no penalties, addressing just the corrective action for the emergency situation.  TDEC reserves the right to issue further orders.  Among other things, the order requires TVA to:

•	Continue to implement actions to prevent the movement and migration of sediment contaminated with ash further downstream,
•	Provide support for TDEC’s comprehensive review of all TVA coal ash impoundments located within Tennessee,
•	Submit to TDEC all existing studies, reports, and memoranda that are potentially relevant to explaining or analyzing the failure of the Kingston containment structures,
•	Provide support for TDEC’s initial assessment of the impact of the ash release on all waters of the state, including wetlands and groundwaters,

•      Submit to TDEC a Corrective Action Plan (“CAP”) that includes a plan for:

–	Remediating impacted segments of the environment and restoration of all natural resource damages,
–           Monitoring air and water,
–           Providing protection of public and private drinking water supplies,
–           Managing on a short-term and long-term basis coal ash at Kingston, and
–           Addressing any health and safety hazards,
•      Implement the CAP upon its approval by TDEC,
•
Assist TDEC in the evaluation to determine the need for further remedial action or monitoring beyond that already conducted under the CAP, and if additional actions are determined by TDEC to be necessary, submit plans for and implement the additional activities, and

•      Pay all costs associated with TDEC’s investigation of the ash release.

In a letter to TVA dated February 5, 2009, EPA and TDEC expressed their commitment to work collaboratively in their oversight of cleanup activities associated with the ash spill at the Kingston Fossil Plant.  The commitment by EPA and TDEC will help ensure that the reviews and approvals by the two regulatory agencies will be conducted in an efficient and expeditious manner.  Also, EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act ("CWA") and have requested that TVA provide duplicate copies of all plans, reports, work proposals and other submittals to EPA and TDEC simultaneously. EPA and TDEC, in turn, will coordinate their reviews and approvals.

Fly Ash Control. At Kingston, fly ash is collected in wet ash ponds. Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds. The other five plants use a dry collection method. TVA’s ash collection sites follow the permit requirements for the states in which they are constructed. They are surrounded by dikes and incorporate drain systems and water runoff controls. TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.  The root cause analysis firm hired to investigate the Kingston event is sharing information with the assessment contractor.

Currently, coal combustion by-products, including fly ash, are not regulated as hazardous waste. Regulations could be promulgated or legislation could be passed that would address how TVA and others that operate coal-fired plants provide for coal ash containment. TVA is unable to predict at this time whether any regulatory actions may be taken, or what the outcome or impact of any such regulations could be.

2. Summary of Significant Accounting Policies

General

TVA is a wholly-owned corporate agency and instrumentality of the United States.  TVA was created by the U.S. Congress in 1933 by virtue of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region.  TVA manages the Tennessee River and its tributaries for multiple river-system purposes, such as navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, and industry.

Substantially all of TVA’s revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and TVA properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Basis of Presentation

TVA prepares its interim financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2008, and the notes thereto, which are contained in TVA’s Annual Report.

Use of Estimates

TVA prepares its financial statements in conformity with GAAP applied on a consistent basis.  In some cases, management may make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the related amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included.

Fiscal Year

TVA’s fiscal year ends September 30.  Unless otherwise indicated, years (2009, 2008, etc.) refer to TVA’s fiscal years.

Restricted Cash and Investments

As of September 30, 2008, TVA had $106 million in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which resulted in the funds being reported in Restricted cash and investments.  Due to the changing economic environment and the terms of the swap agreement, previously posted funds were returned to the counterparty during the quarter ended December 31, 2008.  At December 31, 2008, TVA had no Restricted cash and investments on its Balance Sheet.

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At December 31 2008	At September 30 2008

Power receivables billed	$269	$357
Power receivables unbilled	1,099	1,000
Fuel cost adjustment – current	–	24
Total power receivables	1,368	1,381

Other receivables	27	26
Allowance for uncollectible accounts	$(2)	$(2)
Net accounts receivable	$1,393	$1,405

Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each transaction and inventory issuances are priced at the latest moving weighted average unit cost.  At December 31, 2008, and September 30, 2008, TVA had $438 million and $381 million, respectively, in fuel inventories and $355 million and $347 million, respectively, in materials and supplies inventory.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $48 million and $47 million at December 31, 2008 and September 30, 2008, respectively.

Emission Allowances.  TVA has emission allowances for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted.  Allowances granted to TVA by the EPA are recorded at zero cost.

Cost-Based Regulation

Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), are included in Accounts receivable, Deferred nuclear generating units and Other regulatory assets on the December 31, 2008, and September 30, 2008, Balance Sheets.  Components of Other regulatory assets and Regulatory liabilities are summarized in the table below.  All regulatory assets are deemed probable of recovery in future revenues.

TVA’s regulatory assets and liabilities are summarized in the table below:

TVA Regulatory Assets and Liabilities

	At December 31 2008	At September 30 2008
Regulatory Assets:
Regulatory Assets:
Deferred other postretirement benefits costs	$154	$157
Deferred pension costs	2,129	2,120
Nuclear decommissioning costs	975	764
Non-nuclear decommissioning costs	350	349
Debt reacquisition costs	204	209
Unrealized losses relating to TVA’s financial trading program	259	146
Unrealized losses on coal purchase contracts	59	–
Unrealized losses on certain swap and swaption contracts	981	226
Deferred outage costs	139	139
Deferred capital lease asset costs	49	52
Fuel cost adjustment receivable: long-term	–	4
Subtotal	5,299	4,166
Deferred nuclear generating units	2,640	2,738
Subtotal	7,939	6,904
Fuel cost adjustment receivable: short-term	–	24

Total	$7,939	$6,928

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$442	$813
Capital lease liabilities	42	47
Fuel cost adjustment liability: long-term	46	–
Subtotal	530	860
Reserve for future generation	69	70
Accrued tax equivalents	64	40
Fuel cost adjustment liability: short-term	322	–

Total	$985	$970

The short-term portion of the fuel cost adjustment (“FCA”) liability is included in Accounts payable and accrued liabilities on the balance sheet at December 31, 2008.

Fuel Cost Adjustment

The FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of December 31, 2008, TVA had recognized a short-term regulatory liability of $322 million and a long-term regulatory liability of $46 million related to the FCA.  These balances represent excess revenues collected to offset fuel and purchased power costs.  The excess revenue is driven by market commodity prices being lower than those forecasted.  At September 30, 2008, TVA recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.

Other Long-Term Assets

The balances of TVA’s Other long-term assets are as follows:

Other Long-Term Assets

	At December 31 2008	At September 30 2008
Loans and long-term receivables, net	$81	$81
Currency swap assets	–	101
Commodity contracts with volume options assets	442	813
Collateral receivable	455	–
Total other long-term assets	$978	$995

In connection with a swaption agreement, TVA posted collateral with a custodian for the benefit of the counterparty.  As a result, TVA established a collateral receivable on its Balance Sheet for the counterparty funds.  At December 31, 2008, the balance of this receivable was $455 million.

Other Long-Term Liabilities

Other long-term liabilities consist primarily of estimated amounts due for retirement and post-employment benefits and liabilities related to the terms of certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities

	At December 31 2008	At September 30 2008
Currency swap liabilities	$263	$–
Interest rate swap liabilities	446	195
Swaption liability	919	416
Commodity contracts with volume options liabilities	59	–
Post retirement and post-employment benefits	2,785	2,736
Other long-term liability obligations	162	167
Total other long-term liabilities	$4,634	$3,514

The currency swaps formerly held as assets at September 30, 2008, were moved to liabilities at December 31, 2008, due primarily to changes in exchange rates.  In addition, the liabilities related to the interest rate swaps and swaption liabilities increased during the first quarter of 2009 due primarily to a large decrease in interest rates.

Energy Prepayment Obligations

           Between 2002 and 2005, TVA offered an energy prepayment program, the discounted energy units (“DEU”) program.  Under this program, TVA customers could purchase DEUs generally in $1 million increments, and each DEU entitles the purchaser to a $0.025/kilowatt-hour discount on a specified quantity of firm power over a period of years (five, 10, 15, or 20) for each kilowatt-hour in the prepaid block.  The remainder of the price of the kilowatt-hours delivered to the customer is due upon billing.

TVA did not offer the DEU program after 2005.  Total sales for the program since inception have been approximately $55 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the December 31, 2008, and September 30, 2008, Balance Sheets.

TVA recognizes revenue as electricity is delivered to customers, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of December 31, 2008, approximately $33 million had been applied against power billings on a cumulative basis during the life of the program.  Of this amount, over $1 million was recognized as revenue for the three months ended December 31, 2008, and 2007.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division (“MLGW”), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the December 31, 2008, and September 30, 2008, Balance Sheets.  TVA expects to recognize approximately $100 million of non-cash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of December 31, 2008, $515 million had been recognized as non-cash revenue on a cumulative basis during the life of the agreement.  Of this amount, $25 million was recognized as revenue for the three months ended December 31, 2008, and 2007.

Asset Retirement Obligations

During the first quarter of 2009, TVA’s total asset retirement obligation (“ARO”) liability increased $32 million due to accretion.  The nuclear accretion expense of $24 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $8 million related to coal-fired and gas/oil combustion turbine plants, asbestos, and polychlorinated biphenyls (“PCBs”) was expensed during the first quarter of 2009.  During the first quarter of 2008, TVA’s total ARO liability increased $30 million due to accretion.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCBs, was expensed during the first quarter of 2008.  See discussions of the change in accounting for non-nuclear decommissioning cost in the paragraph following the table below.

Reconciliation of Asset Retirement Obligation Liability

	Three Months Ended December 31
	2008	2007

Balance at beginning of period	$2,318	$2,189

Nuclear accretion (recorded as a regulatory asset)	24	23
Non-nuclear accretion	8	7
	32	30

Balance at end of period	$2,350	$2,219

Non-Nuclear Decommissioning Costs

In August 2008, the TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143, “Accounting for Asset Retirement Obligations“ (“SFAS No. 143”) and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”).  These costs had previously been included in rates as the ARO was accreted and the asset was depreciated. In accordance with Emerging Issues Task Force (“EITF”) No. 93-4, “Accounting for Regulatory Assets” (“EITF No. 93-4”), these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred. Because of the establishment of the asset retirement trust (“ART”) and the approval of the funding of the costs for the ART in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria. Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008.  As amounts approximately equal to the accretion were collected in rates during the first quarter of 2009, the non-nuclear accretion was expensed during the quarter.

Other (Expense) Income, Net

Other (expense) income, net is comprised of the following:

Other (Expense) Income, Net

	Three Months Ended December 31
	2008	2007

Interest income	$3	$3
Losses on investments	(13)	(10)
Claims settlement	–	8
Miscellaneous	1	2

Total other (expense) income, net	$(9)	$3

Impact of New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).   SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  The adoption of SFAS No. 157 resulted in a $64 million decrease in the fair value of assets and a $24 million decrease in the fair value of liabilities.  All such decreases were reflected as changes in regulatory assets, regulatory liabilities, and accumulated other comprehensive income.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA has utilized the deferral portion of FSP FAS No. 157-2 for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

In October 2008, FASB issued FSP FAS No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP FAS No.157-3").  FSP FAS No.157-3 clarifies the application of SFAS No. 157 in a market that is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA upon its implementation of SFAS No. 157 on October 1, 2008.  The adoption of FSP FAS No. 157-3 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the standard, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities. The adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  On April 30, 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133.  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP did not materially impact TVA’s financial condition, results of operations, or cash flows.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interests Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interests Entities.” This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (1) the sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“nontransferor”) of financial assets to the qualifying SPE and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  TVA adopted the disclosure provisions of this FSP during the first quarter of 2009.

Employers’ Disclosures about Postretirement Benefit Plan Assets. On December 30, 2008, FASB issued FSP No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets: 1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP also includes a technical amendment to require the disclosure of net periodic benefit cost recognized.  This technical amendment was effective upon issuance and TVA adopted this portion of this FSP during the first quarter of 2009.  The remaining portions of this FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the remaining portions of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the remaining portions of this FSP on its disclosures in the financial statements.

The following accounting standards have been issued, but as of December, 31, 2008, are not yet effective and have not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  The provisions of SFAS No. 141R are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The effective date of adoption for TVA is the second quarter of 2009.  TVA is currently evaluating the potential impact of adopting SFAS No. 161 on its disclosures in the financial statements.

Hierarchy of Generally Accepted Accounting Principles.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of SFAS No. 162 is not expected to have a material impact on TVA’s financial position and results of operations.

3. Fair Value Measurements

Effective October 1, 2008, TVA adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures.  Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in TVA’s principal market, or in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

Valuation Techniques

 SFAS No. 157 describes three main approaches to measuring the fair value of assets and liabilities: 1) market approach; 2) income approach; and 3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts of income. The cost approach is based on the amount that would currently be required to replace an asset.  TVA utilizes the market approach and the income approach in its fair value measurements.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect TVA’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 –
Unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 –
Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and that are directly or indirectly observable for substantially the full term of the asset or liability. These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities and default rates observable at commonly quoted intervals, and inputs derived from observable market data by correlation or other means.

Level 3 –
Pricing inputs that are unobservable, or less observable, from objective sources. Unobservable inputs should only be used to the extent observable inputs are not available. These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants. An entity should consider all market participant assumptions that are available without unreasonable cost and effort. These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.

Nonperformance Risk

The impact of nonperformance risk, which includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. TVA is a counterparty to currency swaps, interest rate swaps, a swaption, commodity contracts, and other derivatives which subject TVA to nonperformance risk. Nonperformance risk on the majority of investments and certain exchange traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk by deducting a credit valuation adjustment ("CVA") that calculates counterparty risk.  For derivatives of a relatively short-term nature (generally less than five years), the CVA is calculated using composite spreads over U.S. Treasury yields for either identical companies or companies with a similar bond rating as obtained from widely-used pricing services (e.g., Standard and Poor’s (“S&P”), Bloomberg).  For companies that do not have an observable bond rating, TVA uses internal analysis to assign a comparable rating to the company.  For TVA’s currency swaps, interest rate swaps, and swaption, the remaining terms of the instruments range from 12 to 35 years.  The CVA for these liabilities is calculated based on the historical default rate for companies with TVA’s senior unsecured long-term bond ratings over the remaining term as obtained by widely used ratings services (e.g., S&P, Moody’s Investors Service).

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.

Nuclear Decommissioning Trust

TVA maintains a nuclear decommissioning trust (“NDT”) to provide funding for the ultimate decommissioning of its nuclear power plants.  The fund is invested in securities generally designed to achieve a return in line with broad equity market performance.  The trust is comprised of U.S. equities, international equities, real estate investment trusts (“REITs”), fixed-income investments, high-yield fixed-income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Most U.S. and international equities, Treasury inflation-protected securities, REITs, and certain derivative instruments are exchanged traded and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are classified as Level 2 valuations.  These measurements are based on market and income approaches.  The adoption of SFAS No. 157 resulted in a decrease of $4 million in the fair value of NDT assets due to the application of CVAs.

Other Investments

Asset Retirement Trust. TVA maintains an ART to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  The purpose of the trust is to hold funds for the contemplated future retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets.  The asset retirement trust is presently invested to achieve a return in line with fixed income market performance. The assets of the trust are invested in fixed income securities and certain derivatives directly and indirectly through commingled funds. Among those investments are U.S. Treasury securities and certain derivatives classified as Level 1 valuations, and other fixed-income securities and derivatives classified as Level 2 valuations.  These measurements are based on market and income approaches.  The adoption of SFAS No. 157 did not materially impact the fair value of ART assets.

Supplemental Executive Retirement Plan. TVA established a Supplemental Executive Retirement Plan (“SERP”) for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense. The SERP is presently invested to achieve a return in line with broad equity market performance. The assets of the SERP are invested in fixed-income securities and certain derivative instruments indirectly through commingled funds.  Among those investments are certain equity derivatives classified as Level 1 valuations, and other fixed-income securities and derivatives classified as Level 2 valuations.   These measurements are based on market and income approaches.   The adoption of SFAS No. 157 did not materially impact the fair value of SERP assets.

Commodity Contracts with Volume Options

TVA is a party in various forward contracts to purchase coal which hedge against the future variability in price.  These contracts typically include provisions that permit the amount of coal purchased under the contract to be increased or decreased to hedge against fluctuations in demand.  These contracts qualify as derivatives under SFAS No. 133.  These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term market data from brokers, long-term price forecasts developed with the assistance of a third-party valuation service, and other internal estimates.  To value the option component of the contract, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.  The adoption of SFAS No. 157 resulted in a $60 million decrease in the fair value of commodity contracts in an asset position and a $1 million decrease in the fair value of commodity contracts in a liability position due to the application of CVAs to these contracts.

Futures, Commodity Swaps, and Options on Futures

TVA invests in various futures contracts and options on futures contracts to hedge against the future variability in commodity prices.  At December 31, 2008, these commodities included natural gas and fuel oil.  These contracts are valued based on market approaches which utilize New York Mercantile Exchange (“NYMEX”) quoted prices.  Contracts settled on the NYMEX (e.g., futures, options) are classified as Level 1 valuations.  Contracts where nonperformance risk exists outside of the exit price (e.g., swaps, over-the-counter options) are measured with the  incorporation of CVAs and are classified as Level 2 valuations.  The adoption of SFAS No. 157 resulted in a $2 million decrease in the fair value of these liabilities due to the application of CVAs.

Currency Swaps, Interest Rate Swaps, and Swaption

Currency Swaps.  TVA has three cross-currency swaps with a total notional amount of 600 million Sterling, which hedge the payments for the three Bonds TVA issued which are denominated in Sterling.  These swaps are designated as cash flow hedges in accordance with SFAS No. 133.  As a result, gains/losses on the swaps are recorded in Other comprehensive loss and reclassified to earnings to the extent they are offset by gains/losses on the foreign currency denominated payments designated as the hedged item. These swaps are classified as Level 2 valuations and are valued based on income approaches.  The adoption of SFAS No. 157 resulted in a $4 million decrease in the fair value of these liabilities due to the application of CVAs.

Interest Rate Swaps. TVA has three “fixed for floating” interest rate swaps with a total notional amount of $518 million, which were the result of a counterparty exercising the options in various swaptions that TVA sold to that counterparty.  These swaps are classified as Level 2 valuations and are valued based on income approaches.  The adoption of SFAS No. 157 resulted in an $8 million decrease in the fair value of these liabilities due to the application of CVAs.

        Swaption. TVA has one swaption with a notional amount of $1 billion, which was the result of TVA selling a swaption to monetize the call provision on one of its Bonds.  The swaption is classified as a Level 3 valuation and is valued based on an income approach.  The valuation is computed using a broker-provided lattice pricing model utilizing LIBOR rates and volatility rates.  Volatility for TVA’s American swaption is generally unobservable.  Therefore, the valuation is derived from an observable European swaption matrix with adjustments.  This arrangement requires that TVA post collateral for any liability position in excess of $500 million.  As of December 31, 2008, TVA was required to post collateral totaling $455 million with a custodian under this arrangement for the benefit of the counterparty. The adoption of SFAS No. 157 resulted in a $9 million decrease in the fair value of this liability due to the application of a CVA.

The following table sets forth by level within the fair value hierarchy TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS No. 157. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements as of Reporting Date

Assets		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	December 31 2008

Nuclear decommissioning trust	$661	$127	$534	$–
Other investments	99	1	98	–
Commodity contracts with volume options	442	–	–	442

Liabilities		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	December 31 2008

Interest rate swaps	$446	$–	$446	$–
Currency swaps	263	–	263	–
Swaption	919	–	–	919
Futures and options on futures	232	54	178	–
Commodity contracts with volume options	59	–	–	59

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs

	For the three months ending
	December 31, 2008
	Commodity Contracts with Volume Options	Swaption

Balances at beginning of period	$813	$(416)
Total gains or losses (realized or unrealized) deferred as a regulatory asset or liability	(389)	(503)
Purchases, issuances, and settlements	(41)	–
Balances at end of period	$383	$(919)

There were no realized gains or losses to the instruments measured at fair value using significant unobservable inputs.  All unrealized gains and losses related to these instruments have been reflected as increases in regulatory assets and decreases in regulatory liabilities.  See Note 2 — Cost-Based Regulation.

4.  Accumulated Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of other comprehensive income or loss to reflect changes in capital that result from transactions and economic events from non-owner sources.  The increase in Other comprehensive loss for the three months ended December 31, 2008, and for the three months ended December 31, 2007, was due to unrealized losses related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive Loss Activity
	Three Months Ended December 31
	2008	2007

Accumulated other comprehensive loss at beginning of period	$(37)	$(19)
Changes in fair value:
Foreign currency swaps	(173)	(4)
Accumulated other comprehensive loss at end of period	$(210)	$(23)

Note:
Foreign currency swap changes are shown net of reclassifications from Other comprehensive loss to earnings. The amounts reclassified from Other comprehensive loss resulted in a charge to earnings of $191 million for the first quarter of 2009 and a charge to earnings of $35 million for the first quarter of 2008.

5. Debt Securities

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time. Debt outstanding at December 31, 2008, and September 30, 2008, including translation losses of $53 million and $138 million, respectively, related to long-term debt denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At December 31 2008	At September 30 2008
Short-term debt
Discount notes (net of discount)	$2,393	$185
Current maturities of long-term debt	679	2,030
Total short-term debt, net	3,072	2,215

Long-term debt
Long-term	19,802	20,603
Unamortized discount	(199)	(199)
Total long-term debt, net	19,603	20,404

Total outstanding debt	$22,675	$22,619

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2008, to December 31, 2008.

Long-Term Bond and Note Activity
	Date	Amount	Interest Rate
Redemptions/Maturities:
1998 Series G	First Quarter 2009	$2,000	5.38%

Issuances:
electronotes®	First Quarter 2009	$39	5.04%

Note: electronotes® interest rate is a weighted average rate.

6. Variable Interest Entities

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (“Choctaw”) (subsequently assigned to Choctaw Generation Limited Partnership) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by FIN No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN No. 46R (as amended, “FIN No. 46R”), TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw lacks the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended December 31, 2008.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of December 31, 2008, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by Standard and Poor’s and Moody’s were BB with a negative outlook and Ba2, respectively.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for based on the normal purchases and normal sales exemption of SFAS No. 133; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the quarter under the agreement amounted to $18 million, and the remaining financial commitment under this agreement is $6.7 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary up to $5 million to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days or TVA is relieved of its obligations under the purchase power agreement.  Because of the terms of the letter of credit arrangement and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of December 31, 2008.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

7. Risk Management Activities and Derivative Transactions

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, including forward contracts, swaps, swaptions, futures, and options on futures.  It is TVA’s policy to enter into derivative transactions solely for hedging purposes and not for speculative purposes.

TVA has recorded the following amounts for its derivative financial instruments:

Mark-to-Market Values of Derivative Instruments

	At December 31 2008	At September 30 2008

Currency swaps
Sterling ₤200 million notional	$(91)	$2
Sterling ₤250 million notional	(88)	72
Sterling ₤150 million notional	(84)	27

Swaption - $1 billion notional	(919)	(416)

Interest rate swaps
$476 million notional	(430)	(188)
$28 million notional	(11)	(5)
$14 million notional	(5)	(2)

Coal contracts with volume options	383	813

Futures and options on futures
Margin Cash Account*	24	25
Unrealized losses	(259)	(146)

Note
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the financial trading program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Financial Trading Activity table below.

      See Note 3 for discussion of currency swaps, swaption and interest rate swaps.

Commodity Contracts

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities such as coal, natural gas, fuel oil, and electricity.  TVA expects to take or make delivery, as appropriate, under these forward contracts.  Accordingly, most of these contracts qualify for normal purchases and normal sales accounting under SFAS No. 133.  As of December 31, 2008, TVA did not have derivative contracts related to the purchase of electricity.

Coal Contracts with Volume Options

TVA enters into certain coal supply contracts that require delivery of a contractual quantity of coal (base tons) at contract prices.  Certain coal contracts also contain options that permit TVA to either increase or reduce the amounts of coal delivered within contract guidelines. Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis in accordance with SFAS No. 133.  The market value adjustment for these contracts is deferred as a regulatory liability.  TVA defers all unrealized gains or losses and records only realized gains or losses as fossil fuel expense at the time the commodity is consumed.  At December 31, 2008, these contracts constitute 16 percent of all coal contracts, excluding spot contracts.

Coal Contracts with Volume Options

	At December 31, 2008			At September 30, 2008
	Number of Contracts	Notional Amount (in Tons)	Total Contract Value (in millions)	Number of Contracts	Notional Amount (in Tons)	Total Contract Value (in millions)

Coal Contracts with Volume Options	9	35 million	$383	10	37 million	$813

Futures and Options on Futures

TVA can purchase swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices.  However, it is prohibited from trading financial instruments for speculative purposes.

At December 31, 2008, TVA had notional volumes of natural gas hedges (in mmBtu) equivalent to 90,195,000. The volumes by instrument type are detailed in the table below. At December 31, 2008, the market value of these hedges was a loss of $257 million.  For the three months ended December 31, 2008, TVA recognized realized losses of $69 million, which were recorded as an increase to purchased power expense.  The unrealized loss of $257 million was deferred as a regulatory asset. TVA defers these unrealized gains or losses and records only realized gains or losses at the time the commodity is consumed.

At December 31, 2008, TVA had notional volumes of heating oil hedges equivalent to 81,000 (in barrels). This volume is currently held in futures contracts. At December 31, 2008, the market value of these hedges was a  loss of $2 million. For the three months ended December 31, 2008, TVA recognized realized losses of less than $1 million, which were recorded as an increase to fossil fuel expense. The unrealized loss of $2 million was deferred as a regulatory asset. TVA defers these unrealized gains or losses and records only realized gains or losses as fossil fuel costs at the time the commodity is consumed.

At September 30, 2008, TVA had notional volumes of natural gas hedges equivalent to 89,810,000 (in mmBtu).  The volumes by instrument type are detailed in the table below.  The market value of these hedges was a loss of $146 million at September 30, 2008.  For the year ended September 30, 2008, TVA recognized realized gains of $11 million, which were recorded as a decrease to purchased power expense.  The unrealized loss of $146 million at September 30, 2008, was deferred as a regulatory asset. TVA defers all financial trading program unrealized gains or losses and records only realized gains or losses at the time the commodity is consumed.  TVA did not have fuel oil hedges as of September 30, 2008.

Financial Trading Activity

	At December 31, 2008		At September 30, 2008
	Total Notional Amount	Market Value (MtM)	Total Notional Amount	Market Value (MtM)
Natural Gas (in mmBtu)

Futures contracts
Net position at beginning of period	20,900,000		16,230,000
Fixed positions	–	$(8)	–	$–
Open positions at end of period	28,260,000	(46)	20,900,000	(12)
Net position at end of period	28,260,000	(54)	20,900,000	(12)

Swaps contracts
Net position at beginning of period	70,510,000		1,970,000
Fixed positions	–	(19)	–	–
Open positions at end of period	59,735,000	(178)	70,510,000	(126)
Net position at end of period	59,735,000	(197)	70,510,000	(126)

Options contracts
Net position at beginning of period	(1,600,000)		5,600,000
Net position at end of period	2,200,000	(6)	(1,600,000)	(8)

Financial positions at end of period, net	90,195,000	$(257)	89,810,000	$(146)

Fuel Oil (in barrels)

Futures contracts
Net position at beginning of period	–	$–	–	$–
Net position at end of period	81,000	(2)	–	–

Financial positions at end of period, net	81,000	$(2)	–	$–

8. Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, an unfunded postretirement health care plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and a SERP.

The following table provides the components of net periodic benefit cost for the plans for the quarters ended December 31, 2008, and 2007.

TVA Benefit Plans

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$22	$28	$2	$1
Interest cost	146	131	9	7
Expected return on plan assets	(136)	(152)	–	–
Amortization of prior service cost	9	9	1	1
Recognized net actuarial loss	4	10	2	2
Net periodic benefit cost as actuarially determined	45	26	14	11
Amount capitalized due to actions of regulator	(21)	–	–	–
Net periodic benefit cost recognized	$24	$26	$14	$11

During the three months ended December 31, 2008, TVA did not make contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $10 million and $6 million for other benefit costs during the three months ended December 31, 2008, and 2007, respectively.

Financial markets have experienced significant uncertainty since September 30, 2008, due to deteriorating economic conditions.  The uncertainty has resulted in significantly lower market valuations for many investments.  The impact of these events on the TVA benefit plans is reflected in changes in the asset portfolio values from $6.2 billion at September 30, 2008, to $5.1 billion at December 31, 2008.  TVA has not determined at this time whether additional contributions will be made to the pension plans in 2009.

9. Seven States Power Corporation Obligation

           On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option to buy a portion of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility in Southaven, Mississippi formerly owned by Southaven Power, LLC (“Southaven Power”).  SSPC bought this portion through its subsidiary, Seven States Southaven, LLC (“SSSL”).  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  SSPC has the ability to acquire up to a 90 percent undivided interest in the facility and may increase its ownership in the facility up to this amount on or after January 2, 2009, and not later than May 9, 2009.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided interest in the facility and operates the entire facility through April 30, 2010.  Revenues resulting from the sale of electricity generated by Southaven Power and resulting expenses related to generation are included on the Statements of operations for the three months ended December 31, 2008.

As part of the transaction, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on SSSL’s loan, with that amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  While TVA does not plan to liquidate the assets to cover the payments in the event of a buy-back, TVA believes its recourse in obtaining full interest in the assets is sufficient to cover its obligation.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of December 31, 2008, the carrying amount of the obligation was approximately $322 million.  TVA has recognized the buy-back obligation as a Current portion of leaseback obligations of $13 million and a long-term Leaseback obligations of $309 million on its December 31, 2008, Balance Sheet.

10. Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below.  In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $21 million with respect to the proceedings described below as of December 31, 2008, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill – See Note 1.

Significant Legal Proceedings to Which TVA Is a Party

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the states of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run Fossil Plant (“Bull Run”), the Kingston Fossil Plant (“Kingston”), the John Sevier Fossil Plant (“John Sevier”), and the Widows Creek Fossil Plant (“Widows Creek”) constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas desulfurization systems (“scrubbers”) and selective catalytic reduction systems (“SCRs”) currently operating at Bull Run be properly maintained and operated year-round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRs be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s Chief Executive Officer to make semi-annual reports to the court of TVA’s progress in complying with the order, beginning in July 2009.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s instructions with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers is nearly complete.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by 2011, when the current schedule calls for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  TVA could also be required to take additional measures not currently planned or scheduled in order to comply with the court’s order.  Advancing the construction schedule or taking additional actions could increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.8 billion through 2014.  Of this amount, TVA was already planning to spend approximately $0.8 billion before the court issued its order.  There could be other cost impacts, including fuel, variable operation and maintenance (“O&M”), and fixed O&M, and those costs are under evaluation.

On January 28, 2009, TVA asked the court to clarify one aspect of its order dealing with the schedule at John Sevier.  TVA is currently reviewing the decision and considering other options.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run, a coal-fired electric generating facility located in Anderson County, Tennessee.  Trial was scheduled for September 2, 2008, but the trial was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has not yet been rescheduled.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. The district court dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) at various times between January 3, 2000, and September 30, 2002.  EPA has since approved the rule, which is being challenged in separate litigation before the Eleventh Circuit.  On January 6, 2009, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  AREVA subsequently claimed it was entitled to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but has been reset for April 20, 2009.  A second trial on the question of damages will be held later, if necessary.  TVA and AREVA have negotiated the terms of a settlement agreement.  The proposed settlement is subject to approval by the TVA Board and is currently scheduled to be considered at the TVA Board’s next public meeting.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA, and several other defendants, disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  The complaint also includes a claim under state law against the defendants for the release of hazardous materials.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide (“CO2 “) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  Oral argument was held before the Second Circuit on June 7, 2006.  On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.  The Second Circuit has yet to issue its decision.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, and an oral argument was held before a three judge panel during the week of November 3, 2008.

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

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7.  From 2002 to 2005, the unit’s ducts allowed SO2 to escape into the air, but TVA repaired the ductwork in 2005.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from EPA for which TVA may be liable in connection with the NOV.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.  TVA submitted its combined license application (“COLA”) to the Nuclear Regulatory Commission (“NRC”) for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was docketed by the NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support the NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, as a result, the admission of the petitioners as parties to the proceeding.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  A hearing on these admitted contentions will be conducted in the future.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  Other COLA applicants have received similar petitions raising similar potential contentions.

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

Notification of Potential Liability for Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four areas:  two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basis; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil and cleanup or the supplemental groundwater remediation, although EPA has selected a cleanup plan for the downstream drainage basin with a present worth cost estimate of $6 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction, Inc. (“Stone and Webster”), respectively, are to share in a team incentive fee pool funded from cost savings based on under runs in the budgets for their respective work scopes.  In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  On August 20, 2008, the TVA Board approved a proposed settlement of various claims with Stone and Webster for consideration in the amount of approximately $29 million, of which approximately $16 million represented Stone and Webster’s Team Incentive Fee Pool claim recovery.

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

Significant Litigation to Which TVA Is Not a Party

NSR Case Against Duke Energy.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

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

Case Involving Clean Air Interstate Rule.  On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued a decision in State of North Carolina vs. EPA that vacated the Clean Air Interstate Rule (“CAIR”) in its entirety and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit opinion. EPA promulgated CAIR in 2005 and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s operating area, and the District of Columbia.   EPA requested a rehearing of the case or, in the alternative, that the case be remanded without CAIR being vacated.  On December 23, 2008, the D.C. Circuit granted the motion and ordered EPA to develop a new rule but allowed CAIR to remain in effect during this process.

Case Involving the Clean Air Mercury Rule.  On February 8, 2008, the D.C. Circuit issued an opinion in the case of State of New Jersey vs. EPA that vacated EPA’s decision to remove coal and oil-fired Electric Generating Units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to Maximum Achievable Control Technology (“MACT”) standards under section 112 of the CAA.   The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to determine that mercury emissions are adequately controlled in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR. Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx emissions.

Case Involving Cooling Water Intake Structures.  On January 25, 2007, the Second Circuit issued an opinion in the case of Riverkeeper, Inc., vs. EPA that remanded the EPA’s Phase II Rule, which was the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act (“CWA”).  The Second Circuit held, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the Supreme Court.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the Supreme Court granted the petition, limiting its review to one issue: "Whether Section 316(b) of the CWA authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.” The Department of Justice and industry petitioners will defend the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived. The case has been argued before the Supreme Court. TVA is unable to predict the outcome.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of TVA. The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Annual Report”).

Executive Summary

           During the first quarter, three events at TVA’s fossil plants and hydro facilities were reportable to federal state and local environmental and emergency response agencies.

Kingston Fossil Plant

The Event. On December 22, 2008, a dike failed at TVA's Kingston Fossil Plant (“Kingston”) located near Kingston, Tennessee, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, including approximately 50 acres of privately owned land. Some of the material flowed into the nearby Watts Bar Reservoir at Emory River mile 2.5.  The ash spill rendered three homes uninhabitable because of structural damage.  The initial entry of the ash into Watts Bar Reservoir also created a large wave of water that damaged or destroyed approximately 50 boat docks and caused other water damage. The event also temporarily interrupted utilities to nearby residents, blocked two local roads, and blocked a rail spur to the Kingston plant.

At this time, the cause of the event is not known. TVA has retained an independent engineering firm to perform a root-cause analysis to determine the cause.  Additionally, TVA’s Office of Inspector General is performing an independent assessment of the cause of the event.

Kingston is one of the larger fossil plants operated by TVA. It generates 10 billion kilowatt-hours of electricity a year, enough to supply the needs of about 700,000 homes in the Tennessee Valley.  While TVA has been conservatively operating the plant since the event, TVA’s ability to operate the plant itself was not affected by the ash release, although constraints associated with the containment of fly ash produced by future operations could limit the plant’s availability at some time in the future.

Response and Cleanup. Fly ash is a by-product of a coal-fired plant. It is a gray material with a consistency similar to flour. It is made up mostly of silica, similar to sand. Though the ash itself is inert, it may contain trace amounts of other substances that occur naturally in coal, such as arsenic, cadmium, lead, mercury, and selenium. It is used in building products such as cement, mortar, stucco, and grout. It also is used in some potting soils and as a soil conditioner. TVA has sold fly ash commercially.  At Kingston, fly ash is placed in one of three wet ash containment areas. The involved containment area covered approximately 84 acres. The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

Cleanup and recovery efforts are being conducted in coordination with federal and state agencies. Starting on the day of the event, TVA put equipment and personnel in place to install floating booms to minimize the movement of cenospheres (inert hollow spheres of sand-like material created in the coal-fired boiler) along the river  surface and to prepare for cleanup of the floating material. Progress has been made in removing the ash from two local roads. The two roads are still closed to public traffic but have been cleared sufficiently for use by construction equipment.  The rail spur has been cleared, and the plant has resumed receiving shipments of coal by rail.

TVA is constructing structures in the waterway, one weir and one dike, as part of the recovery.  The weir is underwater and the dike is above water.  The weir allows water flow to continue while trapping the ash material.    The dike is used to keep additional ash from moving into the river.  The coal ash in the Emory River and the temporary weir have raised the flood elevations approximately 11 miles upstream from Kingston through Harriman.  Until the ash and the weir are removed, there is an increased risk of flooding for some river-front properties.  The change in the flood elevation is only a temporary one until TVA removes the ash and underwater weir from the river.  After the ash and weir are removed, the flood elevations will return to levels established before the spill.  TVA’s financial responsibility related to flood damages will also end at this time.

The U.S. Coast Guard closed approximately four miles of the Emory River to navigation for 30 days subsequent to the event, except for vessels involved in the sampling and recovery operations.  The Emory River has now been reopened by the U.S. Coast Guard with navigation precautions in the area of the spill.

TVA does not currently have an estimate as to how long the recovery process will take, but has begun to estimate the cost of associated cleanup and recovery activities. TVA has recognized an accrual of $525 million at December 31, 2008, in connection with the current expected cleanup costs related to the event.  Costs incurred through December 31, 2008, totaled $4 million and are included in the accrual above.  Through January 31, 2009, actual costs incurred totaled $31 million.   The accrual currently includes, among other things, a best estimate of costs to contain the cenospheres, reconstruct roads and railways, perform sampling and analysis, and construct the weir and dike and the low end of a range of estimates to remove an estimated 5 million cubic yards of ash.  The cost of the removal of the ash is in large part dependent on the final disposal plan approved by regulatory authorities. At this time, the full plan has not been filed with or approved by the Tennessee Department of Environment and Conservation (“TDEC”).  TVA did submit its proposed Phase I Ash Removal Plan to the Environmental Protection Agency (“EPA”), TDEC, and the U.S. Army Corps of Engineers on February 5, 2009, requesting approval.  The proposed plan contains steps to begin to remove ash from the Emory River channel by dredging the ash from the river channel, pumping the material through a pipe to the on-site sluice channel, allowing it to dry, and then removing it to a temporary storage location on-site.  The final plan may include various methods of disposal ranging from storing ash on site to moving the ash offsite by barge or truck to a developed landfill.  Due to the uncertainty at this time of the plan to be proposed, a range of reasonable estimates has been developed and the low end of the range has been accrued.  The range of estimated cost varies from approximately $525 million to approximately $825 million, depending largely on the method of disposal that will be used.  This range could change significantly if TVA is required to use a method of disposal other than what has been considered at this time or the amount of ash to be disposed of changes.  The range can also be impacted by new laws and regulations that may be imposed on TVA as part of changes to ash disposal regulations being discussed at both the state and federal level.

No amounts are included in the estimates above for regulatory actions, or litigation, or any fines or penalties that may be assessed because TVA cannot estimate these at this time. Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

TVA will also be working with state and federal agencies to determine the extent of the environmental impact of the ash release and the steps necessary to monitor and restore the environment over the long term.  At this time, TVA does not know the extent of the damage or the remedies that will be required for restoration.

Post-Spill Testing.  The EPA and TDEC began water quality testing shortly after the event.  TDEC reports that samples received to date show that municipal water supplies meet drinking water standards.  Samples taken of raw water in the river also meet drinking water standards except for a few instances for arsenic immediate to the site.  A sample right after the spill and samples after a large rain event showed total arsenic in the water to be above drinking water standards, but still below fish and aquatic life standards.  All EPA, TDEC, and TVA water treatment facility sampling results from Rockwood, Harriman, Cumberland, and Kingston, Tennessee indicate that the municipal drinking water, which is filtered and treated by municipal treatment facilities, continues to meet water quality standards.

Through January 15, 2009, TDEC has sampled more than 65 private groundwater wells within a four mile radius of the plant.  All sample results were within safe drinking water standards.

More than 9,200 mobile air monitoring samples have been collected offsite and in residential areas. All sample results have been within the National Ambient Air Quality Standards for Particulate Matter.

EPA soil testing reports indicate that, except for arsenic, concentrations of metals in the spilled ash are well below EPA Region 4 Removal Action Levels (“RALs”). Some concentrations of arsenic were above the residential RALs but below the industrial RALs. The concentrations are well below levels found in well-fertilized soils and many naturally occurring soils in Tennessee.  In addition, the levels were significantly below the limits to be classified as a hazardous waste.

Other groups have also sponsored other testing of sediment in the vicinity of Kingston.  In some cases, these tests have been reported in the media as finding levels of radium and arsenic that differ significantly from those found by TVA and independent labs.  TVA is continuing monitoring activities and is reviewing the methodology and results of these studies.

Insurance. TVA has property and excess liability insurance programs in place which may cover some of the costs. The insurers for each of these programs have been notified of the event. TVA is working with its insurers to provide information, as it becomes available, on the event and its cause, to determine applicable coverage. As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation. TVA has received claims for damages from private individuals and companies allegedly affected by the event, and TVA expects to receive additional claims. Several lawsuits have been filed, including class action lawsuits, and TVA has received three notices of intent to sue. TVA’s potential costs related to claims or lawsuits cannot be reasonably estimated at this time.

On December 30, 2008, four individual property owners in Roane County, Tennessee, filed a lawsuit in the Roane County Circuit Court against TVA and certain TVA officers.  The complaint alleges that TVA negligently caused the ash spill at Kingston, and that the ash spill damaged their property.  They are seeking $165 million dollars ($15 million in compensatory damages and $150 million in punitive damages) for the damage to their property.

Three lawsuits seeking class action status for individuals allegedly damaged by the Kingston ash pond spill have been filed against TVA in the Eastern District of Tennessee in Knoxville, Tennessee:

•
The first was filed on January 7, 2009, by a landowner in Roane County, Tennessee, on behalf of himself and all similarly situated landowners. The lawsuit alleges that the ash spill constitutes a private nuisance which has interfered with the use and value of the property of the proposed class members, and seeks compensatory damages in excess of $5 million.

•
The second lawsuit was filed on January 9, 2009, by nine individual landowners in Roane County, Tennessee, against TVA. The plaintiffs are seeking class action status on behalf of all similarly situated persons.  The complaint alleges, among other things, negligence and inverse condemnation and seeks compensatory damages in excess of $5 million.

•
The third lawsuit was filed on January 9, 2009, by six individual landowners in Roane County, Tennessee, and one local business.  The plaintiffs are seeking class action status on behalf of all entities (including individuals and businesses) located within a 25-mile radius of Kingston.  The complaint alleges, among other things, gross negligence, strict liability, nuisance per se, and violation of various state and federal environmental statutes.  The plaintiffs seek, among other forms of relief, compensatory damages, punitive damages, and an injunction requiring TVA to perform immediate medical and environmental testing, to abate the nuisance, and to remediate the environmental damage.

A coalition of environmental groups including the Sierra Club has sent TVA a notice of intent to sue over alleged violations of federal laws related to the Kingston ash spill.  The Southern Alliance for Clean Energy has also sent TVA two notices of its intent to sue.  In addition to the lawsuits that have been filed, TVA has received substantial claims from private individuals and companies allegedly affected by the ash spill, and expects to receive additional claims.   TVA cannot reasonably estimate at this time the amount, if any, for which TVA might be liable in regards to these claims.

TDEC Order.   On January 12, 2009, TDEC issued an administrative order in connection with the Kingston ash spill.  The order is based on a finding of an emergency requiring immediate action to protect the public health, safety, or welfare, or the health of animals, fish, or aquatic life, or a public water supply, or recreational, commercial, industrial, agricultural, or other reasonable uses.  The order assesses no penalties, addressing just the corrective action for the emergency situation.  TDEC reserves the right to issue further orders.  Among other things, the order requires TVA to:

•	Continue to implement actions to prevent the movement and migration of sediment contaminated with ash further downstream,
•	Provide support for TDEC’s comprehensive review of all TVA coal ash impoundments located within Tennessee,
•	Submit to TDEC all existing studies, reports, and memoranda that are potentially relevant to explaining or analyzing the failure of the Kingston containment structures,
•	Provide support for TDEC’s initial assessment of the impact of the ash release on all waters of the state, including wetlands and groundwaters,

•      Submit to TDEC a Corrective Action Plan (“CAP”) that includes a plan for:
–	Remediating impacted segments of the environment and restoration of all natural resource damages,
–           Monitoring air and water,
–           Providing protection of public and private drinking water supplies,
–           Managing on a short-term and long-term basis coal ash at Kingston, and
–           Addressing any health and safety hazards,
•      Implement the CAP upon its approval by TDEC,
•
Assist TDEC in the evaluation to determine the need for further remedial action or monitoring beyond that already conducted under the CAP, and if additional actions are determined by TDEC to be necessary, submit plans for and implement the additional activities, and

•      Pay all costs associated with TDEC’s investigation of the ash release.

In a letter to TVA dated February 5, 2009, EPA and TDEC expressed their commitment to work collaboratively in their oversight of cleanup activities associated with the ash spill at the Kingston Fossil Plant.  The commitment by EPA and TDEC will help ensure that the reviews and approvals by the two regulatory agencies will be conducted in an efficient and expeditious manner.  Also, EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act ("CWA") and have requested that TVA provide duplicate copies of all plans, reports, work proposals and other submittals to EPA and TDEC simultaneously. EPA and TDEC, in turn, will coordinate their reviews and approvals.

Fly Ash Control. At Kingston, fly ash is collected in wet ash ponds. Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds. The other five plants use a dry collection method. TVA’s ash collection sites follow the permit requirements for the states in which they are constructed. They are surrounded by dikes and incorporate drain systems and water runoff controls. TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.  The root cause analysis firm hired to investigate the Kingston event is sharing information with the assessment contractor.

Currently, coal combustion by-products, including fly ash, are not regulated as hazardous waste. Regulations could be promulgated or legislation could be passed that would address how TVA and others that operate coal-fired plants provide for coal ash containment. TVA is unable to predict at this time whether any regulatory actions may be taken, or what the outcome or impact of any such regulations could be.

Widows Creek Gypsum Pond

A discharge from the gypsum pond at Widows Creek Fossil Plant in Stevenson, Alabama, was discovered January 9, 2009, by contractors who were conducting a routine inspection. The discharge stopped the same day it was discovered when the level of the pond reached the level of the exposed weir.  TVA determined that a cap had dislodged from an unused 36-inch standpipe in the gypsum pond which allowed water and gypsum to bypass the existing weir system and drain into the adjacent settling pond, filling it to capacity and causing it to overflow.  TVA notified appropriate federal and state authorities.  TVA filled the unused pipe with 120 cubic yards of grout.

Gypsum ponds hold limestone from TVA’s scrubbers that clean SO2  from coal-plant emissions.  Gypsum contains calcium sulfate, which is commonly used in drywall, a commercially sold construction material.  Some of the material overflowed into Widows Creek, although most of the material remained in the settling pond.  The released material contained water and a mixture of predominantly gypsum and some fly ash.

TVA is working with the EPA and the Alabama Department of Environmental Management to continue to sample the water.  TVA also notified local water companies following the release.  EPA and TVA are working from a formal testing plan, approved by the Alabama Department of Environmental Management, that includes taking water samples on the Tennessee River and Widows Creek.  The levels of metals, solids, and nutrients detected from the Tennessee River are below the national primary drinking water standards that apply to public water systems for treated water.

Ocoee Hydro Plant

On January 3, 2009, TVA opened  Ocoee No. 3 sluice gates to lower the reservoir elevation to prepare for work on Ocoee No. 2 Dam.  Large amounts of sediment were released downstream above Ocoee No. 2 and around the Olympic Course, and a number of fish were killed.  On January 9, 2009, TDEC issued a Notice of Violation for the release of sediments, instructing TVA to cease sluicing operations from Ocoee No. 3 Dam and to restore the affected area of the Ocoee River to pre-event status.

On January 12, TDEC issued a Director’s Order, replacing the Notice of Violation.  The order required TVA to cease all sluicing operations, submit a restoration plan for the section of river between Ocoee No. 3 Dam and Ocoee No. 3 Powerhouse, and submit a Best Management Practices Plan.  TVA ceased sluicing immediately.  On January 22, 2009, TVA submitted a plan for restoration and a Best Management Practices Plan.

Challenges During 2009

Financial Outlook

Financial Overview. Net loss for the three months ended December 31, 2008, was $305 million compared to net income of $8 million for the three months ended December 31, 2007.  This change was primarily due to an increase of $461 million in fuel and purchased power expense and $525 million in expenses related to the Kingston fly ash spill.  These increases in expenses were partially offset by a $717 million increase in revenue.

Although revenues increased approximately 30 percent, sales decreased approximately 2 percent.  The 30 percent increase in revenue was primarily due to an increase in the Fuel Cost Adjustment (“FCA”) rate due to higher fuel and purchased power costs and base rate increases effective April 1, 2008, and October 1, 2008.  These rate increases provided $482 million and $259 million in additional revenues in the first quarter of 2009.  The effects of the economic downturn are resulting in less demand for electric power by certain customer types.  Some directly served customers have reduced production in response to the downturn.  Through December 2008, municipal and cooperative sales have experienced less than a one percent growth rate compared to the prior year, while directly served industrial sales are down approximately nine percent.  In December 2008, TVA projected that sales for 2009 would be approximately five percent below the initial yearly forecast.

Investment Performance.  The performance of debt, equity, and other markets in 2008 negatively impacted the asset values of investments held in TVA’s pension and decommissioning trust funds.  During the quarter ended December 31, 2008, the investments in the TVA Retirement System declined in value $1.1 billion.  As of December 31, 2008, the TVA retirement system was approximately 65 percent funded.  Because of these declines, TVA may be required to make additional contributions to the TVA Retirement System in the future.

During the quarter ended December 31, 2008, the nuclear decommissioning trust (“NDT”) portfolio declined in value $184 million.  As of September 30, 2008, TVA’s NDT funding was 98 percent of the estimated present value of the funding requirements established by the Nuclear Regulatory Commission (“NRC”).

During the period September 30, 2008, through December 31, 2008, the change in the Standard & Poor’s  (“S&P”) 500 benchmark index was a decrease of 22 percent.

TVA will submit its biennial NDT funding status report to the NRC in March 2009.  The report is based on the status of the funding requirement as of December 31, 2008.  TVA anticipates it may make contributions to the NDT or provide other methods of decommissioning funding assurance necessary to match projected decommissioning fund balances.  TVA is monitoring the monetary value of its NDT fund in light of recent market performance and believes that, over the long-term before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.

TVA does not anticipate making significant changes in its basic investment policies as a result of current market conditions.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk in TVA’s Annual Report.

Summary of Recent Financial Market Conditions on Investment Portfolios

	2008
	September 30*	December 31*
Retirement System	$6,188	$5,057
Nuclear Decommissioning Trust	845	661

*	Investment balances at September 30, 2008 per Annual Report. Investment balances at December 31, 2008, are based on preliminary trustee statements.

     Weather Conditions.  Rainfall in the eastern Tennessee Valley was 96 percent of normal and runoff was 65 percent of normal for the first quarter of 2009.  Rainfall and runoff have continued to improve since December 31, 2008, with rainfall at 99 percent of normal and runoff at 79 percent of normal for the fiscal year as of January 31, 2009.  Hydroelectric generation increased during the four months ending January 31, 2009, in comparison to the four months ending January 31, 2008, as a result of heavy rains.  Hydroelectric generation was 2.0 billion kilowatt-hours during the first quarter of 2009, which was 1.1 billion kilowatt-hours higher than the first quarter of 2008; also, hydroelectric generation was 1.5 billion kilowatt-hours during the month of January 2009, which was 0.9 billion kilowatt-hours higher than the month of January 2008.

On January 16, 2009, TVA met a record winter demand of 32,572 megawatts without any customer interruptions.  During the hour of peak supply, purchased power constituted approximately 16 percent of TVA's load.

Lower Commodity Prices and Effects on Fuel Cost Adjustment.  Due to falling commodity prices across domestic and international markets, TVA experienced lower-than-expected costs in short-term markets for natural gas, fuel oil, and electricity during the first quarter of 2009.  The average market prices for these commodities for the quarter ended December 31, 2008, were 8 percent, 28 percent, and 14 percent lower, respectively, as compared to the average market prices for the quarter ended December 31, 2007.  Coal markets have reacted more slowly than other fuel markets and remain well above the previous year’s levels.  Average market prices for coal for the quarter ended December 31, 2008, were 114 percent higher as compared to the average market prices for the quarter ended December 31, 2007.  Average market prices for these commodities for the quarter ended December 31, 2008, and 2007, are shown in the table below.

Commodity Pricing Table
For the Three Months Ended December 31
	Prices
Commodity	2008	2007	Percent Change

Natural Gas (Henry Hub, $/mmBtu)	$6.43	$6.96	(8%)
Fuel Oil (Gulf Coast, $/mmBtu)	$12.70	$17.52	(28%)
Coal (FOB mine $/ton)	$62.76	$29.38	114%
Electricity (Into-TVA, $/MWh)	$49.27	$57.12	(14%)

Although the FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs, there is a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As a result, TVA’s cash flows can be positively or negatively affected by the FCA.  As of December 31, 2008, TVA had collected excess revenues to offset fuel and purchased power costs. The excess revenue was driven by market commodity prices being lower than those forecasted.  At December 31, 2008, TVA recognized a short-term regulatory liability of $322 million and a long-term regulatory liability of $46 million because of the change in market conditions. At September 30, 2008, TVA recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.  See Note 2 – Cost-Based Regulation and Fuel Cost Adjustment.

      Customers. Monticello EPB (“MEPB”) provided the required five year notice to terminate its TVA power contract on November 20, 2003.  As a result, it was no longer a distributor of TVA power effective midnight on Thursday, November 20, 2008.  TVA had provided electric service to Monticello, Kentucky, since 1960, and sales to MEPB accounted for approximately 0.1 percent of TVA’s annual revenues.

New Generation.  In September 2005, NuStart Development LLC (“NuStart”) selected the site of TVA’s Bellefonte Nuclear Plant (“Bellefonte”) as one of the two sites in the country for a new advanced design nuclear plant. NuStart is an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for new nuclear plants.  NuStart intends to seek a combined construction and operating license for the site for the new Advanced Passive 1000 reactor design by Westinghouse Electric Co.  As the license applicant, TVA submitted its combined license application to NRC for Bellefonte Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008.  If approved, the license to build and operate the plant would be issued to TVA.  A delay in the review schedule has occurred on one section of the application and the NRC is expected to complete an evaluation of its Combined Construction and Operating License application review schedule in early 2009 prior to making a decision as to the new schedule.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

As part of this evaluation, TVA asked the NRC in August 2008 to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.   A decision by the NRC on this request is expected potentially in the second quarter of 2009.  Reinstating the construction permits would allow TVA to place the units in a deferred status again with the NRC and would help TVA clarify the regulatory requirements and continue to evaluate the feasibility of using Bellefonte Units 1 and 2 to meet future base-load power demand.

Renewables and Clean Energy.  In December 2008, TVA issued a request for proposal (“RFP”) seeking proposals which may result in TVA obtaining both dispatchable capacity and as-available energy from renewable energy sources, clean energy sources, or sources that are considered to be both renewable and clean energy sources.  The RFP seeks proposals for the supply to TVA of up to a total of 500 megawatts of dispatchable capacity capable of being delivered by June 1, 2009, increasing to up to a total of 750 megawatts of dispatchable capacity capable of being delivered as of June 1, 2010, and further increasing to up to a total of 1,000 megawatts of dispatchable capacity capable of being delivered as of June 1, 2011.  TVA has received over 60 responses to the RFP and has begun a detailed evaluation of the proposals.

On January 30, 2009, TVA announced a request for proposals from vendors concerning the future use and operation of TVA’s three turbine wind farm on Buffalo Mountain about 10 miles north of Oliver Springs, Tennessee, near Knoxville.  TVA will consider any of a variety of options for using the three TVA-owned turbines and the site.  Proposals involving contractors providing operation and maintenance services, technical research and development partnerships, transfer of ownership with a power-purchase agreement, or other innovative arrangements will be considered.  The three turbines, with a capacity of 660 kilowatts each, were installed in 2000, establishing the first successful wind farm in the Southeast.  Proposals must be received by March 2, 2009.

2009 Performance Indicators

TVA quantifies the results of its operations in accordance with its Strategic Plan.  The Strategic Plan focuses on TVA’s performance in the following five broad areas and establishes general guidelines for each area:

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

      The Strategic Plan also outlines the policy-level direction for TVA and lists corporate-level metrics to be used in monitoring progress toward successful implementation of the plan.  These metrics encompass aspects of TVA’s mission in energy, the environment, and economic development and may change from time to time.  TVA’s Board approved these metrics on December 11, 2008.

Liquidity and Capital Resources

Sources of Liquidity

To meet short-term cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  TVA’s current liabilities exceed current assets because of continued use of short-term debt to fund short-term cash needs, including posting collateral as necessary in connection with a call monetization transaction (as discussed below) and meeting scheduled maturities of long-term debt.

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

TVA has not experienced difficulty in issuing short-term debt, or in refunding maturing debt, despite the disruptions in the credit markets.  Throughout the period of market volatility, TVA has experienced strong demand for its short-term discount notes, and has been able to issue discount notes at competitive rates.

Other than issuing electronotes®, which are retail notes and are generally smaller in size than TVA’s other long-term debt, TVA has not issued long-term debt since June 2008.  Despite conditions in the credit markets, TVA believes it would be able to issue long-term debt if needed.

Management expects continued demand for TVA short-term debt securities.  Along with the short-term debt program, management expects operating cash flows, cash on hand, and access to credit facilities to continue to provide more than adequate liquidity for TVA for the foreseeable future.

Management is not able to anticipate the long-term impacts of recent financial market turmoil on TVA, the financial markets in which TVA participates, or the economy of the Tennessee Valley.  In addition, management is not able to anticipate the long-term impacts of recent environmental-related events on TVA.  Management closely monitors conditions in the markets in which TVA conducts business and the financial health of companies with which it does business, and will continue to monitor these conditions in the future in an effort to be proactive in maintaining financial health.  TVA may need to seek additional funding should any of these conditions warrant additional cash resources.  TVA’s options for additional funding include, but are not limited to, an increase in rates, additional borrowing, evaluation of capital projects, and/or other financial arrangements.  Certain options for additional funding may require approval of the TVA Board.

The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  Under the current market conditions, on average TVA has placed more of its short-term investments in U.S. Treasury securities and less in commercial paper money market funds.

In addition to cash from operations, and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.25 billion with a national bank, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Certain sources of liquidity are discussed below.

Summary Cash Flows. A major source of TVA’s liquidity is operating cash flows resulting from the generation and sale of electricity.  A summary of cash flow components for the quarters ended December 31, 2008, and 2007, follows:

Summary Cash Flows
For the Three Months Ended December 31

	2008	2007
Cash provided by (used in):
Operating activities	$769	$302
Investing activities	(1,062)	(482)
Financing activities	233	173
Net decrease in cash and cash equivalents	$(60)	$(7)

Issuance of Debt. TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During the quarter ended December 31, 2008, TVA issued $39 million of power bonds with an interest rate of 5.04 percent.  See Note 5 for more information related to TVA’s debt activities.

Credit Facility Agreements.  TVA’s $150 million note with the U.S. Treasury expired at the end of 2008. In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which TVA has a $150 million credit facility. TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at December 31, 2008.

TVA also has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1.25 billion facility that matures on May 13, 2009, and the other of which is a $1 billion facility that matures on November 9, 2009.  The interest rate on any borrowing under both of these facilities is variable and based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.25 billion against which TVA has not borrowed.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings under the facilities at December 31, 2008.  TVA anticipates renewing each credit facility as it matures.  TVA anticipates that when it renews the second credit facility in May 2009, the amount of this facility will be reduced.

Call Monetization Transactions. From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized. As a result of an unprecedented inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional). At December 31, 2008, the value of the swaption was such that TVA posted $455 million with a custodian for benefit of the counterparty.

Comparative Cash Flow Analysis

2009 Compared to 2008

Net cash provided by operating activities increased $467 million from $302 million to $769 million for the three months ended December 31, 2007, and 2008, respectively. This increase resulted primarily from an increase in operating revenues of $717 million, a decrease in cash outlays for routine and recurring operating costs of $14 million, and a decrease in cash paid for interest of $12 million.  Operating revenues increased primarily from increases in revenue from municipalities and cooperatives, primarily due to the FCA which provided $426 million in additional revenues and base rate increases effective April 1, 2008, and October 1, 2008, which provided $225 million in additional revenue.  These items were partially offset by an increase in cash used by changes in working capital of $137 million and an increase in cash paid for fuel and purchased power of $98 million due to an increase in coal market prices.

Working capital changed primarily due to an increase in accounts receivable of $12 million for the first quarter of 2009 compared to a decrease of $247 million for the same period in 2008, a greater reduction in interest payable of $29 million, and a larger increase in inventories and other of $30 million, partially offset by a smaller decrease in accounts payable of $181 million.

Net cash used in investing activities increased $580 million from $482 million to $1,062 million for the three months ended December 31, 2007, and 2008, respectively.  The increase is primarily due to collateral posted with a custodian for the benefit of a counterparty under the terms of a swaption agreement of $455 million, an increase in expenditures for capital projects of $56 million, an increase in cash used for restricted cash and investments of $17 million for the first quarter of 2009 compared to an increase in cash provided of $23 million for the same period in 2008, and an increase in expenditures for the enrichment and fabrication of nuclear fuel of $31 million related to higher prices paid for enriched uranium and the normal year to year variability resulting from the timing of refueling outages at the nuclear plants.

Net cash provided by financing activities increased $60 million from $173 million to $233 million for the three months ended December 31, 2007, and 2008, respectively.  The increase was primarily due to an increase in net issuances of short-term debt of $2.1 billion in the first quarter of 2009 compared with the same quarter of the prior year.  This was partially offset by redemptions and repurchases of long-term debt of $2 billion in the first quarter of 2009, with no long-term debt retired in the first quarter of 2008.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2008, are detailed in the following table.

Commitments and Contingencies
Payments due in the year ending September 30

	2009[1]	2010	2011	2012	2013	Thereafter	Total
Debt	$2,423	$–	$1,000	$1,514	$2,388	$15,602	$22,927[2]
Interest payments relating to debt	808	1,188	1,160	1,132	987	15,989	21,264
Lease obligations
Capital	51	375	51	4	–	–	481
Non-cancelable operating	46	58	48	43	33	205	433
Purchase obligations
Power	174	236	248	232	177	6,092	7,159
Fuel	1,381	1,062	667	404	333	894	4,741
Other	52	25	14	16	16	84	207
Expenditures for emission control commitments	179	183	489	573	302	112	1,838
Payments on leasebacks	78	89	95	97	100	919	1,378
Payment to U.S. Treasury
Return of Power Facilities Appropriation Investment	20	20	20	20	20	10	110
Return on Power Facilities Appropriation Investment	14	21	20	19	17	155	246
Retirement plans	–	–	–	–	–	–	–
Total	$5,226	$3,257	$3,812	$4,054	$4,373	$40,062	$60,784

Note

(1)	Period January 1 – September 30, 2009

(2)	Does not include noncash items of foreign currency valuation gain of $53 million and net discount on sale of Bonds of $199 million.

Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance.  Management is evaluating alternatives which could change these amounts in the future.  See Note 10 — Case Brought by North Carolina Alleging Public Nuisance.

During 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2.  As of December 31, 2008, expenditures against these contracts are forecasted to be approximately $1.2 billion through 2012.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 2 — Energy Prepayment Obligations.

Energy Prepayment Obligations

	2009	2010	2011	2012	2013	Thereafter	Total

Energy Prepayment Obligations	$79	$105	$105	$105	$102	$511	$1,007

Results of Operations

Sales of Electricity

Sales of Electricity
For the three months ended December 31 (millions of kWh)

	2008	2007	Percent Change

Municipalities and cooperatives	32,574	32,476	0.3%
Industries directly served	8,947	9,818	(8.9%)
Federal agencies and other	541	441	22.7%
Total sales of electricity	42,062	42,735	(1.6%)

Heating degree days (normal 1,311)	1,389	1,058	31.3%
Cooling degree days (normal 64)	71	150	(52.7%)
Combined degree days (normal 1,375)	1,460	1,208	20.9%

Significant items contributing to the 673 million kilowatt-hour decrease in electricity sales for the first quarter of 2009 compared to the same period in 2008 include an 871 million kilowatt-hour decrease in sales to Industries Directly Served, partially offset by a 100 million kilowatt-hour increase in sales to Federal Agencies and Other and a 98 million kilowatt-hour increase in sales to Municipalities and Cooperatives.

The decrease in sales to Industries Directly Served was mainly attributable to decreased demand among several of TVA’s directly served industrial customers as a result of lower production levels at their facilities.  The decrease in demand is primarily due to a downturn in the economy, which affects TVA’s directly served industrial customers more than other customer types.

The increase in Federal Agencies and Other was due to a 69 million kilowatt-hour increase in sales to directly served federal agencies largely attributable to an increase in demand by two directly served federal agencies, which accounted for 93 percent of this increase.  TVA also experienced a 31 million kilowatt-hour increase in off-system sales due to increased generation available for sale.

The increase in sales to municipalities and cooperatives is largely due to an increase in sales to residential customers as a result of an increase in combined degree days of 252 and the addition of a municipal and cooperative customer not present in the first quarter of 2008.  The increase in combined degree days and the addition of a customer were partially offset due to a decrease in demand among commercial and industrial customers on account of the downturn in the economy.

Financial Results

The following table compares operating results for the three months ended December 31, 2008, and 2007:

Summary Statements of Operations
For the Three Months Ended December 31

	2008	2007

Operating revenues	$3,077	$2,360
Operating expenses	(3,042)	(2,012)
Operating income	35	348
Other (expense) income	(9)	3
Interest expense, net	(331)	(343)
Net (loss) income	$(305)	$8

Net loss for the three months ended December 31, 2008, was $305 million compared to net income of $8 million for the same period in 2007.  The $313 million change in net income was primarily attributable to a $1,030 million increase in operating expenses and a $12 million change in other (expense) income as more fully described below.  These items were partially offset by a $717 million increase in operating revenues and a $12 million decrease in net interest expense.

Operating Revenues.  Operating revenues for the three months ended December 31, 2008, and 2007, consisted of the following:

Operating Revenues For the Three Months Ended December 31

	2008	2007	Percent Change

Sales of Electricity
Municipalities and cooperatives	$2,569	$1,913	34.3%
Industries directly served	442	392	12.8%
Federal agencies and other	38	25	52.0%
Other revenue	28	30	(6.7%)
Total	$3,077	$2,360	30.4%

The increase in revenue from Municipalities and Cooperatives is primarily due to the FCA, which provided $426 million in additional revenues.  Average base rates increased 12.6 percent primarily due to base rate increases effective April 1, 2008, and October 1, 2008, and provided $225 million in additional revenue.  Sales increased 0.3 percent resulting in $5 million of additional revenue primarily due to favorable weather which increased sales 3.5 percent.  This increase was partially offset by a decline in sales growth of 3.2 percent.

The increase in revenue from Industries Directly Served is primarily attributable to the FCA and an increase in average base rates of 9.5 percent, which yielded $50 million and $32 million, respectively, in additional revenue.  These increases were partially offset by a $32 million decline in revenue due to decreased sales of 8.9 percent.

The increase in revenue to Federal Agencies and Other was the result of a $12 million increase in revenues from federal agencies directly served due to the FCA, increased sales of 16.7 percent, and an increase in average base rates of 8.9 percent, which provided $6 million, $4 million, and $2 million in additional revenues, respectively.  Off-system sales provided an additional $1 million in revenue.

Operating Expenses. Operating expenses for the three months ended December 31, 2008, and 2007, consisted of the following:

Operating Expenses For the Three Months Ended December 31
	2008	2007	Percent Change

Fuel and purchased power	$1,383	$922	50.0%
Operating and maintenance	590	580	1.7%
Depreciation, amortization, and accretion	396	390	1.5%
Tax equivalents	148	120	23.3%
Environmental clean up costs-Kingston ash spill	525	–	N/A
Total operating expenses	$3,042	$2,012	51.2%

Significant drivers contributing to the $1,030 million increase in total operating expenses included:

Fuel and purchased power expense increased $461 million due to:

•
A $384 million increase in fuel expense resulting from an increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 21.7 percent primarily due to higher fuel cost for coal-fired and nuclear generation, partially offset by decreased costs for natural gas and fuel oil used for combustion turbine generation. The higher cost of fuel increased expense by $123 million. Net generation increased slightly, 0.3 percent, which resulted in $2 million of additional expense.  Lastly, the FCA net deferral and amortization for fuel expense increased expense an additional $259 million.

•
A $77 million increase in purchased power expense resulting from an increase in the average purchase price of 5.0 percent, which resulted in $11 million in additional expense. The FCA net deferral and amortization for purchased power expense increased expense $98 million and TVA also experienced an increase in realized losses related to natural gas derivatives which added an additional $63 million in expense.  These increases in purchased power expense were partially offset by a decrease in the volume of purchased power of 30.1 percent, which resulted in a decrease of $95 million in expense. The decrease in volume of purchased power was primarily due to an increase in hydro-generation compared to the first quarter of 2008, which allowed TVA to purchase less power to meet demand.

Operating and maintenance expense increased $10 million due to:

•	Costs for reagents increased $9 million largely due to increased volume as a result of additional selective catalytic reduction (“SCR”) capacity online in the first quarter of 2009;

•      Routine operating and maintenance costs for river operations increased $5 million;

•	Workers’ compensation expense increased $5 million primarily due to an increase in costs to administer the program; and

•	The FCA net deferral and amortization increased $5 million for operating and maintenance expense.

    These increases were partially offset by decreased outage and routine operating and maintenance costs of $20 million at coal-fired and combustion turbine plants largely due to a decrease in outage days of 335 days as a result of 5 less planned outages and a change in the nature and scope of the outages during the first quarter of 2009.  TVA also performed significant repair work on Unit 3 at Paradise Fossil Plant in the first quarter of 2008 that did not reoccur in the first quarter of 2009.

Depreciation, amortization, and accretion expense increased $6 million primarily attributable to an increase in net plant additions.

Tax equivalent payments increased $28 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.  Tax equivalent payments are based on prior year’s electricity sales.

Environmental clean up cost – Kingston ash spill expenses recognized at December 31, 2008 were $525 million.   (See Management Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Kingston Fossil Plant for details.)

Other (Expense) Income, Net.  The $12 million change in Other (expense) income, net was largely due to an increase in realized and unrealized losses on TVA’s Supplemental Executive Retirement Plan funds and restricted investments related to the collateral held by TVA.  TVA also received a payment in connection with a False Claims Act suit in the first quarter of 2008 not present in the first quarter of 2009.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2008, and 2007, consisted of the following:

Interest Expense For the Three Months Ended December 31
	2008	2007	Percent Change

Interest on debt and leaseback obligations	$334	$341	(2.1%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(8)	(3)	166.7%
Net interest expense	$331	$343	(3.5%)

	(percent)
	2008	2007	Percent Change
Interest rates (average)
Long-term	5.95	5.96	(0.2%)
Discount notes	0.75	4.59	(83.7%)
Blended	5.48	5.87	(6.6%)

Significant items contributing to the $12 million decrease in net interest expense included a $5 million increase in an allowance for funds used during construction (“AFUDC”) and nuclear fuel expenditures primarily due to an increase in the construction work in progress base used to calculate AFUDC in 2009.  Interest on debt decreased $7 million primarily due to a significant decrease in the average discount notes interest rate from 4.59 percent during the first quarter of 2008 to 0.75 percent during the same period in 2009.  The decrease in short-term interest was partially offset by a $415 million increase in the average balance of long-term-outstanding debt in the first quarter of 2009.

Off-Balance Sheet Arrangements

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (“Choctaw”), subsequently assigned to Choctaw Generation Limited Partnership, to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by Financial Accounting Standards Board  (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FASB Interpretation No. 46R (as amended, “FIN No. 46R”), TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw lacks the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended December 31, 2008.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of December 31, 2008, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by Standard and Poor’s and Moody’s were BB with a negative outlook and Ba2, respectively.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for based on the normal purchases and normal sales exemption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the quarter under the agreement amounted to $18 million, and the remaining financial commitment under this agreement is $6.7 billion.  TVA has no additional financial commitments with respect to the facility beyond the purchase power agreement.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary, up to $5 million, to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days or TVA is relieved of its obligations under the purchase power agreement.  Because of the terms of the letter of credit arrangement and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of December 31, 2008.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

Critical Accounting Policies and Estimates

           The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  TVA’s critical accounting policies are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates and Note 2–Summary of Significant Accounting Policies in the Annual Report.

TVA power rates are not subject to regulation through a public service commission or other similar entity.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  This rate-setting authority meets the “self-regulated” provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”). TVA meets the remaining criteria of SFAS No. 71 because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs under the provisions of SFAS No. 101, “Regulated Enterprises– Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.

Changes in Ratemaking Impacting Accounting

In August 2008, the TVA Board approved the following change in ratemaking, which resulted in a change in accounting for the type of transaction described below.

The TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143 and FIN No. 47. These costs had previously been included in rates as the asset retirement obligation (“ARO”) was accreted and the asset was depreciated. In accordance with EITF 93-4, these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred. Because of the establishment of the asset retirement trust (“ART”) and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria. Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008. The regulatory asset initially created related to this adjustment totaled $350 million. The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense. See Note 2 — Asset Retirement Obligations.

Fair Value Measurement

Securities Held as Trading.  TVA’s investments classified as trading consist of amounts held in the NDT, the ART, and the Supplemental Executive Retirement Plan (“SERP”).  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices. TVA's investments are primarily U.S. equities, international equities, real estate investment trusts (“REITs”), fixed income, high-yield fixed income, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments. Commingled funds are used to gain exposure to certain investments. TVA has classified all of these investments as either Level 1 or Level 2 valuations.  The adoption of SFAS No. 157 resulted in a decrease of $4 million in the fair value of NDT assets due to the application of credit valuation adjustments (“CVAs”) but did not materially impact the fair value of ART or SERP assets.

Vendor-provided prices are subjected to automated tolerance checks by TVA to identify and avoid, where possible, the use of inaccurate prices.  Any questionable prices identified are reported to the vendor which provided the price.  If the prices are validated, the primary pricing source is used. If not, a secondary source price which has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared. Tolerance thresholds are established by asset class. Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Derivatives.  TVA is currently a party to the following types of derivatives:

•	Commodity contracts to purchase coal with volume options
•	Commodity swaps, futures, and options on futures
•	Currency swaps
•	Interest rate swaps
•	Swaption

Commodity contracts to purchase coal with volume options are classified as Level 3 valuations.  Commodity swaps, futures, and options on futures are classified as Level 1 and Level 2 valuations.  Currency swaps and interest rate swaps are classified as Level 2 valuations.    The swaption is classified as a Level 3 valuation.

Commodity Contracts to Purchase Coal with Volume Options.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  As a result, these valuations are classified as Level 3 valuations.  The adoption of SFAS No. 157 resulted in a $60 million decrease in the fair value of commodity contracts in an asset position and a $1 million decrease in the fair value of commodity contracts in a liability position due to the application of CVAs to these contracts.

Commodity Swaps, Futures, and Options on Futures.  TVA uses quoted New York Mercantile Exchange (“NYMEX”) prices in its determination of the fair value of these contracts.  Contracts settled on the NYMEX are classified as Level 1 valuations.  These are primarily natural gas futures and option contracts. Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas swap contracts.  The adoption of SFAS No. 157 resulted in a $2 million decrease in the fair value of the commodity swaps in a liability position due to the application of CVAs.

TVA maintains policies and procedures to value commodity contracts using the best and most relevant data available. In addition, TVA uses risk management teams that review valuations and pricing data. TVA retains independent pricing vendors to assist in valuing certain instruments without market liquidity.

Currency Swaps, Interest Rate Swaps, and Swaption.  TVA has three cross-currency swaps, three “fixed for floating” interest rate swaps, and one swaption.  The currency swaps and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  While most of the fair value measurement is based on observable inputs, the swaption is classified as a Level 3 valuation as a significant input is unobservable.  The adoption of SFAS No. 157 resulted in a $4 million decrease in the fair value of the currency swaps, an $8 million decrease in the fair value of the interest rate swaps, and a $9 million decrease in the fair value of the swaption due to the application of CVAs.

Fair Value Considerations.  In determining the fair value of its financial instruments, TVA considers the source of observable market data inputs, liquidity of the instrument, credit risk, and risk of nonperformance of itself or the counterparty to the contract. The conditions and criteria used to assess these factors are described below:

 Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., Bloomberg, Reuters). In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

     Market Liquidity.  Market liquidity is assessed by TVA based on criteria as to whether the financial instrument participates in an active or inactive market. An active market can be defined as a spot market/ settlement mechanism environment and also a potential forward/futures market that is based on the activity in the forward/futures market. A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, the prices can be measured by market bid and ask quotes, the market has a relatively large proportion of trading volume as compared to TVA's current trading volume, and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price. Other factors TVA considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market based price upon entering into a transaction.

     Nonperformance Risk.  The impact of nonperformance risk, which  includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. TVA is a counterparty to currency swaps, interest rate swaps, a swaption, commodity contracts, and other derivatives which subject TVA to nonperformance risk. Nonperformance risk on the majority of investments and certain exchange traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA  adjusts for nonperformance risk by deducting a CVA that calculates counterparty risk.  For derivative instruments of a relatively short-term nature (generally less than five years), the CVA is calculated based on composite credit spreads over U.S. Treasury yields for either identical companies or companies with a similar bond rating (as determined by S&P ratings or, when unavailable, TVA’s internal analysis) as obtained from widely-used services (e.g., Standards and Poor’s, Bloomberg).  For TVA’s currency swaps, interest rate swaps, and swaption, the remaining terms of the instruments range from 12 to 35 years.  The CVA for these liabilities is calculated based on the historical default rate for companies with TVA’s senior unsecured long-term bond ratings over the remaining term as obtained by widely used ratings services (e.g., Standard and Poor’s, Moody’s Investors Service).

All derivative instruments are analyzed individually and are subject to unique risk exposures. The aggregate counterparty credit risk adjustments applied to TVA's derivative asset position was a $64 million decrease for the three months ended December 31, 2008. The aggregate credit risk adjustments applied to TVA's derivative liability position was a $24 million decrease for the three months ended December 31, 2008.  Credit risk and counterparty credit risk adjustments on all derivative contracts except for currency swaps are charged to regulatory assets (liabilities) until the contracts are settled.  The credit risk and counterparty credit risk adjustments related to the currency swaps are charged to Other comprehensive loss to the extent that the cash flow hedge is considered effective, and any remaining amount is charged to regulatory assets (liabilities) until the contracts are settled.

Collateral.  TVA is a counterparty under a swaption contract granting the other counterparty the right to enter into a swap agreement with TVA.  Under the terms of the contract, TVA is required to post collateral if its position in the contract exceeds $500 million of exposure.  As of December 31, 2008, TVA had posted $455 million with a custodian as collateral under the arrangement.  TVA’s assessment of the risk of its non-performance includes a reduction in its exposure under the contract as a result of this posted collateral.

Level 3 Information.  Unrealized gains (losses) on contracts classified as Level 3 valuations are included in regulatory assets (liabilities) until the contracts are settled.  TVA experienced significant unrealized losses on commodity contracts with volume options to purchase coal due to significant declines in coal market prices during the quarter ended December 31, 2008.  TVA also experienced unrealized losses on the swaption liability due to decreases in interest rates during the quarter.  Unrealized gains (losses) on these instruments did not have a material effect on liquidity or capital resources.  There were no realized gains (losses) on commodity contracts to purchase coal with volume options or the swaption during the three months ended December 31, 2008.  Level 3 valuations represent 37 percent of total assets measured at fair value and 51 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”).   SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.   SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  The adoption of SFAS No. 157 resulted in a $64 million decrease in the fair value of assets and a $24 million decrease in the fair value of liabilities.  All such decreases were reflected as changes in regulatory assets, regulatory liabilities, and accumulated other comprehensive income.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, "Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA has utilized the deferral portion of FSP FAS No. 157-2 for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

In October 2008, FASB issued FSP FAS No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP FAS No.157-3").  FSP FAS No.157-3 clarifies the application of SFAS No. 157 in a market that is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA upon its implementation of SFAS No. 157 on October 1, 2008.  The adoption of FSP FAS No. 157-3 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the standard, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities. The adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  On April 30, 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FIN No. 39, “Offsetting of Amounts Related to Certain Contracts.” This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133.  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP did not materially impact TVA’s financial condition, results of operations, or cash flows.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interests Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interests Entities.” This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,”  to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (1) the sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“nontransferor”) of financial assets to the qualifying SPE and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  TVA adopted the disclosure provisions of this FSP during the first quarter of 2009.

Employers’ Disclosures about Postretirement Benefit Plan Assets. On December 30, 2008, FASB issued FSP No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets: 1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP also includes a technical amendment to require the disclosure of net periodic benefit cost recognized.  This technical amendment was effective upon issuance and TVA adopted this portion of this FSP during the first quarter of 2009.  The remaining portions of this FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of the remaining portions of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the remaining portions of this FSP on its disclosures in the financial statements.

The following accounting standards have been issued, but as of December, 31, 2008, are not yet effective and have not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  The provisions of SFAS No. 141R are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141R could have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The effective date of adoption for TVA is the second quarter of 2009.  TVA is currently evaluating the potential impact of adopting SFAS No. 161 on its disclosures in the financial statements.

Hierarchy of Generally Accepted Accounting Principles.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The implementation of SFAS No. 162 is not expected to have a material impact on TVA’s financial position and results of operations.

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

Proposed Legislation

On March 13, 2007, Senators Jim Bunning and Mitch McConnell of Kentucky introduced the Access to Competitive Power Act of 2007 in the U.S. Senate.  Under this bill, TVA and federal power marketing agencies would be subject to greater FERC jurisdiction with respect to transmission, including rates, terms, and conditions of service.  No congressional action was taken on this bill prior to adjournment of the 110th Congress.  On October 18, 2007, Senators Joseph Lieberman and John Warner introduced America’s Climate Security Act of 2007 in the U.S. Senate.  This economy-wide bill would mandate the reduction of greenhouse gas emissions of covered facilities through a cap-and-trade structure.  Covered facilities include those that use more than 5,000 tons of coal per year.  Compliance may be met through trading, banking, borrowing, and offsets.  In May 2008, Senators Lieberman and Warner reintroduced the bill as the Lieberman-Warner Climate Security Act of 2008, S. 3036.  On June 6, 2008, the bill failed to obtain enough votes to overcome a filibuster and to move to final consideration in the U.S. Senate.  No further congressional action was taken on this bill prior to adjournment of the 110th Congress.

On January 14, 2009, Representative Nick Rahall from West Virginia introduced a bill (H.R. 493), which would direct the Secretary of the Interior to promulgate regulations concerning the storage and disposal of coal ash.  This bill draws on the regulatory model for impoundments that is used for coal slurry management under the Surface Mining Control and Reclamation Act of 1977.  Additional regulatory and legislative proposals to regulate coal ash ponds are possible.

On February 4, 2009, Congressman Edward Markey introduced a bill (H.R. 890) to establish a Federal Renewable Portfolio Standard, under which covered retail electric utilities would be required to meet a qualifying renewable energy percentage of 25% by calendar year 2025.  As presently drafted, the bill would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.

For a discussion of additional environmental legislation and regulation, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.

TVA can control neither what legislation becomes law nor what regulations are promulgated.  Even legislation or regulations of which TVA has been made aware may be changed in ways which are difficult to predict or have unforeseen consequences.  TVA cannot therefore predict with certainty or with any accuracy whether the initiatives discussed above will become law in the future and in what form, and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors in the Annual Report and Part II, Item 1A, Risk Factors in this Quarterly Report.

Environmental Matters

Air Quality Control Developments

A federal appeals court on December 23, 2008, temporarily reinstated the EPA’s Clean Air Interstate Rule (“CAIR”) that would require 28 mostly eastern states – including those where TVA operates - to reduce emissions of sulfur dioxide (“SO2“), nitrogen oxides (“NOx“) and particulate matter. The reinstatement will allow EPA to rewrite the cap-and-trade portion of the rule to fix the flaws, in accordance with the court’s July decision in North Carolina v. EPA that vacated the cap-and-trade regulation. The court declined to set a deadline for EPA to rewrite the rule. As discussed in the Annual Report, TVA will continue its previously announced emissions reduction program, including completion of scrubber installations for SO2 control at Bull Run, Kingston, and John Sevier Fossil Plants, and annual operation of the 21 SCR and other NOx controls which began in October 2008. These plans were established based on the CAIR rule.

On December 22, 2008, the EPA designated areas throughout the U.S. as "non-attainment" and "unclassifiable/attainment" for the 24-hour national ambient air quality standard for fine particulate matter (“PM2.5”). Two hundred eleven counties or parts of counties were designated as non-attainment based on the recommendations provided by states and tribes, as well as additional supporting information provided by states, tribes, and the public. In the Tennessee Valley region, McCracken County and a portion of Muhlenberg County in Kentucky were designated as non-attainment. TVA operates coal-fired generating plants in both of these counties. In Tennessee, Montgomery, Knox, Loudon, Anderson, and Blount counties, as well as portions of Humphreys, Stewart, and Roane counties around TVA’s generating plants, were also designated as non-attainment. When final non-attainment designations become effective, likely in early April 2009, state and local governments will be required to take steps to control fine particle pollution in non-attainment areas. Those steps may include stricter controls on industrial facilities including TVA’s generating plants and additional planning requirements for transportation-related sources. States must submit their plans to the EPA within three years after EPA makes final designations or by April 2012. Areas are required to attain the standard by 2014. EPA may grant attainment date extensions for up to five additional years in areas with more severe PM2.5 problems as well as in areas where emission control measures are not available or feasible.

In December 2008 TVA completed construction and began operation of the flue gas desulphurization system or “scrubber” at the Bull Run Fossil Plant (“Bull Run”).  Bull Run is a single-unit plant with a capacity of 870 megawatts located near Oak Ridge, Tennessee. This state-of-the-art control system removes greater than 90 percent of the plant’s sulfur dioxide emissions, and is one of the actions required by the court in its decision in the lawsuit brought by the State of North Carolina against TVA.  See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations–Legal.

Legal

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below.  In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $21 million with respect to the proceedings described below as of December 31, 2008, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill – See Note 1.

Significant Legal Proceedings to Which TVA Is a Party

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the states of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run Fossil Plant (“Bull Run”), the Kingston Fossil Plant (“Kingston”), the John Sevier Fossil Plant (“John Sevier”), and the Widows Creek Fossil Plant (“Widows Creek”) constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas desulfurization systems (“scrubbers”) and selective catalytic reduction systems (“SCRs”) currently operating at Bull Run be properly maintained and operated year-round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRs be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s Chief Executive Officer to make semi-annual reports to the court of TVA’s progress in complying with the order, beginning in July 2009.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s instructions with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers is nearly complete.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by 2011, when the current schedule calls for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  TVA could also be required to take additional measures not currently planned or scheduled in order to comply with the court’s order.  Advancing the construction schedule or taking additional actions could increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.8 billion through 2014.  Of this amount, TVA was already planning to spend approximately $0.8 billion before the court issued its order.  There could be other cost impacts, including fuel, variable operation and maintenance (“O&M”), and fixed O&M, and those costs are under evaluation.

On January 28, 2009, TVA asked the court to clarify one aspect of its order dealing with the schedule at John Sevier.  TVA is currently reviewing the decision and considering other options.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run, a coal-fired electric generating facility located in Anderson County, Tennessee.  Trial was scheduled for September 2, 2008, but the trial was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has not yet been rescheduled.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002. The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million. The district court dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained Environmental Protection Agency (“EPA”) approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six-minute intervals) at various times between January 3, 2000, and September 30, 2002.  EPA has since approved the rule, which is being challenged in separate litigation before the Eleventh Circuit.  On January 6, 2009, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  AREVA subsequently claimed it was entitled to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but has been reset for April 20, 2009.  A second trial on the question of damages will be held later, if necessary.  TVA and AREVA have negotiated the terms of a settlement agreement.  The proposed settlement is subject to approval by the TVA Board and is currently scheduled to be considered at the TVA Board’s next public meeting.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA, and several other defendants, disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  The complaint also includes a claim under state law against the defendants for the release of hazardous materials.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that carbon dioxide (“CO2 “) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power companies.  The second case, which alleges both public and private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs do not seek monetary damages, but instead seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  Oral argument was held before the Second Circuit on June 7, 2006.  On June 21, 2007, the Second Circuit directed the parties to submit letter briefs by July 6, 2007, addressing the impact of the Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (2007), on the issues raised by the parties.  On July 6, 2007, the defendants jointly submitted their letter brief.  The Second Circuit has yet to issue its decision.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 residents of Mississippi allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, including TVA and other utilities.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  TVA has moved to dismiss the complaint on grounds that TVA’s operation of its coal-fired plants is not subject to tort liability due to the discretionary function doctrine.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, and an oral argument was held before a three judge panel during the week of November 3, 2008.

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

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA as a result of TVA’s failure to properly maintain ductwork at Widows Creek Unit 7.  From 2002 to 2005, the unit’s ducts allowed SO2 to escape into the air, but TVA repaired the ductwork in 2005.  While the NOV does not set out an administrative penalty, it is likely that TVA will face a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  TVA and the State of Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from EPA for which TVA may be liable in connection with the NOV.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.  TVA submitted its combined license application (“COLA”) to the Nuclear Regulatory Commission (“NRC”) for Bellefonte Nuclear Plant (“Bellefonte”) Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was docketed by the NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support the NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, as a result, the admission of the petitioners as parties to the proceeding.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  A hearing on these admitted contentions will be conducted in the future.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  Other COLA applicants have received similar petitions raising similar potential contentions.

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

Notification of Potential Liability for Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  EPA and a working group of potentially responsible parties (the “PRP Work Group”) have provided documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  The PRP Work Group is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four areas:  two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basis; and supplemental groundwater remediation.  The first phase of soil cleanup is underway, and the high-end cost estimate for this work is about $66 million.  There are no reliable estimates for the second phase of soil and cleanup or the supplemental groundwater remediation, although EPA has selected a cleanup plan for the downstream drainage basin with a present worth cost estimate of $6 million.  TVA understands that EPA has incurred approximately $3 million in past response costs, and the PRP Work Group has reimbursed EPA approximately $725,000 of those costs.  The PRP Work Group plans to propose a cost allocation schedule which it will use as the basis for offering settlements to PRPs for the first phase of soil cleanup.  It plans to sue PRPs who do not settle.  There also may be natural resource damages liability at this site, but TVA is not aware of any estimated amount for any such damages.  TVA has a potential defense that it only sent useful equipment to Ward and thus is not liable for arranging for disposal of a hazardous substance at the site.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction, Inc. (“Stone and Webster”), respectively, are to share in a team incentive fee pool funded from cost savings based on under runs in the budgets for their respective work scopes.  In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  On August 20, 2008, the TVA Board approved a proposed settlement of various claims with Stone and Webster for consideration in the amount of approximately $29 million, of which approximately $16 million represented Stone and Webster’s Team Incentive Fee Pool claim recovery.

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

Significant Litigation to Which TVA Is Not a Party

NSR Case Against Duke Energy.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”) in favor of Duke Energy and against EPA in EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that under EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions should be used for the test, not hourly emissions as utilities, including TVA, have argued should be the standard.  Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as EPA has argued. EPA did not appeal this ruling.  On October 5, 2007, EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

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

Case Involving Clean Air Interstate Rule.  On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued a decision in State of North Carolina vs. EPA that vacated the Clean Air Interstate Rule (“CAIR”) in its entirety and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit opinion. EPA promulgated CAIR in 2005 and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s operating area, and the District of Columbia.   EPA requested a rehearing of the case or, in the alternative, that the case be remanded without CAIR being vacated.  On December 23, 2008, the D.C. Circuit granted the motion and ordered EPA to develop a new rule but allowed CAIR to remain in effect during this process.

Case Involving the Clean Air Mercury Rule.  On February 8, 2008, the D.C. Circuit issued an opinion in the case of State of New Jersey vs. EPA that vacated EPA’s decision to remove coal and oil-fired Electric Generating Units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to Maximum Achievable Control Technology (“MACT”) standards under section 112 of the CAA.   The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”) which set mercury limits via a cap-and-trade program.  Unless the D.C. Circuit’s ruling is reversed, or EPA is able to determine that mercury emissions are adequately controlled in accordance with the D.C. Circuit’s remand instructions, EPA will have to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements. The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR. Regardless of the status of the EPA’s regulatory program for mercury, TVA will continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx emissions.

Case Involving Cooling Water Intake Structures.  On January 25, 2007, the Second Circuit issued an opinion in the case of Riverkeeper, Inc., vs. EPA that remanded the EPA’s Phase II Rule, which was the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act (“CWA”).  The Second Circuit held, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures. The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the Supreme Court.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 14, 2008, the Supreme Court granted the petition, limiting its review to one issue: "Whether Section 316(b) of the CWA authorizes EPA to compare costs with benefits in determining the 'best technology available for minimizing adverse environmental impact' at cooling water intake structures.” The Department of Justice and industry petitioners will defend the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived. The case has been argued before the Supreme Court. TVA is unable to predict the outcome.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness and the design of TVA’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Strategic Risk

•      TVA could become subject to regulation of coal combustion by-products.

There is a risk that coal combustion by-products may be strictly regulated by federal and state governments in a way that adversely affects TVA.  Recent events at TVA’s Kingston Fossil Plant have resulted in certain testimony before Congress recommending the regulation of coal combustion by-products, which could require TVA to make additional capital expenditures, increase TVA’s operating and maintenance costs, or even lead to TVA’s retiring certain facilities.

Operational Risk

•	Restrictive laws and regulations impacting containment ponds at TVA’s plants may negatively affect TVA’s operations.

There is a risk that TVA could be required to phase out the use of, or make significant changes to, surface impoundments for coal combustion by-products at existing fossil plants.  Any such development would require TVA to incur significant capital expenditures to redesign its existing surface impoundments to include items such as composite liners, leachate collection systems, and groundwater monitoring systems, and could also increase TVA’s maintenance costs or even lead to TVA’s retiring certain facilities such as ash containment ponds.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.2	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.3	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.4	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.5	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.6
Third Amendment Dated as of November 10, 2008, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, as Amended as of November 2, 2006, and November 2, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2008, File No. 000-52133)

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

      Date: February 12, 2009                                                                      TENNESSEE VALLEY AUTHORITY
      (Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.2	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.3	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.4	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.5	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)
10.6
Third Amendment Dated as of November 10, 2008, to the Fall Maturity Credit Agreement Dated as of May 17, 2006, as Amended as of November 2, 2006, and November 2, 2007, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2008, File No. 000-52133)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer