Form 10-Q
period 2009-03-31
Tennessee Valley Authority
filed 2009-05-01
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐No ☐

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

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

▪	New laws, regulations, and administrative orders;
▪	Unplanned contributions to TVA’s pension or other postretirement benefit plans or to TVA’s nuclear decommissioning trust;
▪	Cost overruns associated with the cleanup and recovery activities associated with the Kingston ash spill, which may result from, among other things, the final ash disposal plan approved by regulatory authorities, changes in laws and regulatory requirements, and the identification of other environmentally sensitive material in the river sediment that requires remediation;
•	Fines, penalties, and settlements associated with the Kingston ash spill;
▪	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
▪	Significant changes in demand for electricity;
•	Loss of customers;
•	The performance or failure of TVA’s generation, transmission, and related assets (including facilities such as ash ponds);
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility;
•	Events at facilities not owned by TVA that affect the supply of water to TVA’s generation facilities;
•	Compliance with existing or future environmental laws and regulations;
▪	Significant delays or cost overruns in construction of generation and transmission assets;
•	Inability to obtain regulatory approval for the construction of generation assets;
•	Weather conditions, including drought;
•	Failure of TVA’s transmission facilities or the transmission facilities of other utilities;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability of purchased power providers, fuel suppliers, and other counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, construction materials, electricity, and emission allowances;
▪	Changes in the prices of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Creditworthiness of TVA, its counterparties, and its customers;
•	Rising pension costs and health care expenses;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money;
•	Changes in the economy;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards;
•	The loss of TVA’s ability to use regulatory accounting;
▪	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Changes in TVA’s plans for allocating its financial resources among projects;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred;

•	Volatility in financial markets;
•	Changes in the market for TVA securities; and
•	Unforeseeable events.

Additionally, other risks that may cause actual results to differ materially from the predicted results are set forth in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Annual Report”) and in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

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

Notes

References to “Notes” are to the Notes to Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available on TVA's web site, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  In addition, the public may read and copy any reports or other information that TVA files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008

Operating revenues
Sale of electricity
Municipalities and cooperatives	$2,509	$2,072	$5,078	$3,985
Industries directly served	362	382	804	774
Federal agencies and other	32	33	70	58
Other revenue	30	31	58	61
Total operating revenues	2,933	2,518	6,010	4,878

Operating expenses
Fuel and purchased power	1,232	973	2,615	1,895
Operating and maintenance	586	559	1,176	1,139
Depreciation, amortization, and accretion	398	392	794	782
Tax equivalents	137	117	285	237
Environmental clean up costs — Kingston ash spill (Note 1)	150	—	675	—
Total operating expenses	2,503	2,041	5,545	4,053

Operating income	430	477	465	825

Other income (expense), net	20	(2)	11	1

Interest expense
Interest on debt and leaseback obligations	321	340	655	681
Amortization of debt discount, issue, and reacquisition cost, net	5	5	10	10
Allowance for funds used during construction and nuclear fuel expenditures	(9)	(5)	(17)	(8)
Net interest expense	317	340	648	683

Net income (loss)	$133	$135	$(172)	$143
The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

ASSETS
	March 31 2009	September 30 2008

Current assets	(Unaudited)
Cash and cash equivalents	$211	$213
Restricted cash and investments	—	106
Accounts receivable, net	1,200	1,405
Inventories and other, net	1,025	779
Total current assets	2,436	2,503

Property, plant, and equipment
Completed plant	40,527	40,079
Less accumulated depreciation	(17,531)	(16,983)
Net completed plant	22,996	23,096
Construction in progress	2,204	1,892
Nuclear fuel and capital leases	941	791
Total property, plant, and equipment, net	26,141	25,779

Investment funds	702	956

Regulatory and other long-term assets
Deferred nuclear generating units	2,543	2,738
Other regulatory assets	5,307	4,166
Subtotal	7,850	6,904
Other long-term assets	644	995
Total regulatory and other long-term assets	8,494	7,899

Total assets	$37,773	$37,137

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,972	$1,333
Environmental clean up costs – Kingston ash spill (Note 1)	250	—
Collateral funds held	—	103
Accrued interest	411	441
Current portion of leaseback obligations	60	54
Current portion of energy prepayment obligations	105	106
Short-term debt, net	1,621	185
Current maturities of long-term debt	401	2,030
Total current liabilities	4,820	4,252

Long-term liabilities
Other long-term liabilities	4,523	3,514
Regulatory liabilities	424	860
Environmental clean up costs – Kingston ash spill (Note 1)	348	—
Asset retirement obligations	2,382	2,318
Leaseback obligations	1,259	1,299
Energy prepayment obligations	875	927
Total long-term liabilities	9,811	8,918

Long-term debt, net	19,885	20,404

Total liabilities	34,516	33,574

Commitments and contingencies

Proprietary capital
Appropriation investment	4,713	4,723
Retained earnings	2,396	2,571
Accumulated other comprehensive loss	(154)	(37)
Accumulated net expense of nonpower programs	(3,698)	(3,694)
Total proprietary capital	3,257	3,563

Total liabilities and proprietary capital	$37,773	$37,137
The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 31
(in millions)
	2009	2008

Cash flows from operating activities
Net income (loss)	$(172)	$143
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and accretion	804	792
Nuclear refueling outage amortization	60	50
Amortization of nuclear fuel	103	88
Non-cash retirement benefit expense	70	71
Prepayment credits applied to revenue	(52)	(53)
Fuel cost adjustment deferral	678	(15)
Environmental clean up costs - Kingston ash spill	598	—
Changes in current assets and liabilities
Accounts receivable, net	182	278
Inventories and other, net	(295)	(55)
Accounts payable and accrued liabilities	92	(253)
Accrued interest	(30)	21
Pension contributions	—	(37)
Refueling outage costs	(44)	(85)
Other, net	(4)	14
Net cash provided by operating activities	1,990	959

Cash flows from investing activities
Construction expenditures	(859)	(686)
Nuclear fuel expenditures	(302)	(195)
Change in restricted cash and investments	(17)	43
Change in collateral funds	(260)	—
Proceeds of investments, net	4	2
Loans and other receivables
Advances	(4)	(4)
Repayments	5	6
Net cash used in investing activities	(1,433)	(834)

Cash flows from financing activities
Long-term debt
Issues	619	1,602
Redemptions and repurchases	(2,558)	(214)
Short-term debt issues (redemptions), net	1,436	(854)
Payments on leaseback financing	(27)	(24)
Payments on equipment financing	(7)	(7)
Financing costs, net	(5)	(13)
Payments to U.S. Treasury	(17)	(20)
Net cash (used) provided by financing activities	(559)	470

Net change in cash and cash equivalents	(2)	595
Cash and cash equivalents at beginning of period	213	165

Cash and cash equivalents at end of period	$211	$760
The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
(in millions)

For the Three Months Ended March 31, 2009 and 2008

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at December 31, 2007 (unaudited)	$4,738	$1,768	$(23)	$(3,685)	$2,798
Net income (loss)	—	137	—	(2)	135	$135
Return on Power Facility Appropriation Investment	—	(5)	–	—	(5)	—
Accumulated other comprehensive loss	—	—	(44)	—	(44)	(44)
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)	—

Balance at March 31, 2008 (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$91

Balance at December 31, 2008 (unaudited)	$4,718	$2,264	$(210)	$(3,695)	$3,077
Net income (loss)	—	136	—	(3)	133	$133
Return on Power Facility Appropriation Investment	—	(4)	—	—	(4)	—
Accumulated other comprehensive income	—	—	56	—	56	56
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)	—

Balance at March 31, 2009 (unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257	$189
The accompanying Notes are an integral part of these financial statements.

For the Six Months Ended March 31, 2009 and 2008

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2007	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net income (loss)	—	147	—	(4)	143	$143
Return on Power Facility Appropriation Investment	—	(10)	—	—	(10)	—
Accumulated other comprehensive loss	—	—	(48)	—	(48)	(48)
Return of Power Facility Appropriation Investment	(10)	—	—	—	(10)	—

Balance at March 31, 2008 (unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879	$95

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net income (loss)	—	(168)	—	(4)	(172)	$(172)
Return on Power Facility Appropriation Investment	—	(7)	—	—	(7)	—
Accumulated other comprehensive loss	—	—	(117)	—	(117)	(117)
Return of Power Facility Appropriation Investment	(10)	—	—	—	(10)	—

Balance at March 31, 2009 (unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257	$(289)
The accompanying Notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions except where noted)

1.  Kingston Fossil Plant Ash Spill

During the first quarter of 2009, an event occurred at Tennessee Valley Authority’s (“TVA”) Kingston Fossil Plant (“Kingston”), which is located near Kingston, Tennessee, and which TVA operates pursuant to the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”), that was reportable to federal, state, and local environmental and emergency response agencies.

The Event. On December 22, 2008, a dike failed at Kingston, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA.  TVA had originally estimated that 50 acres of property not managed by TVA had been affected by the spill.  However, more detailed examinations determined that only eight acres of property not managed by TVA had been directly impacted by the ash.

At this time, the cause of the event is not known.  TVA has retained an independent engineering firm to perform a root-cause analysis.  Additionally, TVA’s Office of Inspector General is performing an independent assessment of the cause of the event.  The firm retained to investigate the root cause of the event is coordinating its investigation with representatives of the Office of Inspector General, the Tennessee Department of Environment and Conservation (“TDEC”), and the Environmental Protection Agency (“EPA”).

Kingston is one of the larger fossil plants operated by TVA.  It generates 10 billion kilowatt-hours of electricity a year, enough to supply the needs of about 700,000 homes in the Tennessee Valley.  While TVA has been conservatively operating the plant since the event, TVA’s ability to operate the plant itself was not affected by the ash release, although constraints associated with the containment of fly ash produced by operations have somewhat limited the plant’s availability.

Response and Cleanup.  Fly ash is a by-product of a coal-fired plant.  It is a gray material with a consistency similar to flour. It is made up mostly of silica, similar to sand.  Though the ash itself is inert, it may contain trace amounts of other substances that occur naturally in coal, such as arsenic, cadmium, lead, mercury, and selenium.  It is used in building products such as cement, mortar, stucco, and grout. It also is used in some potting soils and as a soil conditioner.  TVA has sold fly ash commercially.  At Kingston, fly ash is placed in wet ash containment areas.  The involved containment area covered approximately 84 acres.  The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

Cleanup and recovery efforts are being conducted in coordination with federal and state agencies.  Starting on the day of the event, TVA put equipment and personnel in place to install floating booms to minimize the movement of cenospheres (inert hollow spheres of sand-like material created in the coal-fired boiler) along the river surface and to prepare for cleanup of the floating material.  Progress has been made in removing the ash from two local roads.  The two roads have reopened to local traffic - one in late March and one in mid-April.  The rail spur near Kingston has been cleared, and the plant has resumed receiving shipments of coal by rail.

TVA has constructed structures in the waterway, one weir and one dike, as part of the recovery.  The weir is under water and the dike is above water.  The weir allows water flow to continue while inhibiting the ash material from flowing downstream.  The dike is used to keep additional ash located in an embayment area from moving into the river.  The coal ash in the Emory River and the temporary weir have raised the flood elevations from Kingston through Harriman (approximately 11 miles).  Until the ash and the weir are removed, there is an increased risk of flooding for some river-front properties upstream of the weir and ash spill.  The change in the flood elevation is only a temporary one until TVA removes the ash and underwater weir from the river.  TVA has informed residents that it will assume financial responsibility for flooding damage that would not have occurred in the absence of the ash and weir.  After the ash and weir are removed, the flood elevations will return to levels established before the spill.  TVA’s financial responsibility related to flood damages will also end at this time.

TVA has recognized a charge of $675 million for the six months ended March 31, 2009, in connection with the current expected cleanup costs related to the event.  Costs incurred through March 31, 2009, totaled $77 million.  The $675 million expense currently includes, among other things, a reasonable estimate of costs to contain the cenospheres, perform sampling and analysis, construct the weir and dike, and the low end of a range of estimates to remove an estimated 5 million cubic yards of ash.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which will be developed by TVA and by regulatory authorities.

During the three months ended March 31, 2009, TVA revised its estimate and increased the expense recorded by $150 million.  The estimate changed because TVA obtained better information as the work progressed.  The revised estimate reflects an increase in the number of cubic yards of ash that will need to be transported offsite versus what could be stored on site.  Additionally, the revised estimate reflects higher transportation rates, and the evaluation of different modes of transportation.  As work progresses, TVA will continue to revise its estimates as more information is available.  TVA currently believes the recovery process will take several years.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s March 31, 2009 Balance Sheet.

On March 2, 2009, TVA submitted its Corrective Action Plan (“CAP”) to TDEC and the EPA for the recovery efforts at Kingston.  The CAP outlines how TVA will proceed with planning and implementing work needed to restore the site of the ash spill while maintaining public health and safety.  TVA met with State of Tennessee and EPA officials to discuss the plan on March 19, 2009, and TVA is awaiting a formal response from TDEC and the EPA on the plan.  In conjunction with this plan, TVA and local, state, and federal agencies are to serve as a source of information, a coordinating mechanism to ensure rapid communication of information among agencies, and a professional review group to provide advice and review on documents and analyses prepared during the recovery effort.  On February 5, 2009, TVA submitted its proposed Phase I Dredging Plan to the EPA and TDEC for approval and to the U.S. Army Corps of Engineers for review.  On March 19, 2009, after TDEC and EPA approved the Phase I Plan dredging operations commenced.  During Phase I, TVA plans to partially clear the river channel to restore flow without disturbing legacy or natural river sediments.  Future work to remove the remaining ash in the river channel will be addressed in the second phase of dredging.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed and the low end of the range has been recorded.  The range of estimated cost varies from approximately $675 million to approximately $975 million  This range could change significantly depending on the method of containment or the amount of ash.  This range can also be impacted if new coal ash laws and regulations are implemented at the state or federal level.

No amounts are included in the estimates above for regulatory actions, litigation, fines or penalties that may be assessed, final remediation activities, or other settlements because TVA cannot estimate these at this time.  Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

TVA will also be working with state and federal agencies to determine the extent of the environmental impact of the ash release and the steps necessary to monitor and restore the environment over the long term.  At this time, TVA does not know the extent of the damage or the remedies that will be required for restoration.

Post-Spill Testing.  The EPA and TDEC began water quality testing shortly after the event.  TDEC reports that samples received to date show that municipal water supplies have met drinking water standards.  Samples taken of raw water in the river also have met drinking water standards except for a few instances for arsenic immediate to the site.  A sample right after the spill and samples after a large rain event showed total arsenic in the water to be above drinking water standards, but still below fish and aquatic life standards.  All the EPA, TDEC, and TVA water treatment facility sampling results from Rockwood, Harriman, Cumberland, and Kingston, Tennessee, indicate that the municipal drinking water, which is filtered and treated by municipal treatment facilities, continues to meet water quality standards.

Both municipal drinking water and the water sampled from private groundwater wells continue to meet the state standards for drinking water.  The EPA and TDEC began water quality testing within hours of the event.  TDEC tests show the water is safe in that it meets the quality standards set by the state for drinking water.  TDEC is also testing private groundwater wells, and those results show these water sources meet standards as well.  Each agency does its own sampling, and the analyses are done by certified, independent labs.  To date, more than 1,050 utility and surface water samples and more than 100 well and spring water samples taken from within a four-mile radius of the spill site have been collected.  The City of Kingston has also conducted more than 140 tests on utility drinking water.

To date, more than 30,000 mobile air monitoring samples have been collected offsite and in residential areas.  All sample results have been within the National Ambient Air Quality Standards for Particulate Matter.

The EPA soil testing reports indicate that, except for arsenic, concentrations of metals in the spilled ash are well below the EPA Region 4 Removal Action Levels (“RALs”).  Some concentrations of arsenic were above the residential RALs but below the industrial RALs.  The concentrations are well below levels found in well-fertilized soils and many naturally occurring soils in Tennessee.  In addition, the levels were significantly below the limits to be classified as a hazardous waste.  To date, more than 120 ash, soil and sediment samples have been collected.

Other groups have also sponsored other testing of sediment in the vicinity of Kingston.  In some cases, these tests have been reported in the media as finding levels of radium and arsenic that differ significantly from those found by TVA, TDEC, the EPA, and independent labs.

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the costs.  The insurers for each of these programs have been notified of the event.  Although two of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause, to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

CERCLA Designation.  On April 1, 2009, TVA’s President and Chief Executive Officer (“CEO”) directed the Senior Vice President, Office of Environment and Research, to oversee environmental response actions for the Kingston ash spill in accordance with the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and to take such actions as necessary to protect the public health or welfare consistent with the National Contingency Plan.  By utilizing CERCLA, TVA will restore the area in a manner that protects public health and the environment.  CERCLA processes are intended to be rigorous and transparent, and include opportunities for public input.  CERCLA also prohibits legal actions by third parties challenging how the site is being cleaned-up while TVA is remediating the site.  Although coal ash is not a hazardous waste, it does contain some materials that are CERCLA hazardous substances when they appear in certain compound forms.  CERCLA processes can be used to clean up the spilled ash.

Claims and Litigation.  Seven lawsuits have been filed, all of which are currently pending before the same judge in the United States District Court for the Eastern District of Tennessee at Knoxville.  A discovery and briefing order was entered in these cases on April 9, 2009.  On April 17, 2009, TVA filed motions in each of these cases asking that the tort claims be dismissed.

Three lawsuits have been filed by individual plaintiffs for damages allegedly caused to their real or personal property by the Kingston ash spill.

•
Raymond v. TVA – This lawsuit was filed on December 30, 2008, by four individual property owners in Roane County, Tennessee, against TVA and certain TVA officers.  The complaint alleges causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek $165 million dollars ($15 million in compensatory damages and $150 million in punitive damages) for the damage to their property.

•
Auchard v. TVA – Two hundred seventy-six individuals who allegedly own property and/or reside in the vicinity of the Kingston ash spill on behalf of themselves and eighteen minors filed suit against TVA on February 18, 2009.  The complaint alleges causes of action based in tort – public nuisance, statutory public nuisance, private nuisance, trespass, negligence, gross negligence, negligence per se, negligent infliction of emotional distress, intentional infliction of emotional distress, strict liability for ultra – hazardous activity, and increased risk of future harm.  The plaintiffs seek an unspecified amount of compensatory damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•	Scofield v. TVA – Five Roane County residents filed suit against TVA on February 20, 2009, seeking damages in excess of $75,000 and other relief.

Four lawsuits seeking class action status for individuals allegedly damaged by the Kingston ash spill have also been filed.

•
Mays v. TVA – A landowner in Roane County, Tennessee, filed suit on January 7, 2009, against TVA.  The plaintiff is seeking class action status on behalf of all similarly situated landowners.  The complaint alleges that the ash spill constitutes a private nuisance which has interfered with the use and value of the property of the proposed class members, and seeks compensatory damages in excess of $5 million.

•
Blanchard v. TVA – Nine individual landowners in Roane County, Tennessee, filed suit on January 9, 2009, against TVA.  The plaintiffs are seeking class action status on behalf of all similarly situated persons.  The complaint alleges causes of action based in tort – negligence, negligence per se, gross negligence, and trespass, among other things – and inverse condemnation, and seeks compensatory damages in excess of $5 million.

•
Giltnane v. TVA – Six individual landowners in Roane County, Tennessee, and one local business filed suit on January 9, 2009.  The plaintiffs are seeking class action status on behalf of all entities (including individuals and businesses) located within a 25-mile radius of Kingston.  The complaint alleges, among other things, gross negligence, strict liability, nuisance per se, and violation of various state and federal environmental statutes.  The plaintiffs seek, among other forms of relief, compensatory damages, punitive damages, and an injunction requiring TVA to perform immediate medical and environmental testing, to abate the nusance, and to remediate the environmental damage.

•
Long v. TVA – Forty-three individuals in Roane County, Tennessee, filed suit on March 17, 2009, against TVA, four TVA employees, and certain TVA contractors.  The plaintiffs are seeking class action status on behalf of all entities (including all individuals and businesses) within a 10-mile radius of Kingston.  As to TVA, the complaint alleges causes of action based in tort – negligence, gross negligence, recklessness, willful misconduct, wanton misconduct, negligence per se, trespass, nuisance, ultra hazardous activity, misrepresentation/fraud, intentional infliction of emotional distress , and negligent infliction of emotional distress – and also alleges National Environmental Policy Act (“NEPA”) claims under the Administrative Procedures Act.  Plaintiffs seek compensatory and punitive damages, and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.  As to the four TVA employees, the complaint alleges constitutional tort claims in addition to state-law tort claims.

TVA has received several notices of intent to sue, including one from a coalition of environmental groups (including the Sierra Club) alleging violations of federal laws related to Kingston.  TVA has also received notices of intent to sue from attorneys representing the owners of 46 properties in the vicinity of Kingston.

As of April 22, 2009, TVA has settled claims with owners of 71 tracts of land and also settled 30 personal property claims.  TVA acquired these 71 tracts and paid over $40 million in connection with these settlements.  A portion of this amount has been recorded as property, plant, and equipment and a portion has been charged to expense.  In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and it expects to receive additional claims.

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

•      Submit to TDEC a CAP that includes a plan for:
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

TVA has provided information on the containment structure at Kingston, and submitted the required CAP as described above.

In a letter to TVA dated February 5, 2009, the EPA and TDEC expressed their commitment to work collaboratively in their oversight of cleanup activities associated with the ash spill at Kingston.  The commitment by the EPA and TDEC will help ensure that the reviews and approvals by the two regulatory agencies will be conducted in an efficient and expeditious manner.  Also, the EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act ("CWA") and have requested that TVA provide duplicate copies of all plans, reports, work proposals and other submittals to the EPA and TDEC simultaneously.  The EPA and TDEC, in turn, agreed they will coordinate their reviews and approvals.

Fly Ash Storage.  At Kingston, fly ash is collected in wet ash ponds. Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds.  The other five plants use a dry collection method.  TVA’s ash collection sites follow the permit requirements for the states in which they are constructed.  They are surrounded by dikes and incorporate drain systems and water runoff controls.  TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.  The root cause analysis firm hired to investigate the Kingston event is sharing information with the assessment contractor.

TVA is unable to predict at this time whether any regulatory actions may be taken, or what the outcome or impact of any such regulations could be.   As a result of the incident at Kingston and other recent incidents involving coal combustion waste disposal facilities, there has been a significant increase in the potential for new regulations related to coal combustion waste disposal.  Currently, coal combustion by-products, including fly ash, are not regulated as hazardous waste.  TVA, along with others in the utility industry, have responded to information requests from the EPA and from Congress related to by-product storage practices and facilities, and TVA expects that additional regulation of coal combustion by-product is likely over the next few months or years - possibly at both the state and federal level.  Until the form and timing of any such legislation or regulation are better defined, the impacts on TVA cannot be determined.

After the Kingston incident, TVA undertook a third party safety evaluation to determine the overall stability and safety of existing embankments associated with ash storage facilities across the system.  The first phase of the evaluation was completed on January 30, 2009, and involved a “walk-down” of all facilities, a review of recent and historical inspection reports, and a determination of any immediate actions necessary to reduce risks. The second phase built on the results of the first phase and developed action plans including geotechnical investigations, studies and risk mitigation steps such as performance monitoring.  The third phase, which is still ongoing, includes designing repairs, developing planning documents, obtaining the necessary permits and implementing the lessons learned at Kingston at TVA’s other facilities.  As a part of this effort, an ongoing monitoring program with third party oversight will be developed and TVA employees will receive additional training in dam safety and monitoring.

           TVA is also evaluating its strategy for storing coal combustion by-products, including gypsum.  A change in how TVA stores coal combustion by-products, whether as a result of regulation or a change in strategy, could cause TVA to incur significant capital expenditures.

2.  Summary of Significant Accounting Policies

General

TVA is a wholly-owned corporate agency and instrumentality of the United States.  TVA was created by the U.S. Congress in 1933 by virtue of the TVA Act.  TVA was created to improve navigation on the Tennessee River, reduce flood damage, provide agricultural and industrial development, and provide electric power to the Tennessee Valley region.  TVA manages the Tennessee River and its tributaries for multiple river-system purposes, such as navigation; flood damage reduction; power generation; environmental stewardship; shoreline use; and water supply for power plant operations, consumer use, recreation, and industry.

Substantially all of TVA’s revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and related properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to stewardship properties do not meet the criteria of an operating segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”).  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Basis of Presentation

TVA prepares its interim financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2008, and the notes thereto, which are contained in TVA’s Annual Report.  In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  TVA’s critical accounting policies are also discussed in Note 1 — Summary of Significant Accounting Policies in the Annual Report.

Fiscal Year

TVA’s fiscal year ends September 30.  Unless otherwise indicated, years (2009, 2008, etc.) refer to TVA’s fiscal years.

Impact of New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  See Note 12 for additional information.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA has utilized the deferral portion of FSP FAS No. 157-2 for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

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

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the standard, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” which addresses certain modifications to FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”  This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of  October 1, 2008.

  The adoption of this FSP did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (1) the sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“nontransferor”) of financial assets to the qualifying SPE and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  The disclosure provisions of this FSP became effective for TVA as of October 1, 2008.

Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, FASB issued FSP FAS No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets: 1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP also includes a technical amendment to require the disclosure of net periodic benefit cost recognized.  This technical amendment was effective for TVA upon its issuance on December 30, 2008.  The remaining portions of this FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of the remaining portions of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the remaining portions of this FSP on its disclosures in the financial statements.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The disclosure provisions of SFAS No. 161 became effective for TVA as of January 1, 2009.

The following accounting standards have been issued, but as of March 31, 2009, were not effective and had not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141(R) also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). The provisions of SFAS No. 141(R) and FSP FAS 141(R)-1 are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141(R) and FSP FAS 141(R)-1 will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141(R) and FSP FAS 141(R)-1 could impact the accounting for any businesses acquired after the effective date of these pronouncements.

Fair Value Measurements.  In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  FSP FAS No. 157-4 clarifies the application of SFAS No. 157 in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  The guidance of FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS No. 157-4 became effective for TVA as of April 1, 2009.  The implementation of FSP FAS 157-4 is not expected to have a material impact on TVA’s financial position, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance of this FSP is effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of the FSP is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this FSP became effective for TVA as of April 1, 2009.

3. Restricted Cash and Investments

As of September 30, 2008, TVA had $106 million in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty in accordance with certain credit terms included in the swap agreement, which resulted in the funds being reported in Restricted cash and investments.  Due to the changing economic environment and the terms of the swap agreement, previously posted funds were returned to the counterparty during the quarter ended December 31, 2008.  At March 31, 2009, TVA had no Restricted cash and investments on its Balance Sheet.

4.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At March 31, 2009	At September 30, 2008

Power receivables billed	$294	$357
Power receivables unbilled	886	1,000
Fuel cost adjustment – current	—	24
Total power receivables	1,180	1,381

Other receivables	22	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,200	$1,405

5.  Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  For materials and supplies inventory, a new average cost is computed after each transaction, while the average cost is computed monthly for fuel inventories.  Inventory issuances are priced at the latest moving weighted average unit cost.  At March 31, 2009, and September 30, 2008, TVA had $353 million and $347 million, respectively, in materials and supplies inventories and $600 million and $381 million, respectively, in fuel inventories.  The $219 million increase in fuel inventories is primarily due to a larger volume of coal on hand resulting from lower than planned demand for electricity during 2009.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $48 million and $47 million at March 31, 2009, and September 30, 2008, respectively.

Emission Allowances.  TVA has emission allowances for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted.  Allowances granted to TVA by the EPA are recorded at zero cost.

6. Cost-Based Regulation

           Regulatory assets capitalized under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”), are included in Accounts receivable, Deferred nuclear generating units and Other regulatory assets on the March 31, 2009, and September 30, 2008, Balance Sheets.  Components of Other regulatory assets and Regulatory liabilities are summarized in the table below.  All regulatory assets are deemed probable of recovery in future revenues.

Regulatory Assets and Liabilities
	At March 31, 2009	At September 30, 2008
Regulatory Assets:
Deferred other postretirement benefits costs	$151	$157
Deferred pension costs	2,136	2,120
Nuclear decommissioning costs	1,058	764
Non-nuclear decommissioning costs	351	349
Debt reacquisition costs	198	209
Unrealized losses relating to TVA’s Financial Trading Program	318	146
Unrealized losses on coal purchase contracts	152	—
Unrealized losses on certain swap and swaption contracts	775	226
Deferred outage costs	122	139
Deferred capital lease asset costs	46	52
Fuel cost adjustment receivable: long-term	—	4
Subtotal	5,307	4,166
Deferred nuclear generating units	2,543	2,738
Subtotal	7,850	6,904
Fuel cost adjustment receivable: short-term	—	24

Total	$7,850	$6,928

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$305	$813
Capital lease liabilities	37	47
Unrealized gains relating to TVA’s Financial Trading Program	1	—
Fuel cost adjustment liability: long-term	81	—
Subtotal	424	860
Reserve for future generation	69	70
Accrued tax equivalents related to fuel cost adjustment	77	40
Fuel cost adjustment liability: short-term	569	—

Total	$1,139	$970

The short-term portion of the fuel cost adjustment (“FCA”) liability is included in Accounts payable and accrued liabilities on the balance sheet at March 31, 2009.

Fuel Cost Adjustment

The FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of March 31, 2009, TVA had recognized a short-term regulatory liability of $569 million and a long-term regulatory liability of $81 million related to the FCA.  These balances represent excess revenues collected to offset fuel and purchased power costs.  The excess revenue is driven by market commodity prices being lower than those forecasted.  At September 30, 2008, TVA recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.

7. Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets
	At March 31, 2009	At September 30, 2008
Loans and long-term receivables, net	$79	$81
Currency swap assets	—	101
Coal contracts with volume options assets	305	813
Collateral receivable	260	—
Total other long-term assets	$644	$995

In connection with a swaption agreement, TVA posted collateral with a custodian for the benefit of the counterparty.  As a result, TVA established a collateral receivable on its Balance Sheet for the counterparty funds.

8. Other Long-Term Liabilities

Other long-term liabilities consist primarily of estimated amounts due for postretirement and postemployment benefits and liabilities related to the terms of certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At March 31, 2009	At September 30, 2008
Currency swap liabilities	$222	$—
Swaption liability	773	416
Interest rate swap liabilities	385	195
Coal contracts with volume options liabilities	153	—
Post retirement and post-employment benefit obligations	2,834	2,736
Other long-term liability obligations	156	167
Total other long-term liabilities	$4,523	$3,514

The currency swaps held as assets at September 30, 2008, were moved to liabilities during 2009, due primarily to changes in exchange rates.  In addition, the liabilities related to the swaption and interest rate swap liabilities increased during 2009 due primarily to a decrease in interest rates.

9. Asset Retirement Obligations

During the second quarter of 2009, TVA’s total asset retirement obligation (“ARO”) liability increased $32 million due to accretion.  The nuclear accretion expense of $24 million and the $8 million of accretion expense related to coal-fired and gas/oil combustion turbine plants, asbestos, and polychlorinated biphenyls (“PCBs”) were deferred and charged to a regulatory asset in accordance with SFAS No. 71.  However, as amounts approximately equal to the non-nuclear accretion and depreciation were collected in rates during 2009, non-nuclear accretion and depreciation were expensed.  During the second quarter of 2008, TVA’s total ARO liability increased $30 million due to accretion.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset in accordance with SFAS No. 71.  The remaining accretion expense of $7 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCBs, was expensed during the second quarter of 2008.  See discussions of the change in accounting for non-nuclear decommissioning cost in the paragraph following the table below.

Reconciliation of Asset Retirement Obligation Liability
	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008

Balance at beginning of period	$2,350	$2,219	$2,318	$2,189

Nuclear accretion (recorded as a regulatory asset)	24	23	48	46
Non-nuclear accretion (recorded as expense)	8	7	16	14
	32	30	64	60

Balance at end of period	$2,382	$2,249	$2,382	$2,249

Non-Nuclear Decommissioning Costs

In August 2008, the TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”).  These costs had previously been included in rates as the ARO was accreted and the asset was depreciated. In accordance with Emerging Issues Task Force (“EITF”) No. 93-4, “Accounting for Regulatory Assets” (“EITF No. 93-4”), these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred.  Because of the establishment of the asset retirement trust (“ART”) and the approval of the funding of the costs for the ART in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria.  Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008.  However, as amounts approximately equal to the non-nuclear accretion and depreciation were collected in rates during 2009, non-nuclear accretion and depreciation were expensed.

10. Other Income (Expense), Net

           Other income (expense), net is comprised of the following:
Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008

Interest income	$2	$4	$5	$7
Losses on investments	(3)	(11)	(16)	(20)
External services	12	4	12	5
Claims settlement	—	—	—	8
Miscellaneous	9	1	10	1

Total other income (expense), net	$20	$(2)	$11	$1

11.  Risk Management Activities and Derivative Transactions

  SFAS No. 133 requires a company to recognize all of its derivative instruments as either assets or liabilities on its balance sheet at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether the derivative instrument has been designated and qualifies for hedge accounting treatment and (2) if so, the type of hedge relationship (e.g. cash flow hedge).

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  It is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.
Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Loss (“OCL”) Three Months Ended March 31		Amount of Mark-to-Market (Loss) Recognized in OCL Six Months Ended March 31
			2009	2008	2009	2008

Currency Swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (“exchange rate risk”)	Cumulative unrealized gains & losses are recorded in Other comprehensive loss & reclassified to interest expense to the extent they are offset by cumulative gains & losses on the hedged transaction	$41	$(45)	$(323)	$(85)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationship	Amount of Exchange Gain Reclassified from OCL to Interest Expense Three Months Ended March 31 (a)		Amount of Exchange Gain Reclassified from OCL to Interest Expense Six Months Ended March 31 (a)
	2009	2008	2009	2008

Currency Swaps	$15	$1	$206	$37
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. See also Note 13

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31 (a)		Amount of (Loss) Recognized in Income on Derivatives Six Months Ended March 31 (a)
			2009	2008	2009	2008
Swaption	To protect against decreases in value of the embedded call (“interest rate risk”)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—
Interest Rate Swaps	To fix short-term debt variable rate to a fixed rate (“interest rate risk”)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—	—	—
Coal Contracts with Volume Options	To protect against fluctuations in market prices of purchased coal (“price risk”)	Gains and losses are recorded as regulatory assets or liabilities until settlement at which time they are recognized in fuel and purchased power expense.	—	—	—	—
Commodity Derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (“price risk”)	Realized gains and losses are recorded in earnings as fuel and purchased power expense; unrealized gains and losses are recorded as a regulatory asset/liability.	(89)	1	(159)	(5)
Note
(a)    All of TVA’s derivative instruments that do not receive hedge accounting treatment have gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and   liabilities. As such, there was no related gain (loss) recognized in income for these gains (losses) for the three and six month periods. See Note 6.

TVA has recorded the following amounts for its derivative financial instruments described in the tables above:

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At March 31, 2009		At September 30, 2008

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(81)	Other long-term liabilities	$2	Other long-term assets
£250 million Sterling	(71)	Other long-term liabilities	72	Other long-term assets
£150 million Sterling	(70)	Other long-term liabilities	27	Other long-term assets
Derivatives Not Designated as Hedging Instruments under SFAS No. 133:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption
$1 billion notional	$(773)	Other long-term liabilities	$(416)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(370)	Other long-term liabilities	(188)	Other long-term liabilities
$28 million notional	(10)	Other long-term liabilities	(5)	Other long-term liabilities
$14 million notional	(5)	Other long-term liabilities	(2)	Other long-term liabilities
Coal contracts with volume options	152	Other long-term assets ($305), Other long-term liabilities ($153)	813	Other long-term assets

Commodity derivatives under Financial Trading Program:
Margin cash account*	20	Inventories and other, net	25	Inventories and other, net
Unrealized losses, net	(317)	Other regulatory assets ($318), Regulatory liabilities ($1)	(146)	Other regulatory assets
Note
(*)    In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the Financial Trading Program.
        Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Commodity Derivatives under Financial Trading Program.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  At March 31, 2009, TVA had three outstanding currency swap contracts entered into during 2003, 2001, and 1999 to hedge TVA Bond issues with currency exposure of £150 million, £250 million, and £200 million, respectively.  The overall effective cost to TVA of these Bonds and the associated swaps was 4.96 percent, 6.59 percent, and 5.81 percent, respectively.  When the dollar strengthens against the British pound sterling, the exchange gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens, the exchange loss on the Bond liability is offset by an exchange gain on the swap contract.  For the three and six months ended March 31, 2009, the currency transactions resulted in net exchange gains of $15 million and $206 million, respectively.  For the three and six months ended March 31, 2008, the currency transactions resulted in net exchange gains of $1 million and $37 million, respectively.  All such exchange gains are included in Long-term debt, net.  The offsetting exchange losses on the swap contracts are recognized in Accumulated other comprehensive loss.  If any loss (gain) were to be incurred as a result of the early termination of the foreign currency swap contract, any resulting charge (income) would be amortized over the remaining life of the associated Bond as a component of interest expense.

Derivatives Not Designated as Hedging Instruments under SFAS No. 133

Swaption and Interest Rate Swaps

TVA has entered into four swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue for which the call provision has been monetized by TVA.

•	In 2003, TVA monetized the call provisions on a $1 billion Bond issue by entering into a swaption agreement with a third party in exchange for $175 million (the “2003A Swaption”).

•	In 2003, TVA also monetized the call provisions on a $476 million Bond issue by entering into a swaption agreement with a third party in exchange for $81 million (the “2003B Swaption”).

•
In 2005, TVA monetized the call provisions on two electronotes® issues ($42 million total par value) by entering into swaption agreements with a third party in exchange for $5 million (the “2005 Swaptions”).

In February 2004, the counterparty to the 2003B Swaption exercised its option to enter into an interest rate swap with TVA, effective April 10, 2004, requiring TVA to make fixed rate payments to the counterparty of 6.875 percent and the counterparty to make floating payments to TVA based on the London Interbank Offered Rate (“LIBOR”).  These payments are based on the notional principal amount of $476 million, and the parties began making these payments on June 15, 2004.

In February 2008, the counterparty to the 2005 Swaptions exercised its options to enter into interest rate swaps with TVA, effective March 11, 2008.  Under the swaps, TVA is required to make fixed rate payments to the counterparty at 6.125 percent and the counterparty is required to make floating payments to TVA based on LIBOR.  These payments are based on a combined notional amount of $42 million and began on April 15, 2008.

On October 1, 2007, TVA began using regulatory accounting treatment to defer the mark-to-market gains and losses on these swap and swaption agreements to reflect that the gain or loss is included in the ratemaking formula when these transactions settle.  The values of the swap and swaption agreements and related deferred unrealized gains and losses are recorded on TVA’s balance sheet with realized gains or losses, if any, recorded on TVA’s income statement.

For the three and six months ended March 31, 2009, the changes in market value resulted in deferred unrealized gains (losses) on the value of interest rate swaps and swaptions of $206 million and $(549) million, respectively.  For the three and six months ended March 31, 2008, the changes in market value resulted in deferred unrealized losses on the value of interest rate swaps and swaptions of $(99) million and $(199) million, respectively.    All deferred unrealized losses were reclassified as regulatory assets on the balance sheets.

Coal Contracts with Volume Options

TVA enters into certain coal supply contracts that require delivery of fixed quantities of coal (base tons) at fixed prices.  Certain coal contracts also contain options that permit TVA to either increase or reduce the amounts of coal delivered within specified guidelines.  Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis in accordance with SFAS No. 133.

At March 31, 2009, and September 30, 2008, TVA’s contracts which contained volume optionality had approximate net market values of $152 million and $813 million, respectively, which TVA deferred as regulatory assets/liabilities.  TVA will continue to defer all unrealized gains or losses related to the exercise of these options and record only realized gains or losses as fossil fuel expense at the time the coal is consumed.  The decrease in the value of coal contracts with volume options is primarily a result of the decline in the market price for coal from September 30, 2008, to March 31, 2009.  In addition, as TVA exercises its options or contracts expire, the contracts are no longer derivatives and are removed from the derivative market value.

	Coal Contracts with Volume Options
	At March 31, 2009			At September 30, 2008
	Number of Contracts	Notional Amount (in Tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in Tons)	Fair Value (MtM) (in millions)

Coal Contracts with Volume Options	9	32 million	$152	10	37 million	$813

Commodity Derivatives Under Financial Trading Program

In 2005, the TVA Board approved a Financial Trading Program under which TVA can purchase and sell swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices.  In 2007, the TVA Board expanded the Financial Trading Program, among other things, (1) to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s FCA calculation, such as ammonia and limestone, as well as the price of natural gas and fuel oil, (2) to authorize the use of futures, swaps, options, and combinations of these instruments as long as these instruments are standard in the industry, (3) to authorize the use of the IntercontinentalExchange as well as the New York Mercantile Exchange to trade financial instruments, and (4) to increase the aggregate transaction limit to $130 million (based on one-day Value at Risk).  In 2009, the TVA Board further expanded the Financial Trading Program to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of construction materials.  The maximum hedge volume for these transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  Under the Financial Trading Program, TVA is prohibited from trading financial instruments for speculative purposes.

Commodity Derivatives
	At March 31, 2009		At September 30, 2008
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural Gas (in mmBtu)

Futures contracts
Fixed positions	—	$(4)	—	$—
Open positions at end of period	29,160,000	(65)	20,900,000	(12)
Net position at end of period	29,160,000	(69)	20,900,000	(12)

Swap contracts
Fixed positions	—	(17)	—	—
Open positions at end of period	71,670,000	(232)	70,510,000	(126)
Net position at end of period	71,670,000	(249)	70,510,000	(126)

Option contracts open at end of period	—	—	(1,600,000)	(8)

Natural Gas financial positions at end of period, net	100,830,000	$(318)	89,810,000	$(146)

Fuel oil (in barrels)

Futures contracts open at end of period	145,000	$—	—	$—

Swap contracts open at end of period	785,000	1	—	—

Option contracts open at end of period	657,000	—	—	—

Fuel oil financial positions at end of period, net	1,587,000	$1	—	$—

TVA defers all Financial Trading Program unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.

Natural Gas

At March 31, 2009, TVA had natural gas hedges with notional volumes equivalent to 100,830,000 (in mmBtu), the market value of which was a loss of $318 million.  For the three and six months ended March 31, 2009, TVA recognized realized losses on natural gas hedges of $87 million and $157 million, respectively.  For the three and six months ended March 31, 2008, TVA recognized a realized gain on natural gas hedges of $1 million and a realized loss of $5 million, respectively.  All realized losses (gains) were recorded as an increase (decrease) to purchased power expense.  The unrealized loss of $318 million at March 31, 2009, was deferred as a regulatory asset.

At September 30, 2008, TVA had natural gas hedges with notional volumes equivalent to 89,810,000 (in mmBtu), the market value of which was a loss of $146 million.  For the year ended September 30, 2008, TVA recognized realized gains of $11 million, which were recorded as a decrease to purchased power expense.  The unrealized loss of $146 million at September 30, 2008, was deferred as a regulatory asset.

Fuel Oil

At March 31, 2009, TVA had notional volumes of heating oil hedges equivalent to 1,587,000 (in barrels), the market value of which was a gain of $1 million.  For the three and six months ended March 31, 2009, TVA recognized realized losses on heating oil hedges of $2 million and $2 million, respectively.  All realized losses were recorded as an increase to fossil fuel expense.  The unrealized gain of $1 million at March 31, 2009, was deferred as a regulatory liability.

TVA did not have fuel oil hedges as of September 30, 2008.

Other Derivative Instruments

Other Commodity Derivatives

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities including coal, natural gas, fuel oil, electricity, uranium, and construction commodities.  TVA expects to take or make delivery, as appropriate, under these forward contracts.  Accordingly, these contracts qualify for normal purchases and normal sales accounting under SFAS No. 133.  As of March 31, 2009, and September 30, 2008, TVA did not have derivative contracts related to the purchase of electricity, uranium, or construction commodities.

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, asset retirement obligations, and the Supplemental Executive Retirement Plan (“SERP”).  Nuclear decommissioning funds and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with broad equity market performance.  Asset retirement funds, which are classified as trading, are invested primarily in commingled funds designed to earn returns in line with fixed-income market performance.  See Note 12 for discussion of the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, and other instruments.  As of March 31, 2009, and September 30, 2008, the fair value of derivative instruments in these trusts was an asset of $1 million and a liability of $1 million, respectively.

Contingent Features

TVA’s interest rate swaps, two of its currency swaps, and its swaption contain provisions that require the counterparties to post collateral under certain circumstances.  Such provisions typically require a party to post collateral when the party’s liability balance under the agreement exceeds a certain threshold.  For TVA liabilities, such thresholds are predetermined under contractual arrangements.  As of March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position was $1,380 million.  TVA’s collateral obligation as of March 31, 2009, under these arrangements was $274 million, of which $260 million had been posted.  For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but experiences a downgrade in its credit rating to AA+/Aa1 per Standard & Poor’s (“S&P”) or Moody’s Investor Services (“Moody’s”), TVA would be required to post an additional $466 million of collateral; and

•	If TVA ceases to be majority-owned by the U.S. government, its credit rating would likely change and TVA would be required to post additional collateral.

12.  Fair Value Measurements

Effective October 1, 2008, TVA adopted SFAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures.  Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in TVA’s principal market, or in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

Valuation Techniques

 SFAS No. 157 describes three main approaches to measuring the fair value of assets and liabilities: 1) the market approach; 2) the income approach; and 3) the cost approach.  The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts of income. The cost approach is based on the amount that would currently be required to replace an asset.  TVA utilizes the market approach and the income approach in its fair value measurements.

The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect TVA’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1	—
Unadjusted quoted prices in active markets accessible by the reporting entity for identical assets or liabilities.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing.

Level 2	—
Pricing inputs other than quoted market prices included in Level 1 that are based on observable market data and that are directly or indirectly observable for substantially the full term of the asset or liability.  These include quoted market prices for similar assets or liabilities, quoted market prices for identical or similar assets in markets that are not active, adjusted quoted market prices, inputs from observable data such as interest rate and yield curves, volatilities and default rates observable at commonly quoted intervals, and inputs derived from observable market data by correlation or other means.

Level 3	—
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

Nonperformance Risk

The impact of nonperformance risk, which includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is a counterparty to currency swaps, a swaption, interest rate swaps, commodity contracts, and other derivatives which subject TVA to nonperformance risk. Nonperformance risk on the majority of investments and certain exchange traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of the reporting entity (for liabilities) and the counterparty (for assets) by applying a credit valuation adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and the reporting entity’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for the years 1983-2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  All changes in fair value of assets and liabilities associated with the adoption of SFAS No. 157 have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s balance sheets and statements of changes in proprietary capital as of March 31, 2009.  There has been no impact to the statements of operations or the statements of cash flows related to the adoption of SFAS No. 157.

Nuclear Decommissioning Trust

TVA maintains a nuclear decommissioning trust (“NDT”) to provide funding for the ultimate decommissioning of its nuclear power plants.  The fund is invested in securities generally designed to achieve a return in line with broad equity market performance.  The trust is comprised of U.S. equities, international equities, real estate investment trusts (“REITs”), fixed-income investments, high-yield fixed-income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Most U.S. and international equities, Treasury inflation-protected securities, REITs, and certain derivative instruments are exchanged traded and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are classified as Level 2 valuations.  These measurements are based on market and income approaches.  The adoption of SFAS No. 157 did not materially impact the fair value of NDT assets at March 31, 2009.

Other Investments

           Asset Retirement Trust.  TVA maintains an ART to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  The purpose of the ART is to hold funds for the contemplated future retirement of TVA’s long-lived assets and to comply with any order relating to the retirement of long-lived assets.  The ART is presently invested to achieve a return in line with fixed income market performance.  The assets of the trust are invested in fixed-income securities directly and indirectly through commingled funds.  Among those investments are cash securities classified as Level 1 valuations, and other fixed-income securities and funds classified as Level 2 valuations.  These measurements are based on market and income approaches.  The adoption of SFAS No. 157 did not materially impact the fair value of ART assets at March 31, 2009.

    Supplemental Executive Retirement Plan.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense.  The SERP is presently invested to achieve a return in line with broad equity market performance.  The assets of the SERP are invested in fixed-income securities and certain derivative instruments indirectly through commingled funds. Among those investments are certain equity and fixed income funds classified as Level 2 valuations.  These measurements are based on market and income approaches.  The adoption of SFAS No. 157 did not materially impact the fair value of SERP assets at March 31, 2009.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 11 – Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Designated as Hedging Instruments under SFAS No. 133 for discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

The currency swaps are classified as Level 2 valuations and are valued based on income approaches.  The swaption is classified as a Level 3 valuation and is valued based on an income approach.  The valuation is computed using a broker-provided lattice pricing model utilizing LIBOR rates and volatility rates.  Volatility for TVA’s American swaption is generally unobservable.  Therefore, the valuation is derived from an observable European swaption matrix with adjustments.  The interest rate swaps are classified as Level 2 valuations and are valued based on income approaches.  The adoption of SFAS No. 157 resulted in a decrease of $2 million in the total fair values of the currency swap liabilities, swaption liability, and interest rate swap liabilities at March 31, 2009, due to the application of CVAs.

Coal Contracts with Volume Options and Commodity Derivatives Under TVA’s Financial Trading Program

See Note 11 – Derivatives Not Designated as Hedging Instruments Under SFAS No. 133 – Coal Contracts with Volume Options and Commodity Derivatives Under Financial Trading Program for discussion of the nature and purpose of coal contracts with volume options and commodity derivatives under TVA’s Financial Trading Program.

Coal Contracts with Volume Options.  These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term market data from brokers, long-term price forecasts developed with the assistance of a third-party valuation service, and other internal estimates.  To value the option component of the contract, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.  The adoption of SFAS No. 157 resulted in a decrease of $17 million in the fair value of applicable coal contracts in an asset position at March 31, 2009, due to the application of CVAs and did not materially affect the fair value of applicable coal contracts in a liability position at March 31, 2009.

Commodity Derivatives Under Financial Trading Program.  These contracts are valued based on market approaches which utilize New York Mercantile Exchange (“NYMEX”) quoted prices.  Contracts settled on the NYMEX (e.g., futures and options) are classified as Level 1 valuations.  Contracts where nonperformance risk exists outside of the exit price (e.g., swaps and over-the-counter options) are measured with the incorporation of CVAs and are classified as Level 2 valuations.  The adoption of SFAS No. 157 did not materially affect the fair value of these assets and liabilities at March 31, 2009.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009, in accordance with SFAS No. 157.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements as of Reporting Date
		Fair Value Measurements at Reporting Date Using
Assets		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	At March 31, 2009

Nuclear decommissioning trust	$605	$94	$511	$—
Other investments	91	—	91	—
Coal contracts with volume options	305	—	—	305
Commodity derivatives under Financial Trading Program	1	—	1	—

		Fair Value Measurements at Reporting Date Using
Liabilities		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	At March 31, 2009

Currency swaps	$222	$—	$222	$—
Interest rate swaps	385	—	385	—
Swaption	773	—	—	773
Coal contracts with volume options	153	—	—	153
Commodity derivatives under Financial Trading Program	297	65	232	—

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended March 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended March 31, 2009		For the Six Months Ended March 31, 2009
	Coal Contracts with Volume Options	Swaption	Coal Contracts with Volume Options	Swaption
Balances at beginning of period	$383	$(919)	$813	$(416)
Total unrealized gains (losses) deferred as regulatory assets or liabilities	(166)	146	(555)	(357)
Purchases, issuances, and settlements	(65)	—	(106)	—
Balances at end of period	$152	$(773)	$152	$(773)

There were no realized gains or losses to the instruments measured at fair value using significant unobservable inputs.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

13.  Accumulated Other Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of other comprehensive income or loss to reflect changes in capital that result from transactions and economic events from non-owner sources.  The decrease (increase) in Other comprehensive loss for the three and six months ended March 31, 2009, and 2008, were due to unrealized gains (losses) related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive Loss Activity
	For the Three Months Ended March 31		For the Six Months Ended March 31
	2009	2008	2009	2008
Accumulated other comprehensive loss at beginning of period	$(210)	$(23)	$(37)	$(19)
Mark-to-market gain (loss) on currency swaps	41	(45)	(323)	(85)
Reclassification into expense to offset exchange gain on bonds	15	1	206	37
Accumulated other comprehensive loss at end of period	$(154)	$(67)	$(154)	$(67)

TVA records exchange rate gains and losses on debt in interest expense and marks its currency swap assets to market through other comprehensive loss.  TVA then reclassifies an amount out of other comprehensive loss into interest expense, offsetting the earnings gain (loss) from recording the exchange gain (loss) on the debt.  These reclassifications, coupled with the recording of the exchange gain (loss) on the debt, resulted in a net effect on net income of zero for 2009 and 2008.  Due to the number of variables affecting the future gains (losses) on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive loss to interest expense in future years.  See also Note 11 — Cash Flow Hedging Strategy for Currency Swaps.

14.  Debt Securities

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  Debt outstanding at March 31, 2009, and September 30, 2008, including translation gain at March 31, 2009, of $68 million and a translation loss of $138 million at September 30, 2008, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At March 31, 2009	At September 30, 2008
Short-term debt
Discount notes (net of discount)	$1,621	$185
Current maturities of long-term debt	401	2,030
Total short-term debt, net	2,022	2,215

Long-term debt
Long-term	20,088	20,603
Unamortized discount	(203)	(199)
Total long-term debt, net	19,885	20,404

Total outstanding debt	$21,907	$22,619

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2008, to March 31, 2009.

	Date	Amount	Interest Rate
Issuances
electronotes®	First Quarter 2009	$39	5.04%
	Second Quarter 2009	89	3.88%
2009 Series A	February 2009	22	2.25%
2009 Series B	February 2009	469	3.77%
		$619

Redemptions/Maturities:
1998 Series G	November 2008	$2,000	5.38%
electronotes®	Second Quarter 2009	558	4.99%
		$2,558

As of March 31, 2009, the 2009 reset rates on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) and the 1999 Series A Putable Automatic Rate Reset Securites (“1999 Series A Bonds”) were expected to be lower than the current rates on those issues.  The entire principal amount of $350 million of the 1998 Series D Bonds and $25 million of the 1999 Series A Bonds outstanding as of March 31, 2009, have been classified as current maturities of long-term debt.  It was determined on April 1, 2009, that the interest rate on the 1999 Series A Bonds will be reset from 5.174 percent to 4.50 percent on May 1, 2009.  In conjunction with the reset, $25 million of the principal amount of 1999 Series A Bonds was redeemed as of May 1, 2009.  It was determined on April 29, 2009, that the interest rate on the 1998 Series D Bonds will be reset from 5.46 percent to 4.728 percent on June 1, 2009.

15.  Variable Interest Entities

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership (“Choctaw”)) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by FIN No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN No. 46R (as amended, “FIN No. 46R”), TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw may lack the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended March 31, 2009.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of March 31, 2009, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by S&P and Moody’s were BB and Ba3, respectively, with negative outlooks.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for based on the normal purchases and normal sales exemption of SFAS No. 133; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the three and six months ended March 31, 2009, under the agreement amounted to $34 million and $52 million, respectively, and the remaining financial commitment under this agreement is $6.6 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary up to $5 million to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days after TVA draws on the letter of credit or TVA is relieved of its obligations under the purchase power agreement.  Because of the terms of the letter of credit arrangement and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of March 31, 2009.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

16.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, an unfunded postretirement health care plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and a SERP.

The following table provides the components of net periodic benefit cost for the plans for the three and six months ended March 31, 2009, and 2008.

	TVA Benefit Plan
	Three Months Ended March 31				Six Months Ended March 31
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$21	$27	$2	$2	$43	$55	$4	$3
Interest cost	145	130	9	7	291	261	18	14
Expected return on plan assets	(136)	(152)	–	–	(272)	(304)	–	–
Amortization of prior service cost	9	10	1	1	18	19	2	2
Recognized net actuarial loss	4	11	2	1	8	21	4	3
Net periodic benefit cost as actuarially determined	43	26	14	11	88	52	28	22
Amount capitalized due to actions of regulator	(20)	–	–	–	(41)	–	–	–
Net periodic benefit cost recognized	$23	$26	$14	$11	$47	$52	$28	$22

During the six months ended March 31, 2009, TVA did not make contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $13 million and $11 million for other benefit costs during the six months ended March 31, 2009, and 2008, respectively.

Financial markets have experienced significant uncertainty since September 30, 2008, due to deteriorating economic conditions.  The uncertainty has resulted in significantly lower market valuations for many investments.
The impact of these events on TVA’s pension system is reflected in changes in the asset portfolio values from $6.2 billion at September 30, 2008, to $4.7 billion at March 31, 2009.  TVA has not determined at this time whether additional contributions will be made to the pension plans in 2009.

17.  Seven States Power Corporation Obligation

On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option to purchase from TVA a portion of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility in Southaven, Mississippi formerly owned by Southaven Power, LLC (“Southaven Power”).  SSPC bought this portion through its subsidiary, Seven States Southaven, LLC (“SSSL”).  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  On April 17, 2009, SSSL acquired an additional 20.31 percent interest in the facility for approximately $95 million, which increased its undivided ownership to 90 percent.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 30, 2010.

As part of the transaction, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on SSSL’s loan, with that amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  While TVA does not plan to liquidate the assets to cover the payments in the event of a buy-back, TVA believes its recourse in obtaining full interest in the assets is sufficient to cover its obligation.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of March 31, 2009, the carrying amount of the obligation was approximately $319 million.  TVA has recognized the buy-back obligation as a Current portion of leaseback obligations of $13 million and a long-term Leaseback obligations of $306 million on its March 31, 2009 Balance Sheet.

18.  Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below which provide updates to the legal proceedings and claims discussed in the Annual Report.  In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $17 million as of March 31, 2009, with respect to the proceedings described in its Annual Report as updated below, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.  See Item 3, Legal Proceedings in the Annual Report.

Legal Proceedings Related to Kingston Ash Pond Spill.  See Note 1.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run Fossil Plant (“Bull Run”), Kingston, the John Sevier Fossil Plant (“John Sevier”), and the Widows Creek Fossil Plant (“Widows Creek”) constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•    The flue gas desulfurization system (“scrubbers”) and selective catalytic reduction systems(“SCRs”) currently operating at Bull Run be properly maintained and operated year round.

•    The scrubbers under construction at Kingston be completed by December 31, 2010, and thatKingston’s scrubbers and SCRs be properly maintained and operated year-round.

•    Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•    TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and installscrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s Chief Executive Officer to make semi-annual reports to the court of TVA’s progress in complying with the order, beginning in July 2009.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s instructions with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers is nearly complete.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by December 31, 2011, when the previous schedule called for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  The court-ordered scrubbers and SCRs at Widows Creek Unit 1-6 were not in TVA’s previous Clean Air plan.  Advancing the construction schedule or taking additional actions will increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in fiscal years 2009 through 2014.  Of this amount, TVA was already planning to spend approximately $0.8 billion before the court issued its order.  There could be other cost impacts, including fuel, variable operation and maintenance (“O&M”), and fixed O&M, and those costs are under evaluation.

On January 28, 2009, TVA asked the court to clarify one aspect of its order dealing with the schedule at John Sevier.  On April 2, 2009, the court denied TVA’s request, thus leaving the court’s schedule of John Sevier in place.  TVA is currently reviewing the decision and considering its options.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated Clean Air Act (“CAA”) opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002.  The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  The district court dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained the EPA’s approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six minute intervals), at various times between January 3, 2000, and September 30, 2002.  The EPA has since approved the rule, which is being challenged in separate litigation before the Eleventh Circuit.  On January 6, 2009, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.  The EPA has agreed to reconsider the rule.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run, a coal-fired electric generating facility located in Anderson County, Tennessee.  Trial was scheduled for September 2, 2008, but the trial was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has been reset for June 1, 2009.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required
TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  AREVA subsequently claimed it was entitled to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but was postponed.  On February 12, 2009, the TVA Board approved a settlement agreement between TVA and AREVA.  The settlement provides that TVA will pay AREVA $18 million in six annual installments of $3 million, ending in 2013.  If AREVA, or any affiliate, performs work for TVA during this period and the invoiced amount is $20 million or more above amounts set forth in the agreement, TVA’s annual payment will be reduced by $1 million for each such $20 million.  The case was dismissed on February 17, 2009.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.

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

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, thus the admission of the petitioners as parties to the proceeding as well.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  In February 2009, the NRC dismissed the contentions related to low-level radioactive waste.  A hearing on the remaining contentions will be conducted in the future.  Other COLA applicants have received similar petitions raising similar potential contentions.

The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s New Source Review (“NSR”) enforcement initiative.  TVA has responded to this request.  The EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

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

19.  Subsequent Events

In April 2009, TVA issued $52 million of electronotes®   with an interest rate of 4.35 percent which mature in 2029 and are callable beginning in 2013.

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

Executive Summary

           During the six months ended March 31, 2009, three events at TVA’s fossil plants and hydro facilities were reportable to federal, state, and local environmental and emergency response agencies.

      Kingston Fossil Plant

During the first quarter of 2009, an event occurred at Tennessee Valley Authority’s (“TVA”) Kingston Fossil Plant (“Kingston”), which is located near Kingston, Tennessee, and which TVA operates pursuant to the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee 2006 (as amended, the “TVA Act”) that was reportable to federal, state, and local environmental and emergency response agencies.

The Event. On December 22, 2008, a dike failed at Kingston, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA.  TVA had originally estimated that 50 acres of property not managed by TVA had been affected by the spill.  However, more detailed examinations determined that only eight acres of property not managed by TVA had been directly impacted by the ash.

At this time, the cause of the event is not known.  TVA has retained an independent engineering firm to perform a root-cause analysis.  Additionally, TVA’s Office of Inspector General is performing an independent assessment of the cause of the event.  The firm retained to investigate the root cause of the event is coordinating its investigation with representatives of the Office of Inspector General, the Tennessee Department of Environment and Conservation (“TDEC”), and the Environmental Protection Agency (“EPA”).

Kingston is one of the larger fossil plants operated by TVA.  It generates 10 billion kilowatt-hours of electricity a year, enough to supply the needs of about 700,000 homes in the Tennessee Valley.  While TVA has been conservatively operating the plant since the event, TVA’s ability to operate the plant itself was not affected by the ash release, although constraints associated with the containment of fly ash produced by operations have somewhat limited the plant’s availability.

Response and Cleanup.  Fly ash is a by-product of a coal-fired plant.  It is a gray material with a consistency similar to flour.  It is made up mostly of silica, similar to sand.  Though the ash itself is inert, it may contain trace amounts of other substances that occur naturally in coal, such as arsenic, cadmium, lead, mercury, and selenium.  It is used in building products such as cement, mortar, stucco, and grout. It also is used in some potting soils and as a soil conditioner.  TVA has sold fly ash commercially.  At Kingston, fly ash is placed in wet ash containment areas.  The involved containment area covered approximately 84 acres.  The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

Cleanup and recovery efforts are being conducted in coordination with federal and state agencies.  Starting on the day of the event, TVA put equipment and personnel in place to install floating booms to minimize the movement of cenospheres (inert hollow spheres of sand-like material created in the coal-fired boiler) along the river surface and to prepare for cleanup of the floating material.  Progress has been made in removing the ash from two local roads.  The two roads have reopened to local traffic - one in late March and one in mid-April.  The rail spur near Kingston has been cleared, and the plant has resumed receiving shipments of coal by rail.

TVA has constructed structures in the waterway, one weir and one dike, as part of the recovery.  The weir is under water and the dike is above water.  The weir allows water flow to continue while inhibiting the ash material from flowing downstream.  The dike is used to keep additional ash located in an embayment area from moving into the river.  The coal ash in the Emory River and the temporary weir have raised the flood elevations from Kingston through Harriman (approximately 11 miles).  Until the ash and the weir are removed, there is an increased risk of flooding for some river-front properties upstream of the weir and ash spill.  The change in the flood elevation is only a temporary one until TVA removes the ash and underwater weir from the river.  TVA has informed residents that it will assume financial responsibility for flooding damage that would not have occurred in the absence of the ash and weir.  After the ash and weir are removed, the flood elevations will return to levels established before the spill.  TVA’s financial responsibility related to flood damages will also end at this time.

TVA has recognized a charge of $675 million for the six months ended March 31, 2009, in connection with the current expected cleanup costs related to the event.  Costs incurred through March 31, 2009, totaled $77 million.  The $675 million expense currently includes, among other things, a reasonable estimate of costs to contain the cenospheres, perform sampling and analysis, construct the weir and dike, and the low end of a range of estimates to remove an estimated 5 million cubic yards of ash.  The cost of the removal of the ash is in large part dependent on the final disposal plan which has not yet been approved by regulatory authorities.

During the three months ended March 31, 2009, TVA revised its estimate and increased the expense recorded by $150 million.  The estimate changed because TVA obtained better information as the work has progressed.  The revised estimate reflects an increase in the number of cubic yards of ash that will need to be transported offsite versus what could be stored on site.  Additionally, the revised estimate reflects higher transportation rates, and the evaluation of different modes of transportation.  As work progresses, TVA will continue to revise its estimates as more information is available.  TVA currently believes the recovery process will take several years.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s March 31, 2009 Balance Sheet.

On March 2, 2009, TVA submitted its Corrective Action Plan (“CAP”) to TDEC and the EPA for the recovery efforts at Kingston.  The CAP outlines how TVA will proceed with planning and implementing work needed to restore the site of the ash spill while maintaining public health and safety.  TVA met with State of Tennessee and EPA officials to discuss the plan on March 19, 2009, and TVA is awaiting a formal response from TDEC and the EPA on the plan.  In conjunction with this plan, TVA and local, state, and federal agencies are to serve as a source of information, a coordinating mechanism to ensure rapid communication of information among agencies, and a professional review group to provide advice and review on documents and analyses prepared during the recovery effort.  On February 5, 2009, TVA submitted its proposed Phase I Dredging Plan to the EPA and TDEC for approval and to the U.S. Army Corps of Engineers for review.  On March 19, 2009, after TDEC and EPA approved the Phase I Plan dredging operations commenced.  During Phase I, TVA plans to partially clear the river channel to restore flow without disturbing legacy or natural river sediments.  Future work to remove the remaining ash in the river channel will be addressed in the second phase of dredging.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed and the low end of the range has been recorded.  The range of estimated cost varies from approximately $675 million to approximately $975 million.  This range could change significantly depending on the method of containment or the amount of ash.  This range can also be impacted if new coal ash laws and regulations are implemented at the state or federal level.

No amounts are included in the estimates above for regulatory actions, litigation, fines or penalties that may be assessed, final remediation activities, or other settlements because TVA cannot estimate these at this time.  Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

TVA will also be working with state and federal agencies to determine the extent of the environmental impact of the ash release and the steps necessary to monitor and restore the environment over the long term.  At this time, TVA does not know the extent of the damage or the remedies that will be required for restoration.

Post-Spill Testing.  The EPA and TDEC began water quality testing shortly after the event.  TDEC reports that samples received to date show that municipal water supplies have met drinking water standards.  Samples taken of raw water in the river also have met drinking water standards except for a few instances for arsenic immediate to the site.  A sample right after the spill and samples after a large rain event showed total arsenic in the water to be above drinking water standards, but still below fish and aquatic life standards.  All the EPA, TDEC, and TVA water treatment facility sampling results from Rockwood, Harriman, Cumberland, and Kingston, Tennessee, indicate that the municipal drinking water, which is filtered and treated by municipal treatment facilities, continues to meet water quality standards.

Both municipal drinking water and the water sampled from private groundwater wells continue to meet the state standards for drinking water.  The EPA and TDEC began water quality testing within hours of the event.  TDEC tests show the water is safe in that it meets the quality standards set by the state for drinking water.  TDEC is also testing private groundwater wells, and those results show these water sources meet standards as well.  Each agency does its own sampling, and the analyses are done by certified, independent labs.  To date, more than 1,050 utility and surface water samples and more than 100 well and spring water samples taken from within a four-mile radius of the spill site have been collected.  The City of Kingston has also conducted more than 140 tests on utility drinking water.

To date, more than 30,000 mobile air monitoring samples have been collected offsite and in residential areas.  All sample results have been within the National Ambient Air Quality Standards for Particulate Matter.

The EPA soil testing reports indicate that, except for arsenic, concentrations of metals in the spilled ash are well below the EPA Region 4 Removal Action Levels (“RALs”).  Some concentrations of arsenic were above the residential RALs but below the industrial RALs.  The concentrations are well below levels found in well-fertilized soils and many naturally occurring soils in Tennessee.  In addition, the levels were significantly below the limits to be classified as a hazardous waste.  To date, more than 120 ash, soil and sediment samples have been collected.

Other groups have also sponsored other testing of sediment in the vicinity of Kingston.  In some cases, these tests have been reported in the media as finding levels of radium and arsenic that differ significantly from those found by TVA, TDEC, the EPA, and independent labs.

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the costs.  The insurers for each of these programs have been notified of the event.  Although two of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause, to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

CERCLA Designation.  On April 1, 2009, TVA’s President and Chief Executive Officer (“CEO”) directed the Senior Vice President, Office of Environment and Research, to oversee environmental response actions for the Kingston ash spill in accordance with the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and to take such actions as necessary to protect the public health or welfare consistent with the National Contingency Plan.  By utilizing CERCLA, TVA will restore the area in a manner that protects public health and the environment.  CERCLA processes are intended to be rigorous and transparent, and include opportunities for public input.  CERCLA also prohibits legal actions by third parties challenging how the site is being cleaned-up while TVA is remediating the site.  Although coal ash is not a hazardous waste, it does contain some materials that are CERCLA hazardous substances when they appear in certain compound forms.  CERCLA processes can be used to clean up the spilled ash.

Claims and Litigation.  Seven lawsuits have been filed, all of which are currently pending before the same judge in the United States District Court for the Eastern District of Tennessee at Knoxville.  A discovery and briefing order was entered in these cases on April 9, 2009.  On April 17, 2009, TVA filed motions in each of these cases asking that the tort claims and the claims for punitive damages be dismissed.

Three lawsuits have been filed by individual plaintiffs for damages allegedly caused to their real or personal property by the Kingston ash spill.

•
Raymond v. TVA – This lawsuit was filed on December 30, 2008, by four individual property owners in Roane County, Tennessee, against TVA and certain TVA officers.  The complaint alleges causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek $165 million dollars ($15 million in compensatory damages and $150 million in punitive damages) for the damage to their property.

•
Auchard v. TVA – Two hundred seventy-six individuals who allegedly own property and/or reside in the vicinity of the Kingston ash spill on behalf of themselves and eighteen minors filed suit against TVA on February 18, 2009.  The complaint alleges causes of action based in tort – public nuisance, statutory public nuisance, private nuisance, trespass, negligence, gross negligence, negligence per se, negligent infliction of emotional distress, intentional infliction of emotional distress, strict liability for ultra – hazardous activity, and increased risk of future harm.  The plaintiffs seek an unspecified amount of compensatory damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•	Scofield v. TVA – Five Roane County residents filed suit against TVA on February 20, 2009, seeking damages in excess of $75,000 and other relief.

Four lawsuits seeking class action status for individuals allegedly damaged by the Kingston ash spill have also been filed.

•
Mays v. TVA – A landowner in Roane County, Tennessee, filed suit on January 7, 2009, against TVA.  The plaintiff is seeking class action status on behalf of all similarly situated landowners.  The complaint alleges that the ash spill constitutes a private nuisance which has interfered with the use and value of the property of the proposed class members, and seeks compensatory damages in excess of $5 million.

•
Blanchard v. TVA – Nine individual landowners in Roane County, Tennessee, filed suit on January 9, 2009, against TVA.  The plaintiffs are seeking class action status on behalf of all similarly situated persons.  The complaint alleges causes of action based in tort – negligence, negligence per se, gross negligence, and trespass, among other things – and inverse condemnation, – and seeks compensatory damages in excess of $5 million.

•
Giltnane v. TVA – Six individual landowners in Roane County, Tennessee, and one local business filed suit on January 9, 2009.  The plaintiffs are seeking class action status on behalf of all entities (including individuals and businesses) located within a 25-mile radius of Kingston.  The complaint alleges, among other things, gross negligence, strict liability, nuisance per se, and violation of various state and federal environmental statutes.  The plaintiffs seek, among other forms of relief, compensatory damages, punitive damages, and an injunction requiring TVA to perform immediate medical and environmental testing, to abate the nuisance, and to remediate the environmental damage.

•
Long v. TVA – Forty-three individuals in Roane County, Tennessee, filed suit on March 17, 2009, against TVA, four TVA employees, and certain TVA contractors.  The plaintiffs are seeking class action status on behalf of all entities (including all individuals and businesses) within a 10-mile radius of Kingston.  As to TVA, the complaint alleges causes of action based in tort – negligence, gross negligence, recklessness, willful misconduct, wanton misconduct, negligence per se, trespass, nuisance, ultra hazardous activity, misrepresentation/fraud, intentional infliction of emotional distress, and negligent infliction of emotional distress – and also alleges National Environmental Policy Act (“NEPA”) claims under the Administrative Procedures Act.  Plaintiffs seek compensatory and punitive damages, and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring. As to the four TVA employees, the complaint alleges constitutional tort claims in addition to state-law tort claims.

TVA has received several notices of intent to sue, including one from a coalition of environmental groups (including the Sierra Club) alleging violations of federal laws related to Kingston.  TVA has also received notices of intent to sue from attorneys representing the owners of 46 properties in the vicinity of Kingston.

As of April 22, 2009, TVA has settled claims with owners of 71 tracts of land and also settled 30 personal property claims.  TVA acquired these 71 tracts and paid over $40 million in connection with these settlements.  A portion of this amount has been recorded as property, plant, and equipment and a portion has been charged to expense.  In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and it expects to receive additional claims.

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

•      Submit to TDEC a CAP that includes a plan for:
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

TVA has provided information on the containment structure at Kingston, and submitted the required CAP as described above.

In a letter to TVA dated February 5, 2009, the EPA and TDEC expressed their commitment to work collaboratively in their oversight of cleanup activities associated with the ash spill at Kingston.  The commitment by the EPA and TDEC will help ensure that the reviews and approvals by the two regulatory agencies will be conducted in an efficient and expeditious manner.  Also, the EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act ("CWA") and have requested that TVA provide duplicate copies of all plans, reports, work proposals and other submittals to the EPA and TDEC simultaneously.  The EPA and TDEC, in turn, agreed they will coordinate their reviews and approvals.

Fly Ash Storage.  At Kingston, fly ash is collected in wet ash ponds. Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds.  The other five plants use a dry collection method.  TVA’s ash collection sites follow the permit requirements for the states in which they are constructed.  They are surrounded by dikes and incorporate drain systems and water runoff controls.  TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.  The root cause analysis firm hired to investigate the Kingston event is sharing information with the assessment contractor.

TVA is unable to predict at this time whether any regulatory actions may be taken, or what the outcome or impact of any such regulations could be.  As a result of the incident at Kingston and other recent incidents involving coal combustion waste disposal facilities, there has been a significant increase in the potential for new regulations related to coal combustion waste disposal.  Currently, coal combustion by-products, including fly ash, are not regulated as hazardous waste.  TVA, along with others in the utility industry, have responded to information requests from the EPA and from Congress related to by – product storage practices and facilities, and TVA expects that additional regulation of coal combustion by – product is likely over the next few months or years - possibly at both the state and federal level.  Until the form and timing of any such legislation or regulation are better defined, the impacts on TVA cannot be determined.

    After the Kingston incident, TVA undertook a third party safety evaluation to determine the overall stability and safety of existing embankments associated with ash storage facilities across the system.  The first phase of the evaluation was completed on January 30, 2009, and involved a “walk-down” of all facilities, a review of recent and historical inspection reports, and a determination of any immediate actions necessary to reduce risks. The second phase built on the results of the first phase and developed action plans including geotechnical investigations, studies and risk mitigation steps such as performance monitoring.  The third phase, which is still ongoing, includes designing repairs, developing planning documents, obtaining the necessary permits and implementing the lessons learned at Kingston at TVA’s other facilities.  As a part of this effort, an ongoing monitoring program with third party oversight will be developed and TVA employees will receive additional training in dam safety and monitoring.

TVA is also evaluating its strategy for storing coal combustion by-products, including gypsum.  A change in how TVA stores coal combustion by-products, whether as a result of regulation or a change in strategy, could cause TVA to incur significant capital expenditures.

Widows Creek Gypsum Pond

A discharge from the gypsum containment pond at Widows Creek Fossil Plant in Stevenson, Alabama, was discovered January 9, 2009, by contractors who were conducting a routine inspection.  The discharge stopped the same day it was discovered when the level of the pond reached the level of the exposed weir.  TVA determined that a cap had dislodged from an unused 36-inch standpipe in the gypsum pond which allowed water and gypsum to bypass the existing weir system and drain into the adjacent settling pond, filling it to capacity and causing it to overflow.  TVA notified appropriate federal and state authorities.  TVA filled the unused pipe with 120 cubic yards of grout.

The containment ponds hold gypsum, which is a byproduct of the limestone used in TVA’s scrubbers that clean sulfur dioxide (“SO2”) from coal-plant emissions.  Although the gypsum from the Widows Creek Fossil Plant is not sold commercially, gypsum contains calcium sulfate, which is commonly used in drywall for construction applications.  The released material contained water and a mixture of predominantly gypsum and some fly ash.

TVA is working with the EPA and the Alabama Department of Environmental Management (“ADEM”) to continue to sample the water.  TVA also notified local water companies following the release.  The EPA and TVA are working from a formal testing plan, approved by the ADEM, that includes taking water samples on the Tennessee River and Widows Creek.  The levels of metals, solids, and nutrients detected from the Tennessee River are below the national primary drinking water standards that apply to public water systems for treated water.

Dredging of Widows Creek began on April 18, 2009.  The dredging will take place in the area of Widows Creek nearest to the stilling pond known as the “triangle”.  The dredge plan has been approved by the ADEM and U.S. Fish and Wildlife Services (“FWS”).  The plan includes considerations to ensure that material is removed from Widows Creek using environmentally acceptable methods.  ADEM and FWS are currently evaluating any additional work that may be required.  All additional plans will be reviewed internally and will be approved concurrently with the NEPA Environmental Assessment.

On April 3, 2009, ADEM issued a Notice of Violation and a Proposed Consent Order for several alleged violations of the Alabama Water Pollution Control Act at Widows Creek Fossil Plant, including the January 9, 2009, gypsum pond discharge.  ADEM made a preliminary determination that the alleged violations warrant an enforcement action with a civil penalty, and also determined that the alleged violations were appropriate for resolution by Consent Order, a mechanism whereby TVA may agree to certain terms and conditions to resolve the violations without the need for more aggressive enforcement and litigation.  The Proposed Consent Order would require payment of a $25,000 civil penalty and submission of engineering reports related to storage impoundments at both Widows Creek and other TVA facilities in Alabama on a schedule defined in the Proposed Consent Order.  TVA has responded to the Proposed Consent Order and requested an opportunity to meet with ADEM to discuss the ongoing activities at the plant and the provisions of the Proposed Consent Order.

Ocoee Hydro Plant

On January 3, 2009, TVA opened the Ocoee No. 3 sluice gates to lower the reservoir elevation to prepare for work on Ocoee No. 2 Dam.  Large amounts of sediment were released downstream above Ocoee No. 2 and around the Olympic Course, and a number of fish were killed.  On January 9, 2009, TDEC issued a Notice of Violation for the release of sediments, instructing TVA to cease sluicing operations from Ocoee No. 3 Dam and to restore the affected area of the Ocoee River to pre-event status.

On January 12, 2009, TDEC issued a Director’s Order, replacing the Notice of Violation.  The order required TVA to cease all sluicing operations, submit a restoration plan for the section of river between Ocoee No. 3 Dam and Ocoee No. 3 Powerhouse, and submit a Best Management Practices plan.  TVA complied with the order and ceased sluicing.  On January 22, 2009, TVA submitted a plan for restoration and a Best Management Practices plan.

On April 3, 2009, TDEC approved the operation of the sluice gate at Ocoee No. 3 Dam for flood risk management and recreational releases provided certain conditions are met regarding minimum pool elevation during sluicing, upstream operations, duration of releases, and onsite observation of the first two releases.

Challenges During 2009

Financial Overview

Three Month Results.  Net income for the three months ended March 31, 2009, was $133 million compared to net income of $135 million for the three months ended March 31, 2008.  This decrease was primarily due to a
 $462 million increase in operating expenses and was partially offset by an increase of $415 million in operating revenues.

Six Month Results.  Net loss for the six months ended March 31, 2009, was $172 million compared to net income of $143 million for the six months ended March 31, 2008.  The $315 million decrease in net income was primarily due to an increase of $720 million in fuel and purchased power expense and $675 million in expense related to the Kingston fly ash spill in the first six months of 2009.  The increase in expense was partially offset by a $1.1 billion increase in operating revenue.

           Although operating revenue increased approximately 16.5 percent and 23.2 percent for the three and six months ended March 31, 2009, as compared to the same periods of 2008, sales decreased approximately 9.4 percent and 5.6 percent, respectively.  The increase in revenue was primarily due to an increase in the fuel cost adjustment (“FCA”) due to higher fuel and purchased power costs which provided $824 million and base rate increases effective April 1, 2008, and October 1, 2008, which accounted for $533 million in additional revenues for the six months ended March 31, 2009, as compared to March 31, 2008.  See Results of Operations.

Financial Outlook

For the remainder of 2009 and perhaps beyond, TVA is facing several financial pressures, including the following:

Rates and Electricity Sales.  On April 1, 2009, TVA reduced its FCA for the second time this year.  Combined with a previous six percent drop on January 1, 2009, this latest seven percent decrease rolls back much of the 17 percent increase in the FCA from October 2008.  The FCA is applied to the bills of the majority of TVA’s customers to compensate for TVA's costs associated with fuel, purchased power, and emissions allowances.  The two decreases are due to lower than forecasted fuel and purchased power costs.

The effects of the economic downturn are resulting in less demand for electric power.  Sales of electricity are about six percent below 2008 levels and could decline further if commercial and industrial employers continue to reduce production in response to the downturn.  Through March 2009, directly served industrial sales are down approximately 14.9 percent, while municipal and cooperative sales have experienced a 3.1 percent decline compared to the prior year.

Kingston Ash Spill.  TVA continues with clean up efforts at Kingston as previously described.  The final costs are currently estimated to be approximately $675 million to $975 million.  See Note 1.

North Carolina Lawsuit.  TVA is involved in a lawsuit filed by the State of North Carolina in connection with emissions from several of TVA’s coal-fired power plants.  TVA already has spent money to decrease emissions from the facilities, but the court has ordered a significant additional investment.  TVA’s current estimate of costs that could be incurred as a result of the court order is $1.7 billion.

Investments.  The performance of debt, equity, and other markets in 2008 negatively impacted the asset values of investments held in TVA’s pension system and nuclear decommissioning trust (“NDT”).  During the period September 30, 2008, through March 31, 2009, the change in the Standard & Poor’s (“S&P”) 500 benchmark index was a decrease of 31 percent.

Pending Legislation.  There is currently pending federal legislation in Washington involving clean or renewable energy, and depending on the bill that gets approved, TVA might have to ensure that anywhere from four percent to 25 percent of the energy it sells is produced by clean or renewable sources.

The factors outlined here, as well as other factors, may have significant impacts on TVA’s strategy, financial outlook, planning, policies and financial results in the coming years.  The extent to which TVA is impacted will depend to some degree on actual expenditures made by TVA over the next several years related to these items, as well as the policies of the TVA Board in recovering costs through power rates.

Financial Market Performance

           During the three and six month periods ended March 31, 2009, net pension system assets, including benefit payments, decreased by $396 million and $1.5 billion, respectively.  TVA is evaluating its options to address the volatility in market conditions, which may include a significant contribution. TVA has not determined at this time whether additional contributions will be made to the pension system in 2009.

During the three and six month periods ended March 31, 2009, the NDT portfolio declined in value $56 million and $240 million, respectively.  TVA submitted its biennial NDT funding status report to the NRC on March 31, 2009.  The report is based on the status of the funding requirement as of December 31, 2008, at which time TVA’s NDT funding was 79 percent of the estimated present value of the funding requirements established by Nuclear Regulatory Commission (“NRC”).  TVA does not anticipate making significant changes in its basic investment policies as a result of current market conditions.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk in TVA’s Annual Report.

Weather Conditions

Rainfall in the eastern Tennessee Valley was 86 percent of normal and runoff was 66 percent of normal for the six month period ended March 31, 2009, which resulted in an increase in hydroelectric generation during the six month period ended March 31, 2009, as compared to the same period of 2008.  Hydroelectric generation was 5.3 billion kilowatt-hours during the six month period ended March 31, 2009, which was nearly 2 billion kilowatt-hours higher than the same period of 2008.  This increase is a result of greater hydroelectric generation of one billion kilowatt-hours during each of the three month periods ended March 31, 2009, and December 31, 2008, as compared to the same periods of the prior year.

Lower Commodity Prices and Effects on Fuel Cost Adjustment

Due to falling commodity prices across domestic and international markets, TVA experienced lower-than-expected costs in short-term markets for natural gas, fuel oil, and electricity during the second quarter of 2009.  The average market prices for these commodities for the six months ended March 31, 2009, were 47 percent, 52 percent, and 41 percent lower, respectively, as compared to average market prices for the six months ended March 31, 2008.  While coal prices also began to fall, markets have reacted more slowly than other fuel markets and remain well above the previous year’s levels.  Average market prices for coal for the six months ended March 31, 2009, increased 15 percent as compared to average market prices for the six months ended March 31, 2008.  Average market prices for these commodities for the six months ended March 31, 2009, and 2008, are shown in the table below.

Commodity Pricing Table For the Six Months Ended March 31
	Prices
Commodity	2009	2008	Percent Change

Henry Hub Natural Gas ($/mmBtu)	$4.59	$8.59	(47%)
Gulf Coast Fuel Oil ($/mmBtu)	9.17	19.29	(52%)
Composite Coal (FOB mine $/ton) weighted average from FY budget plan	45.41	39.63	15%
Into TVA Electricity ($/MWh)
On Peak (5 days x 16 hours)	39.52	67.51	(41%)
Off-Peak (5 days x 8 hours)	32.16	48.18	(33%)

Although the FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs, there is a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As a result, TVA’s cash flows can be positively or negatively affected by the FCA.  As of March 31, 2009, TVA had collected excess revenues to offset fuel and purchased power costs.  The excess revenue was driven by market commodity prices being lower than those forecasted.  At March 31, 2009, TVA recognized a short-term regulatory liability of $569 million and a long-term regulatory liability of $81 million because of the change in market conditions.  At September 30, 2008, TVA recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.  See Rates and Electricity Sales.

New Generation

In September 2005, NuStart Energy Development LLC (“NuStart”) selected the site of TVA’s Bellefonte Nuclear Plant (“Bellefonte”) as one of the two sites in the country to demonstrate the new NRC licensing process for a new advanced design nuclear plant.  NuStart is an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process.  Using the Bellefonte site, NuStart intends to demonstrate the process for obtaining a combined construction and operating license for the new Advanced Passive 1000 reactor design by Westinghouse Electric Co.  As the license applicant, TVA submitted its combined license application to NRC for Bellefonte Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008.  If approved, the license to build and operate the plant would be issued to TVA.  The Bellefonte license application is one of several Advanced Passive 1000 standardized plant applications.  Other applications have announced construction schedules that would require their license reviews to be completed prior to the Bellefonte license application review.  As a result, TVA has entered into discussions with NuStart on how best to transition the NuStart support to another application.  In the event this occurs, TVA intends to continue to support the review of the Bellefonte application and does not expect this transition, by itself, to impact the current license issuance date.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

As part of this evaluation, TVA asked the NRC in August 2008, to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9, 2009, NRC issued an order to TVA reinstating the construction permits for Bellefonte Units 1 and 2 and returning the plant to a terminated status.  Reinstating the construction permits would allow TVA to place the units in a deferred status again with the NRC approval and would help TVA clarify the regulatory requirements and continue to evaluate the feasibility of using Bellefonte Units 1 and 2 to meet future base-load power demand.  The Blue Ridge Environmental Defense League (“BREDL”) filed a petition on March 30, 2009, in the United States Court of Appeals for the District of Columbia Circuit asking the court to review NRC’s decision to reinstate the construction permits.

Renewables and Clean Energy

           TVA is working towards obtaining 50 percent of its power supply from clean (low or zero carbon) or renewable sources by 2020.  It is possible that legislation may be passed in the near future requiring utilities to supply a certain amount of energy from renewable sources.  Currently, there is a great deal of activity related to proposed legislation in the U.S. Congress involving carbon reduction or renewable sources.   Depending on the

 legislation that gets approved, TVA might have to ensure that anywhere from four percent to 25 percent of the energy it sells is produced by clean or renewable sources, or make alternative compliance payments to the Department of Energy for any deficiency.

In December 2008, TVA issued a request for proposal (“RFP”) seeking proposals which may result in TVA obtaining both dispatchable capacity and as-available energy from renewable energy sources of up to a total of 2,000 megawatts of generation.  TVA received over 60 responses to the RFP which included wind (most coming from mid-western and plains states), biomass, and solar to be delivered by 2011.  Bringing power from distant locations raises transmission issues and costs, and the “intermittent” nature of wind, solar, and other intermittent sources can result in TVA needing backups for those sources or mechanisms.  TVA completed an initial evaluation of the responses and has notified certain respondents that TVA wishes to conduct a more in-depth evaluation of their proposals.  Based on these more detailed evaluations, TVA may elect to contact additional respondents for consideration.  On April 2, 2009, the TVA Board authorized management to approve power purchase agreements for up to 20 years for renewable and/or clean energy for those resources within certain specified criteria and limitations.

TVA’s clean energy portfolio is defined as energy that has a near-zero carbon emission rate such as nuclear and renewables (energy production that is sustainable and often naturally replenished), or energy efficiency improvements including demand reduction, or waste heat recovery.  In 2008, TVA produced over 58,000 GWH of clean and renewable energy.  However, less than one percent of that would likely qualify for renewable credits under the language in most of the proposed renewable portfolio standard legislation.

On January 30, 2009, TVA issued an RFP concerning the future use and operation of the turbine wind farm  on Buffalo Mountain about 10 miles north of Oliver Springs, Tennessee, near Knoxville.  TVA will consider a variety of options for using the three turbines and other opportunities at the site.  Proposals involving contractors providing operation and maintenance services, technical research and development partnerships, transfer of ownership with a power purchase agreement, or other innovative arrangements will be considered.  The three turbines, with a capacity of 660 kilowatts each, were installed in 2000, establishing the first successful wind farm in the Southeast.  TVA received eight responses to the RFP covering the range of options identified above.  The proposals are currently undergoing evaluation by TVA staff.

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

Despite the conditions in the credit markets, TVA issued $491 million of long-term debt and $89 million of electronotes® in the second quarter of 2009.  TVA believes it would be able to issue additional long-term debt if needed.

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

           Summary Cash Flows.  A major source of TVA’s liquidity is operating cash flows resulting from the generation and sale of electricity.  A summary of cash flow components for the six months ended March 31, 2009, and 2008, follows:

Summary Cash Flows For the Six Months Ended March 31
	2009	2008
Cash provided by (used in):
Operating activities	$1,990	$959
Investing activities	(1,433)	(834)
Financing activities	(559)	470
Net (decrease) increase in cash and cash equivalents	$(2)	$595

Issuance of Debt.  TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During the six months ended March 31, 2009, TVA issued $619 million of power bonds with an interest rate of 3.81 percent.  See Note 14 — Debt Securities  for more information related to TVA’s debt activities.

Credit Facility Agreements.  TVA’s $150 million note with the U.S. Treasury expired at the end of 2008.  In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at March 31, 2009.

On March 26, 2009, TVA entered into two new credit facilities with a national bank.  These new credit facilities are a $1.25 billion facility that matures on May 13, 2009, and a $1 billion facility that matures on November 9, 2009.  These credit facilities replace TVA’s previous $1.25 billion and $1 billion facilities.  The new credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.25 billion against which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  There were no outstanding borrowings or letters of credit under the facilities at March 31, 2009.  TVA anticipates renewing each credit facility as it matures.  TVA anticipates that when it renews the second credit facility in May 2009, the amount of this facility will be reduced.

Call Monetization Transactions.  From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  As a result of an unprecedented inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional).  At March 31, 2009, the value of the swaption was such that TVA posted $260 million with a custodian for benefit of the counterparty.

Sale of Interest in TVA Generating Facility.  On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option to purchase from TVA a portion of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility in Southaven, Mississippi formerly owned by Southaven Power, LLC (“Southaven Power”).  SSPC bought this portion through its subsidiary, Seven States Southaven, LLC (“SSSL”).  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  On April 17, 2009, SSSL acquired an additional 20.31 percent interest in the facility for approximately $95 million, which increased its undivided ownership to 90 percent.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided 90 percent interest in the facility through April 30, 2010.

Comparative Cash Flow Analysis

Net cash provided by operating activities increased $1,031 million from $959 million to $1,990 million for the six months ended March 31, 2008, and 2009, respectively.  This increase resulted primarily from an increase in operating revenues of $1,132 million and a decrease in cash paid for interest of $35 million.  Operating revenues increased primarily from increases in revenue from municipalities and cooperatives, primarily due to the FCA, which provided $737 million in additional revenues and base rate increases effective April 1, 2008, and October 1, 2008, which provided $470 million in additional revenue, partially offset by a decline in sales volume of 3.1 percent, which reduced revenues by $114 million.  These operating revenues were partially offset by an increase in cash used by changes in working capital of $42 million, an increase in cash outlays for routine and recurring operating costs of $72 million, and an increase in cash paid for fuel and purchased power of $13 million.  Working capital changed primarily due to a smaller decrease in accounts receivable of $96 million, a reduction in interest payable of $30 million for the six months ended March 31, 2009, as compared to an increase in interest payable of $21 million for the same period in 2008, and a larger increase in inventories and other of $240 million, partially offset by an increase in accounts payable of $92 million for the six months ended March 31, 2009, as compared to a decrease in accounts payable of $253 million for the same period in 2008.

Net cash used in investing activities increased $599 million from $834 million to $1,433 million for the six months ended March 31, 2008, and 2009, respectively.  The increase is primarily due to collateral posted with a custodian for the benefit of a counterparty under the terms of a swaption agreement of $260 million, an increase in construction expenditures for capital projects of $173 million due to an increase in capacity expansion spending of $230 million partially offset by reductions in base capital projects of $84 million, an increase in cash used for restricted cash and investments of $17 million for the six months ended March 31, 2009, as compared to an increase in cash provided of $43 million for the same period in 2008, and an increase in expenditures for the enrichment and fabrication of nuclear fuel of $107 million related to higher prices paid for enriched uranium and the normal year to year variability resulting from the timing of refueling outages at the nuclear plants.

Net cash provided by financing activities was $470 million for the six months ended March 31, 2008, as compared to net cash used by financing activities of $559 million for the same period in 2009.  The $1,029 million change was primarily due to an increase of $2.3 billion in redemptions and repurchases of long-term debt and a decrease of $983 million in issues of long-term debt.  This was partially offset by net issuances of short-term debt of $1.4 billion during the six months ended March 31, 2009, as compared with net redemptions of short-term debt of $854 million for the same period in 2008.

      Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2009, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2009[1]	2010	2011	2012	2013	Thereafter	Total

Debt[2]	$1,643	$8	$1,008	$1,523	$2,387	$15,609	$22,178
Interest payments relating to debt	605	1,180	1,152	1,123	978	15,992	21,030
Lease obligations
Capital	47	474	51	4	–	–	576
Non-cancelable operating	30	53	44	37	34	206	404
Purchase obligations
Power	138	282	302	232	177	6,092	7,223
Fuel	1,302	1,278	836	539	563	1,290	5,808
Other	41	46	44	31	24	160	346
Expenditures for emission control commitments	197	369	307	426	319	115	1,733
Payments on other financings	33	89	94	98	99	919	1,332
Payment to U.S. Treasury
Return of Power Facilities Appropriation Investment	20	20	20	20	20	10	110
Return on Power Facilities Appropriation Investment	14	21	20	19	17	155	246
Total	$4,070	$3,820	$3,878	$4,052	$4,618	$40,548	$60,986
Note (1) Period April 1 - September 30, 2009 (2) Does not include noncash items of foreign currency valuation gain of $68 million and net discount on sale of Bonds of $203 million.

Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance.  Management is evaluating alternatives which could change these amounts in the future.  See Note 18 — Case Brought by North Carolina Alleging Public Nuisance.

During 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2 that are not reflected in this table.  As of March 31, 2009, expenditures against these contracts are forecasted to be approximately $1.1 billion through 2012.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2009	2010	2011	2012	2013	Thereafter	Total
Energy Prepayment Obligations	$53	$105	$105	$105	$102	$510	$980

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and six months ended March 31, 2009, and 2008:

Sales of Electricity (Millions of kWh)
	Three Months Ended March 31			Six Months Ended March 31
	2009	2008	Percent Change	2009	2008	Percent Change

Sales of electricity
Municipalities and cooperatives	33,407	35,582	(6.1%)	65,981	68,058	(3.1%)
Industries directly served	7,638	9,660	(20.9%)	16,585	19,478	(14.9%)
Federal agencies and other	481	581	(17.2%)	1,022	1,022	0.0%

Total sales of electricity	41,526	45,823	(9.4%)	83,588	88,558	(5.6%)

Heating degree days	1,776	1,828	(2.8%)	3,165	2,886	9.7%
Cooling degree days	11	11	0.0%	82	161	(49.1%)
Combined degree days	1,787	1,839	(2.8%)	3,247	3,047	6.6%

Items contributing to the 4,297 million kilowatt-hour decrease in electricity sales for the three months ended March 31, 2009, compared to the same period in 2008 include a 2,175 million kilowatt-hour decrease in sales to Municipalities and Cooperatives, a 2,022 million kilowatt-hour decrease in sales to Industries Directly Served, and a 100 million kilowatt-hour decrease in sales to Federal Agencies and Other.

The decrease in sales to municipalities and cooperatives for the three months ended March 31, 2009,  compared to the same period in 2008 was largely due to a decrease in demand among commercial and industrial customers as a result of the downturn in the economy.  Several of TVA’s distributor-served commercial and industrial customers have experienced less demand as a result of layoffs and decreased production.

The decrease in sales to Industries Directly Served for the three months ended March 31, 2009, compared to the same period in 2008 was mainly attributable to decreased demand among several of TVA’s directly served industrial customers as a result of lower production levels at their facilities.  The decrease in demand is primarily due to a downturn in the economy.  Several of TVA’s directly served customers have shut down plants or curtailed production as a result of the downturn in the economy.

The decrease in Federal Agencies and Other for the three months ended March 31, 2009, compared to the same period in 2008 was primarily due to a 101 million kilowatt-hour decrease in off-system sales due to less excess generation for sale.  Sales to federal agencies increased slightly over the same period of 2008.

Significant items contributing to the 4,970 million kilowatt-hour decrease in electricity sales for the six months ended March 31, 2009, compared to the same period in 2008 include a 2,893 million kilowatt-hour decrease in sales to Industries Directly Served and a 2,077 million kilowatt-hour decrease in sales to Municipalities and Cooperatives.

The decrease in sales volume was not as severe for the six months ended March 31, 2009, as it was for the three months then ended because TVA did not see the dramatic changes in commercial and industrial demand until late in the first quarter.  Additionally, the significant decrease in sales to commercial and industrial customers was partially offset by an increase in sales to residential customers primarily due to colder weather in the first quarter of 2009.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2009, and 2008:

Summary Statements of Operations
	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Operating revenues	$2,933	$2,518	$6,010	$4,878
Operating expenses	(2,503)	(2,041)	(5,545)	(4,053)
Operating income	430	477	465	825
Other income (expense), net	20	(2)	11	1
Interest expense, net	(317)	(340)	(648)	(683)
Net income (loss)	$133	$135	$(172)	$143

Net income for the three months ended March 31, 2009, was $133 million compared to net income of $135 million for the same period in 2008.  The $2 million change in net income was primarily attributable to a $462 million increase in operating expenses.  This item was partially offset by a $415 million increase in operating revenues, a $23 million decrease in net interest expense, and a $22 million change in other income (expense).

Net loss for the six months ended March 31, 2009, was $172 million compared to net income of $143 million for the same period in 2008.  The $315 million change in net income was primarily attributable to a $1,492 million increase in operating expenses.  This increase was partially offset by a $1,132 million increase in operating revenues, a $35 million decrease in net interest expense, and a $10 million increase in other income (expense).

Operating revenues increased $415 million or 16.5 percent for the three months ended March 31, 2009, compared to the same period in 2008, and $1,132 million or 23.2 percent for the six month period ended March 31, 2009, compared to the same period in 2008, due to the following:

	Three Month Change	Six Month Change

Base rate changes	$276	$533
FCA rate changes	342	824
Volume	(195)	(217)
Off system sales	(7)	(5)
Other revenue	(1)	(3)
Total	$415	$1,132

  Operating Revenues.  Operating revenues for the three and six months ended March 31, 2009, and 2008, consisted of the following:

Operating Revenues
	Three Months Ended March 31			Six Months Ended March 31
	2009	2008	Percent Change	2009	2008	Percent Change
Sales of Electricity
Municipalities and cooperatives	$2,509	$2,072	21.1%	$5,078	$3,985	27.4%
Industries directly served	362	382	(5.2%)	804	774	3.9%
Federal agencies and other	32	33	(3.0%)	70	58	20.7%
Other revenue	30	31	(3.2%)	58	61	(4.9%)

Total	$2,933	$2,518	16.5%	$6,010	$4,878	23.2%

Significant items contributing to the $415 million increase in operating revenues for the three months ended March 31, 2009, compared to the same period in 2008 included the following:

A $437 million increase in revenue from Municipalities and Cooperatives is primarily due to FCA rate increases, which provided $311 million in additional revenues.  Average base rates increased 13.2 percent primarily due to base rate increases effective April 1, 2008, and October 1, 2008, and provided $246 million in additional revenue.  These increases were partially offset by a decline in sales volume of 6.1 percent, which reduced revenues by $120 million.

A $20 million decrease in revenue from Industries Directly Served primarily attributable to a $75 million decline in revenue due to a decrease in sales volume of 20.9 percent.  This decrease was partially offset by an increase in average base rates of 10.0 percent and FCA rate increases, which yielded $28 million and $27 million, respectively, in additional revenue.

A $1 million decrease in revenue to Federal Agencies and Other as a result of a $7 million decrease in off-system sales which was partially offset by an increase in revenues from federal agencies directly served of $6 million.
FCA rate increases and an increase in average base rates of 5.3 percent provided $4 million and $2 million in additional revenues, respectively.

Significant items contributing to the $1,132 million increase in operating revenues for the six months ended March 31, 2009, compared to the same period in 2008 included the following:

A $1,093 million increase in revenue from Municipalities and Cooperatives primarily due to FCA rate increases, which provided $737 million in additional revenues.  Average base rates increased 12.9 percent primarily due to base rate increases effective April 1, 2008, and October 1, 2008, and provided $470 million in additional revenue.  These increases were partially offset by a decline in sales volume of 3.1 percent, which reduced revenues by $114 million.

A $30 million increase in revenue from Industries Directly Served is primarily attributable to FCA rate increases and an increase in average base rates of 9.8 percent, which yielded $77 million and $60 million, respectively, in additional revenue.  These increases were partially offset by a $107 million decline in revenue due to decreased sales volume of 14.9 percent.

A $12 million increase in revenue from Federal Agencies and Other due to an increase in revenues from federal agencies directly served of $17 million due to FCA rate increases, increased sales volume of 8.0 percent, and an increase in average base rates of 7.1 percent, which provided $10 million, $4 million, and $3 million in additional revenues, respectively.  This increase was partially offset by a decrease in off-system sales of $5 million.

These items were partially offset by a $3 million dollar decrease in Other Revenue mainly attributable to decreased transmission revenues from wheeling activity.

  Operating Expenses. Operating expenses for the three and six months ended March 31, 2009, and 2008, consisted of the following:

Operating Expenses
	Three Months Ended March 31			Six Months Ended March 31
	2009	2008	Percent Change	2009	2008	Percent Change
Fuel and purchased power	$1,232	$973	26.6%	$2,615	$1,895	38.0%
Operating and maintenance	586	559	4.8%	1,176	1,139	3.2%
Depreciation, amortization, and accretion	398	392	1.5%	794	782	1.5%
Tax equivalents	137	117	17.1%	285	237	20.3%
Environmental clean up costs - Kingston ash spill	150	—	—	675	—	—
Total operating expenses	$2,503	$2,041	22.6%	$5,545	$4,053	36.8%

Significant drivers contributing to the $462 million increase in total operating expenses for the three months ended March 31, 2009, compared to the same period in 2008 included:

Fuel and purchased power expense increased $259 million due to:

•
A $224 million increase in fuel expense resulting from an increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 11.4 percent primarily due to higher fuel cost for coal-fired and nuclear generation, partially offset by decreased costs for natural gas and fuel oil used for combustion turbine generation.  The higher cost of fuel increased expense by $65 million and the FCA net deferral and amortization for fuel expense increased expense an additional $225 million.  These increases were partially offset by a decrease in net generation of 10.4 percent, which reduced fuel expense by $66 million.

•
A $35 million increase in purchased power expense primarily due to the FCA net deferral and amortization for purchased power expense which increased expense $103 million and an increase in realized losses related to natural gas derivatives which added an additional $88 million in expense.  These increases in purchased power expense were partially offset by a decrease in the average purchase price of 28.0 percent and a 17.8 percent decline in the volume of purchased power resulting in a decrease of $88 million and $68 million, respectively, in purchased power expense.  The decreases in volume of purchased power and net generation were primarily due to an increase in hydro-generation of 36.1 percent compared to the second quarter of 2008 and a 9.4 percent decline in sales.

Operating and maintenance expense increased $27 million due to:

•
Increased operating and maintenance expense at nuclear plants of $19 million due to an increase in forced maintenance outages in the second quarter of 2009 and an increase in amortization of deferred nuclear outage costs;

•	Increased outage and operating and maintenance costs of $17 million at coal-fired and combustion turbine plants largely due to an increase in planned outages during the second quarter of 2009 compared to the same period in 2008 and expenditures in the second quarter of 2009 related to the discharge event at Widows Creek Fossil Plant;

•	Increased costs for reagents of $6 million largely due to increased volume as a result of additional selective catalytic reduction (“SCR”) capacity online in the second quarter of 2009; and

•	Increased costs of $5 million primarily due to studies related to future uses of the Bellefonte Nuclear Plant.

These increases were partially offset by a decrease of $23 million in workers’ compensation expense primarily as a result of a revision in the discount rate effective in the second quarter of 2008 which significantly increased workers’ compensation expense in the second quarter 2008.

Depreciation, amortization, and accretion expense increased $6 million primarily attributable to an increase in net plant additions.

Tax equivalent payments increased $20 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.  Tax equivalent payments are based on prior year’s electricity revenues.

Environmental clean up cost – Kingston ash spill expenses recognized for the three months ended March 31, 2009, were $150 million.  (See Executive Summary –  Kingston Fossil Plant for details.)

Significant drivers contributing to the $1,492 million increase in total operating expenses for the six month period ended March 31, 2009 compared to the same period in 2008 included:

Fuel and purchased power expense increased $720 million due to:

•
A $608 million increase in fuel expense resulting from an increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 16.3 percent primarily due to higher fuel cost for coal-fired and nuclear generation, partially offset by decreased costs for natural gas and fuel oil used for combustion turbine generation.  The higher cost of fuel increased expense by $186 million and the FCA net deferral and amortization for fuel expense increased expense an additional $484 million. These increases were partially offset by a decrease in net generation of 5.1 percent, which reduced fuel expense by $62 million.

•
A $112 million increase in purchased power expense primarily due to the FCA net deferral and amortization for purchased power expense which increased expense $201 million and an increase in realized losses related to natural gas derivatives which added an additional $152 million in expense.  These increases in purchased power expense were partially offset by a decrease in the average purchase price of 14.0 percent and a 23.7 percent decline in the volume of purchased power resulting in a decrease of $75 million and $166 million, respectively, in purchased power expense.  The decreases in volume of purchased power and net generation were primarily due to an increase in hydro-generation of 57.2 percent compared to the first two quarters of 2008 and a 5.6 percent decline in sales.

Operating and maintenance expense increased $37 million due to:

•
Increased operating and maintenance expense at nuclear plants of $22 million due to an increase in forced maintenance outages in the first six months of 2009 and an increase in amortization of deferred nuclear outage costs;

•	Increased costs for reagents of $13 million largely due to increased volume as a result of additional SCR capacity online in 2009;

•	Increased costs of $10 million primarily due to increased expenses to support new information technology implemented in the third quarter of 2008; and

•	Increased costs of $7 million primarily due to studies related to future uses of the Bellefonte Nuclear Plant.

These increases were partially offset by a decrease of $23 million in workers’ compensation expense primarily as a result of a revision in the discount rate effective in the second quarter of 2008.

Depreciation, amortization, and accretion expense increased $12 million primarily attributable to an increase in net plant additions.

Tax equivalent payments increased $48 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.  Tax equivalent payments are based on prior year’s electricity revenues.

Environmental clean up cost – Kingston ash spill expenses recognized through March 31, 2009, were $675 million.  (See Executive Summary –  Kingston Fossil Plant for details.)

Other Income (Expense), Net.  The $22 million change in Other income (expense), net for the three months  ended March 31, 2009, compared to the same period in 2008, was largely due to a decrease in realized and unrealized losses of $9 million on TVA’s Supplemental Executive Retirement Plan (“SERP”) funds and restricted investments related to the collateral held by TVA.  TVA also recognized increased income on external business services and a write-off of prior year payables which increased income by $15 million.  These items were partially offset by a slight decrease in interest income from short-term investments.

The $10 million change in Other income (expense), net for the six month period ended March 31, 2009, compared to the same period in 2008 was primarily attributable to the same items identified above for the quarter and was partially offset by a payment of $8 million received in connection with a False Claims Act suit in the first quarter of 2008 not present in the first quarter of 2009.

Interest Expense.  Interest expense and interest rates for the three months and six months ended March 31, 2009, and 2008, consisted of the following:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2009	2008	Percent Change	2009	2008	Percent Change
Interest on debt and leaseback obligations	$321	$340	(5.6)%	$655	$681	(3.8%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	10	10	0.0%
Allowance for funds used during construction & nuclear fuel expenditures	(9)	(5)	80.0%	(17)	(8)	112.5%
Net interest expense	$317	$340	(6.8%)	$648	$683	(5.1%)

	(Percent)			(Percent)
Interest rates (average)	2009	2008	Percent Change	2009	2008	Percent Change
Long-term	6.04	5.87	2.9%	5.85	5.82	0.5%
Discount notes	0.11	3.64	(97.0%)	0.46	4.19	(89.0%)
Blended	5.56	5.77	(3.6%)	5.40	5.74	(5.9%)

           Significant items contributing to the $23 million decrease in net interest expense for the three months ended March 31, 2009, compared to the same period in 2008, included a $4 million increase in an allowance for funds used during construction (“AFUDC”) and nuclear fuel expenditures primarily due to an increase in the construction work in progress base used to calculate AFUDC in 2009.  Interest on debt decreased $22 million primarily due to a significant decrease in the average discount notes interest rate from 3.64 percent during the three month period ended March 31, 2008, to 0.11 percent during the same period in 2009.  These decreases in interest expense were partially offset by an increase in interest on leaseback obligations of $3 million.

Significant items contributing to the $35 million decrease in net interest expense for the six month period ended March 31, 2009, compared to the same period in 2008 included a $9 million increase in AFUDC and nuclear fuel expenditures primarily due to an increase in the construction work in progress base used to calculate AFUDC in 2009.  Interest on debt decreased $32 million primarily due to a significant decrease in the average discount notes interest rate from 4.19 percent during the six month period ended March 31, 2008, to 0.46 percent during the same period in 2009.  These decreases in interest expense were partially offset by an increase in interest on leaseback obligations of $6 million.

Off-Balance Sheet Arrangements

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership (“Choctaw”)) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 megawatts and the term of the agreement was 30 years.  Under the accounting guidance provided by FIN No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN No. 46R (as amended, “FIN No. 46R”), TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw may lack the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine whether FIN No. 46R would require TVA to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended March 31, 2009.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of March 31, 2009, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by Standard and Poor’s and Moody’s were BB and Ba3, respectively, with negative outlooks.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for based on the normal purchases and normal sales exemption of SFAS No. 133; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the three and six months ended

March 31, 2009, under the agreement amounted to $34 million and $52 million, respectively, and the remaining financial commitment under this agreement is $6.6 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary up to $5 million to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days after TVA draws on the letter of credit or TVA is relieved of its obligations under the purchase power agreement.  Because of the terms of the letter of credit arrangement and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of March 31, 2009.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  TVA’s critical accounting policies are also discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies in the Annual Report.

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
Accordingly, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs under the provisions of SFAS No. 101, “Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71.”  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.

Changes in Ratemaking Impacting Accounting

In August 2008, the TVA Board approved the following change in ratemaking, which resulted in a change in accounting for the type of transaction described below.

The TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as recognized by SFAS No. 143 and FIN No. 47.  These costs had previously been included in rates as the asset retirement obligation (“ARO”) was accreted and the asset was depreciated. In accordance with EITF 93-4, these costs did not previously meet the asset recognition criteria in paragraph nine of SFAS No. 71 at the date the costs were incurred.  Because of the establishment of the asset retirement trust (“ART”) and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria.  Therefore, all cumulative costs incurred since 2003, when SFAS No. 143 was adopted, were recaptured as a regulatory asset as of September 30, 2008.  The regulatory asset initially created related to this adjustment totaled $350 million.  The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense. See Note 9.

Fair Value Measurements

Securities Held as Trading

TVA’s investments classified as trading consist of amounts held in the NDT, the ART, and the SERP.  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  TVA's investments are primarily U.S. equities, international equities, real estate investment trusts (“REITs”), fixed income investments, high-yield fixed income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Commingled funds are used to gain exposure to certain investments.  TVA has classified all of these investments as either Level 1 or Level 2 valuations.  At March 31, 2009, the adoption of SFAS No. 157 did not materially impact the fair value of NDT, ART or SERP assets.

Vendor-provided prices are subjected to automated tolerance checks by TVA’s investment portfolio trustee  to identify and avoid, where possible, the use of inaccurate prices.  Any questionable prices identified are reported to the vendor which provided the price.  If the prices are validated, the primary pricing source is used. If not, a secondary source price which has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared.  Tolerance thresholds are established by asset class. Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Derivatives

TVA is currently a party to the following types of derivatives:

•	Currency swaps
•	Swaption
•	Interest rate swaps
•	Coal contracts with volume options
•	Commodity derivatives under Financial Trading Program (swaps, futures, options on futures, and other financial instruments)

Currency swaps and interest rate swaps are classified as Level 2 valuations.  The swaption is classified as a Level 3 valuation. Coal contracts with volume options are classified as Level 3 valuations.  Commodity derivatives are classified as Level 1 and Level 2 valuations.

Currency Swaps, Swaption, and Interest Rate Swaps.  TVA has three cross-currency swaps, one swaption, and three “fixed for floating” interest rate swaps.  The currency swaps and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  While most of the fair value measurement is based on observable inputs, the swaption is classified as a Level 3 valuation as a significant input is unobservable.  The adoption of SFAS No. 157 resulted in a decrease of $2 million in the total fair values of the currency swap liabilities, swaption liability, and interest rate swap liabilities at March 31, 2009, due to the application of credit valuation adjustments (“CVAs”).

Coal Contracts with Volume Options.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products, or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  As a result, these valuations are classified as Level 3 valuations.

The adoption of SFAS No. 157 resulted in a decrease of $17 million in the fair values of coal contracts in an asset position at March 31, 2009 due to the application of CVAs.  These decreases in fair value were reflected as decreases in regulatory liabilities.

Commodity Derivatives under Financial Trading Program.  TVA uses quoted New York Mercantile Exchange (“NYMEX”) prices in its determination of the fair value of these contracts.  Contracts settled on the NYMEX are classified as Level 1 valuations.  These are primarily natural gas futures, fuel oil futures, and natural gas option contracts.  Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas and fuel oil swap contracts.  The adoption of SFAS No. 157 did not materially affect the fair value of these assets and liabilities at March 31, 2009.

TVA maintains policies and procedures to value commodity contracts using the best and most relevant data available. In addition, TVA uses risk management teams that review valuations and pricing data.  TVA retains independent pricing vendors to assist in valuing certain instruments without market liquidity.

Fair Value Considerations

In determining the fair value of its financial instruments, TVA considers the source of observable market data inputs, liquidity of the instrument, credit risk, and risk of nonperformance of itself or the counterparty to the contract. The conditions and criteria used to assess these factors are described below.

    Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., Bloomberg, S&P).  In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

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

Nonperformance Risk.  In determining the potential impact of nonperformance risk, which includes credit risk, TVA considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is a counterparty to currency swaps, a swaption, interest rate swaps, coal contracts, commodity derivatives, and other derivatives which subject TVA to nonperformance risk.  Nonperformance risk on the majority of investments and certain exchange traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of the reporting entity (for liabilities) and the counterparty (for assets) by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and the reporting entity’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for the years 1983-2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $17 million and $2 million at March 31, 2009, respectively.

Collateral.  TVA’s interest rates swaps, two of its currency swaps, and its swaption contain provisions that require the counterparties to post collateral under certain circumstances.  Such provisions typically require the party to post collateral when the party’s liability balance under the agreement exceeds a certain threshold.  For TVA liabilities, such thresholds are predetermined under contractual arrangements.  As of March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a liability position is $1,380 million.  TVA’s collateral obligation as of March 31, 2009, under these arrangements was $274 million, of which $260 million had been posted.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

Level 3 Information.  Unrealized gains (losses) on contracts classified as Level 3 valuations are included in regulatory assets (liabilities) until the contracts are settled.  TVA experienced significant unrealized losses on coal contracts with volume options due to significant declines in coal market prices during the six months ended March 31, 2009.  TVA also experienced unrealized losses on the swaption liability due to decreases in interest rates during the six months ended March 31, 2009.  Unrealized losses on these instruments did not have a material effect on liquidity or capital resources.  There were no realized gains (losses) on coal contracts with volume options or the swaption during the three and six months ended March 31, 2009.  At March 31, 2009, Level 3 valuations represent 30 percent of total assets measured at fair value and 51 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  See Note 12 for additional information.

In February 2008, FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This FSP delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  TVA has utilized the deferral portion of FSP FAS No. 157-2 for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

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

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No.159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the standard, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39” which addresses certain modifications to FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”  This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (1) the sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (“nontransferor”) of financial assets to the qualifying SPE and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs.  The disclosure provisions of this FSP became effective for TVA as of October 1, 2008.

Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, FASB issued FSP FAS No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets: 1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP also includes a technical amendment to require the disclosure of net periodic benefit cost recognized.  This technical amendment was effective for TVA upon its issuance on December 30, 2008.  The remaining portions of this FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of the remaining portions of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the remaining portions of this FSP on its disclosures in the financial statements.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The disclosure provisions of SFAS No. 161 became effective for TVA as of January 1, 2009.

The following accounting standards have been issued, but as of March 31, 2009, were not effective and had not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  This statement establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141(R) also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS No. 141(R). The provisions of SFAS No. 141(R) and FSP FAS 141(R)-1 are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141(R) and FSP FAS 141(R)-1 will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 141(R) and FSP FAS 141(R)-1 could impact the accounting for any businesses acquired after the effective date of these pronouncements.

Fair Value Measurements.  In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  FSP FAS No. 157-4 clarifies the application of SFAS No. 157 in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  The guidance of FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  FSP FAS No. 157-4 became effective for TVA as of April 1, 2009.  The implementation of FSP FAS 157-4 is not expected to have a material impact on TVA’s financial position, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance of this FSP is effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of the FSP is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this FSP became effective for TVA as of April 1, 2009.

Corporate Governance

The TVA Board has elected Director Mike Duncan as Chairman.  He will begin serving in this capacity after Director Bill Sansom’s term as Chairman ends on May 18, 2009.

Although the term of Director Sansom is set to end on May 18, 2009, he is authorized to remain as director until the date on which a successor takes office or the end of the current session of Congress, whichever is earlier.

In a letter dated April 9, 2009, Director Don DePriest informed the President of the United States that he had resigned from his position as a Director of the TVA Board effective as of the preceding day.

Legislative and Regulatory Matters

President’s Budget

The President’s proposed budget for 2010 does not contain any requests for appropriations for TVA.

Proposed Legislation and Regulation

        On January 14, 2009, Representative Nick Rahall from West Virginia introduced a bill (H.R. 493), which would direct the Secretary of the Interior to promulgate regulations concerning the storage and disposal of coal ash.  This bill draws on the regulatory model for impoundments that is used for coal slurry management under the Surface Mining Control and Reclamation Act of 1977.  TVA understands that, at this time, further action on this bill has been postponed awaiting potential regulatory action by the EPA.  Additional regulatory and legislative proposals to regulate coal ash ponds are possible.

On February 4, 2009, Congressman Edward Markey introduced a bill (H.R. 890) to establish a Federal Renewable Energy Standard (“RES”), under which covered retail electric utilities would be required to meet a qualifying renewable energy percentage of 25 percent by calendar year 2025.  As presently drafted, the bill would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.  In addition, on February 12, 2009, Senator Tom Udall introduced an RES bill (S. 433) with somewhat less stringent requirements, which presently would not apply to TVA or distributors of TVA power.  Furthermore, Chairman Jeff Bingaman of the Senate Energy and Natural Resources Committee and Chairman Henry Waxman of the House Energy and Commerce Committee have both circulated discussion drafts of somewhat differing RES proposals, both of which would apply to TVA and the larger distributors of TVA power.

The White House has stated that it hopes Congress will pass legislation establishing a broad greenhouse-gas policy before the end of calendar year 2009.  While TVA cannot reasonably anticipate what such legislation or policy might be, it is possible that greenhouse-gases could be regulated in such a way as to require TVA to make additional capital expenditures, increase TVA’s operating and maintenance costs, and/or change the way it carries out its activities.

On April 24, 2009, the EPA published a proposal with two distinct findings regarding greenhouse gases under the Clean Air Act.  The EPA is proposing to find that the current and projected concentrations of six key greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations.  This is referred to as the endangerment finding.  The Administrator is further proposing to find that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of the key greenhouse gases and hence to the threat of climate change.  This is referred to as the cause or contribute finding.  If the EPA proposals becomes final these findings would allow regulation of carbon dioxide (“CO2”) and other greenhouse gases under the Clean Air Act and would require EPA to issue emissions limits for greenhouse gases from automobiles and light trucks.  The endangerment finding is similar to findings that trigger regulation of other sources, including stationary sources such as electricity generating facilities, and could lead to regulation of greenhouse gas emissions from electric generating facilities and other sources.

        For a discussion of additional environmental legislation and regulation, see Challenges During 2009 - Renewables and Clean Energy and Environmental Matters.

           TVA cannot predict with any accuracy whether the initiatives discussed above will become law in the future and, if so, in what form and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors in the Annual Report and Part II, Item 1A, Risk Factors in this Quarterly Report.

Environmental Matters

Air Quality Control Developments

             A federal appeals court on December 23, 2008, temporarily reinstated the EPA’s Clean Air Interstate Rule (“CAIR”) that would require 28 mostly eastern states – including those where TVA operates – to reduce emissions of
SO2, nitrogen oxides (“NOx”) and particulate matter.  The reinstatement will allow the EPA to rewrite the cap-and-trade portion of the rule to fix the flaws, in accordance with the court’s July decision in North Carolina v. EPA that vacated the cap-and-trade regulation.  The court declined to set a deadline for the EPA to rewrite the rule.  As discussed in the Annual Report, TVA plans to continue its previously announced emissions reduction program.
These plans were established based on the CAIR rule.

     On December 22, 2008, the EPA designated areas throughout the U.S. as "non-attainment" and "unclassifiable/attainment" for the 24-hour national ambient air quality standard for fine particulate matter (“PM2.5”). Two hundred eleven counties or parts of counties were designated as non-attainment based on the recommendations provided by states and tribes, as well as additional supporting information provided by states, tribes, and the public.  In the Tennessee Valley region, McCracken County and a portion of Muhlenberg County in Kentucky were designated as non-attainment.  TVA operates coal-fired generating plants in both of these counties.  In Tennessee, Montgomery, Knox, Loudon, Anderson, and Blount counties, as well as portions of Humphreys, Stewart, and Roane counties around TVA’s generating plants, were also designated as non-attainment.  When final non-attainment designations become effective, likely in mid 2009, state and local governments will be required to take steps to control fine particle pollution in non-attainment areas.  Those steps may include stricter controls on industrial facilities, including TVA’s generating plants, and additional planning requirements for transportation-related sources.  States must submit their plans to the EPA within three years after the EPA makes final designations or by mid 2012.  Areas are required to attain the standard by 2014.  The EPA may grant attainment date extensions for up to five additional years in areas with more severe PM2.5 problems as well as in areas where emission control measures are not available or feasible.

    In December 2008, TVA completed construction and began operation of the flue gas desulphurization system or “scrubber” at the Bull Run Fossil Plant (“Bull Run”).  Bull Run is a single-unit plant with a capacity of 870 megawatts located near Oak Ridge, Tennessee.  This state-of-the-art control system removes more than 90 percent of the plant’s SO2 emissions, and is one of the actions required by the court in its decision in the lawsuit brought by the State of North Carolina against TVA.  See Note 18 — Case Brought by North Carolina Alleging Public Nuisance.

Water Quality Control Developments

    As reported in the Annual Report, the U.S. Supreme Court granted a petition filed by the Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC for review of the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) remand of the EPA’s Phase II Rule for cooling water intakes.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  The Court limited its review to one issue: “Whether Section 316(b) of the CWA authorizes the EPA to compare costs with benefits in determining the ’best technology available for minimizing adverse environmental impact' at cooling water intake structures.”  The Department of Justice and industry petitioners defended the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived.  On April 1, 2009, the Supreme Court in Entergy Corp. v. Riverkeeper, Inc, agreed with the industry petitioners and ruled that the EPA can compare costs with benefits to determine the technology that must be used at cooling water intake structures.  This decision overturns the Second Circuit ruling that federal clean water law does not permit the EPA to consider the cost-benefit relationship in deciding the best technology available to minimize adverse environmental impact.  The matter now goes back to the Second Circuit for further proceedings.

Hazardous Substances

    General Waste Products, a facility located in Evansville, Indiana, was a scrap metal salvage yard that operated from the 1930s until 1998.  The original defendants in a CERCLA action have filed a third party complaint against TVA and others seeking cost contribution for cleanup of contamination from lead batteries and PCB transformers at the facility.  There is evidence that TVA sent scrap metal to the facility, but TVA has not found any records indicating that it sent batteries or PCB equipment.  There are two cleanup sites at the facility.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  No allocation of shares of clean up costs has been made at this time, so TVA’s share of the costs is uncertain at this time.

Kingston Ash Spill — See Note 1.

Legal

    TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below which provide updates to the legal proceedings and claims discussed in the Annual Report.  In accordance with SFAS No. 5, “Accounting for Contingencies,” TVA had accrued approximately $17 million as of March 31, 2009, with respect to the proceedings described in its Annual Report as updated below, as well as approximately $4 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.  See Item 3, Legal Proceedings in the Annual Report.

    Legal Proceedings Related to Kingston Ash Pond Spill.  See Note 1.

    Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run Fossil Plant (“Bull Run”), Kingston, the John Sevier Fossil Plant (“John Sevier”), and the Widows Creek Fossil Plant (“Widows Creek”) constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

        •    The flue gas desulfurization system (“scrubbers”) and selective catalytic reduction systems(“SCRs”) currently operating at Bull Run be properly maintained and operated year round.

        •    The scrubbers under construction at Kingston be completed by December 31, 2010, and thatKingston’s scrubbers and SCRs be properly maintained and operated year-round.

•    Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31,2011.

•    TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and installscrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s Chief Executive Officer to make semi-annual reports to the court of TVA’s progress in complying with the order, beginning in July 2009.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s instructions with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers is nearly complete.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by December 31, 2011, when the previous schedule called for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  The court-ordered scrubbers and SCRs at Widows Creek Unit 1-6 were not in TVA’s previous Clean Air plan.  Advancing the construction schedule or taking additional actions will increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in fiscal years 2009 through 2014.  Of this amount, TVA was already planning to spend approximately $0.8 billion before the court issued its order.  There could be other cost impacts, including fuel, variable operation and maintenance (“O&M”), and fixed O&M, and those costs are under evaluation.

On January 28, 2009, TVA asked the court to clarify one aspect of its order dealing with the schedule at John Sevier.  On April 2, 2009, the court denied TVA’s request, thus leaving the court’s schedule of John Sevier in place.  TVA is currently reviewing the decision and considering its options.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated Clean Air Act (“CAA”) opacity limits applicable to Colbert Fossil Plant (“Colbert”) between July 1, 1997, and June 30, 2002.  The plaintiffs seek a court order that could require TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  The district court dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained the EPA’s approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six minute intervals), at various times between January 3, 2000 and September 30, 2002.  The EPA has since approved the rule, which is being challenged in separate litigation before the Eleventh Circuit.  On January 6, 2009, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.  The EPA has agreed to reconsider the rule.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association, Inc. (“NPCA”), and the Sierra Club, Inc. (“Sierra Club”) filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the new source review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run, a coal-fired electric generating facility located in Anderson County, Tennessee.  Trial was scheduled for September 2, 2008, but the trial was postponed, and the district court instead heard oral arguments on the parties’ motions for summary judgment on that date.  The trial has been reset for June 1, 2009.  TVA is already installing or has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required
TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  AREVA subsequently claimed it was entitled to $48 million.  Trial on the question of liability was scheduled to begin on September 22, 2008, but was postponed.  On February 12, 2009, the TVA Board approved a settlement agreement between TVA and AREVA.  The settlement provides that TVA will pay AREVA $18 million in six annual installments of $3 million, ending in 2013.  If AREVA, or any affiliate, performs work for TVA during this period and the invoiced amount is $20 million or more above amounts set forth in the agreement, TVA’s annual payment will be reduced by $1 million for each such $20 million.  The case was dismissed on February 17, 2009.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.

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

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by the Bellefonte Efficiency and Sustainability Team, the Blue Ridge Environmental Defense League, and the Southern Alliance for Clean Energy.  The petition raised 19 potential contentions with respect to TVA’s COLA.  Both TVA and the NRC staff opposed the admission of the petitioners’ proposed contentions, and, thus the admission of the petitioners as parties to the proceeding as well.  Additionally, TVA opposed the admission of one of the petitioners to the proceeding on the grounds that it lacked standing.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  In February 2009, the NRC dismissed the contentions related to low-level radioactive waste.  A hearing on the remaining contentions will be conducted in the future.  Other COLA applicants have received similar petitions raising similar potential contentions.

The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s New Source Review (“NSR”) enforcement initiative.  TVA has responded to this request.  The EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

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

        Litigation with Potential Impact on TVA

    Case Involving North Carolina’s Petition to the EPA.  In 2005, North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements on SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule remedies the problem.  In June 2006, North Carolina filed a petition for review of the EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of the EPA’s decision to deny North Carolina’s Section 126 petition.

    Case Involving Blue Ridge Environmental Defense League (“BREDL”) Petition to Federal Court of Appeals.  In August 2008, TVA asked the NRC to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9, 2009, NRC issued an order to TVA reinstating the construction permits for Bellefonte Units 1 and 2 and returning the plant to a terminated status.  On March 30, 2009, BREDL filed a petition in the United States Court of Appeals for the District of Columbia Circuit asking the court to review NRC's decision to reinstate the construction permits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

    An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness and the design of TVA’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the Annual Report and Notes 1 and 18 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Litigation with Potential Impact on TVA in this Quarterly Report for a discussion of legal proceedings affecting TVA.

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
may require TVA to make additional capital expenditures, increase TVA’s operating and maintenance costs, or lead to TVA’s retiring certain facilities.

Operational  Risk

•	Laws and regulations impacting containment ponds at TVA’s plants may negatively affect
TVA’s operations. There is a risk that TVA could be required to phase out the use of, or make significant changes to, surface impoundments for coal combustion by-products at existing fossil plants.
Any such development could require TVA to incur significant capital expenditures to redesign its existing surface impoundments to include items such as composite liners, leachate collection systems, and groundwater monitoring systems, and could also increase TVA’s maintenance costs or even lead to
TVA’s retiring certain facilities.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A, as a Lender, and the Other Lenders Party Thereto
10.2*	Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A, as a Lender, and the Other Lenders Party Thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

*   The schedules have been omitted from the Spring Maturity Credit Agreement and the Fall Maturity Credit Agreement.  TVA     hereby undertakes to furnish supplementally copies of the omitted      schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Date: May 1, 2009                                                                                                  TENNESSEE VALLEY AUTHORITY
                            (Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A, as a Lender, and the Other Lenders Party Thereto
10.2*	Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A, as a Lender, and the Other Lenders Party Thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

*   The schedules have been omitted from the Spring Maturity Credit Agreement and the Fall Maturity Credit Agreement.  TVA hereby undertakes to furnish supplementally copies of the omitted schedules upon request by the Securities and Exchange Commission.