Form 10-Q
period 2009-07-31
Tennessee Valley Authority
filed 2009-07-31
CIK 1376986

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
The following terms or acronyms frequently used in this Form 10-Q are defined below:

Term or Acronym	Definition
ADEM	Alabama Department of Environmental Management
ART	Asset Retirement Trust
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal Combustion Products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
COLA	Combined License Application
CVA	Credit Valuation Adjustment
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel Cost Adjustment
FTP	Financial Trading Program
GAAP	Accounting Principles Generally Accepted in the United States of America
GWh	Gigawatt hour(s)
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MtM	Mark to market
MW	Megawatt
Moody’s	Moody’s Investors Service rating agency
mmBtu	Million British thermal unit(s)
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PCB	Polychlorinated biphenyls
REIT	Real Estate Investment Trust
RFP	Request for Proposal
SCR	Selective Catalytic Reduction Systems
SERP	Supplemental Executive Retirement Plan
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
S&P	Standard & Poor’s rating agency
TDEC	Tennessee Department of Environment and Conservation

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

Although TVA believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•	New or changed laws, regulations, and administrative orders, including environmental laws;
•	Unplanned contributions to TVA’s pension or other postretirement benefit plans or to TVA’s nuclear decommissioning trust (“NDT”);
•
Significant delays or cost overruns associated with the cleanup and recovery activities associated with the ash spill at TVA’s Kingston Fossil Plant (“Kingston”) or in construction of generation and transmission assets;

•	Fines, penalties, and settlements associated with the Kingston ash spill;
•	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
•	Significant changes in demand for electricity;
•	Loss of customers;
•	The performance or failure of TVA’s generation, transmission, and related assets (including facilities such as ash ponds);
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility;
•	Events at transmission lines and other facilities not operated by TVA, including those that affect the supply of water to TVA’s generation facilities;
•	Inability to obtain regulatory approval for the construction of generation assets;
•	Weather conditions;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•	Catastrophic events such as fires, earthquakes, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;
•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, construction materials, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates;
•	Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Changes in the market for TVA’s debt or limitations on TVA’s ability to borrow money;
•	Changes and volatility in the economy and financial markets;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards including any change that would eliminate TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining skilled workers;
•	Changes in technology;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred; and
•	Unforeseeable events.

Additionally, other risks that may cause actual results to differ materially from the predicted results are set forth in Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“Annual Report”) and in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and Part II, Item 1A, Risk Factors, in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

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

Notes

References to “Notes” are to the Notes to Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available on TVA's web site, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.  In addition, the public may read and copy any reports or other information that TVA files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
Statements of Operations (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,201	$2,125	$7,279	$6,110
Industries directly served	306	361	1,110	1,135
Federal agencies and other	31	31	101	89
Other revenue	28	35	86	96
Total operating revenues	2,566	2,552	8,576	7,430

Operating expenses
Fuel and purchased power	1,043	1,013	3,658	2,908
Operating and maintenance	599	582	1,775	1,721
Depreciation, amortization, and accretion	397	394	1,191	1,176
Tax equivalents	128	122	413	359
Environmental clean up costs — Kingston ash spill (Note 1)	258	—	933	—
Total operating expenses	2,425	2,111	7,970	6,164

Operating income	141	441	606	1,266

Other income, net	2	7	13	8

Interest expense
Interest on debt and leaseback obligations	316	347	971	1,028
Amortization of debt discount, issue, and reacquisition cost, net	5	5	15	15
Allowance for funds used during construction and nuclear fuel expenditures	(11)	(4)	(28)	(12)
Net interest expense	310	348	958	1,031

Net (loss) income	$(167)	$100	$(339)	$243
The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
Balance Sheets
(in millions)

	June 30 2009	September 30 2008
ASSETS
Current assets	(Unaudited)
Cash and cash equivalents	$201	$213
Restricted cash and investments	—	106
Accounts receivable, net	1,246	1,405
Inventories and other, net	1,032	779
Total current assets	2,479	2,503

Property, plant, and equipment
Completed plant	40,753	40,079
Less accumulated depreciation	(17,800)	(16,983)
Net completed plant	22,953	23,096
Construction in progress	2,416	1,892
Nuclear fuel and capital leases	957	791
Total property, plant, and equipment, net	26,326	25,779

Investment funds	820	956

Regulatory and other long-term assets
Deferred nuclear generating units	2,445	2,738
Other regulatory assets	4,774	4,166
Subtotal	7,219	6,904
Other long-term assets	249	995
Total regulatory and other long-term assets	7,468	7,899

Total assets	$37,093	$37,137

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$2,031	$1,333
Environmental clean up costs – Kingston ash spill (Note 1)	350	—
Collateral funds held	—	103
Accrued interest	290	441
Current portion of leaseback obligations	458	54
Current portion of energy prepayment obligations	105	106
Short-term debt, net	1,293	185
Current maturities of long-term debt	8	2,030
Total current liabilities	4,535	4,252

Long-term liabilities
Other long-term liabilities	3,995	3,514
Regulatory liabilities	289	860
Environmental clean up costs – Kingston ash spill (Note 1)	440	—
Asset retirement obligations	2,415	2,318
Leaseback obligations	942	1,299
Energy prepayment obligations	848	927
Total long-term liabilities	8,929	8,918

Long-term debt, net	20,455	20,404

Total liabilities	33,919	33,574

Proprietary capital
Appropriation investment	4,708	4,723
Retained earnings	2,227	2,571
Accumulated other comprehensive loss	(62)	(37)
Accumulated net expense of nonpower programs	(3,699)	(3,694)
Total proprietary capital	3,174	3,563

Total liabilities and proprietary capital	$37,093	$37,137

The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30
(in millions)

	2009	2008

Cash flows from operating activities
Net (loss) income	$(339)	$243
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,206	1,191
Nuclear refueling outage amortization	91	77
Amortization of nuclear fuel	155	136
Non-cash retirement benefit expense	105	106
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	778	12
Environmental clean up costs - Kingston ash spill	790	—
Changes in current assets and liabilities
Accounts receivable, net	151	96
Inventories and other, net	(284)	(94)
Accounts payable and accrued liabilities	59	(53)
Accrued interest	(151)	(95)
Pension contributions	—	(56)
Refueling outage costs	(113)	(145)
Other, net	45	72
Net cash provided by operating activities	2,414	1,411

Cash flows from investing activities
Construction expenditures	(1,286)	(1,552)
Nuclear fuel expenditures	(338)	(253)
Change in restricted cash and investments	(17)	10
Proceeds of investments, net	4	3
Loans and other receivables
Advances	(10)	(6)
Repayments	9	9
Other, net	1	1
Net cash used in investing activities	(1,637)	(1,788)

Cash flows from financing activities
Long-term debt
Issues	734	2,105
Redemptions and repurchases	(2,626)	(539)
Short-term debt issues (redemptions), net	1,108	(966)
Proceeds from sale/leaseback financing	95	—
Payments on leases and leaseback financing	(60)	(34)
Payments on equipment financing	(7)	(7)
Financing costs, net	(7)	(17)
Payments to U.S. Treasury	(25)	(30)
Other, net	(1)	──
Net cash (used) provided by financing activities	(789)	512

Net change in cash and cash equivalents	(12)	135
Cash and cash equivalents at beginning of period	213	165

Cash and cash equivalents at end of period	$201	$300
The accompanying Notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
Statements of Changes in Proprietary Capital (Unaudited)
(in millions)

For the Three Months Ended June 30, 2009 and 2008

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at March 31, 2008 (Unaudited)	$4,733	$1,900	$(67)	$(3,687)	$2,879
Net income (loss)	—	104	—	(4)	100	$100
Return on Power Facility Appropriation Investment	—	(5)	—	—	(5)	—
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)	—

Balance at June 30, 2008 (Unaudited)	$4,728	$1,999	$(67)	$(3,691)	$2,969	$100

Balance at March 31, 2009 (Unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257
Net (loss)	—	(166)	—	(1)	(167)	$(167)
Return on Power Facility Appropriation Investment	—	(3)	—	—	(3)	—
Accumulated other comprehensive income	—	—	92	—	92	92
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)	—

Balance at June 30, 2009 (Unaudited)	$4,708	$2,227	$(62)	$(3,699)	$3,174	$(75)
The accompanying Notes are an integral part of these financial statements.

For the Nine Months Ended June 30, 2009 and 2008

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2007	$4,743	$1,763	$(19)	$(3,683)	$2,804
Net (loss)	—	251	—	(8)	243	$243
Return on Power Facility Appropriation Investment	—	(15)	—	—	(15)	—
Accumulated other comprehensive loss	—	—	(48)	—	(48)	(48)
Return of Power Facility Appropriation Investment	(15)	—	—	—	(15)	—

Balance at June 30, 2008 (Unaudited)	$4,728	$1,999	$(67)	$(3,691)	$2,969	$195

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net (loss)	—	(334)	—	(5)	(339)	$(339)
Return on Power Facility Appropriation Investment	—	(10)	—	—	(10)	—
Accumulated other comprehensive loss	—	—	(25)	—	(25)	(25)
Return of Power Facility Appropriation Investment	(15)	—	—	—	(15)	—

Balance at June 30, 2009 (Unaudited)	$4,708	$2,227	$(62)	$(3,699)	$3,174	$(364)
The accompanying Notes are an integral part of these financial statements.

Notes to Financial Statements (Unaudited)
(Dollars in millions except where noted)

1.  Kingston Fossil Plant Ash Spill

The Event.  On December 22, 2008, a dike failed at Kingston, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA.  Only eight acres of property not managed by TVA was directly impacted by the ash.  Fly ash is a by-product of a coal-fired plant.  At Kingston, fly ash is placed in wet ash containment areas.  The involved containment area covered approximately 84 acres.  The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

To determine the cause of the event, TVA retained AECOM to perform a root-cause analysis.  On June 25, 2009, the findings and analysis of a six-month AECOM study on the root cause was released.  The report indicates that a combination of the high water content of the wet ash, the increasing height of ash, the construction of the sloping dikes over the wet ash, and the existence of an unusual bottom layer of ash and silt were among the long-evolving conditions that caused the ash spill.

At a July 21, 2009 public meeting, the TVA Board received a report from McKenna Long & Aldridge LLP (“MLA”), a law firm retained by the TVA Board on January 9, 2009, to conduct an independent examination of the facts surrounding the Kingston ash spill and its implications for TVA’s systems, controls, and culture.  The MLA report identified several problem areas with TVA’s practices and procedures concerning impoundments at fossil plants, including inappropriate and insufficient organizational structures and institutional controls for overseeing the impoundments.

At its July 21, 2009 meeting, the TVA Board approved a resolution in which it directed the Chief Executive Officer (“CEO”) and senior management to:

•
Present by August 20, 2009, a formal Fossil Remediation Plan, covering not only the Kingston cleanup but all other fossil ponds and including all mitigation plans or remediation actions that are in process,

•
Present by August 20, 2009, a remediation plan to eliminate identified deficiencies in systems, standards, and controls and to further a culture of accountability in order to earn and maintain public trust,

•
Present an Enterprise Risk Management System plan designed to identify top financial and non-financial risks, and inform the TVA Board in a timely manner of those risks along with appropriate responses for management,

•
Present to the TVA Board a plan to review the compliance functions for the areas of environment, health, and safety, and to incorporate best practices into TVA’s Enterprise Risk Management System to ensure design functions, operational procedures, and maintenance practices do not allow risks to go undetected such as occurred at Kingston,

•
Establish a Compliance and Performance Assessment group, as a complement to the TVA Inspector General’s audit function, to provide senior management and the TVA Board with assessments of compliance and performance of TVA’s programs, activities, and functions relative to best practices or established standards, and

•
Institute a situation alert process which utilizes state-of-the-art communication technologies to inform the CEO, his direct reports, and certain other key employees of incidents that could have a material impact on TVA.

On July 28, 2009, TVA’s Office of Inspector General (“OIG”) publicly released a July 23, 2009 report about the Kingston ash spill root cause study and TVA’s ash management practices.  This report included the following observations:

•	TVA failed to review its management practices in light of the ash spill and to publicly disclose any such practices that might have contributed to the incident.

•	TVA narrowed the scope of AECOM’s investigation in such a way as to limit potential exposure to liability for the ash spill.

•
TVA failed to make recommended safety modifications that could possibly have prevented the ash spill after being informed of concerns about the stability of the ponds by both TVA employees and outside consultants.

•
Marshall Miller & Associates, Inc., an engineering consultant hired by the OIG, concluded that AECOM’s report overemphasized the significance of the thin discontinuous, soft foundation layer as a cause of the Kingston ash spill.

•
Despite internal knowledge of risks associated with ash ponds, TVA’s formal Enterprise Risk Management process had not identified ash management as a risk.  In addition, TVA decided not to place ash ponds under its Dam Safety Program, which would have required substantially more rigorous inspections and engineering.

•	Attitudes and conditions at TVA’s fossil plants that emanate from a legacy culture impacted the way TVA handled coal ash.

Response and Cleanup.  Cleanup and recovery efforts are being conducted with federal and state agencies.  TVA is carrying out environmental response actions for the Kingston ash spill in accordance with CERCLA and to take such actions as necessary to protect the public health and welfare consistent with the National Contingency Plan.  Applying CERCLA helps to ensure that response actions necessary to protect public health and welfare and the environment are carried out at Kingston.  CERCLA also provides a structured approach to community involvement in the cleanup.

On January 12, 2009, TDEC issued an administrative order in connection with the Kingston ash spill.  The order is based on a finding of an emergency requiring immediate action to protect the public health, safety, or welfare, or the health of animals, fish, or aquatic life, or a public water supply, or recreational, commercial, industrial, agricultural, or other reasonable uses.  The order assesses no penalties, addressing just the corrective action for the emergency situation.  TDEC reserved the right to issue further orders.

On May 11, 2009, TVA and the EPA signed an Administrative Order and Agreement of Consent (“Order and Agreement”) under CERCLA.  Under the Order and Agreement, the EPA will oversee the cleanup, and TVA will reimburse the EPA for its oversight costs.  While TVA will retain its status as a lead federal agency, TVA's work will be subject to review and approval by the EPA, in consultation with TDEC.  Once the remediation of the ash spill is complete, TVA will be required to determine whether additional actions may be needed.  Under the Order and Agreement, ash removal is now broken into time-critical and non-time critical categories.  All the ash east of Dike 2 (i.e., in the Emory River) is time-critical, and the ash west of this dike is considered non time-critical.

On July 2, 2009, following the EPA’s formal approval of the disposal plan, TVA began transporting by rail ash dredged from the Emory River to the Arrowhead Landfill in Perry County, Alabama.  Because additional dredging capacity is expected to significantly increase the rate of ash removal from the Emory River by the end of July 2009, TVA is continuing to explore and assess other permanent disposal options in addition to the Arrowhead Landfill.

The EPA and TDEC are working collaboratively in their oversight of cleanup activities to help ensure that reviews and approvals by the two regulatory agencies will be conducted in an appropriate manner.  Also, the EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act (“CWA”) and have requested that TVA provide duplicate copies of all plans, reports, work proposals, and other submittals to the EPA and TDEC simultaneously.

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

Both municipal drinking water and the water sampled from private groundwater wells continue to meet the state standards for drinking water.  The City of Kingston has also conducted tests on utility drinking water with the same results.

To date, all measurements of particulates in the air collected by TVA’s contractors have been within the National Ambient Air Quality Standards for Particulate Matter.  TDEC is also conducting air monitoring at the site, and the EPA is auditing some of TVA’s monitors with co-located monitors.

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

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation.  Seven lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee.  See Note 18 – Legal Proceedings Related to Kingston Ash Pond Spill.

Financial Impact.  TVA has recognized a charge of $933 million for the nine months ended June 30, 2009, in connection with the current expected cleanup costs related to the event.  Costs incurred through June 30, 2009, totaled $143 million.  The $933 million expense currently includes, among other things, a reasonable estimate of costs to contain the cenospheres, perform sampling and analysis, construct the weir and dike, and remove an estimated six million cubic yards of ash and other material.  If the actual amount of ash removed is more or less than the estimate, the expense could change significantly as this is the largest cost component of the estimate.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which is still in development by TVA and by regulatory authorities.

TVA increased initial estimates by $150 million during the three months ended March 31, 2009, and by $258 million during the three months ended June 30, 2009.  TVA has revised the estimate because it obtained better information as the work progressed.  The latest revised estimate reflects an increase in the number of cubic yards of ash that will need to be transported offsite versus what could be stored on site, which added approximately $105 million to the estimate.  For the third quarter, the estimate includes $80 million of the items that were not deemed estimable in previous quarters.  These items include, among other things, various settlements and certain costs of regulatory oversight and litigation support.  Additionally, the revised estimate reflects the evaluation of different modes of transportation, temporary storage costs, and additional work scope as the project becomes more defined.  As work progresses, TVA will continue to revise its estimates as more information is available.  TVA currently believes the recovery process will take several years.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s June 30, 2009, Balance Sheet.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or the low end of the range for each category has been accumulated to determine the total estimate.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.  This range could change significantly depending on whether new coal ash laws and regulations are implemented at the state or federal level.

Items not currently in the estimates above include future regulatory actions, litigation, fines or penalties that may be assessed, final remediation activities, or other settlements because TVA cannot estimate the costs associated with these items at this time.  Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

Fly Ash Storage.  At Kingston, fly ash is collected in wet ash ponds.  Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds.  The other five plants use a dry collection method.  TVA’s ash collection sites follow the permit requirements for the states in which they are constructed.  They are surrounded by dikes and incorporate drain systems and water runoff controls.  TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent third-party engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.

This third-party facility assessment is a multi-phased program to determine the overall stability and safety of all existing embankments associated with ash and gypsum storage facilities across TVA’s system.  The first phase of the evaluation is complete and involved a detailed inspection of all facilities using U.S. Army Corps of Engineers and dam safety criteria (where appropriate), a detailed documentation review, and a determination of any immediate actions necessary to reduce risks.  The second phase of the program includes geotechnical explorations, stability analysis, studies, and risk mitigation steps such as performance monitoring.  The second phase, which is ongoing, includes designing repairs, developing planning documents, obtaining the necessary permits, and implementing the lessons learned at Kingston at TVA’s other facilities.  As a part of this effort, an ongoing monitoring program with third-party oversight is being implemented, and TVA employees are receiving additional training in dam safety and monitoring.

As a result of the incident at Kingston and other recent non-TVA incidents involving coal combustion facilities, the EPA has committed to issue new federal regulations governing the management of CCP, including fly ash, by December 31, 2009.  Although the details remain to be determined, it is likely that the new regulations will contain specific and more detailed requirements for coal combustion facilities and will likely increase the cost of such facilities.  In addition, on May 21, 2009, the Governor of Tennessee signed into law a requirement that any new coal ash disposal facility, or any expansion of existing facilities used for coal ash disposal, have a liner and a final cap.

On July 16, 2009, TVA submitted to the EPA a preliminary reassessment of the potential hazard classifications of the coal combustion surface impoundments at TVA’s 11 active fossil plants and the closed Watts Bar Fossil Plant (“Watts Bar”).  The reassessed classifications were based on the Federal Guidelines for Dam Safety.  The classifications are designed to identify where the failure of an impoundment could result in loss of life or significant economic or environmental damage.  They do not consider the structural integrity of the facility or the possibility of whether a failure could occur.

        One or more impoundments at Bull Run Fossil Plant (“Bull Run”) and Cumberland Fossil Plant (“Cumberland”) in Tennessee and Colbert Fossil Plant (“Colbert”) and Widows Creek Fossil Plant (“Widows Creek”) in Alabama

were rated as “High,” which means that due to the location and volume of the impoundments’ contents, a failure could cause the loss of at least one life.  TVA will use the reassessment to prioritize its impoundment improvement work.

TVA is planning to change storage and disposal processes at some fossil plants, including changing from wet to dry ash storage and shutting down some storage impoundments.  To help appropriately prioritize and carry out this work, TVA has established a new organization within the Chief Operating Officer’s organization dedicated solely to operation and maintenance of the impoundments.  Previously, the operation and maintenance of impoundments were the individual responsibility of each plant manager.

TVA is currently working to reduce CCP storage risk by identifying options to expand the beneficial reuse of CCP, upgrading existing handling, storage, and disposal systems, and developing consistent CCP unit operating/maintenance processes and procedures.  TVA produces about 7 million tons of CCP each year, and, in 2008, TVA’s CCP marketing and utilization program diverted 40 percent of that production from disposal into beneficial reuse by selling fly ash, gypsum, bottom ash, and slag for use in manufactured products such as ready mix concrete, wallboard, concrete block, and roofing shingles.  New environmental regulations could benefit or hinder beneficial reuse.  If the cost of CCP disposal rises, beneficial reuse will become more attractive as a means of reducing disposal costs.  If new restrictions on the transportation of CCP raise its market price relative to competing materials, reuse is likely to decrease.

TVA is working with the Oak Ridge Associated Universities to develop and advertise a RFP for research, studies, and demonstrations related to alternative management methods (including beneficial reuse), characterization, and environmental effects of CCP.  TVA expects to accept proposals before the end of 2009.

In addition, TVA plans to design and construct a parking lot at Watts Bar in 2009 utilizing fly ash from a TVA fossil plant to demonstrate one of the beneficial uses of CCP, and plans to continue re-vegetation studies to identify alternate materials and optimum plantings that could be used for long-term cover of exposed ash piles, and short-term dust suppression controls.

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

Substantially all of TVA’s revenues and assets are attributable to the power program.  TVA provides power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky, and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and related properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to stewardship properties do not meet the criteria of an operating segment under GAAP.  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  See Note 12 for additional information.

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

In October 2008, FASB issued FSP FAS No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No.157-3”).  FSP FAS No.157-3 clarifies the application of SFAS No. 157 in a market that is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA upon its implementation of SFAS No. 157 on October 1, 2008.  This adoption of FSP FAS No. 157-3 did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  FSP FAS No. 157-4 clarifies the application of SFAS No. 157 in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  FSP FAS No. 157-4 became effective for TVA as of April 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance of this FSP is effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of the FSP is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this FSP became effective for TVA as of April 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 12 for related disclosures.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the statement, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”  This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also expands the required disclosures pertaining to an enterprise's involvement with variable interest entities (“VIEs”) and is intended to provide more transparent information related to that involvement.  The new disclosure requirements include additional information regarding consolidated VIEs, as well as a requirement for sponsors of a VIE to disclose certain information even if they do not hold a significant financial interest in the VIE.  The disclosure provisions of this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 15 for related disclosures.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The disclosure provisions of SFAS No. 161 became effective for TVA as of January 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 11 for related disclosures.

Subsequent Events.  In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and requirements for the period for which management must evaluate events and transactions subsequent to the balance sheet date for potential recognition or disclosure in its financial statements, the circumstances under which an entity should recognize such events and transactions, and the related disclosures.  SFAS No. 165 became effective for the three month period ending June 30, 2009.  The adoption of SFAS No. 165 changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 19 for related disclosures.

The following accounting standards have been issued, but as of June 30, 2009, were not effective and had not been adopted by TVA.

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

Noncontrolling Interests.  In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  SFAS No. 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. SFAS No. 160 also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  SFAS No. 160 will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 160 could impact the accounting for any noncontrolling interests acquired after the effective date of this pronouncement.

Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, FASB issued FSP FAS No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets:  1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the FSP on its disclosures in the financial statements.  The adoption of this FSP is not expected to materially impact TVA’s financial position, results of operations, or cash flows.

Transfers of Financial Assets.  In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  This statement eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other VIEs.  SFAS No. 166 changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  This statement also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  SFAS No. 166 will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA is currently evaluating the potential impact of the requirements of SFAS No. 166 on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Variable Interest Entities.  In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS No. 167”), which amends the consolidation guidance for VIEs.  SFAS No. 167 eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  SFAS No. 167 will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA is currently evaluating the potential impact of the requirements of SFAS No. 167 on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Accounting Standards Codification.  In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles to be applied by nongovernmental entities.  Filings to the SEC are made in accordance with GAAP.  Accordingly, even though TVA is a government agency, SFAS No. 168 will apply to TVA’s SEC filings.  All guidance contained in the Codification carries the same level of authority.  SFAS No. 168 will become effective for TVA beginning with its financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 may change certain financial statement disclosures but is not expected to materially impact TVA’s financial condition, results of operations, or cash flows.

3.  Restricted Cash and Investments

As of September 30, 2008, TVA had $106 million in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty.  Due to the changing economic environment and the terms of the swap agreement, previously posted funds were returned to the counterparty.  At June 30, 2009, TVA had no Restricted cash and investments on its Balance Sheet.

4.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At June 30, 2009	At September 30, 2008

Power receivables billed	$213	$357
Power receivables unbilled	992	1,000
Fuel cost adjustment – current	—	24
Total power receivables	1,205	1,381

Other receivables	43	26
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,246	$1,405

5.  Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  For materials and supplies inventory, a new average cost is computed after each transaction, while the average cost is computed monthly for fuel inventories.  Inventory issuances are priced at the latest moving weighted average unit cost.  At June 30, 2009, and September 30, 2008, TVA had $368 million and $347 million, respectively, in materials and supplies inventories and $593 million and $381 million, respectively, in fuel inventories.  The $212 million increase in fuel inventories is primarily due to a larger volume of coal on hand resulting from lower than planned demand for electricity during 2009.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of supply or material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $52 million and $47 million at June 30, 2009, and September 30, 2008, respectively.

Emission Allowances.  TVA has emission allowances for SO2 and NOx which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted.  Allowances granted to TVA by the EPA are recorded at zero cost.

6.  Cost-Based Regulation

           Regulatory assets are capitalized whenever it is determined that costs are probable of being recovered in rates in the future.  These regulatory assets are included in Deferred nuclear generating units and Other regulatory assets on the June 30, 2009 and September 30, 2008 Balance Sheets.  Regulatory liabilities include income that is deferred to future periods.  Components of Other regulatory assets and Regulatory liabilities are summarized in the table below.

Regulatory Assets and Liabilities
	At June 30, 2009	At September 30, 2008
Regulatory Assets:
Deferred other postretirement benefits costs	$148	$157
Deferred pension costs	2,144	2,120
Nuclear decommissioning costs	969	764
Non-nuclear decommissioning costs	352	349
Debt reacquisition costs	200	209
Unrealized losses relating to TVA’s Financial Trading Program	240	146
Unrealized losses on coal purchase contracts	123	—
Unrealized losses on certain swap and swaption contracts	395	226
Deferred outage costs	160	139
Deferred capital lease asset costs	43	52
Fuel cost adjustment receivable: long-term	—	4
Subtotal	4,774	4,166
Deferred nuclear generating units	2,445	2,738
Subtotal	7,219	6,904
Fuel cost adjustment receivable: short-term	—	24

Total	$7,219	$6,928

Regulatory Liabilities:
Unrealized gains on coal purchase contracts	$143	$813
Capital lease liabilities	31	47
Unrealized gains relating to TVA’s Financial Trading Program	21	—
Fuel cost adjustment liability: long-term	94	—
Subtotal	289	860
Reserve for future generation	67	70
Accrued tax equivalents related to fuel cost adjustment	82	40
Fuel cost adjustment liability: short-term*	656	—

Total	$1,094	$970
Note * The short-term portion of the FCA liability is included in Accounts payable and accrued liabilities on the balance sheet at June 30, 2009.

Fuel Cost Adjustment

The FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of June 30, 2009, TVA had recognized a short-term regulatory liability of $656 million and a long-term regulatory liability of $94 million related to the FCA.  These balances represent excess revenues collected to offset fuel and purchased power costs.  The excess revenue is driven by market commodity prices being lower than those forecasted.  At September 30, 2008, TVA had recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets
	At June 30, 2009	At September 30, 2008
Loans and long-term receivables, net	$84	$81
Currency swap assets	22	101
Coal contracts with volume options assets	143	813
Total other long-term assets	$249	$995

The decrease in value of the coal contracts with volume options is primarily due to the decline in market prices.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of estimated amounts due for postretirement and postemployment benefits and liabilities related to certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At June 30, 2009	At September 30, 2008
Currency swap liabilities	$25	$—
Swaption liability	530	416
Interest rate swap liabilities	248	195
Coal contracts with volume options liabilities	150	—
Postretirement and postemployment benefit obligations	2,878	2,736
Other long-term liability obligations	164	167
Total other long-term liabilities	$3,995	$3,514

Two of the currency swaps held as assets at September 30, 2008, became liabilities during 2009, due primarily to changes in exchange rates.  In addition, the swaption and interest rate swap liabilities increased during 2009 due primarily to a decrease in interest rates.

9.  Asset Retirement Obligations

During the third quarter of 2009, TVA’s total asset retirement obligation (“ARO”) liability increased $33 million due to accretion.  The nuclear accretion expense of $25 million and the $8 million of accretion expense related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCBs were deferred and charged to a regulatory asset.  However, as amounts approximately equal to the non-nuclear accretion and depreciation were collected in rates during 2009, non-nuclear accretion and depreciation were expensed.  During the third quarter of 2008, TVA’s total ARO liability increased $31 million due to accretion.  The nuclear accretion expense of $23 million was deferred and charged to a regulatory asset.  The remaining accretion expense of $8 million, related to coal-fired and gas/oil combustion turbine plants, asbestos, and PCBs, was expensed during the second quarter of 2008.  See the discussion of the change in accounting for non-nuclear decommissioning costs in the paragraph following the table below.

Reconciliation of Asset Retirement Obligation Liability
	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Balance at beginning of period	$2,382	$2,249	$2,318	$2,189

Nuclear accretion (recorded as a regulatory asset)	25	23	73	69
Non-nuclear accretion (recorded as expense)	8	8	24	22
	33	31	97	91

Balance at end of period	$2,415	$2,280	$2,415	$2,280

         Non-Nuclear Decommissioning Costs

In August 2008, the TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as allowed under GAAP.  These costs had previously been included in rates as the ARO was accreted and the asset was depreciated.  These costs did not previously meet the asset recognition criteria under the GAAP guidance in effect at the date the costs were incurred.  Because of the establishment of the ART and the approval of the funding of the costs for the ART in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria.  Therefore, all cumulative costs incurred since 2003, when the new accounting guidance was adopted, were recaptured as a regulatory asset as of September 30, 2008.

10.  Other Income, Net

Other income, net is comprised of the following:

Other Income, Net
	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Interest income	$2	$3	$7	$10
Gain (losses) on investments	2	(1)	(13)	(22)
External services	4	3	9	8
Claims settlement	—	—	4	8
Miscellaneous	(6)	2	6	4

Total other income, net	$2	$7	$13	$8

11.  Risk Management Activities and Derivative Transactions

TVA recognizes certain of its derivative instruments as either assets or liabilities on its balance sheet at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether the derivative instrument has been designated and qualifies for hedge accounting treatment and (2) if so, the type of hedge relationship (e.g., cash flow hedge).

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

Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of MtM Gain Recognized in Other Comprehensive Loss (“OCL”) Three Months Ended June 30		Amount of MtM (Loss) Recognized in OCL Nine Months Ended June 30
			2009	2008	2009	2008

Currency Swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCL and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$218	$4	$(105)	$(81)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange (Loss) Reclassified from OCL to Interest Expense Three Months Ended June 30 (a)		Amount of Exchange Gain Reclassified from OCL to Interest Expense Nine Months Ended June 30 (a)
	2009	2008	2009	2008

Currency Swaps	$(126)	$(4)	$80	$33
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 13.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended June 30 (a)		Amount of Gain (Loss) Recognized in Income on Derivatives Nine Months Ended June 30 (a)
			2009	2008	2009	2008
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—
Interest Rate Swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—	—	—
Coal Contracts with Volume Options	To protect against fluctuations in market prices of purchased coal (price risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time they are recognized in fuel and purchased power expense. Settlement fees associated with early contract terminations are recognized in fuel and purchased power expense in the period incurred.	(27)	—	(27)	—
Commodity Derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (price risk)	Realized gains and losses are recorded in earnings as fuel and purchased power expense. Unrealized gains and losses are recorded as a regulatory asset/liability.	(132)	40	(289)	35

Note
(a) All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine month periods. See Note 6.

TVA has recorded the following amounts for its derivative financial instruments described in the tables above:

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At June 30, 2009		At September 30, 2008

Derivatives in Cash Flow Hedging Relationship:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(18)	Other long-term liabilities	$2	Other long-term assets
£250 million Sterling	22	Other long-term assets	72	Other long-term assets
£150 million Sterling	(7)	Other long-term liabilities	27	Other long-term assets
Derivatives Not Receiving Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1 billion notional	$(530)	Other long-term liabilities	$(416)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(238)	Other long-term liabilities	(188)	Other long-term liabilities
$42 million notional	(10)	Other long-term liabilities	(7)	Other long-term liabilities
Coal contracts with volume options	(7)	Other long-term assets $143, Other long-term liabilities ($150)	813	Other long-term assets

Commodity derivatives under Financial Trading Program:
Margin cash account*	18	Inventories and other, net	25	Inventories and other, net
Unrealized losses, net	(219)	Other regulatory assets ($240), Regulatory liabilities $21	(146)	Other regulatory assets

Note
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the Financial Trading Program.
 Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Commodity Derivatives table below.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  At June 30, 2009, TVA had three outstanding currency swap contracts entered into during 2003, 2001, and 1999 to hedge TVA Bond issues with currency exposure of £150 million, £250 million, and £200 million, respectively.  The overall effective cost to TVA of these Bonds and the associated swaps was 4.96 percent, 6.59 percent, and 5.81 percent, respectively.  When the dollar strengthens against the British pound sterling, the exchange gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens, the exchange loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in Accumulated other comprehensive loss.  If any loss (gain) were to be incurred as a result of the early termination of the foreign currency swap contract, any resulting charge (income) would be amortized over the remaining life of the associated Bond as a component of interest expense.

Derivatives Not Receiving Hedge Accounting Treatment

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

In February 2004, the counterparty to the 2003B Swaption exercised its option to enter into an interest rate swap with TVA, effective April 10, 2004, requiring TVA to make fixed rate payments to the counterparty of 6.875 percent and the counterparty to make floating payments to TVA based on LIBOR.  These payments are based on the notional principal amount of $476 million and began on June 15, 2004.

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

For the three and nine months ended June 30, 2009, the changes in market value resulted in deferred unrealized gains (losses) on the value of interest rate swaps and swaptions of $380 million and $(169) million, respectively.  For the three and nine months ended June 30, 2008, the changes in market value resulted in deferred unrealized gains (losses) on the value of interest rate swaps and swaptions of $73 million and $(125) million, respectively.  All net deferred unrealized losses were reclassified as regulatory assets on the balance sheets.

Coal Contracts with Volume Options

TVA enters into certain coal supply contracts that require delivery of fixed quantities of coal (base tons) at fixed prices.  Certain coal contracts also contain options that permit TVA to either increase or reduce the amounts of coal delivered within specified guidelines.  Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis.

At June 30, 2009, and September 30, 2008, TVA’s coal contracts which contained volume optionality had approximate net market values of $20 million and $813 million, respectively, which TVA deferred as regulatory assets and liabilities.  TVA will continue to defer all unrealized gains or losses related to the exercise of these options and record only realized gains or losses as fossil fuel expense at the time the coal is consumed.  The decrease in the value of coal contracts with volume options is primarily a result of the decline in the market price for coal and roll-off or settlement of contracted volumes from September 30, 2008, to June 30, 2009.  The $(7) million net market value of TVA’s coal contracts at June 30, 2009, also includes a $27 million expected net settlement expense related to the early termination of two coal supply contracts subsequent to June 30, 2009.

	Coal Contracts with Volume Options
	At June 30, 2009			At September 30, 2008
	Number of Contracts	Notional Amount (in Tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in Tons)	Fair Value (MtM) (in millions)

Coal Contracts with Volume Options	10	36 million	$(7)	10	37 million	$813

Commodity Derivatives Under Financial Trading Program

In 2005, the TVA Board approved a Financial Trading Program (“FTP”) under which TVA can purchase and sell swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices.  In 2007, the TVA Board expanded the FTP, among other things, (1) to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s FCA calculation, such as ammonia and limestone, as well as the price of natural gas and fuel oil, (2) to authorize the use of futures, swaps, options, and combinations of these instruments as long as these instruments are standard in the industry, (3) to authorize the use of the IntercontinentalExchange as well as the NYMEX to trade financial instruments, and (4) to increase the aggregate transaction limit to $130 million (based on one-day Value at Risk).  In 2009, the TVA Board further expanded the FTP to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of construction materials.  The maximum hedge volume for these transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  Under the FTP, TVA is prohibited from trading financial instruments for speculative purposes.

Commodity Derivatives Under Financial Trading Program
	At June 30, 2009		At September 30, 2008
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (in mmBtu)

Futures contracts
Fixed positions	—	$(7)	—	$—
Open positions at end of period	33,240,000	(44)	20,900,000	(12)
Net position at end of period	33,240,000	(51)	20,900,000	(12)

Swap contracts
Fixed positions	—	(57)	—	—
Open positions at end of period	121,552,500	(129)	70,510,000	(126)
Net position at end of period	121,552,500	(186)	70,510,000	(126)

Option contracts open at end of period	—	(1)	(1,600,000)	(8)

Natural gas financial positions at end of period, net	154,792,500	$(238)	89,810,000	$(146)

Fuel oil (in barrels)

Futures contracts open at end of period	386,000	$5	—	$—

Swap contracts open at end of period	950,000	14	—	—

Option contracts open at end of period	758,000	—	—	—

Fuel oil financial positions at end of period, net	2,094,000	$19	—	$—

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.

Natural Gas

At June 30, 2009, TVA had natural gas hedges with notional volumes equivalent to 154,792,500 (in mmBtu), the market value of which was a net loss of $238 million.  For the three and nine months ended June 30, 2009, TVA recognized realized losses on natural gas hedges of $132 million and $289 million, respectively.  For the three and nine months ended June 30, 2008, TVA recognized realized gains on natural gas hedges of $40 million and $35 million, respectively.  All realized losses (gains) were recorded as an increase (decrease) to purchased power expense.  The unrealized loss of $240 million and unrealized gain of $2 million at June 30, 2009, were deferred as a regulatory asset and regulatory liability, respectively.

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

Fuel Oil

At June 30, 2009, TVA had notional volumes of fuel oil hedges equivalent to 2,094,000 (in barrels), the market value of which was a gain of $19 million.  For the nine months ended June 30, 2009, TVA recognized realized losses on fuel oil hedges of $2 million.  There were no realized gains or losses on fuel oil hedges for the three months ended June 30, 2009.  All realized losses were recorded as an increase to fossil fuel expense.  The unrealized gain of $19 million at June 30, 2009, was deferred as a regulatory liability.

TVA did not have any fuel oil hedges as of September 30, 2008.

Other Derivative Instruments

Other Commodity Derivatives

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities including coal, natural gas, fuel oil, electricity, uranium, and construction commodities.  TVA expects to take or make delivery, as appropriate, under these forward contracts.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.  As of June 30, 2009, and September 30, 2008, TVA did not have derivative contracts related to the purchase of electricity, uranium, or construction commodities.

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, asset retirement obligations, and the SERP.  All securities in the funds are classified as trading.  See Note 12 for a discussion of the fund investment objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, and other instruments.  As of June 30, 2009, and September 30, 2008, the fair value of derivative instruments in these trusts was a liability of $2 million and $1 million, respectively.

Contingent Features

TVA’s interest rate swaps, two of its currency swaps, and its swaption contain provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  As of June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features in a liability position was $784 million.  TVA’s collateral obligation as of June 30, 2009, under these arrangements was $30 million, for which TVA has posted a $65 million letter of credit.  The letter of credit reduced the available balance in TVA’s $1.0 billion revolving credit facility that matures on May 12, 2010.  For all of its derivative instruments with credit-risk related contingent features:

•	If TVA remains a majority-owned U.S. government entity but S&P or Moody’s downgrades TVA’s credit rating to AA+/Aa1, TVA would be required to post an additional $390 million of collateral; and

•	If TVA ceases to be majority-owned by the U.S. government, its credit rating would likely change and TVA would be required to post additional collateral.

Concentration of Credit

Credit risk is the exposure to economic loss that would occur as a result of a counterparty’s nonperformance of its contractual obligations.  Where exposed to credit risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty on an ongoing basis, and employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.  The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Outstanding accounts receivable for the top six customers at June 30, 2009, were $462 million, or 37 percent of total outstanding accounts receivable, and at September 30, 2008, were $544 million, or 39 percent of total outstanding accounts receivable.

TVA is also exposed to credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of June 30, 2009, the swaption and all of TVA’s currency swaps, interest rates swaps, and commodity derivatives under the FTP were with counterparties whose credit rating per Moody’s was “A2” or higher.  As of June 30, 2009, 97 percent of the total coal tonnage associated with TVA’s coal contracts with volume options was with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information is unavailable, was “B2” or higher.  To help ensure the reliable supply of coal, TVA had coal contracts with 32 different suppliers at June 30, 2009.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, truck).

12.  Fair Value Measurements

Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in TVA’s principal market, or in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants.  TVA uses market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

Valuation Techniques

There are three main approaches to measuring the fair value of assets and liabilities:  1) the market approach; 2) the income approach; and 3) the cost approach.  The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts of income.  The cost approach is based on the amount that would currently be required to replace an asset.  TVA utilizes the market approach and the income approach in its fair value measurements.

The valuation techniques used to measure fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect TVA’s market assumptions.  These two types of inputs create the following fair value hierarchy:

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
Pricing inputs that are unobservable, or less observable, from objective sources.  Unobservable inputs are only to be used to the extent observable inputs are not available.  These inputs maintain the concept of an exit price from the perspective of a market participant and should reflect assumptions of other market participants.  An entity should consider all market participant assumptions that are available without unreasonable cost and effort.  These are given the lowest priority and are generally used in internally developed methodologies to generate management's best estimate of the fair value when no observable market data is available.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest.

Nonperformance Risk

The impact of nonperformance risk, which includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is a counterparty to currency swaps, a swaption, interest rate swaps, commodity contracts, and other derivatives which subject TVA to nonperformance risk.  Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of the reporting entity (for liabilities) and the counterparty (for assets), by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and the reporting entity’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody's for the years 1983-2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  All changes in fair value of assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s balance sheets and statements of changes in proprietary capital as of June 30, 2009.  There has been no impact to the statements of operations or the statements of cash flows related to these fair value measurements.

Investments

At June 30, 2009, TVA’s investment funds comprised $814 million of securities classified as trading and measured at fair value and $6 million of equity investments not required to be measured at fair value.  TVA holds trading securities in its NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of its nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense of the SERP.  The NDT and SERP are invested in securities generally designed to achieve a return in line with broad equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are comprised of multiple types of investments.  Most U.S. and international equities, Treasury inflation-protected securities, REITs, and cash securities and certain derivative instruments are exchange-traded and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are classified as Level 2 valuations.  These measurements are based on market and income approaches.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 11 – Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

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

Coal Contracts with Volume Options and Commodity Derivatives Under TVA’s Financial Trading Program

See Note 11 – Derivatives Not Receiving Hedge Accounting Treatment - Coal Contracts with Volume Options and Commodity Derivatives Under Financial Trading Program for a discussion of the nature and purpose of coal contracts with volume options and commodity derivatives under TVA’s Financial Trading Program.

Coal Contracts with Volume Options.  These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term market data from brokers, long-term price forecasts developed with the assistance of a third-party valuation service, and other internal estimates.  To value the option component of the contract, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.  The application of CVAs resulted in a decrease of $12 million in the fair value of applicable coal contracts in an asset position at June 30, 2009, and did not materially affect the fair value of applicable coal contracts in a liability position at June 30, 2009.

Commodity Derivatives Under Financial Trading Program.  These contracts are valued based on market approaches which utilize NYMEX quoted prices.  Contracts settled on the NYMEX (e.g., futures and options) are classified as Level 1 valuations.  Contracts where nonperformance risk exists outside of the exit price (e.g., swaps and over-the-counter options) are measured with the incorporation of CVAs and are classified as Level 2 valuations.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements as of Reporting Date
		Fair Value Measurements at Reporting Date Using
Assets		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	At June 30, 2009

Investments:
Equity securities	$64	$64	$—	$—
Debt securities-U.S. government corporations and agencies	127	127	—	—
Debt securities-U.S. government states, municipalities, and political subdivisions	1	—	1	—
Debt securities-foreign government	1	—	1	—
Corporate debt securities	149	—	149	—
Residential mortgage-backed securities	5	—	5	—
Commercial mortgage-backed securities	13	—	13	—
Collateralized debt obligations	1	—	1	—
Commingled funds*:
Equity security commingled funds	262	—	262	—
Debt security commingled funds	137	—	137	—
Foreign currency commingled funds	11	—	11	—
Other commingled funds	43	—	43	—
Currency swaps	22	—	22	—
Coal contracts with volume options	143	—	—	143
Commodity derivatives under FTP	21	5	16	—
Total	$1,000	$196	$661	$143

		Fair Value Measurements at Reporting Date Using
Liabilities		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	At June 30, 2009

Currency swaps	$25	$—	$25	$—
Interest rate swaps	248	—	248	—
Swaption	530	—	—	530
Coal contracts with volume options	150	—	—	150
Commodity derivatives under FTP	176	45	131	—
Total	$1,129	$45	$404	$680

Note
* Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio. Commingled funds exclusively composed of one class of security are classified in that category (e.g., equity, debt, or foreign currency securities). Commingled funds comprising multiple classes of securities are classified as “other commingled funds”.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended June 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30, 2009		For the Nine Months Ended June 30, 2009
	Coal contracts with Volume Options	Swaption	Coal contracts with Volume Options	Swaption
Balances at beginning of period	$152	$(773)	$813	$(416)
Total gains (losses) realized and unrealized
Unrealized gains (losses) deferred as regulatory liabilities (assets)	(132)	243	(793)	(114)
Unrealized losses related to expected net settlement fees included in fuel and purchased power expense	(27)	—	(27)	—
Balances at end of period	$(7)	$(530)	$(7)	$(530)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs.  Other than the expected net settlement expense, all unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

Other Financial Instruments Not Carried at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at June 30, 2009, and September 30, 2008, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at June 30, 2009, and September 30, 2008, were as follows:

Estimated Values of Financial Instruments
	At June 30, 2009		At September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$201	$201	$213	$213
Restricted cash and investments	—	—	106	106
Loans and other long-term receivables	84	77	81	81
Short-term debt, net	1,293	1,293	185	185
Long-term debt (including current portion), net	20,463	21,501	22,434	23,851

Because of the short-term maturity of cash and cash equivalents, restricted cash and investments, and short-term debt, net, the carrying amounts of these instruments approximate their fair values.

Fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date.

Fair values for loans and other long-term receivables are estimated by determining the present value of future cash flows using a discount rate equal to lending rates for similar loans made to borrowers with similar credit ratings and for similar remaining maturities, where applicable.

13.  Accumulated Other Comprehensive Loss

The decrease (increase) in Other comprehensive loss for the three and nine months ended June 30, 2009, and 2008, was due to unrealized gains (losses) related to mark-to-market valuation adjustments for certain derivative instruments.

Total Other Comprehensive Loss Activity
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2009	2008	2009	2008
Accumulated other comprehensive loss at beginning of period	$(154)	$(67)	$(37)	$(19)
Mark-to-market gain (loss) on currency swaps	218	4	(105)	(81)
Reclassification into expense to offset exchange gain (loss) on bonds	(126)	(4)	80	33
Accumulated other comprehensive loss at end of period	$(62)	$(67)	$(62)	$(67)

TVA records exchange rate gains and losses on debt in interest expense and marks its currency swaps to market through other comprehensive loss.  TVA then reclassifies an amount out of other comprehensive loss into interest expense, offsetting the earnings gain (loss) from recording the exchange gain (loss) on the debt.  These reclassifications, coupled with the recording of the exchange gain (loss) on the debt, had no impact on net income for the three and nine months ended June 30, 2009 and 2008.  Due to the number of variables affecting the future gains (losses) on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive loss to interest expense in future years.  See also Note 11 — Cash Flow Hedging Strategy for Currency Swaps.

14.  Debt Securities

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  Debt outstanding at June 30, 2009, and September 30, 2008, including translation gains (losses) of $59 million and $(138) million, respectively, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At June 30, 2009	At September 30, 2008
Short-term debt
Discount notes (net of discount)	$1,293	$185
Current maturities of long-term debt	8	2,030
Total short-term debt, net	1,301	2,215

Long-term debt
Long-term	20,653	20,603
Unamortized discount	(198)	(199)
Total long-term debt, net	20,455	20,404

Total outstanding debt	$21,756	$22,619

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2008, to June 30, 2009.

	Date	Amount	Interest Rate
Issuances:
electronotes®	First Quarter 2009	$39	5.04%
	Second Quarter 2009	89	3.88%
	Third Quarter 2009	115	4.46%
2009 Series A	February 2009	22	2.25%
2009 Series B	February 2009	469	3.77%
		$734

Redemptions/Maturities:
1998 Series G	First Quarter 2009	$2,000	5.38%

1999 Series A	Third Quarter 2009	25	5.17%
2009 Series A	Third Quarter 2009	1	2.25%
1998 Series D	Third Quarter 2009	20	5.46%
2009 Series B	Third Quarter 2009	19	3.77%

electronotes®	Second Quarter 2009	558	4.99%
	Third Quarter 2009	3	3.43%
		$2,626

On May 1, 2009, the interest rate on the 1999 Series A Putable Automatic Rate Reset Securities (“1999 Series A Bonds”) was reset from 5.174 percent to 4.50 percent.  In conjunction with the reset, $25 million of the entire principal amount of $298 million of 1999 Series A Bonds was redeemed by investors.  On June 1, 2009, the interest rate on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) was reset from 5.46 percent to 4.728 percent.  In conjunction with the reset, $20 million of the entire principal amount of $350 million of 1998 Series D Bonds was redeemed by investors.  The remaining outstanding principal balance of the 1998 Series D Bonds was reclassified from current maturities of long-term debt to long-term debt.

TVA’s $150 million note with the U.S. Treasury expired at the end of 2008.  In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at June 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1 billion facility that matures on November 9, 2009, and the other of which is a $1 billion facility that matures on May 12, 2010.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At June 30, 2009, there were $65 million of letters of credit issued under the facilities, and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.

15.  Variable Interest Entities

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership (“Choctaw”)) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 MWs, and the term of the agreement was 30 years.  TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw may lack the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine if TVA is required to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended June 30, 2009.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of June 30, 2009, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by S&P and Moody’s were BB and Ba3, respectively, with negative outlooks.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for as normal purchases and normal sales; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the three and nine months ended June 30, 2009, under the agreement amounted to $34 million and $86 million, respectively, and the remaining financial commitment under the agreement is $6.7 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary up to $5 million to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days after TVA draws on the letter of credit or TVA is relieved of its obligations under the purchase power agreement.  Because of the letter of credit and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of June 30, 2009.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

16.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, an unfunded postretirement health care plan that provides for non-vested contributions toward the cost of certain retirees’ medical coverage, and a SERP.

The following table provides the components of net periodic benefit cost for the plans for the three and nine months ended June 30, 2009, and 2008.

	TVA Benefit Plan
	Three Months Ended June 30				Nine Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$20	$28	$2	$1	$63	$83	$6	$4
Interest cost	145	131	9	7	436	392	27	21
Expected return on plan assets	(135)	(152)	—	—	(407)	(456)	—	—
Amortization of prior service cost	9	9	2	2	27	28	4	4
Recognized net actuarial loss	3	10	1	1	11	31	5	4
Net periodic benefit cost as actuarially determined	42	26	14	11	130	78	42	33
Amount capitalized due to actions of regulator	(21)	—	—	—	(62)	—	—	—
Net periodic benefit cost recognized	$21	$26	$14	$11	$68	$78	$42	$33

During the nine months ended June 30, 2009, TVA did not make contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $21 million and $17 million for other benefit costs during the nine months ended June 30, 2009, and 2008, respectively.  Amounts capitalized due to actions of regulator include amounts that have been deemed probable of recovery in future rates.

Financial markets have experienced significant uncertainty since September 30, 2008, due to deteriorating economic conditions, resulting in significantly lower market valuations for many investments held in the defined benefit pension plan.  Portfolio values declined from $6.2 billion at September 30, 2008, to $5.1 billion at June 30, 2009.  TVA does not expect to make additional contributions to the pension plans in 2009.

17.  Seven States Power Corporation Obligation

On September 30, 2008, Seven States Power Corporation (“SSPC”) exercised an option to purchase from TVA a portion of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility in Southaven, Mississippi formerly owned by Southaven Power.  SSPC bought this portion through its subsidiary, Seven States Southaven, LLC (“SSSL”).  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  On April 17, 2009, SSSL acquired an additional 20.31 percent interest in the facility for approximately $95 million, which increased its undivided ownership to 90 percent.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 30, 2010.

As part of the transaction, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on SSSL’s loan, with that amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  While TVA does not plan to liquidate the assets to cover the payments in the event of a buy-back, TVA believes its recourse in obtaining full interest in the assets is sufficient to cover its obligation.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of June 30, 2009, the carrying amount of the obligation was approximately $410 million.  TVA has recognized the buy-back obligation as a Current portion of leaseback obligations of $410 million on its June 30, 2009 Balance Sheet.

18.  Legal Proceedings

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below which provide updates to the legal proceedings and claims discussed in the Annual Report.  TVA had accrued approximately $15 million as of June 30, 2009, with respect to the proceedings described in its Annual Report as updated below, as well as approximately $1 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.  See Item 3, Legal Proceedings in the Annual Report.

Legal Proceedings Related to Kingston Ash Pond Spill.  Seven lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee at Knoxville.

•
Mays v. TVA (proposed class action).  The Mays plaintiff claims to be a riparian owner on the Clinch River portion of Watts Bar Reservoir downstream from Kingston; he has sued on behalf of himself and others similarly situated.  The plaintiff seeks to represent a class of persons defined as riparian owners downstream from Kingston on the Clinch River and Emory River portions of Watts Bar Reservoir.  The complaint asserts private nuisance and seeks compensatory damages.

•
Blanchard v. TVA (proposed class action).  The Blanchard plaintiffs are eight individuals who have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property or reside in a defined area near Kingston.  The plaintiffs allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Giltnane v. TVA (proposed class action).  The Giltnane plaintiffs are six individuals and a business who have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property, reside, or conduct business within a 25-mile radius of Kingston.  The plaintiffs allege causes of action based in tort - negligent trespass, intentional trespass, negligence, gross negligence, strict liability, nuisance, and negligence per se.  The plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Raymond v. TVA.  The Raymond plaintiffs are 26 owners of property in the area of Kingston.  The plaintiffs allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Auchard v. TVA.  The Auchard plaintiffs are 277 adults and minors who allegedly own property and/or reside in the vicinity of the Kingston ash spill.  The plaintiffs allege causes of action based in tort – public nuisance, statutory public nuisance, private nuisance, trespass, negligence, gross negligence, negligence per se, negligent infliction of emotional distress, intentional infliction of emotional distress, strict liability for ultra-hazardous activity, and increased risk of future harm.  The plaintiffs seek compensatory damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Scofield v. TVA.  The Scofield plaintiffs are 18 individuals and a farm business.  The plaintiffs assert causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Long v. TVA (proposed class action).  The Long plaintiffs are 43 individuals who own property and/or reside in the vicinity of Kingston or do business in the area; they have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of all similarly situated persons within a 10-mile radius of Kingston who have been injured in some way by the ash spill.  As to TVA, the plaintiffs assert causes of action based in tort law – negligence, gross negligence, recklessness, willful misconduct, wanton misconduct, negligence per se, trespass, nuisance, ultrahazardous activity, misrepresentation and/or fraud, medical monitoring, intentional infliction of emotional distress, and negligent infliction of emotional distress – and also assert NEPA claims under the Administrative Procedures Act.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.  The plaintiffs also named four TVA employees as defendants, alleging both state law torts and constitutional tort claims.

In response to the lawsuits, TVA has filed the following pending motions:

•	To dismiss all the tort claims on federal discretionary function grounds.

•	To dismiss all the inverse condemnation claims on the ground that the factual allegations are insufficient to state an inverse condemnation claim.

•
To dismiss all the punitive damages claims on the ground that such damages may not be recovered against TVA, a federal executive branch agency, because Congress has not expressly authorized such damages against TVA.

•	To dismiss all the jury demands against TVA because Congress has not provided a right to a jury trial against TVA in actions such as these.

•
To dismiss the NEPA claims in the Long case on the ground that the court is without jurisdiction to review TVA’s ongoing spill response activities because those activities are being conducted under CERCLA.

•
To dismiss the individual TVA employee defendants in the Long case because the state law claims are precluded by the Federal Employees Liability Reform and Tort Compensation Act of 1988, and the constitutional allegations are insufficient to state a Bivens cause of action.

TVA has received several notices of intent to sue under various environmental statutes from environmental groups and individuals.

As of June 30, 2009, TVA has acquired 121 tracts and paid approximately $61 million in connection with these acquisitions.  A portion of this amount has been recorded as property, plant, and equipment, and a portion has been charged to expense.  In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and it expects to receive additional claims.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run, Kingston, John Sevier Fossil Plant (“John Sevier”), and Widows Creek constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas scrubbers and SCRs currently operating at Bull Run be properly maintained and operated year round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRS be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s Chief Executive Officer (“CEO”) to make semi-annual reports to the court of TVA’s progress in complying with the order.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s requirements with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers has been completed.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by December 31, 2011, when the previous schedule called for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  The court-ordered scrubbers and SCRs at Widows Creek Unit 1-6 were not in TVA’s previous clean air plan.  Advancing the construction schedule or taking additional actions will likely increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in fiscal years 2009 through 2014.  Of this amount, TVA was already planning to spend approximately $0.6 billion before the court issued its order.  These costs represent the clean air capital costs for John Sevier and Widows Creek Units 1-6.  While Bull Run, Kingston, and Widows Creek Units 7-8 were named in the court order, the clean air controls required by the order for these units are already complete or near completion; accordingly, the order did not affect the capital costs for these units.  There could be other cost impacts, including fuel, variable operations and maintenance expense, and fixed operations and maintenance expense, and those costs are under evaluation.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit.  TVA also filed a motion requesting the district court to stay its injunction during the appeal process.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club, and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002.  The plaintiffs sought a court order that would have required TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  The district court initially dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained the EPA’s approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six minute intervals) at various times between January 3, 2000, and September 30, 2002.  On January 6, 2009, after a remedies trial in December 2008, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review requirements of the CAA when TVA repaired Bull Run.  The trial was completed the week of July 7, 2009.  TVA has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  The parties have agreed to a settlement under which TVA will pay AREVA $18 million in six annual installments of $3 million, ending in 2013.  If AREVA, or any affiliate, performs work for TVA during this period and the invoiced amount is at least $20 million above amounts set forth in the agreement, TVA’s annual payment will be reduced by $1 million for each such $20 million.  The case was dismissed on February 17, 2009.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  Trial is scheduled to begin on July 12, 2010.

Case Involving the Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four phases:  two phases of soil cleanup; one phase of cleanup of off-site contamination in the downstream drainage basin; and one phase of supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group sued TVA and other potentially responsible parties in federal court regarding the two phases of soil cleanup.  TVA has agreed to settle this lawsuit and its potential liability for the two phases of soil cleanup for $0.3 million.  The settlement with respect to the first two phases does not resolve any potential liability in connection with the other two phases or any natural resource damages.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 1 and 2.  In August 2008, TVA asked the NRC to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9,

2009, NRC issued an order to TVA reinstating the construction permits for Bellefonte Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit asking the court to review the NRC’s decision to reinstate the construction permits.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance of Clean Energy (“SACE”) filed a petition to intervene, requested a hearing, and raised several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed the petitioners, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  Briefs were filed on June 3 and 10, 2009.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.  TVA submitted its COLA to the NRC for Bellefonte Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was docketed by the NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support the NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by BEST, BREDL, and SACE.  The petition raised 19 potential contentions with respect to TVA’s COLA.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  In February 2009, the NRC dismissed the contentions related to low-level radioactive waste.  A hearing on the remaining contentions will be conducted in the future.

The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 15, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised several contentions including contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of a spent fuel repository and a safe means of interim spent fuel storage at nuclear plant sites.  TVA plans to respond to these contentions by August 7, 2009.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction Inc. (“Stone and Webster”), respectively, are to share in a team incentive fee pool funded from cost savings based on under runs in the budgets for their respective work scopes.  In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  On August 20, 2008, the TVA Board approved a proposed settlement of various claims with Stone and Webster for consideration in the amount of approximately $29 million, of which approximately $16 million represented Stone and Webster’s Team Incentive Fee Pool claim recovery.

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s New Source Review enforcement initiative.  TVA has responded to this request.  The EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

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

19.  Subsequent Events

TVA evaluated events subsequent to June 30, 2009 through July 31, 2009, which represents the date the financial statements were filed with the Securities and Exchange Commission.

Issuance of Debt

In July 2009, TVA sold two issues of electronotes®:  $28 million with an interest rate of 4.875% which mature in 2024 and are callable beginning in 2012, and $37 million with an interest rate of 4.75% which mature in 2029 and are callable beginning in 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The MD&A explains the results of operations and general financial condition of TVA.  The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report for the fiscal year ended September 30, 2008.

Executive Summary

           TVA experienced considerable challenges during the nine months ended June 30, 2009.  This period has been characterized by continued economic weakness in the areas served by TVA and across the United States, and a global financial crisis which has severely disrupted world markets.  There is a significant amount of commercial manufacturing facilities resident in the Tennessee Valley.  Many of these companies have experienced layoffs and a resulting decrease in production during this period.  As a result, TVA’s power sales have been lower than expected and remain below the sales levels of prior years.  Additionally, the values of TVA investment funds have declined significantly due to market conditions.  TVA is also dealing with significant requirements associated with the December 22, 2008 dike failure and ash spill at its Kingston Fossil Plant (“Kingston”).

Like other power providers, TVA faces large capital requirements to maintain its power system infrastructure while also investing in new power assets, including cleaner energy sources.  Additionally, government bodies are focused on increasing low carbon and renewable energy, and new requirements could result in additional costs for TVA and other energy providers.  The court ruling in a lawsuit filed by the State of North Carolina requiring TVA to restrict emissions from several of its coal-fired power plants also presents a financial challenge to TVA.

The factors outlined here, as well as other factors, may have significant impacts on TVA’s strategy, financial outlook, planning, policies, and financial results in the coming years.  The extent to which TVA is impacted will depend to some degree on actual expenditures made by TVA over the next several years related to these items, as well as the policies of the TVA Board in recovering costs through power rates.

Financial Overview

TVA incurred net losses of $167 million and $339 million for the three and nine months ended June 30, 2009, respectively.  This contrasts with net income of $100 million and $243 million for the same periods in 2008.  The primary driver of the change was expenses incurred and accrued relating to the Kingston ash pond spill as more fully described below under Challenges During 2009.  During the three months ended June 30, 2009, the estimate was revised as more information became available as work progressed, which resulted in a further charge of $258 million.  The total estimated expense for the nine months ended June 30, 2009, related to the Kingston ash pond spill was $933 million.  This additional expense was coupled with higher fuel and purchased power expense early in 2009 related to the higher fuel costs in summer 2008, which were deferred through the FCA until fall 2008 when the FCA increased rates.  As coal, fuel oil, and natural gas prices have declined in 2009, the FCA has reduced rates, and TVA expects this trend to continue into early fiscal year 2010.

Although operating revenues increased less than one percent and approximately 15 percent for the three and nine months ended June 30, 2009, as compared to the same periods of 2008, sales decreased approximately eight percent and seven percent, respectively.  The increases in revenues were primarily due to an increase in the FCA resulting from higher fuel and purchased power costs and base rate increases that were effective April 1, 2008, and October 1, 2008.  The increase in the FCA and the base rate increases accounted for $891 million and $656 million, respectively, in additional revenues for the nine months ended June 30, 2009, as compared to the nine month period ended June 30, 2008.  See Results of Operations.

Rainfall in the eastern Tennessee Valley was at 95 percent of normal and runoff was at 79 percent of normal for the nine month period ended June 30, 2009.  This resulted in a 66 percent increase in conventional hydroelectric generation during the period, as compared to the same period in 2008, which partially offset less economical fossil-fueled generation.  While TVA's conventional hydroelectric generation has increased since 2008, it is at 81 percent of normal for the nine month period ended June 30, 2009.

Challenges During 2009

For the remainder of 2009 and perhaps beyond, TVA is facing several financial pressures, including the following:

Kingston Fossil Plant

The Event.  On December 22, 2008, a dike failed at Kingston, allowing approximately five million cubic yards of water and coal fly ash to flow out onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA.  Only eight acres of property not managed by TVA was directly impacted by the ash.  Fly ash is a by-product of a coal-fired plant.  At Kingston, fly ash is placed in wet ash containment areas.  The involved containment area covered approximately 84 acres.  The depth of the containment area was approximately 60 feet.  The event resulted in about 60 acres of contained wet ash being displaced.

To determine the cause of the event, TVA retained AECOM to perform a root-cause analysis.  On June 25, 2009, the findings and analysis of a six-month AECOM study on the root cause was released.  The report indicates that a combination of the high water content of the wet ash, the increasing height of ash, the construction of the sloping dikes over the wet ash, and the existence of an unusual bottom layer of ash and silt were among the long-evolving conditions that caused the ash spill.

At a July 21, 2009 public meeting, the TVA Board received a report from McKenna Long & Aldridge LLP (“MLA”), a law firm retained by the TVA Board on January 9, 2009, to conduct an independent examination of the facts surrounding the Kingston ash spill and its implications for TVA’s systems, controls, and culture.  The MLA report identified several problem areas with TVA’s practices and procedures concerning impoundments at fossil plants, including inappropriate and insufficient organizational structures and institutional controls for overseeing the impoundments.

At its July 21, 2009 meeting, the TVA Board approved a resolution in which it directed the Chief Executive Officer (“CEO”) and senior management to:

•
Present by August 20, 2009, a formal Fossil Remediation Plan, covering not only the Kingston cleanup but all other fossil ponds and including all mitigation plans or remediation actions that are in process,

•
Present by August 20, 2009, a remediation plan to eliminate identified deficiencies in systems, standards, and controls and to further a culture of accountability in order to earn and maintain public trust,

•
Present an Enterprise Risk Management System plan designed to identify top financial and non-financial risks, and inform the TVA Board in a timely manner of those risks along with appropriate responses for management,

•
Present to the TVA Board a plan to review the compliance functions for the areas of environment, health, and safety, and to incorporate best practices into TVA’s Enterprise Risk Management System to ensure design functions, operational procedures, and maintenance practices do not allow risks to go undetected such as occurred at Kingston,

•
Establish a Compliance and Performance Assessment group, as a complement to the TVA Inspector General’s audit function, to provide senior management and the TVA Board with assessments of compliance and performance of TVA’s programs, activities, and functions relative to best practices or established standards, and

•
Institute a situation alert process which utilizes state-of-the-art communication technologies to inform the CEO, his direct reports, and certain other key employees of incidents that could have a material impact on TVA.

On July 28, 2009, TVA’s Office of Inspector General (“OIG”) publicly released a July 23, 2009 report about the Kingston ash spill root cause study and TVA’s ash management practices.  This report included the following observations:

•	TVA failed to review its management practices in light of the ash spill and to publicly disclose any such practices that might have contributed to the incident.

•	TVA narrowed the scope of AECOM’s investigation in such a way as to limit potential exposure to liability for the ash spill.

•
TVA failed to make recommended safety modifications that could possibly have prevented the ash spill after being informed of concerns about the stability of the ponds by both TVA employees and outside consultants.

•
Marshall Miller & Associates, Inc., an engineering consultant hired by the OIG, concluded that AECOM’s report overemphasized the significance of the thin discontinuous, soft foundation layer as a cause of the Kingston ash spill.

•
Despite internal knowledge of risks associated with ash ponds, TVA’s formal Enterprise Risk Management process had not identified ash management as a risk.  In addition, TVA decided not to place ash ponds under its Dam Safety Program, which would have required substantially more rigorous inspections and engineering.

•	Attitudes and conditions at TVA’s fossil plants that emanate from a legacy culture impacted the way TVA handled coal ash.

Response and Cleanup.  Cleanup and recovery efforts are being conducted with federal and state agencies.  TVA is carrying out environmental response actions for the Kingston ash spill in accordance with CERCLA and to take such actions as necessary to protect the public health and welfare consistent with the National Contingency Plan.  Applying CERCLA helps to ensure that response actions necessary to protect public health and welfare and the environment are carried out at Kingston.  CERCLA also provides a structured approach to community involvement in the cleanup.

On January 12, 2009, TDEC issued an administrative order in connection with the Kingston ash spill.  The order is based on a finding of an emergency requiring immediate action to protect the public health, safety, or welfare, or the health of animals, fish, or aquatic life, or a public water supply, or recreational, commercial, industrial, agricultural, or other reasonable uses.  The order assesses no penalties, addressing just the corrective action for the emergency situation.  TDEC reserved the right to issue further orders.

On May 11, 2009, TVA and the EPA signed an Administrative Order and Agreement of Consent (“Order and Agreement”) under CERCLA.  Under the Order and Agreement, the EPA will oversee the cleanup, and TVA will reimburse the EPA for its oversight costs.  While TVA will retain its status as a lead federal agency, TVA's work will be subject to review and approval by the EPA, in consultation with TDEC.  Once the remediation of the ash spill is complete, TVA will be required to determine whether additional actions may be needed.  Under the Order and Agreement, ash removal is now broken into time-critical and non-time critical categories.  All the ash east of Dike 2 (i.e., in the Emory River) is time-critical, and the ash west of this dike is considered non time-critical.

On July 2, 2009, following the EPA’s formal approval of the disposal plan, TVA began transporting by rail ash dredged from the Emory River to the Arrowhead Landfill in Perry County, Alabama.  Because additional dredging capacity is expected to significantly increase the rate of ash removal from the Emory River by the end of July 2009, TVA is continuing to explore and assess other permanent disposal options in addition to the Arrowhead Landfill.

The EPA and TDEC are working collaboratively in their oversight of cleanup activities to help ensure that reviews and approvals by the two regulatory agencies will be conducted in an appropriate manner.  Also, the EPA and TDEC informed TVA that they concluded that the Kingston ash spill was in violation of the Clean Water Act (“CWA”) and have requested that TVA provide duplicate copies of all plans, reports, work proposals, and other submittals to the EPA and TDEC simultaneously.

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

Both municipal drinking water and the water sampled from private groundwater wells continue to meet the state standards for drinking water.  The City of Kingston has also conducted tests on utility drinking water with the same results.

To date, all measurements of particulates in the air collected by TVA’s contractors have been within the National Ambient Air Quality Standards for Particulate Matter.  TDEC is also conducting air monitoring at the site, and the EPA is auditing some of TVA’s monitors with co-located monitors.

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

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation.  Seven lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee.  See Note 18 – Legal Proceedings Related to Kingston Ash Pond Spill.

Financial Impact.  TVA has recognized a charge of $933 million for the nine months ended June 30, 2009, in connection with the current expected cleanup costs related to the event.  Costs incurred through June 30, 2009, totaled $143 million.  The $933 million expense currently includes, among other things, a reasonable estimate of costs to contain the cenospheres, perform sampling and analysis, construct the weir and dike, and remove an estimated six million cubic yards of ash and other material.  If the actual amount of ash removed is more or less than the estimate, the expense could change significantly as this is the largest cost component of the estimate.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which is still in development by TVA and by regulatory authorities.

TVA increased initial estimates by $150 million during the three months ended March 31, 2009, and by $258 million during the three months ended June 30, 2009.  TVA has revised the estimate because it obtained better information as the work progressed.  The latest revised estimate reflects an increase in the number of cubic yards of ash that will need to be transported offsite versus what could be stored on site, which added approximately $105 million to the estimate.  For the third quarter, the estimate includes $80 million of the items that were not deemed estimable in previous quarters.  These items include, among other things, various settlements and certain costs of regulatory oversight and litigation support.  Additionally, the revised estimate reflects the evaluation of different modes of transportation, temporary storage costs, and additional work scope as the project becomes more defined.

As work progresses, TVA will continue to revise its estimates as more information is available.  TVA currently believes the recovery process will take several years.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s June 30, 2009, Balance Sheet.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or the low end of the range for each category has been accumulated to determine the total estimate.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.  This range could change significantly depending on whether new coal ash laws and regulations are implemented at the state or federal level.

Items not currently in the estimates above include future regulatory actions, litigation, fines or penalties that may be assessed, final remediation activities, or other settlements because TVA cannot estimate the costs associated with these items at this time.  Also, all of the regulatory requirements for the final closure of the site, the continued ground water monitoring requirements, and any ongoing environmental impact studies that may be required are not known at this time and are not included in the estimate.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

Fly Ash Storage.  At Kingston, fly ash is collected in wet ash ponds.  Six of the eleven fossil plants operated by TVA use wet fly ash collection ponds.  The other five plants use a dry collection method.  TVA’s ash collection sites follow the permit requirements for the states in which they are constructed.  They are surrounded by dikes and incorporate drain systems and water runoff controls.  TVA’s ash collection areas undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections which include an assessment report.  In addition, TVA has retained an independent third-party engineering firm to perform by-product facility assessments at TVA’s eleven active and one closed fossil plants, and the assessment work is underway.

This third-party facility assessment is a multi-phased program to determine the overall stability and safety of all existing embankments associated with ash and gypsum storage facilities across TVA’s system.  The first phase of the evaluation is complete and involved a detailed inspection of all facilities using U.S. Army Corps of Engineers and dam safety criteria (where appropriate), a detailed documentation review, and a determination of any immediate actions necessary to reduce risks.  The second phase of the program includes geotechnical explorations, stability analysis, studies, and risk mitigation steps such as performance monitoring.  The second phase, which is ongoing, includes designing repairs, developing planning documents, obtaining the necessary permits, and implementing the lessons learned at Kingston at TVA’s other facilities.  As a part of this effort, an ongoing monitoring program with third-party oversight is being implemented, and TVA employees are receiving additional training in dam safety and monitoring.

As a result of the incident at Kingston and other recent non-TVA incidents involving coal combustion facilities, the EPA has committed to issue new federal regulations governing the management of CCP, including fly ash, by December 31, 2009.  Although the details remain to be determined, it is likely that the new regulations will contain specific and more detailed requirements for coal combustion facilities and will likely increase the cost of such facilities.  In addition, on May 21, 2009, the Governor of Tennessee signed into law a requirement that any new coal ash disposal facility, or any expansion of existing facilities used for coal ash disposal, have a liner and a final cap.

On July 16, 2009, TVA submitted to the EPA a preliminary reassessment of the potential hazard classifications of the coal combustion surface impoundments at TVA’s 11 active fossil plants and the closed Watts Bar Fossil Plant (“Watts Bar”).  The reassessed classifications were based on the Federal Guidelines for Dam Safety.  The classifications are designed to identify where the failure of an impoundment could result in loss of life or significant economic or environmental damage.  They do not consider the structural integrity of the facility or the possibility of whether a failure could occur.

One or more impoundments at Bull Run Fossil Plant (“Bull Run”) and Cumberland Fossil Plant (“Cumberland”) in Tennessee and Colbert Fossil Plant (“Colbert”) and Widows Creek Fossil Plant (“Widows Creek”) in Alabama were rated as “High,” which means that due to the location and volume of the impoundments’ contents, a failure could cause the loss of at least one life.  TVA will use the reassessment to prioritize its impoundment improvement work.

TVA is planning to change storage and disposal processes at some fossil plants, including changing from wet to dry ash storage and shutting down some storage impoundments.  To help appropriately prioritize and carry out this work, TVA has established a new organization within the Chief Operating Officer’s organization dedicated solely to operation and maintenance of the impoundments.  Previously, the operation and maintenance of impoundments were the individual responsibility of each plant manager.

TVA is currently working to reduce CCP storage risk by identifying options to expand the beneficial reuse of CCP, upgrading existing handling, storage, and disposal systems, and developing consistent CCP unit operating/maintenance processes and procedures.  TVA produces about 7 million tons of CCP each year, and, in 2008, TVA’s CCP marketing and utilization program diverted 40 percent of that production from disposal into beneficial reuse by selling fly ash, gypsum, bottom ash, and slag for use in manufactured products such as ready mix concrete, wallboard, concrete block, and roofing shingles.  New environmental regulations could benefit or hinder beneficial reuse.  If the cost of CCP disposal rises, beneficial reuse will become more attractive as a means of reducing disposal costs.  If new restrictions on the transportation of CCP raise its market price relative to competing materials, reuse is likely to decrease.

TVA is working with the Oak Ridge Associated Universities to develop and advertise a RFP for research, studies, and demonstrations related to alternative management methods (including beneficial reuse), characterization, and environmental effects of CCP.  TVA expects to accept proposals before the end of 2009.

In addition, TVA plans to design and construct a parking lot at Watts Bar in 2009 utilizing fly ash from a TVA fossil plant to demonstrate one of the beneficial uses of CCP, and plans to continue re-vegetation studies to identify alternate materials and optimum plantings that could be used for long-term cover of exposed ash piles, and short-term dust suppression controls.

Rates and Electricity Sales

For billing periods beginning July 1, 2009, TVA reduced its FCA for the third time this year.  The decrease, in addition to the January 1, 2009 and April 1, 2009 decreases, has reduced average wholesale rates enough to more than offset the 17 percent increase in the FCA in October 2008.  The adjustment for the fourth quarter of 2009 was a 4.1 percent reduction on total average wholesale rates, and together with the other 2009 reductions, resulted in bringing the FCA to the lowest level in more than a year.  The three decreases are primarily due to lower than forecasted fuel and purchased power costs in addition to lower sales.  The FCA is applied to the bills of the majority of TVA’s customers to compensate for TVA's costs associated with fuel, purchased power, and emissions allowances.

The effects of the economic downturn are resulting in less demand for electric power.  Sales of electricity in the nine months ended June 30, 2009, were about seven percent below 2008 levels and could decline further if commercial and industrial employers continue to reduce production in response to the downturn.  In the nine months ended June 30, 2009, directly served industrial sales were down approximately 17 percent compared to the same period of 2008, while municipal and cooperative sales experienced a nearly four percent decline compared to the same period of 2008.  Given the continuing economic downturn, the decline in total sales for 2009 as compared to 2008 may be seven to eight percent.

North Carolina Lawsuit

TVA is involved in a lawsuit filed by the State of North Carolina in connection with emissions from several of TVA’s coal-fired power plants.  TVA already has spent money to decrease emissions from the facilities, but the court has ordered a significant additional investment and compliance in a time frame that is shorter than TVA had originally planned.  TVA’s current estimate of costs to comply with the court order is $1.7 billion.  Management is evaluating alternatives which could change these amounts in the future.  Additionally, TVA has filed an appeal.

On June 4, 2009, the TVA Board approved building a gas-fired combined cycle power plant in northeast Tennessee.  The completed facility is expected to add approximately 880 MWs of capacity to the TVA system at a cost of approximately $820 million.  TVA plans to also move the combined cycle generation project that had been planned for TVA’s Gleason site in Gleason, Tennessee, and redeploy the combustion turbines that were planned for a plant site in Caledonia, Mississippi, to the new power plant in northeast Tennessee.  By the end of December 2011, TVA plans to construct and have operational the three combustion turbines of the new power plant which are expected to supply over 500 MWs of power.  TVA expects to complete the combined cycle portion of the plant by mid calendar year 2012.  If the North Carolina lawsuit appeal is unsuccessful and the John Sevier scrubbers and SCRs are not installed by December 31, 2011, the units would have to be shut down until scrubbers and SCRs are completed.  In this scenario, the new power plant is expected to provide the power necessary to maintain transmission system voltage stability and prevent line overloads in northeast Tennessee.  The new power plant would provide TVA the flexibility to build the scrubbers and SCRs on a more reasonable schedule than required by the court order, should TVA elect to do so.  Should the appeal be successful, the new power plant gives TVA the flexibility to operate, retire, or add emissions controls to some or all of the John Sevier units on optimized schedules without compromising the transmission system in northeast Tennessee.

Investments

The performance of debt, equity, and other markets in 2008 negatively impacted the asset values of investments held in TVA’s pension system and NDT.  During the period September 30, 2008, through June 30, 2009, the S&P 500 benchmark index decreased by over 19 percent.

During the nine month period ended June 30, 2009, net pension system assets decreased by $1.1 billion.  However, during the three month period ended June 30, 2009, net pension system assets increased by $0.4 billion.  TVA is evaluating its options to address the volatility in market conditions, which may include a significant contribution. TVA does not expect to make additional contributions to the pension system in 2009.  However, TVA is evaluating alternatives for additional funding over the next few years.

During the three and nine month periods ended June 30, 2009, the NDT portfolio increased in value $116 million and declined $124 million, respectively.  TVA submitted its biennial NDT funding status report to the NRC on March 31, 2009.  The report is based on the status of the funding requirement as of December 31, 2008, at which time TVA’s NDT funding was 79 percent of the estimated present value of the funding requirements established by the NRC.  The NRC has requested TVA’s plans to address the present funding shortfall.  NRC’s regulations allow utilities such as TVA to use a variety of funding mechanisms to assure adequate decommissioning funding.  TVA will choose an appropriate mechanism or combination of mechanisms to address this shortfall under a schedule with the goal of ensuring sufficient funds are available when the nuclear plants are eventually decommissioned.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk in TVA’s Annual Report.

Pending Legislation

There is currently pending federal legislation involving renewable energy and energy efficiency.  Depending on the bill that gets enacted, TVA might have to ensure that, over the 2011-2039 timeframe, anywhere from three percent to 20 percent of the electricity it sells is produced by renewable sources (as defined by Congress), or make alternative compliance payments for any deficiencies.  In addition, legislation passed by the House of Representatives would cut U.S. greenhouse gas emissions 17 percent by 2020 from 2005 levels and 83 percent by 2050.  Utilities are a source of greenhouse gas emissions and would likely be impacted by such legislation.

The EPA has committed to issue new federal regulations governing the management of CCP by the end of 2009.  The new regulations will likely include federal oversight of coal ash disposal.

Commodity Prices and Effects on Fuel Cost Adjustment

Due to falling commodity prices across domestic and international markets, TVA experienced lower-than-expected costs in short-term markets for natural gas, fuel oil, coal, and electricity during the third quarter of 2009.  The average market prices for these commodities for the three months ended June 30, 2009, were 67 percent, 58 percent, 38 percent, and 58 percent lower, respectively, as compared to average market prices for the three months ended June 30, 2008.

Although the FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs, there is a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As a result, TVA’s cash flows can be positively or negatively affected by the FCA.  As of June 30, 2009, TVA had collected excess revenues to offset fuel and purchased power costs.  The excess revenue was driven by market commodity prices being lower that those forecasted.  At June 30, 2009, TVA recognized a short-term regulatory liability of $656 million and a long-term regulatory liability of $94 million because of the change in market conditions.  These regulatory liabilities represent amounts collected to date in rates that will be refunded to customers in the future through FCA rate reductions.  However, at September 30, 2008, TVA recognized a regulatory asset related to the FCA, which reflected a net under-recovery of fuel and purchased power costs.

New Generation

Despite the current economic recession which is leading towards lower demand in the short-term, TVA must still respond to the need for additional generation over the long-term.  Additionally, TVA intends to move toward generation with cleaner or no emissions.  This requires capital investment in the current year and over the next few years.  Another challenge in this area is that TVA must have sufficient generation capacity to meet peak demands.  TVA is exploring alternatives to reduce or shift the peak demands of energy.

Nuclear.  In September 2005, NuStart selected the site of TVA’s Bellefonte as one of the two sites in the country to demonstrate the new NRC licensing process for a new advanced design nuclear plant.  NuStart is an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process.  Using the Bellefonte site, NuStart began to demonstrate the process for obtaining a combined construction and operating license for the new Advanced Passive 1000 reactor design by Westinghouse Electric Co.  As the license applicant, TVA submitted its COLA to NRC for Bellefonte Units 3 and 4 in October 2007, and it was accepted for detailed review by the NRC on January 18, 2008.  If approved, the license to build and operate the plant would be issued to TVA.  The Bellefonte license application is one of several Advanced Passive 1000 standardized plant applications.  Other applicants have announced construction schedules that would require their license reviews to be completed prior to the Bellefonte license application review.  As a result, TVA entered into discussions with NuStart on how best to transition the NuStart support to another application.  In May 2009, NuStart announced that they intended to transition their reference plant support to the Vogtle COLA application by the end of calendar year 2009.  TVA intends to continue to support the review of the Bellefonte application and does not expect this transition, by itself, to impact the issuance of a license.  The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

As part of this evaluation, TVA asked the NRC in August 2008, to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9, 2009, the NRC issued an order to TVA reinstating the construction permits for Bellefonte Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit asking the court to review the NRC’s decision to reinstate the construction permits.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance of Clean Energy (“SACE”) filed a petition to intervene, requested a hearing, and raised several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed the petitioners, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  Briefs were filed on June 3 and 10, 2009.

Renewables and Clean Energy.  TVA is working towards obtaining 50 percent of its power supply from clean (low or zero carbon) or renewable sources by 2020.  TVA’s planned additions of clean and renewable power are consistent with increasing expectations that Congress will pass legislation, most likely in 2009 or 2010, requiring utilities to supply a certain percentage of energy from renewable sources and to participate in an economy-wide program to cap and reduce emissions of greenhouse gases, including carbon dioxide.  To comply, TVA would be required to reduce or offset emissions, or purchase emission allowances under a cap-and-trade program, and would be required to contract for or generate an increasing percentage of renewable energy.  Since the legislative proposals remain in flux, TVA presently is unable to accurately estimate the cost of future renewable and greenhouse gas requirements.

In December 2008, TVA issued a RFP seeking proposals which may result in TVA obtaining both dispatchable capacity and as-available energy from renewable energy sources of up to a total of 2,000 MWs of generation.  TVA received over 60 responses to the RFP which included wind (most coming from the Midwest and Great Plains states), biomass, and solar to be delivered by 2011.  Bringing power from distant locations raises transmission issues and costs, and the intermittent nature of wind, solar, and other renewable sources can result in TVA needing backups for those sources or mechanisms.  TVA completed an initial evaluation of the responses and has notified certain respondents that TVA wishes to conduct a more in-depth evaluation of their proposals.  Based on these more detailed evaluations, TVA may elect to contact additional respondents for consideration.  In April 2009, the TVA Board authorized management to approve power purchase agreements for up to 20 years for up to 2,000 MW of renewable and/or clean energy by 2011 for those resources within certain specified criteria and limitations.

TVA’s clean energy portfolio is defined as energy that has a near-zero carbon dioxide emission rate, such as nuclear and renewables (energy production that is sustainable and often naturally replenished), or energy efficiency improvements including demand reduction, or waste heat recovery.  In 2008, TVA produced over 58,000 GWh of clean and renewable energy.  However, less than three percent of that would likely qualify for renewable credits under the language in the current legislative proposals calling for a renewable electricity standard.

In January 2009, TVA issued an RFP concerning the future use and operation of the turbine wind farm on Buffalo Mountain located about 10 miles north of Oliver Springs, Tennessee, near Knoxville.  TVA will consider a variety of options for using the three turbines and other opportunities at the site.  Proposals involving contractors providing operation and maintenance services, technical research and development partnerships, transfer of ownership with a power purchase agreement, or other innovative arrangements will be considered.  The three turbines, with a capacity of 660 kWhs each, were installed in 2000, establishing the first successful wind farm in the

Southeast.  TVA currently is evaluating eight proposals, received in response to the RFP, covering the range of options identified above.

In April 2009, TVA began offering new incentives for homes and businesses to encourage the installation of renewable, distributed generation sources below 1 MW capacity.  Under this program, customers sell all of the power they generate to TVA at a premium price, and the local power company credits the customers for the generation received through a credit on their monthly electric bill.  Participating customers receive a one-time incentive of $1,000 to help offset the startup costs for installing qualifying renewable resources, such as wind, solar, biomass and low-impact hydropower.  The price TVA pays for the generation is now 12 cents per kWh above the local electric rate (including the FCA) for solar and 3 cents per kWh above the local electric rate for wind (including the FCA), low impact hydro, and biomass.  TVA anticipates that these projects will qualify for renewable energy credits under future legislation establishing requirements for renewable electricity.

Energy Efficiency Initiatives

On May 27, 2009, TVA announced additional energy efficiency programs designed to promote energy efficiency to residential and commercial customers.  This initiative supports the Board directive to reduce energy use during times when demand and cost for power is highest by 1,400 MWs by the end of 2012.

Tests for the new residential program, called the In-Home Energy Evaluation Program, have begun in 22 markets including Nashville, Chattanooga, and the Tri-Cities area (Bristol, Johnson City, and Kingsport) in Tennessee as well as Hopkinsville, Kentucky, and Huntsville, Alabama.  The program will offer comprehensive in-home energy audits as well as financing options and incentives to help homeowners who choose to make investments in significant energy efficiency improvements.

The Commercial Efficiency Advice and Incentives Program, a new initiative targeting businesses and institutions, began testing in Mississippi and Nashville.  This program will offer businesses in these areas an opportunity to receive an energy assessment of their facilities to help them identify energy-saving opportunities.  Financial incentives are also available for projects that help reduce power consumption during TVA’s peak period.

TVA began planning a system-wide expansion of an efficiency program targeted toward very large industrial customers with contract demand greater than 5 MWs.  The Major Industrial Program offers technical assistance and incentives for energy efficiency projects that lower the customer’s demand for power during peak usage periods on the TVA system.

The programs are part of an effort which involved input from TVA power distributors and the public regarding the best options for encouraging electricity users in the Tennessee Valley to save energy.  The pilot programs will continue through the end of the fiscal year.  Tennessee-Valley-wide expansion is expected to take place in fiscal year 2010.

On June 15, 2009, TVA initiated a project to prepare a new Integrated Resource Plan (“IRP”) entitled TVA's Environmental and Energy Future.  The purpose of the IRP is to develop a flexible portfolio of supply and demand side options that TVA can use to meet the Tennessee Valley's electrical demand needs for the next 20 years.  The portfolios developed will be evaluated using several criteria including capital and fuel costs, reliability, possible environmental impacts including climate change, compliance with existing and anticipated future regulations, and other factors.  An environmental review, in the form of an Environmental Impact Statement, will be conducted for the plan.  A series of seven public scoping meetings to obtain public input to the IRP is scheduled for July 20, 2009, through August 6, 2009.  A draft of the plan is expected to be available for internal and external review in early calendar year 2010.  After TVA evaluates comments on the draft plan, a final plan will be prepared for issue in early calendar year 2011.

In addition to TVA’s activities, the State of Tennessee’s Volunteer State Solar Initiative is proposing to use federal American Recovery and Reinvestment Act funds to advance job creation, education, research, and renewable power production in Tennessee.  Project participants include Oak Ridge National Laboratories, TVA, and the University of Tennessee.  Subject to approval by the Department of Energy and the Tennessee General Assembly, the proposed initiative includes a project related to the West Tennessee Solar Farm near Brownsville, Tennessee, a five-MW 20-acre power generation facility located at the Haywood County industrial megasite that will be one of the largest installations in the Southeast and serve as a demonstration tool for educational, research, and economic-development purposes.  Under a preliminary agreement, TVA plans to purchase power generated by the solar facility at a renewable-energy price.  Proceeds from power sales will be reinvested in the site for maintenance, expansion, and improvement.

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

Financial markets experienced extreme volatility in 2008, and have continued to experience extreme volatility in 2009 amid negative developments in housing and mortgage-related activities, weakness of major financial institutions, government actions, and negative economic developments.  These conditions have resulted in disruptions in credit and lending activities, particularly in the short-term credit markets through which corporate institutions borrow and lend to each other.  Disruptions in the short-term credit markets have the potential to impact TVA because TVA uses short-term debt to meet working capital needs, and because it typically invests its cash holdings in the short-term debt securities of other institutions.

TVA has not experienced difficulty in issuing short-term debt, or in refunding maturing debt, despite the disruptions in the credit markets.  Throughout the period of market volatility, TVA has experienced strong demand for its short-term discount notes, and has been able to issue discount notes at competitive rates.

Despite the conditions in the credit markets, TVA issued $115 million of electronotes® in the third quarter of 2009.  TVA believes it would be able to issue additional long-term debt if needed.

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

In addition to cash from operations, and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.0 billion with a national bank, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Certain sources of liquidity are discussed below.

           Summary Cash Flows.  A major source of TVA’s liquidity is operating cash flows resulting from the generation and sale of electricity.  A summary of cash flow components for the nine months ended June 30, 2009, and 2008, follows:
Summary Cash Flows For the Nine Months Ended June 30
	2009	2008
Cash provided by (used in):
Operating activities	$2,414	$1,411
Investing activities	(1,637)	(1,788)
Financing activities	(789)	512
Net (decrease) increase in cash and cash equivalents	$(12)	$135

Issuance of Debt.  TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During the nine months ended June 30, 2009, TVA issued $734 million of power bonds with an average interest rate of 3.91 percent.  See Note 14 — Debt Securities for more information related to TVA’s debt activities.

Credit Facility Agreements.  TVA’s $150 million note with the U.S. Treasury expired at the end of 2008.  In December 2008, TVA and the U.S. Treasury replaced the $150 million note with a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  TVA plans to use the U.S. Treasury credit facility as a source of liquidity, but not as a primary source of liquidity, in 2009.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at June 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1 billion facility that matures on November 9, 2009, and the other of which is a $1 billion facility that matures on May 12, 2010.  The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At June 30, 2009, there were $65 million of letters of credit issued under the facilities and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.

Call Monetization Transactions.  From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  As a result of an unprecedented inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional).  The collateral was returned to TVA in June 2009.  At June 30, 2009, the value of the swaption was such that TVA had $65 million of its revolving credit facilities issued as a letter of credit for the benefit of the counterparty and no cash collateral was posted.

Sale of Interest in TVA Generating Facility.  On September 30, 2008, SSPC exercised an option to purchase from TVA a portion of a three-unit, 792-megawatt summer net capability combined cycle combustion turbine facility in Southaven, Mississippi formerly owned by Southaven Power.  SSPC bought this portion through its subsidiary, SSSL.  SSSL paid TVA approximately $325 million and purchased an undivided 69.69 percent interest in the facility.  On April 17, 2009, SSSL acquired an additional 20.31 percent interest in the facility for approximately $95 million, which increased its undivided ownership to 90 percent.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided 90 percent interest in the facility through April 30, 2010.

Comparative Cash Flow Analysis

Net cash provided by operating activities increased $1 billion to $2.4 billion from $1.4 billion for the nine months ended June 30, 2009, and 2008, respectively.  This increase resulted primarily from an increase in operating revenues of $1.1 billion, a decrease in cash paid for interest of $73 million, and a decrease in cash paid for fuel and purchased power of $12 million.  Operating revenues increased primarily from increases in revenues from municipalities and cooperatives, primarily due to the FCA, which provided $793 million in additional revenues, and base rate increases effective April 1, 2008, and October 1, 2008, which provided $585 million in additional revenues, partially offset by a decline in sales to municipalities and cooperatives of 3.7 percent, which reduced revenues by $209 million.  Increased operating revenues were partially offset by an increase in cash used by changes in working capital of $79 million and an increase in cash outlays for routine and recurring operating costs of $160 million.  Cash used by changes in working capital increased primarily due to a larger reduction in interest payable of $56 million and a larger increase in inventories and other of $190 million, partially offset by a larger decrease in accounts receivable of $55 million and an increase in accounts payable of $59 million for the nine months ended June 30, 2009, compared to a decrease in accounts payable of $53 million for the same period in 2008.

Net cash used in investing activities decreased $151 million to $1.6 billion from $1.8 billion for the nine months ended June 30, 2009, and 2008, respectively.  The decrease is primarily due to a decrease in construction expenditures for capital projects of $266 million primarily due to reductions in base capital projects of $159 million and reductions in capacity expansion spending of $110 million.  This decrease is partially offset by an increase in cash used for restricted cash and investments of $17 million for the nine months ended June 30, 2009, compared to an increase in cash provided of $10 million for the same period in 2008, and an increase in expenditures for the enrichment and fabrication of nuclear fuel of $85 million related to higher prices paid for enriched uranium and the normal year to year variability resulting from the timing of refueling outages at the nuclear plants.

Net cash used by financing activities was $789 million for the nine months ended June 30, 2009, compared to net cash provided by financing activities of $512 million for the same period in 2008.  The $1.3 billion change is primarily due to an increase of $2.1 billion in redemptions and repurchases of long-term debt and a decrease of $1.4 billion in issuances of long-term debt.  This was partially offset by net issuances of short-term debt of $1.1 billion during the nine months ended June 30, 2009, compared with net redemptions of short-term debt of $966 million for the same period in 2008.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2009, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2009[1]	2010	2011	2012	2013	Thereafter	Total

Debt[2]	$1,293	$8	$1,008	$1,523	$2,387	$15,676	$21,895
Interest payments relating to debt	190	1,180	1,152	1,124	979	16,005	20,630
Lease obligations
Capital	13	476	54	6	—	3	552
Non-cancelable operating	15	57	44	37	34	207	394
Purchase obligations
Power	76	249	246	232	178	6,184	7,165
Fuel	912	1,722	1,299	684	734	1,559	6,910
Other	20	52	50	37	30	184	373
Expenditures for emission control commitments	91	438	378	455	325	109	1,796
Payments on other financings	18	89	94	98	99	918	1,316
Payments to U.S. Treasury
Return of Power Facilities Appropriation Investment	20	20	20	20	20	10	110
Return on Power Facilities Appropriation Investment	13	21	21	22	20	272	369
Total	$2,661	$4,312	$4,366	$4,238	$4,806	$41,127	$61,510
Note (1) Period July 1, 2009 - September 30, 2009 (2) Does not include noncash items of foreign currency valuation loss of $59 million and net discount on sale of Bonds of $198 million.

Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance.  Management is evaluating alternatives which could change these amounts in the future.  See Note 18 — Case Brought by North Carolina Alleging Public Nuisance.

During 2008, TVA executed certain contracts related to the resumption of construction activities at Watts Bar Unit 2 that are not reflected in this table.  As of June 30, 2009, expenditures against these contracts are forecasted to be approximately $1 billion through 2012.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2009	2010	2011	2012	2013	Thereafter	Total
Energy Prepayment Obligations	$26	$105	$105	$105	$102	$510	$953

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and nine months ended June 30, 2009, and 2008:

Sales of Electricity (Millions of kWh)
	Three Months Ended June 30			Nine Months Ended June 30
	2009	2008	Percent Change	2009	2008	Percent Change

Sales of electricity
Municipalities and cooperatives	31,465	33,088	(4.9%)	97,446	101,146	(3.7%)
Industries directly served	6,448	8,352	(22.8%)	23,033	27,830	(17.2%)
Federal agencies and other	485	487	(0.4%)	1,507	1,509	(0.1%)

Total sales of electricity	38,398	41,927	(8.4%)	121,986	130,485	(6.5%)

Heating degree days	230	223	3.1%	3,395	3,109	9.2%
Cooling degree days	666	607	9.7%	748	768	(2.6)%
Combined degree days	896	830	8.0%	4,143	3,877	6.9%

The decrease in sales to municipalities and cooperatives for the three and nine months ended June 30, 2009, compared to the same periods in 2008 was largely due to a decrease in demand among the commercial and industrial customers of TVA’s distributors as a result of the economic downturn.  Several of these commercial and industrial customers have experienced less demand as a result of layoffs and decreased production.  Additionally, several more have shut down plants or curtailed production.  The same trend is noticed in sales to Industries directly served.  These are large industrial customers directly served by TVA.

The decrease in Federal agencies and other for the three months ended June 30, 2009, compared to the same period in 2008 was primarily due to a decrease in off-system sales due to less excess generation for sale and was partially offset by increased sales to federal agencies over the same period of 2008.

The decrease in sales volume was not as severe for the nine months ended June 30, 2009, as it was for the three months then ended because TVA did not see the dramatic changes in commercial and industrial demand until late in the first quarter of 2009.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2009, and 2008:

Summary Statements of Operations
	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Operating revenues	$2,566	$2,552	$8,576	$7,430
Operating expenses	(2,425)	(2,111)	(7,970)	(6,164)
Operating income	141	441	606	1,266
Other income, net	2	7	13	8
Interest expense, net	(310)	(348)	(958)	(1,031)
Net (loss) income	$(167)	$100	$(339)	$243

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2009, and 2008, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2009	2008	Percent Change	2009	2008	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,201	$2,125	3.6%	$7,279	$6,110	19.1%
Industries directly served	306	361	(15.2%)	1,110	1,135	(2.2%)
Federal agencies and other	31	31	0%	101	89	13.5%
Other revenue	28	35	(20%)	86	96	(10.4%)

Total	$2,566	$2,552	0.5%	$8,576	$7,430	15.4%

Operating revenues increased $14 million or 0.5 percent for the three months ended June 30, 2009, compared to the same period in 2008, and $1.1 billion or 15.4 percent for the nine months ended June 30, 2009, compared to the same period in 2008, due to the following:

	Three Month Change	Nine Month Change

Base rate changes	$126	$656
FCA rate changes	67	891
Volume	(170)	(384)
Off system sales	(2)	(7)
Other revenue	(7)	(10)
Total	$14	$1,146

Significant items contributing to the $14 million and $1.1 billion increases in operating revenues for the three and nine months ended June 30, 2009, compared to the same periods in 2008 included the following:

For the three month period, there was a $76 million increase in revenues from Municipalities and cooperatives primarily due to an increase in average base rates of 6.3 percent due to base rate increases effective April 1, 2008, and October 1, 2008, which provided $116 million in additional revenues.  FCA rate increases provided an additional $56 million in revenues.  These increases were partially offset by a decline in sales volume of 4.9 percent, which reduced revenues by $96 million.

For the nine month period, the $1.2 billion increase in revenues from Municipalities and cooperatives was primarily due to FCA rate increases, which provided $793 million in additional revenues.  Average base rates increased 10.6 percent primarily due to base rate increases effective April 1, 2008, and October 1, 2008, and provided $585 million in additional revenues.  These increases were partially offset by a decline in sales volume of 3.7 percent, which reduced revenues by $209 million.

For the three month period, there was a $55 million decrease in revenues from Industries directly served primarily attributable to a $75 million decline in revenue due to a decrease in sales volume.  This decrease was partially offset by an increase in average base rates of 3.7 percent and FCA rate increases, each of which yielded $10 million in additional revenues.

For the nine month period, there was a $25 million decrease in revenues from Industries directly served, of which $180 million was due to a 17.2 percent decrease in sales.  This decrease was partially offset by FCA rate increases and an increase in average base rates of 7.8 percent, which yielded $87 million and $68 million, respectively, in additional revenues during this period.

The $12 million increase in revenues from Federal agencies and other during the nine month period is due to an increase in revenues from federal agencies directly served of $19 million due to FCA rate increases, increased sales volume of 6.7 percent, and an increase in average base rates of 3.2 percent.  The increase in revenues from federal agencies directly served was partially offset by a decrease in off-system sales of $7 million.

The decrease in Other revenue during the three and nine month periods was primarily due to decreased transmission revenues from wheeling activity and a decrease in revenues from the sale of emission allowances.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2009, and 2008, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2009	2008	Percent Change	2009	2008	Percent Change
Fuel and purchased power	$1,043	$1,013	3.0%	$3,658	$2,908	25.8%
Operating and maintenance	599	582	2.9%	1,775	1,721	3.1%
Depreciation, amortization, and accretion	397	394	0.8%	1,191	1,176	1.3%
Tax equivalents	128	122	4.9%	413	359	15.0%
Environmental clean up costs - Kingston ash spill	258	—	—	933	—	—
Total operating expenses	$2,425	$2,111	14.9%	$7,970	$6,164	29.3%

Significant drivers contributing to the $314 million increase in total operating expenses for the three months ended June 30, 2009, compared to the same period in 2008 included:

Fuel and purchased power expense increased $30 million due to:

•
A $125 million increase in purchased power expense primarily due to the FCA net deferral and amortization for purchased power expense, which increased expense $42 million, and an increase in realized losses related to natural gas derivatives, which added an additional $172 million in expense.  The volume of purchased power increased 37.8 percent, which increased purchased power expense an additional $120 million.  The increase in volume of purchased power was primarily due to low market prices for purchased power for the three months ended June 30, 2009, compared to the same period of 2008.  The average purchase price declined 47.5 percent resulting in a decrease of $209 million in purchased power expense.

•
The increase in purchased power expense was partially offset by a $95 million decrease in fuel expense resulting from a decrease in net thermal generation of 18.6 percent, which reduced fuel expense by $123 million.  The decrease in net thermal generation was due to the lower demand along with the decision to purchase more power since market prices were so low.  Lower fuel rates reduced expense slightly primarily due to decreased costs for natural gas and nuclear generation, partially offset by higher fuel costs for coal-fired generation.  Decreases in net thermal generation and fuel rates were partially offset by the FCA net deferral and amortization for fuel expense, which increased expense

$29 million.

Operating and maintenance expense increased $17 million due to:

•
Increased operating and maintenance expense at nuclear plants of $23 million due to increased headcount, an increase in forced maintenance outages in the third quarter of 2009, and an increase in amortization of deferred nuclear outage costs.

•	Increased costs for reagents of $4 million largely due to increased volume as a result of additional SCR capacity online in the third quarter of 2009.

•	Increased costs of $4 million primarily due to studies related to future uses of the Bellefonte Nuclear Plant.

These increases were partially offset by the following:

•
Decreased outage and operating and maintenance costs of $17 million at coal-fired and combustion turbine plants largely due to significant repair work at Paradise Fossil Plant in 2008 not present in 2009, a decrease in outage days from 193 in the third quarter of 2008 to 105 in the third quarter of 2009, and partial write-downs for scrubber projects at Bull Run and John Sevier Fossil Plants in the third quarter of 2008 that did not occur in 2009.

•	A decrease of $11 million in workers’ compensation expense primarily due to a lower discount rate effective in 2008 as compared to 2009.

Depreciation, amortization, and accretion expense increased $3 million primarily attributable to an increase in net plant additions.

Tax equivalent payments increased $6 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.  Tax equivalent payments are based on prior year’s electricity revenues.

Environmental clean up cost – Kingston ash spill expenses recognized for the three months ended June 30, 2009, were $258 million.  (See Challenges During 2009 –  Kingston Fossil Plant for details.)

Significant drivers contributing to the $1.8 billion increase in total operating expenses for the nine month period ended June 30, 2009, compared to the same period in 2008 included:

Fuel and purchased power expense increased $750 million due to:

•
A $514 million increase in fuel expense primarily resulting from the FCA net deferral and amortization for fuel expense, which increased expense $514 million.  Higher fuel rates increased expense an additional $113 million, primarily due to higher fuel cost for coal-fired generation, partially offset by decreased costs for natural gas and nuclear generation.  Increases in fuel rates and the FCA net deferral and amortization for fuel expense were partially offset by a decrease in net thermal generation of 9.6 percent, which reduced fuel expense by $113 million.

•
A $236 million increase in purchased power expense primarily due to the FCA net deferral and amortization for purchased power expense, which increased expense $243 million, and an increase in realized losses related to natural gas derivatives, which added an additional $323 million in expense.  These increases were partially offset by a decrease in the average purchase price of 26.9 percent and a 7.4 percent decline in the volume of purchased power resulting in a decrease of $254 million and $76 million, respectively, in purchased power expense.  The decrease in volume of purchased power was primarily due to an increase in hydro-generation of 76 percent compared to the first three quarters of 2008 and a 6.5 percent decline in electricity sales.

Operating and maintenance expense increased $54 million due to:

•
Increased operating and maintenance expense at nuclear plants of $45 million due to increased headcount, an increase in forced maintenance outages for the nine months ended June 30, 2009, compared to the same period in 2008, and an increase in amortization of deferred nuclear outage costs.

•	Increased costs for reagents of $16 million largely due to increased volume as a result of additional SCR capacity online in 2009.

•	Increased administrative costs of $15 million primarily due to increased expenses related to new information technology implementation in the third quarter of 2008 and increased insurance costs.

•	Increased costs of $11 million primarily due to studies related to future uses of the Bellefonte Nuclear Plant.

•	Increased costs of $6 million to support energy efficiency and demand response initiatives.

These increases were partially offset by the following:

•	A decrease of $34 million in workers’ compensation expense primarily due to a lower discount rate effective in 2008 as compared to 2009.

•
Decreased outage and operating and maintenance costs of $22 million at coal-fired and combustion turbine plants largely due to significant repair work at Paradise Fossil Plant in 2008 not present in 2009, a decrease in outage days from 881 in the first nine months of 2008 compared to 534 in the same period of 2009, and partial write-downs for scrubber projects at Bull Run and John Sevier Fossil Plants in the third quarter of 2008 that did not occur in 2009.  These increases were partially offset by expenditures related to the discharge event at Widows Creek.

Depreciation, amortization, and accretion expense increased $15 million primarily attributable to an increase in net plant additions.

Tax equivalent payments increased $54 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.  Tax equivalent payments are based on prior year’s electricity revenues.

Environmental clean up cost – kingston ash spill expenses recognized through June 30, 2009, were $933 million.  (See Challenges During 2009 – Kingston Fossil Plant for details.)

Other Income, Net.  The decrease in Other income, net for the three months ended June 30, 2009, and increase in Other income, net for the nine months ended June 30, 2009, compared to the same periods in 2008, were largely due to volatility in realized and unrealized gains and losses on TVA’s SERP funds and restricted investments related to the collateral held by TVA.  TVA also recognized increased income from external business services.  These items were partially offset by a slight decrease in interest income from short-term investments.

Interest Expense, Net.  Interest expense and interest rates for the three months and nine months ended June 30, 2009, and 2008, consisted of the following:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2009	2008	Percent Change	2009	2008	Percent Change
Interest on debt and leaseback obligations	$316	$347	(8.9%)	$971	$1,028	(5.5%)
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0%	15	15	0%
Allowance for funds used during construction & nuclear fuel expenditures	(11)	(4)	175.0%	(28)	(12)	133.3%
Net interest expense	$310	$348	(10.9%)	$958	$1,031	(7.1%)

	(Percent)			(Percent)
Interest rates (average)	2009	2008	Percent Change	2009	2008	Percent Change
Long-term	5.99	6.27	(4.5%)	5.80	6.21	(6.6%)
Discount notes	0.12	2.04	(94.1%)	0.37	3.83	(90.3%)
Blended	5.62	6.18	(9.1%)	5.39	6.11	(11.8%)

Significant items contributing to the $38 million decrease in net interest expense for the three months ended June 30, 2009, compared to the same period in 2008, included a $7 million increase in AFUDC and nuclear fuel expenditures primarily due to an increase in the construction work in progress base used to calculate AFUDC in 2009.  Interest on debt decreased $33 million primarily due to a decrease in the average interest rates on short and long term debt for the three month period ended June 30, 2009, compared to the same period in 2008.  These decreases in interest expense were partially offset by an increase in interest on leaseback obligations of $2 million.

Significant items contributing to the $73 million decrease in net interest expense for the nine months ended June 30, 2009, compared to the same period in 2008, included a $16 million increase in AFUDC and nuclear fuel expenditures primarily due to an increase in the construction work in progress base used to calculate AFUDC in 2009.  Interest on debt decreased $65 million primarily due a decrease in the average interest rates on short and long term debt for the nine month period ended June 30, 2009, compared to the same period in 2008.  These decreases in interest expense were partially offset by an increase in interest on leaseback obligations of $8 million.

Off-Balance Sheet Arrangements

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation Limited Partnership (“Choctaw”)) to purchase all the power generated from its facility located in Choctaw County, Mississippi.  The facility had a committed capacity of 440 MWs, and the term of the agreement was 30 years.  TVA believes its contractual interest is a variable interest that changes with changes in the fair value of the net assets of Choctaw because the purchase power agreement provides substantially all of Choctaw’s operating cash flow.  TVA believes that Choctaw qualifies as a variable interest entity because the entity is designed (or redesigned) so that substantially all of its activities either involve or are conducted on behalf of TVA.  Furthermore, Choctaw may lack the obligation to absorb its expected losses because of the effective guaranteed return provided by TVA through the 30-year purchase power agreement.  TVA may be deemed to be the primary beneficiary under the contract; however, TVA does not have access to the financial records of Choctaw.  As a result, TVA was unable to determine if TVA is required to consolidate Choctaw’s balance sheet, results of operations, and cash flows for the quarter ended June 30, 2009.  Because of the lack of financial information, TVA is unable to obtain complete information regarding debt, equity, and other contractual interests in Choctaw.  As of June 30, 2009, Choctaw had issued senior secured bonds of $236 million and $95 million due in June 2030 and June 2023, respectively.  Choctaw’s credit ratings as issued by S&P and Moody’s were BB and Ba3, respectively, with negative outlooks.  TVA has no direct debt or equity investment in Choctaw.  The purchase power agreement is accounted for as normal purchases and normal sales; therefore, no amounts are recorded in TVA’s financial statements with respect to TVA’s variable interest.  Power purchases for the three and nine months ended June 30, 2009, under the agreement amounted to $34 million and $86 million, respectively, and the remaining financial commitment under the agreement is $6.7 billion.  TVA has no additional financial commitments beyond the purchase power agreement with respect to the facility.

The terms of the purchase power agreement specify that Choctaw must reimburse TVA for any additional costs incurred due to Choctaw’s failure to deliver power as specified under the contract.  TVA is the beneficiary of a third-party credit enhancement in the form of a $5 million letter of credit with a financial institution.  Under the terms of the letter of credit, TVA may draw any amount necessary up to $5 million to reimburse any incremental costs incurred due to Choctaw’s failure to perform under the contract.  Also, Choctaw must replenish the letter of credit in full within 20 days after TVA draws on the letter of credit or TVA is relieved of its obligations under the purchase power agreement.  Because of the letter of credit and TVA’s experience with Choctaw, TVA does not believe that any material exposure to loss existed as of June 30, 2009.  TVA also believes that in addition to the explicit variable interest in Choctaw through the purchase power agreement, TVA may have an implicit variable interest in Choctaw due to the purchase power agreement being viewed as a credit enhancement to secured creditors and bondholders.  TVA does not believe that it has any additional exposure with respect to this potential implicit variable interest.  Also, because the purchase power agreement grants TVA the right, but not the obligation, to purchase power, TVA does not believe that its maximum exposure to loss in the arrangement can be quantified due to the uncertainty of future power demand.

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

TVA power rates are not subject to regulation through a public service commission or other similar entity.  The TVA Board is authorized by the TVA Act to set rates for power sold to its customers and is thus considered to be self-regulated.  Because (1) TVA’s regulated rates are designed to recover its costs of providing electricity and (2) in view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Accordingly, TVA meets the necessary GAAP criteria to record certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs that are not likely to be incurred.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs.  Any asset write-offs would be required to be recognized in earnings in the period in which future recoveries cease to be probable.

Changes in Ratemaking Impacting Accounting

In August 2008, the TVA Board approved the following change in ratemaking, which resulted in a change in accounting for the type of transaction described below.

The TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as allowed under GAAP.  These costs had previously been included in rates as the ARO was accreted and the asset was depreciated.  These costs did not previously meet the asset recognition criteria under GAAP guidance in effect at the date the costs were incurred.  Because of the establishment of the ART and the approval of the funding in 2009 rates as part of the TVA Board’s budget and ratemaking process, these costs currently meet asset recognition criteria.  Therefore, all cumulative costs incurred since 2003, when the new accounting guidance was adopted, were recaptured as a regulatory asset as of September 30, 2008.  The regulatory asset initially created related to this adjustment totaled $350 million.  The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense. See Note 9.

Fair Value Measurements

Investments

TVA’s investments classified as trading consist of amounts held in the NDT, the ART, and the SERP.  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  TVA's investments are primarily U.S. equities, international equities, REITs, fixed income investments, high-yield fixed income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Commingled funds are used to gain exposure to certain investments.  TVA has classified all of these trading securities as either Level 1 or Level 2 valuations.  See Note 12 for a discussion of valuation levels.

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

Derivatives

TVA is currently a party to the following types of derivatives:

•	Currency swaps
•	Swaption
•	Interest rate swaps
•	Coal contracts with volume options
•	Commodity derivatives under the FTP (swaps, futures, options on futures, and other financial instruments)

Commodity derivatives are classified as Level 1 and Level 2 valuations.  Currency swaps and interest rate swaps are classified as Level 2 valuations.  The swaption and coal contracts with volume options are classified as Level 3 valuations.

Currency Swaps, Swaption, and Interest Rate Swaps.  TVA has three currency swaps, one swaption, and three “fixed for floating” interest rate swaps.  The currency swaps and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  While most of the fair value measurement is based on observable inputs, the swaption is classified as a Level 3 valuation as a significant input is unobservable.  The application of CVAs did not materially affect the fair values of the currency swaps, swaption, and interest rate swaps at June 30, 2009.

Coal Contracts with Volume Options.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products, or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  As a result, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs resulted in a decrease of $12 million in the fair values of coal contracts in an asset position at June 30, 2009.

Commodity Derivatives under the Financial Trading Program.  TVA uses quoted NYMEX prices in its determination of the fair value of these contracts.  Contracts settled on the NYMEX are classified as Level 1 valuations.  These are primarily natural gas futures, fuel oil futures, and natural gas option contracts.  Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas and fuel oil swap contracts.  The application of CVAs did not materially affect the fair value of these assets and liabilities at June 30, 2009.

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

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., Bloomberg, Moody’s).  In some cases, where market data is not readily available, management uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

Market Liquidity.  Market liquidity is assessed by TVA based on criteria as to whether the financial instrument participates in an active or inactive market.  An active market can be defined as a spot market/settlement mechanism environment and also a potential forward/futures market that is based on the activity in the forward/futures market.  A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, the prices can be measured by market bid and ask quotes, the market has a relatively large proportion of trading volume as compared to TVA's current trading volume, and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price.  Other factors TVA considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market based price upon entering into a transaction.

Nonperformance Risk.  In determining the potential impact of nonperformance risk, which includes credit risk, TVA considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is a counterparty to currency swaps, a swaption, interest rate swaps, coal contracts, commodity derivatives, and other derivatives which subject TVA to nonperformance risk.  Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $13 million and $2 million at June 30, 2009, respectively.

Collateral.  TVA’s interest rates swaps, two of its currency swaps, and its swaption contain provisions that require the counterparties to post collateral (in a form such as cash or a letter of credit) under certain circumstances.  Such provisions typically require the party to post collateral when the party’s liability balance under the agreement exceeds a certain threshold.  For TVA liabilities, such thresholds are predetermined under contractual arrangements.  As of June 30, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that are in a liability position was $784 million.  TVA’s collateral obligation as of June 30, 2009, under these arrangements was $30 million, for which TVA has posted a $65 million letter of credit.  The letter of credit reduced the available balance in TVA’s $1.0 billion revolving credit facility that matures on May 12, 2010.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

Level 3 Information.  Unrealized gains (losses) on contracts classified as Level 3 valuations are included in regulatory assets (liabilities) until the contracts are settled.  TVA experienced significant unrealized losses on coal contracts with volume options due to significant declines in coal market prices during the nine months ended June 30, 2009.  TVA also experienced unrealized losses on the swaption liability due to decreases in interest rates during the nine months ended June 30, 2009.  Unrealized losses on these instruments did not have a material effect on liquidity or capital resources.  TVA recognized a loss of $27 million for an expected net settlement expense related to the termination of two coal supply contracts subsequent to June 30, 2009.  There were no realized gains (losses) during the three and nine months ended June 30, 2009.  At June 30, 2009, Level 3 valuations represent 14 percent of total assets measured at fair value and 60 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities that currently require fair value measurement.  SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  SFAS No. 157 became effective for TVA on October 1, 2008.  See Note 12 for additional information.

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

In October 2008, FASB issued FSP FAS No.157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No.157-3”).  FSP FAS No.157-3 clarifies the application of SFAS No. 157 in a market that is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA upon its implementation of SFAS No. 157 on October 1, 2008.  The adoption of FSP FAS No. 157-3 did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”).  FSP FAS No. 157-4 clarifies the application of SFAS No. 157 in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  FSP FAS No. 157-4 became effective for TVA as of April 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The guidance of this FSP is effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of the FSP is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this FSP became effective for TVA as of April 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 12 for related disclosures.

Fair Value Option.  In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions in SFAS No. 159 are elective.  SFAS No. 159 became effective for TVA on October 1, 2008.  As allowed by the statement, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of SFAS No. 159 did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39,” which addresses certain modifications to FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts.”  This FSP replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”).  The FSP also permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP requires public entities to provide additional disclosures about transfers of financial assets.  It also expands the required disclosures pertaining to an enterprise's involvement with variable interest entities (“VIEs”) and is intended to provide more transparent information related to that involvement.  The new disclosure requirements include additional information regarding consolidated VIEs, as well as a requirement for sponsors of a VIE to disclose certain information even if they do not hold a significant financial interest in the VIE.  The disclosure provisions of this FSP became effective for TVA as of October 1, 2008.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 15 for related disclosures.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133.  The disclosure provisions of SFAS No. 161 became effective for TVA as of January 1, 2009.  The adoption of this FSP changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 11 for related disclosures.

Subsequent Events.  In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and requirements for the period for which management must evaluate events and transactions subsequent to the balance sheet date for potential recognition or disclosure in its financial statements, the circumstances under which an entity should recognize such events and transactions, and the related disclosures.  SFAS No. 165 became effective for the three month period ending June 30, 2009.  The adoption of SFAS No. 165 changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 19 for related disclosures.

The following accounting standards have been issued, but as of June 30, 2009, were not effective and had not been adopted by TVA.

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

Noncontrolling Interests.  In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  SFAS No. 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. SFAS No. 160 requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. SFAS No. 160 also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  SFAS No. 160 will become effective for TVA as of October 1, 2009.  TVA expects that SFAS No. 160 could impact the accounting for any noncontrolling interests acquired after the effective date of this pronouncement.

Employers’ Disclosures about Postretirement Benefit Plan Assets.  In December 2008, FASB issued FSP FAS No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require that an employer disclose the following information about the plan assets:  1) information regarding how investment allocation decisions are made; 2) the major categories of plan assets; 3) information about the inputs and valuation techniques used to measure fair value of the plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets.  This FSP will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of this FSP would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting the FSP on its disclosures in the financial statements.  The adoption of this FSP is not expected to materially impact TVA’s financial position, results of operations, or cash flows.

Transfers of Financial Assets.  In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”).  This statement eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other VIEs.  SFAS No. 166 changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  This statement also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  SFAS No. 166 will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA is currently evaluating the potential impact of the requirements of SFAS No. 166 on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Variable Interest Entities.  In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS No. 167”), which amends the consolidation guidance for VIEs.  SFAS No. 167 eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  SFAS No. 167 will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA is currently evaluating the potential impact of the requirements of SFAS No. 167 on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Accounting Standards Codification.  In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles to be applied by nongovernmental entities.  Filings to the SEC are made in accordance with GAAP.  Accordingly, even though TVA is a government agency, SFAS No. 168 will apply to TVA’s SEC filings.  All guidance contained in the

Codification carries the same level of authority.  SFAS No. 168 will become effective for TVA beginning with its financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 may change certain financial statement disclosures but is not expected to materially impact TVA’s financial condition, results of operations, or cash flows.

Corporate Governance

Director Robert M. Duncan began serving as Chairman of the TVA Board upon the expiration of Director William B. Sansom’s term as Chairman on May 18, 2009.  Director Sansom is authorized to remain on the TVA Board as a director until the date on which a successor takes office or the end of the current session of Congress, whichever is earlier.  Currently, Director Sansom remains on the TVA Board.

Director Donald R. DePriest resigned from his position as a Director of the TVA Board effective as of April 8, 2009.

Legislative and Regulatory Matters

President’s Budget

The 2010 President’s Budget proposes to appropriate funds for TVA’s OIG out of TVA revenues beginning in 2010.  Currently, TVA’s OIG is funded directly from TVA revenues, subject to the TVA Board’s approval.

Proposed Legislation and Regulation

On January 14, 2009, Representative Nick J. Rahall from West Virginia introduced H.R. 493, a bill which would direct the Secretary of the Interior to promulgate regulations concerning the storage and disposal of coal ash.  This bill draws on the regulatory model for impoundments that is used for coal slurry management under the Surface Mining Control and Reclamation Act of 1977.  TVA understands that, at this time, further action on this bill has been postponed awaiting issuance of new federal regulations by the EPA.  Additional regulatory and legislative proposals to regulate coal ash ponds are possible.

On June 26, 2009, the House of Representatives passed H.R. 2454, the “American Clean Energy and Security Act of 2009.”  This bill is a comprehensive energy and climate change bill.  Its major impact would be the establishment of new requirements for the reduction of greenhouse gas emissions from a wide-range of sources, including electric utilities.  Under a new “cap and trade” program, allowances would be provided directly to retail electric suppliers, with requirements on such suppliers to utilize such allowances in a manner that would minimize the rate impacts on their retail customers.

H.R. 2454 would also establish a Federal Combined Efficiency and Renewable Electricity Standard (“CERES”), under which covered retail electric utilities would be required to meet a qualifying renewable energy/energy efficiency percentage of 20 percent by calendar year 2020.  As presently drafted, the CERES would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.  In addition, on June 17, 2009, the Senate Energy and Natural Resources Committee agreed upon original committee bill S.1462, supported by both Chairman Jeff Bingaman and Ranking Member Lisa Murkowski, which would establish a qualifying renewable electricity/energy efficiency percentage of 15 percent by calendar year 2021.  Like its House counterpart, the Senate version would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.

On April 24, 2009, the EPA published a proposal with two distinct findings regarding greenhouse gases under the CAA.  The EPA is proposing to find that the current and projected concentrations of six key greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations.  This is referred to as the endangerment finding.  The EPA is further proposing to find that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of the key greenhouse gases and hence to the threat of climate change.  This is referred to as the cause or contribute findings.  If the EPA proposals become final, these findings would allow regulation of CO2 and other greenhouse gases under the CAA and would require the EPA to issue emissions limits for greenhouse gases from automobiles and light trucks.  The endangerment finding is similar to findings that trigger regulation of other sources, including stationary sources such as electricity generating facilities, and could lead to regulation of greenhouse gas emissions from electric generating facilities and other sources.

For a discussion of additional environmental legislation and regulation, see Challenges During 2009 - New Generation - Renewables and Clean Energy and Environmental Matters.

TVA cannot accurately predict whether the initiatives discussed above will become law in the future and, if so, in what form and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors in the Annual Report and Part II, Item 1A, Risk Factors in this Quarterly Report.

Environmental Matters

Air Quality Control Developments

A federal appeals court on December 23, 2008, temporarily reinstated the EPA’s CAIR that would require 28 mostly eastern states – including those where TVA operates – to reduce emissions of SO2, NOx, and particulate matter.  The reinstatement will allow the EPA to rewrite the cap-and-trade portion of the rule to fix the flaws, in accordance with the court’s July decision in North Carolina v. EPA that vacated the cap-and-trade regulation.  The court declined to set a deadline for the EPA to rewrite the rule.  As discussed in the Annual Report, TVA plans to continue its previously announced emissions reduction program.  These plans were established based on the CAIR rule.

On December 22, 2008, the EPA designated areas throughout the U.S. as "non-attainment" and "unclassifiable/attainment" for the 24-hour national ambient air quality standard for PM2.5.  Two hundred eleven counties or parts of counties were designated as non-attainment based on the recommendations provided by states and tribes, as well as additional supporting information provided by states, tribes, and the public.  In the Tennessee Valley region, McCracken County and a portion of Muhlenberg County in Kentucky were designated as non-attainment.  TVA operates coal-fired power plants in both of these counties.  In Tennessee, Montgomery, Knox, Loudon, Anderson, and Blount counties, as well as portions of Humphreys, Stewart, and Roane counties around TVA’s power plants, were also designated as non-attainment.  These designations are currently under review as part of the new Administration’s plan for managing the federal regulatory process.  When final non-attainment designations become effective, state and local governments will be required to take steps to control fine particle pollution in non-attainment areas.  Those steps may include stricter controls on industrial facilities, including TVA’s power plants, and additional planning requirements for transportation-related sources.  States must submit their plans to the EPA within three years after the EPA makes final designations.  Areas are required to attain the standard no later than 5 years after the effective date of the designations.  The EPA may grant attainment date extensions for up to five additional years in areas with more severe PM2.5 problems as well as in areas where emissions control measures are not available or feasible.

In December 2008, TVA completed construction and began operation of the flue gas scrubber at Bull Run.  Bull Run is a single-unit plant with a capacity of 870 MWs located near Oak Ridge, Tennessee.  This state-of-the-art control system removes more than 90 percent of the plant’s SO2 emissions, and is one of the actions required by the court in its decision in the lawsuit brought by the State of North Carolina against TVA.  See Note 18 — Case Brought by North Carolina Alleging Public Nuisance.

Water Quality Control Developments

As reported in the Annual Report, the U.S. Supreme Court granted a petition filed by the Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC for review of the U.S. Court of Appeals for the Second Circuit remand of the EPA’s Phase II Rule for cooling water intakes.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  The Court limited its review to one issue: “Whether Section 316(b) of the CWA authorizes the EPA to compare costs with benefits in determining the ‘best technology available for minimizing adverse environmental impact' at cooling water intake structures.”  The Department of Justice and industry petitioners defended the EPA rule supporting the concept that costs under the rule should be limited to those that are “not significantly greater than” the benefits to be derived.  On April 1, 2009, the Supreme Court in Entergy Corp. v. Riverkeeper, Inc., agreed with the industry petitioners and ruled that the EPA can compare costs with benefits to determine the technology that must be used at cooling water intake structures.  This decision overturns the Second Circuit ruling that federal clean water law does not permit the EPA to consider the cost-benefit relationship in deciding the best technology available to minimize adverse environmental impact.  The matter now goes back to the Second Circuit for further proceedings.

On May 28, 2009, TVA met with TDEC to discuss TVA’s planned actions in 2009 with regard to operations at TVA's Cumberland to mitigate the impacts of the low river flow conditions experienced in the Cumberland River as a result of the Wolf Creek and Center Hill dam repairs being performed by the U.S. Army Corps of Engineers.  While the official state-issued permit limit for Cumberland remains unchanged, TVA agreed to take some additional mitigating steps with regard to plant operations, and perform additional monitoring to assess the impacts to fish and wildlife during the summer months.  TDEC was also informed that de-rating the plant was the best option for limiting the heat discharged to the river, that the temporary cooling towers installed in 2008 would not be restarted, and that TVA was initiating an engineering study for permanent cooling towers.

Hazardous Substances

General Waste Products Site.  General Waste Products, a facility located in Evansville, Indiana, was a scrap metal salvage yard that operated from the 1930s until 1998.  The original defendants in a CERCLA action have filed a third party complaint against TVA and others seeking cost contribution for cleanup of contamination from lead batteries and PCB transformers at the facility.  There is evidence that TVA sent scrap metal to the facility, but TVA has not found any records indicating that it sent batteries or PCB equipment.  There are two cleanup sites at the facility.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  No allocation of shares of clean up costs has been made at this time, so TVA’s share of the costs is uncertain at this time.  Trial is scheduled to begin on July 12, 2010.

Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into four phases:  two phases of soil cleanup; one phase of cleanup of off-site contamination in the downstream drainage basin; and one phase of supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is approximately $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group sued TVA and other potentially responsible parties in federal court regarding the two phases of soil cleanup.  TVA has agreed to settle this lawsuit and its potential liability for the two phases of soil cleanup for $0.3 million.  The settlement with respect to the first two phases does not prohibit TVA from having liability in connection with the other two phases or any natural resource damages.

Reportable Events

           Widows Creek Gypsum Pond.  A discharge from the gypsum containment pond at Widows Creek in Stevenson, Alabama, was discovered January 9, 2009, by contractors who were conducting a routine inspection.  The discharge stopped the same day it was discovered when the level of the pond reached the level of the exposed weir.  TVA determined that a cap had dislodged from an unused 36-inch standpipe in the gypsum pond which allowed water and gypsum to bypass the existing weir system and drain into the adjacent settling pond, filling it to capacity and causing it to overflow.  TVA notified appropriate federal and state authorities.  TVA filled the unused pipe with 120 cubic yards of grout.

The containment ponds hold gypsum, which is a byproduct of the limestone used in TVA’s scrubbers that clean SO2 from coal-plant emissions.  Although the gypsum from the Widows Creek is not sold commercially, gypsum contains calcium sulfate, which is commonly used in drywall for construction applications.  The released material contained water and a mixture of predominantly gypsum and some fly ash.

TVA is working with the EPA and the ADEM to continue to sample the water.  TVA also notified local water companies following the release.  The EPA and TVA are working from a formal testing plan, approved by ADEM, which includes taking water samples on the Tennessee River and Widows Creek.  The levels of metals, solids, and nutrients detected from the Tennessee River are below the national primary drinking water standards that apply to public water systems for treated water.

Dredging of Widows Creek began on April 18, 2009.  The dredge plan has been approved by ADEM and the U.S. Fish and Wildlife Services (“FWS”).  The plan includes considerations with the objective of ensuring that material is removed from Widows Creek using environmentally acceptable methods.  ADEM and FWS are currently evaluating any additional work that may be required.  All additional plans will be reviewed internally and will be approved concurrently with the NEPA Environmental Assessment.  Current estimates related to the remediation of the Widows Creek spill are approximately $9 million.

On April 3, 2009, ADEM issued a Notice of Violation and a Proposed Consent Order for several alleged violations of the Alabama Water Pollution Control Act at Widows Creek, including the January 9, 2009, gypsum pond discharge.  ADEM made a preliminary determination that the alleged violations warrant an enforcement action with a civil penalty, and also determined that the alleged violations were appropriate for resolution by Consent Order, a mechanism whereby TVA may agree to certain terms and conditions to resolve the violations without the need for more aggressive enforcement and litigation.  The Proposed Consent Order would require payment of a $25,000 civil penalty and submission of engineering reports related to storage impoundments at both Widows Creek and other TVA facilities in Alabama on a schedule defined in the Proposed Consent Order.  TVA has responded to the Proposed Consent Order and met with ADEM on May 22, 2009, to discuss the ongoing activities at the plant and the provisions of the Proposed Consent Order in more detail.  During the meeting, ADEM agreed that Colbert was the only other facility of interest with regard to submission of an engineering report.  On May 29, 2009, TVA submitted written comments on the Proposed Consent Order to ADEM.  TVA is awaiting a response from ADEM on the comments provided.

Ocoee Hydro Plant. On January 3, 2009, TVA opened the Ocoee No. 3 sluice gates to lower the reservoir elevation to prepare for work on Ocoee No. 2 Dam.  On January 4, 2009, large amounts of sediment were released downstream above Ocoee No. 2 Dam and around the Olympic Course, and a number of fish were killed.  On January 9, 2009, TDEC issued a Notice of Violation for the release of sediments, instructing TVA to cease sluicing operations from Ocoee No. 3 Dam and to restore the affected area of the Ocoee River to pre-event status.

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

On April 3, 2009, TDEC approved the operation of the sluice gates at Ocoee No. 3 Dam for flood risk management and recreational releases for the 2009 recreational season provided certain conditions are met regarding minimum pool elevation during sluicing, upstream operations, duration of releases, and onsite observation of the first two releases.

Legal

TVA is subject to various legal proceedings and claims that have arisen in the ordinary course of business.  These proceedings and claims include the matters discussed below which provide updates to the legal proceedings and claims discussed in the Annual Report.  TVA had accrued approximately $15 million as of June 30, 2009, with respect to the proceedings described in its Annual Report as updated below, as well as approximately $1 million with respect to other proceedings that have arisen in the normal course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.  See Item 3, Legal Proceedings in the Annual Report.

Legal Proceedings Related to Kingston Ash Pond Spill.  Seven lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee at Knoxville.

•
Mays v. TVA (proposed class action).  The Mays plaintiff claims to be a riparian owner on the Clinch River portion of Watts Bar Reservoir downstream from Kingston; he has sued on behalf of himself and others similarly situated.  The plaintiff seeks to represent a class of persons defined as riparian owners downstream from Kingston on the Clinch River and Emory River portions of Watts Bar Reservoir.  The complaint asserts private nuisance and seeks compensatory damages.

•
Blanchard v. TVA (proposed class action).  The Blanchard plaintiffs are eight individuals who have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property or reside in a defined area near Kingston.  The plaintiffs allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Giltnane v. TVA (proposed class action).  The Giltnane plaintiffs are six individuals and a business who have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property, reside, or conduct business within a 25-mile radius of Kingston.  The plaintiffsallege causes of action based in tort - negligent trespass, intentional trespass, negligence, gross negligence, strict liability, nuisance, and negligence per se.  The plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Raymond v. TVA.  The Raymond plaintiffs are 26 owners of property in the area of Kingston.  The plaintiffs allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Auchard v. TVA.  The Auchard plaintiffs are 277 adults and minors who allegedly own property and/or reside in the vicinity of the Kingston ash spill.  The plaintiffs allege causes of action based in tort – public nuisance, statutory public nuisance, private nuisance, trespass, negligence, gross negligence, negligence per se, negligent infliction of emotional distress, intentional infliction of emotional distress, strict liability for ultra-hazardous activity, and increased risk of future harm.  The plaintiffs seek compensatory damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Scofield v. TVA.  The Scofield plaintiffs are 18 individuals and a farm business.  The plaintiffs assert causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Long v. TVA (proposed class action).  The Long plaintiffs are 43 individuals who own property and/or reside in the vicinity of Kingston or do business in the area; they have sued on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of all similarly situated persons within a 10-mile radius of Kingston who have been injured in some way by the ash spill.  As to TVA, the plaintiffs assert causes of action based in tort law – negligence, gross negligence, recklessness, willful misconduct, wanton misconduct, negligence per se, trespass, nuisance, ultrahazardous activity, misrepresentation and/or fraud, medical monitoring, intentional infliction of emotional distress, and negligent infliction of emotional distress – and also assert NEPA claims under the Administrative Procedures Act.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.  The plaintiffs also named four TVA employees as defendants, alleging both state law torts and constitutional tort claims.

In response to the lawsuits, TVA has filed the following pending motions:

•	To dismiss all the tort claims on federal discretionary function grounds.

•	To dismiss all the inverse condemnation claims on the ground that the factual allegations are insufficient to state an inverse condemnation claim.

•
To dismiss all the punitive damages claims on the ground that such damages may not be recovered against TVA, a federal executive branch agency, because Congress has not expressly authorized such damages against TVA.

•	To dismiss all the jury demands against TVA because Congress has not provided a right to a jury trial against TVA in actions such as these.

•
To dismiss the NEPA claims in the Long case on the ground that the court is without jurisdiction to review TVA’s ongoing spill response activities because those activities are being conducted under CERCLA.

•
To dismiss the individual TVA employee defendants in the Long case because the state law claims are precluded by the Federal Employees Liability Reform and Tort Compensation Act of 1988, and the constitutional allegations are insufficient to state a Bivens cause of action.

TVA has received several notices of intent to sue under various environmental statutes from environmental groups and individuals.

As of June 30, 2009, TVA has acquired 121 tracts and paid approximately $61 million in connection with these acquisitions.  A portion of this amount has been recorded as property, plant, and equipment, and a portion has been charged to expense.  In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and it expects to receive additional claims.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in the States of Tennessee, Alabama, and Kentucky constitute public nuisances.  North Carolina asked the court to impose caps on emissions of certain pollutants from TVA’s coal-fired plants that North Carolina considers to be equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from the Bull Run, Kingston, John Sevier Fossil Plant (“John Sevier”), and Widows Creek constitute a public nuisance.  The first three plants are located in Tennessee, and Widows Creek is located in Alabama.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas scrubbers and SCRs currently operating at Bull Run be properly maintained and operated year round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRS be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

Additionally, the court required units at the named plants to meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.  Finally, the court required TVA’s CEO to make semi-annual reports to the court of TVA’s progress in complying with the order.

TVA was already in the process of performing or planning to perform some of the actions ordered by the court.  For example, the court’s requirements with respect to Bull Run and Kingston are consistent with TVA’s current operating procedures and construction schedule, and the modernization of the two existing Widows Creek scrubbers has been completed.  The court’s order will require TVA to accelerate its schedule in some cases, such as by adding scrubbers and SCRs at John Sevier by December 31, 2011, when the previous schedule called for completing the scrubbers in mid-2012 and completing the SCRs by 2015.  The court-ordered scrubbers and SCRs at Widows Creek Unit 1-6 were not in TVA’s previous clean air plan.  Advancing the construction schedule or taking additional actions will likely increase TVA’s expenses or cause TVA to change the way it operates these facilities.

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in fiscal years 2009 through 2014.  Of this amount, TVA was already planning to spend approximately $0.6 billion before the court issued its order.  These costs represent the clean air capital costs for John Sevier and Widows Creek Units 1-6.  While Bull Run, Kingston, and Widows Creek Units 7-8 were named in the court order, the clean air controls required by the order for these units are already complete or near completion; accordingly, the order did not affect the capital costs for these units.  There could be other cost impacts, including fuel, variable operations and maintenance expense, and fixed operations and maintenance expense, and those costs are under evaluation.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit.  TVA also filed a motion requesting the district court to stay its injunction during the appeal process.

Case Involving Opacity at Colbert Fossil Plant.  On September 16, 2002, the Sierra Club, and the Alabama Environmental Council filed a lawsuit in the United States District Court for the Northern District of Alabama alleging that TVA violated CAA opacity limits applicable to Colbert between July 1, 1997, and June 30, 2002.  The plaintiffs sought a court order that would have required TVA to incur substantial additional costs for environmental controls and pay civil penalties of up to approximately $250 million.  The district court initially dismissed the complaint, finding that the challenged emissions were within Alabama’s two percent de minimis rule, which provided a safe harbor if nonexempt opacity monitor readings over 20 percent did not occur more than two percent of the time each quarter.  On November 22, 2005, the United States Court of Appeals for the Eleventh Circuit (“Eleventh Circuit”) affirmed the district court’s dismissal of the claims for civil penalties but held that the Alabama de minimis rule was not applicable because Alabama had not yet obtained the EPA’s approval of that rule.  The case was remanded to the district court for further proceedings.  The district court held that TVA had exceeded the 20 percent opacity limit (measured in six minute intervals) at various times between January 3, 2000, and September 30, 2002.  On January 6, 2009, after a remedies trial in December 2008, the district court dismissed the case, finding that the plaintiffs had not established that a permanent injunction against TVA was justified, and that the case was moot.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review requirements of the CAA when TVA repaired Bull Run.  The trial was completed the week of July 7, 2009.  TVA has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.  It is uncertain whether there would be significant increased costs to TVA.

Case Involving AREVA Fuel Fabrication.  On April 19, 2007, AREVA filed suit in the United States District Court for the Eastern District of Tennessee, alleging that a contract with TVA and AREVA’s predecessor required TVA to purchase certain amounts of fuel fabrication services for TVA’s Bellefonte Nuclear Plant and/or to pay a cancellation fee.  The parties have agreed to a settlement under which TVA will pay AREVA $18 million in six annual installments of $3 million, ending in 2013.  If AREVA, or any affiliate, performs work for TVA during this period and the invoiced amount is at least $20 million above amounts set forth in the agreement, TVA’s annual payment will be reduced by $1 million for each such $20 million.  The case was dismissed on February 17, 2009.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants disposed of hazardous materials at the General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  The other third-party defendants are General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville.  This action was brought by the Evansville Greenway PRP Group, a group of entities who are currently being sued in the underlying case for disposing of hazardous materials at the sites, in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  While the complaint does not specify the exact types of hazardous substances at issue, a subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involved lead from batteries and PCBs from transformers.  TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  Trial is scheduled to begin on July 12, 2010.

Case Involving the Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with EPA.  The cleanup effort has been divided into four phases:  two phases of soil cleanup; one phase of cleanup of off-site contamination in the downstream drainage basin; and one phase of supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is approximately $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group sued TVA and other potentially responsible parties in federal court regarding the two phases of soil cleanup.  TVA has agreed to settle this lawsuit and its potential liability for the two phases of soil cleanup for $0.3 million.  The settlement with respect to the first two phases does not resolve any potential liability in connection with the other two phases or any natural resource damages.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 1 and 2.  In August 2008, TVA asked the NRC to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9, 2009, NRC issued an order to TVA reinstating the construction permits for Bellefonte Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit asking the court to review the NRC’s decision to reinstate the construction permits.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance of Clean Energy (“SACE”) filed a petition to intervene, requested a hearing, and raised several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed the petitioners, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  Briefs were filed on June 3 and 10, 2009.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.  TVA submitted its COLA to the NRC for Bellefonte Units 3 and 4 in October 2007.  If approved, the license to build and operate the plant would be issued to TVA.  Obtaining the necessary license would give TVA more certainty about the cost and schedule of a nuclear option for future decisions.  The COLA for two AP1000 reactors at Bellefonte was docketed by the NRC on January 18, 2008, indicating the NRC found it complete and technically sufficient to support the NRC’s more detailed reviews.

On June 6, 2008, a joint petition for intervention and a request for a hearing was submitted to the NRC by BEST, BREDL, and SACE.  The petition raised 19 potential contentions with respect to TVA’s COLA.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to one of the petitioners and accepted four of the 19 contentions submitted by the remaining two petitioners.  The admitted contentions involved questions about the estimated costs of the new nuclear plant, the storage of low-level radioactive waste, and the impact of the facility’s operations, in particular the plant intake, on aquatic species.  In February 2009, the NRC dismissed the contentions related to low-level radioactive waste.  A hearing on the remaining contentions will be conducted in the future.

The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 15, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised several contentions including contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of a spent fuel repository and a safe means of interim spent fuel storage at nuclear plant sites.  TVA plans to respond to these contentions by August 7, 2009.

Completion of Browns Ferry Unit 1, Team Incentive Fee Pool Claims.  Under the contracts for the restart of TVA’s Browns Ferry Unit 1, TVA and the engineering and construction contractors, Bechtel Power Corporation (“Bechtel”) and Stone & Webster Construction Inc. (“Stone and Webster”), respectively, are to share in a team incentive fee pool funded from cost savings based on under runs in the budgets for their respective work scopes.  In 2008, Bechtel agreed to settle its team incentive fee claim for a payment of $15 million, conditioned upon Bechtel receiving an additional payment equal to any amount over $15 million that Stone and Webster receives in resolution of its team incentive fee claim.  On August 20, 2008, the TVA Board approved a proposed settlement of various claims with Stone and Webster for consideration in the amount of approximately $29 million, of which approximately $16 million represented Stone and Webster’s Team Incentive Fee Pool claim recovery.

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in the States of Alabama, Kentucky, and Tennessee.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s New Source Review enforcement initiative.  TVA has responded to this request.  The EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

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

Litigation with Potential Impact on TVA

Case Involving State of Alabama’s Revised Opacity Rule.  On December 12, 2008, Alabama Environmental Council, Sierra Club, Inc., Natural Resources Defense Council, and Our Children’s Earth Foundation filed a petition for review in the U.S. Court of Appeals for the Eleventh Circuit seeking review of a final EPA rule approving revisions to the visible emissions (opacity) portion of the Alabama State Implementation Plan.  TVA, Alabama Power Company, and ADEM have been allowed to intervene in this litigation.  On April 3, 2009, the EPA granted a petition for reconsideration of the rule, and on April 6, 2009, Alabama Power Company petitioned for review of that EPA decision.  On April 9, 2009, the EPA moved for a voluntary remand in order to reconsider its approval of the rule.  Alabama Power Company, the ADEM, and TVA filed oppositions to the EPA’s remand motion.

Case Involving North Carolina’s Petition to the EPA.  In 2005, North Carolina petitioned the EPA under Section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, the EPA denied the North Carolina petition primarily on the basis that CAIR remedies the problem.  In June 2006, North Carolina filed a petition for review of the EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of the EPA’s decision to deny North Carolina’s Section 126 petition.  The D.C. Circuit ordered the parties, including TVA, to file new briefs in the case and to address what should happen if the court vacates CAIR.  On March 5, 2009, the D.C. Circuit remanded the case to the EPA for reconsideration of its decision to deny North Carolina’s petition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation has been performed under the supervision of TVA management (including the president and chief executive officer) and members of the disclosure control committee (including the chief financial officer and the vice president and controller) of the effectiveness and the design of TVA’s disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the president and chief executive officer and members of the disclosure control committee (including the chief financial officer and the vice president and controller) concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed in reports TVA files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  This includes controls and procedures designed to ensure that such information is accumulated and communicated to TVA management, including the president and chief executive officer, the disclosure control committee, and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See the Annual Report and Note 18 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal — Litigation with Potential Impact on TVA in this Quarterly Report for a discussion of legal proceedings affecting TVA.

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

Strategic Risk
•
TVA could become subject to regulation of CCP.  There is a risk that CCP may be strictly regulated by federal and state government in a way that adversely affects TVA.  As a result of the incident at Kingston and other non-TVA incidents involving coal combustion facilities, the EPA has committed to issue new federal regulation governing the management of CCP, including fly ash, by December 31, 2009.  These regulations may require TVA to make additional capital expenditures, increase TVA’s operating and maintenance costs, or lead to TVA’s retiring certain facilities.

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
10.1
Amendment Dated as of May 13, 2009, to Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 15, 2009, File No. 000-52313)

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

Date: July 31, 2009                                                                                                          TENNESSEE VALLEY AUTHORITY
                                    (Registrant)

By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kimberly S. Greene
Kimberly S. Greene
Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment Dated as of May 13, 2009, to Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 15, 2009, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer