Form 10-K
period 2009-09-30
Tennessee Valley Authority
filed 2009-11-25
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2009
 OR
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
Yes ☐  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

GLOSSARY OF COMMON ACRONYMS
The following terms or acronyms frequently used in this Annual Report on Form 10-K (the “Annual Report”) are defined below:

Term or Acronym	Definition
ADEM	Alabama Department of Environmental Management
AFUDC	Allowance for funds used during construction
ART	Asset Retirement Trust
ARO	Asset retirement obligation
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CERES	Combined Efficiency and Renewable Electricity Standard
CO2	Carbon dioxide
COLA	Cost of living adjustment
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
EIS	Environmental Impact Statement
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
FWS	Fish and Wildlife Service
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MACT	Maximum achievable control technology
MtM	Mark-to-market
MW	Megawatt
Moody’s	Moody’s Investors Service, Inc.
mmBtu	Million British thermal unit(s)
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
PCB	Polychlorinated biphenyls
REIT	Real estate investment trust
RFP	Request for proposal
SCR	Selective catalytic reduction systems
SERP	Supplemental executive retirement plan
SO2	Sulfur dioxide
S&P	Standard & Poor’s Rating Services
SSPL	Seven States Power Corporation
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment and Conservation
TVARS	Tennessee Valley Authority Retirement System

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” or other similar expressions.

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•
New or changed laws, regulations, and administrative orders, including those related to environmental matters, and the costs of complying with these new or changed, as well as existing, laws, regulations, and administrative orders;

•	Unplanned contributions to TVA’s pension or other post-retirement benefit plans or to TVA’s nuclear decommissioning trust (“NDT”);
•
Significant delays or cost overruns associated with the cleanup and recovery activities associated with the ash spill at TVA’s Kingston Fossil Plant (“Kingston”) or in construction of generation and transmission assets;

•	Fines, penalties, and settlements associated with the Kingston ash spill;
•	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
•	Significant changes in demand for electricity;
•	Loss of customers;
•	The performance or failure of TVA’s generation, transmission, and related assets (including facilities such as coal combustion product facilities);
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility and disruption of purchased power supplies;
•	Events at transmission lines and other facilities not operated by TVA, including those that affect the supply of water to TVA’s generation facilities;
•	Inability to obtain regulatory approval for the construction of assets;
•	Weather conditions;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•
Catastrophic events such as fires, earthquakes, solar events, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates, currency exchange rates, and inflation rates;
•       Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Changes in the market for TVA’s debt, changes in TVA’s credit rating, or limitations on TVA’s ability to borrow money;
•	Changes and volatility in the economy and financial markets;
•	Inability to eliminate identified deficiencies in TVA’s systems, standards, controls, and corporate culture;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards including any change that would eliminate TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining a qualified workforce;
•	Changes in technology;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred; and
•	Unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2009, 2008, etc.) in this Annual Report refer to TVA’s fiscal years ended September 30.  References to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by “CY”, are to calendar years.

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

                                PART I

ITEM 1.  BUSINESS

The Corporation

In response to a proposal by President Franklin D. Roosevelt, in 1933, the U.S. Congress created TVA, a government corporation.  TVA was created, among other things, to improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River System and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.  In 2009, the revenues generated from TVA’s electricity sales were $11.1 billion and accounted for virtually all of TVA’s revenues.

TVA also manages the Tennessee River and its tributaries — the fifth largest river system in the United States — to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, and economic development.  TVA’s management of the Tennessee River and its tributaries will sometimes be referred to as TVA’s “stewardship” program in this Annual Report.

Initially, all TVA operations were funded by federal appropriations.  Direct appropriations for the TVA power program ended in 1959, and appropriations for TVA’s stewardship, economic development, and multipurpose activities ended in 1999.  Since 1999, TVA has funded all of its operations almost entirely from the sale of electricity and power system financings.  TVA’s power system financings consist primarily of the sale of debt securities.  TVA is owned by the United States and is not authorized to issue equity securities.

Service Area

The area in which TVA sells power, its service area, is defined by two federal statutes: the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”) and an amendment to the Federal Power Act (“FPA”) known as the “anti-cherrypicking” provision.

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

Correspondingly, the FPA, primarily through the anti-cherrypicking provision, prevents the Federal Energy Regulatory Commission (“FERC”) from ordering TVA to provide access to its transmission lines to others for the purpose of using TVA’s transmission lines to deliver power to customers within substantially all of TVA’s defined service area.  As a result, the anti-cherrypicking provision reduces TVA’s exposure to loss of customers.

Sales of electricity account for substantially all of TVA’s operating revenues.  TVA’s revenues by state are detailed in the table below.

Operating Revenues For the years ended September 30 (in millions)
	2009	2008	2007
Electricity sales by state
Alabama	$1,526	$1,410	$1,264
Georgia	264	238	206
Kentucky	1,252	1,192	1,084
Mississippi	1,017	923	804
North Carolina	58	50	58
Tennessee	6,970	6,389	5,740
Virginia	51	37	7
Subtotal	11,138	10,239	9,163
Sale for resale	4	13	17
Subtotal	11,142	10,252	9,180
Other revenues	113	130	146
Operating revenues	$11,255	$10,382	$9,326

TVA SERVICE AREA

Customers

TVA is primarily a wholesaler of power.  It sells power to distributor customers, consisting of municipalities and cooperatives that then resell the power to their customers at a retail rate.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power that is excess to the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other electric systems.

Operating revenues by customer type for each of the last three years are set forth in the table below.  In this table, sales to industries directly served are included in Industries directly served, and sales to federal agencies directly served and to exchange power customers are included in Federal agencies and other.

Operating Revenues by Customer Type For the years ended September 30 (in millions)

	2009	2008	2007
Municipalities and cooperatives	$9,644	$8,659	$7,847
Industries directly served	1,367	1,472	1,221
Federal agencies and other
Federal agencies directly served	127	108	95
Off-system sales	4	13	17
Subtotal	11,142	10,252	9,180
Other revenues	113	130	146
Operating revenues	$11,255	$10,382	$9,326

Municipalities and Cooperatives

Revenues from distributor customers accounted for 86 percent of TVA’s total operating revenues in 2009.  At September 30, 2009, TVA had wholesale power contracts with 158 municipalities and cooperatives.  Each of these contracts requires distributor customers to purchase all of their electric power and energy requirements from TVA.

All distributor customers purchase power under one of three basic termination notice arrangements:

•	Contracts that require five years’ notice to terminate;
•	Contracts that require 10 years’ notice to terminate; and
•	Contracts that require 15 years’ notice to terminate.

The number of distributor customers with the contract arrangements described above, the revenues derived from such arrangements in 2009, and the percentage of TVA’s 2009 total operating revenues represented by these revenues are summarized in the table below.

TVA Distributor Customer Contracts As of September 30, 2009
Contract Arrangements*	Number of Distributor Customers	Sales to Distributor Customers in 2009	Percentage of Total Operating Revenues in 2009
	(in millions)
15-year termination notice	5	$105	0.9%
10-year termination notice	48	3,174	28.2%
5-year termination notice	103	6,310	56.1%
Termination notice given**	2	55	0.5%
Total	158	$9,644	85.7%
Notes
*Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Also, under TVA’s contract with Bristol Virginia Utilities, a five-year termination notice may not be given until January 2018.
**One contract is due to terminate in December 2009, and the second is due to terminate in January 2010.

TVA’s two largest distributor customers — Memphis Light, Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2009, sales to MLGW and NES accounted for 9 percent and 8 percent, respectively.

The power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the wholesale rates established by the TVA Board.  Beginning with 2007, rates were automatically adjusted quarterly pursuant to a formula reflecting changing costs of fuel, purchased power, and emissions allowances.  Effective October 1, 2009, rates will be so adjusted on a monthly basis rather than a quarterly basis.  The periodic adjustment to reflect the changing costs of fuel, purchased power, and emission allowances is called the fuel cost adjustment (“FCA”).  TVA and distributor customers are also discussing a rate change proposal that would revise the wholesale rate structure to implement wholesale demand and energy rates in place of the end-use rates currently in effect. See Item 1, Business — Rate Actions.

Under section 10 of the TVA Act, the TVA Board is authorized to regulate the municipal and cooperative distributors of TVA power to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  The TVA Board regulates distributor customers primarily through the provisions of TVA’s wholesale power contracts.  All of the power contracts between TVA and the distributor customers require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class, and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the distributor customers are used only for electric system purposes.  Furthermore, almost all of these contracts specify the specific resale rates and charges at which the distributor customers must resell TVA power to their customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.  The regulatory provisions in TVA’s wholesale power contracts help carry out the TVA Act’s objective of providing for an adequate supply of power at the lowest feasible rates.

Other Customers

Revenues from industrial customers directly served accounted for 12 percent of TVA’s total operating revenues in 2009.  In 2009, contracts for customers directly served were generally for terms ranging from five to 10 years.  These contracts are subject to termination by TVA or the customer upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

The United States Enrichment Corporation (“USEC”) is TVA’s largest industrial customer directly served.  Sales to USEC for its Paducah, Kentucky facility represented 5 percent of TVA’s total operating revenues in 2009.  TVA’s current contract with USEC expires on May 31, 2012.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.  In January 2004, USEC announced its decision to construct a new commercial centrifuge facility in Piketon, Ohio, which is outside TVA’s service area.  TVA believes that if the facility is constructed, USEC would reduce its electricity purchases at the Paducah, Kentucky facility from about 2,000 megawatts (“MW”) at its peak to less than 50 MW.  On August 4, 2009, the U.S. Department of Energy (“DOE”) and USEC announced a decision to delay DOE’s final review of a USEC loan guarantee application for the Piketon, Ohio facility.  In light of this event, it is possible that the Paducah, Kentucky facility may continue to operate until CY 2017 or CY 2018.

Rate Authority

TVA is self-regulated with respect to rates, and the TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power.  These rates are not subject to judicial review or to review or approval by any state or federal regulatory body.

Under the TVA Act, TVA is required to charge rates for power which will produce gross revenues sufficient to provide funds for:

•	Operation, maintenance, and administration of its power system;
•	Payments to states and counties in lieu of taxes (“tax equivalents”);
•	Debt service on outstanding indebtedness;
•	Payments to the U.S. Treasury in repayment of and as a return on the government’s appropriation investment in TVA’s power facilities (the “Power Facility Appropriation Investment”); and
•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding bonds, notes, or other evidences of indebtedness (“Bonds”) in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.

In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.

In setting rates to cover the costs set out in the TVA Act, TVA uses a debt-service coverage (“DSC”) methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology.  The DSC method ensures that an organization will be able to cover its operating costs and to satisfy its obligations to pay principal and interest on debt.  This ratemaking approach is particularly suitable for use by enterprises financed primarily, if not entirely, by debt capital, such as TVA.

TVA’s rate requirements (or projected costs) are calculated under the DSC method as the sum of the following components:

•	Fuel and purchased power costs;
•	Operating and maintenance costs;
•	Tax equivalents; and
•	Debt service coverage.

This methodology reflects the cause-and-effect relationship between a regulated entity’s costs and the corresponding rates the entity charges for its regulated products and services.  Once the revenue requirements (or projected costs) are determined, this amount is compared to the projected revenues for the year in question, at existing rates, to arrive at the shortfall or surplus of revenues as compared to the projected costs.  Subject to TVA Board approval, power rates would be adjusted to a level sufficient to produce revenues approximately equal to projected costs.  In addition, as discussed above, the rates established under the DSC method are adjusted by the FCA.

Under accounting principles generally accepted in the United States of America (“GAAP”), TVA is entitled to use regulatory accounting.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers.  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  Further, TVA’s Board has the discretion to determine when costs will be recovered in rates.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable or any of the other factors described above cease to be applicable, TVA would be required to write off these regulatory assets or liabilities.  Most regulatory asset or liability write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Rate Actions

2009 Rate Adjustment

On August 20, 2008, the TVA Board approved a 3 percent increase in the base portion of TVA’s firm wholesale rates effective October 1, 2008.  A quarterly FCA increase of 17 percent also became effective on October 1, 2008.  This FCA increase was followed by quarterly FCA reductions of 6 percent, 7 percent, and 4 percent, respectively, on January 1, 2009, April 1, 2009, and July 1, 2009.  In addition, pursuant to a revised FCA formula approved by the TVA Board at its August 20, 2009 meeting to convert the FCA to monthly rather than quarterly operation, TVA reduced its FCA for the billing month beginning October 1, 2009, by an average of 11 percent on the average firm wholesale rate.  The combined FCA reductions more than offset the 17 percent FCA increase on October 1, 2008, and resulted primarily from lower than forecasted fuel and purchased power costs and lower sales.  On August 20, 2009, the TVA Board also approved a nine percent increase to the base rate portion of TVA’s firm wholesale electric rates, effective October 1, 2009.  The 9 percent increase in base wholesale rates results in an 8 percent increase on the average firm wholesale rate for end-use customers when the FCA component is considered in the total rate.

Current Rate Structure

TVA’s existing rate structure with its distributors is based on end-use customer demand and/or energy consumption.  Under this rate structure, wholesale charges are specified for each customer classification, and each distributor’s wholesale bill reflects the application of these charges to its actual end-use consumers’ volumes within each classification.  A demand and energy rate structure applies to TVA’s directly served customers.

Proposed Rate Change

On July 8, 2009, in accordance with the rate change provisions of its wholesale power contracts, TVA issued a letter to its distributor customers proposing the implementation of a new rate structure in 2010.  This letter initiated a required negotiation period during which TVA is seeking to reach agreement with distributors on the proposed changes to wholesale and retail rates.  The proposed changes are not intended to provide additional revenue for TVA; however, individual distributors and end-use customers may see some effects on their bills.  The proposed rate structures would provide price signals intended to incentivize distributors and end-use customers to shift energy usage from high cost periods to less expensive periods.  For distributors, the wholesale rates would initially be a demand and energy rate with an option for a time-of-use rate.  TVA is proposing to have all distributors on a time-of-use wholesale rate structure by no later than April 2012.  For directly served customers and distributor-served customers with loads in excess of 5 MW, TVA is proposing a time-of-use rate structure.  Under the power contract rate change provisions, if agreement is not reached by January 4, 2010, the TVA Board may thereafter, upon not less than 30 days’ notice, place into effect the changes that it determines to be appropriate.

Current Power Supply

General

Power generating facilities operated by TVA at September 30, 2009, included 29 conventional hydroelectric sites, one pumped storage hydroelectric site, 11 coal-fired sites, three nuclear sites, 11 combustion turbine sites, two diesel generator sites, one wind energy site, one digester gas site, one biomass cofiring site, and 15 solar energy sites.  In addition, TVA acquires power under power purchase agreements of varying duration as well as short-term contracts of less than 24-hours in duration.

On average, TVA’s generation fleet is among the oldest of any utility in the southeastern United States.  As of September 30, 2009, the weighted average age of TVA’s coal-fired generation assets was 47 years.  During recent years, TVA has invested substantially less in maintaining its generation assets than surrounding utilities.  Although TVA is planning to increase its maintenance expenditures on its generating assets in 2010, some assets may not operate as planned in the future in light of their age.

The following table summarizes TVA’s net generation in millions of kilowatt-hours (“kWh”) by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Operated Generation Facilities For the years ended September 30 (millions of kWh)
	2009		2008		2007		2006		2005

Coal-fired	76,794	53%	98,752	62%	100,169	64%	99,598	64%	98,361	62%
Nuclear	53,047	37%	51,371	33%	46,441	30%	45,313	29%	45,156	28%
Hydroelectric	11,421	8%	6,685	4%	9,047	6%	9,961	6%	15,723	10%
Combustion turbine and diesel generators	3,481	2%	1,386	1%	705	<1%	613	<1%	595	<1%
Renewable resources (non-hydro)	29	<1%	39	<1%	27	<1%	36	<1%	47	<1%
Total	144,772	100%	158,233	100%	156,389	100%	155,521	100%	159,882	100%

Net Capability

The following table summarizes the summer net capability in MW TVA had available as of September 30, 2009:

SUMMER NET CAPABILITY1 As of September 30, 2009
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service
TVA-OPERATED GENERATING FACILITIES
Coal-Fired
Allen	Tennessee	3	741	1959	1959
Bull Run	Tennessee	1	870	1967	1967
Colbert	Alabama	5	1,184	1955	1965
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
John Sevier	Tennessee	4	704	1955	1957
Johnsonville	Tennessee	10	1,206	1951	1959
Kingston	Tennessee	9	1,425	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee	Kentucky	10	1,330	1953	1956
Widows Creek	Alabama	8	1,604	1952	1965
Total Coal-Fired		59	14,711

Nuclear
Browns Ferry	Alabama	3	3,242	1974	1977
Sequoyah	Tennessee	2	2,282	1981	1982
Watts Bar	Tennessee	1	1,100	1996	1996
Total Nuclear		6	6,624

Hydroelectric
Conventional Plants	Alabama	36	1,188	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	225	1944	1948
	North Carolina	6	495	1940	1956
	Tennessee	60	1,898	1912	1972
Pumped Storage	Tennessee	4	1,653	1978	1979
Total Hydroelectric		113	5,494

Natural Gas & Oil-Fired2
Allen	Tennessee	20	452	1971	1972
Brownsville	Tennessee	4	460	2008	2008
Caledonia	Mississippi	3	768	2007	2007
Colbert	Alabama	8	384	1972	1972
Gallatin	Tennessee	8	588	1975	2000
Gleason	Tennessee	3	494	2007	2007
Johnsonville	Tennessee	20	1,104	1975	2000
Kemper	Mississippi	4	304	2001	2001
Lagoon Creek	Tennessee	12	932	2002	2002
Marshall County	Kentucky	8	608	2007	2007
Southaven	Mississippi	3	777	2008	2008
Total Natural Gas & Oil-Fired		93	6,871

Diesel Generator
Meridian	Mississippi	5	9	1998	1998
Albertville	Alabama	4	4	2000	2000
Total Diesel Generators		9	13

Renewable Resources (non-hydro)			3

Total TVA Generating Facilities			33,716

POWER PURCHASE AND OTHER AGREEMENTS			2,774
Total Summer Net Capability			36,490
Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period.
(2) See Item 1, Business — Current Power Supply — Combustion Turbine Facilities for a discussion of the natural gas and oil-fired facilities operated by TVA.

Coal

TVA has 11 coal-fired power sites consisting of 59 units.  At September 30, 2009, these facilities accounted for 14,711 MW of summer net capability.  TVA began its fossil-plant construction program in the 1940s and its coal-fired units were placed in service between 1951 and 1973.

TVA anticipates that clean air regulations will require that all coal-fired plants eventually have clean air controls, consisting of scrubbers and selective catalytic reduction systems (“SCRs”) for sulfur dioxide (“SO2”), nitrogen oxide (“NOx”), and mercury control.  Also, TVA expects that legislation will eventually require it to reduce carbon dioxide (“CO2”) emissions or purchase CO2 allowances. Although TVA uses scrubbers on its largest generating units and low sulfur coal on other units to remove SO2, and SCRs and other controls to reduce NOx emissions, several of TVA’s older coal-fired plants do not have clean air controls, and their lower efficiency leads to higher CO2 emission rates.  These less efficient units have been less economical in recent periods.  Due to the age, lower capacity, and lower efficiency of some plants, it may not be economical to install new clean air controls; accordingly, TVA may choose to retire some coal-fired units.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges During 2009 for a discussion of the challenges of dealing with coal combustion byproducts, and Note 7 for a discussion of the Kingston ash spill.

Nuclear

TVA has three nuclear sites consisting of six units in operation.  The units at Browns Ferry Nuclear Plant are boiling water reactor units and the units at the Sequoyah and Watts Bar Nuclear Plants are pressurized water reactor units.  At September 30, 2009, these facilities accounted for 6,624 MW of summer net capability.  In addition, construction has resumed on Watts Bar Unit 2, and that unit is scheduled to be placed in service in the fall of CY 2012. Statistics for each of these units are included in the table below.

TVA Nuclear Power As of September 30, 2009
Nuclear Unit	Status	Installed Capacity (MW)	Net Capacity Factor for 2009	Date of Expiration of Operating License	Date of Expiration of Construction Permit

Sequoyah Unit 1	Operating	1,221	87.3	2020	—
Sequoyah Unit 2	Operating	1,221	93.6	2021	—
Browns Ferry Unit 1	Operating	1,150	80.6	2033	—
Browns Ferry Unit 2	Operating	1,190	79.2	2034	—
Browns Ferry Unit 3	Operating	1,190	95.1	2036	—
Watts Bar Unit 1	Operating	1,230	96.0	2035	—
Watts Bar Unit 2	Construction resumed in December 2007	—	—	—	2013

On August 5, 2009, TVA notified the NRC of its intent to submit license renewal applications for both Sequoyah Nuclear Plant units in the third quarter of 2013.  If approved, the licenses for both units would be extended by an additional 20 years.  Prior to the 2013 submittal date, TVA will prepare a detailed application and perform the necessary environmental reviews.  After submittal, the NRC reviews are expected to take up to three years.

See Item 1, Business — Environmental Matters — Spent Nuclear Fuel for a discussion of spent nuclear fuel, Item 1, Business — Environmental Matters — Low-Level Radioactive Waste for a discussion of low-level radioactive waste, Note 20 — Contingencies — Decommissioning Costs for a discussion of TVA’s nuclear decommissioning liabilities and related trust, and Note 20 — Contingencies — Nuclear Insurance for a discussion of nuclear insurance, which discussions are incorporated herein by reference.

Hydroelectric

TVA maintains 29 conventional hydroelectric dams throughout the Tennessee River system and one pumped-storage facility for the production of electricity.  At September 30, 2009, these facilities accounted for 5,494 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors outside TVA’s control, including the amount of precipitation, runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generation is also dependent upon the availability of its hydroelectric generation plants, which is in TVA’s control.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  In addition, four hydroelectric dams owned by Alcoa Power Generating, Inc. on the Little Tennessee River and eight U.S. Army Corps of Engineers dams on the Cumberland River contribute to the TVA power system.  With drought conditions easing in TVA’s service area in 2009, TVA realized increased conventional hydroelectric generation.  See Item 1, Business — Weather and Seasonality.

TVA’s Hydro Modernization Program (“HMOD”) began in 1992 to address reliability issues on a majority of its conventional hydroelectric units and on its Raccoon Mountain pumped storage facility.  As currently planned, the HMOD program is scheduled to be completed in 2030.  As of September 30, 2009, updates to 57 hydroelectric units had been completed.  The capacity gain has been 564 MW, and the average efficiency gain has been 5.0 percent.  There are 38 units remaining to be updated for reliability and/or capacity increases.

A preliminary analysis that was part of TVA’s update to its hydrology model indicated that dam overtopping would occur at four TVA dams under the model’s assumptions that define “probable maximum flood” levels.  While the “probable maximum flood” is an extremely unlikely event, TVA is taking actions with the aim of ensuring that overtopping would not occur even under these conditions.  TVA plans to implement interim dam modifications by January 1, 2010.  Permanent dam modifications are being planned to prevent the “probable maximum flood” from overtopping these dams, and cost estimates, which could reach several tens of millions of dollars per dam, are being prepared.

As a result of the update, TVA is performing additional hydrologic assessments at most of its other dams to determine how many of these dams may also be susceptible to unacceptable overtopping during the “probable maximum flood.”  The total financial impact of permanent modifications to any additional dams which may be identified as a result of the ongoing assessment will be determined as these assessments are completed in 2010.

Combustion Turbine Facilities

As of September 30, 2009, TVA operated 93 combustion turbine units, 87 of which are simple cycle and six of which are combined cycle.  The simple cycle units provide a maximum of 5,326 MW of summer net capability.  The six combined cycle units provide a maximum of 1,545 MW of summer net capability.  Eighty of the simple cycle units are fueled by either natural gas or diesel fuel.  The remaining seven simple cycle units as well as the six combined cycle units were fueled by natural gas only.  Seventy-six of the simple cycle units are capable of quick-start response allowing full generation capability in approximately 10 minutes.  TVA uses combustion turbines as peaking or backup units.  Their relatively low capital requirement and quick start-up capabilities make them favorable for intermittent operation to generate power at periods of high demand or to provide ancillary services.  Additionally, low natural gas prices during 2009 have made these units more economical to operate.  As of September 30, 2009, 24 of the simple cycle combustion turbine units were leased by private entities and leased back to TVA under long-term leases, and TVA leases the three Caledonia combined cycle units under a long term lease.  In addition, as of September 30, 2009, Seven States Southaven, LLC (“SSSL”) owned an undivided 90 percent interest in the three Southaven combined cycle units, and TVA has entered into an agreement under which TVA leases SSSL’s undivided 90 percent interest in Southaven and operates the entire facility through April 30, 2010.  For additional details, see Note 11.

Diesel Generators

TVA has two diesel generator plants consisting of nine units.  At September 30, 2009, these facilities provided 13 MW of summer net capability.

Renewable Resources

TVA has one wind energy site with three wind turbines, one biomass cofiring site, one digester gas cofiring site, and 15 solar energy sites.  At September 30, 2009, the digester gas cofiring site provided TVA with about three MW of renewable summer net capability.  In addition, the wind energy site, the solar energy sites, and the biomass cofiring site provided additional capability, but because of the nature of this capability, it is not considered to be summer net capability.

Purchased Power and Other Agreements

Prices for purchased power were 36 percent lower in 2009 than in 2008, and at times during 2009 it was cheaper for TVA to purchase power than to operate some of its less efficient generation plants.  As a result, TVA purchased 5.7 percent more power in 2009 than in 2008.

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2009, TVA acquired 27 percent of the power that it purchased on the power spot market, 4 percent through short-term power purchase agreements, and 69 percent through long-term power purchase agreements that expire more than one year after September 30, 2009.

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2010 and 2032, and the most significant of these contracts are discussed below.

•
Calpine Energy Services, L.P.  TVA has contracted with Calpine Energy Services, L.P. (“Calpine”) for 720 MW of summer net capability from a natural gas-fired generating plant located at Decatur, Alabama.  This contract expires on August 31, 2012.  In addition, TVA has contracted with Calpine for 500 MW of summer net capability from a natural gas-fired generating plant located in Morgan County, Alabama.  This contract expires on December 31, 2011.

•
Suez Energy Marketing NA, Inc.  TVA has contracted with Suez Energy Marketing NA, Inc. (“Suez”) for 690 MW of summer net capability from a natural gas-fired generating plant located near Ackerman, Mississippi.  TVA’s contract with Suez expires on December 31, 2012.

•
Choctaw Generation, L.P.  TVA has contracted with Choctaw Generation, L.P. (“Choctaw”) for 440 MW of summer net capability from a lignite-fired generating plant in Chester, Mississippi.  TVA’s contract with Choctaw expires on March 31, 2032.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Credit Risk.

•
Alcoa Power Generating, Inc.  Four hydroelectric plants owned by Alcoa Power Generating, Inc. (“APGI”) are operated in coordination with the TVA system.  Under contractual arrangements with APGI, which terminate on June 20, 2010, TVA currently purchases and dispatches all electricity generated at these facilities and uses the power to supply Alcoa’s energy needs.  TVA may be the net purchaser or net supplier under these arrangements.

•
Invenergy TN LLC.  TVA has contracted with Invenergy TN LLC for 27 MW of wind energy generation from 15 wind turbine generators located on Buffalo Mountain near Oak Ridge, Tennessee.  Because of the nature of intermittent wind conditions in the TVA service area, these generators provide energy benefits but are not included in TVA’s summer net capability total.  TVA's contract with Invenergy TN LLC expires on December 31, 2024.

•
Southeastern Power Administration.  TVA, along with others, has contracted with the Southeastern Power Administration (“SEPA”) to obtain power from eight U.S. Army Corps of Engineers (“USACE”) hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this notice of termination may not become effective prior to June 30, 2017.  The contract requires SEPA to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA’s 405 MW allocation, and all surplus power from the Cumberland River system.  Because hydroelectric production has been reduced at two of the hydroelectric facilities on the Cumberland River system due to repair work being performed by USACE at those two facilities and because of reductions in the summer stream flow on the Cumberland River, SEPA declared “force majeure” on February 25, 2007.  SEPA then instituted an emergency operating plan that, among other things, eliminates SEPA’s obligation to provide TVA and other affected customers with a minimum amount of power.  It is unclear how long the emergency operating plan will remain in effect.

In addition, under federal law, TVA is required to purchase energy from qualifying facilities, cogenerators, and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.  At September 30, 2009, there were seven suppliers, with a combined capacity of 914 MW, whose power is purchased by TVA under this law.

During the past five years, TVA supplemented its power generation through power purchases as follows:

Purchased Power* For the years ended September 30
	2009	2008	2007	2006	2005
Millions of kWh	22,088	20,887	22,141	19,019	14,892
Percent of TVA’s Total Power Supply	13.1%	11.6%	12.4%	10.9%	8.5%
Note
* Purchased power amounts for years 2005 and 2006 have been adjusted to remove APGI purchases and include them as a credit to power sales.  Purchased power amounts include generation from Caledonia, which is currently a leased facility operated by TVA.

For more information regarding TVA’s power purchase obligations, see Note 20 — Contingencies — Power Purchase Obligations.

Future Power Supply

TVA produces a range of forecasts of future load and energy requirements.  Although numerous factors, such as weather conditions and the health of the regional economy, could cause actual results to differ materially from TVA’s forecasts, TVA believes that new generation sources will be needed to meet load growth under most likely scenarios.  To meet increased future demand, TVA plans to build new generation facilities and purchase power from other suppliers.  See Forward-Looking Information and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Challenges.

On June 15, 2009, TVA began the preparation of a new Integrated Resource Plan (“IRP”) entitled TVA's Environmental and Energy Future.  The purpose of the IRP is to analyze alternative ways of addressing the Tennessee Valley's electricity needs for the next 20 years.  The IRP builds on the energy resource portfolio that resulted from TVA’s 1995 IRP.  The alternative portfolios developed for this effort will be evaluated using several criteria including capital and fuel costs, reliability, possible environmental impacts including climate change, compliance with existing and anticipated future regulations, and other factors.  TVA expects to issue a final IRP in early CY 2011.

Combustion Turbines

Lagoon Creek Combined Cycle.  TVA is constructing a gas-fired combined cycle facility, the Lagoon Creek Combined Cycle Facility, which is currently scheduled to be in service in July 2010 and have a summer net capability of 540 MW.  The gas-fired combined cycle plant will consist of two combustion turbines that supply steam to a single steam turbine.

John Sevier Combined Cycle.  On June 4, 2009, the TVA Board approved deferring certain upgrades planned for TVA’s Gleason combustion turbine plant and the newly planned New Caledonia combustion turbine plant in order to construct John Sevier Combined Cycle Facility, in northeast Tennessee, using, in part, funds and certain equipment originally allocated for the deferred projects.  By the end of December 2011, TVA plans to have operational the three combustion turbines of the John Sevier Combined Cycle Facility, which are expected to supply over 500 MW of power.  TVA expects to complete the combined cycle portion of the facility by mid-CY 2012.  The completed facility is expected to add approximately 880 MW of summer capability to the TVA system at a cost of approximately $820 million.  Also, the new combined cycle facility is expected to provide TVA the flexibility to build the scrubbers and SCRs for the John Sevier Fossil Plant on a more reasonable schedule than required by the court in the North Carolina public nuisance litigation.  See Note 20 — Legal Proceedings — Case Brought by North Carolina Alleging Public Nuisance.

Nuclear

Watts Bar Unit 2.  On August 1, 2007, the TVA Board approved the completion of Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”), construction of which was halted in 1985.  The project is scheduled to be completed in the fall of CY 2012.  TVA has applied for an NRC operating license, and this process includes opportunity for a public hearing.  Contentions against the licensing request have been filed.  See Note 20 — Legal Proceedings — Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  Completing Watts Bar Unit 2 is expected to cost approximately $2.5 billion, excluding an allowance for funds used during construction (“AFUDC”) and the cost of the initial fuel load.  Watts Bar Unit 2 is expected to provide 1,150 MW of summer net capability.

Extended Power Uprate.  TVA is undertaking an Extended Power Uprate (“EPU”) project at Browns Ferry Nuclear Plant which is expected to increase the amount of electrical generation by increasing the amount of steam produced by the reactors.  Additional fuel would be added to the reactor during each refueling outage to support the increased steam production.  The NRC license for operating the reactor must be modified to allow reactor operation at the higher power level.  TVA has submitted a license amendment request and is currently in discussions with the NRC on selected technical issues affecting EPU licensing.  The result of these discussions may impact the amount of power level increase realized by the EPU.  Completion of the licensing process will determine the final implementation schedule.

Bellefonte Units 1 and 2.  TVA’s construction of Units 1 and 2 at Bellefonte Nuclear Plant had been undertaken pursuant to construction permits issued by the NRC, but in November 2005 TVA cancelled the construction of these units and asked the NRC to withdraw the permits.  Subsequently, TVA began to consider the feasibility of completing these units, and in August 2008, TVA asked the NRC to reinstate the construction permits for both units.  On March 9, 2009, the NRC issued an order reinstating the construction permits for Bellefonte Units 1 and 2.  Reinstatement of the construction permits, however, does not mean TVA can re-commence construction of these units.  Further action by the NRC, the resolution of the contentions that have been filed, reviews by TVA, and approval by the TVA Board are required before construction activities can resume.  See Note 20 — Legal Proceedings — Proceedings Regarding Bellefonte Nuclear Plant Units 1 and 2.

Bellefonte Units 3 and 4.  TVA is developing other options for future nuclear generation at its Bellefonte site.  In October 2007, TVA submitted a Combined Construction and Operating License Application to the NRC for two new Westinghouse Electric Co. designed Advanced Passive 1000 reactors to be located at the Bellefonte site and designated as Bellefonte Units 3 and 4.  TVA’s application was being supported, in part, by NuStart, an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for new nuclear plants.  The Bellefonte Combined Construction and Operating License Application is one of several Advanced Passive 1000 Westinghouse standardized plant applications, and other applicants have announced construction schedules that call for their license reviews to be completed prior to Bellefonte’s.  As a result, NuStart, with TVA’s agreement, is transitioning its reference plant to the Combined Construction and Operating License Application of another utility.  TVA intends to continue to support the review of the Bellefonte application and does not expect this transition, by itself, to impact the issuance of a license for Bellefonte Units 3 and 4.  Contentions have been filed with respect to the Bellefonte Combined Construction and Operating License Application.  See Note 20 — Legal Proceedings — Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.

Hydroelectric

TVA plans to update 38 of its conventional hydroelectric units for reliability and/or capacity increases by 2030.

Renewable and Clean Energy

On May 19, 2008, the TVA Board approved guiding principles for a Renewable and Clean Energy Assessment, to review TVA’s generation mix and identify a road map for pursuing additional renewable and clean energy supply in the region, including consideration of different sources of renewable energy and a reduction in carbon intensity in TVA’s generation mix, along with additional energy conservation by everyone who uses electricity.

In accordance with TVA’s 2008 Environmental Policy (“Environmental Policy”), TVA is working towards obtaining 50 percent of its power supply from clean (low or zero carbon-emitting) or renewable sources by 2020.  TVA defines its clean energy portfolio as energy that has a zero or near-zero CO2 emission rate, such as nuclear and renewables (energy production that is sustainable and often naturally replenished), or energy efficiency improvements including demand reduction, or waste heat recovery.  In 2009, about 45 percent of TVA’s total generation came from non-CO2-emitting sources (nuclear, hydroelectric, and renewable energy) as defined by TVA.  TVA’s plans to add clean and renewable power are consistent with increasing expectations that Congress will pass legislation in the near-term that requires utilities to supply a certain percentage of energy from renewable sources and, possibly, to participate in an economy-wide program to cap and reduce emissions of greenhouse gases (“GHGs”), including CO2.  To comply, TVA may be required to reduce or offset emissions, or to purchase emission allowances under a cap-and-trade program, and may be required to contract for or generate an increasing percentage of energy from renewable sources.  Since the final outcome of any such legislation is not now known, TVA presently is unable to accurately estimate the cost of future renewable and GHG requirements.  The current process for the development of TVA’s IRP will help to inform future decisions on investment in new renewable and clean generation.

In December 2008, TVA issued requests for proposals (“RFPs”) for both dispatchable capacity and as-available energy from renewable energy sources of up to a total of 2,000 MW of generation.  TVA received over 60 responses to the RFPs which included wind (most coming from the Midwest and Great Plains states), biomass, and solar to be delivered by 2011.  Bringing power from distant locations raises transmission issues and costs, and the intermittent nature of wind, solar, and other renewable sources can result in TVA needing backups for those sources or mechanisms.  In October 2009, TVA entered into two 20-year contracts for the purchase of up to 450 MW of renewable wind energy from wind farms located in North Dakota and South Dakota.  Power under these contracts is scheduled to be delivered beginning in CY 2012.

In June 2009, the U.S. Senate Committee on Energy and Natural Resources reported S. 1462, the American Clean Energy Leadership Act of 2009, which would require electric suppliers to meet 15 percent of their electricity sales through renewable sources of energy or energy efficiency by CY 2021.  The legislation, which is yet to be considered by the full Senate, would also set interim minimum annual percentage requirements for renewable generation of 3 percent by CY 2011, 6 percent by CY 2014, 9 percent by CY 2016, and 12 percent by CY 2019.  The legislation would allow demonstrated electricity savings from energy efficiency measures to meet up to 26.67 percent of the annual renewable generation requirements.

Also, in June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009, which, in addition to mandated GHG reductions, would require electric suppliers to meet 20 percent of their electricity sales through renewable sources of energy or energy efficiency by CY 2020.  This bill defines eligible renewable energy resources as wind, solar, geothermal, renewable biomass, biogas and biofuels derived exclusively from renewable biomass, marine and hydrokinetic and qualified hydropower, and other qualifying energy resources, including landfill and wastewater treatment gas, coal mine methane, and qualified waste-to-energy.  The bill would also set interim minimum annual percentage requirements for renewable generation of 6 percent by CY 2012, 9.5 percent by CY 2014, 13 percent by CY 2016, and 16.5 percent by CY 2018.  The bill would allow demonstrated electricity savings from energy efficiency measures to meet up to 25 percent of the annual renewable generation requirements, or up to 40 percent upon FERC’s approval of a governor’s petition to allow a higher percentage through energy efficiency.

In May 2009, TVA began offering new incentives for homes and businesses to encourage the installation of renewable, distributed generation sources below 1 MW of capacity.  Under this program, TVA purchases all of the energy output at a premium price, and the distributor credits the customers for the generation received through a credit on their monthly electric bills.  All new participants receive a one-time incentive of $1,000 to help offset the startup costs for installing qualifying renewable resources, such as wind, solar, biomass, and low-impact hydropower.  The price that TVA pays for solar generation is now 12 cents per kWh above the rates charged by TVA’s distributor customers, and the price that TVA pays for wind, low impact hydro, and biomass generation is currently 3 cents per kWh above the rates charged by TVA’s distributor customers.  TVA anticipates that these projects will qualify for renewable energy credits under any future legislation establishing requirements for renewable electricity.

On September 16, 2009, the U.S. Department of Energy confirmed funding to support the State of Tennessee’s Volunteer State Solar Initiative.  Upon completion of applicable environmental reviews, the proposed initiative will include a five MW solar power generation facility to be located in west Tennessee.  As proposed, TVA would purchase the power generated from the facility.

Energy Efficiency and Demand Response Initiatives

On May 27, 2009, TVA announced additional energy efficiency programs designed to promote energy efficiency to residential and commercial customers.  This initiative supports the TVA Board directive to reduce energy use during times when demand and cost for power is highest.

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

The Major Industrial Program targets very large industrial customers with contract demand greater than 5 MW and offers technical assistance and incentives for energy efficiency projects that lower the customer’s demand for power during peak usage periods on the TVA system.

These three programs are part of an effort which involved input from TVA power distributors and the public regarding the best options for encouraging electricity users in the Tennessee Valley to save energy.  System-wide expansion of these programs is expected to take place in 2010.

In August 2009, TVA announced it will test building techniques, technologies, and household appliances at three experimental houses in Knoxville over a three-year period to learn more about how cutting-edge residential construction affects energy efficiency in homes in the Tennessee Valley region.  The three houses include a newly built home that meets ENERGY STAR performance standards, a second home modified with improvements that could easily be made to existing homes for increased efficiency, and a third home built from the ground up to be a “near-Zero Energy Home.”  TVA will use data collected from the houses to develop information and programs to help the public choose energy efficiency packages for their homes and to help builders provide affordable, near-Zero Energy Homes in the future.  TVA also intends to test technologies that enable consumers to better manage the energy they use and save money on their electric bills.

Purchased Power and Other Agreements

Purchasing power from others will likely remain a component of how TVA addresses the power needs of its service area.  TVA has established a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table indicates TVA’s costs for various fuels for the years indicated:

Fuel Purchases for TVA-Operated Facilities For the years ended September 30 (in millions)
	2009	2008	2007	2006	2005

Coal	$2,019	$2,110	$1,922	$1,835	$1,495
Natural gas	133	131	62	60	63
Fuel oil	38	61	22	46	28
Uranium	162	71	121	71	44
Total	$2,352	$2,373	$2,127	$2,012	$1,630

The following table indicates TVA’s average fuel expense by generation-type for the years indicated:

Fuel Expense Per kWh* For the years ended September 30 (cents/kWh)
	2009	2008	2007	2006	2005

Coal	2.75	2.31	2.09	2.02	1.65
Natural gas and fuel oil	3.91	9.73	9.62	10.65	11.44
Nuclear	0.50	0.50	0.39	0.38	0.39
Average fuel cost per kWh net thermal generation from all sources	1.92	1.76	1.59	1.54	1.30
Note * Excludes amounts related to the fuel cost adjustment deferrals.

TVA also has tolling agreements under which it buys power production from outside suppliers.  Under these tolling agreements, TVA supplies the fuel to the outside supplier, and the outsider supplier converts the fuel into electricity.  The following table indicates the cost of fuel supplied by TVA under these agreements and also the average fuel expense per kilowatt-hour for the years indicated:

Natural Gas Purchases for Tolling Plants For the years ended September 30
	2009	2008	2007	2006	2005

Cost of Fuel (in millions)	$255	$457	$430	$288	$159
Average Fuel Expense (cents/kWh)	6.54	12.26	5.51	6.07	6.21

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2009 was approximately 37 million tons.  As of September 30, 2009, and 2008, TVA had 36 days and 26 days of system-wide coal supply at full burn, respectively, with a net book value of $460 million and $303 million, respectively.

TVA utilizes both short-term and long-term coal contracts.  Long-term coal contracts generally last longer than one year, while short-term contracts are usually for one year or less.  During 2009, long-term contracts made up 92 percent of coal purchases and short-term contracts accounted for the remaining 8 percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2009, TVA purchased coal by basin as follows:

•	40 percent from the Illinois Basin;
•	28 percent from the Powder River Basin in Wyoming;
•	18 percent from the Uinta Basin of Utah and Colorado; and
•	14 percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Total system coal inventories were at or above target levels for most of 2009.  During 2009, 41 percent of TVA’s coal supply was delivered by rail, 23 percent was delivered by barge, and 35 percent was delivered by a combination of barge and rail.  The remainder was delivered by truck.

Natural Gas and Fuel Oil

During 2009, TVA purchased substantially all of its natural gas requirements from a variety of suppliers under contracts with terms of one year or less.  TVA purchases substantially all of its natural gas to operate combustion turbine peaking units and to supply fuel under tolling agreements in which TVA is the fuel supplier.  At September 30, 2009, all but two of TVA’s combustion turbine plants were dual fuel capable, and TVA has fuel oil stored on each site for its dual fuel combustion turbines as a backup to natural gas.

During 2009, TVA purchased substantially all of its fuel oil on the spot market.  At September 30, 2009, and 2008, the net book value of TVA’s natural gas in inventory was $3 million and $12 million, respectively, and the net book value of TVA’s fuel oil in inventory was $71 million and $66 million, respectively.

Nuclear Fuel

Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.  TVA currently has 100 percent of its forward five-year (2010 through 2014) uranium mining and milling requirements either in inventory or under contract.  In addition, TVA has 100 percent of its conversion, enrichment, and fabrication needs under contract through 2014.  Beyond 2014, TVA anticipates being able to fill its needs by normal contracting processes for fuel cycle components as market forecasts indicate that the fuel cycle components will be readily available.

TVA, DOE, and certain nuclear fuel contractors have entered into agreements that provide for the blending down of surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) with other uranium.  Under these agreements, the enriched uranium that results from this blending process, which is called blended low enriched uranium (“BLEU”), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through 2016.  BLEU fuel was first loaded into Sequoyah Unit 2 in May 2008 and is expected to be loaded again in CY 2010 and CY 2011.

Under the terms of an interagency agreement between DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  TVA anticipates these future payments could begin in 2010 and last until 2016.  See Note 1 — Blended Low Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA owns all nuclear fuel held for its nuclear plants.  As of September 30, 2009, and 2008, the net book value of this nuclear fuel was $898 million and $722 million, respectively.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has 66 interconnections with 14 neighboring electric systems, and delivered more than 164 billion kilowatt-hours of electricity to Tennessee Valley customers in 2009.  In carrying out its responsibility for grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability over the last ten years in delivering electricity to customers.  Any changes to federal law altering TVA’s authority to operate and control the transmission system could negatively impact reliability in the region.  See Item 1A, Risk Factors.

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 15,954 circuit miles of transmission lines (primarily 500 kilovolt and 161 kilovolt lines);
•	487 transmission substations, power switchyards, and switching stations; and
•	66 individual interconnection points and 1,020 customer connection points.

To the extent that federal law requires access to the TVA transmission system, the TVA transmission organization offers transmission services to others to transmit power at wholesale in a manner that is comparable to TVA's own use of the transmission system.  TVA has also adopted and operates in accordance with a published Standards of Conduct for Transmission Providers and appropriately separates its transmission functions from its marketing functions.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA uses weather degree days to measure the impact of weather on TVA’s power operations.  Weather degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  During 2009, TVA had 294, or 9.5 percent, more heating degree days and 161, or 8.1 percent, less cooling degree days than in 2008.  An increase in heating degree days does not produce the same increase in revenues as an increase in cooling degree days because alternative heating sources are typically available.

TVA’s power system is generally a dual-peaking system where the demand for electricity peaks during the summer and winter months to meet cooling and heating needs.  TVA met a new all time winter peak demand of 32,572 MW on January 16, 2009 at 9 degrees Fahrenheit.

The drought conditions in TVA’s service area began to ease in 2009, and rainfall in the eastern Tennessee Valley was 103 percent of normal.  Runoff has not yet reached normal conditions and was at 85 percent of normal for 2009; accordingly, a period of above average rain will be necessary to offset the dry ground conditions and improve the total runoff amount.  Runoff is the amount of rainfall that is not absorbed by vegetation or the ground which actually reaches the rivers and reservoirs that TVA manages.  As a result, TVA’s conventional hydroelectric generation increased 64 percent in 2009 over 2008, although it was still only 85 percent of normal.  See Item 1A, Risk Factors, for a discussion of the potential impact of weather on TVA.

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

There have been efforts to erode the protection of the anti-cherrypicking provision.  FERC issued an order that would have required TVA to interconnect its transmission system with the transmission system of East Kentucky Power Cooperative, Inc. (“East Kentucky”) in what TVA believed was a violation of the anti-cherrypicking provision.  While the FERC action involving East Kentucky is moot, the event illustrates how the protection to TVA’s service area provided by the anti-cherrypicking provision could be called into question and perhaps eliminated at some time in the future.

Research and Development

TVA makes investments in science and technological innovation to help enable TVA to meet future challenges in the development and testing of infrastructure and technologies to enable consumer awareness and access to demand response and energy efficiency tools; evaluation of technologies and development of a utility plan for the integration of electric vehicles onto the distribution and transmission system; and evaluation, demonstration, and implementation of clean energy technologies that reduce TVA’s environmental footprint including its CO2 emissions.  TVA seeks to leverage research and development activities through partnerships with distributors of TVA power, the Electric Power Research Institute, DOE, Oak Ridge National Laboratory, other utilities, and universities.  Examples of ongoing work include TVA’s energy efficiency demonstration and testing center for the evaluation of energy efficiency technologies, building techniques, and demand response programs; demonstration of solar charging stations for electric vehicles; participation in several technology evaluations for carbon capture and sequestration; development and demonstration of coal ash utilization technologies; and development of smart grid infrastructure for both transmission and distribution systems.  See Note 1 — Research and Development Costs.

Governance

TVA is governed by the TVA Board.  The Consolidated Appropriations Act, 2005, amended the TVA Act by restructuring the TVA Board from three full-time members to nine part-time members, no more than two of whom may be legal residents outside of TVA’s service area.  TVA Board members are appointed by the President of the United States with the advice and consent of the U.S. Senate.  After an initial phase-in period, TVA Board members serve five-year terms, and at least one member’s term ends each year.  The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; establishes long-range plans to carry out these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.  Information about members of the TVA Board and TVA’s executive officers is discussed in Item 10, Directors, Executive Officers and Corporate Governance.

On May 31, 2007, the TVA Board approved a high-level plan that identifies critical aspects of TVA’s business that need to be addressed to strengthen the ability of TVA to carry out its mission (the “Strategic Plan”).  The Strategic Plan emphasizes TVA’s obligation to provide reliable, competitively priced power, establishes sound financial principles for TVA to follow, and directs TVA to improve its relationships with customers and develop partnerships with them in energy efficiency, power supply, and economic development.  A significant priority of the plan is for the TVA power system to have the right balance of generating capacity and energy supply to meet the growth in customer demand and reduce TVA’s exposure to the price volatility of the energy markets.  Specific actions to carry out the provisions of the Strategic Plan are reflected in TVA’s annual business and performance plans and budgets.

Regulation

Congress

TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Congress can enact legislation expanding or reducing TVA’s activities, change TVA’s structure, and even eliminate TVA.  Congress can also enact legislation requiring the sale of some or all of the assets TVA operates or reduce the United States’ ownership in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from certain general federal laws that govern other agencies, such as federal labor relations laws and the civil service laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA have been made applicable to TVA, including those related to paying employees overtime and the protection of the environment, cultural resources, and civil rights.

Securities and Exchange Commission

Section 37 of the Securities Exchange Act of 1934 requires TVA to file with the SEC such periodic, current, and supplementary information, documents, and reports as would be required pursuant to section 13 of the Exchange Act if TVA were an issuer of a security registered pursuant to section 12 of the Exchange Act.  Section 37 of the Exchange Act exempts TVA from complying with section 10A(m)(3) of the Exchange Act, which requires each member of a listed issuer’s audit committee to be an independent member of the board of directors of the issuer.  Since TVA is an agency and instrumentality of the United States, securities issued or guaranteed by TVA are "exempted securities" under the Securities Act of 1933, as amended (the “Securities Act”), and may be offered and sold without registration under the Securities Act.  In addition, securities issued or guaranteed by TVA are "exempted securities" and “government securities” under the Exchange Act.  TVA is also exempt from sections 14(a)-(d) and 14(f)-(h) of the Exchange Act (which address proxy solicitations) insofar as those sections relate to securities issued by TVA, and transactions in TVA securities are exempt from rules governing tender offers under Regulation 14E of the Exchange Act.  Also, since TVA securities are exempted securities under the Securities Act, TVA is exempt from the Trust Indenture Act of 1939 insofar as it relates to securities issued by TVA, and no independent trustee is required for these securities.

Federal Energy Regulatory Commission

Under the FPA, TVA is not a “public utility,” a term which generally includes investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an “electric utility” and a “transmitting utility” as defined in the FPA and thus, is directly subject to certain aspects of FERC's jurisdiction.

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

•
Under section 211 of the FPA, TVA can be ordered to transmit power at wholesale provided that the order does not impair the reliability of the TVA or surrounding systems and likewise meets the applicable requirements of section 212 concerning terms, conditions, and rates for service.  Under section 211A of the FPA, TVA is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides others to ensure comparability of treatment of such service with TVA’s own use of its transmission system and that the terms and conditions of service are not unduly discriminatory or preferential.  The anti-cherrypicking provision of the FPA precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.

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

•
Under Section 215 of the FPA, TVA must comply with certain standards designed to maintain transmission system reliability.  These standards are approved by FERC and enforced by the Electric Reliability Organization.

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

Other Federal Entities

TVA’s activities and records are also subject to review to varying degrees by other federal entities, including the Government Accountability Office and the Office of Management and Budget.  There is also an Office of Inspector General which reviews TVA’s activities and records.

Taxation and Tax Equivalents

TVA is not subject to federal income taxes.  In addition, neither TVA nor its property, franchises, or income is subject to taxation by states or their subdivisions.  Section 13 of the TVA Act does, however, require TVA to make tax equivalent payments to states and counties in which TVA conducts power operations or in which TVA has acquired power-producing properties previously subject to state and local taxation.  The total amount of these payments is 5 percent of gross revenues from the sale of power during the preceding year excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.  Except for certain direct payments TVA is required to make to counties, distribution of tax equivalent payments within a state is determined by individual state legislation.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent and apply to new emissions and sources with the increased emphasis on dealing with climate change, expanding renewable generation alternatives, and encouraging efficient use of electricity.

Due to the increasing level and complexity of environmental requirements and expectations, TVA completed a new high-level environmental policy to align with and execute the direction in the Strategic Plan.  The Environmental Policy was approved by the TVA Board on May 19, 2008, and is intended to be an integrated framework which provides policy-level guidance to carry out TVA's objectives of providing cleaner, affordable energy, sustainable economic development, and environmental stewardship.  The Environmental Policy sets out environmental objectives and critical success factors in six environmental dimensions: climate change mitigation, air quality improvement, water resource protection and improvement, waste minimization, sustainable land use, and natural resource management.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s 59 coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of coal-fired and other generating units will continue to become more restrictive and will affect new emissions and sources.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in being subject to enforcement actions which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.  See Note 20 — Legal Proceedings.

Air Quality Control Developments

Air quality in the United States and in the Tennessee Valley has significantly improved since the enactment of the Clean Air Act (“CAA”) in 1970.  These air quality improvements are expected to continue as the CAA continues to be implemented and evolve as a result of legislative and regulatory changes.  Three substances emitted from coal-fired units — SO2, NOx, and particulates — have historically been the focus of CAA emission reduction regulatory programs, and these are discussed in more detail below.

Expenditures related to clean air projects aimed at controlling emissions of these substances during 2009 and 2008 were approximately $172 million and $274 million, respectively.  These figures include expenditures in 2009 of $12 million to continue to reduce NOx emissions through the installation of selective non-catalytic reduction (“SNCR”) systems, and $131 million for the installation of flue gas desulfurization systems (“scrubbers”) to continue to reduce SO2 emissions.  TVA had previously estimated its total capital cost for reducing emissions from its power plants from 1977 through CY 2010 would reach $5.5 billion, $5.3 billion of which had already been spent as of September 30, 2009.  TVA estimates that compliance with future CAA requirements and potential mercury regulations, but not including CO2, as discussed below could lead to additional costs of $4.2 billion in the decade beginning in CY 2011.  There could be additional costs for complying with particulate collection requirements associated with a utility maximum achievable control technology (“MACT”) rule.  There could be additional material costs if reductions of GHGs, including CO2, are mandated under the CAA or by legislation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

On July 11, 2008, the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) issued a decision in State of North Carolina vs. EPA that remanded the Clean Air Interstate Rule (“CAIR”) and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit opinion.  The EPA promulgated CAIR in 2005, and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s service area, and the District of Columbia.  Based on the court’s decision, the EPA may not be able to use emissions trading or the surrender of Title IV SO2 allowances to achieve compliance, and may require sources to install new pollution control systems.  The court did not set a deadline for EPA to issue the revised regulations, but the EPA has announced that it plans to publish a proposed replacement rule in early CY 2010 and publish a final rule in early CY 2011.  The requirements of CAIR formed the primary basis for TVA’s (and much of the utility industry’s) planning with regard to air emission controls beginning in 2009 and continuing well into the next decade.  With the potential redirection of CAIR, the uncertainty regarding compliance requirements, methods, and timelines may result in increased capital expenditures and operating expenses.  Although remanded, CAIR currently remains in effect and TVA plans to continue its previously announced emissions reduction program.

Other requirements of the CAA, such as achievement of ozone and fine particulate ambient air quality standards, requirements relating to regional haze, and control of interstate transport of air pollution (Section 126 petitions), will continue to drive installation of additional controls on electric generating units across the industry, including at TVA.  As discussed in more detail below, TVA expects to continue its previously announced emissions reduction program, including completion of scrubber installations for SO2 control at Kingston and evaluation of John Sevier Fossil Plants, and annual operation of the 21 SCR and other NOx controls that began in October 2008.

On February 8, 2008, the D.C. Circuit vacated the EPA’s decision to remove coal and oil-fired electric generating units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to MACT standards under section 112 of the CAA.  The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”), which set mercury limits via a cap-and-trade program.  The EPA now plans to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements.  The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR.  Regardless of the status of the EPA’s regulatory program for mercury, TVA intends to continue to reduce mercury emissions from its coal-fired power plants.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx emissions.

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

Sulfur Dioxide.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet the National Ambient Air Quality Standards (“NAAQS”) for SO2 and PM2.5.  Looking forward, these programs, as well as implementation of the regional haze program, will result in additional regulation of SO2 emissions.  The regional haze program establishes timelines for states to improve visibility in national parks and wilderness areas throughout the United States.  The regional haze program will require certain types of older sources to install best available retrofit technology to control NOx, SO2, and particulate matter emissions.

Through CY 2008, TVA had reduced its SO2 emissions by 84 percent from the peak 1977 level by switching to lower-sulfur coals, continuing to operate an Atmospheric Fluidized Bed Combustion (“AFBC”) unit at its Shawnee Fossil Plant, and operating scrubbers on seven larger units.  TVA constructed a scrubber at Bull Run Fossil Plant (“Bull Run”), which began operation in December 2008, and is constructing two scrubbers at its Kingston Fossil Plant (“Kingston”), which are scheduled to begin operation in 2010.  In April 2008, the TVA Board approved construction of additional scrubber equipment at the four-unit John Sevier Fossil Plant in east Tennessee (“John Sevier”).  Additionally, TVA has switched, or plans to switch, to lower-sulfur coal at several additional units in the next few years.  It is likely that additional emission reduction measures will have to be undertaken in addition to these announced actions to achieve compliance with requirements yet to be adopted.  Such measures will also help to meet the goal identified in TVA’s Environmental Policy to reduce emissions by continuing to install emission reduction equipment and new technology with the aim of controlling over 80 percent of fossil generation in the next 10 years.

Nitrogen Oxides.  Utility NOx emissions continue to be regulated under state programs to achieve and maintain the EPA’s NAAQS for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program.  On March 12, 2008, the EPA issued final rules adopting new, more stringent NAAQS for ozone.  The EPA lowered the primary standard, created to protect public health with an adequate margin of safety, from 0.084 parts per million (“ppm”) to 0.075 ppm.  The EPA also promulgated a new secondary standard, mainly created to protect vegetation.  The form and level of the secondary standard are the same as the primary standard.  The EPA is now reconsidering its March 2008 decision respecting the level of this standard.

In CY 2009, states will have to recommend to the EPA those counties proposed to be designated as “non-attainment” counties under the new standards, and in CY 2010, the EPA is expected to finalize attainment designations using CY 2006 to CY 2008 monitoring data.  States must submit plans to the EPA no later than CY 2013 that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (CY 2013 to CY 2030) depending on the severity of the ozone problem.

Based on CY 2005 to CY 2007 monitoring data, virtually all of the larger cities in the Tennessee Valley area and their associated Metropolitan Statistical Areas, as well as those rural counties where ozone monitors are present, will likely be designated as non-attainment areas under the new standard.

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

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil-fired power plants.  As a result of its emission reduction program, TVA’s summertime NOx emissions have declined substantially.  Since 1995, TVA has reduced its NOx emissions during the summer (when ozone levels increase) by 82 percent by installing various controls, including low-NOx burners and/or combustion controls on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units.

In 2005, TVA installed SNCR systems, which generally have lower NOx removal capabilities than SCRs, on two units, Johnsonville Unit 1 and Shawnee Unit 1, to demonstrate long-term technology capability, and continues to operate the SNCR at Johnsonville Unit 1 in west Tennessee.  TVA also is operating High Energy Reagent Technology (“HERT”) systems on the four units at John Sevier, and on Units 2 and 4 at Johnsonville Fossil Plant (“Johnsonville”).  HERT is similar to SNCR technology but has higher removal capabilities.  Similar HERT equipment is planned for installation on Johnsonville Unit 3 by the fall of 2009,  and TVA is evaluating plans to install SCRs at John Sevier by 2015.

TVA’s NOx emission reduction program is expected to continue to depend primarily on SCRs, but these plans may change depending on the timing and severity of future regulatory developments affecting power plant emissions.  In October 2008, TVA began operating this NOx control equipment year round (except for maintenance outages).

An increase in the number of counties in the Tennessee Valley designated as non-attainment areas is likely to focus additional regulatory attention on all NOx emission sources, including TVA sources.

Particulates/Opacity.  Coarse particulates (defined as particles of 10 micrometers or larger), which include fly ash, have long been regulated by states to meet the EPA’s NAAQS for particulate matter.  All of TVA’s coal-fired units have been equipped with mechanical collectors, electrostatic precipitators, scrubbers, or baghouses, which have reduced particulate emissions from the TVA system by more than 99 percent compared to uncontrolled units.  In 1997, the EPA issued separate NAAQS for even smaller particles with a size of up to 2.5 micrometers (“fine particles” or “PM2.5”).  Counties and parts of counties in the Knoxville and Chattanooga, Tennessee, metropolitan areas have been designated as non-attainment areas under the 1997 standard.

In September 2006, the EPA revised the 1997 standards.  The 2006 revisions tighten the 24-hour fine particle standard and retain the 1997 annual fine particle standard.  The EPA also decided to retain the existing 24-hour standard for coarse particles, but revoked the related annual standard.  On October 8, 2009, the EPA issued non-attainment designations for areas not meeting the 24-hour national ambient air quality standards for PM2.5.  Several counties in the Knoxville, Tennessee area that include the Bull Run and Kingston Fossil Plants are included in this designation.  Flue gas desulfurization has been installed on Bull Run, and is expected to be installed on Kingston in 2010.  TVA will continue efforts to reduce emissions and engage regional and national stakeholders to further understand and improve regional air quality.  TVA’s continued installations of scrubbers for SO2 control and SCRs and other technologies for NOx control as described above are expected to continue to reduce fine particle levels.

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

Climate Change.  TVA produces about 100 million tons of CO2 per year. In 1995, TVA was the first utility in the nation to participate in “Climate Challenge,” a DOE-sponsored voluntary GHG reduction program.  Over the past decade, TVA has reduced, avoided, or sequestered over 305 million tons of CO2 under this program.  TVA also participates in DOE’s Climate VISION program, a public-private partnership, which calls on the electric utility sector, along with other industry sectors, to help meet a national goal of reducing the GHG intensity of the U.S. economy by 18 percent from CY 2002 to CY 2012.

TVA has taken and is continuing to take significant voluntary steps that will reduce the CO2 emissions intensity of its electric generation, including the recovery of Browns Ferry Unit 1, planned power up-rates of certain nuclear units (which are expected to increase the generating capability of the units and thereby result in additional avoided emissions of CO2), the completion of Watts Bar Unit 2, and the completion of the hydroelectric modernization program.  TVA has also filed with the NRC a combined operating license application for two advanced nuclear reactors at the Bellefonte Nuclear Plant near Hollywood, Alabama, and the reactivation of the construction permits for the existing Bellefonte Nuclear Units 1 and 2, although no decision has been made to complete those units or to build the new reactors.

In addition, TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with the Electric Power Research Institute and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as carbon sequestration via reforestation.  Legislation currently under consideration by the U.S. Congress would require reductions of GHG emissions, including CO2, and, if enacted into law, could result in significant additional costs for TVA and other utilities with fossil fuel-based power generation.  On June 26, 2009, the House of Representatives passed H.R. 2454, the “American Clean Energy and Security Act of 2009,” also referred to as the Waxman-Markey bill.  This bill is a comprehensive energy and climate change bill that, if enacted, would impose a cap on emissions of GHGs from covered sources, including electric utilities, to 3 percent below CY 2005 emission levels in CY 2012, 17 percent below CY 2005 levels in CY 2020, 40 percent below CY 2005 levels by CY 2030, and 83 percent below CY 2005 levels in CY 2050.  On September 30, 2009, U.S. Senators Kerry and Boxer introduced S.1733, “The Clean Energy Jobs & American Power Act.”  On October 23, 2009, the Senate Environment and Public Works Committee released a Chairman’s Mark of S.1733, and on November 5, 2009, the Committee ordered the bill to be reported to the Senate.  The bill, which is expected to be further revised before being considered by the Senate as a whole, includes provisions to reduce U.S. GHG emissions, fund research, expand “green” jobs, promote both domestic and international deployment of clean energy technology, establish GHG emission performance standards for mobile and stationary sources, and invest in numerous programs to transition to a low-carbon and energy efficient economy and fund programs for adaptation to climate change.  The GHG cap-and-trade provisions in the bill are slightly more stringent than those in H.R. 2454, requiring reductions in emissions of GHGs from covered sources, including electric utilities, to 3 percent below CY 2005 emission levels in CY 2012, 20 percent below CY 2005 levels in CY 2020, 40 percent below CY 2005 levels by CY 2030, and 83 percent below CY 2005 levels in CY 2050.  If H.R. 2454, S.1733, or a similar law is enacted, it would result in significant additional costs for TVA and other utilities with fossil fuel-fired generation.  In general, any legislation requiring reductions in emissions of GHGs, is expected to result in some level of increase in the price of electricity to consumers, regardless of form, severity, and timing of the legislation, and TVA's analyses of several proposed climate bills indicate that the price increases could be substantial.  These analyses also show that most of TVA's existing coal-fired generating assets will continue to play an important role in meeting the energy needs of the Tennessee Valley.  TVA anticipates future legislation and regulations requiring reductions in emissions of GHGs and TVA is incorporating the possibility of mandatory carbon reductions and a renewable portfolio standard into its long-range planning.  TVA will continue to monitor legislative and regulatory developments related to CO2 and a renewable portfolio standard to assess any potential financial and operational impacts as information becomes available.  Looking ahead, TVA’s Environmental Policy contains a Climate Change Mitigation objective to stop the growth in volume of emissions and reduce the rate of carbon emissions by CY 2020.

In addition to legislative activity, climate change issues are the subject of a number of lawsuits, including lawsuits against TVA.  See Note 20 — Legal Proceedings.  On April 2, 2007, in Massachusetts v. EPA, the U.S. Supreme Court found that the EPA has authority to regulate GHGs under the CAA.  The Court held that the statutory definition of "air pollutant" unambiguously includes GHGs, and disagreed with the EPA that there is evidence that Congress intended to curtail the EPA’s power to treat GHGs as air pollutants.  The Court also concluded that the EPA's refusal to regulate these pollutants was based on impermissible reasons, and concluded that the EPA can avoid taking further action under the CAA only if it determines that GHGs do not contribute to climate change or if it provides some reasonable explanation as to why it cannot or will not exercise its discretion to determine whether they do.  The Court remanded the case to the EPA to make a judgment regarding endangerment (either that GHGs do, or do not, pose a threat to health and welfare) with respect to certain mobile sources.  While this case focused on CO2 emissions from motor vehicles, it sets a precedent for regulation in other industrial sectors, such as the electric utility industry.

On April 24, 2009, the EPA published a proposal to make a determination under section 202 of the CAA that GHG emissions may endanger public health or welfare.  The EPA proposed that concentrations of six gases – CO2, methane, NOx, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride – increase average temperatures and impact human health by contributing to increased likelihood of higher concentrations of ground-level ozone; increased drought; more heavy downpours and flooding; more frequent and intense heat waves and wildfires; greater sea level rise; more intense storms; and harm to water resources, agriculture, wildlife, and ecosystems.  The EPA is also proposing to find that the combined emissions of carbon dioxide, methane, nitrous oxide, and hydrofluorocarbons from new motor vehicles and new motor vehicle engines are contributing to air pollution that is endangering public health and welfare.  The EPA’s proposal responds to the remand from the Supreme Court, based on its April 2007 ruling in Massachusetts v. EPA, directing the EPA to determine whether GHGs “may reasonably be anticipated to endanger public health or welfare” and to clarify a prior decision by the EPA to deny a petition from states to regulate GHGs from new motor vehicles or engines under section 202(a)(1) of the CAA.

TVA anticipates that the EPA will finalize its proposed endangerment finding in CY 2010.  Such a ruling has broad implications for future potential regulation of GHGs under the CAA.  The EPA’s proposed treatment of GHGs as “air pollutants” and the establishment of emission standards for vehicles means that the EPA could regulate GHGs under many CAA programs, including the NAAQS, the new source performance standards, New Source Review (“NSR”), Prevention of Significant Deterioration (“PSD”), and stratospheric ozone (CAA Title VI), in addition to mobile sources and fuels programs.  On September 30, 2009, the EPA issued a proposed regulation that would establish GHG emission thresholds for stationary sources under the PSD and Title V programs.

On September 22, 2009, the EPA released for publication a final rule that requires monitoring and annual reporting of GHG emissions in the United States by dozens of industries, including the electricity generating industry.  The rule targets fossil fuel combustion sources emitting more than the equivalent of 25,000 metric tons of GHGs per year, which includes virtually all fossil fuel-fired electric generating units.  Reporting will be required for individual facilities (and, if applicable, equipment or units falling into different source categories at a larger facility).  The EPA does not state that it intends to regulate GHG emissions, but instead explains that the purpose of the monitoring system would be to support the discussion of options for such regulation.  However, reporting and recordkeeping are the foundation for many potential new programs, including cap-and-trade systems, permitting requirements, or GHG capture technologies.

States are also becoming more active in the regulation of GHG emissions that are believed to be contributing to global climate change.  Ten states in the Northeast and Mid-Atlantic participate in the Regional Greenhouse Gas Initiative, a mandatory cap-and-trade program designed to reduce CO2 emissions from electric power generation by 10 percent below CY 2009 levels by CY 2018.  Seven states (and four Canadian provinces) participate in the Western Climate Initiative (“WCI”), a mandatory cap-and-trade program (beginning in CY 2012) for the electric utility and industrial sectors.  The state of California, a participant in the WCI, passed a law that requires the state to reduce GHG emissions to 1990 levels by CY 2020.  Six states (and one Canadian province) are participating in the Midwestern Greenhouse Gas Reduction Accord, which designed a regional cap-and-trade program to reduce emissions 18-20 percent below CY 2005 levels by CY 2020, and 80 percent below CY 2005 levels by CY 2050.  In May 2009, the Governors’ Energy and Climate Coalition, representing 30 states and territories, including three states in TVA’s service territory - Tennessee, North Carolina, and Virginia - pledged to work with Congress to pass legislation that will address climate change and provide the nation with a comprehensive energy strategy. North Carolina is studying initiatives aimed at climate change.  Under the provisions of the state’s Clean Smokestacks Act of 2002, the North Carolina Department of Environment and Natural Resources’ Division of Air Quality studied options for reducing CO2 emissions from coal-burning power plants and other sources.  The final Clean Smokestacks Act report, submitted to the North Carolina General Assembly in September of 2005, contained a recommendation that the state continue GHG mitigation planning and consider a public stakeholder process.  Thus, the North Carolina Climate Action Plan Advisory Group issued recommendations in an October 2008 report to further identify and assess mitigation options that state policy makers should consider for a state climate action plan.

Water Quality Control Developments

In the second phase of a three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under Section 316(b) of the Clean Water Act (“CWA”), the EPA promulgated a final rule for existing power producing facilities (“Phase II Rule”) that became effective on September 7, 2004.  On January 25, 2007, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) remanded the Phase II Rule, holding, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the U.S. Supreme Court.  On April 1, 2009, the Supreme Court in Entergy Corp. v. Riverkeeper, Inc., agreed with the industry petitioners and ruled that the EPA can compare costs with benefits to determine the technology that must be used at cooling water intake structures.  This decision overturns the Second Circuit ruling that federal clean water law does not permit the EPA to consider the cost-benefit relationship in deciding the best technology available to minimize adverse environmental impact. On July 9, 2007, the EPA suspended all but one provision of the Phase II Rule until the agency resolves the issues raised by the Second Circuit's remand.  The provision that was retained requires permitting authorities to apply, in the interim, Best Professional Judgment (“BPJ”) controls for existing facilities. BPJ controls are those that reflect the best technology available for minimizing the adverse environmental impacts of intake structures.  The use of BPJ controls reflects a return to the regulatory process that was used by permitting authorities to regulate the impact of intake structures prior to the promulgation of the Phase II Rule.

All of the intakes at TVA's existing coal and nuclear generating facilities were subject to the Phase II Rule.  Given the uncertainty over the changes the EPA will make to the rule, the impacts of the eventual rulemaking are uncertain at this time.

Section 303d of the CWA requires states to develop and report to the EPA on a two-year cycle a list of waters that are “impaired” or are expected to not meet water quality standards in the next two years and need additional pollution controls.  The Tennessee Department of Environment and Conservation (“TDEC”) placed a portion of Barkley Reservoir downstream of TVA's Cumberland Fossil Plant (“Cumberland”) on its 2008 list of impaired streams (the “303d List”).  This section of Barkley Reservoir had not been listed previously.  The reservoir conditions in 2007, especially for temperature and dissolved oxygen, changed significantly due primarily to reduced flows in the Cumberland River resulting from emergency dam repairs performed by the U.S. Army Corps of Engineers on the Wolf Creek and Center Hill Dams coupled with the most severe drought on record in the region.  The lower flows made less water available to dissipate the heated discharge from Cumberland and resulted in increased river temperatures.  The prospect of continued reduced flows through the Cumberland River system during the period required to complete the necessary repairs to Wolf Creek and Center Hill Dams may impact the generation of electricity from TVA's Cumberland and Gallatin Fossil Plants.  Placing this section of Barkley Reservoir on the 303d List could also impact the thermal limits imposed by the State of Tennessee when the discharge permit for Cumberland is renewed in 2010, or earlier if the state or the EPA determines that additional actions are required to protect the aquatic environment downstream from the plant.  TVA is working with the U.S. Army Corps of Engineers and TDEC to minimize the impacts to TVA's generating plants and improve the conditions observed in the river in 2007.  TVA began operating temporary cooling towers at Cumberland to reduce the temperature of the water discharged to the river.  On May 28, 2009, TVA met with TDEC to discuss TVA’s planned actions in 2009 to mitigate the impacts of the low river flow conditions.  While the official state-issued permit limit for Cumberland remains unchanged, TVA agreed at the TDEC meeting to take some additional mitigating steps with regard to plant operations, and perform additional monitoring to assess the impacts to fish and wildlife during the summer months.  TDEC was also informed that de-rating the plant was the best option for limiting the heat discharged to the river, that the temporary cooling towers installed in 2008 would not be restarted, and that TVA was initiating an engineering study for permanent cooling towers.

The EPA and many states are taking increased interest in evaluating the potential effects of thermal discharges from steam-electric generating facilities.  TVA is working with states and the EPA Region IV to demonstrate that the data collected by TVA in the vicinity of its facilities is sufficient to meet the requirements for assessing the impacts of thermal discharges on the aquatic environment.

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

TDEC’s announcement of additional precautionary advisories for several Tennessee water bodies does not mean that mercury levels in fish are increasing, but is more reflective of the effect of the lowered threshold values for issuing a precautionary consumption advisory.  TVA has been monitoring mercury levels in fish and sediments in TVA reservoirs for the last 35 years, and TVA’s data were provided to TDEC as a part of its review process.  TVA’s data show significant reductions in mercury concentrations in fish from the reservoirs with known industrial discharges that have now ceased.  Other than those areas historically impacted by industrial discharges, mercury concentrations in fish have tended to fluctuate through time with no discernible trend in fish from most reservoirs.  Despite increased burning of coal for electricity generation, current and historic records indicate that mercury concentrations in reservoir sediments have remained stable or declined.

One of the results of the major reductions in atmospheric emissions resulting from the clean air expenditures discussed above is that wastewaters at TVA coal-fired facilities and across the utility industry may be changing because of waste streams from air quality control technologies.  Varying amounts of ammonia or similar compounds used as a necessary component of SCR and SNCR operations may end up in facility wastewater ponds that may discharge through outfalls regulated under the CWA.  Operation of scrubbers for SO2 control also results in additional amounts of pollutants being introduced into facility wastewater treatment ponds.  The EPA is currently collecting information to determine if the national Steam Electric Point Source Effluent Guidelines (“Effluent Guidelines”) under the CWA need to be revised.  If the Effluent Guidelines are revised, potentially more restrictive discharge limitations for existing parameters or the addition of new parameters could result in additional wastewater treatment expenses to meet requirements of the CWA.  These costs cannot be accurately predicted at this time, but TVA is involved in and monitoring the EPA’s data collection activities and the progress of the Effluent Guidelines review process.  On the state level, new numeric nutrient criteria development and implementation (an EPA requirement) may require additional treatment costs to reduce nitrogen concentrations being added to the waste treatment ponds as a result of the operation of air pollution control equipment.  TVA is monitoring the development and implementation of numeric nutrient criteria, particularly by the states in TVA’s service area, and is encouraging regulatory agencies in the Tennessee Valley states to incorporate water quality trading regulations into their water quality standards.

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

Hazardous Substance Response and Oil Cleanup

Liability for releases and cleanup of hazardous substances is primarily regulated under the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.  TVA is aware of alleged hazardous-substance releases at 11 non-TVA areas for which it may have some liability.  TVA has reached agreements with the EPA to settle its liability at two of these non-TVA areas for a total of less than $23,000.  There is little or no known evidence that TVA contributed any significant quantity of hazardous substances to six of the non-TVA areas, and there has been no recent assertion of potential TVA liability for five of these six areas.  There is evidence that TVA sent some materials to the remaining three non-TVA sites: the David Witherspoon site in Knoxville, Tennessee, the Ward Transformer site in Raleigh, North Carolina, and the General Waste Products site in Evansville, Indiana.

The David Witherspoon site was contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals. DOE admitted to being the main contributor of materials to the site and cleaned the site up at a reported cost of about $35 million.  While DOE asked TVA to “cooperate” in completing the cleanup; TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.

The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is approximately $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group filed an amended complaint in federal court against potentially responsible parties who had not yet settled, including TVA, regarding the two phases of soil cleanup.  TVA settled this lawsuit and its potential liability for the two phases of soil cleanup for $300,000 and has been dismissed as a party.  Although the settlement with respect to the first two phases does not prohibit TVA from having liability in connection with the other two phases or any natural resource damages, the U.S. Department of Justice is attempting to negotiate a government-wide settlement of all federal agencies’ liability for cleanup of offsite contamination in the downstream drainage basin and the investigative portion of the supplemental groundwater remediation.

General Waste Products, located in Evansville, Indiana, operated scrap metal salvage yards from the 1930s until 1998 that contain contamination from lead batteries and PCB transformers.  The original defendants in a CERCLA action for the sites have filed a third-party complaint in the U.S. District Court for the Southern District of Indiana against TVA and others seeking cost contribution for cleanup of the yards.  There is evidence that TVA sent scrap metal to General Waste Products, but TVA has not found any records indicating that it sent batteries or PCB equipment.  Counsel for the original plaintiffs has informed TVA that the first yard has been cleaned up at a cost of $3.2 million, and cleanup estimates for the second yard range from $2 million to $7 million.  TVA’s allocated share of the cleanup costs, if any, is expected to be relatively small.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing, and TVA expects to incur costs of about $17 million for environmental work related to decommissioning of the Watts Bar Fossil Plant.

As of September 30, 2009, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $20 million on a non-discounted basis, including the Watts Bar Fossil Plant work, and is included in Other liabilities on the Balance Sheet.

Coal-Combustion Wastes

In accordance with a regulatory determination by the EPA in May 2000, coal-combustion and certain related wastes disposed of in landfills and surface impoundments are not regulated as hazardous waste.  In conjunction with this determination, the EPA committed to developing non-hazardous management standards for these wastes.  These existing waste-management facilities not meeting minimum standards.  On August 29, 2007, the EPA issued a Notice of Data Availability (“NODA”) in which it requested public comment on whether the additional information mentioned in the notice should affect the EPA’s decisions as it continues to follow up on its commitment to develop management standards for coal-combustion wastes.  After the Kingston coal ash release, both Congress and the EPA are considering taking action to increase the regulation of coal combustion waste surface impoundments, including regulation of coal ash as a hazardous waste under the Resource Conservation and Recovery Act and surface impoundment integrity requirements modeled after coal slurry management under the Surface Mining Control and Reclamation Act of 1977.  The EPA has announced that it plans to issue new regulations for the management of coal combustion wastes by December 31, 2009.  Tennessee enacted a law providing that any new coal ash disposal facility or any expansion of existing facilities used for coal ash disposal have a liner and a final cap.  Additional proposals to regulate coal ash and related impoundments are currently being developed by the EPA.  In August 2009 TVA announced plans to convert remaining wet ash and gypsum facilities to dry storage and disposal.  These projects are expected to be completed over an eight to 10 year period with a projected cost of $1.5 billion to $2.0 billion.

Low-Level Radioactive Waste

Low-level radioactive waste (“radwaste”) results from the normal operation of nuclear units and includes such materials as disposable protective clothing, mops, and filters.  TVA contracted to dispose of such waste at a Barnwell, South Carolina disposal facility through June 2008.  That facility closed to TVA and radwaste generators located in states that are not members of the Atlantic Interstate Low-Level Radioactive Waste Management Compact.  Since June 2008, TVA has continued its practice of having certain types of radwaste processed and shipped to a disposal facility in Clive, Utah, and TVA is also storing some radwaste at its own facilities.  TVA is capable of storing radwaste at its facilities for an extended period of time.

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, TVA (and other domestic nuclear utility licensees) entered into a contract with DOE for the disposal of spent nuclear fuel.  Payments to DOE are based upon TVA’s nuclear generation and charged to nuclear fuel expense.  Although the contracts called for DOE to begin accepting spent nuclear fuel from the utilities by January 31, 1998, DOE announced that it would not begin receiving spent nuclear fuel from any domestic nuclear utility.  TVA, like other nuclear utilities, stores spent nuclear fuel in pools of borated water at its nuclear sites.  TVA would have had sufficient space to continue to store spent nuclear fuel in those storage pools at its Sequoyah and Browns Ferry Nuclear Plants indefinitely had DOE begun accepting spent nuclear fuel.  DOE’s failure to do so in a timely manner required TVA to construct dry cask storage facilities at its Sequoyah and Browns Ferry Nuclear Plants and to purchase special storage containers for the spent nuclear fuel.  The Sequoyah and Browns Ferry dry cask storage facilities have been constructed and approved by the NRC and have been in use since 2004 and 2005, respectively, providing storage capacity through 2030 at Sequoyah and 2019 at Browns Ferry.  Watts Bar has sufficient storage capacity in its spent fuel pool to last until approximately 2015.

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001.  In August 2006, the United States paid TVA almost $35 million in damages awarded by the Court of Federal Claims, which partially offset the construction costs of the dry cask storage facilities that TVA incurred through 2004.  In September 2008, the United States paid TVA about $10 million for on-site spent nuclear fuel storage costs incurred during 2005.  TVA and DOE are considering entering into an agreement to facilitate the resolution of additional claims on a timely basis.  TVA anticipates submitting additional claims to DOE periodically.

Reportable Events

Kingston Ash Spill.  See Note 7 for a discussion of the Kingston ash spill, which discussion is incorporated herein by reference.

Widows Creek Gypsum Pond.  On January 9, 2009, a discharge from a gypsum containment pond at Widows Creek Fossil Plant was discovered.  The released material contained water and a mixture of predominantly gypsum and some fly ash.  Testing of water samples from the Tennessee River and Widows Creek reflected levels of metals, solids, and nutrients below the national primary drinking water standards that apply to public water systems for treated water.  Dredging of Widows Creek began on April 18, 2009, as part of the response to the release.  Current estimates of the costs of remediating the Widows Creek spill are approximately $9 million.  The Alabama Department of Environmental Management (“ADEM”) issued a Notice of Violation and a Consent Order for several alleged violations of the Alabama Water Pollution Control Act at Widows Creek, including the January 9, 2009 gypsum pond discharge.  The Consent Order requires payment of a $25,000 civil penalty and submission of engineering reports related to storage impoundments at both Widows Creek Fossil Plant and Colbert Fossil Plant in Alabama on a schedule defined in the Consent Order.

Ocoee Hydro Plant.  On January 3, 2009, TVA opened the Ocoee No. 3 sluice gates to lower the reservoir elevation to prepare for work on the Ocoee No. 2 Dam.  On January 4, 2009, large amounts of sediment were released downstream, and a number of fish were killed.  TDEC issued a Notice of Violation and a Director’s Order for the release of sediments, instructing TVA to cease sluicing operations from the Ocoee No. 3 Dam and to restore the affected area of the Ocoee River to pre-event status.  On April 3, 2009, TDEC approved the operation of the sluice gates at the Ocoee No. 3 Dam for flood risk management and recreational releases for the 2009 recreational season provided certain conditions are met regarding minimum pool elevation during sluicing, upstream operations, duration of releases, and onsite observation of the first two releases.  After the recreation season ended, TVA obtained TDEC approval for use of the Ocoee 3 sluice gates.

Employee Relations

On September 30, 2009, TVA had 12,219 employees, of whom 4,912 were trades and labor employees.  Under the TVA Act, TVA is required to pay trades and labor workers hired by TVA or certain of its contractors the rate of wages for work of a similar nature prevailing in the vicinity where the work is being performed.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

ITEM 1A.  RISK FACTORS

The risk factors described below, as well as the other information included in this Annual Report, should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results to differ materially from historical results as well as from the results predicted in forward-looking statements.  Although the risk factors described below are the ones that TVA management considers significant, additional risk factors that are not presently known to TVA management or that TVA management presently considers insignificant may also impact TVA’s business operations.  Although TVA has the authority to set its own rates and thus mitigate some risks by increasing rates, it is possible that partially or completely eliminating one or more of these risks through rate increases might adversely affect TVA commercially or politically.  Accordingly, the occurrence of any of the following could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

New laws, regulations, and administrative orders may negatively affect TVA’s cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Because TVA is a corporate agency and instrumentality established by an act of Congress, TVA may be affected by a variety of laws, regulations, and administrative orders that do not affect other electric utilities.  In fact, the very nature of TVA may be changed by legislation.  Although it is difficult to predict exactly how new laws, regulations, and administrative orders would impact TVA, some of the possible effects are described below.

•	TVA could lose its protected service territory.

TVA’s service area is primarily defined by the fence and the anti-cherrypicking provision.  If Congress were to eliminate or reduce the coverage of the anti-cherrypicking provision but retain the fence, TVA could more easily lose customers that it could not replace within its specified service area.  The loss of these customers could adversely affect TVA’s cash flows, results of operations, and financial condition.

•	The TVA Board could lose its sole authority to set rates for electricity.

Under the TVA Act, the TVA Board has the sole authority to set the rates that TVA charges for electricity, and these rates are not subject to further review.  If TVA loses this authority or if the rates become subject to outside review, there could be material adverse effects on TVA including, but not limited to, the following:

–
TVA might be unable to set rates at a level sufficient to generate adequate revenues to service its financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program; and

–	TVA might become subject to additional regulatory oversight that could impede TVA’s ability to manage its business.

•	TVA could lose responsibility for managing the Tennessee Valley River System.

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

TVA’s rated securities are currently rated “Aaa” by Moody’s Investors Service and “AAA” by Standard and Poor’s and Fitch Ratings, which are the highest ratings assigned by these rating agencies.  TVA’s credit ratings are not based solely on its underlying business or financial condition, which by themselves may not be commensurate with a triple-A rating.  TVA’s current ratings are based to a large extent on the legislation that defines TVA’s business structure.  Key characteristics of TVA’s business defined by legislation include (1) the TVA Board’s ratemaking authority, (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision, and (3) TVA’s status as a corporate agency and instrumentality of the United States.  Accordingly, if Congress takes any action that effectively alters any of these characteristics, TVA’s credit ratings could be downgraded.

Existing and future environmental laws, regulations, and orders may negatively affect TVA’s cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Existing environmental laws, regulations, and orders could affect TVA in several ways.

•
Compliance costs.  The cost of compliance with existing environmental laws, regulations, and orders is expected to be substantial, and costs could be significantly more than TVA anticipates.  In connection with the remediation of the Kingston ash spill, for example, actual costs could substantially exceed estimated costs if, among other things, TVA has to remove more ash than it anticipates, additional environmentally sensitive material is uncovered in the river sediment, delays of the ash removal process occur, or the methods of final remediation change.

•
Closure of facilities.  At some of TVA’s older facilities, it may be uneconomical for TVA to install the necessary equipment to comply with existing environmental laws, regulations, and orders, which may cause TVA to shut down those facilities.

•
On-site liabilities.  TVA may be responsible for on-site liabilities associated with the environmental condition of facilities or property that it has acquired or developed or operates regardless of when the liabilities arose, whether they are known or unknown, and whether they were caused by TVA or a third party.

•
Failure to obtain regulatory approvals.  TVA may be unable to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining required environmental regulatory approvals or if TVA fails to obtain, maintain, or comply with any such approval, TVA may be unable to operate its facilities or may have to pay fines or penalties.

In addition, new environmental laws, regulations, and orders could become applicable to TVA or the facilities it operates, and existing environmental regulations could be revised or reinterpreted in a way that adversely affects TVA.  Possible areas of future regulation include, but are not limited to, the following:

•
Greenhouse gases.  Costs to comply with future regulation of CO2 and other GHGs may reduce TVA’s cash flows and negatively impact its financial position and results of operations.  The cost impact of legislation or regulation cannot be determined at this time.

•
Coal combustion by-products.  Federal and state governments may regulate coal combustion by-products.  The EPA plans to issue new federal regulations governing the management of coal combustion by-products, including fly ash, by December 31, 2009.  These regulations may require TVA to make additional capital expenditures, increase TVA’s operating and maintenance costs, or lead to TVA shutting down certain facilities.

•
Renewable energy portfolio standards.  TVA is not currently obligated to provide a percentage of the power it sells from renewable sources but may be required to do so in the future.  In such a case, TVA would either have to build additional facilities that use renewable resources to produce the power itself, purchase renewable power from other companies, or offset some of its renewable requirements through energy efficiency.  Such developments could require TVA to make significant capital expenditures, increase its purchased power costs, or make changes in how it operates its facilities.

Demand for electricity could be significantly reduced, negatively affecting TVA’s cash flows, results of operations, and financial condition.

    Some of the factors that could reduce the demand for electricity include the following:

•
Economic downturns.  Sustained economic downturns in TVA’s service area or other parts of the United States could reduce overall demand for power and thus reduce TVA’s power sales and cash flows, especially as TVA’s industrial customers reduce their operations and thus their consumption of power.

•
Loss of customers.  As of September 30, 2009, two distributor customers had notices in effect terminating their power contracts with TVA.  The loss of additional customers could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

•
Change in technology.  Research and development activities are ongoing to improve existing and alternative technologies to produce electricity, including gas turbines, wind turbines, fuel cells, microturbines, solar cells, and distributed generation devices.  It is possible that advances in these or other alternative technologies could reduce the costs of electricity production from alternative technologies to a level that will enable these technologies to compete effectively with traditional power plants like TVA’s.  To the extent these technologies become a more cost-effective option for certain customers, TVA’s sales to these customers could be reduced, thereby negatively affecting TVA’s cash flows, results of operations, and financial condition.

Catastrophic events could affect TVA’s ability to supply electricity or reduce demand for electricity.

TVA could be adversely affected by catastrophic events such as fires, earthquakes, solar events, floods, tornados, wars, terrorist activities, pandemics, and other similar events.  These events, the frequency and severity of which are unpredictable, could negatively affect TVA’s cash flows, results of operations, and financial condition by, among other things, limiting TVA’s ability to generate and transmit power, reducing the demand for power, disrupting fuel or other supplies, leading to an economic downturn, or creating instability in the financial markets.

Weather conditions could influence TVA’s ability to supply power and its customers’ demands for power.

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  In addition, in periods of low rainfall or drought, TVA’s low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power.  Furthermore, high river water temperatures in the summer may limit TVA’s ability to use water from the Tennessee or Cumberland River systems for cooling at its generating facilities, thereby limiting TVA’s ability to operate its generating facilities.

TVA is the sole power provider for customers within its service area, and if demand for power in TVA’s service area increases, TVA is contractually obligated to take steps to meet this increased demand.

If demand for power in TVA’s service area increases, TVA may need to meet this increased demand by purchasing additional power from other sources, building new generation and transmission facilities, or purchasing existing generation and transmission facilities.  Purchasing power from external sources, as well as acquiring or building new generation and transmission facilities, could negatively affect TVA’s cash flows, results of operations, and financial condition.

Owning and operating nuclear units may subject TVA to nuclear incidents and significant costs that adversely affect its cash flows, results of operations, and financial conditions.

TVA has six operating nuclear units and has resumed construction of one nuclear unit that is scheduled to be placed in service in the fall of CY 2012.  Risks associated with these units include the following:

•
Nuclear incidents.  A nuclear incident at a TVA facility could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance.  Any nuclear incident, even at a facility that is not operated by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $105 million per year and a total of $671 million per nuclear incident under the Price-Anderson Act.  In addition, a nuclear incident could negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act.

•
Decommissioning costs.  TVA maintains a nuclear decommissioning trust for the purpose of providing funds to decommission its nuclear facilities.  The decommissioning trust is invested in securities generally designed to achieve a return in line with overall equity market performance.  TVA might have to make unplanned contributions to the trust if, among other things;

•	The value of the investments in the trust declines significantly;

•	The decommissioning funding requirements are changed by law or regulation;

•	The assumed real rate of return on plan assets, which is currently 5 percent, is lowered by the TVA Board;

•	The actual costs of decommissioning are more than planned;

•	Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly; or

•	TVA is required to decommission a nuclear plant sooner than it anticipates.

If TVA makes unplanned contributions to the trust, the contributions would negatively affect TVA’s cash flows, results of operations, and financial condition.

•
Increased regulation.  The NRC has broad authority to adopt requirements related to the licensing, operation, and decommissioning of nuclear generation facilities that can result in significant restrictions or requirements on TVA.  If the NRC modifies existing requirements or adopts new requirements, TVA could be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to its nuclear decommissioning trust.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.

TVA’s assets may not operate as planned.

Many of TVA’s assets, including generation and transmissions assets and supporting infrastructure, have been operating since the 1950s or earlier and have been in nearly constant service since they were completed.  If these assets fail to operate as planned, TVA, among other things:

•	Might have to invest a significant amount of resources to repair or replace the assets;

•	Might be unable to operate the assets for a significant period of time;

•	Might have to purchase replacement power on the open market;

•	Might not be able to meet its contractual obligations to deliver power; and

•	Might have to remediate collateral damage caused by a failure of the assets.

In addition, the failure of TVA’s assets to perform as planned could cause health, safety, and environmental problems and even result in such events as the failure of a dam, the failure of a containment pond, or a nuclear incident.  Any of these potential outcomes could negatively affect TVA’s cash flows, results of operations, and financial condition.

TVA’s organizational transformation efforts could fail.

Two recent reports have concluded that deficiencies in TVA’s systems, standards, controls, and corporate culture found at TVA’s coal-fired plants may have contributed to the Kingston ash spill.  The TVA Board in a July 21, 2009 resolution directed TVA to develop a remediation plan to eliminate the identified deficiencies in these areas.  The failure to eliminate the deficiencies could contribute to other incidents that could adversely affect TVA’s reputation, cash flow, results of operations, and financial condition.

TVA’s transmission reliability could be affected by problems at other utilities or at TVA facilities.

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

Events which affect the supply of water in the Tennessee River system may interfere with TVA’s ability to generate power.

An inadequate supply of water in the Tennessee River system could negatively impact TVA’s cash flows, results of operations, and financial condition by reducing generation not only at TVA’s hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  An inadequate supply of water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the Tennessee River system by governmental entities, and events in bodies of water not managed by TVA.  While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of the water necessary for the operation of its power plants, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some TVA facilities rely.  Events at these non-TVA managed bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA having insufficient water to meet the needs of its plants.  If TVA has insufficient water to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.

TVA’s fuel and purchased power supplies might be disrupted.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers.  Disruption in the acquisition or delivery of fuel or purchased power may result from a variety of physical and commercial events, political developments, or environmental regulations affecting TVA’s fuel and purchased power suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel or power, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In some circumstances, TVA may not be able to recover this difference from the supplier.  In addition, any disruption of TVA’s fuel and purchased power supplies could require TVA to operate higher cost plants, thereby adversely affecting TVA’s cash flows, results of operations, and financial condition.  Moreover, if TVA is unable to acquire enough replacement power or fuel and does not have enough reserve generation capacity available to offset the loss of power or fuel, TVA might not be able to supply enough power to meet demand, resulting in power curtailments or even blackouts.

TVA may incur delays and additional costs in power plant construction and may be unable to obtain necessary regulatory approval.

TVA is completing the construction of Watts Bar Nuclear Unit 2, planning major upgrades to and modernization of current generating plants, and evaluating construction of more generating facilities in the future.  These activities involve some risks of schedule delays and overruns in the cost of labor and materials.  In addition, if TVA does not obtain the necessary regulatory approvals, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA’s cash flows, financial condition, and results of operations could be negatively affected.  In addition, if construction projects are not completed according to specifications, TVA may suffer, among other things, reduced plant efficiency and higher operating costs.

Failure to attract and retain an appropriately qualified workforce may negatively affect TVA’s results of operations.

TVA’s business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  The inability to attract and retain an appropriately qualified workforce could adversely affect TVA’s ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects such as Watts Bar Nuclear Unit 2, and successfully implement its organizational transformation efforts.

TVA is involved in various legal and administrative proceedings whose outcomes may affect TVA’s finances and operations.

TVA is involved in various legal and administrative proceedings and is likely to become involved in other legal proceedings in the future in the ordinary course of business, as a result of catastrophic events or otherwise.  Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.  Similarly, resolution of any such proceedings could require TVA to change its business practices or procedures, which could also have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

TVA is subject to a variety of market risks that could negatively affect TVA’s cash flows, results of operations, and financial position.

TVA is subject to a variety of market risks, including, but not limited to, commodity price risk, investment price risk, interest rate risk, credit and counterparty risk, and currency exchange rate risk.

•
Commodity price risk.  Prices of commodities critical to TVA’s operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, emission allowances, and electricity, have been extremely volatile in recent years.  If prices of these commodities increase, TVA’s rates may increase.

•
Investment price risk.  TVA is exposed to investment price risk in its nuclear decommissioning trust, its asset retirement trust, and its pension fund.  If the value of the investments held in the nuclear decommissioning trust or the pension fund decreases significantly, TVA could be required to make substantial unplanned contributions to these funds.

•
Interest rate risk.  Changes in interest rates could increase the amount of interest that TVA pays on new bonds that it issues, decrease the return that TVA receives on its short-term investments, decrease the value of the investments in TVA’s pension fund and trusts, and increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered.

•
Credit and counterparty risk.  TVA is exposed to the risk that its counterparties will not be able to perform their contractual obligations.  If TVA’s counterparties fail to perform their obligations, TVA’s cash flows, results of operations, and financial condition could be adversely affected.  In addition, the failure of a counterparty to perform could make it difficult for TVA to perform its obligations, particularly if the counterparty is a supplier of electricity or fuel to TVA.

•
Currency exchange rate risk.  Over the next three years, TVA plans to spend a significant amount of capital on clean air projects, capacity expansion, and other projects.  A portion of this amount may be spent on contracts that are denominated in a foreign currency.  The value of the U.S. Dollar compared with other currencies has fluctuated widely in recent years, and, if not effectively managed, foreign currency exposure could negatively impact TVA’s cash flows, results of operations, and financial position.

TVA may have to make significant unplanned contributions to fund its pension and other post-retirement benefit plans.

TVA’s costs of providing pension benefits and other post-retirement benefits depend upon a number of factors, including, but not limited to:

•	Provisions of the pension and post-retirement benefits plan;
•	Changing employee demographics;
•	Rates of increase in compensation levels;
•	Rates of return on plan assets;
•	Discount rates used in determining future benefit obligations;
•	Rates of increase in health care costs;
•	Levels of interest rates used to measure the required minimum funding levels of the plans;
•	Future government regulation; and
•	Contributions made to the plans.

Any of these factors or any number of these factors could increase TVA’s costs of providing pension and other post-retirement benefits and require TVA to make significant unplanned contributions to the plans.  Such contributions would negatively affect TVA’s cash flows, results of operations, and financial condition.

Approaching or reaching its debt ceiling could limit TVA’s ability to carry out its business.  Additionally, TVA’s debt ceiling could be made more restrictive.

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30 billion outstanding at any time.  At September 30, 2009, TVA had $22.8 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $30 million and net discount on sale of Bonds of $224 million).

Approaching or reaching the debt ceiling could adversely affect TVA’s business by limiting TVA’s ability to borrow money and increasing the amount of debt needing to be serviced.  Also, Congress could lower the debt ceiling or broaden the types of financial instruments that are covered by the ceiling.  Either of these scenarios could also restrict TVA’s ability to further raise capital to maintain power program assets, to construct additional generation facilities, or to meet regulatory requirements.  In addition, approaching or reaching the debt ceiling could lead to increased legislative or regulatory oversight of TVA’s activities.

TVA may be unable to meet its current cash requirements if its access to the debt markets is limited.

TVA uses cash provided by operations together with proceeds from power program financings to fund TVA’s current cash requirements.  It is critical that TVA continue to have access to the debt markets in order to meet its cash requirements.  The importance of having access to the debt markets is underscored by the fact that TVA, unlike many utilities, relies almost entirely on debt capital since it is not authorized to issue equity securities.

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

•	A downgrade could result in TVA’s having to post collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.0 billion.

•	A downgrade could lower the price of TVA securities in the secondary market.

TVA could lose the ability to use regulatory accounting and be required to write off a significant amount of regulatory assets.

Under current accounting standards, TVA is permitted to use regulatory accounting.  Accordingly, TVA records as assets certain costs that would not be recorded as assets under GAAP for non-regulated entities.  As of September 30, 2009, TVA had $9.6 billion of regulatory assets.  If TVA loses its ability to use regulatory accounting, TVA could be required to write-off its regulatory assets and liabilities.

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

Although TVA is a corporate agency and instrumentality of the United States government, TVA securities are not backed by the full faith and credit of the United States.  If TVA were to experience extreme financial difficulty and were unable to make payments of principal or interest on its Bonds, the federal government would not be legally obligated to prevent TVA from defaulting on its obligations.  Principal and interest on TVA securities are payable solely from TVA’s net power proceeds.  Net power proceeds are the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

The market for TVA securities might be limited.

All of TVA’s Bonds are listed on the New York Stock Exchange except for TVA’s discount notes, which have maturities of less than one year, the 2009 Series A and B power bonds, and the power bonds issued under TVA’s electronotes® program, which is TVA’s medium-term retail notes program.  In addition, some of TVA’s Bonds are listed on foreign stock exchanges.

Although many of TVA’s Bonds are listed on stock exchanges, there can be no assurances that any market will develop or continue to exist for any Bonds.  Additionally, no assurances can be made as to the ability of the holders to sell their Bonds or as to the price at which holders will be able to sell their Bonds.  Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally, as well as the liquidity of the market for those securities.

If a particular series of Bonds is offered through underwriters, those underwriters may attempt to make a market in the Bonds.  Dealers other than underwriters may also make a market in TVA securities.  However, the underwriters and dealers are not obligated to make a market in any TVA securities and may terminate any market-making activities at any time without notice.

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

Generating Properties

At September 30, 2009, generating assets operated by TVA consisted of 59 coal-fired units, six nuclear units, 109 conventional hydroelectric units, four pumped storage units, 93 combustion turbine units, six combined cycle units, nine diesel generator units, one digester gas site, one biomass cofiring site, one wind energy site, and 15 solar energy sites.  See Item 1, Business — Power Supply for a chart that indicates the location, capability, and in-service dates for each of these properties, which chart is incorporated into this Item 2, Properties.  As of September 30, 2009, 24 of the simple cycle combustion turbine units are leased by private entities and leased back to TVA under long-term leases, and TVA leases the three Caledonia combined cycle units under a long-term lease.  In addition, as of September 30, 2009, SSSL owned an undivided 90 percent interest in the three Southaven combined cycle units, and TVA has entered into a lease with SSSL under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 30, 2010.  For additional details, see Note 11.  TVA is also in the process of constructing additional generating assets.  For a discussion of these assets, see Item 1, Business — Future Power Supply.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 15,954 circuit miles of transmission lines (primarily 500 kilovolt and 161 kilovolt lines);
•	487 transmission substations, power switchyards, and switching stations; and
•	66 individual interconnection points and 1,020 customer connection points.

As of September 30, 2009, certain qualified technological equipment and other software related to TVA’s transmission system is leased by private entities and leased back to TVA under long-term leases.

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

Buildings

TVA has a variety of buildings throughout its service area in addition to the buildings located at its generation and transmission facilities, including office buildings, customer service centers, power service centers, warehouses, visitor centers, and crew quarters.  The most significant of these buildings is the Knoxville Office Complex.  TVA also leases buildings, including its Chattanooga Office Complex, which consists of approximately 1.2 million square feet of office space.  The initial term of TVA's lease of approximately 1.05 million square feet of the Chattanooga Office Complex expires on January 1, 2011.  On February 8, 2008, TVA finalized an agreement to purchase this portion of the Chattanooga Office Complex upon the expiration of the existing lease term on January 1, 2011.  The lease on the Monteagle Place, the remaining portion of the Chattanooga Office Complex (approximately 131,979 square feet), expires on September 30, 2012.  On May 18, 2009, TVA finalized a purchase agreement for the Monteagle Place portion of the Chattanooga Office Complex with closing to occur October 1, 2012, upon the expiration of the existing lease term.  TVA also owns a significant number of buildings in Muscle Shoals, Alabama, and is currently evaluating strategies for long-term solutions to further reduce its Muscle Shoals portfolio.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of catastrophic events or otherwise.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA’s cash flows, results of operations, and financial condition.

For a discussion of Legal Proceedings involving TVA, see Note 20 — Legal Proceedings and  Note 23, which discussions are incorporated into this Item 3 by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2005 through 2009 should be read in conjunction with the audited financial statements and notes thereto (collectively, the “Financial Statements”) presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2005, 2006, 2007, and 2008 financial statement presentation to conform to the 2009 presentation.

Selected Financial Data1, 2 For the years ended September 30 (in millions)
	2009	2008	2007	2006	2005

Operating revenues3	$11,255	$10,382	$9,326	$8,983	$7,792

Net income	$726	$817	$423	$113	$85

Total assets	$40,017	$37,137	$33,732	$34,308	$34,473

Financial Obligations
Net long-term debt, excluding current maturities	$21,788	$20,404	$21,099	$19,544	$17,751
Capital leases4	77	95	104	128	150
Leaseback obligations	1,403	1,353	1,072	1,108	1,143
Energy prepayment obligations	927	1,033	1,138	1,244	1,350
Total long-term obligations	24,195	22,885	23,413	22,024	20,394

Discount notes	844	185	1,422	2,376	2,469
Current maturities of long-term debt, net	8	2,030	90	985	2,693
Total short-term obligations	852	2,215	1,512	3,361	5,162

Total financial obligations	$25,047	$25,100	$24,925	$25,385	$25,556

Notes
(1) TVA’s financial results for each year were affected by several special items that TVA considers significant. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2009, 2008, and 2007. In addition, during 2006, TVA adopted a new accounting methodology for conditional asset retirement obligations that resulted in a cumulative effect charge to income of $109 million and an increase in accumulated depreciation of $20 million.
(2) See Item 1A, Risk Factors and Note 20 for a discussion of risks and contingencies that could affect TVA’s future financial results.
(3) Prior to 2007, TVA reported certain revenue not directly associated with revenue derived from electric operations as Operating revenues. This income of $10 million and $17 million for 2006 and 2005, respectively, has been reclassified from Operating revenues to Other income. Additionally, certain Operating revenues related to income derived from electric operations were recorded net of related expenses. Expenses of $15 million for 2005 have been reclassified from Operating revenues to Operating expenses.
(4) Included in Accrued Liabilities and Other liabilities on the Balance Sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Business Overview

Distinguishing Features of TVA’s Business

TVA operates the nation’s largest public power system.  In 2009, TVA provided electricity to 52 large industrial customers, six federal customers, and 158 distributor customers that serve nearly nine million people in seven southeastern states.  TVA generates almost all of its revenues from the sale of electricity, and in 2009 revenues from the sale of electricity totaled $11.1 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA differs from other electric utilities in a number of ways.  Some of the more distinguishing features are discussed below.

Federally Defined Service Area.  TVA has a defined service area established by federal law.  Subject to certain minor exceptions, TVA may not, without an act of Congress, enter into contracts which would have the effect of making it or the distributor customers of its power a source of power supply outside the area for which TVA or its distributor customers were the primary source of power supply on July 1, 1957.  This statutory provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.  The Federal Power Act, primarily through its anti-cherrypicking provision, prevents FERC from ordering TVA to provide access to its transmission lines to others for the purpose of delivering power to customers within its service area except for customers in Bristol, Virginia.

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

Funding.  TVA’s operations were originally funded primarily with appropriations from Congress.  In 1959, however, Congress passed legislation that required TVA’s power program to be self-financing from power revenues and proceeds from power program financings.  Until 1999, TVA continued to receive some appropriations for certain multipurpose activities and for its stewardship activities.  Since 1999, however, TVA has not received any appropriations from Congress for any activities and, as directed by Congress, has funded essential stewardship activities primarily with power revenues.

TVA, unlike investor-owned power companies, is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any given time.  From time to time, legislation is proposed that would expand the types of financial obligations that count towards TVA’s $30 billion debt ceiling.  If Congress were to broaden the type of financial instruments that are covered by the debt ceiling or to lower the debt ceiling, TVA might not be able to raise enough capital to, among other things, service its then-existing financial obligations, properly operate and maintain its power assets, and provide for reinvestment in its power program.  At September 30, 2009, TVA had $22.8 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $30 million and net discount on sale of Bonds of $224 million).  Additionally, at September 30, 2009, TVA had $2.3 billion of leaseback arrangements and power prepayment obligations outstanding.  For additional information regarding TVA’s sources of funding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity.

Environmental Stewardship Activities. TVA’s mission includes managing the United States’ fifth largest river system — the Tennessee River, its tributaries, and public lands along the shoreline — to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and economic development.  There are 49 dams that comprise TVA’s integrated reservoir system.  The reservoir system provides 800 miles of commercially navigable waterway and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers.  The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for some of TVA’s coal-fired and nuclear power plants.  TVA’s Environmental Policy provides objectives for an integrated approach related to providing cleaner, reliable, and affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship.  The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.  TVA also manages 293,000 acres of reservoir lands for natural resource protection, recreation, and other purposes.

Economic Development Activities.  Since its beginnings in 1933, TVA has promoted the development of the Tennessee Valley.  TVA works with its distributor customers, regional, state and local agencies, and communities to showcase the advantages available to businesses locating or expanding in TVA’s seven-state service area.  At its October 30, 2008 meeting, the TVA Board approved a new economic development initiative, the Valley Investment Initiative.  Under the Valley Investment Initiative, TVA and distributors of TVA power will provide an incentive award to existing companies in TVA’s seven-state service area that demonstrate a multi-year commitment to sustained capital investment, the creation of quality jobs, compatible and efficient power use, and a commitment to remain in the TVA service area.  Other incentives for development include manufacturing rates for qualifying data centers, waiver of the Enhanced Growth Credit twelve-month shutdown provision, and realignment of recruitment targets to match the current economic and operational needs.  Continued recruitment of desirable companies and retention of the current industrial and manufacturing base continue to be critical to TVA’s economic development mission.

Executive Summary

TVA faced several significant challenges in 2009.  Economic weakness in the TVA service area, together with milder summer weather, contributed to a seven percent reduction in power sales as compared to 2008.  The year was also marked by the continuation of a global financial crisis which led to periods of extreme volatility in world markets and impacted TVA’s investment funds.  In addition, the December 2008 ash spill at the Kingston Fossil Plant and the January 2009 court decision ordering the installation of certain emission controls on four coal-fired plants present significant financial challenges for TVA.

TVA also faces large capital requirements to maintain its power system infrastructure and invest in new power assets, including cleaner energy sources.  TVA believes it is likely that laws or regulations will be passed in the near future that will require electric utilities to reduce GHG emissions and obtain a specified portion of their power supply from renewable resources.  TVA’s generating plants are among the oldest in the nation, and it may not be economical to continue to operate some plants in the future, particularly if new environmental laws or regulations are passed.  TVA is also planning to end the wet storage of fly ash and gypsum at its coal-fired plants, an effort that will involve significant investment.

Despite these challenges, TVA experienced some positive business developments in 2009, including the following items that contributed to TVA’s ability to accomplish its mission:

•
Drought conditions in TVA’s service area began to ease in 2009, and rainfall in the eastern Tennessee Valley was 103 percent of normal for the year.  As a result, TVA was able to increase lower cost conventional hydroelectric generation by 64 percent in 2009 over 2008 levels.

•	Average prices for purchased power and natural gas declined by 36 percent and 61 percent, respectively, in 2009 as compared to 2008.

•	For the tenth straight year, TVA’s transmission system operated with 99.999 percent reliability in delivering electricity to customers.

•	TVA experienced improvements in safety in 2009 and performed in the top decile in the utility industry.

•
TVA helped recruit Hemlock Semiconductor and Wacker Chemie to the TVA service area.  These companies announced capital investments of over $2.2 billion and the expected creation of an estimated 1,000 jobs.

TVA had net income of $726 million in 2009.  Operating revenues increased approximately 8 percent for 2009 as compared to 2008, although sales decreased approximately 7 percent during 2009.  The increases in revenues were primarily due to an increase in the FCA resulting from higher fuel and purchased power costs and base rate increases that were effective October 1, 2008.  Operating expenses increased approximately 13 percent due primarily to an increase in depreciation, amortization, and accretion, while interest expense decreased approximately 8 percent due to the decline in interest rates.

Following is a more detailed discussion of developments impacting TVA during 2009, as well as long-term challenges that TVA is facing and initiatives it is undertaking.

Challenges During 2009

TVA faced several challenges during 2009 that impacted its cash flows, results of operations, and financial condition.  The most significant of these challenges are related to the Kingston ash spill, coal combustion product facilities, and a court ruling in a lawsuit filed by the State of North Carolina requiring TVA to restrict emissions from its coal-fired plants.

Kingston Ash Spill

The Event.  On December 22, 2008, approximately five million cubic yards of water and coal fly ash flowed out of the Kingston ash pond onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA, but also structurally damaged three homes, interrupted utility service, and blocked a local road.  Fly ash is a coal combustion product of a coal-fired plant.  Kingston used wet ash containment impoundments for fly ash.

TVA is conducting cleanup and recovery efforts in conjunction with federal and state agencies.  Under the May 11, 2009, Administrative Order and Agreement of Consent (“Order and Agreement”) entered into by TVA and the EPA under CERCLA, TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with TDEC.  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed in 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation.  Fourteen lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee.  See Note 20 — Legal Proceedings and Note 23.

Financial Impact.  TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  This amount had been charged to expense during the nine month period ended June 30, 2009.  However, due to actions of the TVA Board in August 2009, the amount was reclassified as a regulatory asset during the fourth quarter and will be charged to expense as it is collected in future rates over 15 years.  Costs incurred through September 30, 2009, totaled $231 million.  The $933 million estimate currently includes, among other things, a reasonable estimate of costs related to ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the clean up.  If the actual amount of ash removed is more or less than the estimate, the expense could change significantly as this affects the largest cost components of the estimate.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which is still in development by TVA and regulatory authorities.

TVA has revised the estimated cost of the cleanup over the course of the year consistent with receipt of better information as the remediation work has progressed.  As work progresses and more information is available, TVA will review its estimates and revise as appropriate.  TVA currently estimates the recovery process will be completed in 2013.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s September 30, 2009 Balance Sheet.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or the low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The costs related to ash loading, transport, and disposal of all time critical ash and final disposition of dredge cell closures are the ones most subject to change.  It is not currently known exactly how much ash will need to be removed.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently either not probable, not reasonably estimable, or not appropriately accounted for as part of the estimate accrual: fines or regulatory directive actions, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during ash removal process, and other costs not meeting the recognition criteria.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered. If other materials are identified, additional remediation not included in the above estimates may be required.

Coal Combustion Product Facilities

Six of the eleven coal-fired plants operated by TVA use wet methods to collect fly ash.  The other five plants use a dry collection method.  TVA’s coal combustion products (“CCP”) collection sites follow the permit requirements of the states in which they are located.  These 11 sites have CCP collection facilities that have engineering dike systems that undergo daily visual inspections, quarterly state inspections, and annual detailed engineering inspections.

TVA performed a preliminary reassessment of the potential hazard classifications of the impoundments at each of its CCP facilities at the 11 coal-fired plants, as well as at the now closed Watts Bar Fossil Plant.  The preliminary reassessment resulted in each of the CCP facilities being assigned a classification.  The classifications do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life or significant economic or environmental damage could occur in the event of a failure.  Based on the Federal Guidelines for Dam Safety criteria, impoundments at four of the 12 TVA sites are rated in the “High” classification (These four sites are Bull Run, Colbert, Cumberland, and Widows Creek.)  TVA submitted the results of the preliminary reassessment to the EPA on July 14, 2009.

Additionally, TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet CCP facilities.  The first phase of the evaluation, which is finished, involved a detailed inspection of all wet CCP facilities, a detailed documentation review, and a determination of any immediate actions necessary to reduce risks.  The second phase of the program, which is ongoing, includes geotechnical explorations, stability analysis, studies, and risk mitigation steps such as performance monitoring, designing repairs, developing planning documents, obtaining permits, and implementing the lessons learned from the Kingston ash spill at TVA’s other wet CCP facilities.  As a part of this effort, an ongoing monitoring program with third-party oversight is being implemented, and TVA employees are receiving additional training in dam safety and monitoring.

At its July 21, 2009 meeting, the TVA Board directed TVA to develop a remediation plan covering TVA’s CCP facilities.  At the August 20, 2009 TVA Board meeting, TVA reported:

•	A new organization has been put into place to improve the management of CCP and establish accountability for decisions involving CCP, and

•
TVA is converting and eliminating its wet fly ash, bottom ash, and gypsum facilities to dry storage facilities and remediating the CCP facilities that were classified as “High” during the preliminary reassessment, such that they would no longer need to be classified as “High.”

The expected cost of the CCP work is between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Case Brought by North Carolina Alleging Public Nuisance

TVA is involved in a lawsuit filed by the State of North Carolina in connection with emissions from TVA’s coal-fired power plants.  TVA already has made capital expenditures to decrease emissions from some of the facilities, but the U.S. District Court for Eastern District of North Carolina has ordered significant additional investments and compliance in a time frame that is shorter than TVA had originally planned.  TVA’s current estimate of costs to comply with the court order is $1.7 billion, of which $1.1 billion would be for unplanned investment.  Management is evaluating alternatives which could change these amounts in the future.  Additionally, TVA has appealed the court’s decision.  See Item 1, Business — Environmental Matters and Note 20 — Legal Proceedings.

Future Challenges

TVA faces several challenges that may impact its cash flows, results of operations, and financial condition in the future.  The most significant of these challenges are discussed below.

Meeting the Power Needs in TVA’s Service Area

Power sales in TVA’s service area grew at an average of 2 percent per year from 2001 to 2008.  During 2009, power sales decreased about 7 percent from 2008 levels.  For 2010, TVA has forecasted an additional 2 percent decline in load and sales growth from 2009.  This decline is due principally to the recession.  Although there are many additional drivers that contribute to lower sales growth and lower load, such as the loss of two distributors, energy efficiency, and more efficient industrial and mechanical equipment, loads remain highly dependent on the economic conditions in TVA’s service area.  TVA is not expecting economic conditions to improve quickly, but does expect stabilization and a gradual increase from current levels of electricity usage.

In addition to the forecasted increased longer-term demand, TVA faces challenges in providing reliable and economic power supply due to the age of its coal-fired generation fleet.  On average, TVA’s coal-fired generation fleet is among the oldest of any utility in the southeastern United States.  As of September 30, 2009, the weighted average age of TVA’s coal-fired generation assets was 47 years.  During recent years, TVA has on average, invested less in maintaining its generation assets than surrounding utilities.  Although TVA is planning to increase its maintenance expenditures on its generating assets in 2010, it may not be economical to improve the reliability of some units in light of their age and current condition.

TVA anticipates that clean air regulations will require that all coal-fired plants eventually have clean air controls, consisting of scrubbers and SCRs for SO2, NOx, and mercury control.  Also, TVA expects that legislation will eventually require it to reduce CO2 emissions or purchase CO2 allowances.  Although TVA uses scrubbers on its largest generating units and low sulfur coal on other units to remove SO2, and SCRs and other controls to reduce NOx emissions, several of TVA’s older coal-fired plants do not have clean air controls, and their lower efficiency leads to higher CO2 emission rates.  Some of these less efficient units have been less economical to use in recent periods.  Due to the age, lower capacity, and lower efficiency of some plants, it may not be economical to install new clean air controls; accordingly, TVA may choose to retire some coal-fired units.

TVA plans to meet future power needs primarily through:

•
New Generation.  TVA intends to add new generation assets.  This intention is reflected in TVA’s decision to complete the construction of Watts Bar Unit 2 and to complete combined cycle facilities at Lagoon Creek and John Sevier.  TVA plans to consider other opportunities to add new generation from time to time.  Market conditions, including the volatility of the price of construction materials and the potential shortage of skilled craft labor, may add uncertainties to the cost and schedule of new construction.

•
Power Purchases.  Purchasing power from others will likely remain a component of how TVA addresses the power needs of its service area.  The Strategic Plan establishes a goal of balancing production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into purchased power agreements.  Achieving this goal will allow TVA to reduce its reliance on purchased power.

Future Contributions to TVA Investment Funds

TVA’s NDT and pension funds have been adversely affected by the turmoil in the financial markets during 2008 and 2009.  The NDT portfolio decreased in value by $241 million in 2008, and an additional $7 million in 2009.  As of September 30, 2009, the NDT was 95 percent funded.  TVA submitted a NDT funding assurance plan to the NRC during 2009 utilizing the external sinking fund method as described in the NRC’s regulations.  The plan is based on estimated positive long-term investment performance above an anticipated increase in the decommissioning liability over the remaining lives of TVA’s nuclear units.  The funding assurance plan provides mechanisms to address this shortfall under a schedule with the goal of ensuring sufficient funds are available when the nuclear plants are eventually decommissioned.

TVA plans to make a contribution of $21 million to the NDT in 2010.  If market conditions improve, this and future contributions could be less.  If market conditions in the future do not improve or continue to deteriorate, TVA may be required to make additional contributions to the NDT.  TVA may also utilize any other financial assurance method or combination of methods described in the NRC’s regulations to provide funding assurance for decommissioning.

The pension plan experienced dramatic declines in assets values over the past two years due to much lower than expected asset returns, which have affected the funded status.  In 2008, asset values declined $1.8 billion.  While financial markets improved in 2009, the plan remains below 100 percent funded.  This is due in part to the approximately $600 million of benefits that are being paid out each year.  To help improve the funded status of the plan, TVA made a discretionary pension contribution of $1.0 billion in September 2009.  If investment asset returns are at or above expectations, no further contributions will be made from 2010 through 2013.  However, if actual returns continue to be flat or lower than expectations or benefit payments rise significantly, additional contributions to the plan over the next few years may be necessary.

TVA’s investment policies are based on the objective of meeting long-term obligations, and the allocation of investments is based on the assumption of encountering distressed market conditions from time to time.  TVA does not anticipate making significant changes in its basic investment policies as a result of market conditions over the last 18 months.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk.

Debt Ceiling

The TVA Act specifies that TVA’s Bonds may not exceed $30 billion outstanding at one time.  As of September 30, 2009, TVA had $22.8 billion of Bonds outstanding (not including noncash items of foreign currency valuation loss of $30 million and net discount on sale of Bonds of $224 million).  Increased future capital expenditures along with a restrictive debt ceiling may pose a challenge to TVA’s ability to maintain low and competitive power rates.

Environmental Regulation

TVA expects increased environmental regulation in the future, including but not limited to the regulation of mercury and the emission of GHGs such as CO2.  TVA has considered, and intends to continue considering, fuel mix in making decisions about additional generation.  The restart of Browns Ferry Unit 1, construction to complete Watts Bar Unit 2, the filing of a Combined Construction and Operating License Application for two new units at the Bellefonte Nuclear Plant (“Bellefonte”), and the reactivation of the construction permits for existing Bellefonte units are examples of TVA’s activities to pursue or consider generation sources that do not emit GHGs.  The nature or level of future regulation of GHGs is unclear at this time.  Accordingly, the costs associated with such regulation are currently unknown but could be substantial.  TVA would have to recover such costs in rates or pursue some other action which, among other options, might include removing some coal-fired units from service.

Renewable Portfolio

There is currently pending federal legislation involving renewable energy and energy efficiency.  Depending on the bill that gets enacted, TVA might have to ensure that, over the CY 2011 to CY 2039 timeframe, anywhere from 3 percent to 20 percent of the electricity it sells is produced by renewable sources (as defined by Congress), or make alternative compliance payments for any deficiencies.  In addition, H.R. 2454, American Clean Energy and Security Act of 2009, which was passed by the House of Representatives, would cut U.S. GHG emissions 17 percent by CY 2020 from CY 2005 levels and 83 percent by CY 2050.  Utilities are a source of GHG emissions and would likely be impacted by such legislation.  Under most proposed legislation, renewable power generation resources include solar, wind, incremental hydroelectric, biomass, and landfill gas.  Generating power with renewable sources instead of coal-fired plants could help reduce the CO2 intensity of TVA’s generation.  Power generated using renewable sources, with current technologies, may not be economically competitive compared to existing power generation assets.  Technology advancements will be needed to address some of the operational issues associated with renewable energy, such as energy storage to address intermittency and interconnection technologies to address onsite, non-grid connected renewables and efficiencies.

Most renewable energy resources are geographically specific.  Some regions of the United States have an abundance of wind and solar resources, whereas other regions have hydroelectric resources.  Regional differences and limitations play a primary role in the types and amount of renewable and clean energy developed across the country.  Within the area served by TVA, two of the most abundant renewable resources are hydroelectric and biomass.  Feasible wind energy in this region is primarily associated with mountain top and ridgeline installations, and the total potential capacity is limited when compared to other parts of the nation where wind energy is more abundant.  If TVA is required to increase its use of renewable resources and the cost of doing so is greater than the costs of other sources of generation, TVA’s costs may increase significantly.

Organizational Transformation

Following the Kingston ash spill on December 22, 2008, the TVA Board directed management to develop an extensive remediation plan to address deficiencies in TVA’s control systems, operating standards, and corporate culture.  In response to these concerns, TVA has embarked on an agency-wide organization effectiveness initiative (“OEI”) to transform TVA into a more effective and accountable operation.  TVA began by creating a new Corporate Governance and Compliance organization and a new senior vice president position, reporting directly to the Chief Financial Officer, to lead TVA’s organizational effectiveness efforts.  The diagnostic phase of the OEI, supported by TVA staff and industry experts, was launched in early September 2009 and began with a thorough and deliberate review of six key areas: governance and accountability, organizational structure, operating policies and procedures, skills and capabilities, rewards and recognition, and change effectiveness.  The design and implementation planning phases of the initiative will continue throughout the first quarter of 2010 with specific improvement programs anticipated to begin in the second quarter of 2010.

Inflation

The economy has been experiencing a very deep recession which has led to unemployment and low capacity usage.  Given the current level of idle resources, inflationary pressures remain low.  However, a strong, sustained recovery with increasing labor, construction, and commodity costs, as well as high interest rates, could result in higher costs for TVA and pressure to increase power rates.  Periods of robust growth might also increase the need for TVA to add generation assets, even as the cost of construction is rising.  However, TVA expects that the impact of rising costs could be mitigated to some extent by increasing electricity sales.  Additionally, if growth is less robust, costs might increase more slowly and TVA may not have to add as much new generating capacity.

Electric Vehicles

TVA could be impacted from increased manufacture and eventual adoption of Plug-in Hybrid Electric Vehicles (“PHEV”) and full battery electric vehicles.  Potential impacts include overall faster growth in energy demand, unintended increased peak hour demand due to urban center parking/charging station design and daytime use, and additional impact on the transmission and distribution infrastructure such as increased congestion or load limits.  There is the potential to improve system load factor if most PHEV charging activity occurs off-peak.  However, technology adoption rates for electric transportation may be difficult to predict and introduce a new source of forecast uncertainty.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  TVA’s current liabilities exceed current assets because accounts payable significantly exceed accounts receivable, and because of the use of short-term debt to fund short-term cash needs and scheduled maturities of long-term debt.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

Financial markets experienced extreme volatility in 2008, and continued to experience extreme volatility in 2009 amid negative developments in housing and mortgage-related activities, weakness of major financial institutions, government actions, and negative economic developments.  These conditions have resulted in disruptions in credit and lending activities, particularly in the short-term credit markets through which corporate institutions borrow and lend to each other.  Disruptions in the short-term credit markets have the potential to impact TVA because TVA uses short-term debt to meet working capital needs, and because it typically invests its cash holdings in the short-term debt securities of other institutions.

TVA has not experienced difficulty in issuing short-term debt, or in refunding maturing debt, despite the disruptions in the credit markets.  Throughout the period of market volatility, TVA has experienced strong demand for its short-term discount notes, and has been able to issue discount notes at competitive rates.  TVA expects continued demand for TVA’s short-term debt securities.

Despite the conditions in the credit markets, TVA issued $377 million of electronotes® and almost $2.0 billion of other power bonds in 2009.  TVA believes it would be able to issue additional long-term debt if needed.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.0 billion with a national bank, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources to provide more than adequate liquidity to TVA for the foreseeable future.

Issuance of Debt.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  At September 30, 2009, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  See Note 1 — General.

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
•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.

Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:

•	The depreciation accruals and other charges representing the amortization of capital expenditures, and
•	The net proceeds from any disposition of power facilities,

for either

•	The reduction of its capital obligations (including Bonds and the Power Facility Appropriation Investment), or
•	Investment in power assets.

TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.

As discussed above, TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund working capital requirements.  During 2009, 2008, and 2007, the average outstanding balance of discount notes was $1.7 billion, $767 million, and $2.3 billion, respectively, and the weighted average interest rate on discount notes was 0.32 percent, 3.71 percent, and 5.17 percent, respectively.  At September 30, 2009, $844 million of discount notes were outstanding with a weighted average interest rate of 0.06 percent.  The discount notes are not listed on any stock exchange.

TVA issues power bonds primarily to refinance previously-issued power bonds as they mature.  During 2009 and 2008, TVA issued $2.4 billion and $2.1 billion of power bonds, respectively, and redeemed $2.9 billion and $689 million of power bonds, respectively.  At September 30, 2009, outstanding power bonds (including current maturities of long-term debt) consisted of the following:

Outstanding Power Bonds As of September 30, 2009
CUSIP or Other Identifier	Maturity	Coupon Rate		Principal Amount 1	Stock Exchange Listings
electronotes®	03/15/2018 - 01/15/2029	2.650% - 5.500	%2	$479	None
880591DN9	01/18/2011	5.625%		1,000	New York, Luxembourg
880591DL3	05/23/2012	7.140%		29	New York
880591DT6	05/23/2012	6.790%		1,486	New York
880591CW0	03/15/2013	6.000%		1,359	New York, Hong Kong, Luxembourg, Singapore
880591DW9	08/01/2013	4.750%		940	New York, Luxembourg
880591DY5	06/15/2015	4.375%		1,000	New York, Luxembourg
880591EE8	11/15/2015	2.250%		21	None
880591DS8	12/15/2016	4.875%		524	New York
880591EA6	07/18/2017	5.500%		1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%		650	New York
880591EC2	04/01/2018	4.500%		1,000	New York, Luxembourg
880591DC3	06/07/2021	5.805	%3	320	New York, Luxembourg
880591CJ9	11/01/2025	6.750%		1,350	New York, Hong Kong, Luxembourg, Singapore
880591300	06/01/2028	4.728%		330	New York
880591409	05/01/2029	4.500%		274	New York
880591DM1	05/01/2030	7.125%		1,000	New York, Luxembourg
880591DP4	06/07/2032	6.587	%3	399	New York, Luxembourg
880591DV1	07/15/2033	4.700%		472	New York, Luxembourg
880591EF5	06/15/2034	3.770%		450	None
880591DX7	06/15/2035	4.650%		436	New York
880591CK6	04/01/2036	5.980%		121	New York
880591CS9	04/01/2036	5.880%		1,500	New York
880591CP5	01/15/2038	6.150%		1,000	New York
880591ED0	06/15/2038	5.500%		500	New York
880591EH1	09/15/2039	5.250%		1,500	New York
880591BL5	04/15/2042	8.250%		1,000	New York
880591DU3	06/07/2043	4.962	%3	240	New York, Luxembourg
88059CF7	07/15/2045	6.235%		140	New York
880591EB4	01/15/2048	4.875%		500	New York, Luxembourg
880591DZ2	04/01/2056	5.375%		1,000	New York
Subtotal				22,020
Unamortized discounts, premiums, and other				(224)
Total outstanding power bonds, net				$21,796
Notes
(1) The above table includes net exchange losses from currency transactions of $30 million at September 30, 2009.
(2) The weighted average interest rate of TVA’s outstanding electronotes® was 4.58 percent at September 30, 2009.
(3) The coupon rate represents TVA’s effective interest rate.

As of September 30, 2009, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  TVA’s rated Bonds are currently rated “Aaa” by Moody’s Investors Service and/or “AAA” by Standard & Poor’s and/or Fitch Ratings, which are the highest ratings assigned by these agencies.  The ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies.  Ratings are assigned independently, and each should be evaluated as such.

For additional information about TVA debt issuance activity and debt instruments issued and outstanding as of September 30, 2009 and 2008, including identifiers, rates, maturities, outstanding principal amounts, and redemption features, see Note 10.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since 1959.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at September 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1.0 billion facility that matures on May 12, 2010, and the other of which is a $1.0 billion facility that matures on November 8, 2010.  The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At September 30, 2009, there were $103 million of letters of credit outstanding under the facilities and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.  See Note 10 — Short-Term Debt.

Call Monetization Transactions.  TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Through September 30, 2009, TVA has entered into four swaption transactions that generated proceeds of $261 million.

•
In 2003, TVA monetized the call provisions on a $1.0 billion Bond issue and a $476 million Bond issue by entering into swaption agreements with a third party in exchange for $175 million and $81 million, respectively.

•	In 2005, TVA monetized the call provisions on two Bond issues ($42 million total par value) by entering into swaption agreements with a third party in exchange for $5 million.

For more information regarding TVA’s call monetization transactions, see Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Swaption and Interest Rate Swaps.

Sale of Interest in TVA Generating Facility.  Seven States Power Corporation (“SSPC”), through its subsidiary, SSSL, purchased an undivided 90 percent interest from TVA in a three-unit, 792-MW summer net capability combined cycle combustion turbine facility in Southaven, Mississippi. SSSL paid TVA approximately $420 million for its interest in the facility.  SSSL and TVA have entered into an agreement under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 30, 2010.  The current agreement also requires TVA to buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010.  Because of TVA’s continued ownership interest in the facility as well as buy-back provisions, the transaction did not qualify as a sale and accordingly has been recorded as a leaseback obligation.  As of November 25, 2009, long-term arrangements have not been agreed upon. Management is unable to predict at this time whether such arrangements will be finalized by April 30, 2010.  See Note 11.

Summary Cash Flows

A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2009	2008	2007
Cash provided by (used in):
Operating activities	$2,141	$1,957	$1,788
Investing activities	(2,265)	(2,299)	(1,686)
Financing activities	112	390	(473)
Net (decrease) increase in cash and cash equivalents	$(12)	$48	$(371)

Operating Activities

2009 Compared to 2008

Net cash flows from operating activities increased $184 million in 2009 compared to 2008.  This increase resulted primarily from an increase in operating revenues as a result of higher base rates and FCA revenues as well as from lower cash fuel costs.  See Results of Operations.  This increase was partially offset by a $1.0 billion contribution in 2009 to TVA’s pension fund as an advance on contributions for 2010 through 2013.

2008 Compared to 2007

Net cash flows from operating activities increased $169 million in 2008 compared to 2007.  This increase was primarily due to higher operating revenues as a result of higher base rates and FCA revenues.  See Results of Operations.  This increase in revenues was partially offset by an increase in cash paid for fuel and purchased power, an increase in cash paid for interest, an increase in cash used by working capital, an increase in pension contributions due to the prepayment of 2009 pension contributions in September 2008, and a decrease in cash provided by deferred items primarily due to funds collected in rates in 2007 that were used to fund future generation.  See Note 1 — Reserve for Future Generation.

Investing Activities

The majority of TVA’s investing cash flows are related to investments in property, plant, and equipment for new generating assets as well as additions and upgrades to existing facilities.  A summary of changes in investing cash flows is provided below.

2009 Compared to 2008

Net cash flows used in investing activities in 2009 decreased $34 million compared to 2008.  The decrease primarily reflects the absence of the acquisition of new generating assets in 2009 compared to the $466 million purchase in 2008 of the Southaven combined-cycle facility.  This absence was partially offset by a $263 million increase in investments to existing facilities, a $110 million increase in expenditures for the enrichment and fabrication of nuclear fuel related to higher prices paid for enriched uranium and the normal year to year variability resulting from the timing of refueling outages at the nuclear plants, and a $17 million decrease during 2009 in collateral held by TVA in connection with a swap agreement as compared to a $25 million increase in collateral held in 2008.

2008 Compared to 2007

Net cash flows used in investing activities in 2008 increased $613 million compared to 2007.  The increase resulted primarily from a $355 million increase in combustion turbine acquisitions, a $129 million increase in investments to existing facilities, and a $119 million increase in expenditures for the enrichment and fabrication of nuclear fuel related to a buildup of fuel for strategic inventory purposes.

Financing Activities

2009 Compared to 2008

Net cash flows provided by financing activities decreased $278 million in 2009 compared to 2008.  The decrease resulted primarily from a $2.2 billion increase in redemptions and repurchases of long-term debt, with long-term debt of $2.9 billion retired in 2009, and a $221 million reduction in proceeds primarily from the sale/leaseback of the Southaven combined-cycle facility.  These items were partially offset by a $264 million increase in long-term debt issues, reflecting the issuance of $2.4 billion of long-term debt in 2009, and net issuance of $659 million of short-term debt in 2009 as compared to the net redemption of $1.2 billion of short-term debt in 2008.

2008 Compared to 2007

Net cash flows provided by financing activities were $390 million in 2008 compared to net cash used by financing activities of $473 million in 2007.  The $863 million change was primarily the result of a $1.1 billion increase in long-term debt issuances in 2008 as compared to 2007 and proceeds in 2008 of $325 million from the sale/leaseback of the Southaven combined-cycle facility.  These items were partially offset by a $282 million increase in the net redemption of short-term debt and a $219 million increase in redemptions and repurchases of long-term debt, with long-term debt of $689 million retired in 2008.

  Cash Requirements and Contractual Obligations

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures1 As of September 30
	Actual		Estimated Construction Expenditures
	2009		2010	2011	2012	2013	2014
Watts Bar Unit 2	$477		$681	$635	$416	$—	$—
Other capacity expansion expenditures	348		484	727	1,195	1,695	1,867
Environmental expenditures	171		145	297	530	1,475	1,286
Ash pond remediation	5		181	216	228	114	127
Transmission expenditures	230		234	228	283	284	345
Other capital expenditures 2	534		527	611	612	627	641
Total capital projects requirements	$1,765	3	$2,252	$2,714	$3,264	$4,195	$4,266
Notes
(1) TVA plans to fund these expenditures with power revenues and proceeds from power program financings. This table shows only expenditures that are currently planned.  Additional expenditures may be required for TVA to meet the anticipated growth in demand for power in its service area.
(2) Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(3) The numbers above exclude allowance for funds used during construction of $24 million and includes items accrued of $18 million.

TVA conducts a continuing review of its construction expenditures and financing programs.  The amounts shown in the table above are forward-looking amounts based on a number of assumptions and are subject to various uncertainties.  Amounts may differ materially based upon a number of factors, including, but not limited to, changes in assumptions about system load growth, environmental regulation, rates of inflation, total cost of major projects, and availability and cost of external sources of capital.  See Forward-Looking Information.

Management does not anticipate that TVA will substantially change its strategy for meeting long-term power supply needs.  TVA’s primary sources of funding for new generation investments are expected to continue to be cash from operations and power program financings.

In the near term, TVA may be negatively impacted by investments in new generation, such as Watts Bar Unit 2 and the John Sevier Combined Cycle Facility, that are not expected to provide a cash return until put into service.

TVA also has certain obligations and commitments to make future payments under contracts.  The following table sets forth TVA’s estimates of future payments as of September 30, 2009.  See Note 10, Note 11, and Note 14 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2010	2011	2012	2013	2014	Thereafter	Total

Debt1	$852	$1,008	$1,523	$2,308	$32	$17,111	$22,834
Interest payments relating to debt	1,254	1,226	1,198	1,054	968	17,157	22,857
Lease obligations
Capital	488	54	6	—	—	3	551
Non-cancelable operating	52	43	37	31	28	195	386
Purchase obligations
Power	274	272	258	203	198	6,200	7,405
Fuel	2,209	1,592	1,160	938	832	1,836	8,567
Other	50	48	37	30	27	156	348
Expenditures for emission control commitments2	438	378	455	325	109	—	1,705
Litigation settlement	3	3	3	3	3	—	15
Environmental cleanup costs-Kingston ash spill	348	259	59	36	—	—	702
Payments on other financings	89	94	98	99	100	818	1,298
Payments to U.S. Treasury
Return of Power Facility Appropriation Investment	20	20	20	20	10	—	90
Return on Power Facility Appropriation Investment	9	21	22	21	19	253	345
Total	$6,086	$5,018	$4,876	$5,068	$2,326	$43,729	$67,103
Notes
(1) Does not include noncash items of foreign currency valuation loss of $30 million and net discount on sale of Bonds of $224 million.
(2) Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case  brought by North Carolina alleging publice nuisance.  Management is evaluating alternatives which could change these amounts in the future. See Note 20 — Legal Proceedings — Case Brought by North Carolina Alleging Public Nuisance.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2010	2011	2012	2013	2014	Thereafter	Total
Energy Prepayment Obligations	$105	$105	$105	$102	$100	$410	$927

Results of Operations

Sales of Electricity

Sales of electricity accounted for substantially all of TVA’s operating revenues in 2009, 2008, and 2007.  TVA sells power at wholesale to distributor customers, consisting of municipalities and cooperatives that resell the power to their customers at retail rates.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power that is excess to the needs of the TVA system is sold under exchange power arrangements with other electric systems.  The following table compares TVA’s energy sales statistics for 2009, 2008, and 2007.

Sales of Electricity For the years ended September 30
(millions of kWh)
	2009	Percent Change	2008	Percent Change	2007

Municipalities and cooperatives	133,078	(4.7%)	139,596	(2.0%)	142,461
Industries directly served	28,718	(17.2%)	34,695	11.9%	30,993
Federal agencies and other	2,008	(0.2%)	2,013	(3.0%)	2,075
Total sales of electricity	163,804	(7.1%)	176,304	0.4%	175,529

Heating degree days	3,403	9.5%	3,109	(0.4%)	3,123
Cooling degree days	1,829	(8.1%)	1,990	(15.7%)	2,361
Combined degree days	5,232	2.6%	5,099	(7.0%)	5,484

2009 Compared to 2008

The 6,518 million kilowatt-hour decrease in sales to Municipalities and cooperatives was primarily due to a decrease in demand among the commercial and industrial customers of TVA’s distributors as a result of the economic downturn.  Several of these commercial and industrial customers have experienced less demand as a result of layoffs and decreased production.  Additionally, several more have shut down plants.  Sales to the residential customers of TVA’s distributors also experienced a slight decline in 2009.  The decrease in sales to residential customers was primarily due to a milder summer compared to 2008.

The 5,977 million kilowatt-hour decrease in sales to Industries directly served was primarily due to the same items mentioned above related to the downturn in the economy.

The decrease in sales to Federal agencies and other was primarily attributable to a decrease in off-system sales and was partially offset by an increase in sales to federal agencies directly served due to increased demand by two federal agencies.

2008 Compared to 2007

The 3,702 million kilowatt-hour increase in sales to Industries directly served was primarily due to increased sales to TVA’s two largest industrial customers, and increased sales to one other large customer due to increased demand since becoming a directly served customer in October 2006.  These three customers accounted for 86 percent of the increase in sales to Industries directly served.

The 2,865 million kilowatt-hour decrease in sales to Municipalities and cooperatives was primarily due to a decrease in sales to residential customers as result of a decrease in combined degree days of 385 days, or 7.0 percent.  The unfavorable weather effects were partially offset by the addition of a new municipal and cooperative customer (Bristol Virginia Utilities) beginning in January 2008 and an additional day of sales in 2008 due to leap year.

The 62 million kilowatt hour decrease in sales to Federal agencies and other was primarily attributable to a 102 million kilowatt-hour decrease in off-system sales reflecting decreased generation available for sale and market opportunities.  The decrease in off-system sales was partially offset by a 40 million kilowatt-hour increase in sales to federal agencies directly served due to increased demand load among federal agencies.

Financial Results

The following table compares operating results for 2009, 2008, and 2007:

Summary Statements of Income For the years ended September 30
	2009	2008	2007

Operating revenues	$11,255	$10,382	$9,326
Revenue capitalized during pre-commercial plant operations	—	—	(57)
Operating expenses	(9,282)	(8,198)	(7,726)
Operating income	1,973	2,184	1,543
Other income, net	25	9	71
Unrealized gain on derivative contracts, net	—	—	41
Interest expense, net	(1,272)	(1,376)	(1,232)
Net income	$726	$817	$423

Operating Revenues.  Operating revenues during 2009, 2008, and 2007 consisted of the following:

Operating Revenue For the years ended September 30
	2009	Percent Change	2008	Percent Change	2007
Operating revenues
Municipalities and cooperatives	$9,644	11.4%	$8,659	10.3%	$7,847
Industries directly served	1,367	(7.1%)	1,472	20.6%	1,221
Federal agencies and other	131	8.3%	121	8.0%	112
Other revenue	113	(13.1%)	130	(11.0%)	146

Total operating revenues	$11,255	8.4%	$10,382	11.3%	$9,326

Operating revenues increased $873 million or 8.4 percent in 2009 compared to 2008, and $1.1 billion or 11.3 percent in 2008 compared to 2007 due to the following:

	Variance 2009 vs. 2008	Variance 2008 vs. 2007

Base rate changes	$754	$389
FCA rate changes	742	701
Volume	(598)	(13)
Off system sales	(8)	(5)
Other revenue	(17)	(16)
Total	$873	$1,056

2009 Compared to 2008

Significant items contributing to the $873 million increase in operating revenues included:

•
A $985 million increase in revenue from Municipalities and cooperatives primarily due to an increase in average base rates of 9.1 percent due to base rate increases effective April 1, 2008 and October 1, 2008, which together provided $689 million in additional revenue.  FCA rate increases provided an additional $669 million in revenue.  These increases were partially offset by a decline in sales volume of 4.7 percent, which reduced revenues by $373 million.

•
A $105 million decrease in revenue from Industries directly served primarily due to decreased sales volume of 17.2 percent, which reduced revenues by $230 million.  This decrease was partially offset by FCA rate increases which provided $63 million in additional revenue, and an increase in average base rates of 5.6 percent which provided $62 million in additional revenues.

•
A $10 million increase in revenue from Federal agencies and other as a result of an $18 million increase in revenues from federal agencies directly served primarily due to the FCA rate increases and increased volume.  This increase was partially offset by a decrease in off-system sales of $8 million due to decreased volume.

•	A $17 million decrease in other revenue primarily due to a $14 million decrease in wheeling revenues and a $3 million decrease in revenues from the sale of emission allowances.

2008 Compared to 2007

Significant items contributing to the $1.1 billion increase in operating revenues included:

•
An $812 million increase in revenue from Municipalities and cooperatives primarily due to FCA revenues, which provided $605 million in additional revenues, and base rate increases averaging 4.8 percent, which provided $363 million in additional revenues.  These increases were partially offset by a decrease in sales volume of 2.0 percent, which reduced revenues by $156 million.  The decline in sales volume resulted primarily from milder weather (7 percent fewer heating and cooling degree days) in 2008.

•
A $251 million increase in revenue from Industries directly served as a result of increased sales volume of 11.9 percent, the FCA, and fluctuations in rates.  These items contributed to increased revenue of $141 million, $88 million, and $22 million, respectively.

•
A $9 million increase in revenue from Federal agencies and other as a result of a $14 million increase in revenues from federal agencies directly served due to the FCA rate increases, increased sales volume of 2.3 percent, and an increase in average base rates of 4.1 percent.  The increase in revenues from federal agencies directly served was partially offset by a $5 million decrease in off-system sales reflecting decreased sales volume of 33.1 percent partially offset by an increase in average base rates of 6.7 percent.

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

Operating Expenses. A table of operating expenses for 2009, 2008, and 2007 follows:

TVA Operating Expenses For the years ended September 30
	2009	Percent Change	2008	Percent Change	2007
Operating expenses
Fuel and purchased power	$4,745	13.6%	$4,176	21.1%	$3,449
Operating and maintenance	2,395	3.8%	2,307	(2.0%)	2,353
Depreciation, amortization, and accretion	1,598	30.6%	1,224	(16.9%)	1,473
Tax equivalents	544	10.8%	491	8.9%	451

Total operating expenses	$9,282	13.2%	$8,198	6.1%	$7,726

2009 Compared to 2008

Significant drivers contributing to the $1.1 billion increase in total operating expenses included:

Fuel and purchased power expense increased $569 million due to:

•	A $717 million increase in fuel and purchased power expense due to deferred fuel expense to be returned to customers in 2010 as part of the FCA mechanism.

•
A $113 million decrease in fuel expense resulting from a decrease in net thermal generation of 12 percent, which reduced fuel expense by $295 million.  The decrease in net thermal generation was due to lower demand, an increase in conventional hydroelectric generation of 4.7 billion kWh or 64 percent, and the decision to purchase more power due to favorable market prices.  The aggregate fuel cost per kilowatt-hour net thermal generation increased 8.8 percent and resulted in an increase of $182 million in fuel expense.  The higher fuel cost was primarily due to higher prices for coal and was partially offset by lower prices for natural gas.

•
A $35 million decrease in purchased power expense primarily due to a decrease in the average price of purchased power of 36 percent in 2009 compared to 2008, which resulted in a $529 million reduction in expense.  This decrease was partially offset by an increase in purchased power volume of 5.7 percent, which increased purchased power expense by $80 million.  Purchased power expense also increased $414 million due to net realized losses related to natural gas derivatives compared to net realized gains on these derivative contracts in 2008.

Operating and maintenance expense increased $88 million primarily due to a $44 million increase in operating and maintenance expense at nuclear plants due to increased number of personnel, an increase in forced maintenance outages at Browns Ferry and Sequoyah Nuclear Plants, and an increase in amortization of deferred nuclear outage costs.  TVA also experienced increased costs of $25 million primarily due to studies related to future uses of the Bellefonte Nuclear Plant, increased costs for reagents of $15 million largely due to increased volume as a result of additional SCR capacity online in 2009, increased administrative costs of $13 million due to increased insurance costs and increased expenses related to new information technology implementation in the third quarter of 2008, and increased costs of $14 million to support energy efficiency and demand response initiatives.

These increases were partially offset by a $29 million decrease in operating and maintenance expenses at coal-fired and combustion turbine plants largely due to repair and recovery work at Paradise Fossil Plant in 2008 that did not reoccur in 2009, partial write-downs of scrubber projects at Bull Run and John Sevier Fossil Plants in 2008 that did not reoccur in 2009, and a decrease in outage costs due to 573 outage days in 2009 compared to the 889 outage days in 2008.  These decreases were partially offset by the cost of studies primarily related to ash remediation and expenditures related to the discharge event at Widows Creek Fossil Plant.

Depreciation, amortization, and accretion expense increased $374 million primarily due to inclusion in 2008 of a one-time adjustment to Depreciation, amortization, and accretion expense of $350 million related to a change in regulatory accounting for non-nuclear asset retirement obligations.  See Note 6 — Non-Nuclear Decommissioning Costs.  In addition, depreciation expense increased $24 million primarily due to an increase in depreciation rates on transmission and substation equipment as a result of an external depreciation cost study implemented in the fourth quarter of 2008.

Tax equivalents payments increased $53 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2008 compared to 2007.

Other Income, Net.  The $16 million increase in Other income, net was largely attributable to a decrease in realized and unrealized losses on TVA’s supplemental executive retirement plan funds and a $4 million write-off of two economic development investments in the fourth quarter of 2008 not present in 2009.  See Note 15.

2008 Compared to 2007

Significant drivers contributing to the $472 million increase in total operating expenses included:

Fuel and purchased power expense increased $727 million due to:

•
A $330 million increase in fuel expense resulting from an increase in the aggregate fuel cost per kilowatt-hour net thermal generation of 10.9 percent, which resulted in $275 million in additional expense.  Increased net generation at coal-fired, combustion turbine, and nuclear plants of 2.9 percent resulted in an additional $55 million in expense.

•
A $128 million increase in purchased power expense resulting from an increase in the average price of purchased power of 22 percent, which resulted in $251 million in additional expense.  This increase was partially offset by a 5.7 percent decrease in volume of purchased power, which resulted in a decrease of $68 million in purchased power expense.  Although purchased power volume decreased in 2008 compared to 2007, TVA purchased significantly more power than planned due to decreased hydro-electric generation of 26.1 percent as a result of ongoing drought conditions in 2008.  Purchased power expense also decreased $55 million due to net realized gains related to natural gas derivatives compared to net realized losses on these derivative contracts in 2007.

•
A $269 million increase in fuel and purchased power expense due to a lower amount of fuel and purchased power expenses deferred in 2008 compared to 2007 to be recovered as part of the FCA mechanism in future periods.

Operating and maintenance expense decreased $46 million primarily due to a $61 million decrease in pension costs as a result of a 0.35 percent higher discount rate used to estimate pension costs during 2008 as compared to 2007.  TVA also experienced a $21 million reduction in costs related to power system operations and river operations due to a decrease in operating and maintenance projects and a reduction in personnel as part of TVA’s efforts to reduce non-fuel operating and maintenance expense; a $15 million decrease in expenses related to nuclear generation and development studies at Watts Bar Unit 2 in 2007 not present in 2008; a $12 million decrease in write-offs for impaired assets primarily due to a significant write-off of a scrubber project at Colbert in 2007; and a $7 million decrease in expenses at coal-fired and combustion turbine plants largely due to a decrease in planned outages in 2008 compared to 2007.

These decreases were partially offset by a $62 million increase in operating and maintenance expense at nuclear plants due to increased cost of operating Browns Ferry Unit 1, which did not begin commercial operation until August 2007, various forced maintenance outages, and increased costs at Browns Ferry Nuclear Plant related to maintenance projects undertaken in 2008 to improve plant performance and reliability in an effort to reduce future unplanned outages.

Depreciation, amortization, and accretion expense decreased $249 million primarily because of a decrease in Depreciation and accretion expense related to a change in regulatory accounting for non-nuclear asset retirement obligations.  In August 2008, the TVA Board approved a potential funding source through rates for non-nuclear decommissioning costs through the accumulation of assets in an asset retirement trust.  As a result, all cumulative costs that had been incurred previously were reclassified to a regulatory asset.  This adjustment totaled $350 million and was a one-time decrease to depreciation, amortization, and accretion expense in 2008.  This decrease was partially offset by an increase in depreciation expense primarily due to increases in completed plant accounts as a result of net plant additions and an increase in depreciation rates at several of TVA’s facilities.

Tax equivalents payments increased $40 million reflecting increased gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2007 compared to 2006.

Other Income, Net.  The $62 million decrease in Other income, net was largely attributable to decreased interest income from short-term investments, realized and unrealized losses on TVA’s supplemental executive retirement plan funds and restricted investments related to the collateral held by TVA, and a decrease in external business revenues.  TVA also recognized $4 million in expense due to the write-off of two economic development investments in the fourth quarter of 2008.

Unrealized Gain on Derivative Contracts, Net.  The decrease in Unrealized gain on derivative contracts, net was attributable to a change in ratemaking methodology.  Beginning in 2008, TVA began using regulatory accounting treatment for swaps and swaptions related to call monetization transactions to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  This treatment removes the non-cash impacts to TVA’s earnings that result from marking the value of these instruments to market each quarter.  The values of the swaps and swaptions for 2008 were recorded on TVA’s balance sheet, and no income was recognized.  However, TVA recognized $41 million as Unrealized gain on derivative contracts, net during 2007.

Interest Expense.  Interest expense, outstanding debt, and interest rates during 2009, 2008, and 2007 were as follows:

Interest Expense For the years ended September 30
	2009	Percent Change	2008	Percent Change	2007
Interest expense
Interest on debt and leaseback obligations	$1,292	(5.9%)	$1,373	(1.2%)	$1,390
Amortization of debt discount, issue, and reacquisition costs, net	20	0.0%	20	5.3%	19
Allowance for funds used during construction and nuclear fuel expenditures	(40)	135.3%	(17)	(90.4%)	(177)
Net interest expense	$1,272	(7.6%)	$1,376	11.7%	$1,232

	2009	Percent Change	2008	Percent Change	2007
Interest rates (average)
Long-term	5.62	(6.3%)	6.00	(0.3%)	6.02
Discount notes	0.32	(91.4%)	3.71	(28.2%)	5.17
Blended	5.25	(11.3%)	5.92	(0.3%)	5.94

2009 Compared to 2008

Significant items contributing to the $104 million decrease in net interest expense included a decrease in interest on debt of $90 million primarily due to a decrease in the average interest rates on short and long-term debt in 2009.  Interest expense was also reduced $23 million due to an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Unit 2.  This resulted in higher amounts of interest capitalized in 2009 compared to 2008.  These decreases in interest expense were partially offset by an increase in interest on leaseback obligations of $9 million primarily due to the addition of the Southaven leaseback obligation.

2008 Compared to 2007

Significant items contributing to the $144 million increase in net interest expense included a $160 million decrease in capitalized interest on construction projects and nuclear fuel expenditures primarily due to the change in ratemaking methodology regarding AFUDC and an increase of $1.5 billion in the average balance of long-term outstanding debt in 2008.  These items were partially offset by a decrease in the average long-term interest rate from 6.02 percent in 2007 to 6.00 percent in 2008, a decrease in the average discount notes interest rate from 5.17 percent in 2007 to 3.71 percent in 2008, and a decrease of $1.5 billion in the average balance of discount notes outstanding in 2008.

Off-Balance Sheet Arrangements

In February 1997, TVA entered into a purchased power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation, L.P. (“Choctaw”)) to purchase all the power generated from its facility. Before July 2009, TVA did not have access to certain financial records of Choctaw and was unable to determine if Choctaw met the definition of a variable interest entity.  In July 2009, TVA obtained access to certain financial records of Choctaw.  Based on the financial information received, TVA updated its assessment of its contractual relationship with Choctaw and determined that Choctaw did not meet the definition of a variable interest entity.  As a result, TVA is not required to consolidate Choctaw’s balance sheet, results of operations, and cash flows.  TVA’s future contractual cash commitments under this purchase power agreement are disclosed in Note 20 — Commitments — Power Purchase Obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, changes in financial position, or results of operations.  TVA’s critical accounting policies are also discussed in Note 1.

Regulatory Accounting

TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers; thus, TVA is “self regulated.”  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  The timeframe over which the regulatory assets and liabilities are recovered is subject to annual TVA Board approval.  If future recovery of regulatory assets ceases to be probable, TVA would be required to write off these costs and recognize them in earnings.  See Note 6.

Environmental Cleanup Costs - Kingston Ash Spill

Environmental clean-up costs related to the Kingston ash spill are based upon estimates of the incremental direct costs of the remediation effort, including costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort, to the extent of the time expected to be spent directly on the remediation effort.  Such amounts are included in the estimate when it is probable that a liability has been incurred as of the financial statement date and the amount of loss can be reasonably estimated.  When both of those recognition criteria are met and the estimated loss is a range, TVA accrues the amount that appears to be a better estimate than any other estimate within the range, or accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount.  If the actual costs materially differ from the estimate, TVA’s results of operations, financial condition, and cash flows could be materially affected.

As of September 30, 2009, the costs included in the environmental cleanup estimate for Kingston included ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the clean up.  As of September 30, 2009, TVA estimates that these costs will range from $933 million to $1.2 billion.  Based on the likelihood of multiple scenarios, TVA has accrued $933 million of remediation costs.  TVA has deferred the $933 million cost estimate as a regulatory asset and will amortize such costs into operating expenses over a 15-year period beginning in 2010 as such amounts are collected in rates.

The following categories could have a significant effect on estimates related to the Kingston ash spill remediation costs:

•
Ash Disposition Volume – The method and amount of coal ash removal and storage related to the clean up could vary under different scenarios.  Currently, TVA estimates it will transport between 3.0 and 9.0 million cubic yards of coal ash off site.  Under the most likely scenario, TVA would remove 5.4 million cubic yards of coal ash from the site of the ash spill.

•
Ash Disposition Costs – TVA’s costs related to loading, transporting, and disposing of coal ash are based on actual tonnage.  In estimating how many tons TVA will have to dispose of, TVA applies a conversion factor to the cubic yards of ash in each of the disposal scenarios based on the density of ash materials.  Sampling and lab analysis have shown the density of ash materials varies significantly based on several factors.  In estimating the ash disposition costs, TVA has used a conversion factor of approximately 1.3 tons per cubic yard of ash.  The conversion factor is multiplied by the cost in determining the cost estimate; therefore, a higher or lower conversion factor could significantly affect the cost estimate.

•
Excluded Costs – TVA has not included the following categories of costs because it has determined that these costs are currently either not probable, not reasonably estimable, or not appropriately accounted for as part of the expense accrual: fines or regulatory directive actions, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during ash removal process, and other costs not meeting the recognition criteria.  See Note 7.

Revenue Recognition

Revenues from power sales are recorded as power is delivered to customers.  TVA is primarily a wholesale provider of power to distributor customers (distributors) that resell the power to end users at retail rates.  Under TVA’s end-use billing arrangements with distributors, TVA relies on the distributors to report their end-use sales.  Because of the delay between the wholesale delivery of power to the customer and the report of end-use sales to TVA, TVA must estimate the unbilled revenue at the end of each financial reporting period.  TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the meter-read date to the end of the month.  The methodology for estimating unbilled revenue from electricity sales uses the distributors’ meter readings for the current billing period and an estimated rate based on the distributors’ end-use customers’ historical usage and product mix.  These rates can vary from historical trends.  See Note 1 — Revenues.

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations may be made based on engineering studies.  For nuclear assets, the studies are performed annually in accordance with NRC requirements.  For non-nuclear obligations, revisions are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets are charged to a regulatory asset.  See Note 9.

Nuclear Decommissioning.  Utilities that own and operate nuclear plants are required to use different procedures in estimating nuclear decommissioning costs under GAAP than those that are used in estimating nuclear decommissioning costs that are reported to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.  At September 30, 2009, the present value of the estimated future nuclear decommissioning cost under GAAP was $1.8 billion and was included in Asset retirement obligations, and the unamortized regulatory asset of $909 million was included in Other regulatory assets.  Under the NRC’s regulations, the present value of the estimated future nuclear decommissioning cost was $885 million at September 30, 2009.  This decommissioning cost estimate is based on NRC’s requirements for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains a nuclear decommissioning trust to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust’s funds are invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments.  The derivative instruments are used across various asset classes to achieve a desired investment structure.  The balance in the trust as of September 30, 2009, is less than the present value of the estimated future nuclear decommissioning costs under both the NRC methodology and under GAAP.

The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs:

•
Timing – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant’s retirement must be estimated.  At a multiple unit site, the expiration of the unit with the latest to expire operating license is typically used for this purpose, or an assumption could be made that the plant will be relicensed and operate for some time beyond the original license term.  Second, an assumption must be made whether decommissioning will begin immediately upon plant retirement, or whether the plant will be held in SAFSTOR status – a status authorized by applicable regulations which allows for a nuclear facility to be maintained and monitored in a condition that allows the radioactivity to decay, after which the facility is decommissioned and dismantled.  While the impact of these assumptions cannot be determined with precision, assuming either license extension or use of SAFSTOR status can significantly decrease the present value of these obligations.

•
Technology and Regulation – There is limited experience with actual decommissioning of large nuclear facilities.  Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly.  TVA’s cost studies assume current technology and regulations.

•	Discount Rate – TVA uses a blended rate of 5.3 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligation.

•
Investment Rate of Return – TVA assumes that its decommissioning investments will achieve a rate of return that is 5 percent greater than the rate of inflation.  This results in a 9.2 percent estimated investment rate of return for all periods presented.

•	Cost Escalation Factors – TVA’s decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by 4 percent annually.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost was $846 million at September 30, 2009.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to provide funding for the ultimate decommissioning of its non-nuclear power plants.  The trust’s funds are invested in securities generally designed to achieve a return in line with fixed-income market performance.  The assets of the fund are invested in fixed income securities directly and indirectly through commingled funds.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.

The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

•
Timing – In projecting non-nuclear decommissioning costs, the date of the plant’s retirement must be estimated.  TVA uses a probability-weighted scenario approach based on management assumptions, type of plant, number of units, and other factors to estimate the expected retirement time period.  In instances where the retirement of a specific plant asset differs from the anticipated plant closure date, the anticipated retirement date of that specific asset is used.  Additionally, TVA expects to incur certain ongoing costs subsequent to the initial plant retirement.

•
Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly.  TVA’s cost studies generally assume current technology and regulations.  Specific to the coal combustion product facilities, TVA assumes that any future closures will require more costly materials and processes than what is legally required as of September 30, 2009.

•
Discount Rate – TVA uses its incremental lending rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s non-nuclear decommissioning obligation.  As of September 30, 2009, the discount rates used in the calculations range from 1.3 percent to 5.7 percent.

•
Investment Rate of Return – TVA assumes that its non-nuclear decommissioning fund will achieve a rate of return that is 4 percent greater than the rate of inflation.  This results in a 7.75 percent estimated investment rate of return for all periods presented.

•
Cost Escalation Factors – TVA’s non-nuclear decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels at rates between 2.5 percent and 4.0 percent annually.

Pension and Other Post-retirement Benefits

TVA sponsors a defined benefit pension plan that is qualified under IRS rules and covers substantially all of its full-time annual employees.  The TVA Retirement System (“TVARS”), a separate legal entity governed by its own board of directors, administers TVA-sponsored retirement plans.  TVA also provides a supplemental executive retirement plan to certain executives in critical positions that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.  TVA’s costs of providing these benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  The most significant of these factors are discussed below.

Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets.  The expected return on pension plan assets used to develop net pension expense was 8.00 percent, 8.75 percent, and 8.75 percent during 2009, 2008, and 2007, respectively, and is determined at the beginning of the period.  Changes in the rates are generally based on studies performed by third party professional asset managers.  A higher expected rate of return decreases net periodic pension expense.  TVA adjusted the expected rate of return to 7.75 percent for 2010 based on a recent asset/liability study performed by third party professional asset managers.  The 2010 expected rate of return also reflects a change in the allocation policy of TVARS assets to shift a portion of target allocations from equities to fixed income.  The change in the TVARS asset allocation policy was based on a recommendation by the TVARS investment consultant.  The change in the expected return on pension plan assets discussed above does not affect TVA’s post-retirement benefits plan because TVA does not separately set aside assets to fund such benefits.  TVA funds its post-retirement plan benefits on an as-paid basis.  This change also does not impact the supplemental executive retirement plan as any assets set aside for that plan are not considered plan assets under GAAP.  The actuarial loss related to the difference between expected and actual return on pension plan assets for 2009 was $544 million.  This amount has been recognized as a regulatory asset.

Discount Rate. In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  In addition, TVA looks at published pension spot yield curves and applies expected cash flows to the curve to approximate the rate expected to settle the projected benefit payments.  The discount rates used to determine net pension cost were 7.5 percent, 6.25 percent, and 5.90 percent during 2009, 2008, and 2007, respectively.  The discount rate is determined at the beginning of the period.  TVA plans to use a discount rate of 5.75 percent in the determination of 2010 net periodic pension expense and also used this rate to value plan obligations at the end of 2009.  Changes in the discount rate for 2009 were due to decreased long-term interest rates.  The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.  The discount rate used to determine the post-retirement benefits costs is the same rate used to determine pension benefits costs due to a similar expected duration of the post-retirement and pension benefit obligations.  A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and post-retirement benefits expense for those plans where actuarial losses are being amortized.  On the other hand, a lower discount rate increases net periodic pension and post-retirement benefits costs and thus reduces TVA’s profitability.

The expected rate of return on pension plan assets and the discount rate, as well as the amortization of actuarial gains and losses, were determined in accordance with consistent methodologies, as described in Note 18.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed which included retirees as well as other plan participants.  TVA obtained an updated study in 2008 and, accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.

Cost of Living Adjustment.  The cost of living adjustment (“COLA”) is generally indexed against the Consumer Price Index (“CPI”), subject to a floor and ceiling.  The CPI fell during 2009, and current economic forecasts project slow growth in the CPI through CY 2015.  Additionally, the COLA had been temporarily reduced for current retirees and deferred to age 60 for employees retiring on or after January 1, 2010.  As a result of these COLA benefit reductions and low inflationary expectations, TVA reduced the COLA assumption from 3.0 percent to 2.5 percent at September 30, 2009.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension costs to changes in certain actuarial assumptions:

Sensitivity of Pension Costs to Changes in Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2010 Pension Cost	Impact on 2009 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$14	$243
Rate of return on plan assets	(0.25%)	$17	NA

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit costs to changes in the health care cost trend rate:

Sensitivity of Post-retirement Benefit Costs to Changes in Assumptions
(Increase in millions)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	$(6)
Effect on end-of-year accumulated post-retirement benefit obligation	$66	$74

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Accounting Mechanisms.  In accordance with current accounting methodologies, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension expense.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into periodic expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Additionally, TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, the losses that the pension plan assets experienced in the current year may have an adverse impact on pension expense in future years depending on whether the actuarial losses at each measurement date exceed the 10 percent corridor in accordance with current accounting methodologies.  See Note 18 for a discussion of obligations and funded status.

Expected Contributions.  TVA expects to contribute $7 million to its supplemental executive retirement plan and $37 million to its post-retirement health care benefit plans in 2010.  TVA made a contribution to the qualified defined benefit pension plan on September 24, 2009, of $1.0 billion that constitutes an advance of contributions for 2010 through 2013.

Changes in Ratemaking Impacting Accounting

Fuel Cost Adjustment

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA will be made on a monthly basis instead of a quarterly basis.  This will allow for the FCA rate to be more closely aligned with TVA’s costs.  Likewise, the FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel costs in the FCA.  The difference between the amounts is included in the deferred account and 50 percent of the account will be disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA will result in smaller reconciliations and faster liquidation of any balances in the account.  With the move to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance from the quarterly FCA of approximately $822 will be liquidated over a nine-month period from October 1, 2009 through June 30, 2010.

Wholesale Rate Structure

On July 8, 2009, in accordance with the rate change provisions of its wholesale power contracts, TVA issued a letter to its distributor customers proposing the implementation of a new rate structure in 2010.  This letter initiated a required negotiation period during which TVA is seeking to reach agreement with distributors on the proposed changes to wholesale and retail rates.  The proposed changes are not intended to provide additional revenue for TVA; however, individual distributors and end-use customers may see some effects on their bills.  The proposed rate structures would provide price signals to distributors and end-use customers to shift energy usage from high cost periods to less expensive periods.  For distributors, the wholesale rates would initially be a demand and energy rate with an option for a time-of-use rate.  TVA is proposing to have all distributors on a time-of-use wholesale rate structure by no later than April 2012.  For directly served customers and distributor-served customers with loads in excess of 5 MW, TVA is proposing a time-of-use rate structure.  Under the power contract rate change provisions, if agreement is not reached by January 4, 2010, the TVA Board may thereafter, upon not less than 30 days’ notice, place into effect the changes that it determines to be appropriate.

TVA faces several challenges in implementing time-of-use rates.  Although metering is in place today to facilitate implementation at the wholesale level, additional metering and infrastructure will be needed to pass through the time-of-use pricing signals at the retail level.  TVA is working with distributors to explore how additional metering and infrastructure resources can best be acquired in a cost-effective manner.  In addition, there will be additional administration costs associated with implementing the time-of-use rates.  Billing, metering, communication, and data management systems will have to be modified (and in some cases acquired) to read, communicate, and ultimately generate customer bills.

Environmental Cleanup Costs - Kingston Ash Spill

In August 2009, the TVA Board approved the use of regulatory accounting treatment for current and future incurred costs and future estimated costs related to the environmental cleanup of the Kingston ash spill.  These costs had previously been expensed as part of operations when such costs were deemed to be probable and estimable.  Therefore, all cumulative costs incurred or estimated since the spill in December 2008 were recaptured as a regulatory asset as of September 30, 2009.  The offset to this adjustment was a one-time decrease to operating expenses.  The costs will be recovered and amortized into operating expenses over a 15-year period beginning in 2010 as amounts are collected in rates.  Any changes to the estimated cost will be deferred as estimates are revised and future years’ rates will reflect those adjustments prospectively over the remaining portion of the 15-year period.  TVA believes it is reasonable to conclude that it can collect these expenses in its rates over this period.  See Note 7.

Non-Nuclear Decommissioning Costs

In August 2008, The TVA Board approved deferring costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements as allowed under GAAP.  These costs had previously been included in rates as the ARO was accreted and the asset was depreciated.  These costs did not previously meet the asset recognition criteria under GAAP guidance in effect at the date the costs were incurred.  Because of the establishment of the ART and the approval of the funding in rates as part of the TVA Board’s budget and ratemaking process, these costs met asset recognition criteria in the fourth quarter of 2008.  Accordingly, all cumulative ARO costs were recaptured as a regulatory asset as of September 30, 2008.  The regulatory asset initially created related to this adjustment totaled $350 million.  The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense. See Note 6 — Non-Nuclear Decommissioning Costs.

Nuclear Outage Costs

TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  Nuclear refueling outage and maintenance costs already incurred have historically been deferred as a regulatory asset and amortized on a straight-line basis over the estimated period until the next refueling outage.  In August 2009, the TVA Board approved changing this methodology for rate setting purposes.  Beginning in 2010, amounts will no longer be deferred.  Outage costs will be expensed as incurred, and previously deferred costs will continue to be amortized.

Fair Value Measurements

Investments

TVA’s investments classified as trading consist of amounts held in the NDT, the ART, and the SERP.  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  TVA's investments are primarily U.S. equities, international equities, REITs, fixed income investments, high-yield fixed income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Commingled funds are used to gain exposure to certain investments.  TVA has classified all of these trading securities as either Level 1 or Level 2 valuations.  The application of CVAs did not materially affect the fair values of TVA’s investments at September 30, 2009.  See Note 13 for a discussion of valuation levels.

Vendor-provided prices for TVA’s investments are subjected to automated tolerance checks by TVA’s investment portfolio trustee to identify and avoid, where possible, the use of inaccurate prices.  Any questionable prices identified are reported to the vendor which provided the price.  If the prices are validated, the primary pricing source is used.  If not, a secondary source price which has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over 2 percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared.  Tolerance thresholds are established by asset class.  Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Derivatives

TVA is currently a party to the following types of derivatives:

•	Currency swaps
•	Swaption
•	Interest rate swaps
•	Coal contracts with volume options
•	Commodity derivatives under the FTP (swaps, futures, options on futures, and other financial instruments)

Commodity derivatives under the FTP are classified as Level 1 and Level 2 valuations.  Currency swaps and interest rate swaps are classified as Level 2 valuations.  The swaption and coal contracts with volume options are classified as Level 3 valuations.

Currency Swaps, Swaption, and Interest Rate Swaps.  TVA has three currency swaps, one swaption, and three “fixed for floating” interest rate swaps.  The currency swaps and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable.  Therefore, the valuation is derived from an observable volatility measure with adjustments.  The application of CVAs resulted in a decrease of $2 million in the fair value of the swaption and interest rate swaps, and did not materially affect the fair values of the currency swaps at September 30, 2009.

Coal Contracts with Volume Options.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products, or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  As a result, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs resulted in a decrease of $5 million in the fair values of coal contracts in an asset position at September 30, 2009.

Commodity Derivatives under the Financial Trading Program.  TVA uses quoted NYMEX prices in its determination of the fair value of these contracts.  Contracts settled on the NYMEX are classified as Level 1 valuations.  These are primarily natural gas futures, fuel oil futures, crude oil futures, and natural gas option contracts.  Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas, fuel oil, and crude oil swap contracts.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2009.

TVA maintains policies and procedures to value commodity contracts using what is believed to be the best and most relevant data available.  In addition, TVA’s risk management group reviews valuations and pricing data.  TVA retains independent pricing vendors to assist in valuing certain instruments without market liquidity.

Fair Value Considerations

In determining the fair value of its financial instruments, TVA considers the source of observable market data inputs, liquidity of the instrument, credit risk, and risk of nonperformance of itself or the counterparty to the contract.  The conditions and criteria used to assess these factors are described below.

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., NYMEX, Moody’s).  In some cases, where market data is not readily available, TVA uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

Market Liquidity.  Market liquidity is assessed by TVA based on criteria as to whether the financial instrument trades in an active or inactive market.  An active market can be defined as a spot market/settlement mechanism environment and also a potential forward/futures market that is based on the activity in the forward/futures market.  A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, the prices can be measured by market bid and ask quotes, the market has a relatively high trading volume as compared to TVA's current trading volume, and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price.  Other factors TVA considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market based price upon entering into a transaction.

Nonperformance Risk.  In determining the potential impact of nonperformance risk, which includes credit risk, TVA considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is counterparty to currency swaps, a swaption, interest rate swaps, coal contracts, commodity derivatives, and other derivatives which subject TVA to nonperformance risk.  Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets) by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for the years CY 1983 to CY 2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

All derivative instruments are analyzed individually and are subject to unique risk exposures.  At September 30, 2009, the aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $6 million and $2 million, respectively.

Collateral.  TVA’s interest rate swaps, two of its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold. See Note 12 — Collateral for a discussion of collateral related to TVA’s derivative liabilities.

Level 3 Information.  Unrealized losses (gains) on contracts classified as Level 3 valuations are included in regulatory assets (liabilities) until the contracts are settled.  TVA experienced significant unrealized losses on coal contracts with volume options due to significant declines in coal market prices during the year ended September 30, 2009.  TVA also experienced unrealized losses on the swaption liability due to decreases in interest rates during the year ended September 30, 2009.  Unrealized losses on these instruments did not have a material effect on liquidity or capital resources.  TVA recognized a loss of $37 million related to the termination of coal supply contracts during the year ended September 30, 2009.  There were no realized gains (losses) during the year ended September 30, 2009.  At September 30, 2009, Level 3 valuations represent 8 percent of total assets measured at fair value and 63 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2009.

Accounting Standards Codification.  In June 2009, the FASB issued changes to the authoritative hierarchy of GAAP.  The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative generally accepted accounting principles to be applied by nongovernmental entities.  Filings to the SEC are made in accordance with GAAP.  Accordingly, even though TVA is a government agency, the changes will apply to TVA’s SEC filings.  All guidance contained in the ASC carries the same level of authority.  These changes became effective for TVA beginning with the financial statements issued for the year ended September 30, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

Fair Value Measurements.  In September 2006, FASB issued guidance for measuring assets and liabilities that currently require fair value measurement.  The guidance also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The guidance establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  These changes became effective for TVA on October 1, 2008.  See Note 13 for additional information.

In February 2008, FASB issued guidance that delays the effective date of the fair value accounting changes for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This guidance delays the effective date until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this guidance.  TVA has utilized the deferral portion of this guidance for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

In October 2008, FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  The guidance was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA on October 1, 2008.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued guidance regarding determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance clarifies the application of fair value measurements in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  These changes became effective for TVA as of April 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued guidance regarding interim disclosures about fair value of financial instruments.  The guidance requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The changes are effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of these changes is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this guidance became effective for TVA as of April 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

See Note 13 for related fair value disclosures.

Fair Value Option.  In February 2007, FASB issued guidance regarding the fair value of financial assets and financial liabilities. This guidance permits an entity to choose to measure many financial instruments and certain other items  at fair value.  The fair value option established by the guidance permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions are elective.  The guidance became effective for TVA on October 1, 2008.  As allowed by the statement, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of these changes did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued guidance addressing modifications to accounting for the presentation of certain contract amounts.  The guidance permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance became effective for TVA as of October 1, 2008.  The adoption of these changes did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued guidance regarding disclosures about transfers of financial assets and interests in variable interest entities (“VIEs”).  This guidance requires public entities to provide additional disclosures about transfers of financial assets.  It also expands the required disclosures pertaining to an enterprise's involvement with VIEs and is intended to provide more transparent information related to that involvement.  The new disclosure requirements include additional information regarding consolidated VIEs, as well as a requirement for sponsors of a VIE to disclose certain information even if they do not hold a significant financial interest in the VIE.  These disclosure provisions became effective for TVA as of October 1, 2008.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued guidance regarding disclosures about derivative instruments and hedging activities, which amends and expands the disclosure requirements.  These changes became effective for TVA as of January 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 12 for related disclosures.

Subsequent Events.  In May 2009, FASB issued guidance regarding accounting for subsequent events.  The guidance establishes principles and requirements for the period for which management must evaluate events and transactions subsequent to the balance sheet date for potential recognition or disclosure in its financial statements, the circumstances under which an entity should recognize such events and transactions, and the related disclosures.  These changes became effective for the three month period ending June 30, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 23 for related disclosures.

The following accounting standards have been issued, but as of September 30, 2009, were not effective and had not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued guidance that changes the accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  The guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued additional guidance to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The provisions of these changes are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  This guidance became effective for TVA as of October 1, 2009.  TVA expects that these changes could impact the accounting for any businesses acquired after the effective date of these pronouncements.

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA as of October 1, 2009.  TVA expects that these changes could impact the accounting for any noncontrolling interests acquired after the effective date of this pronouncement.

Employers’ Disclosures about Post-retirement Benefit Plan Assets.  In December 2008, FASB issued guidance that changes employers’ disclosures about post-retirement benefit plan assets.  The guidance requires that an employer disclose the following information about the plan assets: (1) information regarding how investment allocation decisions are made; (2) the major categories of plan assets; (3) information about the inputs and valuation techniques used to measure fair value of the plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  These changes will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of these changes would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting these changes on its disclosures in the financial statements.  The adoption of this guidance is not expected to materially impact TVA’s financial position, results of operations, or cash flows.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other VIEs.  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  These changes will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA is currently evaluating the potential impact of the requirements of this guidance on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  These changes will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA is currently evaluating the potential impact of the requirements of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Fair Value Measurements of Liabilities.  In August 2009, FASB issued guidance regarding fair value measurements of liabilities.  The guidance clarifies how the fair value of a liability should be measured when a quoted price in an active market for the identical liability either is or is not available.  Additionally, the guidance clarifies how to consider a restriction when estimating the fair value of a liability and the appropriate level within the fair value disclosure hierarchy in which the various measurement techniques result.  These changes will become effective for TVA beginning with the financial statements issued for the three months ending December 31, 2009.  TVA is currently evaluating the potential impact of the requirements of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Fair Value Measurements of Investments.  In September 2009, FASB issued guidance regarding fair value measurements for certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  The guidance allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The guidance also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  The new guidance will become effective for TVA beginning with the financial statements issued for the three months ending December 31, 2009.  TVA is currently evaluating the potential impact of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Legislative and Regulatory Matters

Proposed Legislation and Regulation

On January 14, 2009, Representative Nick J. Rahall from West Virginia introduced H.R. 493, a bill which would direct the Secretary of the Interior to promulgate regulations concerning the storage and disposal of coal ash.  This bill draws on the regulatory model for impoundments that is used for coal slurry management under the Surface Mining Control and Reclamation Act of 1977.  TVA understands that, at this time, further action on this bill has been postponed awaiting issuance of new federal regulations by the EPA.  Additional regulatory and legislative proposals to regulate coal combustion product facilities are possible.

On June 26, 2009, the House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  This bill is a comprehensive energy and climate change bill.  Its major impact would be the establishment of new requirements for the reduction of GHG emissions from a wide-range of sources, including electric utilities.  Under a new “cap and trade” program, allowances would be provided directly to retail electric suppliers, with requirements on such suppliers to utilize such allowances in a manner that would minimize the rate impacts on their retail customers.

H.R. 2454 would also establish a Federal Combined Efficiency and Renewable Electricity Standard (“CERES”), under which covered retail electric utilities would be required to meet a qualifying renewable energy/energy efficiency percentage of 20 percent by CY 2020.  As presently drafted, the CERES would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.  In addition, on June 17, 2009, the Senate Energy and Natural Resources Committee agreed upon original committee bill S.1462, supported by both Chairman Jeff Bingaman and Ranking Member Lisa Murkowski, which would establish a qualifying renewable electricity/energy efficiency percentage of 15 percent by CY 2021.  Like its House counterpart, the Senate version would apply to TVA with respect to its sales to its directly-served customers and to the larger distributors of TVA power.

In a similar effort to address GHG and climate change issues, on November 5, 2009, the Senate Environment and Public Works Committee ordered S.1733, the Clean Energy Jobs and American Power Act, to be reported to the Senate.  This bill is expected to be further revised before being considered by the Senate as a whole.

On April 24, 2009, the EPA published a proposal with two distinct findings regarding GHGs under the CAA.  The EPA is proposing to find that the current and projected concentrations of six key GHGs in the atmosphere threaten the public health and welfare of current and future generations.  This is referred to as the endangerment finding.  The EPA is further proposing to find that the combined emissions of GHGs from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of the key GHGs and hence to the threat of climate change.  This is referred to as the cause or contribute findings.  If the EPA proposals become final, these findings would allow regulation of CO2 and other GHGs under the CAA and would require the EPA to issue emissions limits for GHGs from automobiles and light trucks.  The endangerment finding is similar to findings that trigger regulation of other sources, including stationary sources such as electricity generating facilities, and could lead to regulation of GHG emissions from electric generating facilities and other sources.

For a discussion of additional environmental legislation and regulation, see Item 1, Business — Environmental Matters.

TVA cannot accurately predict whether the initiatives discussed above will become law in the future and, if so, in what form and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, the very nature of TVA can be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors in this Annual Report.

Environmental Matters

See Item 1, Business — Environmental Matters, which discussion is incorporated into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in Legal Proceedings that have risen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  These Legal Proceedings include the matters discussed in Note 20 — Legal Proceedings and Note 23.  TVA had accrued approximately $16 million and $46 million with respect to the Legal Proceedings described in Note 20 — Legal Proceedings and Note 23, as of September 30, 2009, and 2008, respectively, as well as less than $1 million as of September 30, 2009, and $5 million as of September 30, 2008, with respect to other Legal Proceedings that have arisen in the ordinary course of TVA’s business.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of TVA’s current Legal Proceedings, see Note 20 — Legal Proceedings and Note 23, which discussions are incorporated into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk Management Activities

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivatives instruments in its investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.  See Note 12 for more information regarding TVA’s derivative transactions.

Risk Governance

The Enterprise Risk Council (“ERC”) was created in 2005 to strengthen and formalize TVA’s enterprise-wide risk management efforts.  The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee.  The ERC’s current members are the president and chief executive officer (chair), the chief financial officer and chief risk officer, the chief operating officer, the General Counsel, and a designated representative from the Office of the Inspector General (“OIG”) as an advisory member.

The ERC has established a subordinate Risk Management Steering Committee (“RMSC”).  The RMSC is responsible for (1) reviewing risk management policies to ensure their consistency with TVA’s Enterprise Risk Management (“ERM”) policies and guidelines, (2) reviewing Strategic Business Unit risks and emerging issues, (3) providing executive guidance and support in enterprise risk assessments and risk management plans, (4) recommending enterprise risks for approval to the ERC, (5) recommending general risk management processes and methodologies for the enterprise, and (6) sponsoring special projects related to cross-functional risk management activities.

TVA has a designated ERM organization within its Financial Services organization, responsible for (1) coordinating risk assessment efforts at TVA organizations, (2) facilitating enterprise risk discussions with the risk subject matter experts, at the RMSC, ERC, and TVA Board levels, and (3) developing and improving risk governance structure and risk assessment processes and methodologies.

TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Item 1A, Risk Factors.  ERM is an on-going effort at TVA.  As such, it will continue to evolve in a manner intended to best support TVA's mission.

Commodity Price Risk

TVA is exposed to effects of market fluctuations in the price of commodities that are critical to its operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, emission allowances, and electricity.  TVA’s commodity price risk is substantially mitigated by its cost-based rates, including its automatic FCA mechnism.  To manage cost volatility for its wholesale and direct-served customers, TVA has established a Financial Trading Program (“FTP”).  Under the FTP, TVA currently hedges the risks associated with the price of natural gas, fuel oil, and crude oil.  TVA is prohibited from taking speculative positions in its FTP.

In its previous SEC reports, TVA used value at risk (“VaR”) as a measure of commodity price risk.  While the VaR approach is a reasonable approach for measuring the risks of portfolios that are primarily speculative in nature, it is less informative when used to measure the risks of hedging programs.  Given that (1) TVA has a policy of not entering into speculative commodity positions and (2) TVA’s exposure to commodity prices is substantially mitigated by its cost-based rates, including its automatic FCA mechanism, TVA is discontinuing the use of VaR in this Annual Report and in future SEC reports in favor of a sensitivity analysis of its commodity positions in its FTP.

Following is a discussion of the impact on the value of TVA’s natural gas, fuel oil, and crude oil derivative positions in its FTP that would result from hypothetical changes in commodity prices:

Natural Gas.  A hypothetical 10 percent decline in market prices of TVA’s natural gas trading derivative instruments as of September 30, 2009, 2008, and 2007, would have resulted in a decrease of approximately $94 million, $73 million, and $14 million, respectively, in the fair value of these instruments on these dates.   The $21 million increase from September 30, 2008, to September 30, 2009, resulted primarily from an increase in physical volumes hedged of 63 million mmBtu.  The $59 million increase from September 30, 2007, to September 30, 2008, resulted primarily from an increase in physical volumes hedged of 66 million mmBtu.

Fuel Oil.  A hypothetical 10 percent decline in market prices of TVA’s fuel oil trading derivative instruments as of September 30, 2009, would have resulted in a decrease of approximately $13 million in the fair value of these instruments on this date.  As of September 30, 2008 and 2007, TVA had no fuel oil trading derivative instruments outstanding.

Crude Oil.  A hypothetical 10 percent decline in market prices of TVA’s crude oil derivative instruments as of September 30, 2009, would have resulted in a decrease of approximately $5 million in the fair value of these instruments on this date.  As of September 30, 2008 and 2007, TVA had no crude oil trading derivative instruments outstanding.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s NDT, asset retirement trust, and pension plan.

Nuclear Decommissioning Trust

The nuclear decommissioning trust is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  As of September 30, 2009 and 2008, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $84 million and $85 million, respectively.  The $1 million decrease resulted from a decrease in the value of the investments in the trust from $845 million at September 30, 2008, to $838 million at September 30, 2009.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Nuclear Decommissioning for more information regarding TVA’s NDT.

Asset Retirement Trust

The ART is presently invested to achieve a return in line with fixed income market performance. The assets of the trust are invested in fixed income securities directly and indirectly through commingled funds.  As of September 30, 2009 and 2008, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $12 million and $8 million, respectively.  The $4 million increase resulted from an increase in the value of the investments in the trust from $81 million at September 30, 2008, to $120 million at September 30, 2009.

Pension Fund

The assets in TVA’s pension plan are primarily stocks and bonds.  TVARS targets an asset allocation policy for its pension plan assets of 45 percent equity securities including U.S. and non U.S. equities, 40 percent fixed income securities, and 15 percent alternative investments including private equity, private real estate, distressed debt, and timber.  The pension plan assets are invested in equity securities, debt securities, U.S. equities, international equities, real estate investment trusts, private real estate, timber, investment-grade debt, high-yield debt, U.S. Treasury inflation-protected securities, commodities, and currencies.  Derivative instruments such as futures, options, swaps, and forwards may be used to gain or adjust exposure to asset classes, but may not be used to leverage the portfolio.  As of September 30, 2009 and 2008, an immediate 10 percent decrease in the value of the investments in the fund would have reduced the value of the fund by approximately $660 million and $622 million, respectively.  The $38 million decrease resulted from a decrease in the value of the investments in the pension fund from $6.6 billion at September 30, 2009, to $6.2 billion at September 30, 2008.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Pension and Other Post-retirement Benefits and Note 18 for additional information regarding TVA’s pension fund.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, Bonds, swaption transaction, and interest rate swaps related to three of TVA’s swaption transactions.

Short-Term Investments

At September 30, 2009, TVA had $201 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2009 was $471 million.  The average interest rate that TVA received on its short-term investments during 2009 was less than 1 percent.  If the rates of interest that TVA received on its short-term investments during 2009 were zero percent, TVA would have received approximately $3 million less in interest from its short-term investments during 2009.  At September 30, 2008, TVA had $213 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2008 was $357 million.  If the rates of interest that TVA received on its short-term investments during 2008 had been one percentage point lower than the rates of interest that TVA actually received on these investments, TVA would have received approximately $4 million less in interest from its short-term investments during 2008.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of TVA’s investments in its pension fund, asset retirement trust, and nuclear decommissioning trust.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Investment Price Risk.

Debt Portfolio

Short-Term Debt.  At September 30, 2009, TVA’s short-term borrowings were $844 million, and the current maturities of long-term debt were $8 million.  Based on TVA’s interest rate exposure at September 30, 2009, an immediate one percentage point increase in interest rates would result in an increase of $9 million in TVA’s short-term interest expense during 2010.  This calculation assumes that the balance of short-term debt during 2010 equals the short-term debt balance at September 30, 2009, plus an amount representing the refinancing of current maturities of long-term debt.  At September 30, 2008, TVA’s short-term borrowings were $185 million, and the current maturities of long-term debt were $2.0 billion.  Based on TVA’s interest rate exposure at September 30, 2008, an immediate one percentage point increase in interest rates would have resulted in an increase of $22 million in TVA’s short-term interest expense during 2009.  This calculation assumes that the balance of short-term debt during 2009 equaled the short-term debt balance at September 30, 2008, plus an amount representing the refinancing of current maturities of long-term debt.  The $13 million decrease from September 30, 2008, to September 30, 2009, resulted primarily from a reduction in the amount of current maturities of long term-debt outstanding as of September 30, 2009, as compared to September 30, 2008, partially offset by an increase in the amount of short-term borrowings outstanding.

Long-Term Debt.  At September 30, 2009 and 2008, the interest rates on all of TVA’s outstanding long-term debt were fixed.  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  As of September 30, 2009 and 2008, the average life of TVA’s debt portfolio was 17.5 years and 15.8 years, respectively.  A schedule of TVA’s debt maturities is contained in Note 10.

Swaption and Interest Rate Swap Agreements

Changes in interest rates also affect the mark-to-market valuation of TVA’s swaption agreement and interest rate swaps.  Net unrealized gains and losses on these transactions are reflected on TVA’s Balance Sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA’s interest rate exposure at September 30, 2009, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $151 million.  Due to the low interest rate environment and the nature of the swaption, a full percentage point decrease in rates could not be used to determine the change in the swaption liability.  However, an immediate decrease of almost half a percentage point in interest rates would have increased the swaption liability by $715 million at September 30, 2009.

Based on TVA’s interest rate exposure at September 30, 2008, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $124 million and would have increased the swaption liability by $229 million.  The larger increases in interest rate swap liabilities and swaption liabilities at September 30, 2009, as compared to September 30, 2008, resulted primarily from the interest rate levels and the shape of the yield curve on these dates.

Currency Exchange Rate Risk

As of September 30, 2009 and 2008, TVA had three issues of Bonds outstanding whose principal and interest payments were denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, as of September 30, 2009 and 2008, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position.

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

Credit of Customers

The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  As previously mentioned in Item 1, Business — Customers — Other Customers, power sales to USEC represented 5 percent of TVA’s total operating revenues in 2009.  USEC’s senior unsecured credit ratings are currently ‘CCC’ by Standard & Poor’s and ‘Caa1’ by Moody’s Investors Service.  As a result of USEC’s credit ratings, it has provided credit assurance to TVA under the terms of its power contract.

TVA had concentrations of accounts receivable from seven customers that represented 41 percent and 40 percent of total accounts receivable as of September 30, 2009 and 2008, respectively.

The table below summarizes TVA’s customer credit risk from trade accounts receivable as of September 30, 2009 and 2008:

Customer Credit Risk As of September 30
	2009	2008
Trade Accounts Receivable 1
Investment grade
Municipalities and cooperative distributor customers	$790	$868
Exchange power arrangements	2	4
Industries and federal agencies directly served	26	46
Internally rated - investment grade
Municipalities and cooperative distributor customers	417	430
Industries and federal agencies directly served	—	3
Non-investment grade
Industries and federal agencies directly served	5	20
Internally rated - non-investment grade
Exchange power arrangements	—	1
Industries and federal agencies directly served	9	9
Subtotal	1,249	1,381
Other Accounts Receivable
Miscellaneous accounts	56	26
Provision for uncollectible accounts	(2)	(2)
Subtotal	54	24
Total	$1,303	$1,405
Note (1) Includes unbilled power receivables of $940 million and $1.0 billion in 2009 and 2008, respectively.

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

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  As mentioned in Item 1, Business — Power Supply — Purchased Power and Other Agreements, TVA has a power purchase agreement with Choctaw that expires on March 31, 2032.  Choctaw’s senior secured credit ratings are currently ‘BB’ by Standard & Poor’s and ‘Ba3’ with Moody’s Investors Service.  As a result of Choctaw’s credit ratings, the company has provided credit assurance to TVA, per the terms of its agreement.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and pension fund have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.

Credit of TVA

A downgrade in TVA’s credit rating could have material adverse effects on TVA's cash flows, results of operations, and financial condition and would harm investors in TVA securities.  Among other things, a downgrade could have the following effects:

•
A downgrade would increase TVA’s interest expense by increasing the interest rates that TVA pays on debt securities that it issues.  An increase in TVA’s interest expense would reduce the amount of cash available for other purposes, which could result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase electricity rates.

•	A downgrade could result in TVA having to post additional collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under two credit facilities totaling $2.0 billion.

•
A downgrade could lower the price of TVA securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA Bonds.

For a discussion of factors that could lead to a downgrade in TVA’s credit rating, see Item 1A, Risk Factors.

Subsequent Events

See Note 23, which discussion is incorporated into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Quantitative and qualitative disclosures about market risk are reported in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities, which discussion is incorporated into this Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY STATEMENTS OF INCOME For the years ended September 30 (in millions)
	2009	2008	2007
Operating revenues
Sales of electricity
Municipalities and cooperatives	$9,644	$8,659	$7,847
Industries directly served	1,367	1,472	1,221
Federal agencies and other	131	121	112
Other revenue	113	130	146
Operating revenues	11,255	10,382	9,326
Revenue capitalized during pre-commercial plant operations	–	–	(57)
Net operating revenues	11,255	10,382	9,269

Operating expenses
Fuel and purchased power	4,745	4,176	3,449
Operating and maintenance	2,395	2,307	2,353
Depreciation, amortization, and accretion	1,598	1,224	1,473
Tax equivalents	544	491	451
Total operating expenses	9,282	8,198	7,726

Operating income	1,973	2,184	1,543

Other income, net	25	9	71

Unrealized gain on derivative contracts, net	—	—	41

Interest expense
Interest on debt and leaseback obligations	1,292	1,373	1,390
Amortization of debt discount, issue, and reacquisition costs, net	20	20	19
Allowance for funds used during construction and nuclear fuel expenditures	(40)	(17)	(177)
Net interest expense	1,272	1,376	1,232

Net income	$726	$817	$423
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY BALANCE SHEETS At September 30 (in millions)
ASSETS
	2009	2008
Current assets
Cash and cash equivalents	$201	$213
Restricted cash and investments	—	106
Accounts receivable, net	1,303	1,405
Inventories and other, net	961	779
Total current assets	2,465	2,503

Property, plant, and equipment
Completed plant	41,286	40,079
Less accumulated depreciation	(18,086)	(16,983)
Net completed plant	23,200	23,096
Construction in progress	2,600	1,892
Nuclear fuel and capital leases	961	791
Total property, plant, and equipment, net	26,761	25,779

Investment funds	983	956

Regulatory and other long-term assets
Deferred nuclear generating units	2,347	2,738
Other regulatory assets	7,287	4,166
Subtotal	9,634	6,904
Other long-term assets	174	995
Total regulatory and other long-term assets	9,808	7,899

Total assets	$40,017	$37,137

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$2,108	$1,333
Environmental cleanup costs - Kingston ash spill	348	–
Collateral funds held	–	103
Accrued interest	401	441
Current portion of leaseback obligations	463	54
Current portion of energy prepayment obligations	105	106
Short-term debt, net	844	185
Current maturities of long-term debt	8	2,030
Total current liabilities	4,277	4,252

Other liabilities
Other liabilities	4,805	3,514
Regulatory liabilities	130	860
Environmental cleanup costs - Kingston ash spill	354	–
Asset retirement obligations	2,683	2,318
Leaseback obligations	940	1,299
Energy prepayment obligations	822	927
Total other liabilities	9,734	8,918

Long-term debt, net	21,788	20,404

Total liabilities	35,799	33,574

Commitments and contingencies (Note 20)

Proprietary capital
Appropriation investment	4,703	4,723
Retained earnings	3,291	2,571
Accumulated other comprehensive loss	(75)	(37)
Accumulated net expense of stewardship programs	(3,701)	(3,694)
Total proprietary capital	4,218	3,563

Total liabilities and proprietary capital	$40,017	$37,137
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CASH FLOWS For the years ended September 30 (in millions)
	2009	2008	2007
Cash flows from operating activities
Net income	$726	$817	$423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion	1,618	1,244	1,492
Nuclear refueling outage amortization	122	107	86
Amortization of nuclear fuel	216	189	137
Non-cash retirement benefit expense	146	145	201
Net unrealized gain on derivative contracts	—	—	(41)
Prepayment credits applied to revenue	(105)	(105)	(105)
Fuel cost adjustment deferral	850	123	(150)
Changes in current assets and liabilities
Accounts receivable, net	90	(59)	(144)
Inventories and other, net	(182)	(138)	(98)
Accounts payable and accrued liabilities	72	(88)	103
Accrued interest	(40)	35	4
Pension contributions	(1,005)	(165)	(75)
Refueling outage costs	(128)	(150)	(96)
Environmental cleanup costs – Kingston ash spill	(231)	—	—
Other, net	(8)	2	51
Net cash provided by operating activities	2,141	1,957	1,788

Cash flows from investing activities
Construction expenditures	(1,771)	(1,508)	(1,379)
Combustion turbine asset acquisitions	—	(466)	(111)
Nuclear fuel expenditures	(432)	(322)	(203)
Change in restricted cash and investments	(17)	25	48
Purchases of investments	(42)	(39)	(44)
Loans and other receivables
Advances	(13)	(6)	(16)
Repayments	11	13	16
Other, net	(1)	4	3
Net cash used in investing activities	(2,265)	(2,299)	(1,686)

Cash flows from financing activities
Long-term debt
Issues	2,369	2,105	1,040
Redemptions and repurchases	(2,874)	(689)	(470)
Short-term debt issues (redemptions), net	659	(1,237)	(955)
Proceeds from sale/leaseback financing	104	325	–
Payments on leases and leaseback financing	(79)	(43)	(37)
Financing costs, net	(33)	(32)	(11)
Payments to U.S. Treasury	(33)	(40)	(40)
Other	(1)	1	–
Net cash provided by (used in) financing activities	112	390	(473)

Net change in cash and cash equivalents	(12)	48	(371)
Cash and cash equivalents at beginning of year	213	165	536

Cash and cash equivalents at end of year	$201	$213	$165
See Note 16 for supplemental cash flow information. The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL For the years ended September 30 (in millions)
	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2006	$4,763	$1,349	$43	$(3,672)	$2,483
Net income (loss)	–	434	–	(11)	423	$423
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive loss	–	–	(62)	–	(62)	(62)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2007	$4,743	$1,763	$(19)	$(3,683)	$2,804	$361
Net income (loss)	–	828	–	(11)	817	$817
Return on Power Facility Appropriation Investment	–	(20)	–	–	(20)	–
Accumulated other comprehensive loss	–	–	(18)	–	(18)	(18)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563	$799
Net income (loss)	–	733	–	(7)	726	$726
Return on Power Facility Appropriation Investment	–	(13)	–	–	(13)	–
Accumulated other comprehensive loss	–	–	(38)	–	(38)	(38)
Return of Power Facility Appropriation Investment	(20)	–	–	–	(20)	–

Balance at September 30, 2009	$4,703	$3,291	$(75)	$(3,701)	$4,218	$688
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

In response to a proposal by President Franklin D. Roosevelt, in 1933, the U.S. Congress created the Tennessee Valley Authority (“TVA”), a government corporation.  TVA was created, among other things, to improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River System and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

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

Power rates are established by the TVA board of directors (“TVA Board”) as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes; debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Facility Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Facility Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.

Fiscal Year

Unless otherwise indicated, years (2009, 2008, etc.) refer to TVA’s fiscal years ended September 30.

Cost-Based Regulation

Under GAAP, TVA is entitled to use regulatory accounting.  TVA’s Board is authorized by the TVA Act to set rates for power sold to its customers; thus, TVA is “self regulated.”  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  Management assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, management believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset or liability write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

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

Restricted Cash and Investments

As of September 30, 2008, TVA had $106 million in Restricted cash and investments on its Balance Sheets primarily related to collateral posted with TVA by a swap counterparty.  Due to the changing economic environment and the terms of the swap agreement, previously posted funds were returned to the counterparty.  At September 30, 2009, TVA had no Restricted cash and investments on its Balance Sheet.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA’s estimate of probable losses inherent in the accounts receivable, unbilled revenue, and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  TVA’s corporate credit department is consulted to assess the financial condition of customers and the credit quality of the accounts.  The allowance for uncollectible accounts was $2 million at September 30, 2009, and 2008, for accounts receivable.  Additionally, loans receivable of $77 million and $75 million as of September 30, 2009, and 2008, respectively, are included in Other long-term assets, and reported net of allowances for uncollectible accounts of $13 million as of both September 30, 2009, and 2008.

Revenues

Revenues from power sales are recorded as power is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the meter-read date to the end of the month.  Components of the unbilled revenue include wholesale meter readings at estimated rates based on the historical usage and product mix and sales of excess generation at market rates.  These factors can vary from historical trends.  Exchange power sales are presented in the accompanying Statements of Income as a component of Sales of electricity-Federal agencies and other. Exchange power sales are sales of excess power after meeting TVA native load and direct served requirements.  (Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve.)

Reserve for Future Generation

During the first quarter of 2007, TVA began collecting in rates amounts intended to fund future generation based on the need for additional generating capacity that would be required to meet future power demand in its service area. Because these amounts were intended to fund future costs, they were originally deferred as a regulatory liability.  The funds were based on a predetermined rate applied to electricity sales approved as part of TVA’s 2007 budget. Collections for 2007 amounted to $76 million.  Following the purchase of two combustion turbine facilities, these funds were applied as credits to Completed plant and are reflected on the September 30, 2009, and September 30, 2008, Balance Sheets.  These funds collected for future generation are amortized to revenue in order to match revenue with the corresponding depreciation expense of the purchased assets on the Statement of Income.  This revenue recognition process began when the assets were placed into service.  The reserve for future generation was not extended beyond 2007.

      Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each transaction, and inventory issuances are priced at the latest moving weighted average unit cost.  At September 30, 2009 and 2008, TVA had $535 million and $381 million, respectively, in fuel inventories and $372 million and $347 million, respectively, in materials and supplies inventory.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.  The allowance for surplus and obsolete inventory was $50 million and $47 million at September 30, 2009, and 2008, respectively.

Emission Allowances.  TVA has emission allowances for sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted during the respective compliance periods.  Allowances granted to TVA by the EPA are recorded at zero cost.

Property, Plant, and Equipment, and Depreciation

Additions to plant are recorded at cost, which includes direct and indirect costs and an allowance for funds used during construction (“AFUDC”).  The cost of current repairs and minor replacements is charged to operating expense.  Nuclear fuel inventories, which are included in Property, plant, and equipment, are valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel in a reactor is calculated on a units-of-production basis and is included in fuel expense.

TVA accounts for its properties’ depreciation using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired, less salvage value, is charged to accumulated depreciation.  Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets.  Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.81 percent for 2009, 2.97 percent for 2008, and 2.90 percent for 2007.  Average depreciation rates by asset class are as follows:

TVA Property, Plant, and Equipment Depreciation Rates As of September 30
	2009	2008	2007
Asset Class:	(percent)
Nuclear	2.59	2.57	2.29
Coal-Fired	3.22	3.44	3.59
Hydroelectric	1.65	1.72	1.82
Combustion turbine/diesel generators	4.09	4.39	4.70
Transmission	3.40	2.74	2.53
Other	4.91	6.38	7.05

Depreciation rates are determined based on an external depreciation study.  TVA obtained and implemented a new study during the fourth quarter of 2008.  Rates were changed prospectively as a change in estimate.  The effect of the change in rates related to this study was a $3 million decrease in depreciation expense for the year ended September 30, 2008.  Depreciation expense for the years ended September 30, 2009, 2008, and 2007, was $1.2 billion, $1.1 billion, and $1.0 billion, respectively.

Property, plant, and equipment also includes assets recorded under capital lease agreements which primarily consist of office facilities of $35 million and $34 million as of September 30, 2009, and 2008, respectively, and fuel fabrication and blending facilities of $28 million and $34 million as of September 30, 2009, and 2008, respectively.

Decommissioning Costs

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the estimates of asset retirement obligations are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets are charged to a regulatory asset.  See Note 6 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs.

Blended Low Enriched Uranium Program

Under the blended low enriched uranium (“BLEU”) program, TVA, the Department of Energy (“DOE”), and some nuclear fuel contractors have entered into agreements providing for surplus highly enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005, which initiated the amortization of the costs of the BLEU fuel assemblies to nuclear fuel expense.  TVA expects to continue to use the blended nuclear fuel to reload the Browns Ferry reactors through 2016.  BLEU fuel was first loaded into Sequoyah Unit 2 in May 2008 and is expected to be loaded again in CY 2010 and CY 2011.

Under the terms of an interagency agreement between TVA and DOE, DOE supplies off-specification, highly enriched uranium materials to the appropriate third party fuel processors for processing into usable fuel for TVA.  In exchange, DOE will participate to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  Over the life of the program, TVA projects that DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in future payments to DOE of as much as $359 million.  TVA anticipates these future payments could begin in 2010 and last until 2016.  TVA accrued an obligation related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  As of September 30, 2009, this obligation was $30 million.

The third party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  However, the fuel fabrication contract qualifies as a capital lease, and TVA recognized a capital lease asset and corresponding lease obligation related to amounts paid or payable to the processor.

Investment Funds

Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 20 — Contingencies — Decommissioning Costs), asset retirement obligations (see Note 6 — Non-Nuclear Decommissioning Costs), and the supplemental executive retirement plan (“SERP”) (see Note 18 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan).  Nuclear decommissioning funds and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with overall equity market performance.  Asset retirement funds, which are classified as trading, are invested in securities and commingled funds designed to earn returns in line with fixed-income market performance.

Energy Prepayment Obligations and Discounts on Sales

During 2002, TVA introduced an energy prepayment program, the discounted energy units (“DEU”) program.  Under this program, TVA customers could purchase DEUs generally in $1 million increments, and each DEU entitles the purchaser to a $0.025/kilowatt-hour discount on a specified quantity of firm power over a period of years (five, 10, 15, or 20) for each kilowatt-hour in the prepaid block.  The remainder of the price of the kilowatt-hours delivered to the customer is due upon billing.  TVA’s DEU program allowed customers to use cash on hand to prepay TVA for some of their power needs, providing funding to TVA and a savings to customers in the form of a discount on future purchases.  The distributor customer receives a discount on a specified volume of firm energy purchased.  The supplement to the power contract specifies the discount rate (2.5 cents per kilowatt-hour), the monthly block of kilowatt-hours to which the discount applies, the number of years (term), and contingencies upon contract termination.

TVA has not offered the DEU program since 2005.  Total sales for the program since inception have been approximately $55 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2009, and 2008, Balance Sheets.

TVA recognizes revenue as electricity is delivered to customers, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2009, approximately $37 million has been applied against power billings on a cumulative basis during the life of the program, of which approximately $5 million was recognized as noncash revenue during 2009 and $6 million during each of 2008 and 2007.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division (“MLGW”), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2009, and 2008, Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  As of September 30, 2009, $590 million had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2009, 2008, and 2007.

Discounts for both programs amounted to $47 million for each of the years ended September 30, 2009, 2008, and 2007.

Insurance

Although TVA uses private companies to administer its health-care plans for eligible active and retired employees not covered by Medicare, TVA does not purchase health insurance.  Third party actuarial specialists assist TVA in determining certain liabilities for self-assumed claims.  TVA recovers the costs of losses through power rates and through adjustments to the participants’ contributions to their benefit plans.  These liabilities are included in Other liabilities on the Balance Sheets.

TVA purchases nuclear liability insurance, nuclear property, decommissioning, and decontamination insurance, and nuclear accidental outage insurance.  See Note 20 — Contingencies — Nuclear Insurance.

The Federal Employees’ Compensation Act governs liability to employees for service-connected injuries.  TVA purchases excess workers' compensation insurance above a self insured retention.

TVA purchases excess liability insurance for aviation, auto, marine, and general liability exposures.  TVA purchases property insurance for certain conventional (non-nuclear) assets as well as outage insurance (business interruption) for selected conventional generating assets.  During 2009, TVA experienced an unplanned outage at Widows Creek Fossil Plant due to a generator failure.  Under the terms of its outage insurance policy, TVA recovered $14 million which has been included as a reduction of Fuel and purchased power expense.

TVA also purchases liability insurance which provides coverage for its directors and officers subject to the terms and conditions of the policy.  Each of the insurance policies purchased contains deductibles or self insured retentions.  The limits, terms, conditions, and deductibles are comparable to those carried by other utilities of similar size.  TVA recovers the costs of losses through power rates.

Operation of dams, transmission facilities, and generating facilities involves inherent risks which may present potential exposures in excess of insurance coverage.

TVA has property and excess liability insurance programs in place which may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

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

Allowance for Funds Used During Construction

AFUDC capitalized during the year ended September 30, 2009, was $40 million as compared with $17 million capitalized during the year ended September 30, 2008.  TVA capitalizes interest as AFUDC, based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories.  Since October 1, 2007, interest on funds invested in capital projects has been capitalized only for projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration.  The adoption of this new criteria has greatly reduced the number of qualifying projects, which was approximately 800 at September 30, 2007.

Only the Watts Bar Nuclear Plant Unit 2 (“Watts Bar Unit 2”) construction met the new AFUDC criteria during the year ended September 30, 2009.  The accumulated balance of costs for qualifying projects, which is used to calculate AFUDC, averaged approximately $420 million for the year ended September 30, 2009.

Software Costs

TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software.  Capitalized software costs are included in Property, plant, and equipment on the Balance Sheet and are primarily amortized over five years.  As of September 30, 2009, and 2008, unamortized computer software costs totaled $189 million and $87 million, respectively.  Depreciation expense related to capitalized computer software costs was $24 million, $13 million, and $8 million for 2009, 2008, and 2007, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

Research and Development Costs

Research and development costs are expensed when incurred.  TVA’s research programs include those related to transmission technologies, emerging technologies (clean energy, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil, nuclear, and hydro), and environmental technologies.

Tax Equivalents

The TVA Act requires TVA to make payments to states and counties in which TVA conducts its power operations and in which TVA has acquired power properties previously subject to state and local taxation.  The amount of these payments is 5 percent of gross revenues from sales of power during the preceding year, excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.

Impairment of Assets

TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is cancelled or deemed to have no future economic benefit, the project is written off as an asset impairment.

Maintenance Costs

TVA records maintenance costs and repairs related to its property, plant, and equipment on TVA’s Statements of Income as they are incurred except for the recording of certain regulatory assets.  Historically, TVA deferred nuclear outage costs that were incurred during the operating cycle subsequent to the refueling outage.  These costs are incurred in the process of performing a nuclear fuel reload outage, and the benefits of these costs are realized during the subsequent 18 to 24 months when the nuclear fuel is burned during its operating cycle in producing electricity.  The TVA Board has historically included in rates the amortization of these deferred nuclear outage costs during the operating cycle subsequent to the refueling outage.

Beginning in 2010, TVA will implement a new policy to expense any future outage costs as incurred.  However, TVA will continue to amortize the related existing regulatory asset and include such amounts in rates.  See Note 6.

2.  Impact of New Accounting Standards and Interpretations

       The following accounting standards and interpretations became effective for TVA during 2009.

Accounting Standards Codification.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued changes to the authoritative hierarchy of GAAP.  The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative generally accepted accounting principles to be applied by nongovernmental entities.  Filings to the SEC are made in accordance with GAAP.  Accordingly, even though TVA is a government agency, the changes will apply to TVA’s SEC filings.  All guidance contained in the ASC carries the same level of authority.  These changes became effective for TVA beginning with the financial statements issued for the year ended September 30, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

Fair Value Measurements.  In September 2006, FASB issued guidance for measuring assets and liabilities that currently require fair value measurement.  The guidance also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The guidance establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  These changes became effective for TVA on October 1, 2008.  See Note 13 for additional information.

In February 2008, FASB issued guidance that delays the effective date of the fair value accounting changes for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This guidance delays the effective date until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this guidance.  TVA has utilized the deferral portion of this guidance for all nonfinancial assets and liabilities within its scope and is currently evaluating the future related impact.

In October 2008, FASB issued guidance for determining the fair value of a financial asset when the market for that asset is not active.  The guidance emphasizes that determining fair value in an inactive market depends on the facts and circumstances and may require the use of significant judgment.  The guidance was effective upon issuance, including prior periods for which financial statements have not been issued, and became effective for TVA on October 1, 2008.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued guidance regarding determining the fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance clarifies the application of fair value measurements in inactive markets and distressed or forced transactions, issues guidance on identifying circumstances that indicate a transaction is not orderly, and changes certain disclosure requirements regarding fair value measurements.  These changes became effective for TVA as of April 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

In April 2009, FASB issued guidance regarding interim disclosures about fair value of financial instruments.  The guidance requires summarized disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The changes are effective for interim and annual reporting periods ending after June 15, 2009.  At initial adoption, application of these changes is not required for earlier periods that are presented for comparative purposes.  The disclosure provisions of this guidance became effective for TVA as of April 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.

See Note 13 for related fair value disclosures.

Fair Value Option.  In February 2007, FASB issued guidance regarding the fair value of financial assets and financial liabilities. This guidance permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by the guidance permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions are elective.  The guidance became effective for TVA on October 1, 2008.  As allowed by the statement, TVA did not elect the fair value option for the measurement of any eligible assets or liabilities.  As a result, the adoption of these changes did not materially impact TVA’s financial condition, results of operations, or cash flows.

Offsetting Amounts.  In April 2007, FASB issued guidance addressing modifications to accounting for the presentation of certain contract amounts.  The guidance permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance became effective for TVA as of October 1, 2008.  The adoption of these changes did not materially impact TVA’s financial position, results of operations, or cash flows.

Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.  In December 2008, FASB issued guidance regarding disclosures about transfers of financial assets and interests in variable interest entities (“VIEs”).  This guidance requires public entities to provide additional disclosures about transfers of financial assets.  It also expands the required disclosures pertaining to an enterprise's involvement with VIEs and is intended to provide more transparent information related to that involvement.  The new disclosure requirements include additional information regarding consolidated VIEs, as well as a requirement for sponsors of a VIE to disclose certain information even if they do not hold a significant financial interest in the VIE.  These disclosure provisions became effective for TVA as of October 1, 2008.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

Derivative Instruments and Hedging Activities.  In March 2008, FASB issued guidance regarding disclosures about derivative instruments and hedging activities, which amends and expands the disclosure requirements.  These changes became effective for TVA as of January 1, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 12 for related disclosures.

Subsequent Events.  In May 2009, FASB issued guidance regarding accounting for subsequent events.  The guidance establishes principles and requirements for the period for which management must evaluate events and transactions subsequent to the balance sheet date for potential recognition or disclosure in its financial statements, the circumstances under which an entity should recognize such events and transactions, and the related disclosures.  These changes became effective for the three month period ending June 30, 2009.  The adoption of this guidance changed certain financial statement disclosures but did not materially impact TVA’s financial condition, results of operations, or cash flows.  See Note 23 for related disclosures.

The following accounting standards have been issued, but as of September 30, 2009, were not effective and had not been adopted by TVA.

Business Combinations.  In December 2007, FASB issued guidance that changes the accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  The guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued additional guidance to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. The provisions of these changes are effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008.  Early adoption is prohibited.  This guidance became effective for TVA as of October 1, 2009.  TVA expects that these changes could impact the accounting for any businesses acquired after the effective date of these pronouncements.

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA as of October 1, 2009.  TVA expects that these changes could impact the accounting for any noncontrolling interests acquired after the effective date of this pronouncement.

Employers’ Disclosures about Post-retirement Benefit Plan Assets.  In December 2008, FASB issued guidance that changes employers’ disclosures about post-retirement benefit plan assets.  The guidance requires that an employer disclose the following information about the plan assets: (1) information regarding how investment allocation decisions are made; (2) the major categories of plan assets; (3) information about the inputs and valuation techniques used to measure fair value of the plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  These changes will be effective for fiscal years ending after December 15, 2009, with early application permitted.  At initial adoption, application of these changes would not be required for earlier periods that are presented for comparative purposes.  TVA is currently evaluating the potential impact of adopting these changes on its disclosures in the financial statements.  The adoption of this guidance is not expected to materially impact TVA’s financial position, results of operations, or cash flows.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other VIEs.  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosures related to the transfers.  These changes will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA is currently evaluating the potential impact of the requirements of this guidance on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  These changes will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA is currently evaluating the potential impact of the requirements of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Fair Value Measurements of Liabilities.  In August 2009, FASB issued guidance regarding fair value measurements of liabilities.  The guidance clarifies how the fair value of a liability should be measured when a quoted price in an active market for the identical liability either is or is not available.  Additionally, the guidance clarifies how to consider a restriction when estimating the fair value of a liability and the appropriate level within the fair value disclosure hierarchy in which the various measurement techniques result.  These changes will become effective for TVA beginning with the financial statements issued for the three months ending December 31, 2009.  TVA is currently evaluating the potential impact of the requirements of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

Fair Value Measurements of Investments.  In September 2009, FASB issued guidance regarding fair value measurements for certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  The guidance allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The guidance also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  The new guidance will become effective for TVA beginning with the financial statements issued for the three months ending December 31, 2009.  TVA is currently evaluating the potential impact of these changes on its financial position, results of operations, cash flows, and disclosures in its financial statements.

3.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable As of September 30
	2009	2008

Power receivables billed	$309	$357
Power receivables unbilled	940	1,000
Fuel cost adjustment – current	-	24
Total power receivables	1,249	1,381

Other receivables	56	26
Allowance for uncollectible accounts	$(2)	$(2)
Net accounts receivable	$1,303	$1,405

4.  Completed Plant

Completed plant consisted of the following at September 30:

TVA Completed Plant As of September 30
	2009			2008
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-Fired	$12,171	$6,286	$5,885	$11,371	$5,950	$5,421
Combustion turbine	1,653	678	975	1,608	614	994
Nuclear	17,634	7,440	10,194	17,598	6,982	10,616
Transmission	5,201	1,899	3,302	5,074	1,745	3,329
Hydroelectric	2,154	791	1,363	2,098	762	1,336
Other electrical plant	1,501	657	844	1,358	604	754
Subtotal	40,314	17,751	22,563	39,107	16,657	22,450

Multipurpose dams	928	323	605	928	316	612
Other stewardship	44	12	32	44	10	34
Subtotal	972	335	637	972	326	646

Total	$41,286	$18,086	$23,200	$40,079	$16,983	$23,096

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets As of September 30
	2009	2008
Loans and long-term receivables, net	$77	$81
Currency swap assets	7	101
Coal contracts with volume options assets	87	813
Other long-term assets	3	—
Total other long-term assets	$174	$995

The decrease in value of the coal contracts with volume options is primarily due to the decline in market prices for coal and roll-off or settlement of contracted volumes from September 30, 2008, to September 30, 2009.  Two of the currency swap assets held at September 30, 2008, became liabilities during 2009, due primarily to changes in exchange rates.

6.  Regulatory Assets and Liabilities

Regulatory assets are included in Deferred nuclear generating units and Other regulatory assets on the September 30, 2009 and 2008, Balance Sheets.  See Note 1 — Cost-Based Regulation.

The year-end balances of TVA’s regulatory assets and liabilities are as follows:

TVA Regulatory Assets and Liabilities As of September 30
	2009	2008
Regulatory Assets:
Deferred other post-retirement benefit costs	$298	$157
Deferred pension costs	3,764	2,120
Nuclear decommissioning costs	909	764
Non-nuclear decommissioning costs	351	349
Debt reacquisition costs	195	209
Unrealized losses relating to TVA’s Financial Trading Program	85	146
Unrealized losses on coal contracts with volume options	70	—
Unrealized losses on certain swap and swaption contracts	498	226
Environmental cleanup costs - Kingston ash spill	933	—
Deferred outage costs	144	139
Deferred capital lease asset costs	40	52
Fuel cost adjustment: long-term	—	4
Subtotal	7,287	4,166
Deferred nuclear generating units	2,347	2,738
Subtotal	9,634	6,904
Fuel cost adjustment receivable: short-term	—	24

Total	$9,634	$6,928

Regulatory Liabilities:
Unrealized gains on coal contracts with volume options	$87	$813
Capital lease liabilities	26	47
Unrealized gains relating to TVA’s Financial Trading Program	17	—
Subtotal	130	860
Reserve for future generation	67	70
Accrued tax equivalents	81	40
Fuel cost adjustment liability short-term	822	—

Total	$1,100	$970

Deferred Other Post-retirement Benefit Costs and Deferred Pension Costs.  TVA measures its benefit obligations related to other post-retirement benefit and pension costs as of the year-end balance sheet date.  TVA recognizes the funded status of the plans on the balance sheet which in an unregulated environment would result in a corresponding offset to Accumulated Other Comprehensive Income (“AOCI”).  “Incurred cost” is a cost arising from cash paid out or obligation to pay for an acquired asset or service, a loss from any cause that has been sustained and has been or must be paid for.  In this case, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts otherwise charged to AOCI for these costs will be recorded as a regulatory asset since TVA has historically recovered other post-retirement benefit and pension expense in rates.  Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include other postemployment benefit (“OPEB”) and pension costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue, if necessary, will result from inclusion of the OPEB and pension regulatory assets in allowable costs for ratemaking purposes.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under NRC requirements and (2) recognition of changes in the liability, investment funds, and certain other deferred charges under the accounting rules for asset retirement obligations.  These future costs will be funded through a combination of investment funds already set aside by TVA, future earnings on those investment funds, and if necessary, additional TVA cash contributions to the investment funds.  See Note 1 — Investment Funds.

Non-Nuclear Decommissioning Costs.  In September 2007, the TVA Board approved the establishment of an asset retirement trust to more effectively segregate, manage, and invest funds to help meet future asset retirement obligations.  TVA made a $40 million initial contribution to the asset retirement trust on September 28, 2007.  TVA made additional $40 million contributions to the asset retirement trust in September 2008 and 2009.  At September 30, 2009 and 2008, the assets of the trust totaled $120 million and $81 million, respectively.  Although the TVA Board approved contributions to the asset retirement trust in 2007 and 2008, the TVA Board did not approve funding for the trust as part of its budget and ratemaking process in relation to providing a potential funding source through rates for non-nuclear decommissioning costs until August 2008.

The funds from the asset retirement trust may be used, among other things, to pay the cost of retiring non-nuclear long-lived assets from the accumulation of assets in the trust.  The costs of retiring non-nuclear long-lived assets represent the net deferred costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements.  These costs did not previously meet the asset recognition criteria under the GAAP guidance in effect at the date the costs were incurred.  Because of the establishment of the asset retirement trust and the approval of the funding in rates as part of the TVA Board’s budget and ratemaking process, these costs met asset recognition criteria in the fourth quarter of 2008.  Accordingly, all cumulative ARO costs were recaptured as a regulatory asset as of September 30, 2008.  The regulatory asset initially created related to this adjustment totaled $350 million.  The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense.

These future costs can be funded through a combination of investment funds already set aside in the asset retirement trust, future earnings on those investment funds, and future cash contributions to the investment funds.  Through its August 2008 actions, the TVA Board demonstrated its ability and intention to include non-nuclear retirement costs in allowable costs and in future rates.  The regulatory asset is amortized into expense ratably as amounts are collected in rates to cover contributions.

Debt Reacquisition Costs.  Reacquisition expenses, call premiums, and other related costs, such as unamortized debt issue costs associated with redeemed Bond issues, are deferred under provisions of the FERC’s Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act (“Uniform System of Accounts”).  These costs are deferred and amortized (accreted) on a straight-line basis over the weighted average life of TVA’s debt portfolio (even though TVA is not a public utility subject generally to FERC jurisdiction).

Deferred Gains and Losses Relating to TVA’s Financial Trading Program.  Deferred gains and losses relating to TVA’s Financial Trading Program represent net unrealized gains and losses on swaps, futures, and options.  The program is used to reduce TVA’s economic risk exposure associated with electricity generation, purchases, and sales.  Net unrealized losses as of September 30, 2009, were approximately $68 million and as of September 30, 2008, were approximately $146 million.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the FCA.

Swap and Swaption Contracts.  On October 1, 2007, TVA began using regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is recorded on TVA’s Balance Sheet with realized gains or losses, if any, recorded in TVA’s Income Statement.  The deferred unrealized losses on the value of swaps and swaptions were $498 million at September 30, 2009, and are included as a Regulatory asset on the September 30, 2009, Balance Sheet.

Environmental Cleanup – Kingston Ash Spill.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs incurred and expected future costs related to the Kingston ash spill.  The TVA Board approved a plan of amortizing these costs over 15 years beginning October 1, 2009.  As of September 30, 2009, TVA’s remediation cost estimate of $933 million was deferred as a regulatory asset.  Any future revisions to the estimate will be amortized as a change in estimate over the remaining term of the initial 15 year life.  See Note 7.

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  Nuclear refueling outage and maintenance costs already incurred have historically been deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  Beginning in 2010, outage costs will no longer be deferred as a regulatory asset.  Outage costs will be expensed as incurred.  Previously deferred outage costs will continue to be amortized as the remaining amounts are collected in rates.

Deferred Capital Lease Asset Costs.  Deferred capital lease asset costs represent the difference between FERC’s Uniform System of Accounts model balances recovered in rates and the balances under GAAP guidance.  Under the Uniform System of Accounts, TVA recognizes the initial capital lease asset and liability at inception of the lease; however, the annual expense under the Uniform System of Accounts is equal to the annual lease payments, which differs from GAAP treatment.  This practice results in TVA’s capital lease asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to each capital lease.  These costs are being amortized over the respective lease terms as lease payments are made.

Fuel Cost Adjustment.  The FCA provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of September 30, 2009, TVA had recognized a short-term regulatory liability of $822 million with no long-term regulatory liability related to the FCA.  These balances represent excess revenues collected to offset fuel and purchased power costs.  The excess revenue is driven by market commodity prices being lower than those forecasted.  As of September 30, 2008, TVA had recognized a regulatory asset of $28 million, including $24 million classified as a receivable representing deferred power costs to be recovered through the FCA adjustments in future periods.  To more closely reflect the cash flows related to the collection of the FCA, TVA recorded $24 million in accounts receivable and the remaining balance of $4 million in regulatory assets.  The short-term portion of the FCA liability is included in Accounts payable and accrued liabilities on the Balance Sheet at September 30, 2009.

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA will be made on a monthly basis instead of a quarterly basis.  This will allow for the FCA rate to be more closely aligned with TVA’s costs.  Likewise, the FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel costs in the FCA.  The difference between the amounts is included in the deferred account, and 50 percent of the account will be disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA is expected to result in smaller reconciliations and faster liquidation of any balances in the account.  With the move to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance from the quarterly FCA of approximately $822 will be liquidated over a nine-month period from October 1, 2009 through June 30, 2010.

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

Unrealized Gains (Losses) on Coal Contracts with Volume Options.  Unrealized gains (losses) on coal purchase contracts relate to the mark-to-market valuation of coal purchase contracts that contain options to purchase additional or fewer quantities.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability (asset).  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the FCA.  TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2013.  See Note 12.

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

Reserve for Future Generation. See Note 1 — Reserve for Future Generation.

Accrued Tax Equivalents.  The FCA structure includes a provision related to the current funding of the future expense TVA will incur for tax equivalent payments.  As TVA records the fuel cost adjustment, the percent of the calculation that relates to a future liability for tax equivalent payments is recorded as a regulatory liability.  The resulting liability of $81 million at September 30, 2009, and $40 million at September 30, 2008, is included in Accounts payable on the respective Balance Sheets.

7.  Kingston Fossil Plant Ash Spill

The Event.  On December 22, 2008, approximately five million cubic yards of water and coal fly ash flowed out of the Kingston ash pond onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA, but also structurally damaged three homes, interrupted utility service, and blocked a local road.  Fly ash is a coal combustion product of a coal-fired plant.  Kingston used wet ash containment impoundments for fly ash.

TVA is conducting cleanup and recovery efforts in conjunction with federal and state agencies.  Under the May 11, 2009, Administrative Order and Agreement of Consent (“Order and Agreement”) entered into by TVA and the EPA under CERCLA, TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with TDEC.  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed in 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

Insurance.  TVA has property and excess liability insurance programs in place which may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, as it becomes available, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued at this time.

Claims and Litigation.  Fourteen lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee.  See Note 20 — Legal Proceedings and Note 23.

Financial Impact.  TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  This amount had been charged to expense during the nine month period ended June 30, 2009.  However, due to actions of the TVA Board in August 2009, the amount was reclassified as a regulatory asset during the fourth quarter and will be charged to expense as it is collected in future rates over 15 years.  Costs incurred through September 30, 2009, totaled $231 million.  The $933 million estimate currently includes, among other things, a reasonable estimate of costs related to ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the clean up.  If the actual amount of ash removed is more or less than the estimate, the expense could change significantly as this affects the largest cost components of the estimate.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which is still in development by TVA and regulatory authorities.

TVA has revised the estimated cost of the cleanup over the course of the year consistent with receipt of better information as the remediation work has progressed.  As work progresses and more information is available, TVA will review its estimates and revise as appropriate.  TVA currently estimates the recovery process will be completed in 2013.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s September 30, 2009 Balance Sheet.

Due to the uncertainty at this time of the final methods of remediation, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or the low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The costs related to ash loading, transport, and disposal of all time critical ash and final disposition of dredge cell closures are the ones most subject to change.  It is not currently known exactly how much ash will need to be removed.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently either not probable, not reasonably estimable, or not appropriately accounted for as part of the estimate accrual: fines or regulatory directive actions, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during ash removal process, and other costs not meeting the recognition criteria.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered. If other materials are identified, additional remediation not included in the above estimates may be required.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of estimated amounts due for post-retirement and postemployment benefits and liabilities related to certain derivative agreements.  The table below summarizes the types and amounts of liabilities:
Other Long-Term Liabilities As of September 30
	2009	2008
Currency swap liabilities	$51	$—
Swaption liability	592	416
Interest rate swap liabilities	287	195
Coal contracts with volume options liabilities	80	—
Post-retirement and postemployment benefit obligations	3,678	2,736
Other long-term liability obligations	117	167
Total other long-term liabilities	$4,805	$3,514

Two of the currency swaps held as assets at September 30, 2008, became liabilities during 2009, due primarily to changes in exchange rates.  In addition, the swaption and interest rate swap liabilities increased during 2009 due primarily to a decrease in interest rates.  See Note 18 for discussion related to changes affecting benefit plan obligations.

9.  Asset Retirement Obligations

During 2009, TVA’s total asset retirement obligations (“ARO”) liability increased $365 million.  The increase was comprised of $1 million in new AROs, $224 million of new revisions in the estimated lives and cost estimates related to the ash storage areas, $11 million in changes to the nuclear future cash flows estimates, and $129 million in ARO accretion.  The nuclear accretion expense of $98 million and the non-nuclear accretion expense of $31 million were deferred and charged to a regulatory asset.  The related regulatory asset was amortized to expense as it was collected in rates.  Contributions to the ART of $40 million for each of 2009, 2008, and 2007 have been reflected in the Statement of Income.  See Note 6 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs.

Reconciliation of Asset Retirement Obligation Liability As of September 30
	2009	2008
Balance at beginning of period	$2,318	$2,189

Changes in nuclear estimates to future cash flows	11	—
Non-nuclear additional obligations	1	8
Non-nuclear additional obligations (ash storage areas)	224	—
	236	8
Add: ARO accretion expense
Nuclear accretion (recorded as a regulatory asset)	98	92
Non-nuclear accretion (recorded as a regulatory asset)	31	29
	129	121

Balance at end of period	$2,683	$2,318

10.  Debt

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  At September 30, 2009, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”).  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

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

Because TVA’s lease payments under its leaseback transactions are considered costs of operating, maintaining, and administering its power properties, those payments have priority over TVA’s payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the U.S. Treasury required by the TVA Act in repayment of and as a return on the Power Facility Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of:

•	the depreciation accruals and other charges representing the amortization of capital expenditures and

•	the net proceeds from any disposition of power facilities

for either

•	the reduction of its capital obligations (including Bonds and the Power Facility Appropriation Investment) or

•	investment in power assets.

TVA must next meet the bondholder protection test for the five-year period ending September 30, 2010.

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding in the public market as of September 30, 2009, 2008, and 2007, were 0.06 percent, 1.26 percent, and 4.74 percent, respectively.  During 2009, 2008, and 2007, the maximum outstanding balances of TVA short-term borrowings held by the public were $2.7 billion, $1.6 billion, and $2.8 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $1.7 billion (0.32 percent), $767 million (3.71 percent), and $2.3 billion (5.17 percent), respectively.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since 1959.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. During 2009, TVA did not borrow under the credit facility.  In 2008 and 2007, TVA had a $150 million note with the U.S. Treasury, and the daily average amounts outstanding (and average interest rates) from the U.S. Treasury were approximately $74 million (3.02 percent) and $132 million (5.07 percent), respectively.

TVA also has short-term funding available in the form of two short-term revolving credit facilities, one of which is a $1.0 billion facility that matures on May 12, 2010, and the other of which is a $1.0 billion facility that matures on November 8, 2010.  The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At September 30, 2009, there were $103 million of letters of credit outstanding under the facilities and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.

Put and Call Options

Bond issues of $1.6 billion held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices ranging from 100 percent to 106 percent of the principal amount.  Eighteen Bond issues totaling $451 million, with maturity dates ranging from 2018 to 2029, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  There is no accounting difference between a “survivor’s option” put and a “regular” put on any TVA put Bond.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset four times, from an initial rate of 6.75 percent to the current rate of 4.728 percent.  In connection with these resets, $238 million of the bonds have been redeemed, and $330 million of the bonds were outstanding at September 30, 2009.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset three times, from an initial rate of 6.50 percent to the current rate of 4.50 percent.  In connection with these resets, $241 million of the bonds have been redeemed, and $274 million of the bonds were outstanding at September 30, 2009.

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate on the bonds.  The expected reset rate is calculated using forward rates and the fixed spread for each Bond issue as noted above.  If the expected reset rate is less than the coupon on the Bond, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2009, the expected reset rate was higher than the current coupon on each issue of PARRS; therefore, the par amount outstanding for each series of PARRS was classified as long-term debt.

Debt Securities Activity

The table below summarizes TVA’s Bond activity for the period from October 1, 2007, to September 30, 2009.

Debt Securities Activity from October 1, 2007, to September 30, 2009
Redemptions/Maturities:	2009	2008
electronotes®
First quarter	$—	$—
Second quarter	558	197
Third quarter	3	115
Fourth quarter	248	—
1998 Series G	2,000	—
1998 Series D	—	7
1999 Series A	—	10
1999 Series A	25	102
2009 Series A	1	—
1998 Series D	20	108
2009 Series B	19	—
1997 Series E	—	100
2003 Series C	—	50
Total	$2,874	$689

Issues:
electronotes®
First quarter	$39	$41
Second quarter	89	61
Third quarter	115	3
Fourth quarter	135	—
2008 Series A	—	500
2008 Series B	—	1,000
2008 Series C	—	500
2009 Series A	22	—
2009 Series B	469	—
2009 Series C	1,500	—
Total	$2,369	$2,105

Debt Outstanding

Debt outstanding at September 30, 2009, consisted of the following:

Short-Term Debt As of September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2009 Par Amount	2008 Par Amount
Discount Notes (net of discount)				$844	$185
Current maturities of long-term debt
880591DB5	11/13/2008		5.38%	—	2,000
88059TCW9	03/15/2009	03/15/2005	3.20%	—	30
880591EE8	11/15/2009		2.25%	3	—
88059TEL1	05/15/2010		2.65%	3	—
880591EF5	06/15/2010		3.77%	2	—
Current maturities of long-term debt				8	2,030

Total debt due within one year, net				$852	$2,215

Long-Term Debt1 As of September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2009 Par Amount	2008 Par Amount
880591EE8	11/15/2010		2.250%	$2	$—
88059TEL1	11/15/2010		2.650%	1	—
880591EF5	12/15/2010		3.770%	1	—
880591DN9	01/18/2011		5.625%	1,000	1,000
880591EE8	05/15/2011		2.250%	2	—
88059TEL1	05/15/2011		2.650%	1	—
880591EF5	06/15/2011		3.770%	1	—
Maturing in 2011				1,008	1,000

880591EE8	11/15/2011		2.250%	2	—
88059TEL1	11/15/2011		2.650%	1	—
880591EF5	12/15/2011		3.770%	1	—
880591EE8	05/15/2012		2.250%	2	—
88059TEL1	05/15/2012		2.650%	1	—
880591DL3	05/23/2012		7.140%	29	29
880591DT6	05/23/2012		6.790%	1,486	1,486
880591EF5	06/15/2012		3.770%	1	—
Maturing in 2012				1,523	1,515

880591EE8	11/15/2012		2.250%	2	—
88059TEL1	11/15/2012		2.650%	1	—
880591EF5	12/15/2012		3.770%	1	—
88059TBR1	01/15/2013	01/15/2005	4.375%	—	14
88059TBW0	03/15/2013	03/15/2005	4.000%	—	22
88059TBX8	03/15/2013	03/15/2005	4.250%	—	12
880591CW0	03/15/2013		6.000%	1,359	1,359
88059TEG2	04/15/2013	07/15/2009	3.500%	—	3
880591EE8	05/15/2013		2.250%	2	—
88059TEL1	05/15/2013		2.650%	2	—
88059TCD1	06/15/2013	06/15/2004	3.500%	—	12
880591EF5	06/15/2013		3.770%	1	—
88059TCF6	07/15/2013	07/15/2005	4.350%	—	17
88059TDS7	07/15/2013	07/15/2008	5.625%	—	9
880591DW9	08/01/2013		4.750%	940	940
Maturing in 2013				2,308	2,388

88059TCL3	10/15/2013	10/15/2005	4.500%	—	12
880591EE8	11/15/2013		2.250%	2	—
88059TEL1	11/15/2013		2.650%	1	—
88059TCQ2	12/15/2013	12/15/2005	4.700%	—	8
880591EF5	12/15/2013		3.770%	1	—
88059TDZ1	04/15/2014	04/15/2008	5.000%	—	4
880591EE8	05/15/2014		2.250%	1	—
88059TEL1	05/15/2014		2.650%	2	—
880591EF5	06/15/2014		3.770%	25	—
Maturing in 2014				32	24

88059TBJ9	10/15/2014	10/15/2004	4.600%	—	21
88059TED9	11/15/2014	11/15/2008	4.800%	—	17
880591EE8	11/15/2014		2.250%	2	—
88059TEL1	11/15/2014		2.650%	1	—
88059TBN0	12/15/2014	12/15/2004	5.000%	—	54
880591EF5	12/15/2014		3.770%	1	—
88059TBY6	04/15/2015	04/15/2005	4.600%	—	20
88059TDB4	04/15/2015	04/15/2007	5.000%	—	49
880591EE8	05/15/2015		2.250%	1	—
88059TEL1	05/15/2015		2.650%	1	—
880591DY5	06/15/2015		4.375%	1,000	1,000
880591EF5	06/15/2015		3.770%	26	—
88059TDE8	07/15/2015	07/15/2007	4.500%	—	6
88059TCH2	08/15/2015	08/15/2005	5.125%	—	33
88059TBK6	10/15/2015	10/15/2005	5.050%	—	19
88059TDH1	15/15/2015	10/15/2007	5.000%	—	27

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate		2009 Par Amount	2008 Par Amount
88059TBL4	11/15/2015	11/15/2005	4.800%		—	26
880591EE8	11/15/2015		2.250%		2	—
88059TEL1	11/15/2015		2.650%		1	—
88059TCR0	12/15/2015	12/15/2005	4.875%		—	11
880591EF5	12/15/2015		3.770%		1	—
88059TBU4	02/15/2016	02/15/2016	4.550%		—	8
88059TCV1	02/15/2016	02/15/2016	4.500%		—	3
88059TEL1	05/15/2016		2.650%		1	—
88059TCC3	06/15/2016	06/15/2006	3.875%		—	3
880591EF5	06/15/2016		3.770%		26	—
88059TCJ8	09/15/2016	09/15/2006	4.950%		—	11
88059TDU4	09/15/2016	09/15/2007	5.375%		—	14
88059TEL1	11/15/2016		2.650%		1	—
880591DS8	12/15/2016		4.875%		524	524
880591EF5	12/15/2016		3.770%		1	—
88859TCS8	01/15/2017	01/15/2007	5.000%		—	28
88059TDW8	01/15/2017	01/15/2008	5.250%		—	6
88059TEL1	05/15/2017		2.650%		1	—
88059TEA5	06/15/2017	06/15/2008	5.500%		—	4
880591EF5	06/15/2017		3.770%		27	—
880591EA6	07/18/2017		5.500%		1,000	1,000
88059TEB3	09/15/2017	09/15/2009	5.000%		—	4
88059TEL1	11/15/2017		2.650%		1	—
880591CU4	12/15/2017		6.250%		650	650
880591EF5	12/15/2017		3.770%		1	—
88059TEF4	03/15/2018	03/15/2010	4.500%		25	25
880591EC2	04/01/2018		4.500%		1,000	1,000
88059TCA7	05/15/2018	05/15/2004	4.750%		—	24
88059TEL1	05/15/2018		2.650%		2	—
880591EF5	06/15/2018		3.770%		28	—
88059TCE9	07/15/2018	07/15/2004	4.700%		—	34
88059TCN9	11/15/2018	11/15/2006	5.125%		—	18
88059TEL1	11/15/2018		2.650%		1	—
880591EF5	12/15/2018		3.770%		1	—
88059TCT6	01/15/2019	01/15/2005	5.000%		—	27
88059TCX7	03/15/2019	01/15/2005	4.500%		12	12
88059TEL1	05/15/2019		2.650%		1	—
880591EF5	06/15/2019		3.770%		29	—
88059TEL1	11/15/2019		2.650%		1	—
880591EF5	12/15/2019		3.770%		1	—
88059TEL1	05/15/2020		2.650%		1	—
880591EF5	06/15/2020		3.770%		27	—
88059TDF5	08/15/2020	08/15/2008	5.000%		—	10
88059TDG3	09/15/2020	09/15/2008	4.800%		3	3
88059TDJ7	11/15/2020	11/15/2008	5.500%		—	11
880591EF5	12/15/2020		3.770%		1	—
88059TDL2	01/15/2021	01/15/2009	5.125%		—	5
880591DC3	06/07/2021		5.805	%2	320	356
880591EF5	06/15/2021		3.770%		28	—
880591EF5	12/15/2021		3.770%		1	—
88059TDY4	03/15/2022	03/15/2008	5.375%		—	6
880591EF5	06/15/2022		3.770%		28	—
88059TEC1	10/15/2011	10/15/2022	5.500%		—	25
88059TBM2	11/15/2011	11/15/2022	5.000%		—	10
88059TBP5	12/15/2022	12/15/2006	5.000%		—	19
880591EF5	12/15/2022		3.770%		1	—
88059TBT7	01/15/2023	01/15/2007	5.000%		—	10
88059TBV2	02/15/2023	02/15/2007	5.000%		—	16
88059TBZ3	05/15/2023	05/15/2004	5.125%		—	14
880591EF5	06/15/2023		3.770%		28	—
88059TEH0	10/15/2023	10/15/2011	5.000%		15	—
88059TCK5	10/15/2023	10/15/2007	5.200%		—	13
88059TCP4	11/15/2023	11/15/2004	5.250%		—	11
880591EF5	12/15/2023		3.770%		1	—
88059TCU3	02/15/2024	02/15/2008	5.125%		—	8
88059TEM9	03/15/2024	03/15/2012	4.500%		59	—
88059TCY5	04/15/2024	04/15/2005	5.375%		—	14
880591EF5	06/15/2024		3.770%		21	—
88059TES6	07/15/2024	07/15/2012	4.875%		28	—
880591EF5	12/15/2024		3.770%		1	—
88059TCZ2	02/15/2025	02/15/2006	5.000%		—	18
88059TDA6	03/15/2025	03/15/2009	5.000%		—	6
88059TDC2	05/15/2025	05/15/2009	5.125%		13	13
880591EF5	06/15/2025		3.770%		22	—
880591CJ9	11/01/2025		6.750%		1,350	1,350

CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate		2009 Par Amount	2008 Par Amount
880591EF5	12/15/2025		3.770%		—	—
88059TDM0	02/15/2026	02/15/2010	5.500%		6	6
880591EF5	06/15/2026		3.770%		20	—
88059TDV0	10/15/2026	10/15/2010	5.500%		9	9
880591EF5	12/15/2026		3.770%		—	—
880591EF5	06/15/2027		3.770%		20	—
880591EF5	12/15/2027		3.770%		—	—
88059TEE7	01/15/2028	01/15/2012	4.750%		36	36
8805913003	06/01/2028		4.728%		330	350
880591EF5	06/15/2028		3.770%		16	—
88059TEJ6	11/15/2008	11/15/2012	5.250%		7	—
88059TEK3	12/15/2028	12/15/2012	5.000%		18	—
880591EF5	12/15/2028		3.770%		—	—
88059TEP2	04/15/2029	04/15/2013	4.350%		51
8805914093	05/01/2029		4.500%		274	298
88059TEQ0	05/15/2029	05/15/2013	4.500%		50	—
88059TER8	06/15/2029	06/15/2013	4.750%		13	—
880591EF5	06/15/2029		3.770%		12	—
88059TET4	07/15/2029	07/15/2013	4.750%		37	—
88059TEV9	08/15/2029	08/15/2013	4.875%		19	—
88059TEW7	09/15/2029	09/15/2013	4.750%		51	—
880591EF5	12/15/2029		3.770%		—	—
880591DM1	05/01/2030		7.125%		1,000	1,000
880591EF5	06/15/2030		3.770%		12	—
880591EF5	12/15/2030		3.770%		—	—
880591EF5	06/15/2031		3.770%		12	—
880591EF5	12/15/2031		3.770%		—	—
880591DP4	06/07/2032		6.587	%2	399	445
880591EF5	06/15/2032		3.770%		12	—
880591EF5	12/15/2032		3.770%		—	—
880591EF5	06/15/2033		3.770%		5	—
880591DV1	07/15/2033		4.700%		472	472
880591EF5	12/15/2033		3.770%		—	—
880591EF5	06/15/2034		3.770%		5	—
880591DX7	06/15/2035		4.650%		436	436
880591CK6	04/01/2036		5.980%		121	121
880591CS9	04/01/2036		5.880%		1,500	1,500
880591CP5	01/15/2038		6.150%		1,000	1,000
880591ED0	06/15/2038		5.500%		500	500
880591EH1	09/15/2039		5.250%		1,500	—
880591BL5	04/15/2042	04/15/2012	8.250%		1,000	1,000
880591DU3	06/07/2043		4.962	%2	240	267
880591CF7	07/15/2045	07/15/2020	6.235%		140	140
880591EB4	01/15/2048		4.875%		500	500
880591DZ2	04/01/2056		5.375%		1,000	1,000
Maturing 2015-2056					17,141	15,676
Subtotal					22,012	20,603
Unamortized discounts, premiums, and other					(224)	(199)
Total long-term debt, net					$21,788	$20,404
Notes
(1) The above table includes net exchange losses from currency transactions of $30 million and $138 million at September 30, 2009 and 2008, respectively.
(2) The coupon rate represents TVA’s effective interest rate.
(3) TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions. See Note 10 — Put and Call Options.

11.  Seven States Power Corporation Obligation

Seven States Power Corporation (“SSPC”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), purchased an undivided 90 percent interest from TVA in a three-unit, 792-MW summer net capability combined cycle combustion turbine facility in Southaven, Mississippi. SSSL paid TVA approximately $420 million for its interest in the facility.

As part of the transaction, SSSL has the right at any time and for any reason to require TVA to buy back SSSL’s interest in the facility at SSSL’s original purchase price (plus the cost of SSSL’s share of any capital improvements) minus amortization costs that TVA pays under the lease.  As part of any such buy-back, TVA would pay off the remaining balance on SSSL’s loan, with that amount being credited against the buy-back price that TVA would pay to SSSL.  A buy-back may also be triggered under certain circumstances including, among other things, a default by SSSL.  Finally, TVA will buy back SSSL’s interest in the facility if long-term operational and power sales arrangements for the facility among TVA, SSSL, and SSPC are not in place by April 30, 2010.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA would re-acquire SSSL’s interest in the facility and the related assets.  As of November 25, 2009, long-term arrangements are not in place.  At this time management is unable to predict whether such arrangements will be in place by April, 30, 2010.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of September 30, 2009, the carrying amount of the obligation was approximately $415 million.  TVA has recognized the buy-back obligation as a Current portion of leaseback obligations of $415 million on its September 30, 2009 Balance Sheet.

12.  Risk Management Activities and Derivative Transactions

TVA recognizes certain of its derivative instruments as either assets or liabilities on its Balance Sheet at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether the derivative instrument has been designated and qualifies for hedge accounting treatment and (2) if so, the type of hedge relationship (e.g., cash flow hedge).

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivatives instruments in investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of MtM (Loss) Recognized in Other Comprehensive Loss (“OCL”) Years Ended September 30
			2009	2008

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCL and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$ (145)	$ (179)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain Reclassified from OCL to Interest Expense Years Ended September 30 (a)
	2009	2008

Currency swaps	$108	$161
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 13.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Years Ended September 30 (a)
			2009	2008
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—

Coal contracts with volume options	To protect against fluctuations in market prices of purchased coal (price risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time they are recognized in fuel and purchased power expense. Settlement fees associated with early contract terminations are recognized in fuel and purchased power expense in the period incurred.	37	—

Commodity derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (price risk)	Realized gains and losses are recorded in earnings as fuel and purchased power expense. Unrealized gains and losses are recorded as a regulatory asset/liability.	(408)	10

Note
(a) All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for 2008 and 2009.  See Note 6 — Deferred Gains and Losses Relating to TVA’s Financial Trading Program, Swap and Swaption Contract, and Unrealized Gains (Losses) on Coal Contacts with Volume Options.

TVA has recorded the following amounts for its derivative financial instruments described in the tables above:

MARK-TO-MARKET VALUES OF TVA DERIVATIVES As of September 30
	2009		2008

Derivatives in Cash Flow Hedging Relationship:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(33)	Other long-term liabilities	$2	Other long-term assets
£250 million Sterling	7	Other long-term assets	72	Other long-term assets
£150 million Sterling	(18)	Other long-term liabilities	27	Other long-term assets

Derivatives Not Receiving Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$(592)	Other long-term liabilities	$(416)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(276)	Other long-term liabilities	(188)	Other long-term liabilities
$42 million notional	(11)	Other long-term liabilities	(7)	Other long-term liabilities
Coal contracts with volume options	7	Other long-term assets $87, Other long-term liabilities ($80)	813	Other long-term assets

Commodity derivatives under Financial Trading Program:
Margin cash account*	28	Inventories and other, net	25	Inventories and other, net
Unrealized losses, net	(68)	Other regulatory assets ($85), Regulatory liabilities $17	(146)	Other regulatory assets
Note
* In accordance with certain credit terms, TVA used leveraging to trade financial instruments under the Financial Trading Program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Commodity Derivatives Under Financial Trading Program table below.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA has the following currency swaps outstanding as of September 30, 2009:

Currency Swaps Outstanding As of September 30, 2009
Effective Date of Currency Swap Contract	Associated TVA Bond Issues – Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2003	£150 million	2043	4.96%
2001	£250 million	2032	6.59%
1999	£200 million	2021	5.81%

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

•	In 2003, TVA monetized the call provisions on a $1.0 billion Bond issue by entering into a swaption agreement with a third party in exchange for $175 million (the “2003A Swaption”).

•	In 2003, TVA also monetized the call provisions on a $476 million Bond issue by entering into a swaption agreement with a third party in exchange for $81 million (the “2003B Swaption”).

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

In February 2008, the counterparty to the 2005 Swaptions exercised its options to enter into interest rate swaps with TVA, effective March 11, 2008.  Under the swaps, TVA is required to make fixed rate payments to the counterparty at 6.125 percent, and the counterparty is required to make floating payments to TVA based on LIBOR.  These payments are based on a combined notional amount of $42 million and began on April 15, 2008.

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

For the year ended September 30, 2009, the changes in market value resulted in deferred unrealized losses on the value of interest rate swaps and swaptions of $272 million.  For the year ended September 30, 2008, the changes in market value resulted in deferred unrealized losses on the value of interest rate swaps and swaptions of $226 million.  All net deferred unrealized losses are reclassified as regulatory assets on the Balance Sheets.

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

At September 30, 2009, and September 30, 2008, TVA’s coal contracts which contained volume optionality had approximate net market values of $7 million and $813 million, respectively, which TVA deferred as regulatory liabilities.  TVA will continue to defer all unrealized gains or losses related to the exercise of these options and record only realized gains or losses as fossil fuel expense at the time the coal is consumed.  The decrease in the value of coal contracts with volume options is primarily a result of the decline in the market price for coal and roll-off or settlement of contracted volumes from September 30, 2008, to September 30, 2009.  The $7 million net market value of TVA’s coal contracts with volume options at September 30, 2009, also includes a $10 million expected net settlement expense related to the early termination of a coal supply contract subsequent to September 30, 2009.

	Coal Contracts with Volume Options As of September 30
	2009			2008
	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)

Coal Contracts with Volume Options	7	29 million	$ 7	10	37 million	$ 813

Commodity Derivatives Under Financial Trading Program

In 2005, the TVA Board approved a Financial Trading Program (“FTP”) under which TVA can purchase and sell swaps, options on swaps, futures, and options on futures to hedge TVA’s exposure to natural gas and fuel oil prices.  In 2007, the TVA Board expanded the FTP, among other things, (1) to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s FCA calculation, such as ammonia and limestone, as well as the price of natural gas and fuel oil, (2) to authorize the use of futures, swaps, options, and combinations of these instruments as long as these instruments are standard in the industry, (3) to authorize the use of the IntercontinentalExchange as well as the NYMEX to trade financial instruments, and (4) to increase the aggregate transaction limit to $130 million (based on one-day value at risk).  In 2009, the TVA Board further expanded the FTP to permit financial trading for the purpose of hedging or otherwise limiting the economic risks associated with the price of construction materials.  The maximum hedge volume for these transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  In 2009, the TVA Board also expanded the FTP to permit financial trading to manage financial risks that occur when TVA contracts for goods priced in or indexed to foreign currencies.  The portfolio value at risk limit for these transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above.  Under the FTP, TVA is prohibited from trading financial instruments for speculative purposes.

Commodity Derivatives Under Financial Trading Program As of September 30
	2009		2008
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (in mmBtu)

Futures contracts
Fixed positions	—	$(5)	—	$—
Open positions at end of period	30,020,000	(25)	20,900,000	(12)
Net position at end of period	30,020,000	(30)	20,900,000	(12)

Swap contracts
Fixed positions	—	(16)	—	—
Open positions at end of period	115,307,500	(36)	70,510,000	(126)
Net position at end of period	115,307,500	(52)	70,510,000	(126)

Option contracts open at end of period	7,300,000	1	(1,600,000)	(8)

Natural gas financial positions at end of period, net	152,627,500	$(81)	89,810,000	$(146)

Fuel oil/crude oil (in barrels)

Futures contracts open at end of period	398,000	$3	—	$—

Swap contracts open at end of period	1,660,000	7	—	—

Option contracts open at end of period	1,236,000	3	—	—

Fuel oil/crude oil financial positions at end of period, net	3,294,000	$13	—	$—

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.

Natural Gas

At September 30, 2009, TVA had natural gas hedges with notional volumes equivalent to 152,627,500 (in mmBtu), the market value of which was a net loss of $81 million.  For the year ended September 30, 2009, TVA recognized realized losses on natural gas hedges of $405 million.  All realized losses (gains) were recorded as an increase (decrease) to purchased power expense.  The unrealized loss of $84 million and unrealized gain of $3 million at September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.

At September 30, 2008, TVA had natural gas hedges with notional volumes equivalent to 89,810,000 (in mmBtu), the market value of which was a loss of $146 million.  For the year ended September 30, 2008, TVA recognized realized gains of $10 million, which were recorded as a decrease to purchased power expense.  The unrealized loss of $146 million at September 30, 2008, was deferred as a regulatory asset.

Fuel Oil/Crude Oil

At September 30, 2009, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 3,294,000 (in barrels), the market value of which was a net gain of $13 million.  For the year ended September 30, 2009, TVA recognized realized losses on fuel oil/crude oil hedges of $4 million.  All realized losses were recorded as an increase to fossil fuel expense.  The unrealized loss of $1 million and unrealized gain of $14 million at September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.

TVA did not have any fuel oil/crude oil hedges as of September 30, 2008.

Other Derivative Instruments

Other Commodity Derivatives

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities including coal, natural gas, fuel oil, crude oil, electricity, uranium, and construction commodities.  TVA expects to take or make delivery, as appropriate, under these forward contracts.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.  As of September 30, 2009, and September 30, 2008, TVA did not have derivative contracts related to the purchase of electricity, uranium, or construction commodities.

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, asset retirement obligations, and the SERP.  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of September 30, 2009, and September 30, 2008, the fair value of derivative instruments in these trusts was immaterial.

Collateral

TVA’s interest rate swaps, two of its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  As of September 30, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $897 million.  TVA’s collateral obligation as of September 30, 2009, under these arrangements was $143 million, for which TVA had an existing position of $103 million under a letter of credit.  The difference between the obligation and the collateral amount is due to the timing of the collateral transfer.  In October 2009, TVA posted the remainder of its obligation.  These letter of credit postings reduce the available balance in TVA’s two $1.0 billion revolving credit facilities.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but S&P or Moody’s downgrades TVA’s credit rating to AA+/Aa1, TVA would be required to post an additional $425 million of collateral in excess of its September 30, 2009 obligation; and

•	If TVA ceases to be majority-owned by the U.S. government, its credit rating would likely change and TVA would be required to post additional collateral.

Concentration of Credit

Credit risk is the exposure to economic loss that would occur as a result of a counterparty’s nonperformance of its contractual obligations.  Where exposed to credit risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty on an ongoing basis, and employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.  The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Outstanding accounts receivable for the top seven customers at September 30, 2009, were $528 million, or 41 percent of total outstanding accounts receivable, and at September 30, 2008, were $554 million, or 40 percent of total outstanding accounts receivable.

TVA is also exposed to credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of September 30, 2009, the swaption and all of TVA’s currency swaps, interest rates swaps, and commodity derivatives under the FTP were with counterparties whose credit rating per Moody’s was “A2” or higher.  As of September 30, 2009, all of the total coal tonnage associated with TVA’s coal contracts with volume options was with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was “B2” or higher.  To help ensure that reliable supply of coal, TVA had coal contracts with 32 different suppliers at September 30, 2009.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).

13.  Fair Value Measurements

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

Valuation Techniques

There are three main approaches to measuring the fair value of assets and liabilities: (1) the market approach; (2) the income approach; and (3) the cost approach.  The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts of income.  The cost approach is based on the amount that would currently be required to replace an asset.  TVA utilizes the market approach and the income approach in its fair value measurements.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  All changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s balance sheets and statements of changes in proprietary capital as of September 30, 2009.  There has been no impact to the statements of operations or the statements of cash flows related to these fair value measurements.

Investments

At September 30, 2009, TVA’s investment funds comprised $981 million of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  TVA holds trading securities in its NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of its nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense of the SERP.  The NDT and SERP are invested in securities generally designed to achieve a return in line with broad equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are composed of multiple types of investments.  Most U.S. and international equities, Treasury inflation-protected securities, REITs, cash securities, and certain derivative instruments are exchange-traded and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, commingled funds, currencies, and most derivative instruments are classified as Level 2 valuations.  These measurements are based on market and income approaches with observable market inputs.  The application of CVAs did not materially affect the fair value of TVA’s investments at September 30, 2009.

Gains and losses on trading securities are recognized in current earnings and are based on average cost.  The gains and losses on the NDT and ART are subsequently reclassified to a regulatory asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized gains of $85 million in 2009, had unrealized losses of $184 million in 2008, and had unrealized gains of $80 million in 2007.  The ART had unrealized losses of $2 million in 2009.  The ART had no unrealized losses or gains in 2008 or 2007.  The SERP had unrealized losses of $3 million and $12 million in 2009 and 2008, respectively, and unrealized gains of $3 million in 2007.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 13 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

The currency swaps are classified as Level 2 valuations and are valued based on income approaches with observable market inputs.  The swaption is classified as a Level 3 valuation and is valued based on an income approach.  The valuation is computed using a broker-provided pricing model utilizing interest and volatility rates.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable.  Therefore, the valuation is derived from an observable volatility measure with adjustments.  The interest rate swaps are classified as Level 2 valuations and are valued based on income approaches.  The application of CVAs resulted in a decrease of $2 million in the fair value of the swaption and interest rate swap liabilities, and did not materially affect the fair values of the currency swaps at September 30, 2009.

Coal Contracts with Volume Options and Commodity Derivatives Under TVA’s Financial Trading Program

See Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Coal Contracts with Volume Options and Commodity Derivatives Under Financial Trading Program for a discussion of the nature and purpose of coal contracts with volume options and commodity derivatives under TVA’s Financial Trading Program.

Coal Contracts with Volume Options.  These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term market data from an external pricing specialist, long-term price forecasts developed with the assistance of a third-party valuation service, and other internal estimates.  To value the option component of the contract, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.  The application of CVAs resulted in a decrease of $5 million in the fair value of applicable coal contracts in an asset position at September 30, 2009, and did not materially affect the fair value of applicable coal contracts in a liability position at September 30, 2009.

Commodity Derivatives Under Financial Trading Program.  These contracts are valued based on market approaches which utilize NYMEX quoted prices.  Contracts settled on the NYMEX (e.g., futures and options) are classified as Level 1 valuations.  Contracts where nonperformance risk exists outside of the exit price (e.g., swaps and over-the-counter options) are measured with the incorporation of CVAs and are classified as Level 2 valuations. The application of CVAs did not materially affect the fair value of commodity derivatives under the FTP at September 30, 2009.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements As of September 30, 2009

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total
Description

Investments:
Equity securities	$82	$1	$—	$—	$83
Debt securities-U.S. government corporations and agencies	83	28	—	—	111
Corporate debt securities	—	203	—	—	203
Residential mortgage-backed securities	—	18	—	—	18
Commercial mortgage-backed securities	—	2	—	—	2
Collateralized debt obligations	—	6	—	—	6
Commingled funds2:
Equity security commingled funds	—	328	—	—	328
Debt security commingled funds	—	185	—	—	185
Foreign currency commingled funds	—	11	—	—	11
Other commingled funds	—	34	—	—	34
Currency swaps	—	7	—	—	7
Coal contracts with volume options	—	—	87	—	87
Commodity derivatives under FTP	11	29	—	(23)	17
Total	$176	$852	$87	$(23)	$1,092

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting	Total
Description

Currency swaps	$—	$51	$—	$—	$51
Interest rate swaps	—	287	—	—	287
Swaption	—	—	592	—	592
Coal contracts with volume options	—	—	80	—	80
Commodity derivatives under FTP	31	55	—	(23)	63
Total	$31	$393	$672	$(23)	$1,073
Notes
(1) Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or broker.
(2) Commingled funds represent investment funds comprising multiple individual financial instrumetns and are classified in the table based on their existing investment portfolio.  Commingled funds exclusively composed of one class of security are classified in that category (e.g., equity, debt, or foreign currency securities).  Commingled funds comprising multiple classes of securities are classified as "other commingled funds."

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended September 30, 2009:

Fair Value Measurements Using Significant Unobservable Inputs As of September 30
	Coal Contracts with Volume Options	Swaption

Balances at beginning of period	$813	$(416)
Unrealized losses deferred as regulatory assets	(796)	(176)
Unrealized losses related to expected net settlement fees included in fuel and purchased power expense	(10)	—
Balances at end of period	$7	$(592)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs.  Other than the expected net settlement expense, all unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

Other Financial Instruments Not Carried at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at September 30, 2009, and September 30, 2008, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at September 30, 2009, and September 30, 2008, were as follows:

Estimated Values of Financial Instruments As of September 30
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$201	$201	$213	$213
Restricted cash and investments	—	—	106	106
Loans and other long-term receivables	77	68	81	81
Short-term debt, net	844	844	185	185
Long-term debt (including current portion), net	21,796	23,757	22,434	23,851

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

14.  Proprietary Capital

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

The 1959 legislation also required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Facility Appropriation Investment until an additional $1.0 billion of the Power Facility Appropriation Investment has been repaid.  Of this $1.0 billion amount, $90 million remained unpaid at September 30, 2009.  Once the Power Facility Appropriation Investment has been repaid, the TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining Power Facility Appropriation Investment.  The remaining Power Facility Appropriation Investment will be $258 million if TVA receives no additional appropriations from Congress for its power program.

The table below summarizes TVA's activities related to appropriated funds.

Appropriations Activity As of September 30
	Power Facility Appropriation Investment	Stewardship Program Appropriations	Total Appropriation Investment
Appropriation Investment at September 30, 2007	$388	$4,355	$4,743
Less repayments to the U.S. Treasury	(20)	—	(20)
Appropriation Investment at September 30, 2008	368	4,355	4,723
Less repayments to the U.S. Treasury	(20)	—	(20)
Appropriation Investment at September 30, 2009	$348	$4,355	$4,703

Payments to the U.S. Treasury

TVA paid $20 million each year for 2009, 2008, and 2007 as a repayment of the Power Facility Appropriation Investment.  In addition, TVA paid the U.S. Treasury $13 million in 2009 and $20 million in both 2008 and 2007 as a return on the Power Facility Appropriation Investment.  The amount of the return on the Power Facility Appropriation Investment is based on the Power Facility Appropriation Investment balance as of the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations as of the same date.  The interest rates payable by TVA on the Power Facility Appropriation Investment were 3.67 percent, 4.90 percent, and 4.87 percent for 2009, 2008, and 2007, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments.  See Note 12.  The Accumulated other comprehensive loss as of September 30, 2009, 2008, and 2007, was $75 million, $37 million, and $19 million, respectively.

Total Other Comprehensive Loss Activity For the years ended September 30
Accumulated other comprehensive income, September 30, 2006	$43

Changes in fair value:
Inflation swap	9
Foreign currency swaps	(71)
Accumulated other comprehensive loss, September 30, 2007	(19)

Changes in fair value:
Inflation swap	—
Foreign currency swaps	(18)
Accumulated other comprehensive loss, September 30, 2008	(37)

Changes in fair value:
Foreign currency swaps	(38)

Accumulated other comprehensive loss, September 30, 2009	$(75)
Note Foreign currency swap changes are shown net of reclassifications from Other comprehensive income to earnings.

TVA records exchange rate gains and losses on debt in earnings and marks its currency swap assets and liabilities to market through other comprehensive income.  TVA then reclassifies an amount out of other comprehensive income into earnings, offsetting the earnings gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income into earnings were a decrease to earnings of $108 million in 2009, a decrease to earnings of $161 million in 2008, and an increase to earnings of $104 million in 2007.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, resulted in a net effect on earnings of zero for 2009, 2008, and 2007.  Due to the number of variables affecting the future gains/losses on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive income to earnings in future years.

Unrealized Losses on Swap/Swaption Contracts

In the first quarter of 2008, TVA began using regulatory accounting treatment to defer the unrealized mark-to-market gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is still recorded on TVA’s Balance Sheet with realized gains or losses on these contracts recorded in TVA's Income Statement.  The deferred unrealized losses on the value of the swaps and swaption were $272 million for 2009 and $226 million for 2008, and are included as a Regulatory asset on TVA’s Balance Sheets.  See Note 6 — Swap and Swaption Transactions.

15.  Other Income, Net

Other income, net is comprised of the following:

Other Income, Net For the years ended September 30
	2009	2008	2007

Interest income	$9	$13	$23
(Losses) gains on investments	(9)	(27)	7
External services, net	14	14	22
Claims settlement	4	8	—
Miscellaneous	7	1	19

Total other income, net	$25	$9	$71

16.  Supplemental Cash Flow Information

Interest paid was $1.4 billion in each of 2009, 2008, and 2007.  These amounts differ from interest expense due to the timing of payments and interest capitalized of $40 million in 2009, $17 million in 2008, and $177 million in 2007 as a part of major capital expenditures.

Cash flows from futures contracts, forward contracts, option contracts, or swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

17.  Variable Interest Entities

In February 1997, TVA entered into a purchase power agreement with Choctaw Generation, Inc. (subsequently assigned to Choctaw Generation, L.P. (“Choctaw”)) to purchase all the power generated from its facility.  Before July 2009, TVA did not have access to certain financial records of Choctaw and was unable to determine if Choctaw met the definition of a variable interest entity.  In July 2009, TVA obtained access to certain financial records of Choctaw.  Based on the financial information received, TVA updated its assessment of its contractual relationship with Choctaw and determined that Choctaw did not meet the definition of a variable interest entity.  As a result, TVA is not required to consolidate Choctaw’s balance sheet, results of operations, and cash flows.  TVA’s future contractual cash commitments under this purchase power agreement are disclosed in Note 20 — Power Purchase Obligations.

18.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time annual employees, a qualified defined contribution plan that covers most of its full-time annual employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of certain retirees’ medical coverage, other postemployment benefits such as workers’ compensation, and a supplemental executive retirement plan.  Following are discussions of each of these plans.

Overview of Plans and Benefits

Defined Benefit Pension Plan.  TVA sponsors a defined benefit plan for most of its full-time annual employees that provides two benefit structures: the Original Benefit Structure and the Cash Balance Benefit Structure.

•
Original Benefit Structure.  The pension benefit for a member participating in the Original Benefit Structure is based on the member’s creditable service, the member’s average monthly salary for the highest three consecutive years of base pay, and a pension factor based on the member’s age and years of service, less a Social Security offset.

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age.  A member’s account receives credits each pay period equal to 6.00 percent of his or her straight-time earnings.  The account also receives monthly interest credits at a rate set at the beginning of each year equal to the change in the Consumer Price Index (“CPI”) for the period ending on the previous October 31 plus 3.00 percent, with the provision that the rate may not be less than 6.00 percent or more than 10.00 percent.  The actual changes in the CPI for the years ended October 31, 2008 and 2007 were 4.45 percent and 2.53 percent, which resulted in interest rates of 7.45 percent and 6.00 percent for CY 2009 and 2008, respectively.

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

Defined Contribution Plan. TVARS also administers a defined contribution 401(k) plan to which TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of annual pay) for members participating in the Original Benefit Structure and of 75 cents on the dollar (up to 4.5 percent of annual pay) for members participating in the Cash Balance Benefit Structure. TVA made matching contributions of about $24 million to the plan during 2009, $21 million during 2008, and $21 million during 2007.

Supplemental Executive Retirement Plan. In 1995, TVA established its SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that are not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense.

Other Post-retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees’ medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the vested supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan described above.

Other Postemployment Benefits.  TVA employees injured in work-related incidents are covered by the workers’ compensation program for federal employees administered through the Department of Labor by the Office of Workers’ Compensation Programs in accordance with the provisions of the Federal Employees’ Compensation Act (“FECA”).  FECA provides compensation benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status into a regulatory asset.  The deferral of incurred costs is allowed if the costs are probable of future recovery in customer rates.

TVA uses the projected unit credit cost method to determine the service cost and the projected benefit obligation for retirement, termination, and ancillary benefits.  Under this method, a “projected accrued benefit” is calculated as of the beginning of the year and as of the end of the year for each benefit that may be payable in the future.  The “projected accrued benefit” is based on the plan’s accrual formula and upon service as of the beginning or end of the year, but using final average compensation, social security benefits, and other relevant factors projected to the age at which the employee is assumed to leave active service.  The projected benefit obligation is the actuarial present value of the “projected accrued benefits” as of the end of the year for employed participants and is the actuarial present value of all benefits for other participants.  The service cost is the actuarial present value of the difference between the “projected accrued benefits” as of the beginning and end of the year.

TVA utilizes the corridor approach to gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Additionally, TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the “market-related” value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  The “market-related” value is used in calculating expected return on plan assets and net gain or loss for pension cost determination.  The net gain or loss to be amortized is derived from a comparison of the expected return on “market-related” value of plan assets with the actual return on plan assets.  A portion of any difference between the two is reflected in the end-of-year “market-related” asset value and net gain or loss; the remainder is reflected in those balances in future periods.

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30 were as follows:

Obligations and Funded Status As of September 30
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$8,080	$8,642	$498	$464
Service cost	84	110	7	5
Interest cost	582	522	36	28
Plan participants’ contributions	32	34	81	78
Amendments	(482)	3	7	—
Actuarial (gain)	1,552	(708)	146	25
Net transfers from variable fund/401(k) plan	(3)	7	—	—
Expenses paid	(6)	(5)	—	—
Benefits paid	(573)	(525)	(110)	(102)
Benefit obligation at end of year	9,266	8,080	665	498

Change in plan assets
Fair value of plan assets at beginning of year	6,188	7,977	—	—
Actual return on plan assets	—	(1,465)	—	—
Plan participants’ contributions	32	34	81	78
Net transfers from variable fund/401(k) plan	(3)	7	—	—
Employer contributions	1,005	165	29	24
Expenses paid	(6)	(5)	—	—
Benefits paid	(573)	(525)	(110)	(102)
Fair value of plan assets at end of year	6,643	6,188	—	—

Funded status	$(2,623)	$(1,892)	$(665)	$(498)

The actuarial loss above for 2009 primarily reflects the impact of the reduction in the discount rate from 7.50 percent to 5.75 percent, which increased the liability by approximately $1.6 billion.

The effect of plan amendments disclosed in the table above refers primarily to changes to the TVARS benefit plan since the last actuarial valuation.  The following changes were made to the cost of living adjustment (“COLA”) provisions for the four years beginning January 1, 2010:

•	For CY 2010, the COLA will be zero.

•	For CY 2011, the COLA will be the change in the CPI, capped at 3 percent.

•	For CY 2012, the COLA will be zero.

•	For CY 2013, the COLA will be the change in the CPI, capped at 2.5 percent.

At the end of the four-year period, the COLA benefit of CPI, capped at 5 percent, will be restored.  Further, the eligibility for the COLA will change to age 60 for employees who retire on or after January 1, 2010.  Finally, the interest crediting rate for fixed fund balances and future contributions will be reduced to 6 percent effective January 1, 2010.

Amounts recognized in the Balance Sheet at September 30 consist of:

Obligations and Funded Status Recognized Amounts As of September 30
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008

Regulatory assets	$3,764	$2,120	$298	$157
Accrued liabilities	(5)	(5)	(35)	(29)
Other long-term liabilities	(2,618)	(1,887)	(630)	(469)

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consist of:

Obligations and Funded Status Unrecognized Amounts As of September 30
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008

Unrecognized prior service cost (credit)	$(305)	$214	$31	$29
Unrecognized net loss	3,987	1,906	267	128
Amount deferred due to actions of regulator	82	-	-	-
Total regulatory assets	$3,764	$2,120	$298	$157

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2009 and 2008, were as follows:

Projected Benefit Obligations in Excess of Plan Assets As of September 30
	2009	2008
Projected benefit obligation	$9,266	$8,080
Accumulated benefit obligation	9,032	7,870
Fair value of plan assets	6,643	6,188

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30
	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$84	$110	$122	$7	$5	$5
Interest cost	581	522	493	36	28	26
Expected return on plan assets	(543)	(608)	(571)	—	—	—
Amortization of prior service cost	37	37	37	5	5	5
Recognized net actuarial loss	14	41	83	7	5	6
Net periodic benefit cost as actuarially determined	173	102	164	55	43	42
Amount capitalized due to actions of regulator	(82)	—	—	—	—	—
Total net periodic benefit cost	$91	$102	$164	$55	$43	$42

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2010 As of September 30, 2009
	Pension Benefits	Other Post-retirement Benefits	Total

Prior service cost (credit)	$(23)	$6	$(17)
Net actuarial loss	203	17	220
Deferred amounts	28	—	28

Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions As of September 30
	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
Assumptions utilized to determine benefit obligations at September 30
Discount rate	5.75%	7.50%	5.75%	7.50%
Expected return on plan assets	7.75%	8.00%	N/A	N/A
Rate of compensation increase	4.40%	4.33%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2015	2014

Assumptions utilized to determine expense for the years ended September 30
Discount rate	7.50%	6.25%	7.5%	6.25%
Expected return on plan assets	8.00%	8.75%	N/A	N/A
Rate of compensation increase	4.33%	4.30%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2014	2013

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  Additionally, TVA looks at published pension spot yield curves and applies expected cash flows to these curves to approximate the rate expected to settle the projected benefit payments.  Based on recent market trends in all these data points, TVA decreased its discount rate used to determine benefit obligations from 7.50 percent at the end of 2008 to 5.75 percent at the end of 2009.  TVA had increased its discount rate from 6.25 percent at the end of 2006 to 7.5 percent at the end of 2008.

Rate of Return.  In determining its expected long-term rate of return on pension plan assets, TVA reviews past long-term performance, asset allocations, and long-term inflation assumptions.  The expected rate of return used to develop net pension cost was 8 percent and 8.75 percent during 2009 and 2008, respectively, and is determined at the beginning of the period.  TVA adjusted the expected rate for 2010 based on revisions to future expected returns as provided by third party professional asset managers to reflect a change in the asset allocation policy of TVARS to shift a portion of target allocations from equities to fixed income securities.  As of October 1, 2009, the expected rate of return was 7.75 percent.  The actual rate of return for the year ended September 30, 2009, was a loss of 0.71 percent.

Compensation Increases.  This assumption is based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and determined that no changes in this assumption were required.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed which included retirees as well as other plan participants.  TVA obtained an updated study in 2008 and, accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  The assumed health care trend rate used for 2009 and 2008 was 8.0 percent.  The 2009 health care cost trend rate of 8.0 percent used to determine benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.0 percent annual increase in health care costs in the year beginning October 1, 2015, and beyond.

Cost of Living Adjustment.  The COLA is generally indexed against the CPI, subject to a floor and ceiling.  The CPI fell during 2009, and current economic forecasts project slow growth in the CPI through 2015.  Additionally, the COLA had been temporarily reduced for current retirees and deferred to age 60 for employees retiring on or after January 1, 2010.  As a result of these COLA benefit reductions and low inflationary expectations, TVA reduced the COLA assumption from 3.0 percent to 2.5 percent at September 30, 2009.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity of Costs to Changes in Pension Benefit Assumptions
Actuarial Assumption	Change in Assumption	Impact on 2010 Pension Cost	Impact on 2009 Projected Benefit Obligation
	(Increase in millions)
Discount rate	(0.25%)	$14	$243
Rate of return on plan assets	(0.25%)	17	NA

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Components of Other Post-retirement Benefits Plan As of September 30, 2009
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	$(6)
Effect on end-of-year accumulated post-retirement benefit obligation	66	(74)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan, which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets.  The plan assets are primarily stocks and bonds.  In June 2009, TVARS adopted a new asset allocation policy.  The new policy shifts a portion of target allocations from equities to fixed income securities.  TVARS currently targets an asset allocation of 45 percent equity securities, 40 percent fixed income securities, and 15 percent alternative investments.  Of the 45 percent equity securities, 22.5 percent may be non-U.S. equity holdings.  Of the 40 percent fixed income securities, 15 percent may be investment grade credit, 9 percent may be high yield securities, and 6 percent may be inflation protected bonds.  Of the 15 percent alternative investments, 5 percent may be private real estate, 4 percent may be private equity, 3 percent may be distressed debt, and 3 percent may be timberland.  The TVARS asset allocation policy includes a permissible 3 percent deviation from these target allocations.  The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy.  For 2009 and 2008, the asset holdings of the system included the following:

Asset Holdings of TVARS As of September 30
	Plan Assets at September 30
	2009	2008
Asset Category
U.S. equity securities	23%	32%
Non-U.S. equity securities	20%	21%
Private equity holdings or similar alternative investments	6%	6%
Private real estate holdings	1%	2%
Fixed income securities	27%	32%
High yield securities	7%	7%
Cash and equivalents	16%	0%
Total	100%	100%

Cash equivalents at September 30, 2009, consisted primarily of TVA’s contribution to the defined benefit plan in September 2009.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments As of September 30, 2009
	Pension Benefits	Other Post-retirement Benefits
2010	$694	$37
2011	683	41
2012	678	45
2013	678	46
2014	678	48
2015 - 2019	3,394	245

Plan Contributions.  TVA expects to contribute $7 million to its SERP and $37 million to its other post-retirement benefit plans in 2010.  TVA made a contribution to the defined benefit pension plan on September 24, 2009 of $1.0 billion that constituted the amount that was expected to be contributed from 2010 to 2013.

Other Postemployment Benefits

Postemployment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of the year.  In accordance with SEC recommendations related to the selection of discount rates, TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA’s future estimated postemployment claims payments.  The use of a 3.31 percent discount rate resulted in the recognition of 2009 annual expense of approximately $47 million and an unpaid benefit obligation of about $484 million at year end.  The current portion of the obligation is $58 million and is recorded in Accounts payable and accrued liabilities.  The long-term portion of $426 million is recorded in Other liabilities.  TVA utilized a discount rate of 3.85 percent and 4.59 percent in 2008 and 2007, respectively.  The use of these discount rates resulted in expense and unpaid benefit obligations of $65 million and $434 million, respectively, for 2008 and expense and unpaid benefit obligations of $49 million and $406 million, respectively, for 2007.

19.  Asset Acquisitions and Dispositions

New Generation

Despite the current economic conditions which are leading towards lower energy demand in the short-term, TVA must still respond to the need for additional generation over the long-term.  Additionally, TVA intends to move toward more generation with low or no emissions.  This requires capital investment in the current year and over the next few years.  Another challenge in this area is that TVA must have sufficient generation capacity to meet peak demands.  TVA is exploring alternatives to reduce or shift the peak demands of energy.

Nuclear.  On August 1, 2007, the TVA Board approved the completion of Watts Bar Unit 2 construction, which was halted in 1985.  Preliminary project activities began at Watts Bar Unit 2 in October 2007.  TVA is now engaged in unrestricted construction activities, and the project is scheduled to be completed in the fall of CY 2012.

TVA is developing other options for future nuclear generation at its Bellefonte site.  In October 2007, TVA submitted a Combined Construction and Operating License Application to the NRC for two new Westinghouse Electric Co. designed Advanced Passive 1000 reactors to be located at the Bellefonte site and designated as Bellefonte Units 3 and 4. TVA’s application was being supported, in part, by NuStart, an industry consortium comprised of 10 utilities and two reactor vendors whose purpose is to satisfactorily demonstrate the new NRC licensing process for new nuclear plants.  The Bellefonte Combined Construction and Operating License Application is one of several Advanced Passive 1000 standardized plant applications, and other applicants have announced construction schedules that call for their license reviews to be completed prior to Bellefonte’s. As a result, NuStart, with TVA’s agreement, is transitioning its reference plant to the Combined Construction and Operating License Application of another utility.  TVA intends to continue to support the review of the Bellefonte application and does not expect this transition, by itself, to impact the issuance of a license for Bellefonte Units 3 and 4. See Note 20 — Legal Proceedings for a discussion of an administrative proceeding regarding Bellefonte Units 3 and 4.

As another option, TVA asked the NRC in August 2008 to reinstate the construction permits for its two unfinished nuclear units at the Bellefonte site.  On March 9, 2009, the NRC issued an order reinstating the construction permits for Bellefonte Units 1 and 2.  Reinstatement of the construction permits, however, does not mean TVA can re-commence construction of these units.  Further action by the NRC, reviews by TVA, and approval by the TVA Board are required before construction activities can resume.  See Note 20 — Legal Proceedings for a discussion of legal proceedings regarding Bellefonte Units 1 and 2.

The TVA Board has not made a decision to construct a new plant at the Bellefonte site, and TVA continues to evaluate all nuclear generation options at the site.

Combined Cycle.  SSPC, through its subsidiary SSSL, purchased an undivided 90 percent interest from TVA in a three-unit, 792-MW summer net capability combined cycle combustion turbine facility in Southaven, Mississippi.  SSSL paid TVA approximately $420 million for its interest in the facility.  SSSL and TVA have entered into a lease under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 30, 2010.  For additional details, see Note 11.

TVA is constructing an additional combined cycle facility, the Lagoon Creek Combined Cycle Facility, which is currently scheduled to be in service in July 2010 and have a summer net capability of 540 MW.  The gas-fired combined cycle plant will consist of two combustion turbines that supply steam to a single steam turbine.

On June 4, 2009, the TVA Board approved deferring certain upgrades planned for TVA’s Gleason combustion turbine plant and the newly planned New Caledonia combustion turbine plant in order to construct the John Sevier Combined Cycle Facility in northeast Tennessee, using, in part, funds and certain equipment originally allocated for the deferred projects.  By the end of December 2011, TVA plans to have operational the three combustion turbines of the John Sevier Combined Cycle Facility, which are expected to supply over 500 MW of power.  TVA expects to complete the combined cycle portion of the facility by mid-CY 2012.  The completed facility is expected to add approximately 880 MW of summer capability to the TVA system at a cost of approximately $820 million.  Also, the new combined cycle facility is expected to provide TVA the flexibility to build the scrubbers and selective catalytic reduction systems (“SCRs”) for the John Sevier Fossil Plant on a more reasonable schedule than required by the court in the North Carolina public nuisance litigation, should TVA elect to do so.  See Note 20 — Legal Proceedings — Case Brought by North Carolina Alleging Public Nuisance.

Buildings

On February 8, 2008, TVA finalized an agreement to purchase the portion of TVA’s Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates (with the exception of Monteagle Place, which includes approximately 131,979 square feet) upon the expiration of the existing lease term on January 1, 2011.  The purchase price is $22 million, payable on January 3, 2011.  On May 18, 2009, TVA finalized an agreement to purchase the Monteagle Place portion of the Chattanooga Office Complex upon the expiration of the existing lease term on October 1, 2012.  The purchase price is $8 million.  TVA paid $2 million on October 1, 2009, and will pay $2 million on each October 1 for the next three years (2010-2012) to satisfy its purchase price commitment.  As a result of these transactions, the capital lease liability and the property, plant, and equipment account for capital leases were adjusted in accordance with the applicable accounting guidance related to leased assets purchased by a lessee during the term of a lease.

20.  Commitments and Contingencies

Commitments

As of September 30, 2009, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the year ending September 30
	2010	2011	2012	2013	2014	Thereafter	Total

Debt	$852	$1,008	$1,523	$2,308	$32	$17,111	$22,834	1
Lease obligations
Capital	488	54	6	—	—	3	551
Non-cancelable operating	52	43	37	31	28	195	386
Purchase obligations
Power	274	272	258	203	198	6,200	7,405
Fuel	2,209	1,592	1,160	938	832	1,836	8,567
Other	50	48	37	30	27	156	348
Payments on other financings	89	94	98	99	100	818	1,298
Total	$4,014	$3,111	$3,119	$3,609	$1,217	$26,319	$41,389
Note (1) Does not include noncash items of foreign currency valuation loss of $30 million and net discount on sale of Bonds of $224 million.
In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations Payments Due in the Year Ending September 30
	2010	2011	2012	2013	2014	Thereafter	Total
Energy prepayment obligations	$105	$105	$105	$102	$100	$410	$927

Debt.  At September 30, 2009, TVA had outstanding discount notes of $844 million and long-term debt (including current maturities) at varying maturities and interest rates of $21.8 billion for total outstanding indebtedness of $22.6 billion.  See Note 10.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 30 years.  Of the total obligations for TVA’s capital leases, $58 million represents the cost of financing.  TVA’s rental expense for operating leases was $62 million in 2009, $63 million in 2008, and $65 million in 2007.

Power Purchase Obligations.  TVA has contracted with various independent power producers and power distributor customers for additional capability to be made available to TVA.  In total, these agreements provide 2,774 MW of summer net capability and 29 MW of capability from renewable resources that are not included in the determination of summer net capability.  These qualify as normal purchases and normal sales contracts under GAAP and are thus not accounted for as derivatives.  The total financial commitment for these non-renewable power supply contracts is approximately $7.0 billion, and the total financial commitment for these renewable power supply contracts is approximately $87 million.  Costs under TVA’s power purchase agreements are included in the Statements of Income for 2009, 2008, and 2007 as Fuel and purchased power expense and are expensed as incurred.

Certain contracts with independent power producers qualify as operating leases.  Certain costs associated with these contracts meet the definition of contingent rentals.  Amounts under these contracts qualifying as contingent rentals during 2009 amounted to approximately $425 million.  TVA accrues contingent rentals when the achievement of the event that triggers the contingent rental expense is probable.  Because of the uncertainty associated with future power demand, TVA accrues contingent rentals under these arrangements as power is purchased; accordingly, these rentals are not included in the Commitments and Contingencies table.

Under federal law, TVA is obligated to purchase power from qualifying facilities.  At September 30, 2009, there was a combined qualifying capacity of 914 MW, from seven different suppliers, from which TVA purchased power under this law.  TVA’s obligations to purchase power from these qualifying facilities are not included in the Commitments and Contingencies table.

TVA, along with others, contracted with the Southeastern Power Administration (“SEPA”) to obtain power from eight U.S. Army Corps of Engineers hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this notice of termination may not become effective prior to June 30, 2017.  The contract originally required SEPA to provide TVA an annual minimum of 1,500 hours of power for each megawatt of TVA’s 405 MW allocation, and all surplus power from the Cumberland River system.  Because hydroelectric production has been reduced at two of the hydroelectric facilities on the Cumberland River system and because of reductions in the summer stream flow on the Cumberland River, SEPA declared “force majeure” on February 25, 2007.  SEPA then instituted an emergency operating plan that, among other things, eliminates SEPA’s obligation to provide TVA and other affected customers with a minimum amount of power.  It is unclear how long the emergency operating plan will remain in effect.  TVA’s obligations under its contract with SEPA are not included in the Commitments and Contingencies table.

Fuel Purchase Obligations.  TVA has approximately $5.6 billion in long-term fuel purchase commitments ranging in terms of up to 11 years primarily for the purchase and transportation of coal and approximately an additional $3.0 billion of long-term commitments ranging in terms of up to 10 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations.  Other obligations of $348 million consist of contracts as of September 30, 2009, for goods and services primarily related to capital projects as well as other major recurring operating costs.

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event.  For the first layer, all NRC nuclear plant licensees, including TVA, purchase $300 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $112 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $18 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $671 million per nuclear incident, but it would have to pay no more than $105 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $300 million, over $12 billion, including a 5 percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $76 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $31 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to fossil-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by NRC procedures to dismantle and decontaminate the facilities to meet NRC criteria for license termination.  At September 30, 2009, the present value under GAAP of the estimated future decommissioning cost of $1.8 billion was included in Asset retirement obligations.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a nuclear decommissioning trust (“NDT”) to provide funding for the ultimate decommissioning of its nuclear power plants.  The balance as of September 30, 2009, was less than the present value of the estimated future nuclear decommissioning costs under the NRC methodology and under GAAP.  TVA monitors the monetary value of its nuclear decommissioning trust and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 6 — Nuclear Decommissioning Costs and Note 9.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost was $846 million at September 30, 2009.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to provide funding for the ultimate decommissioning of its non-nuclear power plants.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 6—Non-Nuclear Decommissioning Costs and Note 9.

Environmental Matters.  TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  Looking to the future, regulations in all of these areas are expected to become more stringent and apply to new emissions and sources with the increased emphasis on dealing with climate change, expanding renewable generation alternatives, and encouraging efficient use of electricity.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s 59 coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially apply to new emissions and sources.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in being subject to enforcement actions which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

The total cost of compliance with future clean air regulations cannot reasonably be determined at this time because of the unknowns and uncertainties surrounding emerging EPA regulations, resultant compliance strategies, and the potential for the development of new emission control technologies, litigation, and future amendments to the Clean Air Act (“CAA”).  However, TVA does estimate that spending on emission controls for SO2, NOx, and mercury in the decade beginning in 2011 will cost approximately $4.2 billion.  There could be additional costs for complying with particulate collection requirements associated with a utility maximum achievable control technology (“MACT”) rule.  There could be other substantial costs if reductions of carbon dioxide (“CO2”) are mandated.  Predicting how and when CO2 may be regulated is very difficult, even more so than the future regulation of other substances.  TVA will continue to monitor this issue and will assess and respond to potential financial impacts as they become more certain.

TVA’s total cost related to emission reduction regulatory programs for SO2, NOx, and particulates from 1977 through CY 2010 is expected to reach $5.5 billion, $5.3 billion of which had already been spent as of September 30, 2009.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.  TVA is aware of alleged hazardous-substance releases at 11 non-TVA areas for which it may have some liability.  TVA has reached agreements with the EPA to settle its liability at two of these non-TVA areas for a total of less than $23,000.  There is little or no known evidence that TVA contributed any significant quantity of hazardous substances to six of these non-TVA areas, and there has been no recent assertion of potential TVA liability for five of these six areas.  There is evidence that TVA sent some materials to the remaining three non-TVA sites: the Ward Transformer site in Raleigh, North Carolina, the David Witherspoon site in Knoxville, Tennessee, and the General Waste Products site in Evansville, Indiana.  TVA is not able at this time to estimate its liability related to these sites.

The David Witherspoon site was contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  DOE admitted to being the main contributor of materials to the site and cleaned the site up at a reported cost of about $35 million.  While DOE asked TVA to “cooperate” in completing the cleanup; TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  See Note 20 — Legal Proceedings for a discussion of the Ward Transformer site and the General Waste Production site.

Operations at some of TVA’s facilities have resulted in oil spills and other contamination that TVA is addressing.   As of September 30, 2009, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $20 million on a non-discounted basis, and is included in Other liabilities on the Balance Sheet.  The estimate includes Watts Bar Fossil Plant decommissioning work of $17 million.  It is at least reasonably possible that a change in estimate will occur in the near term.

Legal Proceedings

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  These Legal Proceedings include the matters discussed below as well as in Note 23.  TVA had accrued approximately $16 million and $46 million with respect to the Legal Proceedings described below as well as in Note 23 as of September 30, 2009, and September 30, 2008, respectively, as well as less than $1 million at September 30, 2009 and $5 million at September 30, 2008, respectively, with respect to other Legal Proceedings that have arisen in the ordinary course of TVA’s business.  TVA recognized $1 million, $20 million, and $4 million of expense in 2009, 2008, and 2007, respectively, by increasing accruals related to Legal Proceedings.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill.  Fourteen lawsuits based on the Kingston ash spill have been filed, all of which are pending in the United States District Court for the Eastern District of Tennessee (“Eastern District”).

•
Mays v. TVA (proposed class action), filed January 2, 2009.  The Mays plaintiff filed suit on behalf of himself and others similarly situated.  The plaintiff seeks to represent a class of persons claimed to be riparian owners downstream from Kingston on the Clinch River and Emory River portions of Watts Bar Reservoir.  The complaint asserts private nuisance and seeks compensatory damages.

•
Blanchard v. TVA (proposed class action), filed January 9, 2009.  The Blanchard plaintiffs are eight individuals who filed suit on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property or reside in a defined area near Kingston.  The plaintiffs allege a cause of action based on inverse condemnation and various causes of action based in tort and seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Giltnane v. TVA (proposed class action), filed January 9, 2009.  The Giltnane plaintiffs are six individuals and a business who filed suit on behalf of themselves and others similarly situated.  The plaintiffs seek to represent a class of persons who own property, reside, or conduct business within a 25-mile radius of Kingston.  The plaintiffs allege various causes of action based in tort and seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Raymond v. TVA, filed December 30, 2008.  The Raymond plaintiffs are 26 owners of property in the area of Kingston.  The plaintiffs filed suit alleging a cause of action based on inverse condemnation and various causes of action based in tort and seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Auchard v. TVA, filed February 18, 2009.  The Auchard plaintiffs are 277 adults and minors who allegedly own property and/or reside in the vicinity of the Kingston ash spill.  The plaintiffs allege various causes of action based in tort and seek compensatory damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.

•
Scofield v. TVA, filed February 20, 2009.  The Scofield plaintiffs are 18 individuals and a farm business.  The plaintiffs assert a cause of action based on inverse condemnation and various causes of action based in tort and seek compensatory and punitive damages and injunctive relief relating to spill remediation.

•
Long v. TVA (proposed class action), filed March 17, 2009.  The Long plaintiffs are 43 individuals who own property and/or reside in the vicinity of Kingston or do business in the area.  The plaintiffs seek to represent a class of all similarly situated persons within a 10-mile radius of Kingston who have been injured in some way by the ash spill.  As to TVA, the plaintiffs assert various causes of action based in tort law and also assert NEPA claims under the Administrative Procedure Act.  Plaintiffs seek compensatory and punitive damages and injunctive relief relating to spill remediation, including an order directing TVA to fund medical monitoring.  The plaintiffs also named four TVA employees as defendants, alleging both state law torts and constitutional tort claims.

•
Dickson v. TVA, filed August 18, 2009.  The Dickson plaintiffs are an individual and a corporation involved in a planned waterfront residential development on Watts Bar Lake in Rhea County, Tennessee.  The plaintiffs allege a private nuisance based on the ash spill and are seeking damages of $17 million.

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

•
To dismiss the individual TVA employee defendants in the Long case because the state law claims are precluded by the Federal Employees Liability Reform and Tort Compensation Act of 1988, and the constitutional allegations are insufficient.

See Note 23 for a description of the other lawsuits.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.

To settle other claims arising from the ash spill, TVA had paid approximately $69 million as of September 30, 2009, $42 million of which was spent to acquire 145 tracts of land consisting of approximately 600 acres.  A portion of the $69 million has been recorded as Property, plant, and equipment, and a portion has been included in the Environmental cleanup costs - Kingston ash spill estimate.  In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and may receive additional claims.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitutes a public nuisance.  North Carolina sought caps on emissions of certain pollutants from TVA’s coal-fired plants that were equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from Bull Run, Kingston, and John Sevier, all located in Tennessee, and Widows Creek, located in Alabama, constitute a public nuisance.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas scrubbers and SCRs currently operating at Bull Run be properly maintained and operated year round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRs be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

•	The plants meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.

•	TVA’s Chief Executive Officer (“CEO”) make semi-annual reports to the court of TVA’s progress in complying with the order.

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

TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in fiscal years 2009 through 2014.  Of this amount, TVA was planning to spend approximately $0.6 billion before the court issued its order.  The $1.1 billion that TVA was not planning to spend before the court issued its order represents the clean air capital costs for Widows Creek Units 1-6 and for accelerating the installation of controls at John Sevier.  While Bull Run, Kingston, and Widows Creek Units 7-8 were named in the court order, the clean air controls required by the order for these units are already complete or near completion; accordingly, the order did not affect the capital costs for these units.  There could be other cost impacts, including fuel, variable operation and maintenance expense, and fixed operation and maintenance expense, and those costs are under evaluation.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”).  TVA also filed a motion requesting the district court to stay its injunction during the appeal process, which the district court denied.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run Fossil Plant.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the Eastern District, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the CAA when TVA repaired Bull Run.  The trial was completed the week of July 7, 2009.  TVA has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants (General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville) disposed of hazardous materials at two General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  This action was brought by a group of potentially responsible parties in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of February 2009, the total remediation cost for both sites was expected to exceed $10 million.  A subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involve lead from batteries and PCBs from transformers, but TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  Trial is scheduled to begin on July 12, 2010.

Case Involving the Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into four phases: two phases of soil cleanup; one phase of cleanup of off-site contamination in the downstream drainage basin; and one phase of supplemental groundwater remediation.  The cost estimates for the first two phases of soil cleanup are $55 million and $10 million, respectively.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group sued TVA and other potentially responsible parties in the District Court for the Eastern District of North Carolina regarding the two phases of soil cleanup.  TVA has settled this lawsuit and its potential liability for the two phases of soil cleanup for $300,000, and has been dismissed as a party.  The settlement with respect to the first two phases does not resolve any potential liability in connection with the other two phases or any natural resource damages.

Proceedings Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, NRC issued an order reinstating the construction permits for Bellefonte Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) asking the court to review the NRC’s decision to reinstate the construction permits.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance of Clean Energy (“SACE”) filed a petition to intervene in the NRC license proceeding, requested a hearing, and raised several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed the petitioners, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  Briefs were filed in June 2009.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  In August 2009, TVA notified the NRC that TVA had put the necessary programs, policies, and procedures in place to warrant transitioning Units 1 and 2 from terminated to deferred status, and asked the NRC to authorize placement of the units in deferred status.

Administrative Proceeding Regarding Bellefonte Nuclear Plant Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, BEST, BREDL, and SACE submitted a joint petition to the NRC for intervention and a request for a hearing.  The petition raised 19 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The Atomic Safety and Licensing Board presiding over the proceeding subsequently denied standing to BEST and accepted four of the 19 contentions submitted by BREDL and SACE.  Although the NRC later dismissed one of these contentions, a hearing on the remaining three contentions will be conducted in the future.  The three remaining contentions involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic species.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 15, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  TVA and the NRC Staff responded to these contentions in August 2009, arguing that none met the standards for admissibility under the NRC’s regulations.  On November 19, 2009, the Atomic Safety and Licensing Board granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal.  The plaintiffs allege that the defendants’ GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”).  In October 2009, the Fifth Circuit decided that the plaintiffs have standing to assert their public and private nuisance, trespass, and negligence claims, and that none of these claims present political questions, but also concluded that their unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims must be dismissed for standing reasons.  Accordingly, the Fifth Circuit reversed the district court’s judgment, dismissed the plaintiffs’ suit in part, and remanded the case to the district court for further proceedings.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed against TVA and other companies that generate power from fossil-fuel electric generating facilities in the United States District Court for the Southern District of New York alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision, holding, among other things, that the claims can be heard by the courts and do not raise political questions.  The Second Circuit remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with the EPA raising objections to the conditions of TVA’s current CAA permit at Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, the EPA agreed that the permit failed to include a proper analysis of NOx for the plant’s three main boilers, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”), and if it is changed, it must be changed by KDAQ.  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  KDAQ has submitted to operating permits to the EPA for review.  The current permit continues to remain in effect.  It is unclear whether or how the plant’s permit might be modified as a result of this proceeding.  Judicial review of KDAQ’s decision about the permit is a possibility.

Information Request from EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in Alabama, Kentucky, and Tennessee.  TVA has responded to this request.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s NSR enforcement initiative.  TVA cannot predict whether the EPA will consider the maintenance, capital improvement, or other activities at these 14 units to have violated NSR requirements because of the uncertain interpretation of this program and recent court decisions.  If violations are confirmed, TVA could be required to install new pollution control equipment in addition to the modifications that have already been completed or planned, and TVA could become liable for other payments or penalties.  The EPA’s request could be the first step in an administrative proceeding against TVA that could then result in litigation in the courts.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from the EPA alleging, among other violations, that TVA failed to properly maintain ductwork at Widows Creek Unit 7.  TVA repaired the ductwork in 2005.  While the NOV does not set out an administrative penalty, it is likely that the EPA may seek a monetary sanction through giving up emission allowances, paying an administrative penalty, or both.  On March 5, 2008, TVA and Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from the EPA for which TVA may be liable in connection with the NOV.

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

Litigation with Potential Impact on TVA

Case Involving NSR Regulations.  On April 2, 2007, the Supreme Court issued an opinion in the case of United States v. Duke Energy, vacating the ruling of the Fourth Circuit in favor of Duke Energy and against the EPA in the EPA’s NSR enforcement case against Duke Energy.  The NSR regulations apply primarily to the construction of new plants but can apply to existing plants if a maintenance project (1) is “non-routine” and (2) increases emissions.  The Supreme Court held that under the EPA’s Prevention of Significant Deterioration regulations, increases in annual emissions, rather than increases in hourly emissions, should be used to test whether emissions increase.  TVA and other power suppliers had supported the hourly standard.  Annual emissions can increase when a project improves the reliability of plant operations and, depending on the time period over which emission changes are calculated, it is possible to argue that almost all reliability projects increase annual emissions.  Neither the Supreme Court nor the Fourth Circuit addressed what the “routine” project test should be.  The United States District Court for the Middle District of North Carolina had ruled for Duke Energy on this issue, holding that “routine” must take into account what is routine in the industry and not just what is routine at a particular plant or unit as the EPA has argued.  On October 5, 2007, the EPA filed a motion with the United States District Court for the Middle District of North Carolina asking that court to vacate its entire prior ruling, including the portion relating to the test for “routine” projects.

TVA is currently involved in an NSR case involving Bull Run, which is discussed in more detail above.  The Supreme Court’s rejection of the hourly standard for emissions testing could undermine one of TVA’s defenses in the Bull Run case.  Environmental groups and North Carolina have given TVA notice in the past that they may sue TVA for alleged NSR violations at a number of TVA units.  The Supreme Court’s decision could encourage such suits, which are likely to involve units where emission control systems such as scrubbers and SCRs are not installed, under construction, or planned to be installed in the relatively near term.

Case Involving North Carolina’s Petition to EPA.  In 2005, North Carolina petitioned the EPA under section 126 of the CAA to impose additional emission reduction requirements for SO2 and NOx on coal-fired power plants in 13 states, including the states where TVA’s coal-fired power plants are located.  In March 2006, the EPA denied the North Carolina petition primarily on the basis that the Clean Air Interstate Rule (“CAIR”) remedies the problem.  In June 2006, North Carolina filed a petition for review of the EPA’s decision with the D.C. Circuit.  On October 1, 2007, TVA filed a friend of the court brief in support of the EPA’s decision to deny North Carolina’s section 126 petition.  In Sierra Club v. EPA, the D.C. Circuit remanded the petition back to the EPA in March 2009 for reconsideration in light of the EPA’s new CAIR rule, which is discussed below.

Case Involving Clean Air Interstate Rule.  On July 11, 2008, the D.C. Circuit issued a decision in State of North Carolina vs. EPA that vacated CAIR in its entirety and directed the EPA to promulgate a new rule that is consistent with the D.C. Circuit’s opinion.  The EPA promulgated CAIR in 2005, and the rule required significant additional utility SO2 and NOx emission reductions to address ozone and fine particulate matter attainment issues in 28 eastern states, including all of TVA’s service area, and the District of Columbia.  The EPA requested a rehearing of the case or, in the alternative, that the case be remanded without CAIR being vacated.  On December 23, 2008, the D.C. Circuit granted the motion and ordered the EPA to develop a new rule but allowed CAIR to remain in effect during this process.

Case Involving the Clean Air Mercury Rule.  On February 8, 2008, the D.C. Circuit issued an opinion in the case of State of New Jersey vs. EPA that vacated the EPA’s decision to remove coal and oil-fired electric generating units from the list of stationary sources whose hazardous air pollutant (“HAP”) emissions are subject to MACT standards under section 112 of the CAA.  The D.C. Circuit also vacated and remanded the Clean Air Mercury Rule (“CAMR”), which set mercury limits via a cap-and-trade program.  The EPA now plans to regulate mercury emissions from utilities under section 112(d) of the CAA, setting MACT standards for emissions based on command and control type requirements.  The cost to comply with the MACT standards is not known, but is expected to be higher than the cost would have been to comply with CAMR.  Regardless of the status of the EPA's regulatory program for mercury, TVA intends to continue reducing mercury emissions.  Over the next five years, mercury emissions from its coal-fired plants are expected to continue to decline, primarily as a result of the co-benefits received from the controls TVA is installing to reduce SO2 and NOx emissions.

Case Involving Cooling Water Intake Structures.  On January 25, 2007, the Second Circuit issued an opinion in the case of Riverkeeper, Inc. vs. EPA that remanded the second phase of the EPA’s three-part rulemaking to minimize the adverse impacts from cooling water intake structures on fish and shellfish, as required under section 316(b) of the Clean Water Act (“CWA”).  The Second Circuit held, among other things, that costs cannot be compared to benefits in picking the best technology available (“BTA”) to minimize the adverse environmental impacts of intake structures.  The Utility Water Act Group, Entergy Corporation, and PSEG Fossil LLC filed a petition seeking review of the decision by the Supreme Court.  TVA and the attorneys general of several states, including Alabama, Kentucky, and Tennessee, supported this petition.  On April 1, 2009, the Supreme Court in Entergy Corp. v. Riverkeeper, Inc., agreed with the industry petitioners and ruled that the EPA can compare costs with benefits in determining the technology that must be used at cooling water intake structures.  This decision overturns the Second Circuit ruling that federal clean water law does not permit the EPA to consider the cost-benefit relationship in deciding the best technology available to minimize adverse environmental impact.

21.  Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using generated power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  Until TVA meets its remaining obligation to repay $90 million of the Power Facility Appropriation Investment under the TVA Act, TVA will continue to repay a portion of the Power Facility Appropriation Investment.  Under the TVA Act, TVA will also continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 14 — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since 1959.  See Note 10 — Short-Term Debt.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

	Related Party Transactions For the years ended, or as of September 30
	2009	2008	2007
Sales of electricity services	$260	$229	$235
Other revenues	1	—	—
Other expenses	250	231	237
Receivables at September 30	19	19	19
Investments	25	—	—
Payables at September 30	133	60	126
Return on Power Facility Appropriation Investment	13	20	20
Repayment of Power Facility Appropriation Investment	20	20	20

22.  Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2009 and 2008 follows.  This summary should be read in conjunction with the audited financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

	Unaudited Quarterly Financial Information
	2009
	First	Second	Third	Fourth	Total
Operating revenues	$3,077	$2,933	$2,566	$2,679	$11,255
Operating expenses	3,042	2,503	2,425	1,312	9,282
Operating income	35	430	141	1,367	1,973
Net income	(305)	133	(167)	1,065	726

	2008
	First	Second	Third	Fourth	Total
Operating revenues	$2,360	$2,518	$2,552	$2,952	$10,382
Operating expenses	2,012	2,041	2,111	2,034	8,198
Operating income	348	477	441	918	2,184
Net income	8	135	100	574	817

The significant change in quarterly net income during 2009 is due to accounting for the Kingston Ash Spill.  During the first three quarters of 2009, charges for the estimate to cleanup the site were recorded as expense.  During August 2009, the TVA Board approved that the amount previously expensed is recoverable in future rates, and, thus, the expense was reclassified as a regulatory asset.  See Note 7.  The increased net income in the fourth quarter of 2008 was primarily due to a one-time decrease to Depreciation, amortization, and accretion expense for a change in accounting for non-nuclear asset retirement obligations of $350 million.  See Note 6 — Non-Nuclear Decommissioning Costs.

23.  Subsequent Events

TVA evaluated events subsequent to September 30, 2009 through November 25, 2009, which represents the date the financial statements were filed with the Securities and Exchange Commission.

In October 2009, TVA issued $82 million of electronotes® with an interest rate of 4.375 percent which mature in 2030 and are callable beginning in 2014.

In November 2009, TVA and a national bank amended the credit agreement that matured in November 2009 and extended its maturity date to November 8, 2010.

On November 16, 2009, Armes v. TVA was filed in the United States District Court for the Eastern District of Tennessee.  The Armes plaintiffs are two owners of property in the area of Kingston and allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek compensatory damages in an amount not to exceed $10 million, punitive damages in an amount not to exceed $20 million, unspecified damages for emotional distress, a court order requiring TVA to clean up plaintiffs’ property and the surrounding areas, and other relief.

On November 18, 2009, three cases arising out of the Kingston spill were filed against TVA in the United States District Court for the Eastern District of Tennessee:  Donathan v. TVA; Bostedor v. TVA; and Turner v. TVA.  In each case, the plaintiffs are owners of property in the area of Kingston and allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, strict liability – and inverse condemnation.  The plaintiffs seek unspecified compensatory and punitive damages, damages for emotional distress, punitive damages, a court order requiring TVA to clean up plaintiffs’ property and the surrounding areas, and other relief.

On November 19, 2009, Wallace v. TVA was filed in the United States District Court for the Eastern District of Tennessee.  The Wallace plaintiffs are two owners of property in the area of Kingston and allege causes of action based in tort – negligence, negligence per se, gross negligence, trespass, nuisance, and strict liability – and inverse condemnation.  The plaintiffs seek compensatory damages in an amount not to exceed $600 thousand, punitive damages in an amount not to exceed $1 million, unspecified damages for emotional distress, a court order requiring TVA to clean up plaintiffs’ property and the surrounding areas, and other relief.

On November 23, 2009, Thew v. TVA was filed in the United States District Court for the Eastern District of Tennessee.  The Thew plaintiffs are four individuals who reside in the area of Kingston and allege negligence, gross negligence, negligence per se, strict liability, and negligent infliction of emotional distress.  The plaintiffs seek unspecified compensatory and punitive damages and other relief.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying balance sheets of Tennessee Valley Authority as of September 30, 2009 and 2008, and the related statements of income, changes in proprietary capital, and cash flows for each of the two years ended September 30, 2009.  Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the years ended September 30, 2009 and 2008.  These financial statements and schedules are the responsibility of Tennessee Valley Authority's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Authority at September 30, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the two years ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended September 30, 2009 and 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Valley Authority's internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 25, 2009

To the Board of Directors of Tennessee Valley Authority:

In our opinion, the accompanying statements of income, of changes in proprietary capital and of cash flows present fairly, in all material respects, the results of its operations and its cash flows of Tennessee Valley Authority for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
December 10, 2007, except with respect to the matter disclosed in Note 2 of the Tennessee Valley Authority Form 10-K/A Amendment No. 2 as to which the date is November 21, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and Vice President and Controller), evaluated the effectiveness of TVA’s disclosure and controls procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President and Controller), concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President and Controller), as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

TVA’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and required by Section 404 of the Sarbanes-Oxley Act.  TVA’s internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  Because of the inherent limitations in all control systems, internal controls over financial reporting and systems may not prevent or detect misstatements.

TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President and Controller), evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as “COSO.”  Based on this evaluation, TVA’s management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2009.

Although management’s report on the effectiveness of internal control over financial reporting was not subject to attestation by TVA’s registered public accounting firm, pursuant to temporary rules of the SEC, TVA has chosen to obtain such a report.  Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on TVA’s internal control over financial reporting.  The attestation report appears below.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Tennessee Valley Authority’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tennessee Valley Authority maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tennessee Valley Authority as of September 30, 2009 and 2008, and the related statements of income, changes in proprietary capital, and cash flows for each of the two years ended September 30, 2009 and our report dated and our report dated November 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 25, 2009

ITEM 9B.  OTHER INFORMATION

At the November 19, 2009 public meeting of the TVA Board, TVA’s President and Chief Executive Officer Tom Kilgore gave a presentation that, among other things, included the estimates of TVA’s financial results for fiscal year 2009.  Copies of the materials used in Mr. Kilgore’s presentation are furnished as Exhibit 99.1 to this Annual Report.

In addition, on November 19, 2009, the TVA Board approved a new long-term deferred compensation agreement for Mr. Kilgore.  The agreement extends his deferred compensation credits of $300,000 per year for an additional four years, with annual vesting of those credits.

                             PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

TVA is administered by a board of nine part-time members appointed by the President of the United States with the advice and consent of the Senate.  The Chairman of the TVA Board is selected by the members of the TVA Board.

The TVA Board at November 25, 2009, consisted of the following individuals with their ages and terms of office provided:

Directors	Age	Year Appointed	Year Term Expires
Robert M. Duncan, Chairman	58	2006	2011
William B. Sansom	68	2006	2009*
Thomas C. Gilliland	61	2008	2011
Howard A. Thrailkill	70	2006	2010
Dennis C. Bottorff	65	2006	2011
Bishop William Graves	73	2008	2012
Note * Although the term of Director Sansom expired in May 2009, he is entitled to remain in office until the end of the current session of Congress.

There are currently three vacant positions on the TVA Board.

Mr. Duncan of Inez, Kentucky, joined the TVA Board in March 2006 and became Chairman of the TVA Board in May 2009.  He is the Chairman, Chief Executive Officer, and Director of Inez Deposit Bank, FSB, in Louisa, Kentucky (since April 1984, with a one-year leave of absence from 1989 to 1990 to serve as Assistant Director of Public Liaison in the White House); Chairman, Chief Executive Officer, and Director of Inez Deposit Bank in Inez, Kentucky (since September 1974 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Holding Company, a single bank holding company (since 1984 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Thrift Holding Company, a unitary thrift holding company (since 1999).  From 1998 to 2007, Mr. Duncan was the Chairman of the Big Sandy Regional Industrial Development Authority, which manages industrial parks in five eastern Kentucky counties, and he is also the Secretary for the Highlands Regional Medical Center in Prestonburg, Kentucky, which manages a regional hospital. From January 2007 to January 2009, he was the Chairman of the Republican National Committee.

Mr. Sansom of Knoxville, Tennessee, joined the TVA Board in March 2006 and was elected Chairman by the TVA Board in March 2006.  He served as Chairman of the TVA Board until May 2009.  He is Chairman and Chief Executive Officer of the H.T. Hackney Co., a diversified company involved in wholesale grocery, gas and oil, and furniture manufacturing, and has held that position since 1983.  Since 1995, Mr. Sansom has also been a director of Astec Industries, Inc., a corporation based in Chattanooga, Tennessee, that manufactures equipment and components used in road construction, and since 1984, he has been a director at First Horizon National Corporation, a Memphis, Tennessee, bank holding company.  In 2006, he was named director of Mid-Atlantic Apartment Communities, Inc., a real estate investment trust with ownership interests in apartment homes.  From 1994 to 2006, he was a director of Martin Marietta Materials, Inc., a company based in Raleigh, North Carolina, that supplies minerals, chemicals, and composites for various industries.  Mr. Sansom may continue to serve on the TVA Board until this session of Congress adjourns.

Mr. Gilliland of Blairsville, Georgia, joined the Board in March 2008.  He retired in January 2008 as Executive Vice President, Secretary, General Counsel, and Director of United Community Banks, Inc., a bank holding company.  He joined United Community Banks, Inc., in January 1992.

Mr. Thrailkill of Huntsville, Alabama, joined the TVA Board in March 2006.  He retired in September 2005 as President and Chief Operating Officer of Adtran, Inc., in Huntsville, which supplies equipment for telecommunications service providers and corporate end users.  He joined Adtran, Inc., in 1992.

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

Bishop Graves of Memphis, Tennessee, served on the TVA Board from October 2006 to December 2007 and was reappointed to the TVA Board in June 2008.  He has been presiding Bishop of the Christian Methodist Episcopal Church in Memphis, Tennessee, since being elected at the 2006 General Conference held in June to July 2006.  Previously he was pastor of the Phillips Temple CME Church of Los Angeles, California.  He is the immediate Past President of the Board of the Congress of National Black Churches, and from September 1993 to July 2004, he was a member of the Board of Memphis Light, Gas and Water, a TVA distributor customer.

Executive Officers

TVA’s executive officers as of November 25, 2009, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Tom D. Kilgore	President and Chief Executive Officer	61	2005
Kimberly S. Greene	Chief Financial Officer and Executive Vice President, Financial Services	43	2007
William R. McCollum, Jr.	Chief Operating Officer	58	2007
Maureen H. Dunn	Executive Vice President and General Counsel	60	1978
Preston D. Swafford	Chief Nuclear Officer and Executive Vice President, TVA Nuclear	49	2006
John E. Long, Jr.	Chief Administrative Officer and Executive Vice President, Administrative Services	57	1980
Kenneth R. Breeden	Executive Vice President, Customer Resources	61	2004
Robin E. Manning	Executive Vice President, Power System Operations	53	2008
Van M. Wardlaw	Executive Vice President, Power Supply and Fuels	49	1982
Ashok S. Bhatnagar	Senior Vice President, Nuclear Generation Development and Construction	53	1999
William R. Campbell	Senior Vice President, Fleet Engineering	58	2007
Robert M. Deacy, Sr.	Senior Vice President, Clean Strategies and Project Development	57	2007
Peyton T. Hairston, Jr.	Senior Vice President, Corporate Responsibility and Diversity	54	1993
Janet C. Herrin	Senior Vice President, River Operations	55	1978
John M. Hoskins	Senior Vice President and Treasurer	54	1978
Donald E. Jernigan	Senior Vice President, Nuclear Operations	53	2008
Anda A. Ray	Senior Vice President, Office of Environment and Research	53	1983
Emily J. Reynolds	Senior Vice President, Government and Valley Relations	53	2007
David R. Mould	Senior Vice President, Communications	52	2009
John J. McCormick, Jr.	Senior Vice President, Fossil Operations	47	2007
John M. Thomas, III	Senior Vice President, Corporate Governance and Compliance	46	2005
Steve Byone	Vice President and Controller	50	2009

Mr. Kilgore was named President and Chief Executive Officer in October 2006 after having served as President and Chief Operating Officer since joining TVA in March 2005.  He previously served as President and Chief Executive Officer of Progress Energy Ventures, a subsidiary of Progress Energy Company created to manage various operations of Progress Energy Company, including fuel extraction and energy marketing, from April 2000 to February 2005.  Prior to taking that position, Mr. Kilgore had been Senior Vice President of Power Operations for Carolina Power & Light Company (which became Progress Energy) since August 1998.  From 1991 to 1998, Mr. Kilgore was President and Chief Executive Officer of Oglethorpe Power Corporation in Atlanta, Georgia.

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

Mr. Swafford was named Chief Nuclear Officer and Executive Vice President, TVA Nuclear in February 2009.  From June 2007 to February 2009, he was Executive Vice President, Fossil Power Group, and from May 2006 to May 2007, he was Senior Vice President, Nuclear Support.  From December 1995 to April 2006, Mr. Swafford held various positions at Exelon Corporation, an energy company based in Illinois, and its subsidiaries.  From 2002 to 2006, he served as Senior Vice President, Exelon Energy Delivery, and was responsible for transmission and distribution of electricity.  From 2002 to 2003, he was Vice President, Exelon Power, and was responsible for its fleet of gas, coal-fired, and hydroelectric generating facilities.  From 2000 to 2002, he was Vice President, Dresden Nuclear Station.

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

Mr. Wardlaw was named Executive Vice President of Power Supply and Fuels in July 2008.  Prior to this appointment, Mr. Wardlaw served as Senior Vice President, Commercial Operations and Fuels from January 2007 to June 2008, and Vice President, Bulk Power Trading from September 2006 to December 2006.  From December 2000 to September 2006, he served as Vice President of Transmission and Reliability where he was responsible for real time control of TVA’s generation fleet and transmission system.  Mr. Wardlaw began his career with TVA in January 1982 as an electrical engineer, and has also worked in customer service, marketing, and field services.

Mr. Bhatnagar is the Senior Vice President of Nuclear Generation Development and Construction, a position he has held since April 2007.  He joined TVA in August 1999 as Site Support Manager at Browns Ferry and was subsequently appointed Browns Ferry Plant Manager in July 2000, Browns Ferry Site Vice President in July 2001, and Senior Vice President, Nuclear Operations, in June 2004.

Mr. Campbell is the Senior Vice President of Fleet Engineering, a position he assumed in February 2009.  From May 2007 to February 2009, Mr. Campbell served as TVA’s Chief Nuclear Officer and Executive Vice President, TVA Nuclear.  Mr. Campbell served as Executive Vice President, Engineering and Projects for Entergy Operations, Inc. (“Entergy”), an energy company, from February 2007 to May 2007.  In that capacity, he was responsible for engineering, technical support, and project management functions for all regulated and non-regulated Entergy nuclear units.  Mr. Campbell served as Senior Vice President and Chief Operating Officer of Entergy from February 2003 to February 2007, and was responsible for the operation of all Entergy regulated nuclear units.  He also served as Vice President, Engineering, of Entergy from June 2000 to February 2003.

Mr. Deacy is the Senior Vice President, Clean Strategies and Project Development, a position he assumed in February 2009.  Mr. Deacy served as TVA’s Senior Vice President of Fossil Operations Support from October 2007 to January 2009.  Before joining TVA, he served as President of EXCO Partners from December 2006 to September 2007, where he was responsible for EXCO exploration, production, and pipeline companies in East Texas and Louisiana.  Mr. Deacy served as Senior Vice President of Oil, Gas and Merchant Power Generation, Progress Ventures from 2003 to 2006; Senior Vice President and General Manager, Winchester Energy Company from 2002 to 2003; Director of New Plant Construction and Start-up Operations, Progress Energy from 1999 to 2002; Outage Planning and Scheduling Manager-Nuclear, Carolina Power & Light Company from 1995 to 1998; and Maintenance Superintendent-Nuclear, Carolina Power & Light from 1993 to 1995.

Mr. Hairston was named Senior Vice President, Corporate Responsibility and Diversity, in April 2007, and was additionally named TVA’s External Ombudsman and its Chief Ethics and Compliance Officer in July 2007.  He previously served as Senior Vice President, Communications, a position he assumed in March 2006.  From October 2002 to March 2006, he held the position of Senior Vice President, Employee Relations and Diversity.  Mr. Hairston served as Senior Vice President, Labor Relations, from October 2000 to October 2002, and had held that position previously from June 1994 to June 1998.  From August 1998 to October 2000, he was Senior Vice President, Strategic Initiatives.  Mr. Hairston also served as Senior Manager, Strategic Planning and Support, from May 1993 to June 1994.

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

Mr. Jernigan was named Senior Vice President, Nuclear Operations, in September 2008.  From November 2004 until August 2008, he served as Site Vice President of Surry Nuclear Power Station and from November 2003 to November 2004, he served as Director of Operations and Maintenance at North Anna Nuclear Power Station for Dominion Resources, Inc., an energy company.  Before joining Dominion Resources, Inc., Mr. Jernigan worked for Florida Power & Light Company, serving as Site Vice President at St. Lucie Nuclear Station from June 2001 to April 2004 and as General Manager at Turkey Point Nuclear Station from 1994 to 2001.

Ms. Ray was named the Senior Vice President of the Office of Environment and Research in August 2008.  She served as the Vice President of Environmental Stewardship and Policy from August 2007 to July 2008.  Prior to this, Ms. Ray served as the Vice President of Enterprise Performance and Analysis, and was the Director of TVA’s Public Power Institute where she focused on new energy technologies.  Ms. Ray began her career with TVA in 1983 with the nuclear power organization, and worked in several other TVA functions including fossil generation, customer groups, and strategic planning.

Ms. Reynolds joined TVA in April 2007 and was named Senior Vice President, Government & Valley Relations in July 2009.  Prior to this appointment Ms. Reynolds served as Senior Vice President of Communications, Government and Valley Relations.  Ms. Reynolds served as the 31st secretary of the U.S. Senate (from January 2003 to January 2007), where she managed the legislative, financial, and administrative operations of the Senate.  She also served as a consultant to the subsequent secretary of the U.S. Senate from January 2007 to April 2007.  She previously served as chief of staff for Senator Frist (from January 2001 to January 2003), where she had overall responsibility for the management and coordination of staffing, legislative activity, communications, constituent relations, and scheduling.

Mr. Mould was named Senior Vice President, Communications in July 2009.  From 2005 to 2009, Mr. Mould served as Assistant Administrator for Public Affairs with the National Aeronautics and Space Administration, directing communications, outreach, and public affairs efforts for the U.S. space program, and from 2003 to 2005, he served as special assistant to the U.S. Secretary of Energy, focusing on strategic communications policies in the Office of the Secretary.  Prior to entering government service, Mr. Mould worked as vice president of communications for PG&E National Energy Group, a wholesale electricity and natural gas supplier (from 2000 to 2003), as director of public relations for Mirant Corp., an electricity and natural gas supplier (from 1997 to 2000), and as media relations manager for Southern Company, an electric utility holding company (from 1991 to 1997).

Mr. McCormick joined TVA as Vice President, Fossil Operations, in December 2007 and was later named Senior Vice President, Fossil Operations, in October 2008.  Prior to that, Mr. McCormick served in various roles at Exelon Corporation, an energy company, including General Manager of Eddystone Generation Station, General Manager of Conowingo and Muddy Run Hydro Facilities, and Director of Operations responsible for supervising power plant general managers of more than 10,000 MW of fossil and hydro generation.  Mr. McCormick began his career with Exelon Corporation in 1982.

Mr. Thomas was named Senior Vice President, Corporate Governance and Compliance in July 2009.  He served as Controller and Chief Accounting Officer from January 2008 to September 2009.  Prior to being named Controller, he was the General Manager, Operations Business Services, where he was responsible for financial and performance support to TVA’s operating organizations from November 2005 to January 2008.  Prior to joining TVA, Mr. Thomas was Chief Financial Officer for Benson Security Systems during 2005.  He was also the Controller of Progress Fuels Corporation (from 2003 to 2005) and Controller of Progress Ventures, Inc. (from 2001 to 2002), both subsidiaries of Progress Energy, where he was responsible for accounting operations, financial reporting, forecasting, and risk management.

Mr. Byone was named Vice President and Controller in September 2009.  He served as the Vice President and Chief Financial Officer of the Electric Reliability Council of Texas (“ERCOT”), an independent system operator located in Austin, Texas, from September 2005 to September 2009.  Mr. Byone first came to ERCOT in May 2005 in a consulting role to launch ERCOT’s internal control management and enterprise risk management programs.  Previously, Mr. Byone served as the Vice President and Chief Risk Officer for Progress Energy (from May 2002 to May 2005).  In that position, Mr. Byone designed an enterprise-wide risk management framework to support review and alignment of corporate strategy, capital investments, and risk appetite.

Disclosure and Financial Code of Ethics

TVA has a Disclosure and Financial Ethics Code (“Financial Ethics Code”) that applies to all executive officers (including the Chief Executive Officer, Chief Financial Officer, and Controller) and directors of TVA as well as to all employees who certify information contained in quarterly reports, annual reports, or information statements or who have responsibility for internal control self-assessments.  The Financial Ethics Code includes provisions covering conflicts of interest, ethical conduct, compliance with applicable laws, rules, and regulations, responsibility for full, fair, accurate, timely, and understandable disclosures, and accountability for adherence to the Financial Ethics Code.  TVA will provide a current copy of the Financial Ethics Code to any person, without charge, upon request.  Requests may be made by calling 888-882-4975 or by sending an e-mail to: investor@tva.com.  Any waivers of or changes to provisions of the Financial Ethics Code will be promptly disclosed to the public, subject to limitations imposed by law, on TVA’s website at: www.tva.gov.  Information contained on TVA’s website shall not be deemed incorporated into, or to be a part of, this Annual Report.

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

The TVA Board has an Audit, Governance, and Ethics Committee established in accordance with the TVA Act.  TVA’s Audit, Governance, and Ethics Committee consists of Thomas C. Gilliland (chair), Robert M. Duncan, and Dennis C. Bottorff.  Director Gilliland and Director Bottorff are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

The TVA Board has also established the following committees in addition to the Audit, Governance, and Ethics, Committee:

•	Finance, Strategy, Rates, and Administration Committee

•	Operations, Environment and Safety Committee

•	Community Relations and Energy Efficiency Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides information about TVA’s compensation philosophy and strategy, as well as the policies and decisions that guided TVA in 2009 in establishing the level and nature of the compensation provided to the President and CEO, the Chief Financial Officer and Executive Vice President, Financial Services (“CFO”), and the three most highly compensated executive officers other than the CEO and CFO.  References to the “Named Executive Officers” or “NEOs” throughout this section refer to the executive officers listed in the Summary Compensation Table.

Executive Summary

The TVA Board has established a compensation plan for all TVA employees (the “Compensation Plan”) based on the requirements of the TVA Act.  The Compensation Plan is designed to support TVA’s mission and Strategic Plan and to fulfill the following purposes:

•
Provide a competitive level of compensation that enables TVA to attract, retain, and motivate highly competent employees.  Total target compensation for each position in TVA is determined by market pricing based on a level needed to attract, retain, and motivate employees critical to TVA’s success in achieving its mission.  Accordingly, total compensation levels are targeted at the median (50th percentile) of the relevant labor market for most positions.  However, for positions affected by market scarcity, recruitment and retention issues, and other business reasons, total compensation levels are targeted above the median (typically between the 50th and 75th percentile).

•
Encourage and reward executives for their performance and contributions to the successful achievement of financial and operational goals.  A key component of the Compensation Plan is “pay for performance,” which rewards executives for improvement in TVA’s overall performance, as well as that of individual business units and individual employees.  The TVA Board believes that the portion of total direct compensation placed at-risk should increase as an employee’s position and level of responsibility within TVA increases.  Accordingly, a significant percentage of total target direct compensation for the Named Executive Officers (40 percent to 65 percent) is performance-based compensation.

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

•
Improve overall company performance through productivity enhancement.  An executive cannot help meet TVA’s goals and improve performance without the work of others.  For this reason, the performance goals set at the TVA level and business unit level are the same for both executives and all non-executive employees.  This generally translates into all TVA employees receiving compensation in a manner that aligns their work with the same goals and encourages and rewards them for the successful achievement of TVA’s goals.

Under the Compensation Plan, the compensation programs for the Named Executive Officers consist of the components identified in the following table:

Compensation Program Components for Named Executive Officers
Compensation Component	Objective	Key Features
Annual Salary	Fixed and paid biweekly to executives
Total direct compensation (salary plus annual and long-term incentive compensation plus long-term deferred compensation) is targeted at the median (50th percentile) for similar positions at other companies in TVA’s peer group, or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons with annual salary targeted to the same ranges

Reviewed annually to consider changes in peer group benchmark salaries and/or exceptional individual merit performances in past years

Annual Incentive Compensation	At-risk and based on the attainment of certain pre-established performance goals for the year
Target annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA’s peer group provide to those in similar positions

Annual incentive payouts are based on the results of performance goals at the TVA level and business unit level, and also may be based on goals at the individual level, and may be adjusted

Annual incentive opportunities are reviewed annually to consider changes in peer group benchmark short-term incentives

Long-Term Incentive Compensation	At-risk and based on the attainment of certain pre-established performance goals for a performance cycle, typically three years
Target long-term incentive opportunities are limited to executives in critical positions who make decisions that significantly influence the development and execution of TVA’s long-term strategic objectives

Target long-term incentive payouts are based on the results of performance goals established for a specific performance cycle and may be adjusted

Long-term incentive opportunities are reviewed annually to consider changes in peer group benchmark long-term incentives

Long-Term Deferred Compensation	Awarded in the form of annual credits that vest after a specified period of time, typically three to five years
Awarded to provide a benefit similar to restricted stock and to provide retention incentives to executives

Executives generally must remain at TVA for the entire length of the agreement in order to receive compensation credits

Target annual credit amounts such that long-term deferred compensation targeted to comprise 20 percent of total long-term compensation (in conjunction with long-term incentive compensation described above)

Pension Plans	Both qualified and supplemental, which provide compensation beginning with retirement or termination of employment
Broad-based plans available to full-time employees of TVA that are qualified under IRS rules and that are similar to the qualified plans provided by other companies in TVA’s peer group

Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA’s qualified plans, which is comparable to similar plans provided by other companies in TVA’s peer group

Authority for the Executive Compensation Program

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

•	On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule ($153,200 in 2009); and
•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($153,200 in 2009).

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

At the same time, the Compensation Plan provides the TVA Board the discretion to adjust all forms of compensation to respond to unexpected and significant changes to TVA’s mission and business that may occur during the year.  The TVA Board decided to use this discretion in light of the economic conditions and financial challenges the country and TVA faced in late 2008 and 2009, many of which are described in Item 7, Mangement’s Discussion and Analysis of Financial Condition and Results of Operations.  While the TVA Board set the compensation of the Named Executive Officers at the beginning of 2009 based on the philosophy, principles, and targets set forth above, during 2009 in direct response to these changing economic conditions and significant financial challenges, the TVA Board exercised the discretion available to it under the Compensation Plan to adjust certain payouts for the Named Executive Officers for 2009 and to freeze the salaries of the Named Executive Officers for 2010.  These changes are set forth in more detail under the heading “Executive Compensation Program Components.”

Board Committee Oversight

For 2009, the Finance, Strategy, Rates, and Administration (“FSRA”) Committee of the TVA Board was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and, to the extent applicable, review of performance goal achievement for 2009.  To assist the FSRA Committee in evaluating competitive levels of compensation for executives, the FSRA Committee selected and used Watson Wyatt as its independent compensation consultant.

Use of Market Data and Benchmarking

TVA seeks to target total compensation for executives at a competitive level with respect to the relevant labor market.  Market information for total compensation, as well as each element of compensation, for the Named Executive Officers in 2009 was obtained from:

•	Published and customized compensation surveys reflecting the relevant labor markets identified for designated positions, and
•	Publicly disclosed information from the proxy statements and annual reports on Form 10-K of energy services companies with revenues of $3.0 billion and greater.

After the competitive market compensation was compiled for the positions, the Human Resources department, with the assistance of its compensation consultant, Towers Perrin, analyzed the data, and provided its analysis to the FSRA Committee.  The FSRA Committee, with the assistance of its compensation consultant, Watson Wyatt, used this information to:

•	Test target compensation level and incentive opportunity competitiveness,
•	Serve as a point of reference for establishing pay packages for recruiting executives, and
•	Determine appropriate adjustments to target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA’s relevant labor market for most executives, including the Named Executive Officers, was comprised of both private and publicly owned companies in the energy services industry of similar revenue and scope to TVA.  For the survey-based analysis, TVA looked at the following energy services companies with annual revenues of $3.0 billion and greater from the 2008 Towers Perrin Energy Services Executive Compensation Database:

Allegheny Energy, Inc.	Energy Future Holdings Corp.	Pepco Holdings, Inc.*
Alliant Energy Corp.	Entergy Corp.*	Pinnacle West Capital Corp.
Ameren Corp.*	Exelon Corp.*	PPL Corp.*
American Electric Power Co., Inc.*	FirstEnergy Corp.*	Progress Energy, Inc.*
Calpine Corp.	FPL Group, Inc.*	Public Service Enterprise Group, Inc.*
CenterPoint Energy, Inc.	Integrys Energy Group, Inc. *	Puget Energy, Inc.
CMS Energy Corp.*	MDU Resources Group, Inc.	Reliant Energy, Inc.*
Consolidated Edison, Inc.*	National Grid USA	SCANA Corp.
Constellation Energy Group, Inc.*	Northeast Utilities System *	Sempra Energy *
Dominion Resources, Inc.*	NRG Energy, Inc.	The Southern Company *
Duke Energy Corp.*	NSTAR Electric Co.	SUEZ Energy North America
Dynegy, Inc.	OGE Energy Corp.	Wisconsin Energy Corp.
Edison International*	Pacific Gas and Electric Co.*	Xcel Energy, Inc.*
El Paso Corp.	PacifiCorp

For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at a subset of the peer group above, identified with asterisks, as well as three additional companies in the energy services industry (AES Corp., DTE Energy Co., and NiSource Inc.), as recommended by Watson Wyatt.

Executive Compensation Program Components

Total target compensation (salaries, annual and long-term incentive compensation, and long-term deferred compensation) for Mr. Kilgore, Ms. Greene, and Mr. McCollum for 2009 was reviewed by the FSRA Committee, and the recommended compensation packages were submitted by the FSRA Committee to the TVA Board for approval early in 2009.  Total target compensation for Mr. Bhatnagar and Mr. Swafford for 2009 was reviewed and approved by Mr. Kilgore as CEO early in 2009.

As the year progressed, however, TVA faced a number of challenges, specifically financial challenges.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these challenges.  At its February 12, 2009, meeting, the TVA Board heard and reviewed a report on these challenges.  As a corporate agency and instrumentality of the United States, TVA has no equity securities, and therefore its goals do not encompass making profits for the benefit of shareholders.  However, as acknowledged by the TVA Board at this meeting, TVA has a commitment to its customers and stakeholders, and part of TVA’s mission is to sell power at the lowest rate possible to its customers.  In response to these challenges and mission, as detailed more specifically below, at the recommendation of the FSRA Committee, the TVA Board at that meeting froze the salaries of and made significant reductions to the target incentive compensation earlier approved for the Named Executive Officers.  The reductions reflected the various levels of responsibility and reflected the belief that compensation at risk should be a function of an employee’s position and level of responsibility.

Salary.  The salaries received by the Named Executive Officers were based on their levels of responsibility, their individual merit performances in past years, and the competitive levels of salary for executives in similar positions in the energy services industry.

For 2009, the TVA Board approved a salary of $525,000 for Ms. Greene, a 5 percent increase over 2008, and a salary of $745,514 for Mr. McCollum, a 3.4 percent increase over 2008.  For 2009, Mr. Kilgore as CEO approved a salary of $456,246 for Mr. Bhatnagar, a 5 percent increase over 2008.  In February 2009, Mr. Kilgore as CEO approved the appointment of Mr. Swafford as Chief Nuclear Officer and Executive Vice President, TVA Nuclear.  Following this appointment, Mr. Kilgore approved a salary of $525,000 for Mr. Swafford.

The salaries approved for Ms. Greene and Mr. McCollum for 2009 moved Ms. Greene to the 50th percentile and Mr. McCollum to slightly above the 50th percentile of the benchmark salaries for similar positions in TVA’s peer group.  The salaries approved for Mr. Bhatnagar and Mr. Swafford for 2009 placed both of them near the 75th percentile of the benchmark salaries for similar positions in TVA’s peer group.  The salaries for Mr. Bhatnagar and Mr. Swafford were targeted at a higher percentile because their positions as Senior Vice President, Nuclear Generation Development and Construction, and Chief Nuclear Officer and Executive Vice President, TVA Nuclear, are subject to high demand and scarcity and because of recruitment and retention issues within the nuclear industry.  Information about the approval of Mr. Kilgore’s salary for 2009 is provided below under the heading “Considerations Specific to Mr. Kilgore.”

As part of its February 12, 2009, compensation actions, the TVA Board decided to eliminate all 2010 merit based salary adjustments for 2009 performance for the Named Executive Officers and all other TVA employees on the management and specialist schedule, so the 2010 salaries for the Named Executive Officers will be the same as 2009 salaries.

Annual Incentive Compensation.  All executives, including the Named Executive Officers, typically participate in the Executive Annual Incentive Plan (“EAIP”).  The EAIP is designed to encourage and reward executives for their contributions to successfully achieving short-term financial and operational goals of TVA and applicable business units, and may also include individual goals.  Under the EAIP, an executive’s annual incentive payment is calculated as follows:

EAIP Payout	=	Salary	X	Annual Incentive Opportunity	X	Percent of Opportunity Achieved

Annual incentive opportunities increase with position and responsibility.  At the start of 2009, the annual incentive opportunity was established for each of the Named Executive Officers based on the opportunities other companies provide to those in comparable positions in the energy services industry.  For 2009, the TVA Board approved a 70 percent annual incentive opportunity for Ms. Greene, up from 65 percent in 2008, and a 70 percent annual incentive opportunity for Mr. McCollum, unchanged from 2008.  For 2009, Mr. Kilgore as CEO approved a 60 percent annual incentive opportunity for Mr. Bhatnagar, unchanged from 2008.  Following the appointment of Mr. Swafford as Chief Nuclear Officer and Executive Vice President, TVA Nuclear, Mr, Kilgore approved an 80 percent annual incentive opportunity for Mr. Swafford in 2009.

The annual incentive opportunities were approved for Ms. Greene and Mr. McCollum for 2009 at a level such that 100 percent target payout (together with salary, 100 percent target payout of long-term incentive opportunities, and long-term compensation credits) would place their total compensation near but below the 50th percentile of the benchmark total compensation for similar positions in TVA’s peer group.  The annual incentive opportunities were approved for Mr. Bhatnagar and Mr. Swafford for 2009 at a level such that 100 percent target payout (together with salary, 100 percent target payout of long-term incentive opportunities, and long-term compensation credits) would place their total compensation near but below the 75th percentile of the benchmark total compensation for similar positions in TVA’s peer group.  The total compensation for Mr. Bhatnagar and Mr. Swafford was targeted at a higher percentile because their positions as Senior Vice President, Nuclear Generation Development and Construction, and Chief Nuclear Officer and Executive Vice President, TVA Nuclear, are subject to high demand and scarcity and because of recruitment and retention issues within the nuclear industry.  Information about the approval of Mr. Kilgore’s EAIP incentive opportunity for 2009 and its later elimination is provided below under the heading “Considerations Specific to Mr. Kilgore.”

The percent of opportunity achieved by the Named Executive Officers in 2009 was originally to be determined based upon a weighted average of the results of a combination of performance goals at the TVA level and the business unit level.  Performance goals at the TVA level and their weights were identified in TVA’s Winning Performance Balanced Scorecard (the “TVA Scorecard”).  Four of the performance goals identified in the TVA Scorecard (connection point interruptions, net cash flow from operations less investing, demand reduction, and equivalent availability factor) were approved to be used in determining annual incentive payouts for all other participants in the EAIP, as well as all other non-executive TVA employees who participate in TVA’s Winning Performance Team Incentive Plan.  These four performance measures, their weights, and the goals approved by the TVA Board for the 2009 TVA Scorecard, as well as the results for 2009, are set forth below:

2009 TVA Scorecard
			Goals1
Performance Metric	Weight	Results Achieved	Threshold (75%)	Target (100%)	Maximum (125%)
Customers
Connection Point Interruptions (Interruptions / Connection Point)	20%	0.75	—	1.12	0.78
Financial
Net Cash Flow from Operations Less Investing ($ Millions)	35%	(975)	(292)	(163)	(113)
Assets/Operations
Demand Reduction ($ / kW Reduced)	10%	217	643	611	582
Equivalent Availability Factor (%) 2	35%	85.6	85.8	87.1	88.0
Notes
(1)  Performance levels between threshold and target achievement levels, and between target and maximum achievement levels, were calculated using straight-line interpolation.
(2)  The equivalent availability factor for 2009 includes only nuclear, coal, and combined cycle combustion turbine generation assets.  The availability for simple cycle combustion cycle combustion turbines and hydroelectric generation has been excluded beginning in 2009.  This adjustment will focus TVA’s performance on the equivalent availability of base load facilities which are needed nearly all times of the year.  Simple cycle combustion turbine and hydroelectric generation performance will be measured during critical periods of the year, and separate metrics will be utilized to monitor this performance.

Achievement of the TVA level goals was to represent 30 percent of each Named Executive Officer’s potential payout under the EAIP.  However, EAIP awards may be adjusted and, as part of the compensation actions taken at the February 12, 2009, meeting, the TVA Board decided that for 2009 no EAIP payments would be made to Mr. Kilgore as CEO or to his direct reports, including Ms. Greene and Mr. McCollum.  It was also decided that no TVA employee would receive an EAIP payment based on TVA level goals, thereby eliminating 30 percent of Mr. Bhatnagar’s and Mr. Swafford’s potential EAIP payouts.  At the end of 2009, the results achieved were as set forth in the above table.  In making the determination to reduce or eliminate EAIP payments, the TVA Board did not take into account any impact on the ratio that the actual compensation would then bear to benchmark total compensation.

The remaining 70 percent of the potential payout for Mr. Bhatnagar and Mr. Swafford was tied to business unit performance.  Mr. Bhatnagar’s business unit performance was measured by the results of the Nuclear Generation Development & Construction (“NGD&C”) scorecard.  The performance measures for this scorecard, and weight tied to overall EAIP performance, are: NGD&C Safe Workplace – Recordable Injury Rate (15 percent), Watts Bar Nuclear Unit 2 Cost Performance Index (15 percent), NGD&C Major Milestones Met (25 percent), and NGD&C Nuclear Regulatory Commission Severity Level IV Violations (15 percent), and resulted in a 74.71 percent of target opportunity achieved for an EAIP payout of $204,517.  Had the 30 percent not been eliminated, Mr. Bhatnagar would have received an additional $30,796.

Mr. Swafford’s business unit performance was measured by composite average of the results of the following three Nuclear Power Group scorecards calculated with the indicated weighting: Browns Ferry Nuclear Plant scorecard (49.37 percent), Sequoyah Nuclear Plant scorecard (30.65 percent), and Watts Bar Nuclear Plant scorecard (19.98 percent), and resulted in a 39.20 percent of target opportunity achieved for an EAIP payout of $164,640.  Had the 30 percent not been eliminated, Mr. Swafford would have received an additional $47,250.

The remaining 70 percent of the potential payouts to Ms. Greene and Mr. McCollum were to have been based on the composite average of all TVA business unit scorecards.  Had their EAIP payments not been eliminated, Ms. Greene and Mr. McCollum would have received $248,467 and $352,829, respectively, based on the achievement of the TVA level and business unit goals.

Awards to the Named Executive Officers under the EAIP for 2009 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  Other than the discretion not to make payouts, no discretion was exercised in the determination of EAIP awards.

Long-Term Incentive Compensation.  In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the Executive Long-Term Incentive Plan (“ELTIP”).  Executives in critical positions are those who make decisions that significantly influence the development and execution of TVA’s long-term strategic objectives.  The ELTIP has been purposefully designed to properly and competitively reward executives for helping TVA improve in important areas directly related to TVA’s long-term success by:

•	Using performance criteria that are directly aligned with TVA’s Strategic Plan;
•	Using a “cumulative” performance approach to measure performance achieved for three-year performance cycles;
•
Targeting award opportunities at levels that approximate median levels of competitiveness with TVA’s peer group and incorporating the FSRA Committee’s policy of targeting that (i) approximately 80 percent of each executive’s total long-term incentive opportunity be performance based (under the ELTIP) and (ii) approximately 20 percent of each executive’s total long-term incentive opportunity be retention and security-oriented (under the Long-Term Deferred Compensation Plan (“LTDCP”) as described below under the heading “Long-Term Deferred Compensation”); and

•	Utilizing a broad award opportunity range of 50 percent to 150 percent of salary to enable payment of awards that are commensurate with performance achievements.

For the two-year cycle ended September 30, 2009, and the three-year cycle ending September 30, 2010, the TVA Board has approved two overall measures of TVA performance to be applied to all participants in the ELTIP: connection point interruptions (the number of interruptions of power at connection points caused by TVA’s transmission system) and retail rates (distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales).  The TVA performance criteria may be adapted for future performance cycles, and the number of criteria used may vary from cycle to cycle.

The goals associated with the two performance measures are generally based on a comparison of TVA’s performance to the performance of surveyed transmission providers and regional utilities, and rolling three-year target comparisons for the surveyed group are utilized.  The goals approved for the connection point interruptions performance measure for each of the two- and three-year performance cycles described above are as follows:

•
The target goal (which will also serve as the threshold goal that must be met before there is any incentive payment under this measure) is established based on the 75th percentile of the performance of the surveyed transmission providers (the “ELTIP CPI Comparison Group”), and

•	The maximum goal is established at the 90th percentile of the ELTIP CPI Comparison Group’s performance.

The goals approved for the retail rates performance measure for each of the two- and three-year performance cycles described above are as follows:

•	The threshold goal is based on improvement over the last performance cycle,
•
The target goal is TVA ranking at or above the 75th percentile of the performance of a comparison group of regional utilities composed of 22 utilities, which are subsidiaries of holding companies with annual revenues greater than $3.0 billion, in the regional proximity of the TVA service territory (the “ELTIP Retail Rates Comparison Group”), and

•	The maximum goal is TVA ranking at or above the 90th percentile of the ELTIP Retail Rates Comparison Group’s performance.

For 2009, connection point interruptions performance data came from data provided by SGS Statistical Services based on an analysis of voluntary survey responses solicited from 30 electric utilities (not all of which provided data).  Retail rate data (retail sales and retail revenue) for the ELTIP Retail Rates Comparison Group was obtained from the EIA-826 Monthly Electric Utility Database.

Under the ELTIP, an executive’s incentive payment is calculated as follows:

ELTIP Payout	=	Salary	X	ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

To meet the ELTIP objective of establishing incentive opportunities for each of the Named Executive Officers approximating 80 percent of each Named Executive Officer’s total long-term compensation based on a percentage of his or her base salary rate at the end of the performance cycle, for the performance cycle ended September 30, 2009, the TVA Board approved a 100 percent long-term incentive opportunity for Ms. Greene, up from 65 percent in 2008, and a 100 percent long-term incentive opportunity for Mr. McCollum, up from 70 percent in 2008, and Mr. Kilgore as CEO approved a 50 percent long-term incentive opportunity for Mr. Bhatnagar, up from 45 percent in 2008.
As a part of Mr. Kilgore’s approval of the appointment of Mr. Swafford as Chief Nuclear Officer and Executive Vice President, TVA Nuclear, Mr. Kilgore approved a 100 percent long-term incentive opportunity for Mr. Swafford for 2009.  Information about the approval of Mr. Kilgore’s ELTIP incentive opportunity for the performance cycle ended September 30, 2009 (which was eliminated as part of the February 12, 2009, TVA Board action), is provided below under the heading “Considerations Specific to Mr. Kilgore.”

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the two-year cycle ended September 30, 2009:

ELTIP Performance Goals, Weighting, and Percent of Opportunity
	Goals				Performance Achievement
Performance Measure	Threshold (50%)	Target (100%)	Maximum (150%)	Performance Results	Actual (%)	X	Weight (%)	=	Result (%)
Retail Rate	Improvement Over Last Performance Cycle	Top 25% of Comparison Companies	Top 10% of Comparison Companies	Below Threshold	0.00%		50%		0.00%
Connection Point Interrruption		Top 25% of Comparison Companies	Top 10% of Comparison Companies	Maximum	150%		50%		75%
				Overall Percent of Opportunity Achieved					75%

As a part of the ELTIP, the TVA Board reserves discretion to review results and peer group comparisons and to approve adjustments in payouts, if appropriate, given the circumstances.  In 2009, no discretion other than the elimination of the ELTIP payout to Mr. Kilgore was exercised to adjust the amount of the payout for the Named Executive Officers.

As a result, the Named Executive Officers were awarded the following ELTIP payouts for 2009 in comparison to the 2009 target payouts:

2009 ELTIP Payouts
NEO	Salary	ELTIP Incentive Opportunity	Target ELTIP Payout	Percent of Opportunity Achieved	ELTIP Payout
Tom D. Kilgore	$850,000	150%	$1,275,000	NA	$0
Kimberly S. Greene	$525,000	100%	$525,000	75.00%	$393,750
William R. McCollum, Jr.	$745,514	100%	$745,514	75.00%	$559,136
Preston D. Swafford	$525,000	100%	$525,000	75.00%	$393,750
Ashok S. Bhatnagar	$456,246	50%	$228,123	75.00%	$171,092

Awards to the Named Executive Officers under the ELTIP for the performance cycle that ended on September 30, 2009, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Deferred Compensation.  Unlike private sector companies in the energy services industry, TVA is a corporate agency and instrumentality of the United States and thus does not have equity securities to provide stock awards or options as a form of compensation for its employees.  Although TVA cannot and does not seek to replicate the type of equity-based compensation available at companies in TVA’s peer group, TVA does enter into agreements with certain executives, including the Named Executive Officers, that are administered under TVA’s LTDCP, which provides a retention incentive similar to restricted stock.  The LTDCP agreements are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with salary and EAIP and ELTIP incentive awards, a competitive level of total compensation.  Under the LTDCP, credits (which may be vested or unvested) are made to an account in an executive’s name (typically on an annual basis) for a predetermined period.  If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with a deferral election made at the time the LTDCP agreement was entered into.  Annual LTDCP credits are awarded to the Named Executive Officers in amounts targeted to constitute approximately 20 percent of each Named Executive Officer’s total long-term compensation in conjunction with targeted ELTIP compensation described above.  Annual credits provided to the Named Executive Officers under LTDCP agreements in 2009 are reported in the “All Other Compensation” column in the Summary Compensation Table.  These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table since the credits were placed in deferred compensation accounts in the Named Executives Officers’ names.

Descriptions of all the LTDCP agreements with the Named Executive Officers are found following the Grants of Plan-Based Awards Table and in Item 9B, Other Information.

Considerations Specific to Mr. Swafford.  In October 2009, Mr. Kilgore approved a $100,000 lump sum performance award for Mr. Swafford for improvement in the overall performance of Watts Bar Nuclear Plant based on a nuclear power industry peer evaluation in 2009.  In addition, Mr. Kilgore approved an arrangement for Mr. Swafford that provides for similar awards in future years that is described in more detail under “Termination Compensation and Other Arrangements.”

Considerations Specific to Mr. Kilgore.  At the beginning of 2009, the FSRA Committee, in consultation with its independent executive compensation consultant, Watson Wyatt, evaluated Mr. Kilgore’s overall performance and then-current compensation relative to TVA’s Compensation Plan and peer group to determine whether to recommend adjustments to Mr. Kilgore’s compensation to the TVA Board for 2009.

In 2008, Mr. Kilgore received an annual salary of $650,000, an EAIP incentive opportunity of 125 percent of salary, and an ELTIP incentive opportunity of 150 percent of salary, plus a $300,000 credit under an LTDCP agreement.  After considering information on chief executive officer compensation at the median of the relevant marketplace (TVA’s peer group) provided by Watson Wyatt, the FSRA Committee recommended that the TVA Board increase Mr. Kilgore’s potential total compensation by 8.7 percent for 2009 by increasing his salary by $200,000, but reducing his EAIP incentive opportunity from 125 percent to 100 percent, while keeping his ELTIP incentive opportunity and LTDCP credit the same.  His EAIP goals were the same as the goals for Ms. Greene and Mr. McCollum, based 30 percent on TVA level goals and 70 percent on business unit goals, and he shared the same ELTIP performance goals, weighting, and percent of opportunity.  As for 2008, the FSRA Committee’s recommendation was lower than that recommended by Watson Wyatt.  The FSRA Committee made its recommendation taking into account Mr. Kilgore’s overall responsibility for TVA as President and CEO, his good overall performance in 2008, and the need to keep his total compensation increases competitive with total compensation increases for other CEOs in TVA’s peer group, while acknowledging the special place and mission of TVA and the belief that Mr. Kilgore’s total compensation should be placed at greater risk than any other TVA executive (65 percent of overall target compensation) given the continuing special challenges facing TVA in 2009.  At its October 30, 2008, meeting, the TVA Board reviewed and approved the recommendation of the FSRA Committee.

Below is a chart comparing the chief executive officer median compensation data provided by Watson Wyatt based on TVA’s peer group with the compensation approved by the TVA Board for Mr. Kilgore at the October 30, 2008, TVA Board meeting:

CEO Peer Group Compensation Comparison
	Watson Wyatt Chief Executive Officer Median Market Data Range (TVA Peer Group)	TVA Board Approved Target Compensation for 2009

Base Salary	$1,046,000 - $1,150,000	$850,000
Annual Incentive %	100%	100%
Total Cash Compensation	$2,091,000 - $2,303,000	$1,700,000
Long-Term Incentive %	335% - 385%	150%
Total Direct Compensation	$5,594,000 - $6,732,000	$3,275,000*
Note * Includes an annual credit of $300,000 provided under a LTDCP agreement. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”

At its February 12, 2009, meeting, the TVA Board, upon the recommendation of the FSRA Committee and with Mr. Kilgore’s support, determined to eliminate all of Mr. Kilgore’s payouts under the EAIP and ELTIP for 2009 and to freeze his 2010 salary at the 2009 level.  The TVA Board understood that this decision would place Mr. Kilgore’s total compensation well below chief executive officer compensation of TVA’s peer group but felt these adjustments were necessary given Mr. Kilgore’s position as President and CEO in response to the new, significant financial challenges facing TVA after the beginning of 2009 and reflected the TVA Board’s belief that, as the CEO, his total compensation should be placed in high risk.  Had his EAIP and ELTIP payments not been eliminated, Mr. Kilgore would have received $574,685 and $956,250, respectively, based on achievement of the various goals under these plans.

Pension Benefits.  All of the Named Executive Officers are eligible to participate in the following qualified plans available to, and on the same terms and conditions applicable to, all annual TVA employees:

•      Defined benefit plan

–
Cash Balance Benefit Structure (“CBBS”) for employees first hired on or after January 1, 1996, with a pension based on an account that receives pay credits equal to six percent of compensation plus interest

•      401(k) plan

–	For CBBS members, TVA provides matching contributions of 75 cents on every dollar up to 4.5 percent of annual salary.

The availability of, and level of benefits provided by, these qualified plans is comparable to similar qualified plans provided by other companies in TVA’s peer group.

In addition, certain executives in critical positions, including each of the Named Executive Officers, as determined by TVA on an individual basis, are eligible to participate in TVA’s SERP.  If the executive is the CEO or a direct report to the CEO, then the TVA Board must approve the executive’s participation in SERP.  If the executive is not a direct report to the CEO, then the CEO may approve the executive’s participation in SERP.  The SERP is a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA’s qualified plans.  TVA provides the SERP to certain executives in critical positions, including the Named Executive Officers, under the belief that these executives should receive an appropriate total retirement benefit based on a similar level of compensation credited under TVA’s qualified plans regardless of IRS qualified plan limits.  The availability of, and level of benefit provided by, this supplemental pension plan is comparable to similar non-qualified pension plans provided by other companies in TVA’s peer group and helps TVA to remain competitive in attracting and retaining top-level executives.  Because “compensation” for purposes of SERP includes EAIP, the actions by the TVA Board to eliminate or reduce EAIP payouts to the Named Executive Officers could reduce SERP benefits to the Named Executive Officers in certain circumstances.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites.  In 2009, TVA provided certain executives, including Ms. Greene, Mr. McCollum, Mr. Bhatnagar, and Mr. Swafford, a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs, and insurance.  Vehicle allowances are granted on a “business need” basis to a very limited number of executives.  The amount of the vehicle allowances granted to the Named Executive Officers is reported in the “All Other Compensation” column in the Summary Compensation Table.

In 2009, TVA began offering a Financial Counseling Services Program for a limited number of executives approved by the CEO.  Under the program, participants are eligible to receive personal financial counseling services, such as estate planning, investment planning, income tax planning, income tax preparation, and retirement planning.  TVA pays the cost of the program for each participant and also pays each participant a gross-up amount that reasonably approximates the additional income and employment taxes estimated to be payable as a result of TVA’s payments pursuant to the program.  Mr. Swafford is the only Named Executive Officer eligible to participate in the Financial Counseling Services Program.  In 2009, TVA made no payments on behalf of Mr. Swafford pursuant to this program.

TVA did not provide any other perquisites to the Named Executive Officers in 2009.

Health and Other Benefits.  TVA offers a group of health and other benefits (medical, dental, vision, life and accidental death and disability insurance, and long-term disability insurance) that are available to a broad group of employees.  The Named Executive Officers and directors are eligible to participate in TVA’s health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table sets forth information regarding compensation earned by each of the Named Executive Officers in 2009 (and 2008 and 2007 as applicable).

Summary Compensation Table
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Tom D. Kilgore President and Chief Executive Officer	2009 2008 2007	$853,270 $655,000 $308,693	— — $341,293 5	— — —	— — —	$0 $1,099,426 3 $890,507 6	$0 1 $406,152 4 $138,274 7	$310,350 2 $310,125 $309,900	$1,163,620 $2,470,703 $1,988,667

Kimberly S. Greene Chief Financial Officer and Executive Vice President, Financial Services	2009 2008 2007	$527,020 $503,847 $38,462	— — —	— — —	— — —	$393,750 8 $493,838 11 $36,159 13	$135,091 9 $223,707 12 $242,752 14	$172,082 10 $78,797 $370,900	$1,227,943 $1,300,189 $688,273

William R. McCollum, Jr. Chief Operating Officer	2009 2008 2007	$748,381 $726,547 $293,461	— — —	— — —	— — —	$559,136 15 $751,751 18 $1,042,132 20	$265,870 16 $126,440 19 $2,026,417 21	$222,082 17 $223,237 $468,727	$1,795,469 $1,827,975 $3,830,737

Preston D. Swafford Chief Nuclear Officer and Executive Vice President, TVA Nuclear	2009 2008 2007	$499,877 — —	$100,000 22 — —	— — —	— — —	$558,390 23 — —	$201,516 24 — —	$147,08225 — —	$1,506,865 — —

Ashok S. Bhatnagar Senior Vice President, Nuclear Generation Development and Construction	2009 2008 2007	$458,001 $437,863 $236,608	— — $189,384 5	— — —	— — —	$375,609 26 $403,661 29 $470,668 31	$245,892 27 $29,226 30 $154,937 32	$165,437 28 $165,612 $165,405	$1,244,939 $1,036,362 $1,217,002
Notes
(1)   Reflects an increase of $16,929 under the CBBS and a decrease of $133,752 under the SERP.

(2)   Represents a credit in the amount of $300,000 that vested on September 30, 2009, which was provided under a LTDCP agreement with Mr. Kilgore, and $10,350 in 401(k) employer matching contributions.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”

(3)   Represents $374,806 awarded under the EAIP and $724,620 awarded under the ELTIP.

(4)   Represents increases of $12,232 under the CBBS and $393,920 under the SERP.

(5)   Represents additional annual compensation paid in quarterly installments through May 31, 2007.  Prior to March 31, 2006, the TVA Act provided that salaries for TVA employees, including the Named Executive Officers, could match but not exceed the salary of a TVA Board member.  Although the TVA Act, as amended by the Consolidated Appropriations Act, removed this limitation, salaries were limited to $145,400 for a portion of 2007.  Accordingly, additional annual compensation, which was paid in quarterly installments, was used in conjunction with salaries to provide a competitive level of base compensation.

(6)   Represents $427,382 awarded under the EAIP and $463,125 awarded under the ELTIP.

(7)   Represents increases of $11,088 under the CBBS and $127,186 under the SERP.

(8)   Represents $393,750 awarded under the ELTIP.

(9)  Represents increases of $20,754 under the CBBS and $114,337 under the SERP.

(10) Represents unvested annual credits totaling $150,000 provided under two separate LTDCP agreements with Ms. Greene, $11,732 in vehicle allowance payments, and $10,350 in 401(k) employer matching contributions.  See information regarding the details of the LTDCP agreements under “Long-Term Deferred Compensation Plan.”

(11) Represents $252,298 awarded under the EAIP and $241,540 awarded under the ELTIP.

(12) Represents increases of $9,529 under the CBBS and $214,178 under the SERP.

(13) Represents $25,439 awarded under the EAIP and $10,720 awarded under the ELTIP.

(14) Represents increases of $5,598 under the CBBS and $237,154 under the SERP.

(15) Represents $559,136 awarded under the ELTIP.

(16) Represents increases of $15,789 under the CBBS and $250,081 under the SERP.

(17) Represents an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. McCollum, $11,732 in vehicle allowance payments, and $10,350 in 401(k) employer matching contributions.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”

(18) Represents $376,658 awarded under the EAIP and $375,093 awarded under the ELTIP.

(19) Represents increases of $10,821 under the CBBS and $115,619 under the SERP.

(20) Represents $460,257 awarded under the EAIP and $581,875 awarded under the ELTIP.

(21) Represents increases of $5,385 under the CBBS and $2,021,032 under the SERP.

(22) Represents a lump sum performance payment awarded for an improved nuclear power industry peer evaluation of Watts Bar Nuclear Plant in 2009.

(23) Represents $164,640 awarded under the EAIP and $393,750 awarded under the ELTIP.

(24) Represents increases of $27,674 under the CBBS and $173,842 under the SERP.

(25) Represents an unvested annual credit in the amount of $125,000 provided under a LTDCP agreement with Mr. Swafford, $11,732 in vehicle allowance payments, and $10,350 in 401(k) employer matching contributions.  See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”

(26) Represents $204,517 awarded under the EAIP and $171,092 awarded under the ELTIP.

(27) Represents increases of $36,696 under the CBBS and $209,196 under the SERP.

(28) Represents a credit in the amount of $150,000 that vested on September 30, 2009, which was provided under a LTDCP agreement with Mr. Bhatnagar, $11,732 in vehicle allowance payments, and $3,705 in 401(k) employer matching contributions.   See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”

(29) Represents $258,340 awarded under the EAIP and $145,321 awarded under the ELTIP.

(30) Represents increases of $14,284 under the CBBS and $14,942 under the SERP.

(31) Represents $199,572 awarded under the EAIP, $227,644 awarded under the ELTIP, and a credit in the amount of $43,452 made to Mr. Bhatnagar’s deferred compensation account provided under a LTDCP agreement with Mr. Bhatnagar for achievement of major milestones in 2007 associated with the Browns Ferry Unit 1 Recovery Project.

(32) Represents increases of $16,030 under the CBBS and $138,907 under the SERP.

The following table provides information regarding non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive for performance in the performance cycles ending in 2009.

Grants of Plan-Based Awards Table
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards 1
Name (a)	Plan (b)	Threshold 2 ($) (c)	Target 2 ($) (d)	Maximum 2 ($) (e)

Tom D. Kilgore	EAIP 3 ELTIP 4	$637,500 / $0 $637,500 / $0	$850,000 / $0 $1,275,000 / $0	$1,062,500 / $0 $1,912,500 / $0

Kimberly S. Greene	EAIP 3 ELTIP 4	$275,625 / $0 $262,500 / $262,500	$367,500 / $0 $525,000 / $525,000	$459,375 / $0 $787,500 / $787,500

William R. McCollum, Jr.	EAIP 3 ELTIP 4	$391,395 / $0 $372,757 / $372,757	$521,860 / $0 $745,514 / $745,514	$652,325 / $0 $1,118,271 / $1,118,271

Preston D. Swafford	EAIP 3 ELTIP 4	$315,000 / $220,500 $262,500 / $262,500	$420,000 / $294,000 $525,000 / $525,000	$525,000 / $367,500 $787,500 / $787,500

Ashok S. Bhatnagar	EAIP 3 ELTIP 4	$205,311 / $143,718 $114,062 / $114,062	$273,748 / $191,624 $228,123 / $228,123	$342,185 / $239,530 $342,185 / $342,185
Notes
(1)  TVA does not have any equity securities and therefore has no equity-based awards.

(2)  Threshold, Target, and Maximum represent amounts that could be earned by an NEO before/after the February 12, 2009 action of the TVA Board.  Actual EAIP awards earned for performance in 2009 are reported for each of the Named Executive Officers who receive them under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(3)  Target incentive opportunities as a percentage of salaries were as follows:  Mr. Kilgore, 100%; Ms. Greene, 70%; Mr. McCollum, 70%; Mr. Swafford, 80%; Mr. Bhatnagar, 60%.  Actual EAIP awards earned for performance in 2009 are reported for each of the Named Executive Officers who receive them under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

(4)  Target incentive opportunities for the two-year performance cycle ended September 30, 2009 as a percentage of salaries were as follows: Mr. Kilgore, 150%; Ms. Greene, 100%; Mr. McCollum, 100%; Mr. Swafford, 100%; Mr. Bhatnagar, 50%.  Actual ELTIP awards earned for the performance cycle ended on September 30, 2009, are reported for each of the Named Executive Officers who receive them under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Based on the action of the TVA Board at its February 12, 2009, meeting to reduce or eliminate EAIP and ELTIP payments, as discussed above, Mr. Kilgore did not receive either an EAIP payout or an ELTIP payout for 2009, and neither Ms. Greene nor Mr. McCollum received an EAIP payout for 2009.  In addition, Mr. Bhatnagar and Mr. Swafford, like all other TVA employees, did not receive any EAIP payout based on TVA level goals.  For Mr. Bhatnagar and Mr. Swafford, the remaining payout under the EAIP for 2009 was calculated as the product of salary multiplied by the annual incentive opportunity multiplied by the percent of opportunity achieved.  Based on this calculation, the EAIP payouts were $204,517 (44.83 percent of salary) for Mr. Bhatnagar and $164,640 (31.36 percent of salary) for Mr. Swafford.

For Ms. Greene, Mr. McCollum, Mr. Bhatnagar, and Mr. Swafford, awards earned under the ELTIP for the two-year performance cycle ended on September 30, 2009, were calculated as the product of salary multiplied by the ELTIP incentive opportunity multiplied by the percent of opportunity achieved.  Based on this calculation, and a 75.00 percent of opportunity achieved, the ELTIP payouts were $393,750 (75.00 percent of salary) for Ms. Greene; $559,136 (75.00 percent of salary) for Mr. McCollum; $171,092 (37.50 percent of salary) for Mr. Bhatnagar; and $393,750 (75.00 percent of salary) for Mr. Swafford.  Awards under the EAIP and ELTIP will be paid in cash during the first quarter of 2010 with a deferral option.  Mr. McCollum and Mr. Swafford elected to defer 100 percent and 25 percent, respectively, of their ELTIP awards earned for the performance cycle ended on September 30, 2009.

Long-Term Deferred Compensation Plan

The TVA Long-Term Deferred Compensation Plan is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives.  Participating executives enter into deferral agreements with TVA under which deferred compensation credits are made to an account in the participant’s name.  Credits are made on an annual basis for an established period of time after which the account balance, with interest or return, is paid to the participant.  Interest is credited daily to the balance reflected in the participant’s deferral account.  Interest is calculated based on the composite rate of all marketable U.S. Treasury issues.  In the alternative, participants may choose to have their balance adjusted based on the return on certain mutual funds.

In March 2005, TVA entered into a LTDCP agreement with Mr. Kilgore.  Under the terms of the agreement, Mr. Kilgore received deferred compensation credits of $300,000 on March 31, 2005, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Pursuant to the agreement, Mr. Kilgore was vested in the first credit of $300,000 at the time the credit was made and in any earnings on this amount.  Mr. Kilgore was vested in the remaining balance of his account on September 30, 2009, since he remained employed by TVA through that date.  The entire balance of his account, which includes the credits and earnings on such credits, will be distributed to Mr. Kilgore in a lump sum following the termination of his employment with TVA.

In September 2007, TVA entered into a LTDCP agreement with Ms. Greene.  Under the terms of the agreement, Ms. Greene received a deferred compensation credit of $280,000 on September 4, 2007, and deferred compensation credits of $100,000 on October 1, 2008, and October 1, 2009.  Ms. Greene will also receive a deferred compensation credit in the amount of $100,000 on October 1, 2010, if she remains employed by TVA on that date.  Pursuant to the agreement, Ms. Greene was vested in the first credit of $280,000 at the time the credit was made and will be vested in any earnings on this amount.  Ms. Greene will vest in the remaining balance of her account only if she remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits, and earnings on such credits, in her account will be distributed to her in five annual installments following the termination of her employment with TVA.  In the event TVA terminates Ms. Greene’s employment during the term of the LTDCP agreement through no act or delinquency of her own, any credits and earnings on those credits in Ms. Greene’s account at the time of termination will become vested and distributed to her in five annual installments.  If Ms. Greene voluntarily terminates her employment or TVA terminates Ms. Greene’s employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Ms. Greene’s account, except the initial $280,000 credit and any earnings on this amount, will be forfeited.

In December 2008, TVA entered into a second LTDCP agreement with Ms. Greene. Under the terms of the agreement, Ms. Greene received deferred compensation credits of $50,000 on December 1, 2008, and October 1, 2009.  Ms. Greene will also receive deferred compensation credits in the amount of $150,000 each on October 1, 2010, and October 1, 2011, if she remains employed by TVA on these dates.  Ms. Greene will vest in her account only if she remains employed by TVA until the expiration of the agreement on September 30, 2012.  All vested credits, and earnings on such credits, in her account will be distributed to her in a lump sum following the termination of her employment with TVA.  In the event TVA terminates Ms. Greene’s employment during the term of the LTDCP agreement through no act or delinquency of her own, any credits and earnings on those credits in Ms. Greene’s account at the time of termination will become vested and distributed to her in a lump sum.  If Ms. Greene voluntarily terminates her employment or TVA terminates Ms. Greene’s employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Ms. Greene’s account will be forfeited.

In May 2007, TVA entered into a LTDCP agreement with Mr. McCollum.  Under the terms of the agreement, Mr. McCollum received a deferred compensation credit of $350,000 on May 1, 2007, and deferred compensation credits of $200,000 on October 1, 2007, October 1, 2008, and October 1, 2009.  Mr. McCollum will also receive a deferred compensation credit in the amount of $200,000 on October 1, 2010, if he remains employed by TVA on this date.  Pursuant to the agreement, Mr. McCollum was vested in the first credit of $350,000 at the time the credit was made and will be vested in any earnings on this amount.  Mr. McCollum will vest in the remaining balance on his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2011.  All vested credits, and earnings on such credits, in his account will be distributed to him in five annual installments following the termination of his employment with TVA.  In the event TVA terminates Mr. McCollum’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. McCollum’s account at the time of termination will become vested and distributed to him in five annual installments.  If Mr. McCollum voluntarily terminates his employment or TVA terminates Mr. McCollum’s employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Mr. McCollum’s account, except the initial $350,000 credit and any earnings on this amount, will be forfeited.

In June 2006, TVA entered into a LTDCP agreement with Mr. Swafford.  Under the terms of the agreement, Mr. Swafford received deferred compensation credits of $125,000 on June 1, 2006, October 1, 2006, October 1, 2007, October 1, 2008, and October 1, 2009.  Mr. Swafford will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2010.  All vested credits, and earnings on such credits, in his account will be distributed to him in a lump sum following the termination of his employment with TVA.  In the event TVA terminates Mr. Swafford’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Swafford’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Swafford voluntarily terminates his employment or TVA terminates Mr. Swafford’s employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Mr. Swafford’s account will be forfeited.

In September 2004, TVA entered into a LTDCP agreement with Mr. Bhatnagar.  Under the terms of the agreement, Mr. Bhatnagar received deferred compensation credits of $150,000 on October 1, 2004, October 1, 2005, October 1, 2006, October 1, 2007, and October 1, 2008.  Mr. Bhatnagar was vested in his account on September 30, 2009, and the entire balance of his account, which includes the credits and earnings on such credits, was distributed to Mr. Bhatnagar in a lump sum in October 2009.

Retirement and Pension Plans

The following table provides the actuarial present value of the Named Executive Officers’ accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2009, determined using a methodology and interest rate and mortality rate assumptions that are consistent with those used in the financial statements contained in this Annual Report as set forth in Note 18.

Pension Benefits Table

Name (a)	Plan Name (b)	Number of Years of Credited Service 1 (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Year ($) (e)

Tom D. Kilgore	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	4.58 8.00 2	$53,738 $1,845,052	$0 $0
Kimberly S. Greene	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	2.08 17.08 3	$35,881 $565,669	$0 $0
William R. McCollum, Jr.	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	2.42 12.42 4	$31,995 $2,386,732	$0 $0
Preston D. Swafford	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	3.42 8.42 5	$56,889 $542,851	$0 $0
Ashok S. Bhatnagar	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	10.08 10.08	$149,257 $779,125	$0 $0
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

(3)  Ms. Greene has been granted 15 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The offset for benefits provided under TVA’s defined benefit plan will be calculated based on the benefit she will be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  In the event that Ms. Greene voluntarily terminates her employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived and the benefit Ms. Greene will be eligible to receive will be payable no earlier than age 55.  As of September 30, 2009, the present value of this benefit is $565,669.  Without the additional years of credited service, the present value of Ms. Greene’s accumulated benefit would be $0.

(4)  Mr. McCollum has been granted 10 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In the event Mr. McCollum voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived as long as the termination is considered acceptable to TVA, and Mr. McCollum would be eligible to receive benefits payable in five annual installments following termination.  The present value of this benefit as of September 30, 2009, is $2,386,732.  Without waiving the vesting requirement and the additional years of credited service, the present value of Mr. McCollum’s accumulated benefit would be $0.

(5)  Mr. Swafford has been granted five additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In addition, the offset for benefits provided under TVA’s defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  In the event Mr. Swafford voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  The present value of this benefit as of September 30, 2009, is $542,851.  Without the additional years of credited service, the present value of Mr. Swafford’s accumulated benefit would be $0.

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

All of the Named Executive Officers are members of the CBBS.  Under the CBBS, each member has a cash balance account that receives pay credits equal to 6 percent of his/her compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table, although compensation could not exceed $230,000 in 2009 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is 3 percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ending on the previous October 31.  The minimum interest rate is 6 percent and the maximum interest rate is 10 percent unless the TVARS Board, with TVA’s approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member’s actual age in years and months.

Members with at least five years of CBBS service are eligible to receive an immediate benefit.  CBBS service is the length of time spent as a member of the TVA Retirement System and does not include credit for unused sick leave, forfeited annual leave, or pre-TVA employment military service.  The CBBS does not provide for early retirement benefits to any Named Executive Officer or any other member in the CBBS.

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

For purposes of the SERP, an “approved” termination means termination of employment with TVA due to (i) retirement on or after the participant’s 62nd birthday, (ii) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board or its delegate, (iii) death in service as an employee, (iv) disability (as such term is defined under TVA’s long-term disability plan), or (v) any other circumstances approved by the TVA Board or its delegate.  For purposes of the SERP, an “unapproved” termination means a termination of employment with TVA when such termination does not constitute an “approved” termination as defined in the preceding sentence.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2009 and already reported in the Summary Compensation Table but rather the amounts of compensation earned by the Named Executive Officers in 2009 or prior years that was or has been deferred.

Nonqualified Deferred Compensation Table
Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY 1 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE 2 ($) (f)

Tom D. Kilgore	$0	$300,000 3	$109,883	$0	$3,441,513 4
Kimberly S. Greene	$0	$150,000 5	$16,353	$0	$461,422 6
William R. McCollum, Jr.	$559,136 7	$200,000 8	$106,764	$0	$2,251,606 9
Preston D. Swafford	$98,438 10	$125,000 11	$29,586	$0	$837,884 12
Ashok S. Bhatnagar	$0	$150,000 13	$2,845	$0	$2,298,372 14

Notes
(1)  Includes vested and unvested earnings.  Because none of the amounts is above market earnings under SEC rules, none of these amounts is included in the Summary Compensation Table.

(2)  Includes vested and unvested contributions and earnings.

(3)  Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore (reported in the “All  Other Compensation” column in the Summary Compensation Table).

(4)  A total of $2,311,522 was reported as compensation to Mr. Kilgore in the Summary Compensation Tables in previous years.

(5)  Represents an unvested annual credit in the amount of $150,000 provided under two separate LTDCP agreements with Ms. Greene (reported in the “All Other Compensation” column in the Summary Compensation Table).

(6)  Includes a total of $155,290 of contributions and earnings that were not vested as of September 30, 2009.  A total of $280,000 was reported as compensation to Ms. Greene in the Summary Compensation Tables in previous years.

(7)  Mr. McCollum elected to defer 100 percent of the $559,136 to be awarded under the ELTIP for the performance cycle that ended on September 30, 2009 (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(8)  Represents an unvested annual credit in the amount of $200,000 provided under a LTDCP agreement with Mr. McCollum (reported in the "All Other Compensation” column in the Summary Compensation Table).

(9)  Includes a total of $398,147 of contributions and earnings that were not vested as of September 30, 2009.  The amount reported in “Executive Contributions in Last FY” column will be credited to his account in the first quarter of 2010 and is not included in the balance.  A total of  $2,083,350 was reported as compensation to Mr. McCollum in the Summary Compensation Tables in previous years.

(10) Mr. Swafford elected to defer 25 percent of the $393,750 to be awarded under the ELTIP for the performance cycle that ended on September 30, 2009 (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).

(11) Represents an unvested annual credit in the amount of $125,000 provided under a LTDCP agreement with Mr. Swafford (reported in the “All Other Compensation” column in the Summary Compensation Table).

(12) Includes a total of $553,815 of contributions and earnings that were not vested as of September 30, 2009.  The amount reported in "Executive Contributions in Last FY” column will be credited to his account in the first quarter of 2010 and is not included in the balance.

(13) Represents an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Bhatnagar (reported in the "All  Other Compensation” column in the Summary Compensation Table).

(14) A total of $533,452 was reported as compensation to Mr. Bhatnagar in the Summary Compensation Tables in previous years.

TVA normally allows participants in the EAIP, ELTIP, and LTDCP to elect to defer all or a portion of the compensation earned under those plans that is eligible for deferral under the terms of each plan and applicable IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more of several notional investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues.  Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

No executives, including the Named Executive Officers, were permitted to defer any portion of their annual salary or EAIP payout in 2009.  Participants in the ELTIP, including the Named Executive Officers, were permitted to elect to defer all or a portion of their awards (25, 50, 75, or 100 percent) received under the plans.

Termination Compensation and Other Arrangements

In January 2005, TVA entered into an agreement with Mr. Kilgore that provides a lump-sum payment equal to one year’s annual compensation if (1) his duties, responsibilities, or compensation is substantially reduced, and he terminates his employment with TVA, or (2) his employment is terminated for any reason other than “for cause.”  For purposes of this agreement, “annual compensation” is defined as annual salary plus additional annual compensation plus the amount of the annual and long-term incentive awards he would have been eligible to receive based on 100 percent achievement of target performance goals.  As of September 30, 2009, this lump-sum payment would have been equal to $2,975,000.  The TVA Board action at its February 12, 2009, meeting to eliminate Mr. Kilgore’s EAIP and ELTIP payouts for 2009 had no effect on this amount, because “annual compensation” includes annual and long-term incentive awards based on 100 percent target achievement and not actual awards.  In addition, if his employment had been terminated on September 30, 2009, Mr. Kilgore would have received $1,338,918 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments, which as of September 30, 2009, had a present value of $1,845,052.  Upon termination of employment for any reason, Mr. Kilgore would be eligible to receive any amounts that he earned in past years but elected to defer.

In August 2007, TVA entered into an agreement with Ms. Greene that provides a lump-sum payment in an amount equal to two years’ annual compensation in the event that TVA’s current Chief Executive Officer no longer occupies that position and Ms. Greene is asked to leave TVA employment for any reason other than for cause or she terminates her employment because she is asked to take a position with TVA other than her then current position as Chief Financial Officer and Executive Vice President, Financial Services.  For purposes of this agreement, “annual compensation” is defined as annual salary plus the amount of the annual incentive award based on 100 percent achievement of target performance goals.  As of September 30, 2009, this lump-sum payment would have been equal to $1,785,000.  The TVA Board action at its February 12, 2009, meeting to eliminate Ms. Greene’s EAIP payout for 2009 had no effect on this amount, because “annual compensation” includes the annual incentive award based on 100 percent target achievement and not the actual award.  In addition, if her employment had been terminated on September 30, 2009, other than for cause or as a result of a voluntary resignation, Ms. Greene would have received $155,290 under her LTDCP agreements payable to her partially in annual installments and partially in a lump sum, and SERP benefits payable in five annual installments beginning no earlier than age 55.  As of September 30, 2009, the present value of these SERP benefits was $565,669.  Upon termination of employment for any reason, Ms. Greene would be eligible to receive any amounts that she earned in past years but elected to defer.

In September 2009, Mr. Kilgore approved a performance arrangement that will provide Mr. Swafford, as long as he remains responsible for managing and directing TVA’s Nuclear Power Group, the opportunity to receive annual performance awards for improvements in the overall performance of any of TVA’s nuclear plants based on nuclear power industry peer evaluations.  Under the arrangement, Mr. Swafford will receive a lump-sum performance award of $100,000 following each fiscal year that at least one nuclear plant in TVA’s generation portfolio achieves an improved performance evaluation.  In the event the performance of any plant drops below that achieved in the most recent evaluation of the plant, no award will be made.  Mr. Swafford is eligible to receive these annual performance awards based on evaluations completed in 2010 and beyond.  All awards will be recommended by the Chief Operating Officer and approved by the CEO at the end of each fiscal year.

Neither Mr. McCollum, Mr. Swafford, nor Mr. Bhatnagar has a severance agreement with TVA.  However, had Mr. McCollum’s employment been terminated on September 30, 2009, other than for cause or as a result of a voluntary resignation, Mr. McCollum would have received $398,147 under his LTDCP agreement payable in five annual installments following termination, and SERP benefits payable in five annual installments, which as of September 30, 2009, had a present value of $2,386,732, assuming the termination was deemed an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. McCollum would be eligible to receive any amounts that he earned in past years but elected to defer.  Had Mr. Swafford’s employment been terminated on September 30, 2009, other than for cause or as a result of a voluntary resignation, Mr. Swafford would have received $553,815 under his LTDCP agreement payable in a lump sum following termination.  In addition, upon termination of employment for any reason, Mr. Swafford would be eligible to receive any amounts that he earned in past years but elected to defer.  Had Mr. Bhatnagar’s employment been terminated on September 30, 2009, he would have received $830,396 under his LTDCP agreement payable in a lump sum following termination, and SERP benefits payable in five annual installments beginning no earlier than age 55, which as of September 30, 2009, had a present value of $779,125, assuming the termination was deemed an approved termination under the SERP.  In addition, upon termination of employment for any reason, Mr. Bhatnagar would be eligible to receive $149,257 under TVA’s qualified defined benefit plan payable in the form of an actuarial equivalent lifetime annuity and any amounts that he earned in past years but elected to defer.

All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Other Agreements

Except as described above and in Item 9B, Other Information, there are no other agreements between TVA and any of the Named Executive Officers.

Director Compensation

The TVA Act provides for nine directors on the TVA Board.  The TVA Board is currently composed of six directors with three vacant positions to be filled upon nomination by the President of the United States and confirmation by the U.S. Senate.  Under the TVA Act, each of TVA’s directors receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which provides for adjustments in the annual rates of pay of employees on the Executive Schedule of the United States Government.  As of September 30, 2009, the base stipend amounted to $48,200 per year unless (1) the director is the chair of a TVA Board committee, in which case the stipend is $49,300 per year, or (2) the director is the chairman of the TVA Board, in which case the stipend is $53,700 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses that they incur in attending meetings and for other official TVA business in the same manner as other persons employed intermittently in federal government service.

The annual stipends provided by the TVA Act for each director and to the chairman of the TVA Board as of September 30, 2009, were as follows:

TVA Board Annual Stipends

Name	Annual Stipend ($)

Dennis C. Bottorff	$49,300
Robert M. Duncan	$53,700
Thomas C. Gilliland	$49,300
Bishop William H. Graves	$49,300
William B. Sansom	$48,200
Howard A. Thrailkill	$49,300

The following table set outs the compensation received by TVA’s directors during 2009.

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value andNonqualified Deferred Compensation Earnings 1 ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Dennis C. Bottorff	$49,093					$495	$49,588
Donald R. DePriest 2	$25,827					$258	$26,085
Robert M. Duncan 3	$49,629					$501	$50,130
Thomas C. Gilliland	$49,093					$495	$49,588
Bishop William H. Graves	$48,348					$488	$48,836
William B. Sansom	$51,406					$519	$51,925
Howard A. Thrailkill	$49,093					$2,476	$51,569

Notes
(1)  TVA directors do not participate in the TVA Retirement System, TVA’s SERP, or any non-qualified deferred compensation plan available to TVA employees.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System (“FERS”).  FERS is administered by the federal Office of Personnel Management, and information regarding the value of FERS pension benefits is not available to TVA.

(2)  Mr. DePriest resigned as director on April 8, 2009.

(3)  Mr. Duncan became Chairman on May 19, 2009.

(4)  Mr. Sansom’s term as Chairman expired on May 19, 2009, but he has continued to serve as director since that time, as he is entitled to remain in office until the end of the current session of Congress.

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

The FERS Basic Benefit Plan is a qualified defined benefit plan that provides a retirement benefit based on a final average pay formula that includes age, highest average salary during any three consecutive years of service, and years of creditable service.  A director must have at least five years of creditable service in order to be eligible to receive retirement benefits.  Directors are eligible for immediate, unreduced retirement benefits once (1) they reach age 62 and have five years of creditable service, (2) they reach age 60 and have 20 years of creditable service, or (3) they attain the minimum retirement age and accumulate the specified years of service as set forth in the FERS regulations.  Generally, benefits are calculated by multiplying 1.0 percent of the highest average salary during any three consecutive years of service by the number of years of creditable service.  Directors who retire at age 62 or later with at least 20 years of service receive an enhanced benefit (a factor of 1.1 percent is used rather than 1.0 percent).

Directors may also retire with an immediate benefit under FERS if they reach their minimum retirement age based on type of retirement and years of service and have accumulated at least 10 years of creditable service.  For directors who reach the minimum retirement age and have at least 10 years of creditable service, the annuity will be reduced by 5 percent for each year the director is under age 62.

Each director is also eligible to participate in the Thrift Savings Plan.  The Thrift Savings Plan is a tax-deferred retirement savings and investment plan that offers the same type of savings and tax benefits offered under 401(k) plans.  Once a director becomes eligible, TVA contributes an amount equal to 1 percent of the director’s stipend into a Thrift Savings Plan account for the director.  These contributions are made automatically every two weeks regardless of whether the director makes a contribution of his or her own money.  Directors are eligible to contribute up to the Internal Revenue Service (“IRS”) elective deferral limit.  Directors receive matching contributions of 100 percent of each dollar for the first 3 percent of the director’s stipend and 50 percent of each dollar for the next 2 percent of the director’s stipend.

Compensation Committee Interlocks and Insider Participation

The FSRA Committee consists of the following three directors: Dennis C. Bottorff, Chair, Thomas C. Gilliland, and Bishop William H. Graves.  Pursuant to the Compensation Plan, the FSRA Committee will review the compensation of the CEO and his direct reports, monitor the process for approving compensation for TVA employees compensated in excess of the federal government’s Executive Schedule Level IV ($153,200 as of September 30, 2009), monitor TVA executive compensation programs, and periodically review the compensation and benefits programs for all TVA employees.

Under the TVA Act, the TVA Board has the authority to approve the compensation of the CEO and his direct reports, as well as the salaries of employees whose salaries exceed Executive Schedule Level IV.  While the FSRA Committee can recommend that the TVA Board approve the compensation of the CEO and his direct reports and the salaries of employees whose salaries exceed Executive Schedule Level IV, the FSRA Committee has no approval authority.

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
Thomas C. Gilliland
Bishop William H. Graves

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

5.
Any action taken or interest held that creates, or may reasonably be perceived as creating, a conflict of interest restricted by this additional policy applicable to TVA Directors and the Chief Executive Officer should immediately be disclosed to the Chairman of Board of Directors and the Chairman of the Audit, Governance, and Ethics Committee.  The Audit, Governance, and Ethics Committee shall be responsible for initially reviewing all such disclosures and making recommendations to the entire Board on what action, if any, should be taken.  The entire Board, without the vote of any Director(s) involved, shall determine the appropriate action to be taken.

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

U.S. Treasury Interim Obligations

TVA has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  TVA did not borrow under the facility during 2009. This credit facility matures on September 30, 2010 and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since 1959.  See Note 10 — Short-Term Debt.

Power Facility Appropriation Investment

In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the Power Facility Appropriation Investment.  Under the TVA Act, TVA is required to repay $1.0 billion of the Power Facility Appropriation Investment, and $90 million of this amount remained unpaid as of September 30, 2009.  Once TVA repays this $90 million, there will still be an outstanding balance on the Power Facility Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Note 14.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst and Young LLP for the audit and audit-related services for the years ended September 30, 2009 and 2008.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees1	Audit-Related Fees2	All Other Fees	Total
2009	Ernst and Young LLP	$2,125,603	$—	—	$2,125,603
2008	Ernst and Young LLP	1,603,016	517,090	—	2,120,106
Notes
(1) Audit fees consist of fees for professional services rendered for the audit of internal control over financial reporting (2009), and of TVA's annual  financial statements, fees for review of the interim financial statements included in TVA's quarterly reports, and fees for Bond offering comfort letters.
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

The Audit, Governance, and Ethics Committee adopted on August 6, 2007, and amended on January 16, 2009, a policy on audit and permissible non-audit services (the “Policy”).  The Policy provides that all auditing services and permissible non-audit services shall be pre-approved by the Audit, Governance, and Ethics Committee unless:

•
The aggregate amount of all such non-audit services provided to TVA does not exceed 5 percent of the total amount TVA pays the external auditor during the fiscal year in which the non-audit services are provided;

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

The Audit, Governance, and Ethics Committee pre-approved all of the audit and audit-related services for 2008 and 2009.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report:

(1)           Financial Statements.  The following documents are provided in Item 8, Financial Statements and Supplementary Data herein.

Statements of Income
Balance Sheets
Statements of Cash Flow
Statements of Changes in Proprietary Capital
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm (Ernst and Young LLP)
Report of Independent Registered Public Accounting Firm (Pricewaterhouse Coopers LLP)

(2)           Financial Statement Schedules.

Schedules not included are omitted because they are not required or because the required information is provided in the financial statements, including the notes thereto.

Schedule II — Valuation and Qualifying Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2009
Allowance for doubtful accounts
Receivables	$2	$—	$—	$2
Loans	13	1	(1)	13

Total allowances deducted from assets	$15	$1	$(1)	$15

For the year ended September 30, 2008
Allowance for doubtful accounts
Receivables	$2	$1	$(1)	$2
Loans	15	4	(6)	13

Total allowances deducted from assets	$17	$5	$(7)	$15

For the year ended September 30, 2007
Allowance for doubtful accounts
Receivables	$10	$—	$(8)	$2
Loans	15	—	—	15

Total allowances deducted from assets	$25	$—	$(8)	$17

(3)           List of Exhibits.

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as Amended on April 3, 2008, and May 19, 2008 (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1*
Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-52313)

10.2*
Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-52313)

10.3*
Amendment Dated as of May 13, 2009, to Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 15, 2009, File No. 000-52313)

10.4*
Amendment Dated as of November 9, 2009, to Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2009, File No. 000-52313)

10.5	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.6
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.7
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.13
Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.14
Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.15	Supplement No. 3 Dated as of April 17, 2009, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.16
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.17	First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC

10.18*
Buy-Back Arrangements Dated as of September 30, 2008, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent, Lead Arranger, and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.19
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.25†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.26†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.27†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.28†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.29†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.30†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†	Overview of Financial Counseling Services Program

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

10.35†	Compensation Arrangements for Preston D. Swafford Effective as of February 5, 2009

10.36†	Overview of Compensation Arrangements for Preston D. Swafford Effective as of July 1, 2009

10.37†	Overview of Compensation Arrangements for Preston D. Swafford Effective as of October 27, 2009

10.38†
First Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.39†	Second Deferral Agreement Between TVA and Tom Kilgore Dated as of November 24, 2009

10.40†
Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.41†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.42†
First Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.43†	Second Deferral Agreement Between TVA and Kimberly S. Greene Dated as of December 20, 2008

10.44†	Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

99.1	Materials Used in Mr. Kilgore’s November 19, 2009 Presentation to the TVA Board

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

Date: November 25, 2009		TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom D. Kilgore
Tom D. Kilgore
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom D. Kilgore	President and Chief Executive Officer	November 25, 2009
Tom D. Kilgore	(Principal Executive Officer)

/s/ Kimberly S. Greene	Chief Financial Officer and Executive Vice	November 25, 2009
Kimberly S. Greene	President, Financial Services
(Principal Financial Officer)

/s/ Steve Byone	Vice President and Controller	November 25, 2009
Steve Byone	(Principal Accounting Officer)

/s/ Robert M. Duncan	Chairman and Director	November 25, 2009
Robert M. Duncan

/s/ Dennis C. Bottorff	Director	November 25, 2009
Dennis C. Bottorff

/s/ Thomas C. Gilliland	Director	November 25, 2009
Thomas C. Gilliland

/s/ Bishop William H. Graves	Director	November 25, 2009
Bishop William H. Graves

/s/ Howard A. Thrailkill	Director	November 25, 2009
Howard A. Thrailkill

/s/ William B. Sansom	Director	November 25, 2009
William B. Sansom

EXHIBIT INDEX
Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as Amended on April 3, 2008, and May 19, 2008 (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1*
Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-52313)

10.2*
Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 000-52313)

10.3*
Amendment Dated as of May 13, 2009, to Spring Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 15, 2009, File No. 000-52313)

10.4*
Amendment Dated as of November 9, 2009, to Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2009, File No. 000-52313)

10.5	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.6
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.7
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.13
Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.16 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.14
Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.17 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.15	Supplement No. 3 Dated as of April 17, 2009, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA

10.16
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.17	First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC

10.18*
Buy-Back Arrangements Dated as of September 30, 2008, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent, Lead Arranger, and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.19
Overview of TVA’s September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA’s Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.21*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA’s Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.25†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.26†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.27†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.28†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.29†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.30†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†	Overview of Financial Counseling Services Program

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

10.35†	Compensation Arrangements for Preston D. Swafford Effective as of February 5, 2009

10.36†	Overview of Compensation Arrangements for Preston D. Swafford Effective as of July 1, 2009

10.37†	Overview of Compensation Arrangements for Preston D. Swafford Effective as of October 27, 2009

10.38†
First Deferral Agreement Between TVA and Tom D. Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.39†	Second Deferral Agreement Between TVA and Tom Kilgore Dated as of November 24, 2009

10.40†
Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of September 28, 2004 (Incorporated by reference to Exhibit 10.21 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.41†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.42†
First Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.43†	Second Deferral Agreement Between TVA and Kimberly S. Greene Dated as of December 20, 2008

10.44†	Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

99.1	Materials Used in Mr. Kilgore’s November 19, 2009 Presentation to the TVA Board

† Management contract or compensatory arrangement.

* Certain schedule(s) and/or exhibit(s) have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.