Form 10-Q
period 2009-12-31
Tennessee Valley Authority
filed 2010-02-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
The following terms or acronyms frequently used in this Form 10-Q are defined below:

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ASLB	Atomic Safety Licensing Board
ART	Asset retirement trust
ARO	Asset retirement obligation
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GW	Gigawatt
GWh	Gigawatt hour(s)
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MtM	Mark-to-market
MW	Megawatt
Moody’s	Moody’s Investors Service, Inc.
mmBtu	Million British thermal unit(s)
NDT	Nuclear decommissioning trust
NEPA	National Environmental Policy Act
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PCB	Polychlorinated biphenyls
REIT	Real estate investment trust
SACE	Southern Alliance of Clean Energy
SCR	Selective catalytic reduction systems
SERP	Supplemental executive retirement plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
S&P	Standard & Poor’s Rating Services
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment and Conservation

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

•	Fines, penalties, and settlements associated with the Kingston ash spill;
•	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
•	Significant changes in demand for electricity;
•	Loss of customers;
•	The continued operation, performance, or failure of TVA’s generation, transmission, and related assets (including facilities such as coal combustion product facilities);
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers;

•	Purchased power price volatility and disruption of purchased power supplies;
•	Events at transmission lines and other facilities not operated by TVA, including those that affect the supply of water to TVA’s generation facilities;
•	Inability to obtain regulatory approval for the construction or operation of assets;
•	Weather conditions;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
•
Catastrophic events such as fires, earthquakes, solar events, floods, tornadoes, pandemics, wars, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates, currency exchange rates, and inflation rates;
•	Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Changes in the market for TVA’s debt, changes in TVA’s credit rating, or limitations on TVA’s ability to borrow money;
•	Changes in the economy and volatility in financial markets;
•	Inability to eliminate identified deficiencies in TVA’s systems, standards, controls, and corporate culture;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards including any change that would eliminate TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining a qualified workforce;
•	Changes in technology;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred; and
•	Unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report Form 10-K for the fiscal year ended September 30, 2009 (the “Annual Report”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.

TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

Unless otherwise indicated, years (2010, 2009, etc.) in this Quarterly Report refer to TVA’s fiscal years ending September 30.  References to years that are preceded by “CY” are to calendar years.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended December 31
(in millions)

	2009	2008

Operating revenues
Sales of electricity
Municipalities and cooperatives	$1,945	$2,569
Industries directly served	348	442
Federal agencies and other	27	38
Other revenue	29	28
Total operating revenues	2,349	3,077
Operating expenses
Fuel and purchased power	608	1,383
Operating and maintenance	754	590
Depreciation, amortization, and accretion	411	396
Tax equivalents	105	148
Environmental cleanup costs – Kingston ash spill	—	525
Total operating expenses	1,878	3,042

Operating income	471	35

Other income (expense), net	6	(9)

Interest expense
Interest on debt and leaseback obligations	336	334
Amortization of debt discount, issue, and reacquisition costs, net	5	5
Allowance for funds used during construction and nuclear fuel expenditures	(14)	(8)
Net interest expense	327	331

Net income (loss)	$150	$(305)

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS (UNAUDITED)
(in millions)

ASSETS
	December 31	September 30
	2009	2009
Current assets	(Unaudited)
Cash and cash equivalents	$250	$201
Restricted cash and investments	9	—
Accounts receivable, net	1,093	1,303
Inventories and other, net	1,020	961
Total current assets	2,372	2,465

Property, plant, and equipment
Completed plant	41,412	41,286
Less accumulated depreciation	(18,376)	(18,086)
Net completed plant	23,036	23,200
Construction in progress	2,876	2,600
Nuclear fuel and capital leases	1,056	961
Total property, plant, and equipment, net	26,968	26,761

Investment funds	1,019	983

Regulatory and other long-term assets
Deferred nuclear generating units	2,249	2,347
Other regulatory assets	6,972	7,287
Subtotal	9,221	9,634
Other long-term assets	205	174
Total regulatory and other long-term assets	9,426	9,808

Total assets	$39,785	$40,017

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,806	$2,108
Environmental cleanup costs - Kingston ash spill	317	348
Collateral funds held	9	–
Accrued interest	334	401
Current portion of leaseback obligations	460	463
Current portion of energy prepayment obligations	105	105
Short-term debt, net	1,057	844
Current maturities of long-term debt	8	8
Total current liabilities	4,096	4,277

Long-term liabilities
Other long-term liabilities	4,517	4,805
Regulatory liabilities	124	130
Environmental cleanup costs - Kingston ash spill	300	354
Asset retirement obligations	2,717	2,683
Leaseback obligations	939	940
Energy prepayment obligations	796	822
Total long-term liabilities	9,393	9,734

Long-term debt, net	21,878	21,788

Total liabilities	35,367	35,799

Proprietary capital
Appropriation investment	4,698	4,703
Retained earnings	3,442	3,291
Accumulated other comprehensive loss	(18)	(75)
Accumulated net expense of nonpower programs	(3,704)	(3,701)
Total proprietary capital	4,418	4,218

Total liabilities and proprietary capital	$39,785	$40,017

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended December 31
(in millions)

	2009	2008

Cash flows from operating activities
Net income (loss)	$150	$(305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and accretion	416	401
Nuclear refueling outage amortization	31	29
Amortization of nuclear fuel	57	51
Non-cash retirement benefit expense	91	35
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	(202)	395
Environmental cleanup costs - Kingston ash spill – non-cash	16	525
Changes in current assets and liabilities
Accounts receivable, net	217	(12)
Inventories and other	(65)	(133)
Accounts payable and accrued liabilities	(191)	(19)
Accrued interest	(67)	(129)
Refueling outage costs	—	(30)
Other, net	14	(13)
Net cash provided by operating activities	441	769

Cash flows from investing activities
Construction expenditures	(534)	(421)
Nuclear fuel expenditures	(126)	(168)
Change in restricted cash and investments	—	(17)
Change in collateral funds	—	(455)
Purchases of investments, net	—	(1)
Loans and other receivables
Advances	(11)	(2)
Repayments	7	2
Other, net	1	—
Net cash used in investing activities	(663)	(1,062)

Cash flows from financing activities
Long-term debt
Issues	82	39
Redemptions and repurchases	(4)	(2,000)
Short-term issues, net	213	2,208
Payments on leases and leaseback financing	(11)	(4)
Financing costs, net	(2)	(1)
Payments to U.S. Treasury	(7)	(8)
Other	—	(1)
Net cash provided by financing activities	271	233

Net change in cash and cash equivalents	49	(60)
Cash and cash equivalents at beginning of period	201	213

Cash and cash equivalents at end of period	$250	$153

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (UNAUDITED)
For the three months ended December 31, 2009 and 2008
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Accumulated Net Expense of Stewardship Programs	Total	Comprehensive (Loss) Income

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net loss	–	(304)	–	(1)	(305)	$(305)
Other comprehensive loss
Net unrealized loss on future cash flow hedges	—	—	(364)	—	(364)	(364)
Reclassification to earnings from cash flow hedges	—	—	191	—	191	191
Total other comprehensive loss						(173)
Total comprehensive loss						$(478)
Return on Power Facility Appropriation Investment	–	(3)	–	–	(3)
Return of Power Facility Appropriation Investment	(5)	–	—	–	(5)

Balance at December 31, 2008 (unaudited)	$4,718	$2,264	$(210)	$(3,695)	$3,077

Balance at September 30, 2009	$4,703	$3,291	$(75)	$(3,701)	$4,218
Net income (loss)	–	153	–	(3)	150	$150
Other comprehensive income
Net unrealized gain on future cash flow hedges			68		68	68
Reclassification to earnings from cash flow hedges			(11)		(11)	(11)
Total other comprehensive income						57
Total comprehensive income						$207
Return on Power Facility Appropriation Investment	–	(2)	–	–	(2)
Return of Power Facility Appropriation Investment	(5)	–	–	–	(5)

Balance at December 31, 2009 (unaudited)	$4,698	$3,442	$(18)	$(3,704)	$4,418

The accompanying notes are an integral part of these financial statements.

.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

In response to a proposal by President Franklin D. Roosevelt, in 1933, the U.S. Congress created the Tennessee Valley Authority (“TVA”), a government corporation.  TVA was created among other things, to improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River System and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of nearly nine million people.

TVA also manages the Tennessee River and its tributaries — the United States’s fifth largest river system — to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, and economic development.

The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and related properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to essential stewardship properties do not meet the criteria of an operating segment under the accounting principles generally accepted in the United States of America (“GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Basis of Presentation

TVA prepares its interim financial statements in conformity with GAAP for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for complete financial statements.  Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements, they should be read in conjunction with the audited financial statements for the year ended September 30, 2009, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K for the year ended September 30, 2009 (the “Annual Report”).  In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s critical accounting policies are also discussed in Note 1 in the Annual Report.

Fiscal Year

TVA’s fiscal year ends September 30.  Unless otherwise indicated, years (2010, 2009, etc.) refer to TVA’s fiscal years. References to years that are preceded by “CY” are to calendar years.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during the first quarter of 2010.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for measuring assets and liabilities that currently require fair value measurement.  The guidance also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The guidance establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  In February 2008, FASB issued guidance that delayed the effective date of the fair value accounting changes for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Effective October 1, 2009, TVA adopted these fair value accounting changes for its nonfinancial assets and nonfinancial liabilities.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

In August 2009, FASB issued guidance regarding fair value measurements of liabilities.  The guidance clarifies how the fair value of a liability should be measured when a quoted price in an active market for the identical liability either is or is not available.  Additionally, the guidance clarifies how to consider a restriction when estimating the various measurement techniques results.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA's financial condition, results of operations, or cash flows.

        In September 2009, FASB issued guidance regarding fair value measurements for certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  The guidance allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The guidance also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

Business Combinations.  In December 2007, FASB issued guidance that changes the accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  The guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued additional guidance to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. This guidance became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future business acquisitions.

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

The following accounting standards have been issued, but as of December 31, 2009, were not effective and had not been adopted by TVA.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other variable interest entities (“VIEs”).  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosures related to the transfers.  These changes will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA does not believe adoption of this guidance will materially affect its financial condition, results of operations, or cash flows.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessments of whether the reporting entity is the primary beneficiary.  These changes will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA does not believe adoption of this guidance will materially affect its financial condition, results of operations, or cash flows.

3.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At December 31, 2009	At September 30, 2009

Power receivables billed	$173	$309
Power receivables unbilled	869	940
Total power receivables	1,042	1,249

Other receivables	53	56
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,093	$1,303

4.  Inventories and Other, Net

The table below summarizes the types and amounts of TVA’s inventories and other current assets:

Inventories
	At December 31, 2009	At September 30, 2009

Fuel inventory	$572	$535
Materials and supplies inventory	423	422
Emission allowance inventory	12	12
Allowance for inventory obsolescence	(50)	(50)
Prepaids and other	63	42
Inventories and other, net	$1,020	$961

5. Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets
	At December 31, 2009	At September 30, 2009
Loans and long-term receivables, net	$81	$77
Currency swap assets	41	7
Coal contract derivative assets	78	87
Other long-term assets	5	3
Total other long-term assets	$205	$174

6.  Cost-Based Regulation

       Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  These regulatory assets are included in Deferred nuclear generating units and Other regulatory assets on the December 31, 2009 and September 30, 2009 Balance Sheets.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  These regulatory liabilities are included in Accounts Payable and Accrued liabilities and Regulatory liabilities on the December 31, 2009 Balance Sheets.  Components of Other regulatory assets and regulatory liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities
	At December 31, 2009	At September 30, 2009
Regulatory Assets:
Deferred other post-retirement benefit costs	$293	$298
Deferred pension costs	3,713	3,764
Nuclear decommissioning costs	898	909
Non-nuclear decommissioning costs	366	351
Debt reacquisition costs	191	195
Unrealized losses relating to TVA’s Financial Trading Program	110	85
Unrealized losses on coal contract derivatives	54	70
Unrealized losses on certain swap and swaption contracts	280	498
Environmental cleanup costs - Kingston ash spill	917	933
Deferred outage costs	114	144
Deferred capital lease asset costs	36	40
Subtotal	6,972	7,287
Deferred nuclear generating units	2,249	2,347
Total	$9,221	$9,634

Regulatory Liabilities:
Unrealized gains on coal contract derivatives	$78	$87
Capital lease liabilities	21	26
Unrealized gains relating to TVA’s Financial Trading Program	25	17
Subtotal	124	130
Reserve for future generation	66	67
Accrued tax equivalents	53	81
Fuel cost adjustment liability: short-term	620	822

Total	$863	$1,100

Fuel Cost Adjustment.  The fuel cost adjustment (“FCA”) provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of December 31, 2009, TVA had recognized a short-term regulatory liability of $620 million with no long-term regulatory liability related to the FCA.  This short-term regulatory liability represents excess revenues collected to offset fuel and purchased power costs.  The excess revenue is driven by market commodity prices being lower than those forecasted.  This short-term FCA regulatory liability balance is included in Accounts payable and accrued liabilities on the Balance Sheets at December 31, 2009.

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA rate to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs in the FCA.  The difference between the amounts is included in the deferred account, and starting with the October 1, 2009 billing period, 50 percent of the account has been disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA formula is expected to result in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance at that date from the quarterly FCA formula of approximately $822 million is being liquidated over a nine-month period from October 1, 2009 through June 30, 2010.

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  Nuclear refueling outage and maintenance costs already incurred have historically been deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  In August 2009, the TVA Board approved a change in the accounting for deferred outage costs.  Beginning October 1, 2010, outage costs are no longer deferred as a regulatory asset and are being expensed as incurred.  Previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates.

7.  Kingston Fossil Plant Ash Spill

The Event.  On December 22, 2008, approximately five million cubic yards of water and coal fly ash flowed out of the ash pond at the Kingston Fossil Plant (“Kingston”) onto approximately 300 acres, primarily Watts Bar Reservoir and shoreline property owned by the United States and managed by TVA, but also structurally damaged three homes, interrupted utility service, and blocked a local road.  Fly ash is a coal combustion product of a coal-fired plant.  Kingston used wet ash containment impoundments for fly ash.

TVA is conducting cleanup and recovery efforts in conjunction with federal and state agencies.  Under the May 11, 2009 Administrative Order and Agreement on Consent (“Order and Agreement”) entered into by TVA and the Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with the Tennessee Department of Environment and Conservation (“TDEC”).  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed in 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

Insurance.  TVA has property and excess liability insurance programs in place that may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Although three of the insurers that provide liability insurance have denied coverage, TVA is working with its insurers to provide information, on the event and its cause to determine applicable coverage.  As a result, no estimate for potential insurance recovery has been accrued.

Claims and Litigation.  Fifty-seven lawsuits based on the Kingston ash spill have been filed, and one of these has been voluntarily dismissed.  All of the remaining cases are pending in the United States District Court for the Eastern District of Tennessee.  See Note 16.

Financial Impact.  TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  TVA originally charged this amount to expense in 2009 as follows:  $525 million, $150 million, and $258 million during the three months ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively.  However, due to actions of the TVA Board in August 2009, the amount was reclassified as a regulatory asset during the fourth quarter of 2009 and will be charged to expense as it is collected in future rates over 15 years, beginning October 1, 2009.  TVA has revised the estimated cost of the cleanup over the course of the project consistent with receipt of better information as the remediation work has progressed.

As work progresses and more information is available, TVA will review its estimates and revise them as appropriate.  TVA currently estimates the recovery process will be completed in 2013.  As such, TVA has accrued a portion of the estimate in current liabilities, with the remaining portion shown as a long-term liability on TVA’s December 31, 2009 Balance Sheets.  Costs incurred since the event through December 31, 2009, totaled $316 million, resulting in a remaining estimated liability of $617 million at December 31, 2009.

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

Due to the uncertainty at this time of the final methods of disposal, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The costs related to loading, transport, and disposal of all time critical ash and final disposition of dredge cell closures are the ones most subject to change.  It is not currently known exactly how much ash will need to be removed.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently either not probable, not reasonably estimable, or not appropriately accounted for as part of the estimate accrual: fines or regulatory directives, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during ash removal process, and other costs not meeting the recognition criteria.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.

On January 26, 2010, the owners of the landfill in Perry County, Alabama that is receiving the ash dredged from the Emory River filed for Chapter 11 bankruptcy.  At this time it is unclear whether this filing will cause TVA to incur any additional costs.

8.  Other Long-Term Liabilities

The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At December 31, 2009	At September 30, 2009
Currency swap liabilities	$17	$51
Swaption liability	455	592
Interest rate swap liabilities	206	287
Coal contract derivative liabilities	72	80
Post-retirement and postemployment benefit obligations	3,656	3,678
Other long-term liability obligations	111	117
Total other long-term liabilities	$4,517	$4,805

9.  Asset Retirement Obligations

During the first quarters of 2010 and 2009, TVA’s total asset retirement obligation (“ARO”) liability increased $34 million and $32 million, respectively, due primarily to accretion.  The nuclear accretion of $26 million and $24 million and the non-nuclear accretion of $11 million and $8 million were deferred as regulatory assets.  However, amounts equal to those collected in rates for the funding of the nuclear decommissioning trust (“NDT”) and the asset retirement trust (“ART”) are charged to accretion and depreciation expense.  During the first quarter of 2010, $5 million of nuclear accretion and $9 million of non-nuclear accretion was expensed as these amounts were being collected in rates.  The nuclear ARO liability as of December 31, 2009 was $1,863 million.  The non-nuclear ARO liability as of December 31, 2009 was $854 million.

Reconciliation of Asset Retirement Obligation Liability Three Months Ended December 31
	2009	2008
Balance at beginning of period	$2,683	$2,318

Changes in nuclear estimates to future cash flows	—	–
Non-nuclear additional obligations	—	–
Changes in non-nuclear estimates to future cash flows	(3)	–
	2,680	2,318
Add: ARO accretion
Nuclear accretion	26	24
Non-nuclear accretion	11	8
	37	32

Balance at end of period	$2,717	$2,350

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion at any time.  Debt outstanding at December 31, 2009 and September 30, 2009, including translation losses of $41 million and $30 million, respectively, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At December 31, 2009	At September 30, 2009
Short-term debt
Discount notes (net of discount)	$1,057	$844
Current maturities of long-term debt	8	8
Total short-term debt, net	1,065	852

Long-term debt
Long-term	22,101	22,012
Unamortized discount	(223)	(224)
Total long-term debt, net	21,878	21,788

Total outstanding debt	$22,943	$22,640

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2009, to December 31, 2009.

	Date	Amount	Interest Rate
Issuances:
electronotes®	First Quarter 2010	$82	4.38%

Redemptions/Maturities:
electronotes®	First Quarter 2010	$1	3.24%
2009 Series A	November 2009	2	2.25%
2009 Series B	December 2009	1	3.77%
		$4

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements have been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  TVA did not borrow under the credit facility during 2009 or the three months ended December 31, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each, one of which matures on May 12, 2010, and the other of which matures on November 8, 2010.  The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee fluctuates depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At December 31, 2009 and September 30, 2009, there were $145 million and $103 million, respectively, of letters of credit outstanding under the facilities, and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.

11.  Seven States Power Corporation Obligation

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised Seven States’s option to purchase an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back the Seven States interest in the facility (and the related assets).  TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 30, 2010.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date or may be extended to a later date if alternative arrangements are put in place. In the event of a buy-back, TVA would re-acquire the Seven States interest in the facility and the related assets.  As of February 3, 2010, long-term arrangements were not in place.  TVA, Seven States, and SSSL, however, are discussing alternative arrangements that would extend TVA’s buy-back obligation to a later date even if long-term arrangements are not in place by April 30, 2010.  Because of TVA’s continued ownership interest in the facility as well as the buy-back provisions, the transaction did not qualify as a sale and, accordingly, has been recorded as a leaseback obligation.  As of December 31, 2009, the carrying amount of the obligation was approximately $412 million.

12.  Risk Management Activities and Derivative Transactions

           TVA recognizes certain of its derivative instruments as either assets or liabilities on its Balance Sheets at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether the derivative instrument has been designated and qualifies for hedge accounting treatment and (2) if so, the type of hedge relationship (e.g., cash flow hedge).

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Loss (“OCL”) Three Months Ended December 31		Amount of Exchange (Loss) Gain Reclassified from OCL to Interest Expense Three Months Ended December 31 (a)
			2009	2008	2009	2008

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCL and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$68	$(364)	$(11)	$191
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 13.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended December 31 (a)
			2009	2008
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$—	$—

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—

Coal contract derivatives	To protect against fluctuations in market prices of purchased coal (price risk)	Gains and losses are recorded as regulatory assets or liabilities. They are recognized in fuel and purchased power expense when the related coal is used in production.(b)	—	—

Commodity derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (price risk)	Realized gains and losses are recorded in earnings as fuel and purchased power expense. Unrealized gains and losses are recorded as a regulatory asset/liability.	(50)	(70)

Notes
  (a) All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2009 and 2008.
  (b) Settlement fees associated with early contract termination are recognized in fuel and purchased power expense in the period incurred. Settlement fees with early contract terminations that qualify for regulatory accounting are recorded as regulatory assets.

Mark-to-Market Values of TVA Derivatives
	At December 31, 2009		At September 30, 2009

Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Currency swaps:
£200 million Sterling	$(17)	Other long-term liabilities	$(33)	Other long-term liabilities
£250 million Sterling	36	Other long-term assets	7	Other long-term assets
£150 million Sterling	5	Other long-term assets	(18)	Other long-term liabilities

Derivatives that do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Swaption:
$1.0 billion notional	$(455)	Other long-term liabilities	$(592)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(197)	Other long-term liabilities	(276)	Other long-term liabilities
$42 million notional	(9)	Other long-term liabilities	(11)	Other long-term liabilities
Coal contract derivatives	6	Other long-term assets $78, Other long-term liabilities ($72)	7	Other long-term assets $87, Other long-term liabilities ($80)

Commodity derivatives under Financial Trading Program:
Margin cash account*	14	Inventories and other, net	28	Inventories and other, net
Unrealized losses, net	(85)	Other regulatory assets ($110), Regulatory liabilities $25	(68)	Other regulatory assets ($85), Regulatory liabilities $17

Note
* In accordance with certain credit terms, TVA uses leveraging to trade financial instruments under the Financial Trading Program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Commodity Derivatives Under Financial Trading Program table below.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA has the following currency swaps outstanding as of December 31, 2009:

Currency Swaps Outstanding As of December 31, 2009
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

On October 1, 2007, TVA began using regulatory accounting treatment to defer the mark-to-market gains and losses on these swap and swaption agreements to reflect that the gain or loss is included in the ratemaking formula when these transactions settle.  The values of the swap and swaption agreements and related deferred unrealized gains and losses are recorded on TVA's Balance Sheets with realized gains or losses, if any, recorded on TVA's Statements of Operations.  There were no realized gains or losses for the three months ended December 31, 2009 and 2008.

For the three months ended December 31, 2009 and 2008, the changes in market value resulted in deferred unrealized gains (losses) on the value of interest rate swaps and swaption of $218 million and $(755) million, respectively.  All net deferred unrealized gains (losses) are reclassified as regulatory liabilities (assets) on the Balance Sheets.

Coal Contract Derivatives

TVA enters into certain coal supply contracts that require delivery of fixed quantities of coal (base tons) at fixed prices.  Most of these contracts are not required to be marked to market because (1) they are probable of physical delivery and (2) early net settlement is not probable.  Coal contracts that do not qualify for this exception are marked to market on a quarterly basis as coal contract derivatives.  Additionally, certain coal contracts also contain options that permit TVA to either increase or reduce the amounts of coal delivered within specified guidelines.  Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis as coal contract derivatives.

At December 31, 2009 and September 30, 2009, TVA’s coal contract derivatives had net market values of approximately $6 million and $7 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  TVA will continue to defer all unrealized gains or losses related to these contracts and record only realized gains or losses as fossil fuel expense at the time the coal is used in production.  The $6 million net market value of TVA’s coal contract derivatives at December 31, 2009, also includes a $15 million expected net settlement related to the early termination of a coal supply contract subsequent to December 31, 2009.

	Coal Contract Derivatives
	At December 31, 2009			At September 30, 2009
	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)

Coal Contract Derivatives	12	30 million	$ 6	7	29 million	$ 7

Commodity Derivatives Under Financial Trading Program

           TVA has a Financial Trading Program (“FTP”) under which it can purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s FCA calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies.  The combined transaction limit for the FCA and construction material transactions is $130 million (based on one-day value at risk).  In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above.  Under the FTP, TVA is prohibited from trading financial instruments for speculative purposes.  At December 31, 2009, the only risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil.

Commodity Derivatives Under Financial Trading Program
	At December 31, 2009		At September 30, 2009
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (in mmBtu)

Futures contracts
Fixed positions	—	$(4)	—	$(5)
Open positions at end of period	28,280,000	(27)	30,020,000	(25)
Net position at end of period	28,280,000	(31)	30,020,000	(30)

Swap contracts
Fixed positions	—	(3)	—	(16)
Open positions at end of period	122,850,000	(72)	115,307,500	(36)
Net position at end of period	122,850,000	(75)	115,307,500	(52)

Option contracts open at end of period	1,250,000	(1)	7,300,000	1

Natural gas financial positions at end of period, net	152,380,000	$(107)	152,627,500	$(81)

Fuel oil/crude oil (in barrels)

Futures contracts open at end of period	297,000	$5	398,000	$3

Swap contracts open at end of period	1,609,000	15	1,660,000	7

Option contracts open at end of period	1,035,000	2	1,236,000	3

Fuel oil/crude oil financial positions at end of period, net	2,941,000	$22	3,294,000	$13

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.

Natural Gas

At December 31, 2009, TVA had natural gas hedges with notional volumes equivalent to 152,380,000 (in mmBtu), the market value of which was a net loss of $107 million.  The unrealized loss of $110 million and unrealized gain of $3 million for the quarter ended December 31, 2009, were deferred as a regulatory asset and a regulatory liability, respectively. For the three months ended December 31, 2009, TVA recognized realized losses on natural gas hedges of $55 million, which were recorded as an increase to purchased power expense.

At September 30, 2009, TVA had natural gas hedges with notional volumes equivalent to 152,627,500 (in mmBtu), the market value of which was a net loss of $81 million.  The unrealized loss of $84 million and unrealized gain of $3 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the three months ended December 31, 2008, TVA recognized realized losses on natural gas hedges of $69 million, which were recorded as an increase to purchased power expense.

Fuel Oil/Crude Oil

At December 31, 2009, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 2,941,000 (in barrels), the market value of which was a net gain of $22 million.  The unrealized gain of $22 million for the quarter ended December 31, 2009, was deferred as a regulatory liability.  For the three months ended December 31, 2009, TVA recognized realized gains on fuel oil/crude oil hedges of $5 million, which were recorded as a reduction of fossil fuel expense.

At September 30, 2009, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 3,294,000 (in barrels), the market value of which was a net gain of $13 million. The unrealized loss of $1 million and unrealized gain of $14 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the three months ended December 31, 2008, TVA recognized realized losses on fuel oil/crude oil hedges of less than $1 million, which were recorded as an increase to fossil fuel expense.

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

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, asset retirement obligations, and the supplemental executive retirement plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of December 31, 2009 and September 30, 2009, the fair value of derivative instruments in these trusts was immaterial.

Collateral

TVA’s interest rate swaps, two of its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  These derivative instruments contain provisions which may adjust these thresholds based on the credit rating of TVA’s debt per Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Services, Inc. (“Moody’s”) and TVA’s continued status as a majority-owned U.S. government entity. If these credit risk-related contingent features were triggered, TVA could be required by its counterparties to provide additional collateral on these derivative instruments in net liability positions.

As of December 31, 2009, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $661 million.  TVA’s collateral obligation as of December 31, 2009, under these arrangements was $5 million, for which TVA had posted $145 million under a letter of credit.  The difference between the obligation and the collateral amount is due to the timing of the collateral posting.  In January 2010, TVA reduced the posted letter of credit to $5 million.  These letter of credit postings reduce the available balance in TVA’s two $1.0 billion revolving credit facilities.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.  If the credit risk-related contingent features underlying these agreements were triggered at December 31, 2009, TVA would have been required to post up to $516 million of additional collateral with its counterparties.

Concentration of Credit

Credit risk is the exposure to economic loss that would occur as a result of a counterparty’s nonperformance of its contractual obligations.  Where exposed to credit risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty on an ongoing basis, and employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.  The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Outstanding accounts receivable for the top seven customers at December 31, 2009, were $393 million, or 36 percent of total outstanding accounts receivable, and at September 30, 2009, were $528 million, or 41 percent of total outstanding accounts receivable.

TVA is also exposed to credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of December 31, 2009, the swaption and all of TVA’s currency swaps, interest rates swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was “A2” or higher.  As of December 31, 2009, all of the coal tonnage associated with TVA’s coal contract derivatives was with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was “B2” or higher.  To help ensure a reliable supply of coal, TVA had coal contracts with 19 different suppliers at December 31, 2009.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).

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

Valuation Techniques

There are three main approaches to measuring the fair value of assets and liabilities: (1) the market approach; (2) the income approach; and (3) the cost approach.  The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts of income.  The cost approach is based on the amount that would currently be required to replace an asset.  TVA uses the market approach and the income approach in its fair value measurements.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2008) for companies with a similar credit rating over a time period consistent with the remaining term of the contract as of December 31, 2009.

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  All changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance sheets as of December 31, 2009, and Statements of changes in proprietary capital for the three months ended December 31, 2009.  There has been no impact to the Statements of operations or the Statements of cash flows related to these fair value measurements.

Investments

At December 31, 2009, TVA’s investment funds comprised $1.0 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  TVA holds trading securities in its NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of its nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  TVA has historically funded the annual calculated expense of the SERP.  The NDT and SERP are invested in securities generally designed to achieve a return in line with broad equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are composed of multiple types of investments.  Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trusts (“REITs”), cash securities, and certain derivative instruments are exchange-traded and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, commingled funds, currencies, and most derivative instruments are classified as Level 2 valuations.  These measurements are based on market and income approaches with observable market inputs.  The application of CVAs did not materially affect the fair value of TVA’s investments at December 31, 2009.

Gains and losses on trading securities are recognized in current earnings and are based on average cost.  The gains and losses on the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized gains of $20 million for the three months ended December 31, 2009, and had unrealized losses of $73 million for the three months ended December 31, 2008.  The ART had unrealized gains of less than $1 million for the three months ended December 31, 2009, and had unrealized losses of $1 million for the three months ended December 31, 2008.  The SERP had unrealized gains of $1 million for the three months ended December 31, 2009, and had unrealized losses of $7 million for the three months ended December 31, 2008.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 12 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

The currency swaps are classified as Level 2 valuations and are valued based on income approaches with observable market inputs.  The swaption is classified as a Level 3 valuation and is valued based on an income approach.  The valuation is computed using a broker-provided pricing model utilizing interest and volatility rates.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable.  Therefore, the valuation is derived from an observable volatility measure with adjustments.  The interest rate swaps are classified as Level 2 valuations and are valued based on income approaches.  At December 31, 2009, the application of CVAs resulted in a decrease of $1 million in the fair value of the swaption and interest rate swap liabilities, and a decrease of $2 million in the fair values of the currency swap assets.

Coal Contract Derivatives and Commodity Derivatives Under TVA’s Financial Trading Program

See Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Coal Contract Derivatives and Commodity Derivatives Under Financial Trading Program for a discussion of the nature and purpose of coal contract derivatives and commodity derivatives under TVA’s Financial Trading Program.

Coal Contract Derivatives.  These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term market data from an external pricing specialist, long-term price forecasts developed with the assistance of a third-party valuation service, and other internal estimates.  To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.  The application of CVAs resulted in a decrease of $2 million in the fair value of applicable coal contract derivatives in an asset position at December 31, 2009, and did not materially affect the fair value of applicable coal contract derivatives in a liability position at December 31, 2009.

Commodity Derivatives Under Financial Trading Program.  These contracts are valued based on market approaches which utilize Chicago Mercantile Exchange (“CME”) quoted prices.  Contracts settled on the CME (e.g., futures and options) are classified as Level 1 valuations.  Contracts where nonperformance risk exists outside of the exit price (e.g., swaps and over-the-counter options) are measured with the incorporation of CVAs and are classified as Level 2 valuations.  The application of CVAs did not materially affect the fair value of commodity derivatives under the FTP at December 31, 2009.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	As of December 31, 2009					As of September 30, 2009
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description

Investments:
Equity securities	$84	$1	$—	$—	$85	$83
Debt securities-U.S. government corporations and agencies	106	51	—	—	157	111
Corporate debt securities	—	193	—	—	193	203
Residential mortgage-backed securities	—	17	—	—	17	18
Commercial mortgage-backed securities	—	1	—	—	1	2
Collateralized debt obligations	—	6	—	—	6	6
Commingled funds2:
Equity security commingled funds	—	329	—	—	329	328
Debt security commingled funds	—	182	—	—	182	185
Foreign currency commingled funds	—	11	—	—	11	11
Other commingled funds	—	35	—	—	35	34
Currency swaps	—	41	—	—	41	7
Coal contract derivatives	—	—	78	—	78	87
Commodity derivatives under FTP	7	20	—	(5)	22	17
Total	$197	$887	$78	$(5)	$1,157	$1,092
Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description
Currency swaps	$—	$17	$—	$—	$17	$51
Interest swaps	—	206	—	—	206	287
Swaption	—	—	455	—	455	592
Coal contract derivatives	—	—	72	—	72	80
Commodity derivatives under FTP	29	76	—	(5)	100	63
Total	$29	$299	$527	$(5)	$850	$1,073

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or broker.
(2)  Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date. Commingled funds exclusively composed of one class of security are classified in that category (e.g., equity, debt, or foreign currency securities). Commingled funds comprising multiple classes of securities are classified as “other commingled funds.”

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2009:

Fair Value Measurements Using Significant Unobservable Inputs

	Coal Contract Derivatives	Swaption

Balances at September 30, 2009	$7	$(592)
Unrealized gains (net) deferred as regulatory liabilities	14	137
Unrealized losses related to expected net settlement fees deferred as regulatory assets	(15)	—
Balances at December 31, 2009	$6	$(455)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.

Other Financial Instruments Not Carried at Fair Value

                TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at December 31, 2009 and September 30, 2009, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at December 31, 2009 and September 30, 2009, were as follows:

Estimated Values of Financial Instruments
	At December 31, 2009		At September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$250	$250	$201	$201
Restricted cash and investments	9	9	—	—
Loans and other long-term receivables	81	72	77	68
Short-term debt, net	1,057	1,057	844	844
Long-term debt (including current portion), net	21,886	22,919	21,796	23,757

Because of the short-term maturity of cash and cash equivalents, restricted cash and investments, and short-term debt, net, the carrying amounts of these instruments approximate their fair values.

Fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the date of the respective balance sheets.

Fair values for loans and other long-term receivables are estimated by determining the present value of future cash flows using discount rates equal to the interest rates for similar loans made to borrowers with similar credit ratings and for similar remaining maturities, where applicable.

14.  Other Income (Expense), Net

Other income (expense), net is comprised of the following:

Other Income (Expense), Net For the three months ended December 31

	2009	2008

Interest income	$2	$3
Gains (losses) on investments	1	(13)
External services, net	2	(3)
Miscellaneous	1	4

Total other income (expense), net	$6	$(9)

15.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of certain retirees’ medical coverage, other postemployment benefits such as workers’ compensation, and the SERP.

The following table provides the components of net periodic benefit cost for the plans for the three months ended December 31, 2009 and 2008.

TVA Benefit Plan Three Months Ended December 31
	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Service cost	$25	$22	$3	$2
Interest cost	128	146	9	9
Expected return on plan assets	(132)	(136)	—	—
Amortization of prior service cost (credit)	(6)	9	2	1
Recognized net actuarial loss	51	4	4	2
Net periodic benefit cost as actuarially determined	66	45	18	14
Amount charged (capitalized) due to actions of regulator	7	(21)	—	—
Net periodic benefit cost recognized	$73	$24	$18	$14

During the three months ended December 31, 2009, TVA did not make contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $11 million and $10 million for other benefit costs during the three months ended December 31, 2009 and 2008, respectively.  Net amounts capitalized due to actions of regulator include amounts that have been deemed probable of recovery in future rates.

TVA made a contribution to the defined benefit pension plan on September 24, 2009, of $1.0 billion as an advance on its contributions through 2013.  Currently, TVA does not expect to make additional contributions to this plan in 2010.

16.  Legal Proceedings

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of catastrophic events or otherwise.  These Legal Proceedings include the matters discussed below.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of December 31, 2009.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill.  Fifty-seven lawsuits based on the Kingston ash spill have been filed, and one of these has been voluntarily dismissed.  All of the remaining cases are pending in the United States District Court for the Eastern District of Tennessee.  The lawsuits, four of which are proposed class actions, have been filed by residents, businesses, and property owners in the Kingston area.  The plaintiffs generally allege various causes of action based in tort – including nuisance and strict liability – and inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  With regard to the proposed class actions and certain other suits, TVA has filed several pending motions, including motions to dismiss some or all of the claims.  With regard to the remaining suits, TVA has either filed its answers to the complaints or is currently preparing its responses.  TVA is the sole defendant in all suits but one proposed class action, and the plaintiffs in that case have named several TVA employees as defendants.  TVA has moved to dismiss these employees from the case.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.

In addition, TVA has received substantial other claims from private individuals and companies allegedly affected by the ash spill, and may receive additional claims.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitutes a public nuisance.  North Carolina sought caps on emissions of certain pollutants from TVA’s coal-fired plants that were equivalent to caps on emissions imposed by North Carolina law on North Carolina’s two largest electric utilities.  On January 13, 2009, the court held that emissions from Bull Run Fossil Plant (“Bull Run”), Kingston, and John Sevier Fossil Plant (“John Sevier”), all located in Tennessee, and Widows Creek Fossil Plant (“Widows Creek”), located in Alabama, constitute a public nuisance.  The court declined to order any relief as to the remainder of TVA’s coal-fired plants, holding that their emissions did not significantly impact North Carolina.

The court ordered that:

•	The flue gas scrubbers and selective catalytic reduction systems (“SCRs”) currently operating at Bull Run be properly maintained and operated year round.

•	The scrubbers under construction at Kingston be completed by December 31, 2010, and that Kingston’s scrubbers and SCRs be properly maintained and operated year-round.

•	Scrubbers and SCRs be installed and in operation for all four units at John Sevier by December 31, 2011.

•	TVA complete its plan to modernize the two existing scrubbers at Widows Creek, and install scrubbers and SCRs at Widows Creek Units 1-6 by December 31, 2013.

•	The plants meet specified emission rates and annual tonnage caps for nitrogen oxides (“NOx”) and sulfur dioxide (“SO2”) after the applicable operation dates for the scrubbers.

•	TVA’s Chief Executive Officer make semi-annual reports to the court of TVA’s progress in complying with the order.

 TVA currently estimates that the total cost of taking all of the actions required by the court would be approximately $1.7 billion in 2009 through 2014.  Of this amount, TVA spent $10 million during 2009.  TVA was planning to spend approximately $600 million before the court issued its order.  The $1.1 billion that TVA was not planning to spend before the court issued its order represents the clean air capital costs for Widows Creek Units 1-6 and the costs for accelerating the installation of controls at John Sevier.  While Bull Run, Kingston, and Widows Creek Units 7-8 were named in the court order, the clean air controls required by the order for these units are already complete or near completion; accordingly, the order did not affect the capital costs for these units.  Compliance with the court’s order could also have other cost impacts, including impacts on fuel expense, variable operation and maintenance expense, and fixed operation and maintenance expense, and those costs are under evaluation.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”).

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run.  The trial was completed the week of July 7, 2009.  TVA has installed the control equipment that the plaintiffs seek to require TVA to install in this case, and it is unlikely that an adverse decision will result in substantial additional costs to TVA at Bull Run.  An adverse decision, however, could lead to additional litigation and could cause TVA to install additional emission control systems such as scrubbers and SCRs on units where they are not currently installed, under construction, or planned to be installed.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants (General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville) disposed of hazardous materials at two General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  This action was brought by a group of potentially responsible parties in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of December 31, 2009, the total remediation cost for both sites was expected to exceed $10 million.  A subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involve lead from batteries and polychlorinated biphenyls (“PCBs”) from transformers, but TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  Trial is scheduled to begin on July 12, 2010.

Proceedings Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission (“NRC”) issued an order reinstating the construction permits for Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) asking the court to review the NRC’s decision to reinstate the construction permits.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance of Clean Energy (“SACE”) filed a petition to intervene in the NRC license proceeding, requested a hearing, and raised several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed the petitioners, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  In August 2009, TVA notified the NRC that TVA had put the necessary programs, policies, and procedures in place to warrant transitioning Units 1 and 2 from terminated to deferred status, and asked the NRC to authorize placement of the units in deferred status.  On January 14, 2010, the NRC informed TVA that the NRC’s review and inspections confirmed that Bellefonte Units 1 and 2 are now in deferred plant status under the reinstated construction permits.

Administrative Proceeding Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, BEST, BREDL, and SACE submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The Atomic Safety and Licensing Board (“ASLB”) presiding over the proceeding subsequently denied standing to BEST and accepted four of the 20 contentions submitted by BREDL and SACE.  Although the NRC later dismissed two of these admitted contentions, a hearing on the remaining two contentions will be conducted in the future.  The two remaining contentions involve questions about the estimated costs of the new nuclear plant and the impact of the facility's operations, in particular the plant intake, on aquatic species.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Nuclear Plant (“Watts Bar”) Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  TVA and the NRC staff responded to these contentions in August 2009, arguing that none met the standards for admissibility under the NRC’s regulations.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The two contentions admitted by the ASLB involve questions related to the failure to list and discuss compliance with required permits and aquatic impacts.  The other four petitioners are appealing the Atomic Safety and Licensing Board decision to deny them further opportunity to participate in the proceeding.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal.  The plaintiffs allege that the defendants’ greenhouse gas (“GHG”) emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”).  In October 2009, the Fifth Circuit decided that the plaintiffs have standing to assert their public and private nuisance, trespass, and negligence claims, and that none of these claims present political questions, but also concluded that their unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims must be dismissed for standing reasons.  Accordingly, the Fifth Circuit reversed the district court’s judgment in part, dismissed the plaintiffs’ suit in part, and remanded the case to the district court for further proceedings.  TVA and the other defendants filed a petition seeking a rehearing by the entire Fifth Circuit.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision, holding, among other things, that the claims can be heard by the courts and do not raise political questions.  The Second Circuit remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with the EPA raising objections to the conditions of TVA’s current CAA permit at Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, the EPA agreed that the permit failed to include a proper analysis of NOx for the plant’s three main boilers, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”), and if it is changed, it must be changed by KDAQ.  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  Judicial review of KDAQ’s decision about the permit is a possibility.  The current permit continues to remain in effect.

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

Kingston NPDES Permit Appeal.  The Sierra Club has challenged the National Pollutant Discharge Elimination System (“NPDES”) permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston.  This is the second such challenge nationally.  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic pollutants, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  The Tennessee Department of Environment and Conservation is the defendant in the challenge, which is scheduled to be heard by the Tennessee Water Quality Control Board in March 2010.  The other similar challenge involves an Allegheny Power NPDES permit for its scrubber discharge at a Pennsylvania plant.

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

17.  Subsequent Events

TVA evaluated events subsequent to December 31, 2009 through February 3, 2010, which represents the date the financial statements were filed with the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of TVA.  The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Annual Report”).

Executive Summary

TVA continued to experience significant challenges in the first quarter of 2010.  Persistent economic weakness in the TVA service area contributed to a nearly four percent reduction in power sales as compared to the first quarter of 2009.  TVA expects power sales for 2010 to be below 2009 levels.  Revenues decreased nearly 24 percent in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the overcollection of the fuel cost adjustment (“FCA”) during 2009, which resulted from market commodity prices being lower than forecasted.  The overcollection is being applied against revenues in 2010 in the form of FCA rate decreases.  Lower revenue was mitigated in part by a base rate increase of eight percent that became effective on October 1, 2009.  The rate increase is expected to provide an estimated $800 million of additional revenue for 2010.  Net income for the three months ended December 31, 2009, was $150 million as compared to a net loss of $305 million for the same period in the prior year.  The loss in the first quarter of 2009 included $525 million of expenses related to the ash spill at the Kingston Fossil Plant (“Kingston”) in December 2008, which was subsequently reclassified as a regulatory asset with approval of the TVA Board of Directors (“TVA Board”).

As discussed in the Annual Report and elsewhere in this Quarterly Report, the cleanup and recovery efforts related to the Kingston ash spill and the January 2009 U.S. District Court order requiring TVA to decrease emissions from four of its coal-fired power plants are expected to require significant expenditures by TVA over a short period of time.  TVA also faces large capital requirements to maintain its power system infrastructure and invest in new power assets, including cleaner energy sources such as Unit 2 at Watts Bar Nuclear Plant and several combined cycle facilities.  TVA believes it is likely that laws or regulations will be passed in the near future that will require electric utilities to reduce greenhouse gas (“GHG”) emissions and obtain a specified portion of their power supply from renewable resources.  Operation of some of TVA’s generating plants may not be economical in the future, particularly if new environmental laws or regulations are passed.  TVA is also planning to end the wet storage of fly ash, bottom ash, and gypsum at its coal-fired plants, an effort that will involve significant investment.  Consistent with these expectations, TVA’s capital budget for 2010 includes expenditures for construction of environmental controls, new generation sources, and coal combustion product dry storage facilities.  TVA expects to meet its financial requirements in 2010 with power revenue, cost reductions, and additional borrowing.

TVA has experienced positive developments in 2010 as a result of the weather.  Drought conditions in TVA’s service area began to ease with above normal rainfall pattern at the end of 2009 that continued into the first quarter of 2010.  Rainfall in the eastern Tennessee Valley was 134 percent of normal for the period October 1 to December 31, 2009, while runoff was 224 percent of normal.  As a result, TVA was able to increase lower cost hydroelectric generation by 161 percent, or 3,511 gigawatt hours (“GWh”), in the first quarter of 2010 as compared to the first quarter of 2009.  Fossil generation decreased 30 percent from the first quarter of 2009 to the first quarter of 2010.  The decrease in fossil generation was due to increased use of more economical hydroelectric power and decreased demand during the period.

As a result of a cold wave during the first week of January 2010, TVA set a number of energy demand records.  A new total daily energy demand record of 701 GWh was set on January 8, 2010, and a total weekly energy demand record of 4,633 GWh was set for the seven-day period ended January 10, 2010-- an average demand of 27,577 megawatts (“MW”) for the entire week.  During this period of peak demand, purchased power constituted approximately 19 percent of TVA’s load.  The additional electricity demand that occurred during this period helped TVA catch up to its kWh sales projection.

Average prices for purchased power and natural gas declined by 35 percent and 40 percent, respectively, in the first quarter of 2010 as compared to the same period of 2009.  TVA’s FCA rate declined in October, November, and December 2009 due in part to the higher hydroelectric generation and lower fuel and purchased power costs, which benefited TVA’s customers.  The rate continued to decline during January and February 2010.

Financial market conditions continued to gradually improve during the first quarter of 2010.  Investments in TVA’s nuclear decommissioning trust, asset retirement trust, and pension funds all experienced gains during the first quarter of 2010.

The Nuclear Regulatory Commission (“NRC”) announced on January 14, 2009, that it approved TVA’s request to change the status of the unfinished Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 to deferred status.  Restoring deferred plant status does not mean construction will begin at Bellefonte.  Other evaluations are in progress, including evaluations regarding engineering and construction scope, cost, and schedule; environmental impacts; and power-supply needs.  The TVA Board will consider the results from these evaluations while making a final determination regarding plant construction.

Challenges During 2010

Kingston Ash Spill

TVA continues cleanup and recovery efforts related to the Kingston ash spill in conjunction with federal and state agencies.  Under the May 11, 2009, Administrative Order and Agreement on Consent (“Order and Agreement”) entered into by TVA and the Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with the Tennessee Department of Environment and Conservation (“TDEC”).  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed in 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  With the approval of the TVA Board in August 2009, the amount was reclassified as a regulatory asset during the fourth quarter of 2009 and will be charged to expense as it is collected in future rates over 15 years.  In October 2009, TVA began collecting $16 million per quarter in rates for these costs.  As work progresses and more information is available, TVA may revise the estimated cost of the cleanup, which will impact the regulatory asset and the amount collected in rates in the future.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently not probable, not reasonably estimable, or not appropriately accounted for as part of the estimate accrual: fines or regulatory directives, settlements, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during ash removal process, and other costs not meeting the recognition criteria.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.  See Note 7.

TVA has contracted with laboratories to review various samples collected at the Kingston fly ash release site.  The low volume airborne particulate analyses performed by one of these laboratories were not consistent with a required EPA protocol.  As a result, these analyses performed by the laboratory from September 2009 to mid-January 2010 may be unreliable.  The EPA also noted in a January 25, 2010 memorandum that “[o]ther data collected as part of the overall air monitoring strategy, however, indicate that public health was protected during the time period in question.”

Case Brought by North Carolina Alleging Public Nuisance

TVA is involved in a lawsuit filed by the State of North Carolina in connection with emissions from TVA’s coal-fired power plants.  TVA already has made capital expenditures to decrease emissions from some of the facilities, but the U.S. District Court for Eastern District of North Carolina has ordered significant additional investments and compliance in a time frame that is shorter than TVA had originally planned.  TVA’s current estimate of costs to comply with the court order is $1.7 billion, of which $1.1 billion would be for previously unplanned investment.  Management is evaluating alternatives which could change these amounts in the future.  TVA has appealed the court’s decision.

Coal Combustion Product Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s coal combustion product (“CCP”) facilities.  The first phase of the evaluation involved a detailed inspection of all CCP facilities, a detailed documentation review, and a determination of any immediate actions necessary to reduce risks.  The second phase of the evaluation, which is ongoing, includes geotechnical explorations, stability analysis, studies, and risk mitigation steps such as performance monitoring, designing repairs, developing planning documents, obtaining permits, and implementing the lessons learned from the Kingston ash spill at TVA’s other CCP facilities.  As a part of this effort, an ongoing monitoring program with third-party oversight is being implemented, and TVA employees are receiving additional training in dam safety and monitoring.

TVA is converting its wet fly ash, bottom ash, and gypsum facilities to dry collection facilities and remediating or eliminating the CCP facilities that were classified as “High” risk during the preliminary reassessment.  The classifications, such as “High,” do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life or significant economic or environmental damage could occur in the event of a failure. The expected cost of the CCP work is between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Browns Ferry Nuclear Plant

On January 20, 2010, the NRC issued a fire protection inspection report for TVA’s Browns Ferry Nuclear Plant.  The report identified three apparent violations related to Browns Ferry’s fire protection program of greater than very low safety significance.  Two of the apparent violations primarily had to do with a failure to ensure that some cables associated with equipment required for safe shutdown, and maintain a safe shutdown condition, were not adequately protected in the event of fire as specified in the NRC’s regulations.  The third apparent violation involved an inappropriate revision to Browns Ferry’s post fire safe shutdown-related instructions could have delayed a proper response to a fire event.

The NRC determined that none of the apparent violations presented an immediate safety concern because TVA has implemented compensatory measures to protect the plant in the event of a fire while longer-term corrective actions are being implemented.  TVA plans to meet with the NRC during the second quarter of 2010 and discuss its perspective on the facts and assumptions used by NRC to arrive at the findings, as well as their significance, before NRC makes any final determination.  Afterwards, the NRC could issue notices of violation, and, in addition to the cost of the corrective actions,  TVA could be subject to increased inspections from the NRC.

Seven States Power Corporation Obligation

Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back the Seven States interest in the facility.  TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 30, 2010. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date or may be extended to a later date if alternative arrangements are put in place. In the event of a buy-back, TVA would re-acquire the Seven States interest in the facility and the related assets. As of February 3, 2010, long-term arrangements are not in place. TVA, Seven States, and SSSL, however, are discussing alternative arrangements that would extend TVA’s buy-back obligation, which was $412 million as of December 31, 2009, to a later date even if long-term arrangements are not in place by April 30, 2010.

Organization Effectiveness Initiative

Following the Kingston ash spill, the TVA Board directed management to develop a plan to improve TVA’s control systems, operating standards, and corporate culture.  TVA has embarked on an agency-wide organization effectiveness initiative to transform TVA into a more effective and accountable operation.  Organizational design changes were made in the first quarter of 2010 and further changes are expected as implementation of the initiative continues.  Management expects that the initiative will result in a more effective operating structure and potential cost savings for TVA in the future.

Renewable and Clean Energy

In accordance with TVA’s 2008 Environmental Policy, TVA is working towards obtaining 50 percent of its power supply from clean or renewable sources by 2020.  TVA defines its clean energy portfolio as energy that has a zero or near-zero carbon dioxide (“CO2”) emission rate, such as nuclear, and renewables such as energy production that is sustainable and often naturally replenished.

In October 2009, TVA entered into two 20-year contracts for the purchase of up to 450 MW of renewable wind energy from wind farms located in North Dakota and South Dakota.  Power under these contracts is scheduled to be delivered beginning in CY 2012.  In November 2009, TVA entered into two additional 20-year contracts for the purchase of renewable wind energy.  The two contracts are expected to provide a total of up to 350 MW from wind projects located in Illinois, both beginning in January 2012.  In December 2009, TVA entered into two more 20-year contracts for the purchase of renewable wind energy.  One of these contracts will provide up to 165 MW of wind energy from a wind project in Kansas, beginning as early as January 2012.  The other contract is for the delivery of up to 300 MW from Illinois, starting in mid-2010. Construction is scheduled or under way on all of these projects.  With the execution of these contracts, TVA now has up to an additional 1,265 MW of wind power under contract.  Power delivery is subject to applicable environmental requirements and firm transmission paths being secured.

Liquidity and Capital Resources

Sources of Liquidity

TVA uses various sources of liquidity to meet short-term cash needs and contingencies.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  TVA’s current liabilities exceed current assets because accounts payable significantly exceed accounts receivable and because TVA uses short-term debt to fund short-term cash needs and scheduled maturities of long-term debt.  The majority of TVA’s balance of cash on hand is typically invested in short-term investments.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

Despite volatility in financial markets in 2008 and 2009, TVA has not experienced difficulty in issuing short-term discount notes, or in refunding maturing debt.  Credit market conditions have improved in recent periods.  However, disruptions in the short-term discount note credit markets have the potential to impact TVA because TVA uses short-term discount notes to meet working capital needs.  TVA experienced strong demand for its short-term discount notes during the quarter ended December 31, 2009, and was able to issue short-term discount notes at competitive rates. TVA expects continued demand for its short-term discount notes.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.0 billion with a national bank, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  Certain sources of liquidity are discussed below.

Issuance of Debt. TVA issues power bonds with maturities of one to 50 years, primarily to refinance previously-issued power bonds as they mature.  During the quarter ended December 31, 2009, TVA issued $82 million of electronotes® with an interest rate of 4.375 percent.  See Note 10 for more information related to TVA’s debt activities.

Credit Facility Agreements.  Pursuant to the TVA Act, TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  TVA did not borrow under the facility during the first quarter of 2010, and there were no outstanding borrowings under the facility at December 31, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each.  These credit facilities will mature on May 12, 2010, and November 8, 2010.  The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At December 31, 2009, there were $145 million of letters of credit outstanding under the facilities, and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.  See Note 10 — Short-Term Debt.

Call Monetization Transactions. From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  As a result of an inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional).  At December 31, 2009, the value of the swaption was such that TVA had posted a $145 million letter of credit for benefit for the counterparty.

Summary Cash Flows. A summary of cash flow components for the three months ended December 31, 2009 and 2008, follows:

Summary Cash Flows For the Three Months Ended December 31
	2009	2008
Cash provided by (used in):
Operating activities	$441	$769
Investing activities	(663)	(1,062)
Financing activities	271	233
Net change in cash and cash equivalents	$49	$(60)

Operating Activities.  Net cash flows from operating activities decreased $328 million to $441 million from $769 million for the three months ended December 31, 2009 and 2008, respectively.  This decrease resulted primarily from a decrease in operating revenues primarily due to FCA rate decreases.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities decreased $399 million to $663 million from $1.1 billion for the three months ended December 31, 2009 and 2008, respectively.  The decrease primarily reflects the absence of collateral posted by TVA with a counterparty during the first quarter of 2009 pursuant to the terms of a swap agreement and a $42 million decrease in expenditures for the enrichment and fabrication of nuclear fuel related to the normal year-to-year variability resulting from the timing of refueling outages at the nuclear plants.  The decrease was partially offset by a $113 million increase in capital investments.

Financing Activities.  Net cash flows provided by financing activities increased $38 million to $271 million from $233 million for the three months ended December 31, 2009 and 2008, respectively.  The increase was primarily due to an increase in issuances of electronotes® of $43 million in the first quarter of 2010 compared with the same quarter of the prior year.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2009, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2010	1	2011	2012	2013	2014	Thereafter	Total

Debt2	$1,061		$1,008	$1,523	$2,308	$32	$17,193	$23,125
Interest payments relating to debt	877		1,230	1,201	1,057	972	17,213	22,550
Lease obligations
Capital	454		54	6	—	—	3	517
Non-cancelable operating	42		43	37	33	29	195	379
Purchase obligations
Power	210		272	257	203	197	6,195	7,334
Fuel	1,770		1,561	1,018	928	802	1,765	7,844
Other	43		54	46	20	18	230	411
Expenditures for emission control commitments3	438		378	455	325	109	—	1,705
Litigation settlement	—		3	3	3	3	—	12
Environmental cleanup costs-Kingston ash spill	252		260	59	46	—	—	617
Payments on other financings	84		94	98	99	100	816	1,291
Payments to U.S. Treasury
Return of Power Facility Appropriation Investment	20		20	20	20	10	—	90
Return on Power Facility Appropriation Investment	9		21	22	21	19	253	345
Total	$5,260		$4,998	$4,745	$5,063	$2,291	$43,863	$66,220

Notes
(1) Period January 1 – September 30, 2010
(2) Does not include noncash items of foreign currency valuation loss of $41 million and net discount on sale of Bonds of $223 million.
(3) Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance.  Management is evaluating alternatives which could change these amounts in the future.  See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2010	2011	2012	2013	2014	Thereafter	Total
Energy Prepayment Obligations	$79	$105	$105	$102	$100	$410	$901
N Note P Period January 1 – September 30, 2010

Results of Operations

Sales of Electricity

The following table compares TVA’s electricity sales statistics for the three months ended December 31, 2009 and 2008:

Sales of Electricity
For the three months ended December 31 (millions of kWh)

	2009	2008	Percent Change

Municipalities and cooperatives	31,390	32,574	(3.6%)
Industries directly served	8,484	8,947	(5.2%)
Federal agencies and other	496	541	(8.3%)
Total sales of electricity	40,370	42,062	(4.0%)

Heating degree days (normal 1,311)	1,343	1,389	(3.3%)
Cooling degree days (normal 64)	20	71	(71.8%)
Combined degree days (normal 1,375)	1,363	1,460	(6.6%)

The 1.2 billion kilowatt-hour (“kWh”) decrease in sales to Municipalities and cooperatives was primarily due to a decrease in sales to the commercial and industrial customers of TVA’s distributors predominantly attributable to the economic downturn.  Several of these end-use customers experienced less demand during the year ended September 30, 2009, as a result of layoffs, decreased production, and, in certain cases, the shutdown of facilities.  This trend continued during the three months ended December 31, 2009.  The downturn in the economy is also the primary reason for the 463 million kilowatt-hour decrease in sales to Industries directly served.

The 45 million kilowatt-hour decrease in sales to Federal agencies and other was due to an 18 million kilowatt-hour decrease in sales to directly served federal agencies and a 27 million kilowatt-hour decrease in off-system sales.

Financial Results

The following table compares operating results for the three months ended December 31, 2009 and 2008:

Summary Statements of Operations For the Three Months Ended December 31
	2009	2008

Operating revenues	$2,349	$3,077
Operating expenses	(1,878)	(3,042)
Operating income	471	35
Other income (expense), net	6	(9)
Interest expense, net	(327)	(331)
Net income (loss)	$150	$(305)

Operating Revenues.  Operating revenues for the three months ended December 31, 2009 and 2008, consisted of the following:

Operating Revenues For the Three Months Ended December 31

	2009	2008	Percent Change

Sales of Electricity
Municipalities and cooperatives	$1,945	$2,569	(24.3%)
Industries directly served	348	442	(21.3%)
Federal agencies and other	27	38	(28.9%)
Other revenues	29	28	3.6%
Total	$2,349	$3,077	(23.7%)

Operating revenues decreased $728 million, or 23.7 percent, for the three months ended December 31, 2009, compared to the same period in 2008 due to the following:

Three Month Change

Base rate changes	$165
FCA rate changes	(799)
Volume	(93)
Off system sales	(2)
Other revenues	1
Total	$(728)

A quarterly FCA increase of 17 percent became effective on October 1, 2008.  This FCA increase was followed by quarterly FCA reductions of 6 percent, 7 percent, and 4 percent, respectively, on January 1, 2009, April 1, 2009, and July 1, 2009, respectively.  In addition, in its August 20, 2009 meeting, the TVA Board approved a revision to the FCA formula so that adjustments would be made on a monthly rather than quarterly basis.  TVA reduced its FCA for the billing months beginning October 1, 2009, November 1, 2009, and December 1, 2009, by 11 percent, 1.5 percent, and 5.5 percent, respectively, on the average firm wholesale rate.  The FCA reductions are primarily due to higher than expected hydroelectric generation, lower than expected sales, and lower fuel costs.

Significant items contributing to the $728 million decrease in operating revenues included:

•
A $624 million decrease in revenues from Municipalities and cooperatives primarily due to the FCA rate decreases, which reduced revenues by $701 million, and a decline in sales volume of 3.6 percent, which reduced revenues an additional $73 million.  These decreases were partially offset by an increase in average base rates of 7.7 percent due to base rate increases effective October 1, 2009, which provided $150 million in revenues.

•
A $94 million decrease in revenues from Industries directly served primarily due to FCA rate decreases, which reduced revenues by $89 million, and a decline in sales volume of 5.2 percent, which reduced revenues an additional $19 million.  These decreases were partially offset by an increase in average base rates of 4.1 percent, which provided $14 million in revenues.

•
An $11 million decrease in revenues from Federal agencies and other as a result of a $9 million decrease in revenues from federal agencies directly served primarily due to the FCA rate decreases and decreased sales volume of 3.8 percent and a decrease in off-system sales of $2 million due to decreased volume.

Operating Expenses. Operating expenses for the three months ended December 31, 2009 and 2008, consisted of the following:

Operating Expenses For the Three Months Ended December 31
	2009	2008	Percent Change

Fuel and purchased power	$608	$1,383	(56.0%)
Operating and maintenance	754	590	27.8%
Depreciation, amortization, and accretion	411	396	3.8%
Tax equivalents	105	148	(29.1%)
Environmental cleanup costs-Kingston ash spill	-	525	N/A
Total operating expenses	$1,878	$3,042	(38.3%)

Operating expenses decreased $1.2 billion for the three months ended December 31, 2009, compared to the same period in 2008.  A significant driver for the decrease in operating expenses is related to the Environmental cleanup cost – Kingston ash spill expenses of $525 million recognized for the three months ended December 31, 2008, not present in the three months ended December 31, 2009.  During the first three quarters of 2009, estimates of costs to clean up the site were recorded as expense.  During August 2009, the TVA Board approved the recovery of Kingston ash spill costs in future rates, and the amount previously expensed was reclassified as a regulatory asset to be amortized over a period of 15 years.  See Note 7.  Other significant drivers for the change in operating expenses are described below:

Fuel and purchased power expense decreased $775 million due to:

•
A $588 million decrease in fuel and purchased power expense related to the FCA mechanism.  This decrease was primarily the result of amortization to expense of previously over-collected fuel and purchased power costs as part of the FCA.  During the three months ended December 31, 2009, TVA refunded these fuel costs through the FCA in the form of FCA rate decreases.

•
A $144 million decrease in fuel expense resulting primarily from a decrease in net thermal generation of 18.9 percent, which reduced fuel expense by $169 million.  The decrease in net thermal generation was due to lower electricity sales and an increase in conventional hydroelectric generation of 3.5 billion kWh, or 161 percent.  This was partially offset by a slight increase in the aggregate fuel cost per kilowatt-hour net thermal generation, which resulted in an increase of $25 million in fuel expense.  The higher fuel cost was primarily due to higher prices for coal and was partially offset by lower prices for natural gas.

•
A $43 million decrease in purchased power expense comprised primarily of a decrease in the average price of purchased power of 35.2 percent for the three months ended December 31, 2009, compared to the same period in 2008, which reduced expense by $110 million. In addition, net realized losses related to natural gas derivatives were $14 million lower for the three months ended December 31, 2009, compared to the same period in 2008.  These decreases were partially offset by an increase in purchased power volume of 35.2 percent, which increased purchased power expense by $81 million.

Operating and maintenance expense increased $164 million primarily due to a $69 million increase in operating and maintenance expense at nuclear plants due in part to a change in TVA’s accounting for nuclear refueling outages.  Historically, nuclear refueling outage and maintenance costs were deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  Beginning in 2010, outage costs are no longer deferred as a regulatory asset and are expensed as incurred, although previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates.  Pension and postretirement benefit expense increased $54 million primarily due to recent asset losses combined with a reduction in the assumed discount rate used to estimate the pension and postretirement liabilities.  TVA recognized $16 million in expense due to amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset, and this expense was not present for the three months ended December 31, 2008.  Additionally, TVA experienced increased costs of $7 million to support energy efficiency and demand response initiatives and $6 million due to on-going studies related to future uses of the Bellefonte Nuclear Plant.

Depreciation, amortization, and accretion expense increased $15 million primarily attributable to an increase in net plant additions.

Tax equivalents expense decreased $43 million.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and decreased for the three months ended December 31, 2009, since the FCA revenues for the quarter were lower than the FCA revenues for the three months ended December 31, 2008.

Other Income (Expense), Net.  The $15 million change in Other income (expense), net resulted primarily from a slight gain in the first quarter of 2010 on TVA’s supplemental executive retirement plan (“SERP”) assets and restricted investments related to the collateral held by TVA compared to a loss on these investments in the first quarter of 2009.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2009 and 2008, consisted of the following:

Interest Expense For the Three Months Ended December 31
	2009	2008	Percent Change

Interest on debt and leaseback obligations	$336	$334	0.6%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(14)	(8)	75.0%
Net interest expense	$327	$331	(1.2%)

	(percent)
	2009	2008	Percent Change
Interest rates (average)
Long-term	5.95	5.95	0.0. %
Discount notes	0.04	0.75	(94.7)%
Blended	5.74	5.48	4.7%

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”), TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s critical accounting policies are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates and Note 1 in the Annual Report.

Changes in Ratemaking Impacting Accounting

Fuel Cost Adjustment

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA rate to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs in the FCA.  The difference between the amounts is included in the deferred account and starting with the October 1, 2009 billing period, 50 percent of the account has been disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA formula will result in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance from the quarterly FCA of approximately $822 million is being liquidated over a nine-month period from October 1, 2009 through June 30, 2010.

Fair Value Measurements

Investments

TVA’s investments classified as trading consist of amounts held in the nuclear decommissioning trust, the asset retirement trust, and the SERP.  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  TVA's investments are primarily U.S. equities, international equities, real estate investment trusts (“REITs”), fixed income investments, high-yield fixed income investments, U.S. Treasury inflation-protected securities, commodities, currencies, derivative instruments, and other investments.  Commingled funds are used to gain exposure to certain investments.  TVA has classified all of these trading securities as either Level 1 or Level 2 valuations.  The application of credit valuation adjustments (“CVAs”) did not materially affect the fair values of TVA’s investments at December 31, 2009.  See Note 13 for a discussion of valuation levels.

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

Derivatives

TVA is currently a party to the following types of derivatives:

•	Currency swaps
•	Swaption
•	Interest rate swaps
•	Coal contract derivatives
•	Commodity derivatives under the Financial Trading Program (“FTP”) (swaps, futures, options on futures, and other financial instruments)

Commodity derivatives under the FTP are classified as Level 1 and Level 2 valuations.  Currency swaps and interest rate swaps are classified as Level 2 valuations.  The swaption and coal contract derivatives are classified as Level 3 valuations.

Currency Swaps, Swaption, and Interest Rate Swaps.  TVA has three currency swaps, one swaption, and three “fixed for floating” interest rate swaps.  The rate curves and interest rates affecting the fair value of the currency swaps and interest rate swaps are based on observable data.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable.  Therefore, the valuation is derived from an observable volatility measure with adjustments.  At December 31, 2009, the application of CVAs resulted in a decrease of $1 million in the fair value of the swaption and interest rate swap liabilities, and a decrease of $2 million in the fair values of the currency swap assets.

Coal Contract Derivatives.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products, or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs resulted in a decrease of $2 million in the fair values of coal contract derivatives in an asset position at December 31, 2009.

Commodity Derivatives under the Financial Trading Program.  TVA uses quoted Chicago Mercantile Exchange (“CME”) prices in its determination of the fair value of these contracts.  These are primarily natural gas futures, fuel oil futures, crude oil futures, and natural gas option contracts.  Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas, fuel oil, and crude oil swap contracts.  The application of CVAs did not materially affect the fair value of these assets and liabilities at December 31, 2009.

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

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., CME, Moody’s).  In some cases, where market data is not readily available, TVA uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

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

Nonperformance Risk.  In determining the potential impact of nonperformance risk, which includes credit risk, TVA considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements.  TVA is counterparty to currency swaps, a swaption, interest rate swaps, coal contract derivatives, commodity derivatives, and other derivatives which subject TVA to nonperformance risk.  Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  At December 31, 2009, the aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $4 million and $1 million, respectively.

Collateral.  TVA’s interest rate swaps, two of its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold. See Note 12 — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA’s derivative liabilities.

Level 3 Information.  Unrealized losses (gains) on contracts classified as Level 3 valuations are included in regulatory assets (liabilities) until the contracts are settled.  TVA experienced unrealized gains on coal contract derivatives due to increases in coal market prices during the three months ended December 31, 2009.  TVA also experienced unrealized gains on the swaption liability due to increases in interest rates during the three months ended December 31, 2009.  Unrealized gains on these instruments did not have a material effect on TVA’s financial condition, results of operations, or cash flows.  TVA recognized an unrealized loss of $15 million related to the anticipated termination of coal supply contracts during the three months ended December 31, 2009.  There were no realized gains (losses) during the three months ended December 31, 2009.  At December 31, 2009, Level 3 valuations represented 7 percent of total assets measured at fair value and 62 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

        The following accounting standards and interpretations became effective for TVA during the first quarter of 2010.

Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance for measuring assets and liabilities that currently require fair value measurement.  The guidance also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  The guidance establishes a fair value hierarchy that prioritizes the information used to develop measurement assumptions.  In February 2008, FASB issued guidance that delayed the effective date of the fair value accounting changes for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Effective October 1, 2009, TVA adopted these fair value accounting changes for its nonfinancial assets and nonfinancial liabilities.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

In August 2009, FASB issued guidance regarding fair value measurements of liabilities.  The guidance clarifies how the fair value of a liability should be measured when a quoted price in an active market for the identical liability either is or is not available.  Additionally, the guidance clarifies how to consider a restriction when estimating the fair value of a liability and the appropriate level within the fair value disclosure hierarchy in which the various measurement techniques result.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

                In September 2009, FASB issued guidance regarding fair value measurements for certain alternative investments, such as interests in hedge funds, private equity funds, real estate funds, venture capital funds, offshore fund vehicles, and funds of funds.  The guidance allows reporting entities to use net asset value per share to estimate the fair value of these investments as a practical expedient.  The guidance also requires disclosures by major category of investment about the attributes of the investments, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investees.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows.

Business Combinations.  In December 2007, FASB issued guidance that changes the accounting for business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  The guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination.  In April 2009, FASB issued additional guidance to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. This guidance became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future business acquisitions.

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of  financial position as a separate component of equity.  The guidance also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attributions of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA's financial condition, results of operations, or cash flows but will impact the accounting for any future notcontrolling interests.

The following accounting standards have been issued, but as of December 31, 2009, were not effective and had not been adopted by TVA.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other variable interest entities (“VIEs”).  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosures related to the transfers.  These changes will become effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  TVA does not believe adoption of this guidance will materially affect its financial condition, results of operations, or cash flows.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessments of whether the reporting entity is the primary beneficiary.  These changes will become effective for TVA on October 1, 2010, and will apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  TVA does not believe adoption of this guidance will materially affect its financial condition, results of operations, or cash flows.

Corporate Governance

William B. Sansom’s term as a member of the TVA Board ended December 24, 2009, with the end of the first session of the 111th Congress.  Although President Obama nominated Mr. Sansom on December 4, 2009, to a second term on the TVA Board, the Senate has not yet considered the nomination.  If the Senate confirms Mr. Sansom’s nomination, Mr. Sansom’s second term on the TVA Board will expire in May 2014.

On December 1, 2009, TVA announced a reorganization of its executive managerial structure, effective as of January 4, 2010.  As part of this reorganization, Kimberly S. Greene left her position as TVA’s Chief Financial Officer and Executive Vice President, Financial Services in order to assume the newly created position of TVA Group President.  As Group President, Ms. Greene is responsible for, among other things, strategy, planning, customer service, government relations, communications, environmental operations, commercial activities, and renewable energy.  John M. Hoskins, who is TVA’s Senior Vice President and Treasurer, also began serving as Interim Chief Financial Officer on January 4, 2010.

Legislative and Regulatory Matters

Proposed Legislation and Regulation

In an effort to address GHG and climate change issues, on November 5, 2009, the Senate Environment and Public Works Committee ordered S.1733, the Clean Energy Jobs and American Power Act, to be reported to the Senate.  This bill is expected to be further revised before being considered by the Senate as a whole.

For a discussion of additional legislation and regulation, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Matters in the Annual Report.

TVA cannot accurately predict whether the initiatives discussed above and in the Annual Report will become law in the future and, if so, in what form and what their impact would be on TVA.  Moreover, given the nature of the legislative process, it is possible that new legislation or a change to existing legislation that has a significant impact on TVA’s activities could become law with little or no advance notice.  As a federal entity, TVA’s ownership structure or mission could be changed by legislation.  For a discussion of the potential impact of legislation and regulation on TVA, see Item 1A, Risk Factors in the Annual Report.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.

Air Quality Control Developments

Nitrogen Oxides.  Utility emissions of nitrogen oxides (“NOx”) continue to be regulated under state programs to achieve and maintain the EPA’s National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program.  On March 12, 2008, the EPA issued final rules adopting new, more stringent NAAQS for ozone.  The EPA lowered the primary standard, created to protect public health with an adequate margin of safety, from 0.084 parts per million (“ppm”) to 0.075 ppm.  The EPA also promulgated a new secondary standard, mainly created to protect vegetation.  The form and level of the secondary standard are the same as the primary standard.

On January 6, 2010, EPA announced a proposed revision to the NAAQS for ozone.  The 8-hour primary ozone standard is to be set within a range of 0.060-0.070 ppm.  EPA is proposing to establish a distinct cumulative, seasonal “secondary” standard, within the range of 7-15 ppm-hours.  EPA is expected to issue a final rule by August 31, 2010.  In January 2011, states will have to recommend to the EPA those counties proposed to be designated as “non-attainment” counties under the new standards, and in August 2011, the EPA is expected to finalize attainment designations. States must submit plans to the EPA no later than December 2013 that demonstrate attainment with the standard. Areas must reach attainment by deadlines that vary (CY 2014 to CY 2031) depending on the severity of the ozone problem. Based on CY 2005 to CY 2007 monitoring data, virtually all of the larger cities in the Tennessee Valley area and their associated Metropolitan Statistical Areas, as well as those rural counties where ozone monitors are present, will likely be designated as non-attainment areas under the new standard.

Fine Particulates.  On October 8, 2009, the EPA made final designations of areas throughout the U.S. as "non-attainment" and “unclassifiable/attainment" for the 24-hour NAAQS for fine particulates with a size of up to 2.5 micrometers (“PM2.5”).  One hundred twenty counties or parts of counties were designated as non-attainment based on the recommendations provided by states and tribes, as well as additional supporting information provided by states, tribes, and the public.  In the Tennessee Valley region, Anderson, Blount, Knox, and Loudon Counties in Tennessee, and a portion of Roane County, also in Tennessee, were designated as non-attainment.  TVA operates coal-fired power plants in Anderson and Roane Counties.  State and local governments will be required to take steps to control fine particulate pollution in these non-attainment areas.  Those steps may include stricter controls on industrial facilities, including TVA’s power plants, and additional planning requirements for transportation-related sources.  States must submit their plans to the EPA within three years after the EPA makes final designations.  Areas are required to attain the standard no later than five years after the effective date of the designations.  The EPA may grant attainment date extensions for up to five additional years in areas with more severe PM2.5 problems as well as in areas where emissions control measures are not available or feasible.

Sulfur Dioxide.  In December 2009, TVA completed construction of the first of two flue gas scrubbers at Kingston.  This control system removes more than 90 percent of sulfur dioxide emissions from four of the nine units at the plant, and is one of the actions required by the court in its decision in the lawsuit brought by the State of North Carolina against TVA.  See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

Greenhouse Gases.  On December 15, 2009, the EPA published two final findings regarding GHGs under section 202(a) of the Clean Air Act (“CAA”): (1) an endangerment finding that current and projected atmospheric concentrations of six key GHGs — carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride — threaten the public health and welfare of current and future generations, and (2) a cause or contribute finding that the combined emissions of these GHGs from new motor vehicles and new motor vehicle engines contribute to the GHG pollution which threatens public health and welfare.  These findings do not themselves impose any requirements on industry or other entities, including TVA.  However, related EPA actions are expected to trigger other sections of the CAA, and these other actions are expected to result in GHG emission requirements affecting industry, including TVA.

On October 27, 2009, the EPA published a proposed rule requiring large industrial facilities that emit at least 25,000 tons of GHGs per year to obtain construction and operating permits covering these emissions.  Once finalized, this rule would be expected to require newly constructed or modified industrial facilities, including power plants, to demonstrate the use of best available control technologies and energy efficiency measures to minimize GHG emissions.  The potential costs of this rulemaking to TVA are not known at this time.

Water Quality Control Developments

As reported above, TVA completed construction and began testing of a flue gas scrubber at Kingston.  In preparation for the scrubber startup, TVA applied for and was granted a Clean Water Act permit by TDEC to discharge wastewaters from the scrubber into the Clinch River on October 16, 2009.  On November 12, 2009, several environmental groups jointly appealed the Kingston permit to the Tennessee Water Quality Control Board.  Given the uncertainty over the outcome of the appeal, the impacts of this appeal are uncertain at this time.

Coal-Combustion Wastes

The EPA has announced that it plans to propose new regulations for the management of coal combustion wastes, and the regulations are expected to be finalized in late 2010. In anticipation of more stringent regulations requiring the installation of caps and liners at existing and new CCP landfills and in order to convert its CCP handling systems from wet to dry systems, TVA currently estimates that the expected cost of the CCP work will be between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.  This table excludes items already recognized on the Balance Sheets at December 31, 2009.

TVA Air, Water, and Waste Quality Estimated Required Environmental Expenditures1 As of December 31, 2009
	Estimated Timetable	Total Estimated Expenditures

North Carolina lawsuit2	2009-2014	$1,705
Site environmental remediation costs3	2008+	20
Coal combustion products remediation4	2010-2020	1,500
In-process CAIR projects5	2005-2017	800
Hazardous Air Pollutant regulation6		TBD*
Clean Water Act Requirements7	2015-2020	TBD*

Total		$4,025

Notes
(1) Includes mercury, but does not include other currently unregulated hazardous air pollutants or greenhouse gases.
(2) As a result of the North Carolina lawsuit seeking caps on emissions of certain pollutants from TVA’s coal-fired plants, TVA has estimated the total costs of taking all actions required by the court. TVA is currently determining how to comply with the court’s final ruling. See Note 16 - Case Brought by North Carolina Alleging Public Nuisance.
(3) Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(4) Includes closure of impoundments, construction of lined landfills, and construction of dewatering systems.
(5) TVA is continuing construction of its in-process emission control projects. Additional compliance plans for TVA to meet the requirements of a revised rule will be determined upon finalization of the rule.
(6) Compliance plans to meet the requirements of a revised or new implementing rule will be determined upon finalization of the rule.
(7) Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act and the EPA’s decision to revise the steam electric effluent guidelines will be determined upon finalization of the rules.
* TBD – to be determined as regulations become final

Reportable Events

Widows Creek Gypsum Pond.  TVA and Alabama Department of Environmental Management agreed to finalize the Consent Order issued on April 3, 2009, and the order was signed on October 13, 2009.

        Ocoee Hydro Plant.  TVA continues to work with TDEC to address the issues identified in the Director's Order dated January 12, 2009.  Subsequent to the close of the recreation season on the upper Ocoee River, in conjunction with TDEC, TVA planned and conducted a test drawdown on November 305, 2009, designed to identify optimum operating conditions and best management practices to limit sediment transport downstream during future drawdown operations.  Based on the results of the tests, TVA has proposed  best management practices to TDEC and continues to work with TDEC on the development of an operating policy for Ocoee No. 3.

       For a discussion of additional environmental matters affecting TVA, see Item 1, Business - Environmental Matters in the Annual Report.

Legal

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have risen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of December 31, 2009.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s financial condition, results of operations, and cash flows could be materially adversely affected.

For a discussion of certain current Legal Proceedings involving TVA, see Note 16, which discussion is incorporated by reference into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and Vice President and Controller), evaluated the effectiveness of TVA disclosure and controls procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and the Vice President and Controller), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed  to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and the Vice President and Controller), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, TVA is party to or otherwise involved in Legal Proceedings that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA’s financial condition, results of operations, and cash flows.

For a discussion of certain current Legal Proceedings involving TVA, see Note 16, which discussion is incorporated by reference into this Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*
Amendment Dated as of November 9, 2009, to Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2009, File No. 000-52313)

10.2
Overview of Compensation Arrangements for Preston D. Swafford Effective as of October 27, 2009  (Incorporated by reference to Exhibit 10.37 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.3
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Interim Chief Financial Officer

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

Date: February 3, 2009                                                                      TENNESSEE VALLEY AUTHORITY
(Registrant)

By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John M. Hoskins
John M. Hoskins
Interim Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*
Amendment Dated as of November 9, 2009, to Fall Maturity Credit Agreement Dated as of March 26, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on November 13, 2009, File No. 000-52313)

10.2
Overview of Compensation Arrangements for Preston D. Swafford Effective as of October 27, 2009  (Incorporated by reference to Exhibit 10.37 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.3
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Interim Chief Financial Officer

* Certain schedule(s) and/or exhibit(s) have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.