Form 10-Q
period 2010-03-31
Tennessee Valley Authority
filed 2010-04-30
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
The following terms or acronyms frequently used in this Form 10-Q are defined below:

Term or Acronym	Definition
ASLB	Atomic Safety and Licensing Board
ART	Asset retirement trust
ARO	Asset retirement obligation
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MtM	Mark-to-market
MW	Megawatt
Moody’s	Moody’s Investors Service, Inc.
mmBtu	Million British thermal unit(s)
NDT	Nuclear decommissioning trust
NEPA	National Environmental Policy Act
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PCB	Polychlorinated biphenyls
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCR	Selective catalytic reduction systems
SERP	Supplemental executive retirement plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
S&P	Standard & Poor’s Rating Services
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment and Conservation

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

•	Fines, penalties, and settlements associated with the Kingston ash spill;
•	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
•	Significant changes in demand for electricity;
•	Loss of customers;
•	The continued operation, performance, or failure of TVA’s generation, transmission, and related assets, including facilities such as coal combustion product (“CCP”) facilities;
•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental regulations affecting TVA’s fuel suppliers or shippers;

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

•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates, currency exchange rates, and inflation rates;
•	Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Changes in the market for TVA’s debt, changes in TVA’s credit rating, or limitations on TVA’s ability to borrow money;
•	Changes in the economy and volatility in financial markets;
•	Inability to eliminate identified deficiencies in TVA’s systems, standards, controls, and corporate culture;
•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Changes in accounting standards including any change that would eliminate TVA’s ability to use regulatory accounting;
•	Problems attracting and retaining a qualified workforce;
•	Changes in technology;
•	Differences between estimates of revenues and expenses and actual revenues and expenses; and
•	Unforeseeable events.

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

Notes

References to “Notes” are to the Notes to Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Property

TVA does not own real property.  TVA acquires real property in the name of the United States and such real property is entrusted to TVA as the agent of the United States to accomplish the purposes of the TVA Act.  TVA does acquire personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA’s personal property, any statement in this Quarterly Report referring to TVA property shall be read as referring to the real property of the United States which has been entrusted to TVA as its agent.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports, are available on TVA's web site, free of charge, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.  In addition, the public may read and copy any reports or other information that TVA files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF OPERATIONS (Unaudited)
 (in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,218	$2,509	$4,163	$5,078
Industries directly served	347	362	695	804
Federal agencies and other	25	32	52	70
Other revenue	32	30	61	58
Total operating revenues	2,622	2,933	4,971	6,010

Operating expenses
Fuel and purchased power	605	1,232	1,213	2,615
Operating and maintenance	756	586	1,510	1,176
Depreciation, amortization, and accretion	413	398	824	794
Tax equivalents	101	137	206	285
Environmental cleanup costs — Kingston ash spill	—	150	—	675
Total operating expenses	1,875	2,503	3,753	5,545

Operating income	747	430	1,218	465

Other income (expense), net	8	20	14	11

Interest expense
Interest on debt and leaseback obligations	337	321	673	655
Amortization of debt discount, issue, and reacquisition costs, net	5	5	10	10
Allowance for funds used during construction and nuclear fuel expenditures	(17)	(9)	(31)	(17)
Net interest expense	325	317	652	648

Net income (loss)	$430	$133	$580	$(172)
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

ASSETS
	March 31	September 30
	2010	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$202	$201
Accounts receivable, net	1,150	1,303
Inventories and other, net	1,047	961
Total current assets	2,399	2,465

Property, plant, and equipment
Completed plant	41,485	41,286
Less accumulated depreciation	(18,675)	(18,086)
Net completed plant	22,810	23,200
Construction in progress	3,278	2,600
Nuclear fuel and capital leases	1,080	961
Total property, plant, and equipment, net	27,168	26,761

Investment funds	1,053	983

Regulatory and other long-term assets
Deferred nuclear generating units	2,151	2,347
Other regulatory assets	6,985	7,287
Subtotal	9,136	9,634
Other long-term assets	153	174
Total regulatory and other long-term assets	9,289	9,808

Total assets	$39,909	$40,017

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,528	$2,108
Environmental cleanup costs - Kingston ash spill	275	348
Accrued interest	419	401
Current portion of leaseback obligations	66	463
Current portion of energy prepayment obligations	105	105
Short-term debt, net	1,147	844
Current maturities of long-term debt	1,008	8
Total current liabilities	4,548	4,277

Long-term liabilities
Other long-term liabilities	4,534	4,805
Regulatory liabilities	79	130
Environmental cleanup costs - Kingston ash spill	242	354
Asset retirement obligations	2,753	2,683
Leaseback obligations	1,303	940
Energy prepayment obligations	770	822
Total long-term liabilities	9,681	9,734

Long-term debt, net	20,827	21,788

Total liabilities	35,056	35,799

Proprietary capital
Appropriation investment	4,693	4,703
Retained earnings	3,871	3,291
Accumulated other comprehensive loss	(5)	(75)
Accumulated net expense of nonpower programs	(3,706)	(3,701)
Total proprietary capital	4,853	4,218

Total liabilities and proprietary capital	$39,909	$40,017

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended March 31
(in millions)

	2010	2009

Cash flows from operating activities
Net income (loss)	$580	$(172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and accretion	834	804
Nuclear refueling outage amortization	58	60
Amortization of nuclear fuel	116	103
Non-cash retirement benefit expense	177	70
Prepayment credits applied to revenue	(53)	(52)
Fuel cost adjustment deferral	(642)	678
Environmental cleanup costs - Kingston ash spill – non-cash	31	598
Changes in current assets and liabilities
Accounts receivable, net	165	182
Inventories and other, net	(115)	(295)
Accounts payable and accrued liabilities	(245)	92
Accrued interest	18	(30)
Refueling outage costs	—	(44)
Other, net	5	(4)
Net cash provided by operating activities	929	1,990

Cash flows from investing activities
Construction expenditures	(1,005)	(859)
Nuclear fuel expenditures	(235)	(302)
Change in restricted cash and investments	—	(17)
Change in collateral funds	—	(260)
Purchases of investments, net	5	4
Loans and other receivables
Advances	(22)	(4)
Repayments	10	5
Other, net	3	—
Net cash used in investing activities	(1,244)	(1,433)

Cash flows from financing activities
Long-term debt
Issues	116	619
Redemptions and repurchases	(29)	(2,558)
Short-term issues, net	303	1,436
Payments on leases and leaseback financing	(57)	(27)
Financing costs, net	(3)	(7)
Payments to U.S. Treasury	(15)	(5)
Other	1	(17)
Net cash provided by (used in) financing activities	316	(559)

Net change in cash and cash equivalents	1	(2)
Cash and cash equivalents at beginning of period	201	213

Cash and cash equivalents at end of period	$202	$211

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended March 31, 2010 and 2009
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Accumulated Net Expense Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at December 31, 2008 (Unaudited)	$4,718	$2,264	$(210)	$(3,695)	$3,077
Net income (loss)	—	136	—	(3)	133	$133
Other comprehensive income
Net unrealized gain on future cash flow hedges	—	—	41	—	41	41
Reclassification to earnings from cash flow hedges	—	—	15	—	15	15
Total other comprehensive income						56
Total comprehensive income						$189
Return on Power Facility Appropriation Investment	—	(4)	—	—	(4)
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)
Balance at March 31, 2009 (Unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257

Balance at December 31, 2009 (Unaudited)	$4,698	$3,442	$(18)	$(3,704)	$4,418
Net income (loss)	—	432	—	(2)	430	$430
Other comprehensive income
Net unrealized loss on future cash flow hedges	—	—	(46)	—	(46)	(46)
Reclassification to earnings from cash flow hedges	—	—	59	—	59	59
Total other comprehensive income						13
Total comprehensive income						$443
Return on Power Facility Appropriation Investment	—	(3)	—	—	(3)
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)
Balance at March 31, 2010 (Unaudited)	$4,693	$3,871	$(5)	$(3,706)	$4,853
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the six months ended March 31, 2010 and 2009
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Accumulated Net Expense Stewardship Programs	Total	Comprehensive Income (Loss)
Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net income (loss)	—	(168)	—	(4)	(172)	$(172)
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	(323)	—	(323)	(323)
Reclassification to earnings from cash flow hedges	—	—	206	—	206	206
Total other comprehensive income (loss)						(117)
Total comprehensive loss						$(289)
Return on Power Facility Appropriation Investment	—	(7)	—	—	(7)
Return of Power Facility Appropriation Investment	(10)	—	—	—	(10)
Balance at March 31, 2009 (Unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257

Balance at September 30, 2009	$4,703	$3,291	$(75)	$(3,701)	$4,218
Net income (loss)	—	585	—	(5)	580	$580
Other comprehensive income (loss)
Net unrealized gain on future cash flow hedges	—	—	21	—	21	21
Reclassification to earnings from cash flow hedges	—	—	49	—	49	49
Total other comprehensive income (loss)						70
Total comprehensive income (loss)						$650
Return on Power Facility Appropriation Investment	—	(5)	—	—	(5)
Return of Power Facility Appropriation Investment	(10)	—	—	—	(10)
Balance at March 31, 2010 (Unaudited)	$4,693	$3,871	$(5)	$(3,706)	$4,853
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

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million.

TVA also manages the Tennessee River and its tributaries — the United States’s fifth largest river system — to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages land, shoreline and tributaries to provide recreational opportunities, adequate water supply, improved water quality, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies who have jurisdiction and authority over certain aspects of the river system.

The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and related properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  These activities related to essential stewardship properties do not meet the criteria of an operating segment under the accounting principles generally accepted in the United States of America (“GAAP”).  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s critical accounting policies are also discussed in Note 1 of the Notes to the Financial Statements contained in the Annual Report.

Fiscal Year

TVA’s fiscal year ends September 30.  Unless otherwise indicated, years (2010, 2009, etc.) refer to TVA’s fiscal years. References to years that are preceded by “CY” are to calendar years.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2010.

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

The following accounting standards have been issued, but as of March 31, 2010, were not effective and had not been adopted by TVA.

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

3.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At March 31, 2010	At September 30, 2009

Power receivables billed	$251	$309
Power receivables unbilled	858	940
Total power receivables	1,109	1,249

Other receivables	42	56
Allowance for uncollectible accounts	(1)	(2)
Net accounts receivable	$1,150	$1,303

4.  Inventories and Other, Net

The table below summarizes the types and amounts of TVA’s inventories and other current assets:

Inventories and Other, Net
	At March 31, 2010	At September 30, 2009

Fuel inventory	$592	$535
Materials and supplies inventory	441	422
Emission allowance inventory	12	12
Allowance for inventory obsolescence	(52)	(50)
Inventories, net	993	919
Prepaids and other	54	42
Inventories and other, net	$1,047	$961

5. Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:
Other Long-Term Assets
	At March 31, 2010	At September 30, 2009
Loans and long-term receivables, net	$89	$77
Currency swap assets	16	7
Coal contract derivative assets	43	87
Other long-term assets	5	3
Total other long-term assets	$153	$174

6.  Cost-Based Regulation

Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  These regulatory assets are included in Deferred nuclear generating units and Other regulatory assets on the March 31, 2010, and September 30, 2009 Balance Sheets.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  These regulatory liabilities are included in Accounts payable and accrued liabilities and Regulatory liabilities on the March 31, 2010, and September 30, 2009 Balance Sheets.  Components of Other regulatory assets and Regulatory liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities
	At March 31, 2010	At September 30, 2009
Regulatory Assets:
Deferred other post-retirement benefit costs	$287	$298
Deferred pension costs	3,661	3,764
Nuclear decommissioning costs	884	909
Non-nuclear decommissioning costs	379	351
Debt reacquisition costs	185	195
Unrealized losses relating to TVA’s Financial Trading Program	243	85
Unrealized losses on coal contract derivatives	40	70
Unrealized losses on certain swap and swaption contracts	284	498
Environmental cleanup costs - Kingston ash spill	902	933
Deferred outage costs	87	144
Other	33	40
Subtotal	6,985	7,287
Deferred nuclear generating units	2,151	2,347
Total	$9,136	$9,634

Regulatory Liabilities:
Unrealized gains on coal contract derivatives	$43	$87
Capital lease liabilities	16	26
Unrealized gains relating to TVA’s Financial Trading Program	20	17
Subtotal	79	130
Reserve for future generation	65	67
Accrued tax equivalents	19	81
Fuel cost adjustment liability: short-term	180	822

Total	$343	$1,100

Fuel Cost Adjustment.  The fuel cost adjustment (“FCA”) provides a mechanism to regularly increase or decrease rates to reflect changing fuel and purchased power costs.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  As of March 31, 2010, TVA had recognized a short-term regulatory liability of $180 million with no long-term regulatory liability related to the FCA.  This short-term regulatory liability represents excess revenue collected to offset fuel and purchased power costs.  The excess revenue results from market prices for fuel-related commodities being lower than those forecasted.  This short-term FCA regulatory liability balance is included in Accounts payable and accrued liabilities on the Balance Sheet at March 31, 2010.

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA rate to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs in the FCA.  The difference between the amounts is included in the deferred account, and starting with the October 1, 2009 billing period, 50 percent of the account has been disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA formula is expected to result in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance at that date of approximately $822 million is being liquidated over a nine-month period from October 1, 2009, through June 30, 2010.

Deferred Outage Costs.  TVA’s investment in the fuel used in its nuclear units is being amortized and accounted for as a component of fuel expense.  Nuclear refueling outage and maintenance costs already incurred have historically been deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  In August 2009, the TVA Board approved a change in the accounting for deferred outage costs.  Beginning October 1, 2009, outage costs are no longer deferred as a regulatory asset and are being expensed as incurred.  Previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates.

7.  Kingston Fossil Plant Ash Spill

The Event.  On December 22, 2008, approximately five million cubic yards of water and coal fly ash flowed out of the ash pond at the Kingston Fossil Plant (“Kingston”) onto approximately 300 acres, primarily into the Emory River channel portion of the Watts Bar Reservoir and onto shoreline property owned by the United States and managed by TVA, but also structurally damaged three homes, interrupted utility service, and blocked a road.  Fly ash is a coal combustion product of a coal-fired plant.  Kingston used wet ash containment impoundments for fly ash.

TVA is conducting cleanup and recovery efforts in conjunction with federal and state agencies.  Under the May 11, 2009 Administrative Order and Agreement on Consent (“Order and Agreement”) entered into by TVA and the Environmental Protection Agency (“EPA”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with the Tennessee Department of Environment and Conservation (“TDEC”).  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed during the third quarter of 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

On March 5, 2010, the EPA issued a memorandum that concluded that TVA’s dredging operations should be conducted in a manner that seeks to maximize ash removal while simultaneously minimizing disturbance to native sediments in the river.  Accordingly, some residual ash will remain in the Emory River.

Insurance.  TVA has property and excess liability insurance programs in place that may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Three of the insurers that provide liability insurance have denied coverage.  TVA is providing information to the insurers about the event and its cause.  TVA is discussing with the insurers why TVA believes the policies provide coverage and its estimates of covered costs.  No estimate for potential insurance recovery has been accrued.

Claims and Litigation.  Fifty-seven lawsuits based on the Kingston ash spill have been filed, and two of these have been voluntarily dismissed.  All of the remaining cases are pending in the United States District Court for the Eastern District of Tennessee.  See Note 16— Legal Proceedings Related to Kingston Ash Pond Spill.

Financial Impact.  TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  TVA originally charged this amount to expense in 2009 as follows:  $525 million, $150 million, and $258 million during the three months ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively.  However, due to actions of the TVA Board in August 2009, $933 million was reclassified as a regulatory asset during the fourth quarter of 2009 and is being charged to expense as it is collected in future rates over 15 years, beginning October 1, 2009.  TVA has reevaluated the estimated cost of the cleanup over the course of the project consistent with receipt of better information as the remediation work has progressed.

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA currently estimates the recovery process will be completed in 2013.  As such, TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s Balance Sheets.  Costs incurred since the event through March 31, 2010, totaled $416 million, of which $100 million and $185 million were incurred during the three and six months ended March 31, 2010, respectively.  The remaining estimated liability at March 31, 2010, was $517 million.

The $933 million estimate currently includes, among other things, a reasonable estimate of costs related to ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the cleanup.  If the actual amount of ash removed is more or less than the estimate, the expense could change significantly as this affects the largest cost components of the estimate.  The cost of the removal of the ash is in large part dependent on the final disposal plan, which is still in development by TVA and regulatory authorities.

Because of the uncertainty at this time of the amount of ash to be removed and the final methods of disposal, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The costs related to loading, transport, and disposal of all time critical ash and final disposition of dredge cell closures are the ones most subject to change.  The range of estimated costs varies from approximately $933 million to approximately $1.2 billion.

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

On January 26, 2010, the owners of the landfill in Perry County, Alabama, that is receiving the ash dredged from the Emory River filed a voluntary proceeding under Chapter 11 of the U.S. Bankruptcy Code.  At this time it is unclear whether this filing will cause TVA to incur any additional costs.

8.  Other Long-Term Liabilities

The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At March 31, 2010	At September 30, 2009
Currency swap liabilities	$39	$51
Swaption liability	448	592
Interest rate swap liabilities	216	287
Coal contract derivative liabilities	43	80
Post-retirement and postemployment benefit obligations	3,697	3,678
Other long-term liability obligations	91	117
Total other long-term liabilities	$4,534	$4,805

9.  Asset Retirement Obligations

During the second quarters of 2010 and 2009, TVA's total asset retirement obligation (“ARO”) liability increased due primarily to accretion.  The nuclear and non-nuclear accretion were deferred as regulatory assets. During the three and six months ended March 31, 2010, $14 million and $27 million, respectively, of the related regulatory assets were amortized into expense since these amounts were collected in rates.  The nuclear ARO liability as of March 31, 2010, was $1,888 million.  The non-nuclear ARO liability as of March 31, 2010, was $865 million.

Reconciliation of Asset Retirement Obligation Liability
	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009

Balance at beginning of period	$2,717	$2,350	$2,683	$2,318

Changes in nuclear estimates to future cash flows	–	–	–	–
Non-nuclear additional obligations	–	–	(3)	–
	2,717	2,350	2,680	2,318

Add ARO accretion:
Nuclear accretion	26	24	52	48
Non-nuclear accretion	10	8	21	16
	36	32	73	64

Balance at end of period	$2,753	$2,382	$2,753	$2,382

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  Debt outstanding at March 31, 2010, and September 30, 2009, including translation gains of $18 million and losses of $30 million, respectively, related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At March 31, 2010	At September 30, 2009
Short-term debt
Discount notes (net of discount)	$1,147	$844
Current maturities of long-term debt	1,008	8
Total short-term debt, net	2,155	852

Long-term debt
Long-term debt	21,051	22,012
Unamortized discount	(224)	(224)
Total long-term debt, net	20,827	21,788

Total outstanding debt	$22,982	$22,640

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2009, to March 31, 2010.

	Date	Amount	Interest Rate
Issuances:
electronotes®	First Quarter 2010	$82	4.38%
	Second Quarter 2010	34	4.11%
		$116
Redemptions/Maturities:
electronotes®	First Quarter 2010	$1	3.24%
	Second Quarter 2010	25	4.50%
2009 Series A	November 2009	2	2.25%
2009 Series B	December 2009	1	3.77%
		$29

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the credit facility at March 31, 2010, and September 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each, one of which matures on May 12, 2010, and the other of which matures on November 8, 2010.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee fluctuates depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At March 31, 2010, and September 30, 2009, there were $29 million and $103 million, respectively, of letters of credit outstanding under the facilities, and there were no outstanding borrowings.

11.  Seven States Power Corporation Obligation

Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back the Seven States interest in the facility.  TVA would have bought back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, were not in place by April 30, 2010.  TVA’s buy-back obligation would have terminated if such long-term arrangements were in place by that date.  In the event of a buy-back, TVA would re-acquire the Seven States interest in the facility and the related assets.

On April 22, 2010, TVA and Seven States through its subsidiary, SSSL, amended the joint ownership agreement, lease agreement and buy-back arrangements to extend the term of the interim arrangements by approximately three years, until April 23, 2013.  The other material terms and conditions of the agreements were not changed and remain in full force and effect.  As a result of the extension of the interim arrangements, the leaseback obligation is presented on TVA’s Balance Sheets in accordance with the terms of the new agreement.  As of March 31, 2010, the carrying amount of the obligation was approximately $416 million.

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

  Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market (Loss) Gain Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended March 31		Amount of Mark-to-Market (Loss) Gain Recognized in OCI Six Months Ended March 31 (a)
			2010	2009	2010	2009

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$ (46)	$ 41	$ 21	$ (323)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain Reclassified from OCI to Interest Expense Three Months Ended March 31 (a)		Amount of Exchange Gain Reclassified from OCI to Interest Expense Six Months Ended March 31 (a)
	2010	2009	2010	2009

Currency swaps	$ 59	$ 15	$ 49	$ 206
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 13.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31 (a)		Amount of Gain (Loss) Recognized in Income on Derivatives Six Months Ended March 31 (a)
			2010	2009	2010	2009
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—	—	—

Coal contract derivatives	To protect against fluctuations in market prices of purchased coal (price risk)	Gains and losses are recorded as regulatory assets or liabilities. They are recognized in fuel and purchased power expense when the related coal is used in production.(b)	—	—	—	—

Commodity derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (price risk)	Realized gains and losses are recorded in earnings as fuel and purchased power expense. Unrealized gains and losses are recorded as a regulatory asset/liability.	(22)	(89)	(71)	(159)

Notes
(a) All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2010, and 2009.
(b) Settlement fees associated with early contract termination are recognized in fuel and purchased power expense in the period incurred.  Settlement fees with early contract terminations that qualify for regulatory accounting are recorded as regulatory assets.

Mark-to-Market Values of TVA Derivatives
	At March 31, 2010		At September 30, 2009

Derivatives that Receive Hedge Accounting Treatment:

	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Currency swaps:
£200 million Sterling	$(35)	Other long-term liabilities	$(33)	Other long-term liabilities
£250 million Sterling	16	Other long-term assets	7	Other long-term assets
£150 million Sterling	(4)	Other long-term liabilities	(18)	Other long-term liabilities

Derivatives that do Not Receive Hedge Accounting Treatment:

	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Swaption:
$1.0 billion notional	$(448)	Other long-term liabilities	$(592)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(207)	Other long-term liabilities	(276)	Other long-term liabilities
$42 million notional	(9)	Other long-term liabilities	(11)	Other long-term liabilities
Coal contract derivatives	—	Other long-term assets $43, Other long-term liabilities ($43)	7	Other long-term assets $87, Other long-term liabilities ($80)

Commodity derivatives under Financial Trading Program:
Margin cash account*	15	Inventories and other, net	28	Inventories and other, net
Unrealized losses, net	(223)	Other regulatory assets ($243), Regulatory liabilities $20	(68)	Other regulatory assets ($85), Regulatory liabilities $17

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

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA has the following currency swaps outstanding as of March 31, 2010:

Currency Swaps Outstanding As of March 31, 2010
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

Derivatives Not Receiving Hedge Accounting Treatment

Swaption and Interest Rate Swaps

TVA has entered into four swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA has monetized.

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

TVA uses regulatory accounting treatment to defer the mark-to-market gains and losses on these swap and swaption agreements and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swap and swaption agreements and related deferred unrealized gains and losses are recorded on TVA’s Balance sheets with realized gains or losses, if any, recorded on TVA’s Statements of operations.  There were no realized gains or losses for the three and six months ended March 31, 2010, and 2009.

For the three and six months ended March 31, 2010, the changes in market value resulted in deferred unrealized (losses) gains on the value of the interest rate swaps and swaption of $(5) million and $214 million, respectively.  For the three and six months ended March 31, 2009, the changes in market value resulted in deferred unrealized gains (losses) on the value of the interest rate swaps and swaption of $206 million and $(549) million, respectively.  All net deferred unrealized gains (losses) are reclassified as regulatory liabilities (assets) on the Balance sheets.

Coal Contract Derivatives

TVA enters into certain coal supply contracts that require delivery of fixed quantities of coal (base tons) at fixed prices.  Most of these contracts are not required to be marked to market because (1) they are probable of physical delivery and (2) early net settlement is not probable.  Coal contracts that do not qualify for this exception are marked to market on a quarterly basis as coal contract derivatives.  Additionally, certain coal contracts contain options that permit TVA to either increase or reduce the amounts of coal delivered within specified guidelines.  Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.  TVA marks to market the value of these contracts on a quarterly basis as coal contract derivatives.

At March 31, 2010, and September 30, 2009, TVA’s coal contract derivatives had net market values of less than $1 million and $7 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  TVA will defer all unrealized gains or losses related to these contracts and record only realized gains or losses as fossil fuel expense at the time the coal is used in production.  The net market value of TVA’s coal contract derivatives at March 31, 2010, also included a $3 million expected net settlement related to early termination of a coal supply contract.  At March 31, 2010, TVA’s coal contract derivatives had terms of up to three years.

Coal Contract Derivatives
	At March 31, 2010			At September 30, 2009
	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)

Coal Contract Derivatives	10	28 million	$—	7	29 million	$7

Commodity Derivatives Under Financial Trading Program

        TVA has a Financial Trading Program (“FTP”) under which it can purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA's exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s FCA calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies.  The combined transaction limit for the FCA and construction material transactions is $130 million (based on one-day value at risk).  In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above.  Under the FTP, TVA is prohibited from trading financial instruments for speculative purposes.

At March 31, 2010, the only risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil.  Futures contracts and option contracts under the FTP had remaining terms of less than two years.  Swap contracts under the FTP had remaining terms of less than four years.

Commodity Derivatives Under Financial Trading Program
	At March 31, 2010		At September 30, 2009
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (mmBtu)

Futures contracts	21,360,000	(48)	30,020,000	(25)
Swap contracts	130,312,500	(182)	115,307,500	(36)
Option contracts	550,000	(1)	7,300,000	1

Natural gas financial positions	152,222,500	$(231)	152,627,500	$(60)

Fuel oil/crude oil (in barrels)

Futures contracts	174,000	$4	398,000	$3
Swap contracts	1,812,000	16	1,660,000	7
Option contracts	750,000	—	1,236,000	3
Fuel oil/crude oil financial positions	2,736,000	$20	3,294,000	$13

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had fixed derivative contracts with market values of $(12) million and $(21) million, at March 31, 2010, and at September 30, 2009, respectively, which were recorded as regulatory assets.

Natural Gas

At March 31, 2010, TVA had natural gas hedges with notional volumes equivalent to 152,222,500 (in mmBtu), the market value of which was a net loss of $231 million.  The net unrealized losses of $131 million and $171 million for the three and six months ended March 31, 2010, respectively, were deferred as a regulatory asset. For the three and six months ended March 31, 2010, TVA recognized realized losses on natural gas hedges of $25 million and $80 million, respectively, which were recorded as increases to purchased power expense.

At September 30, 2009, TVA had natural gas hedges with notional volumes equivalent to 152,627,500 (in mmBtu), the market value of which was a net loss of $60 million.  The unrealized loss of $63 million and unrealized gain of $3 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the three and six months ended March 31, 2009, TVA recognized realized losses on natural gas hedges of $87 million and $157 million, respectively, which were recorded as increases to purchased power expense.

Fuel Oil/Crude Oil

At March 31, 2010, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 2,736,000 (in barrels), the market value of which was a net gain of $20 million.  The net unrealized loss of $2 million and net unrealized gain of $7 million for the three and six months ended March 31, 2010, respectively, were deferred as regulatory liabilities.  For the three and six months ended March 31, 2010, TVA recognized realized gains on fuel oil/crude oil hedges of $3 million and $9 million, respectively, which were recorded as reductions of fossil fuel expense.

At September 30, 2009, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 3,294,000 (in barrels), the market value of which was a net gain of $13 million.  The unrealized loss of $1 million and unrealized gain of $14 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the three and six months ended March 31, 2009, TVA recognized realized losses on fuel oil/crude oil hedges of $2 million and $2 million, respectively, which were recorded as increases to fossil fuel expense.

Other Derivative Instruments

Other Commodity Derivatives

TVA enters into forward contracts that hedge cash flow exposures to market fluctuations in the price and delivery of certain commodities including coal, natural gas, fuel oil, crude oil, electricity, uranium, and construction commodities.  TVA expects to take or make delivery, as appropriate, under certain forward contracts.  Accordingly, these contracts qualify for normal purchases and normal sales accounting and are not required to be marked-to-market each reporting period.

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, AROs, and the supplemental executive retirement plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of March 31, 2010, and September 30, 2009, the fair value of derivative instruments in these trusts was immaterial.

Collateral

TVA’s interest rate swaps, two of its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  These derivative instruments contain provisions which may adjust these thresholds based on the credit rating of TVA’s debt per Standard & Poor’s Rating Service (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”) and TVA’s continued status as a majority-owned U.S. government entity.  If these credit risk-related contingent features were triggered, TVA could be required by its counterparties to provide additional collateral on these derivative instruments in net liability positions.

As of March 31, 2010, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $668 million.  TVA’s collateral obligation as of March 31, 2010, under these arrangements was less than $1 million, for which TVA had posted $29 million under a letter of credit.  The difference between the obligation and the collateral amount is due to the timing of the collateral posting.  Postings under the letter of credit reduce the available balance of TVA’s revolving credit facilities.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.  If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2010, TVA would have been required to post up to $641 million of additional collateral with its counterparties.

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

Credit of Customers

The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Power sales to the United States Enrichment Corporation (“USEC”), TVA’s largest industrial customer directly served, represented six percent and seven percent of TVA’s total operating revenues for the three and six months ended March 31, 2010, respectively.  USEC’s senior unsecured credit ratings are currently ‘CCC’ by S&P’s and ‘Caa2’ by Moody’s.  As a result of its credit ratings, USEC has provided credit assurance to TVA under the terms of its power contract. TVA had concentrations of accounts receivable from seven customers that represented 36 percent and 41 percent of total outstanding accounts receivable at March 31, 2010 and September 30, 2009, respectively.

Credit of Derivative Counterparties

TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and pension fund have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of March 31, 2010, the swaption and all of TVA’s currency swaps, interest rates swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was “A2” or higher.  As of March 31, 2010, all of the coal tonnage associated with TVA’s coal contract derivatives was with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was “B2” or higher.

Credit of Suppliers

If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 19 different suppliers at March 31, 2010.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

As mentioned in Item 1, Business — Current Power Supply — Purchased Power and Other Agreements in the Annual Report, TVA has a power purchase agreement with Choctaw Generation, L.P. (“Choctaw”) that expires on March 31, 2032.  Choctaw’s senior secured credit ratings are currently ‘BB-’ by Standard & Poor’s and ‘Ba3’ by Moody’s.  As a result of its credit ratings, Choctaw has provided credit assurance to TVA per the terms of its agreement.  Additionally, USEC is TVA’s largest supplier of uranium enrichment services.  Any nonperformance or credit default by USEC could result in TVA incurring additional costs.

13.  Fair Value Measurements

Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in TVA’s principal market or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants.  TVA uses market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

         A financial instrument's level within the fair value hierarchy (where Level 3 is the lowest and Level 1 is the highest) is based on the lowest level of input significant to the fair value measurement.

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  All changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance sheet as of March 31, 2010, and Statements of changes in proprietary capital for the three and six months ended March 31, 2010.  There has been no impact to the Statements of operations or the Statements of cash flows related to these fair value measurements.

Investments

At March 31, 2010, TVA’s investment funds were composed of $1.1 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  TVA holds trading securities in its nuclear decommissioning trust (“NDT”), asset retirement trust (“ART”), and SERP.  The NDT holds funds for the ultimate decommissioning of its nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with broad equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers.  Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trust (“REIT”) securities, and cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations.  These measurements are based on market and income approaches with observable market inputs.  Commingled funds contain equity, fixed income, and derivative securities.  All underlying positions in the commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2).  The fair value of commingled funds are based on net asset values (“NAV”) per fund share (the unit of account), derived from the prices of the underlying securities in the funds.  These commingled funds can be liquidated at the measurement date NAV price and are classified as Level 2 valuations.  Required notification periods range from zero to 30 days.  The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.  As of March 31, 2010, TVA did not have any unfunded commitments related to the commingled funds.

        Gains and losses on trading securities are recognized in current earnings and are based on average cost.  The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized gains of $21 million for the three months ended March 31, 2010, and had unrealized losses of $18 million for the three months ended March 31, 2009.  The ART had unrealized gains of less than $1 million for the three months ended March 31, 2010, and had unrealized losses of $1 million for the three months ended March 31, 2009.  The SERP had unrealized gains of $2 million for the three months ended March 31, 2010, and had unrealized losses of $2 million for the three months ended March 31, 2009.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 12 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

The currency swaps and interest rate swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.  The swaption is classified as a Level 3 valuation and is valued based on an income approach.  The valuation is computed using a broker-provided pricing model utilizing interest and volatility rates.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable.  Therefore, the valuation is derived from an observable volatility measure with adjustments.

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

Commodity Derivatives Under Financial Trading Program.  These contracts are valued based on market approaches which utilize Chicago Mercantile Exchange (“CME”) quoted prices and other observable inputs.  Futures and options contracts settled on the CME are classified as Level 1 valuations.  Swap contracts are valued using a pricing model based on CME inputs and are subject to nonperformance risk outside of the exit price.  These contracts are classified as Level 2 valuations.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or the counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2009) for companies with a similar credit rating over a time period consistent with the remaining term of the contract as of March 31, 2010.  The application of CVAs resulted in a $2 million decrease in the fair value of assets measured and a $1 million decrease in the fair value of liabilities.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	As of March 31, 2010					As of September 30, 2009
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description
Investments:
Equity securities	$92	$—	$—	$—	$92	$83
Debt securities-U.S. government corporations and agencies	114	69	—	—	183	111
Corporate debt securities	—	180	—	—	180	203
Residential mortgage-backed securities	—	16	—	—	16	18
Commercial mortgage-backed securities	—	1	—	—	1	2
Collateralized debt obligations	—	6	—	—	6	6
Commingled funds2:
Equity security commingled funds	—	341	—	—	341	328
Debt security commingled funds	—	185	—	—	185	185
Foreign currency commingled funds	—	12	—	—	12	11
Other commingled funds	—	35	—	—	35	34
Total investments	206	845	—	—	1,051	981
Currency swaps	—	16	—	—	16	7
Coal contract derivatives	—	—	43	—	43	87
Commodity derivatives under FTP:
Futures contracts	5	—	—	(1)	4	3
Swap contracts	—	18	—	(2)	16	12
Option contracts	—	—	—	—	—	2
Total commodity derivatives under FTP	5	18	—	(3)	20	17
Total	$211	$879	$43	$(3)	$1,130	$1,092
Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description
Currency swaps	$—	$39	$—	$—	$39	$51
Interest rate swaps	—	216	—	—	216	287
Swaption	—	—	448	—	448	592
Coal contract derivatives	—	—	43	—	43	80
Commodity derivatives under FTP:
Futures contracts	49	—	—	(1)	48	25
Swap contracts	—	184	—	(2)	182	40
Option contracts	1	—	—	—	1	(2)
Total commodity derivatives under FTP	50	184	—	(3)	231	63
Total	$50	$439	$491	$(3)	$977	$1,073

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.
(2)  Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.
Commingled funds exclusively composed of one class of security are classified in that catergory (e.g., equity, debt, or forgeign currency securities).  Commingled funds comprising multiple classes of securities are clasified as “other commingled funds.”

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended March 31, 2010		For the Six Months Ended March 31, 2010
	Coal Contract Derivatives	Swaption	Coal Contract Derivatives	Swaption
Balances at beginning of period	$6	$(455)	$7	$(592)
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(6)	7	(7)	144
Balances at March 31, 2010	$—	$(448)	$—	$(448)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected earnings during the three and six months ended March 31, 2010.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instruments.  The fair market value of the financial instruments held at March 31, 2010, and September 30, 2009, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2010, and September 30, 2009, were as follows:

Estimated Values of Financial Instruments
	At March 31, 2010		At September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$202	$202	$201	$201
Loans and other long-term receivables	89	79	77	68
Short-term debt, net	1,147	1,147	844	844
Long-term debt (including current portion), net	21,835	23,359	21,796	23,757

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

14.  Other Income (Expense), Net

       Other income (expense), net is comprised of the following:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009

Interest income	$1	$2	$3	$5
Gains (losses) on investments	2	(2)	3	(15)
External services	4	8	6	5
Claims settlement	—	4	—	4
Miscellaneous	1	8	2	12

Total other income (expense), net	$8	$20	$14	$11

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

The following table provides the components of net periodic benefit cost for the plans for the three and six months ended March 31, 2010, and 2009.

	TVA Benefit Plan
	Three Months Ended March 31				Six Months Ended March 31
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$ 25	$ 21	$ 3	$ 2	$ 50	$ 43	$ 6	$ 4
Interest cost	128	145	9	9	256	291	18	18
Expected return on plan assets	(132)	(136)	—	—	(264)	(272)	—	—
Amortization of prior service cost (credit)	(6)	9	1	1	(12)	18	3	2
Recognized net actuarial loss	51	4	5	2	102	8	9	4
Net periodic benefit cost as actuarially determined	66	43	18	14	132	88	36	28
Amount charged (capitalized) due to actions of regulator	7	(20)	—	—	14	(41)	—	—
Net periodic benefit cost recognized	$ 73	$ 23	$ 18	$ 14	$146	$ 47	$ 36	$ 28

During the six months ended March 31, 2010, TVA did not make contributions to its pension plans.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $15 million and $13 million for other benefit costs during the six months ended March 31, 2010, and 2009, respectively.  Net amounts capitalized due to actions of the regulator include amounts that have been deemed probable of recovery in future rates.

TVA made a contribution to the defined benefit pension plan on September 24, 2009, of $1.0 billion as an advance on its contributions through 2013.  However, with substantial benefits required to be paid out each year, TVA is unable to determine at this time whether additional contributions will need to be made through 2013.  The plan currently remains underfunded with obligations recognized in the Balance sheets as follows:

Obligations and Funded Status Recognized Amounts
	Pension Benefits		Other Post-retirement Benefits
	March 31, 2010	September 30, 2009	March 31, 2010	September 30, 2009

Regulatory assets	$3,661	$3,764	$287	$298
Accrued liabilities	(5)	(5)	(36)	(35)
Other long-term liabilities	(2,655)	(2,618)	(650)	(630)

Estimated benefit payments under the benefit plans by fiscal year are as follows:

Estimated Future Benefits Payments
	PensionBenefits	Other Post-retirement Benefits
2010	$694	$37
2011	683	41
2012	678	45
2013	678	46
2014	678	48
2015 - 2019	3,394	245

Currently, TVA does not expect to make additional contributions to the defined benefit pension plan in 2010.

16.  Legal Proceedings

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of catastrophic events or otherwise.  These Legal Proceedings include the matters discussed below.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of March 31, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill.  Fifty-seven lawsuits based on the Kingston ash spill have been filed, and two of these have been voluntarily dismissed.  All of the remaining cases are pending in the United States District Court for the Eastern District of Tennessee.  The lawsuits, four of which are proposed class actions, have been filed by residents, businesses, and property owners in the Kingston area.  The plaintiffs generally allege various causes of action based in tort – including nuisance and strict liability – and inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  With regard to the proposed class actions and certain other suits, TVA filed several motions, including motions to dismiss some or all of the claims.  On March 26, 2010, the court issued its decision on these motions.  The court dismissed the claims related to TVA’s decision to build and operate the ash pond, the claims related to TVA’s recovery and remediation activities, and the demands for punitive damages and a jury trial.  The court denied TVA’s motion with regard to claims concerning TVA's use, maintenance, and upkeep of the ash pond, along with the inverse condemnation claims raised by certain of the plaintiffs.

TVA is the sole defendant in all suits but one proposed class action, and the plaintiffs in that case have named several TVA employees as defendants.  On March 24, 2010, the court dismissed these employees from the case.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.  In addition, TVA has received substantial other claims from individuals and companies allegedly affected by the ash spill, and may receive additional claims.

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

TVA had already made capital expenditure commitments to decrease emissions from some of the facilities, but the court ordered significant additional investments and in some instances compliance within a time frame that is shorter than TVA had planned.  Actions required by the court with respect to Kingston and Bull Run were already included in TVA’s clean air plans and installation of equipment is substantially complete.  The additional estimated costs of taking the actions required by the court at John Sevier and Widows Creek would be approximately $1.7 billion from 2010 to 2014.  Management is evaluating alternatives related to these plants which could change this estimate in the future.  Compliance with the court’s order could also have other cost implications, including impacts on fuel expense, variable operation and maintenance expense, and fixed operation and maintenance expense, and those costs are under evaluation.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), and oral argument is scheduled for May 14, 2010.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run.  The trial was completed the week of July 7, 2009, and on March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run were “routine” and therefore did not require NSR permits.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants (General Waste Products, General Electric Company, Indianapolis Power and Light, National Tire and Battery, Old Ben Coal Co., Solar Sources Inc., Whirlpool, White County Coal, PSI, Tell City Electric Department, Frontier Kemper, Speed Queen, Allan Trockman (the former operator of the site), and the City of Evansville) disposed of hazardous materials at two General Waste Products sites in Evansville, Indiana.  TVA was named in the complaint based on allegations that TVA arranged for the disposal of contaminated materials at the sites.  The complaint also includes a claim under state law for the release of hazardous materials.  This action was brought by a group of potentially responsible parties in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of March 31, 2010, the total remediation cost for both sites was expected to exceed $10 million.  A subpoena sent to TVA in 2003 by the owner of the sites reflects that the primary issues involve lead from batteries and polychlorinated biphenyls (“PCBs”) from transformers, but TVA has found no records indicating that it arranged for disposal of these types of hazardous substances at the sites.  Trial is scheduled to begin on July 12, 2010.

Proceedings Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission (“NRC”) issued an order reinstating the construction permits for Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, the Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) asking the court to review the NRC’s decision to reinstate the construction permits.  The petition challenged the NRC’s authority to reinstate the construction permits and alleged that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  On May 6, 2009, the D.C. Circuit granted TVA’s motion to intervene in this proceeding.  On May 8, 2009, BREDL, the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance for Clean Energy (“SACE”) filed a petition to intervene in the NRC construction permit proceeding, raising several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed BREDL, BEST, SACE, TVA, and NRC staff to submit briefs addressing the threshold question of the NRC’s statutory authority to reinstate the construction permits.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On January 7, 2010, the NRC issued a decision holding that the NRC has legal authority to reinstate the construction permits, dismissing the first two contentions submitted by BREDL, BEST, and SACE.  The NRC referred the remainder of the contentions to an Atomic Safety and Licensing Board (“ASLB”) for further proceedings.  On April 2, 2010, the ASLB issued its decision, finding that although BREDL and SACE established standing, they failed to proffer an admissible contention, and the ASLB dismissed their hearing petition.  On April 20, 2010, BREDL and SACE filed a motion for additional time to file an appeal of the ASLB’s April 2, 2010 decision.  TVA intends to oppose the motion.  Barring further action, the decision will become final after the expiration of a 40 day period that began April 2, 2010.

On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging NRC’s compliance with NEPA and the NRC’s authority to reinstate the construction permits.  TVA has moved to intervene in this proceeding as well.

Administrative Proceeding Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, BEST, BREDL, and SACE submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The ASLB presiding over the proceeding subsequently denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions to be litigated by the admitted parties in a future hearing.  No hearing will take place until the NRC issues a final Environmental Impact Statement and Final Safety Evaluation Report for the units, which are not anticipated until the fall of 2011.  The two remaining contentions involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Nuclear Plant (“Watts Bar”) Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  TVA and the NRC staff responded to these contentions in August 2009, arguing that none met the standards for admissibility under the NRC’s regulations.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The other four petitioners appealed to the NRC the ASLB's decision to deny them the opportunity to participate in the proceeding, and on March 26, 2010, the NRC affirmed the ASLB's decision on this matter.  Also, SACE has asked the ASLB to waive the NRC's longstanding regulations establishing that, for the purposes of NEPA, need for power and alternative energy sources issues will not be considered in operating license proceedings.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal.  The plaintiffs allege that the defendants’ greenhouse gas (“GHG”) emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs are seeking monetary damages among other relief.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”).  In October 2009, the Fifth Circuit decided that the plaintiffs have standing to assert their public and private nuisance, trespass, and negligence claims, and that none of these claims present political questions, but also concluded that their unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims must be dismissed for standing reasons.  Accordingly, the Fifth Circuit reversed the district court’s judgment in part, dismissed the plaintiffs’ suit in part, and remanded the case to the district court for further proceedings.  TVA and the other defendants filed a petition seeking a rehearing by the entire Fifth Circuit, which the Fifth Circuit granted, vacating the lower court’s decision.  Oral argument before the entire Fifth Circuit is scheduled for the week of May 24, 2010.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision, holding, among other things, that the claims can be heard by the courts and do not raise political questions.  The Second Circuit remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit.  On March 5, 2010, the Second Circuit denied the petition for a rehearing.  On March 16, 2010, the Second Circuit granted defendants’ motions to stay the mandates in the cases pending the filing of petitions for review by the U.S. Supreme Court.

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

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under section 114 of the CAA requesting extensive information about projects at and the operations of 14 of TVA’s 59 coal-fired units.  These 14 units are located in Alabama, Kentucky, and Tennessee.  TVA has responded to this request.  This request for information is similar to but broader than section 114 requests that other companies have received during the EPA’s NSR enforcement initiative.  TVA cannot predict whether the EPA will consider the maintenance, capital improvement, or other activities at these 14 units to have violated NSR requirements because of the uncertain interpretation of this program and recent court decisions.  If violations are confirmed, TVA could be required to install new pollution control equipment in addition to the modifications that have already been  completed or planned, and TVA could become liable for other payments or penalties.  The EPA's request could be the first step in an administrative proceeding against TVA that could then result in litigation on the courts.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violations ("NOV") from the EPA alleging, among other violations, that TVA failed to properly maintain ductwork at Widows Creek Unit 7.  TVA repaired the ductwork in 2005.  The EPA is discussing a potential monetary sanction against TVA.  Additionally, the EPA may require TVA to give up emission allowances.  On March 5, 2008, TVA and Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  TVA is unable to estimate the amount of potential monetary sanctions from the EPA for which TVA may be liable in connection with the NOV.

Kingston NPDES Permit Appeal.  The Sierra Club has challenged the National Pollutant Discharge Elimination System (“NPDES”) permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston.  This is the second such challenge nationally.  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic pollutants, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  TDEC is the defendant in the challenge, which was heard by the Tennessee Water Quality Control Board in March 2010.  The other similar challenge involves an Allegheny Power NPDES permit for its scrubber discharge at a Pennsylvania plant.

Employment Proceedings.  TVA is engaged in various administrative and legal proceedings arising from employment disputes.  These matters are governed by federal law and involve issues typical of those encountered in the ordinary course of business of a utility.  They may include allegations of discrimination or retaliation (including retaliation for raising nuclear safety or environmental concerns), wrongful termination, and failure to pay overtime under the Fair Labor Standards Act.  Adverse outcomes in these proceedings would not normally be material to TVA’s financial condition, results of operations, and cash flows, although it is possible that some outcomes could require TVA to change how it handles certain personnel matters or operates its plants.

Case Involving Tennessee Valley Authority Retirement System Board Members.  On March 5, 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System (“TVARS”) filed suit in the United States District Court for the Middle District of Tennessee against the six current members of the TVARS Board of Directors (“TVARS Board”).  The lawsuit challenges the TVARS Board’s decision to (1) reduce the calculation for cost of living adjustment (“COLA”) benefits for calendar years 2010 through 2013, (2) reduce the interest crediting rate for the fixed fund accounts, (3) increase the eligibility age to receive COLAs to age 60, and (4) suspend the TVA contribution requirements for fiscal years 2010 through 2013.  The plaintiffs allege that the amendments violated the TVARS Board members’ fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs’ contractual rights, among other claims.  The plaintiffs seek damages, an order directing the TVARS Board to rescind the amendments, and other relief.  Another group may file a similar lawsuit.

17.  Subsequent Events

     Issuance of Debt

In April 2010, TVA sold a $39 million issue of electronotes® with an interest rate of 4.100 percent which mature in 2020 and are callable beginning in 2012.

Contract Extension

As discussed in Note 11, on April 22, 2010, TVA and Seven States Power Corporation through its subsidiary, Seven States Southaven, LLC, amended the joint ownership agreement, lease agreement, and buy-back arrangements to extend the term of the interim agreements by approximately three years, until April 23, 2013.

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

Executive Summary

TVA saw some improvement in business conditions during the quarter ended March 31, 2010, while continuing to experience certain challenges.  Overall sales of electricity increased nearly ten percent for the second quarter of 2010 compared to the second quarter of 2009 primarily due to increased demand resulting from cooler weather in 2010.  Economic weakness in the TVA service area also eased slightly, and sales to industrial customers showed an increase of nearly 12 percent in spite of the loss of sales to one of TVA’s larger directly served customers, which reduced production in 2009.  Despite the increase in sales, revenues decreased 11 percent in the second quarter of 2010 compared to the second quarter of 2009, primarily due to fuel cost adjustment (“FCA”) rate decreases to compensate for the over collection of the FCA during 2009.  The over collection resulted from market prices for fuel-related commodities being lower than forecasted.  Lower FCA revenue was mitigated in part by a base rate increase of nine percent that became effective on October 1, 2009.  The base rate increase is expected to provide an estimated $800 million of additional revenue for 2010.

Starting with the October 1, 2009 billing period, the FCA formula changed from a quarterly to a monthly basis.  This change to a monthly FCA formula is expected to result in smaller reconciliations and faster liquidation of any balances.  At September 30, 2009, there was a balance that represented an over collection of $822 million.  The FCA adjustments during the six months ended March 31, 2010, have resulted in credits being given to customers.  The 5.3 percent FCA increase for March 2010 reflects, in part, a decline in the credit for this overcollection.  Additional FCA rate increases for April 2010 (5.9 percent) and May 2010 (1.0 percent) are also reflective of this declining credit.

Net income for the three months ended March 31, 2010, was $430 million as compared to $133 million for the same period in the prior year.  The results for the second quarter of 2009 included $150 million of expenses related to the ash spill at the Kingston Fossil Plant (“Kingston”) in December 2008, which was reclassified as a regulatory asset with the approval of the TVA Board of Directors (“TVA Board”) in August 2009.

        Sales of electricity increased nearly three percent for the six months ended March 31, 2010, compared to the six months ended March 31, 2009, with comparable increases in sales to both municipalities and cooperatives and directly served industries.  Despite the increase in sales, revenues decreased 17 percent in the first six months of 2010 compared to the same period of 2009, primarily due to FCA rate decreases to compensate for the overcollection of the FCA during 2009.  Lower FCA revenue was mitigated in part by a base rate increase of nine percent that became effective on October 1, 2009.

Net income for the six months ended March 31, 2010, was $580 million as compared to a net loss of $172 million for the same period in the prior year.  The loss in the six months ended March 31, 2009, included $675 million of expenses related to the ash spill at Kingston, which was subsequently reclassified as a regulatory asset.

During the three and six months ended March 31, 2010, TVA experienced some encouraging circumstances related to its business environment.  Financial market conditions continued to gradually improve during the first six months of 2010.  Investments in TVA’s nuclear decommissioning trust (“NDT”), asset retirement trust (“ART”), and pension funds all experienced gains during this period and TVA’s NDT was fully funded at March 31, 2010.

Above normal rainfall during the latter part of 2009 and first part of 2010 allowed TVA to increase lower-cost hydroelectric generation by 32 percent, or 1,097 gigawatt hours (“GWh”), in the second quarter of 2010 as compared to the second quarter of 2009 and 82 percent, or 4,608 GWh, in the first six months of 2010 as compared to the first six months of 2009.  The increased hydroelectric generation displaced generation by fossil fuel plants, which helped reduce fuel costs.

Other positive developments include TVA’s receipt of a favorable court ruling related to its alleged violation of the New Source Review regulations at its Bull Run Fossil Plant (“Bull Run”) and a revision to its 2010 sales forecast to be nearly three percent higher than 2009 sales primarily due to the slight improvement of economic conditions and colder than normal weather.

In spite of these improving conditions, TVA continues to face many challenges and expects to undertake initiatives to address these challenges through the remainder of 2010 and for several years to come, including:

•	Even with increased sales during the quarter ended March 31, 2010, the uncertainty of the economic recovery is still of concern to TVA.
•
The cleanup and recovery efforts related to the Kingston ash spill are ongoing.  TVA expects the Environmental Protection Agency (“EPA”) to make a decision during the third quarter of 2010 that will affect the amount of cleanup and recovery work that will be done.

•
The January 2009 order of the U.S. District Court for the Western District of North Carolina requiring TVA to install certain equipment to decrease emissions from four of its coal-fired power plants will be a challenge both in terms of timing and cost.

•
Like other utilities, TVA is capital intensive; therefore, obtaining the large amounts of capital to maintain TVA’s power system infrastructure, while investing in new power assets, will be a challenge especially in light of the $30 billion limit on the amount of TVA’s outstanding bonds, notes, and other evidences of indebtedness (“Bonds”).

•
Laws may be passed or regulations may go into effect that will require electric utilities to reduce greenhouse gas (“GHG”) emissions, further reduce hazardous air pollutant emissions, obtain a specified portion of their power supply from renewable resources, and install caps and synthetic liners at existing and new coal combustion product (“CCP”) landfills.

•	As new environmental regulations are passed and new laws are considered, the economics of every coal unit may be affected negatively.
•	Efforts to end the wet storage of fly ash, bottom ash, and gypsum at TVA’s coal-fired plants will involve significant investment.
•	Although financial markets for pension fund assets continue to recover, the pension fund remains underfunded at March 31, 2010.
•	TVA has been discussing with its distributor customers moving from TVA’s current end-use rate structure to a new wholesale rate structure.

As discussed in the Annual Report and elsewhere in this Quarterly Report, TVA’s capital budget for 2010 includes expenditures for construction of environmental controls, new generation sources, and CCP dry storage facilities.  TVA expects to meet its financial requirements in 2010 with power revenue and additional borrowing.

Challenges and Key Initiatives During 2010

Kingston Ash Spill

TVA continues cleanup and recovery efforts related to the Kingston ash spill.  Under the May 11, 2009 Administrative Order and Agreement on Consent (“Order and Agreement”) entered into by TVA and the EPA under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), TVA retains its status as a lead federal agency, but TVA's work is subject to review and approval by the EPA, in consultation with the Tennessee Department of Environment and Conservation (“TDEC”).  Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River is time-critical.  TVA estimates that this work will be completed during the third quarter of 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be completed in 2013.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

On March 5, 2010, the EPA issued a memorandum that concluded that TVA’s dredging operations should be conducted in a manner that seeks to maximize ash removal while simultaneously minimizing disturbance to native sediments in the river.  Accordingly, some residual ash will remain in the Emory River.

TVA has recorded an estimate in the amount of $933 million for the cost of cleanup related to this event.  The amount was reclassified as a regulatory asset with the approval of the TVA Board during the fourth quarter of 2009 and will be charged to expense as it is collected in future rates over 15 years.  In October 2009, TVA began collecting $16 million per quarter in rates for these costs.  As work continues to progress and more information is available, TVA regularly reevaluates the estimate and may revise the estimated cost of the cleanup, which will impact the regulatory asset and the amount collected in rates in the future.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently not probable, not reasonably estimable, or not appropriately accounted for as part of the estimate accrual: fines or regulatory directives, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, associated capital asset purchases, ash handling and disposition from current plant operations, costs of remediating any discovered mixed waste during the ash removal process, and other costs not meeting the recognition criteria.  As ash removal continues, it is possible that other environmentally sensitive material potentially in the river sediment before the ash spill may be uncovered.  If other materials are identified, additional remediation not included in the above estimates may be required.  See Note 7.

TVA has contracted with laboratories to review various samples collected at the Kingston fly ash release site.  The low volume airborne particulate analyses performed by one of these laboratories were not consistent with a required EPA protocol.  As a result, these analyses performed by the laboratory from September 2009 to mid-January 2010 may be unreliable.  The EPA noted in a January 25, 2010 memorandum that “other data collected as part of the overall air monitoring strategy, however, indicate that public health was protected during the time period in question.”

Case Brought by North Carolina Alleging Public Nuisance

On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitutes a public nuisance.  On January 13, 2009, the court held that emissions from Bull Run, Kingston, and John Sevier Fossil Plant (“John Sevier”), all located in Tennessee, and Widows Creek Fossil Plant (“Widows Creek”), located in Alabama, constitute a public nuisance.  The court ordered that:

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

TVA had already made capital expenditure commitments to decrease emissions from some of the facilities, but the court ordered significant additional investments and in some instances compliance within a time frame that is shorter than TVA had planned.  Actions required by the court with respect to Kingston and Bull Run were already included in TVA’s clean air plans and installation of equipment is substantially complete.  The additional estimated costs of taking the actions required by the court at John Sevier and Widows Creek would be approximately $1.7 billion from 2010 to 2014.  Management is evaluating alternatives related to these plants that could change this estimate in the future.  Compliance with the court’s order could also have other cost implications, including impacts on fuel expense, variable operation and maintenance expense, and fixed operation and maintenance expense, and those costs are under evaluation.

Coal Combustion Product Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s CCP facilities.  The first phase of the evaluation involved a detailed inspection of all CCP facilities, a detailed documentation review, and a determination of any immediate actions necessary to mitigate risks.  The second phase of the evaluation, which is ongoing, includes geotechnical explorations, stability analysis, studies, and risk mitigation steps such as performance monitoring, designing repairs, developing planning documents, obtaining permits, and implementing the lessons learned from the Kingston ash spill at TVA’s other CCP facilities.  As a part of this effort, an ongoing monitoring program with third-party oversight is being implemented, and TVA employees are receiving additional training in dam safety and monitoring.

TVA is converting its wet fly ash, bottom ash, and gypsum facilities to dry collection facilities and remediating or eliminating the CCP facilities that were classified as “high” risk during the preliminary reassessment.  The classifications, such as "high" do not do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life of significant economic or environmental damage could occur in the event of a failure.  The expected cost of the CPP work is between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Browns Ferry Nuclear Plant

On January 20, 2010, the Nuclear Regulatory Commission (“NRC”) issued a fire protection inspection report for TVA’s Browns Ferry Nuclear Plant (“Browns Ferry”).  The report identified three apparent violations related to Browns Ferry’s fire protection program of greater than very low safety significance.  Two of the apparent violations primarily related to a failure to ensure that some cables associated with equipment required for safe shutdown, and maintaining a safe shutdown condition, were adequately protected in the event of fire as specified in the NRC’s regulations.  The third apparent violation involved an inappropriate revision to Browns Ferry’s instructions relating to safe shutdowns after fire that could have delayed a proper response to a fire event.

The NRC determined that none of the apparent violations presented an immediate safety concern because TVA implemented compensatory measures to protect the plant in the event of a fire while longer-term corrective actions are being implemented.  TVA met with the NRC on February 22, 2010, to discuss TVA’s perspective on the facts and assumptions used by NRC to arrive at the findings, as well as their significance.  On April 19, 2010, the NRC issued its final determination regarding the apparent violations.  The NRC combined the first two violations and concluded that this finding should be characterized as having substantial safety significance requiring additional inspections by the NRC.  The second violation was determined to be of low to moderate significance and will also require additional NRC inspection.  TVA has put compensatory measures in place at Browns Ferry that will maintain at a low level the risk due to fire.  Browns Ferry  is in the process of transitioning to the use of National Fire Protection Association Standard 805.  This is a multi-year effort that is estimated to cost $12 million to $15 million.

Seven States Power Corporation Obligation

Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back the Seven States interest in the facility.  TVA would have bought back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, were not in place by April 30, 2010.  TVA’s buy-back obligation would have terminated if such long-term arrangements were in place by that date.  In the event of a buy-back, TVA would re-acquire the Seven States interest in the facility and the related assets.

On April 22, 2010, TVA and Seven States through its subsidiary, SSSL, amended the joint ownership agreement, lease agreement and buy-back arrangements to extend the term of the interim arrangements by approximately three years, until April 23, 2013.  The other material terms and conditions of the agreements were not changed and remain in full force and effect.  As a result of the extension of the interim arrangements, the leaseback obligation is presented on TVA’s Balance Sheets in accordance with the terms of the new agreement.  As of March 31, 2010, the carrying amount of the obligation was approximately $416 million.

Organizational Effectiveness Initiative

Following the Kingston ash spill, the TVA Board directed management to develop a plan to improve TVA’s control systems, operating standards, and corporate culture.  TVA has embarked on an agency-wide organizational effectiveness initiative to transform TVA into a more effective and accountable operation.  Organizational design changes were made in the first six months of 2010 and further changes are expected as implementation of the initiative continues.  Management expects that the initiative will result in a more effective operating structure for TVA in the future.

Renewable and Clean Energy

      In accordance with TVA’s 2008 Environmental Policy, TVA is working towards obtaining additional power supply from clean or renewable sources by 2020.  TVA defines its clean energy portfolio as energy that has a zero  or near-zero carbon dioxide (“CO2”) emission rate, including nuclear and renewables such as energy production that is sustainable and often naturally replenished.

In October 2009, TVA entered into two 20-year contracts for the purchase of up to 450 megawatts (“MW”) of renewable wind energy from wind farms located in North Dakota and South Dakota.  Power under these contracts is scheduled to be delivered beginning in CY 2012.  In November 2009, TVA entered into two additional 20-year contracts for the purchase of renewable wind energy.  The two contracts are expected to provide a total of up to 350 MW from wind projects located in Illinois, both beginning in January 2012.  In December 2009, TVA entered into two more 20-year contracts for the purchase of renewable wind energy.  One of these contracts will provide up to 165 MW of wind energy from a wind project in Kansas, beginning as early as January 2012.  The other contract is for the delivery of up to 300 MW from Illinois, starting in mid-2010. Construction is scheduled or under way on all of these projects.  During February 2010, TVA entered a 20-year contract for up to an additional 115 MW of renewable wind energy from Iowa beginning in September 2010.  With the execution of these contracts, TVA now has up to an additional 1,380 MW of wind power under contract.  Power delivery is subject to applicable environmental requirements and firm transmission paths being secured.

Wholesale Rate Changes

Over the last several months, TVA has been discussing with its distributors and directly-served customers moving from TVA’s current end-use rate structure to a new wholesale rate structure.  TVA anticipates that the initial implementation of the rate change will begin in 2011.  The purpose of a transition to seasonal and time-of-use rate structures is to more closely align TVA’s revenue recovery with its costs that vary by season and time of day.  The new wholesale rates are designed to be revenue neutral to TVA, so this change in structure will not materially impact TVA’s annual revenue recovery.  There will, however, be some seasonal structural changes that may impact the timing of the revenue recovery between seasons.  The TVA Board must approve the new rates before they can take effect.

Pension Fund

On September 24, 2009, TVA contributed $1.0 billion to TVA’s pension plan for 2010 through 2013. As of September 30, 2009, TVA's pension plan had assets of $6.6 billion compared to liabilities of $9.3 billion.  As of March 31, 2010, the plan’s assets had increased to $6.8 billion, helped by gains in the financial markets during 2010.  However, TVA's plan still remains underfunded at March 31, 2010, primarily due to the market losses sustained by the portfolio during the global economic recession of 2008 and 2009.  The ability of the plan’s funded status to quickly improve will be limited because, given the current maturity of the plan, there are almost twice as many retirees as current employee participants.  The plan currently has over 22,000 retirees receiving benefits in excess of approximately $650 million per year.  At this time, TVA does not have plans to make additional contributions to the plan for 2010.

Pension benefits for eligible retired members or beneficiaries may be subject to cost-of-living adjustments (“COLAs”), capped at 5 percent annually, based on the change in the 12-month average of the Consumer Price Index, provided such change is greater than 1 percent.  However, the Tennessee Valley Authority Retirement System ("TVARS") Board of Directors recently amended the plan to make the following COLA changes:

•	For CY 2010, the COLA will be zero.
•	For CY 2011, the COLA will be capped at 3 percent.
•	For CY 2012, the COLA will be zero.
•	For CY 2013, the COLA will be capped at 2.5 percent.
•	The eligibility age for COLAs will increase to age 60 for employees who retire on or after January 1, 2010.

In addition, the TVARS Board of Directors reduced the rate for crediting interest on employee fixed-fund balances and future contributions to the plan to 6 percent effective January 1, 2010.  All of these amendments were made to reduce plan liabilities and help improve the funded status of the plan.

On March 5, 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee against the six current members of the TVARS Board of Directors alleging that the plan amendments described above and the suspension of TVA’s required contributions for 2010 through 2013 violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs seek damages, an order directing the TVARS Board of Directors to rescind the amendments, and other relief.  Another group may file a similar lawsuit.  See Note 16 — Case Involving Tennessee Valley Authority Retirement System Board Members.

Cyber Security

Cyber security and the protection of TVA operations and activities are a priority.  Because it is subject to several regulatory requirements specific to cyber security, TVA uses a defense-in-depth security model in an effort to prevent, detect, respond to, and recover from threats against its systems.  TVA modifies and upgrades its protections as technology advances and threat environments and business requirements change.  TVA currently plans to spend approximately $20 million to $40 million in cyber security updates between 2010 and 2013.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.0 billion with a national bank, and occasional proceeds from other financing arrangements.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the limit on the amount of Bonds TVA may have outstanding at any one time is $30 billion.  The level of the capital investments TVA anticipates that may be needed to meet strategic planning goals over the next decade is such that TVA expects that it will not be able to use debt to finance all of its costs.  Capital spending requirements could be met with a combination of financing, additional power sales, cost reductions, and rate increases, or in other ways.  Certain sources of liquidity are discussed below.

Issuance of Debt. TVA issues power bonds with maturities of one to 50 years, primarily to refinance previously-issued power bonds as they mature.  In the first six months of 2010, TVA issued $116 million of electronotes®, including $12 million with an interest rate of 3.75 percent and $22 million with an interest rate of 4.30 percent during the quarter ended March 31, 2010.  In April 2010, TVA issued $39 million of electronotes® with an interest rate of 4.100%. See Note 10 — Debt Securities Activity and Note 17 — Issuance of Debt for more information related to TVA’s debt activities.

Credit Facility Agreements.  Pursuant to the TVA Act, TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the credit facility at March 31, 2010, and September 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each.  These credit facilities will mature on May 12, 2010, and November 8, 2010.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing and the fees on any letter of credit under these facilities are variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  The fee may fluctuate depending on the non-enhanced credit ratings on TVA’s senior unsecured long-term debt.  At March 31, 2010, there were $29 million of letters of credit outstanding under the facilities, and there were no outstanding borrowings.  TVA anticipates renewing each credit facility as it matures.  See Note 10 — Short-Term Debt.

Call Monetization Transactions. From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  As a result of an inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional).  Due to improving market conditions, the value of the swaption at March 31, 2010, was such that TVA's collateral obligation was less than $1 million and collateral postings were $29 million.  See Note 12 — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA’s derivative liabilities.

Summary Cash Flows. A summary of cash flow components for the six months ended March 31, 2010, and 2009, follows:

Summary Cash Flows For the Six Months Ended March 31
	2010	2009
Cash provided by (used in):
Operating activities	$929	$1,990
Investing activities	(1,244)	(1,433)
Financing activities	316	(559)
Net change in cash and cash equivalents	$1	$(2)

Operating Activities.  Net cash flows from operating activities decreased $1.1 billion to $929 million from $2 billion for the six months ended March 31, 2010, and 2009, respectively.  This decrease resulted primarily from a decrease in operating revenues primarily due to FCA rate decreases.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities decreased from $1.4 billion to $1.2 billion for the six months ended March 31, 2009, and 2010, respectively.  The decrease primarily reflects the absence of collateral posted by TVA with a counterparty pursuant to the terms of a swap agreement during the first six months of 2010 compared to a $260 million use of cash from posting collateral funds with a counterparty during the same period of 2009.  The decrease also reflects a $67 million decrease in expenditures for the uranium enrichment and fabrication of nuclear fuel related to the normal year-to-year variability resulting from the timing of refueling outages at the nuclear plants.  These decreases were partially offset by a $146 million increase in capital investments.  Major projects in process this year included new combined cycle and combustion turbine plants as well as the new units at Watts Bar Nuclear Plant (“Watts Bar”).

Financing Activities.  Net cash flows provided by financing activities were $316 million during the first six months of 2010 as compared to net cash used by financing activities of $559 million during the same period of 2009.  The $875 million change was primarily due to a decrease of $2.5 billion in redemptions and repurchases of long-term debt partially offset by a decrease of $1.1 billion in net issuances of short-term debt and a decrease of $503 million in long-term debt issues.  The increases in debt reflect the need for cash to fund the payback of the FCA overcollection from the prior year and to fund capital investments.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2010, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2010	1	2011	2012	2013	2014	Thereafter	Total

Debt2	$1,151		$1,008	$1,523	$2,308	$32	$17,202	$23,224
Interest payments relating to debt	751		1,265	1,237	1,093	1,007	18,207	23,560
Lease obligations
Capital	53		92	43	383	—	3	574
Non-cancelable operating	25		45	37	33	28	195	363
Purchase obligations
Power	143		271	255	203	197	6,195	7,264
Fuel	1,241		1,644	1,179	941	837	1,847	7,689
Other	37		63	58	31	29	111	329
Expenditures for emission control commitments3	461		376	455	325	109	—	1,726
Litigation settlement	—		3	3	3	3	—	12
Environmental cleanup costs-Kingston ash spill	145		260	73	39	—	—	517
Payments on other financings	33		94	98	99	100	817	1,241
Payments to U.S. Treasury
Return of Power Facility Appropriation Investment	20		20	20	20	10	—	90
Return on Power Facility Appropriation Investment	9		21	22	21	19	253	345
Total	$4,069		$5,162	$5,003	$5,499	$2,371	$44,830	$66,934

Notes
   (1) Period April 1 – September 30, 2010
   (2) Does not include noncash items of foreign currency valuation gain of $18 million and net discount on sale of Bonds of $224 million.
   (3) Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance. Management is evaluating alternatives which could change these amounts in the future. See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2010	1	2011	2012	2013	2014	Thereafter	Total
Energy Prepayment Obligations	$53		$105	$105	$102	$100	$410	$875
Note (1) Period April 1 – September 30, 2010

Results of Operations

Sales of Electricity

The following table compares TVA’s electricity sales statistics for the three and six months ended March 31, 2010, and 2009:

Sales of Electricity (Millions of kWh)
	Three Months Ended March 31			Six Months Ended March 31
	2010	2009	Percent Change	2010	2009	Percent Change

Sales of electricity
Municipalities and cooperatives	36,632	33,407	9.7%	68,022	65,981	3.1%
Industries directly served	8,541	7,638	11.8%	17,025	16,585	2.7%
Federal agencies and other	478	481	(0.6%)	974	1,022	(4.7%)

Total sales of electricity	45,651	41,526	9.9%	86,021	83,588	2.9%

Heating degree days	2,206	1,776	24.2%	3,549	3,165	12.1%
Cooling degree days	1	11	(90.9%)	21	82	(74.4)%
Combined degree days	2,207	1,787	23.5%	3,570	3,247	9.9%

The 4.1 billion kilowatt-hour (“kWh”) increase in sales for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to a 3.2 billion kWh increase in sales to Municipalities and cooperatives as a result of colder weather.  The average temperatures for the Tennessee Valley were 3.8 degrees colder than normal for the three months ended March 31, 2010, and 5.1 degrees colder than the three months ended March 31, 2009.  Additionally, as a result of a cold wave during the first week of January 2010, TVA set a daily energy demand record on January 8, 2010, and a weekly energy demand record for the seven-day period ended January 10, 2010.  Sales to Industries directly served also increased 903 million kWh for the three months ended March 31, 2010, compared to the same period in 2009, as a result of improving economic conditions.

The 2.4 billion kWh increase in sales for the six months ended March 31, 2010, was primarily due to a 2.0 billion kWh increase in sales to Municipalities and cooperatives due to an increase in residential sales as a result of the colder weather experienced during the second quarter of 2010.  Additionally, sales to Industries directly served increased 440 million kWh.  The increased volume as a result of improving economic conditions was partially offset by the loss of sales to one of TVA’s largest direct served customers which reduced production in 2009 and has not yet returned to full production.  Although demand from Industries directly served and the commercial and industrial customers of TVA’s distributors increased compared to the six months ended March 31, 2009, sales to these customers are significantly lower than sales levels prior to the economic downturn.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2010, and 2009:

Summary Statements of Operations

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Operating revenues	$2,622	$2,933	$4,971	$6,010
Operating expenses	(1,875)	(2,503)	(3,753)	(5,545)
Operating income	747	430	1,218	465
Other income, net	8	20	14	11
Interest expense, net	(325)	(317)	(652)	(648)
Net (loss) income	$430	$133	$580	$(172)

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2010, and 2009, consisted of the following:

Operating Revenues
	Three Months Ended March 31			Six Months Ended March 31
	2010	2009	Percent Change	2010	2009	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,218	$2,509	(11.6%)	$4,163	$5,078	(18.0%)
Industries directly served	347	362	(4.1%)	695	804	(13.6%)
Federal agencies and other	25	32	(21.9%)	52	70	(25.7%)
Other revenue	32	30	6.7%	61	58	5.2%

Total	$2,622	$2,933	(10.6%)	$4,971	$6,010	(17.3%)

Operating revenues decreased $311 million, or 10.6 percent, and $1.0 billion, or 17.3 percent, for the three and six months ended March 31, 2010, respectively, compared to the same period in 2009 due to the following:

	Three Month Change	Six Month Change

FCA rate changes	$(720)	$(1,520)
Base rate changes	168	335
Volume	239	143
Other revenue	2	3
Total	$(311)	$(1,039)

A quarterly FCA increase of 16.9 percent became effective on October 1, 2008.  This FCA increase was followed by quarterly FCA reductions of 6.0 percent, 7.0 percent, and 4.1 percent, respectively, on January 1, 2009, April 1, 2009, and July 1, 2009, respectively.  In addition, in its August 20, 2009 meeting, the TVA Board approved a revision to the FCA formula so that adjustments would be made on a monthly rather than quarterly basis.  From October 1, 2009, through March 31, 2010, the monthly FCA adjustments resulted in credits to customers as a result of the over collection of fuel costs in 2009 when fuel costs were lower than TVA had forecasted.

Significant items contributing to the $311 million decrease in operating revenues for the three months ended March 31, 2010, compared to the same period in 2009 included:

•
A $291 million decrease in revenues from Municipalities and cooperatives primarily due to the FCA rate decreases, which reduced revenues by $646 million.  This decrease was partially offset by an increase in average base rates of 6.6 percent due to base rate increases effective October 1, 2009, which provided $152 million in revenues, and an increase in sales volume of 9.7 percent, which increased revenues an additional $203 million.

•
A $15 million decrease in revenues from Industries directly served primarily due to FCA rate decreases, which reduced revenues by $66 million.   This decrease was partially offset by an increase in average base rates of 3.9 percent, which provided $14 million in revenues, and an increase in sales volume of 11.8 percent, which increased revenues an additional $37 million.

•
A $7 million decrease in revenues from Federal agencies and other as a result of a $7 million decrease in revenues from federal agencies directly served primarily due to the FCA rate decreases and decreased sales volume of 3.8 percent.

Significant items contributing to the $1.0 billion decrease in operating revenues for the six months ended March 31, 2010, compared to the same period in 2009 included:

•
A $915 million decrease in revenues from Municipalities and cooperatives primarily due to the FCA rate decreases, which reduced revenues by $1.3 billion.  This decrease was partially offset by an increase in average base rates of 7.2 percent due to base rate increases effective October 1, 2009, which provided $305 million in revenues, and an increase in sales volume of 3.1 percent, which increased revenues an additional $127 million.

•
A $109 million decrease in revenues from Industries directly served primarily due to FCA rate decreases, which reduced revenues by $155 million.  This decrease was partially offset by an increase in average base rates of 4.0 percent, which provided $28 million in revenues, and an increase in sales volume of 2.7 percent, which increased revenues an additional $18 million.

•
An $18 million decrease in revenues from Federal agencies and other as a result of an $18 million decrease in revenues from federal agencies directly served primarily due to the FCA rate decreases and decreased sales volume of 3.8 percent.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2010, and 2009, consisted of the following:

Operating Expenses
	Three Months Ended March 31			Six Months Ended March 31
	2010	2009	Percent Change	2010	2009	Percent Change
Fuel and purchased power	$605	$1,232	(50.9%)	$1,213	$2,615	(53.6%)
Operating and maintenance	756	586	29.0%	1,510	1,176	28.4%
Depreciation, amortization, and accretion	413	398	3.8%	824	794	3.8%
Tax equivalents	101	137	(26.3%)	206	285	(27.7%)
Environmental cleanup costs - Kingston ash spill	—	150	—	—	675	—
Total operating expenses	$1,875	$2,503	(25.1%)	$3,753	$5,545	(32.3%)

Operating expenses decreased $628 million for the three months ended March 31, 2010, and $1.8 billion for the six months ended March 31, 2010, compared to the same periods in 2009.  A significant driver for the decreases in operating expenses is related to the Environmental cleanup cost – Kingston ash spill expenses of $150 million and $675 million recognized for the three and six months ended March 31, 2009, respectively, not present in the three and six months ended March 31, 2010.  During the first three quarters of 2009, estimates of costs to clean up the site were recorded as expense.  During August 2009, the TVA Board approved the recovery of Kingston ash spill costs in future rates, and the amount previously expensed was reclassified as a regulatory asset to be amortized over a period of 15 years.  See Note 7.  Other significant drivers for the changes in operating expenses are described below.

Other significant drivers contributing to the $628 million decrease in operating expenses for the three months ended March 31, 2010, compared to the same period in 2009 are described below:

Fuel and purchased power expense decreased $627 million due to:

•
A $713 million decrease in fuel and purchased power expense related to the FCA mechanism.  This decrease was primarily the result of amortization to expense of previously over-collected fuel and purchased power costs as part of the FCA.  During the three months ended March 31, 2010, TVA refunded a portion of these fuel and purchased power costs through the FCA in the form of FCA rate decreases.

•
A $67 million increase in fuel expense resulting from an increase in net thermal generation of 3.7 percent, which increased fuel expense by $40 million, and a 6.7 percent increase in the aggregate fuel cost per kilowatt-hour of net thermal generation, which resulted in an increase of $27 million in fuel expense.  The increase in net thermal generation was due to higher electricity sales and the higher fuel cost was primarily due to higher prices for coal and natural gas.

•
A $19 million increase in purchased power expense comprised primarily of an increase in purchased power volume of 31.5 percent for the three months ended March 31, 2010, compared to the same period in 2009, which increased purchased power expense by $72 million.  The average price of purchased power increased 3.0 percent for the quarter, which increased expense by $9 million.  While average prices were slightly higher this quarter, the rates were still economically favorable, which is why TVA decided to purchase more power during the quarter.  These increases were partially offset by a $62 million decrease in net realized losses related to natural gas derivatives for the three months ended March 31, 2010, compared to the same period in 2009.

Operating and maintenance expense increased $170 million primarily due to a $56 million increase in operating and maintenance expense at nuclear plants due in part to a change in TVA’s accounting for nuclear refueling outages.  Historically, nuclear refueling outage and maintenance costs were deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  Beginning in 2010, outage costs are no longer deferred as a regulatory asset and are expensed as incurred, although previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates.  Pension and postretirement benefit expense increased $54 million primarily due to recent asset losses combined with a reduction in the assumed discount rate used to estimate the pension and postretirement liabilities.  TVA recognized $16 million in expense due to amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset, and this expense was not present for the three months ended March 31, 2009.  Additionally, TVA experienced increased costs of $18 million to support energy efficiency and demand response initiatives and a $17 million increase in benefit costs.

Depreciation, amortization, and accretion expense increased $15 million primarily because of an increase in net plant additions.

Tax equivalents expense decreased $36 million.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal  to five percent of the FCA revenues and decreased for the three months ended March 31, 2010, since the FCA revenues for the second quarter of 2010 were lower than the FCA revenues for the three months ended March 31, 2009.

Other significant drivers contributing to the $1.8 billion decrease in operating expenses for the six months ended March 31, 2010, compared to the same period in 2009 are described below:

Fuel and purchased power expense decreased $1.4 billion due to:

•
A $1.3 billion decrease in fuel and purchased power expense related to the FCA mechanism.  This decrease was primarily the result of amortization to expense of previously over-collected fuel and purchased power costs as part of the FCA.  During the six months ended March 31, 2010, TVA refunded a portion of these fuel and purchased power costs through the FCA in the form of FCA rate decreases.

•
A $76 million decrease in fuel expense resulting from a decrease in net thermal generation of 8.1 percent, which decreased fuel expense by $135 million.  The decrease in net thermal generation was primarily due to increased hydroelectric generation of 4,608 GWh, or 81.5 percent, and an increase in purchased power during the six months ended March 31, 2010, due to economically favorable prices for purchased power.  This decrease was partially offset by a slight increase in the aggregate fuel cost per kilowatt-hour of net thermal generation, which resulted in an increase of $59 million in fuel expense.

•
A $24 million decrease in purchased power expense comprised primarily of a decrease in the average price of purchased power of 16.3 percent for the six months ended March 31, 2010, compared to the same period in 2009, which reduced expense by $100 million.  In addition, net realized losses related to natural gas derivatives were $76 million lower for the six months ended March 31, 2010, compared to the same period in 2009.  These decreases were partially offset by an increase in purchased power volume of 33.1 percent, which increased purchased power expense by $152 million.

Operating and maintenance expense increased $334 million for the six months ended March 31, 2010.  The drivers for the increase in operating and maintenance expense for the six month period were primarily the same as the items identified above for the increase in the three months ended March 31, 2010.  Operating and maintenance expense increased $129 million at nuclear plants, pension and postretirement benefit expense increased $108 million,  TVA recognized $31 million in expense due to amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset, costs to support energy efficiency and demand response initiatives increased $23 million, and benefit costs increased $30 million.  Additionally, for the six months ended March 31, 2010, operating and maintenance expense increased $9 million due to on-going studies related to future uses of the Bellefonte Nuclear Plant site.

Depreciation, amortization, and accretion expense increased $30 million primarily because of an increase in net plant additions.

Tax equivalents expense decreased $79 million.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and decreased for the six months ended March 31, 2010, since the FCA revenues in the first two quarters of 2010 were lower than the FCA revenues for the six months ended March 31, 2009.

Other Income (Expense), Net.  The $12 million decrease in Other income (expense), net for the three months ended March 31, 2010, resulted primarily from a decrease in income on external business services compared to the three months ended March 31, 2009, and proceeds received from a claims settlement in the second quarter of 2009, not present in the same period in 2010.

The $3 million increase in Other income (expense), net for the six months ended March 31, 2010, resulted primarily from a slight gain on TVA’s supplemental executive retirement plan (“SERP”) assets and restricted investments related to the collateral held by TVA compared to a loss on these investments for the six months ended March 31, 2009.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2010, and 2009, consisted of the following:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2010	2009	Perecent Change	2010	2009	Percent Change
Interest on debt and leaseback obligations	$337	$321	5.0%	$673	$655	2.7%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	10	10	0.0%
Allowance for funds used during construction & nuclear fuel expenditures	(17)	(9)	88.9%	(31)	(17)	82.4%
Net interest expense	$325	$317	2.5%	$652	$648	0.6%

	(Percent)			(Percent)
Interest rates (average)	2010	2009	Percent Change	2010	2009	Percent Change
Long-term	5.95	6.04	(1.5%)	5.95	5.85	1.7%
Discount notes	0.05	0.11	(54.5%)	0.05	0.46	(89.1%)
Blended	5.68	5.56	2.2%	5.71	5.40	5.7%

Significant items contributing to the $8 million increase in net interest expense for the three months ended March 31, 2010, was primarily due to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the three months ended March 31, 2010, compared to the same period in 2009.  This increase was partially offset by the greater amounts of capitalized interest for the three months ended March 31, 2010, compared to the same period of 2009 due to an increase in the construction work in progress base used to calculate allowance for funds used during construction (“AFUDC”) as a result of ongoing construction activities at Watts Bar Unit 2.

The $4 million increase in net interest expense for the six months ended March 31, 2010, was primarily attributable to the same items identified above for the three months ended March 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s critical accounting policies are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 in the Annual Report.

Changes in Ratemaking Impacting Accounting

Fuel Cost Adjustment

In August 2009, the TVA Board approved a revision to the FCA formula.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA rate to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs in the FCA.  The difference between the amounts is included in the deferred account and starting with the October 1, 2009 billing period, 50 percent of the account has been disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA formula will result in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance of approximately $822 million is being liquidated over a nine-month period from October 1, 2009 through June 30, 2010.  At March 31, 2010, $180 million remained to be liquidated.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during 2010.

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

In August 2009, FASB issued guidance regarding fair value measurements of liabilities.  The guidance clarifies how the fair value of a liability should be measured when a quoted price in an active market for the identical liability either is or is not available.  Additionally, the guidance clarifies how to consider a restriction when estimating the fair value of a liability and the appropriate level within the fair value disclosure hierarchy in which the various measurement techniques result.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA's financial condition, results of operations. or cash flows.

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

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to the noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

The following accounting standards have been issued, but as of March 31, 2010, were not effective and had not been adopted by TVA.

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

Corporate Governance

After serving as chairman of the TVA Board for a year, on April 16, 2010, Robert M. “Mike” Duncan asked the TVA Board to select a new chairman, citing his new duties as leader of a recently formed organization called American Crossroads.  The Board voted unanimously to name Director Dennis Bottorff of Nashville, Tennessee, as TVA's new chairman.  Mr. Bottorff will assume the position of chairman of the TVA Board on May 18, 2010, upon the end of Mr. Duncan's service as chairman.  Mr. Duncan plans to remain on the TVA Board after his service as chairman ends.

Legislative and Regulatory Matters

Recently Enacted Legislation

Two inter-related major health care reform bills have recently been enacted into law.  The first, the Patient Protection and Affordable Care Act (H.R. 3590 -- Public Law No. 111-148), was enacted on March 23, 2010, and was followed by the enactment on March 30, 2010, of the Health Care and Education Reconciliation Act of 2010 (H.R. 4872 – Public Law No. 111-152), which amended the earlier act.  The new laws are complex, and TVA is in the process of analyzing them in terms of potential effects.  TVA’s final analysis as to potential impacts will not be completed until future rulemakings are undertaken and finalized by the various federal agencies which have been given regulatory responsibilities under the new laws.

Proposed Legislation and Regulation

On February 2, 2010, the Senate Environment and Public Works Committee reported S.1733, the Clean Energy Jobs and American Power Act, out of the Committee.  This bill, which addresses GHG and climate change issues, is expected to be further revised before being considered by the Senate as a whole.

Congress is currently considering S. 3217 (the “Restoring American Financial Stability Act of 2010”), legislation which would increase regulatory oversight of financial markets in various respects, including providing for new regulations and restrictions on the use of over-the-counter derivatives.  S. 3217 was reported from the Senate Banking, Housing, and Urban Affairs Committee on April 15, 2010.  However, the Senate Agriculture, Nutrition, and Forestry Committee has developed its own legislation with somewhat different provisions regarding the regulation of over-the-counter derivatives.  Efforts are underway in the Senate to resolve varying perspectives on this legislation, and should the Senate approve this legislation, it will then go to the House of Representatives for additional consideration and possibly further changes.  TVA uses derivatives to hedge various risks.  Accordingly, if this proposed legislation becomes law, it could impact TVA’s ability to use derivatives to hedge various risks and increase the costs of doing so.

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

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, management and disposal of solid and hazardous wastes, and climate change.

Air Quality Control Developments

Nitrogen Oxides.  Utility NOx emissions continue to be regulated under state programs to achieve and maintain the EPA’s National Ambient Air Quality Standard (“NAAQS”) for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program.  On January 22, 2010, the EPA signed a new NAAQS for nitrogen dioxide (“NO2”).  The EPA set the new one-hour NO2 standard at the level of 100 parts per billion (“ppb”).  This level defines the maximum allowable concentration anywhere in an area.  To determine compliance with the new standard, the EPA is establishing new ambient air monitoring requirements near major roads as well as in other locations where maximum concentrations are expected.  Although existing air quality monitors do not currently show exceedances of this new standard in the TVA region, new non-attainment areas are expected with the additional community and roadside monitoring.  The EPA intends to re-designate areas in CY 2016 or CY 2017, as appropriate, based on the air quality data from the new monitoring network.  Designation of new nonattainment areas within the TVA region could impact TVA's permitting of new or modified emissions sources in the future.

TVA contributes to ambient ozone levels primarily as a result of NOx emissions from fossil fuel power plants. As a result of its emission reduction program, TVA’s summertime NOx emissions have declined substantially.  Since 1995, TVA has reduced its annual NOx emissions by 89 percent by installing various controls, including low-NOx burners and/or combustion controls on 58 of its 59 coal-fired units and installing SCRs on 21 of the largest units.

In 2005, TVA installed selective non-catalytic reduction (“SNCR”) systems, which generally have lower NOx removal capabilities than SCRs, on two units, Unit 1 at the Johnsonville Fossil Plant (“Johnsonville”) and Unit 1 at the Shawnee Fossil Plant (“Shawnee”), to demonstrate long-term technology capability, and continues to operate the SNCR at Johnsonville Unit 1 in west Tennessee.  Due to operational issues, the Shawnee SNCR was removed from service in August 2008.  TVA also is operating High Energy Reagent Technology (“HERT”) systems on the four units at John Sevier, and on Units 2, 3 and 4 at Johnsonville. HERT is similar to SNCR technology but has higher removal capabilities.  TVA is evaluating plans to install SCRs at John Sevier by 2015.

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

Sulfur Dioxide.  Utility SO2 emissions are currently regulated under the Federal Acid Rain Program and state programs designed to meet NAAQS for SO2 and PM2.5. Looking forward, these programs, as well as implementation of the regional haze program, will result in additional regulation of SO2 emissions.  The regional haze program establishes timelines for states to improve visibility in national parks and wilderness areas throughout the United States.  The regional haze program will require certain types of older sources of SO2 emissions to install best available retrofit technology to control NOx, SO2, and particulate matter emissions.  Through CY 2009, TVA had reduced its SO2 emissions by 91 percent from the peak 1977 level by switching to lower-sulfur coals, continuing to operate an Atmospheric Fluidized Bed Combustion unit at Shawnee, and operating scrubbers on seven larger units.

TVA has completed the construction of the two flue gas scrubbers at Kingston.  TVA expects to start testing the scrubbers in May 2010.  Operating scrubbers at Kingston is one of the actions required by the court in its decision in the lawsuit brought by the State of North Carolina against TVA.  See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

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

EPA Administrator, Lisa P. Jackson, issued a letter on February 22, 2010, outlining several decisions she will make through upcoming implementation of Prevention of Significant Deterioration (“PSD”) regulations for GHGs.  She indicated that:

•	No facility will be required to address GHG emissions in CAA permitting of new construction or modifications before CY 2011;
•	The EPA will phase-in permit requirements and regulation of GHGs for large stationary sources beginning in CY 2011;
•
In the first half of CY 2011, only those facilities that already must apply for CAA permits as a result of their non-GHG emissions (e.g. NOx, SO2, or PM) will need to address their GHG emissions in their permit applications;

•	The EPA is considering raising its proposed 25,000 ton GHG threshold substantially for stipulating emission levels that trigger PSD permitting; and
•	The EPA does not intend to subject smaller facilities to CAA permitting for GHG emissions any sooner that CY 2016.

The potential costs of this rulemaking to TVA are not known at this time.

Climate Change

In December 2009, President Obama attended the 15th Conference of the Parties to the United Nations Framework Convention on Climate Change.  At this conference in Copenhagen, the President pledged that the United States will reduce its emissions of GHG “in the range of” 17 percent below CY 2005 levels by CY 2020.  This reduction is in line with a climate bill that passed the U.S. House of Representatives in June 2009.  The impact on TVA of this stated reduction goal is not known at this time.

Executive Order 13514 signed by President Obama on October 5, 2009, requires that the federal agency Strategic Sustainability Performance Plans and Greenhouse Gas Target be submitted to the Council on Environmental Quality and the Office of Management and Budget by June 2, 2010, and annually thereafter.  TVA plans to submit its report in June 2010.

Water Quality Control Developments

As reported above, TVA completed construction and began testing of a flue gas scrubber at Kingston.  In preparation for the scrubber startup, TVA applied for and was granted a Clean Water Act permit by TDEC on October 16, 2009, to discharge wastewaters from the scrubber into the Clinch River.  On November 12, 2009, several environmental groups jointly appealed the Kingston permit to the Tennessee Water Quality Control Board.  The outcome and potential impacts of this appeal are uncertain at this time.  See Note 16 — Kingston NPDES Permit Appeal.

Coal-Combustion Products

The EPA has announced that it plans to propose new regulations for the management of coal combustion products, and the regulations are expected to be finalized in late CY 2010.  To meet anticipated, more stringent regulations requiring the installation of caps and liners at existing and new CCP landfills and to convert its CCP handling systems from wet to dry systems, TVA currently estimates that the expected cost of the CCP work will be between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.  This table excludes items already recognized on the Balance Sheets at March 31, 2010.

TVA Air, Water, and Waste Quality Estimated Potential Environmental Expenditures As of March 31, 2010
	Estimated Timetable		Total Estimated Expenditures

North Carolina lawsuit1	2010-2014		$1,726
Site environmental remediation costs2	2010	+	20
CCP conversion and remediation3	2010-2020		1,500
Proposed clean air projects4	2011-2018		4,948
Clean Water Act requirements5	2015-2020		TBD*

Notes
(1) As a result of the North Carolina lawsuit seeking caps on emissions of certain pollutants from TVA’s coal-fired plants, TVA has estimated the total costs of taking all actions required by the court. TVA is currently determining how to comply with the court’s final ruling. See Note 16 - Case Brought by North Carolina Alleging Public Nuisance.
(2) Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(3) Includes closure of impoundments, construction of lined landfills, and construction of dewatering systems.
(4) Includes air quality projects that TVA is currently planning to undertake to comply with existing and proposed air quality regulations, but does not include any projects that may be required to comply with potential greenhouse gas regulations.
(5) Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act and the EPA’s decision to revise the steam electric effluent guidelines will be determined upon finalization of the rules.
* TBD – to be determined as regulations become final

Other Events

Widows Creek Gypsum Pond.  TVA and Alabama Department of Environmental Management agreed to finalize the Consent Order issued on April 3, 2009, and the order was signed on October 13, 2009.

Ocoee Hydro Plant.  TVA continues to work with TDEC to address the issues identified in the Director’s Order dated January 12, 2009.  Subsequent to the close of the recreation season on the upper Ocoee River, in conjunction with TDEC, TVA planned and conducted a test drawdown on November 3-5, 2009, designed to identify optimum operating conditions and best management practices to limit sediment transport downstream during future drawdown operations.  Based on the results of the tests, TVA has proposed best management practices to TDEC and continues to work with TDEC on the development of an operating policy for Ocoee No. 3.  TVA has received TDEC permission to use the Ocoee No. 3 sluice gates as required for recreation and flood control releases through October 2010.

Browns Ferry Nuclear Plant.  On April 7, 2010, approximately 350 gallons of water containing the radioactive isotope tritium spilled from a water storage tank at the Browns Ferry Nuclear Plant.  The leak, which was reported to the NRC and other authorities under the industry’s voluntary reporting guidelines, was stopped and the dirt into which the water soaked was collected to be sent to a containment facility in Utah.  The leak was well below any regulatory limit and there was no danger to any employee or the public.

For a discussion of additional environmental matters affecting TVA, see Item 1, Business - Environmental Matters in the Annual Report.

Legal

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have risen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of March 31, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s financial condition, results of operations, and cash flows could be materially adversely affected.

    For a discussion of certain current Legal Proceedings involving TVA, see Note 16, which discussion is incorporated by reference into this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk from the market risks disclosed under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 12 for more information regarding TVA’s derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and Executive Vice President, Financial Services and the Vice President, Controller and Chief Risk Officer), evaluated the effectiveness of TVA disclosure and controls procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2010.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and Executive Vice President, Financial Services and the Vice President, Controller and Chief Risk Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed  to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Interim Chief Financial Officer and Executive Vice President, Financial Services and the Vice President, Controller and Chief Risk Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of January 27, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010                                                                      TENNESSEE VALLEY AUTHORITY
(Registrant)

By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John M. Hoskins
John M. Hoskins
Interim Chief Financial Officer and Executive
Vice President, Financial Services
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Deferral Agreement Between TVA and Ashok S. Bhatnagar Dated as of January 27, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Interim Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Interim Chief Financial Officer