Form 10-Q
period 2010-06-30
Tennessee Valley Authority
filed 2010-08-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
The following terms or acronyms frequently used in this Form 10-Q are defined below:

Term or Acronym	Definition
ARO	Asset retirement obligation
ART	Asset retirement trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Moody’s	Moody’s Investors Service, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NDT	Nuclear decommissioning trust
NEPA	National Environmental Policy Act
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSR	New Source Review
PCB	Polychlorinated biphenyls
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCR	Selective catalytic reduction systems
SERP	Supplemental executive retirement plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
S&P	Standard & Poor’s Rating Services
TDEC	Tennessee Department of Environment and Conservation

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

Although the Tennessee Valley Authority (“TVA”) believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•
New or changed laws, regulations, and administrative orders (“Laws”), including those related to environmental matters, and the costs of complying with these new or changed Laws as well as existing Laws;

•	Additional contributions to TVA’s pension or other post-retirement benefit plans or to TVA’s nuclear decommissioning trust (“NDT”);
•
Significant delays, cost increases, or cost overruns associated with the cleanup and recovery activities associated with the ash spill at TVA’s Kingston Fossil Plant (“Kingston”) or in construction of generation and transmission assets;

•	Fines, penalties, natural resource damages, and settlements associated with the Kingston ash spill;
•	The outcome of legal and administrative proceedings, including, but not limited to, proceedings involving the Kingston ash spill and the North Carolina public nuisance case;
•	Significant changes in demand for electricity;
•	Loss of customers;
•	The continued operation, performance, or failure of TVA’s generation, transmission, and related assets, including facilities such as coal combustion product (“CCP”) facilities;
•
The economics of modernizing aging coal-fired generating units and installing emission control equipment to meet anticipated emission-reduction requirements, which could make continued operation of certain coal-fired units uneconomical and lead to their removal from service, perhaps permanently;

•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental Laws affecting TVA’s fuel suppliers or shippers;

•	Purchased power price volatility and disruption of purchased power supplies;
•	Events involving transmission lines and other facilities not operated by TVA, including those that affect the supply of water to TVA’s generation facilities;
•	Inability to obtain regulatory approval for the construction or operation of assets;
•	Weather conditions;
•	Events at a nuclear facility, even one that is not operated by or licensed to TVA;
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

Notes

References to “Notes” are to the Notes to Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Property

TVA does not own real property.  TVA acquires real property in the name of the United States and such real property is entrusted to TVA as the agent of the United States to accomplish the purposes of the TVA Act.  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA’s personal property, any statement in this Quarterly Report referring to TVA property shall be read as referring to the real property of the United States which has been entrusted to TVA as its agent.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF OPERATIONS (Unaudited)
 (in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,204	$2,201	$6,367	$7,279
Industries directly served	324	306	1,019	1,110
Federal agencies and other	31	31	83	101
Other revenue	28	28	89	86
Total operating revenues	2,587	2,566	7,558	8,576

Operating expenses
Fuel and purchased power	786	1,043	1,999	3,658
Operating and maintenance	757	599	2,267	1,775
Depreciation, amortization, and accretion	416	397	1,240	1,191
Tax equivalents	114	128	320	413
Environmental cleanup costs — Kingston ash spill	—	258	—	933
Total operating expenses	2,073	2,425	5,826	7,970

Operating income	514	141	1,732	606

Other income (expense), net	6	2	20	13

Interest expense
Interest on debt and leaseback obligations	338	316	1,011	971
Amortization of debt discount, issue, and reacquisition costs, net	5	5	15	15
Allowance for funds used during construction and nuclear fuel expenditures	(22)	(11)	(53)	(28)
Net interest expense	321	310	973	958

Net income (loss)	$199	$(167)	$779	$(339)
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
BALANCE SHEETS
(in millions)

ASSETS
	June 30	September 30
	2010	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$198	$201
Accounts receivable, net	1,383	1,303
Inventories and other, net	1,115	961
Total current assets	2,696	2,465

Property, plant, and equipment
Completed plant	42,221	41,286
Less accumulated depreciation	(18,962)	(18,086)
Net completed plant	23,259	23,200
Construction in progress	3,048	2,600
Nuclear fuel and capital leases	1,105	961
Total property, plant, and equipment, net	27,412	26,761

Investment funds	986	983

Regulatory and other long-term assets
Deferred nuclear generating units	2,054	2,347
Other regulatory assets	7,431	7,287
Subtotal	9,485	9,634
Other long-term assets	132	174
Total regulatory and other long-term assets	9,617	9,808

Total assets	$40,711	$40,017

LIABILITIES AND PROPRIETARY CAPITAL

Current liabilities
Accounts payable and accrued liabilities	$1,526	$2,108
Environmental cleanup costs - Kingston ash spill	237	348
Accrued interest	323	401
Current portion of leaseback obligations	74	463
Current portion of energy prepayment obligations	105	105
Short-term debt, net	834	844
Current maturities of long-term debt	1,042	8
Total current liabilities	4,141	4,277

Long-term liabilities
Other long-term liabilities	4,961	4,805
Regulatory liabilities	56	130
Environmental cleanup costs - Kingston ash spill	364	354
Asset retirement obligations	2,821	2,683
Leaseback obligations	1,282	940
Energy prepayment obligations	743	822
Total long-term liabilities	10,227	9,734

Long-term debt, net	21,363	21,788

Total liabilities	35,731	35,799

Proprietary capital
Appropriation investment	4,685	4,703
Retained earnings	4,071	3,291
Accumulated other comprehensive loss	(67)	(75)
Accumulated net expense of nonpower programs	(3,709)	(3,701)
Total proprietary capital	4,980	4,218

Total liabilities and proprietary capital	$40,711	$40,017

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended June 30
(in millions)

	2010	2009

Cash flows from operating activities
Net income (loss)	$779	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and accretion	1,255	1,206
Nuclear refueling outage amortization	82	91
Amortization of nuclear fuel	177	155
Non-cash retirement benefit expense	268	105
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	(808)	778
Environmental cleanup costs - Kingston ash spill – non-cash	47	790
Changes in current assets and liabilities
Accounts receivable, net	(89)	151
Inventories and other, net	(137)	(284)
Accounts payable and accrued liabilities	(212)	59
Accrued interest	(78)	(151)
Refueling outage costs	—	(113)
Other, net	5	45
Net cash provided by operating activities	1,210	2,414

Cash flows from investing activities
Construction expenditures	(1,491)	(1,286)
Nuclear fuel expenditures	(282)	(338)
Change in restricted cash and investments	—	(17)
Purchases of investments, net	5	4
Loans and other receivables
Advances	(23)	(10)
Repayments	14	9
Other, net	4	1
Net cash used in investing activities	(1,773)	(1,637)

Cash flows from financing activities
Long-term debt
Issues	679	734
Redemptions and repurchases	(35)	(2,626)
Short-term issues, net	(10)	1,108
Proceeds from sale/leaseback financing	9	95
Payments on leases and leaseback financing	(79)	(67)
Bond premium received	28	—
Financing costs, net	(4)	(7)
Payments to U.S. Treasury	(25)	(25)
Other	(3)	(1)
Net cash provided by (used in) financing activities	560	(789)

Net change in cash and cash equivalents	(3)	(12)
Cash and cash equivalents at beginning of period	201	213

Cash and cash equivalents at end of period	$198	$201

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2010 and 2009
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Accumulated Net Expense Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at March 31, 2009 (Unaudited)	$4,713	$2,396	$(154)	$(3,698)	$3,257
Net income (loss)	—	(166)	—	(1)	(167)	$(167)
Other comprehensive income (loss)
Net unrealized gain on future cash flow hedges	—	—	218	—	218	218
Reclassification to earnings from cash flow hedges	—	—	(126)	—	(126)	(126)
Total other comprehensive income (loss)						92
Total comprehensive income (loss)						$(75)
Return on Power Facility Appropriation Investment	—	(3)	—	—	(3)
Return of Power Facility Appropriation Investment	(5)	—	—	—	(5)
Balance at June 30, 2009 (Unaudited)	$4,708	$2,227	$(62)	$(3,699)	$3,174

Balance at March 31, 2010 (Unaudited)	$4,693	$3,871	$(5)	$(3,706)	$4,853
Net income (loss)	—	202	—	(3)	199	$199
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	(76)	—	(76)	(76)
Reclassification to earnings from cash flow hedges	—	—	14	—	14	14
Total other comprehensive income (loss)						(62)
Total comprehensive income (loss)						$137
Return on Power Facility Appropriation Investment	—	(2)	—	—	(2)
Return of Power Facility Appropriation Investment	(8)	—	—	—	(8)
Balance at June 30, 2010 (Unaudited)	$4,685	$4,071	$(67)	$(3,709)	$4,980
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2010 and 2009
(in millions)

	Appropriation Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Accumulated Net Expense Stewardship Programs	Total	Comprehensive Income (Loss)

Balance at September 30, 2008	$4,723	$2,571	$(37)	$(3,694)	$3,563
Net income (loss)	—	(334)	—	(5)	(339)	$(339)
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	(105)	—	(105)	(105)
Reclassification to earnings from cash flow hedges	—	—	80	—	80	80
Total other comprehensive income (loss)						(25)
Total comprehensive income (loss)						$(364)
Return on Power Facility Appropriation Investment	—	(10)	—	—	(10)
Return of Power Facility Appropriation Investment	(15)	—	—	—	(15)
Balance at June 30, 2009 (Unaudited)	$4,708	$2,227	$(62)	$(3,699)	$3,174

Balance at September 30, 2009	$4,703	$3,291	$(75)	$(3,701)	$4,218
Net income (loss)	—	787	—	(8)	779	$779
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	(55)	—	(55)	(55)
Reclassification to earnings from cash flow hedges	—	—	63	—	63	63
Total other comprehensive income (loss)						8
Total comprehensive income (loss)						$787
Return on Power Facility Appropriation Investment	—	(7)	—	—	(7)
Return of Power Facility Appropriation Investment	(18)	—	—	—	(18)
Balance at June 30, 2010 (Unaudited)	$4,685	$4,071	$(67)	$(3,709)	$4,980
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

In response to a request by President Franklin D. Roosevelt, the U.S. Congress in 1933 enacted legislation creating the Tennessee Valley Authority (“TVA”), a government corporation.  TVA was created, among other things, to improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million.

TVA also manages the Tennessee River and its tributaries to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages land, shoreline and tributaries to provide recreational opportunities, adequate water supply, improved water quality, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies which have jurisdiction and authority over certain aspects of the river system.  TVA’s management of the Tennessee River and its tributaries was initially funded in part by appropriated funds and in part by power revenues.  TVA’s management of the Tennessee River and its tributaries will sometimes be referred to as TVA’s “stewardship” programs.

The power program has historically been separate and distinct from the stewardship programs.  TVA is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Facility Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and related properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  these activities related to essential stewardship properties do not meet the criteria of an operating segment under the accounting principles generally accepted in the United States of America (“GAAP”).  Accordingly, stewardship assets and activities are included as part of the power program, TVA’s only operating segment.

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

Basis of Presentation

TVA prepares its interim financial statements in conformity with GAAP for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements.  As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2009, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K for the year ended September 30, 2009 (the “Annual Report”).  In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

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

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

The following accounting standards have been issued, but as of June 30, 2010, were not effective and had not been adopted by TVA.

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

3.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable
	At June 30, 2010	At September 30, 2009

Power receivables billed	$337	$309
Power receivables unbilled	1,023	940
Total power receivables	1,360	1,249

Other receivables	25	56
Allowance for uncollectible accounts	(2)	(2)
Net accounts receivable	$1,383	$1,303

4.  Inventories and Other, Net

The table below summarizes the types and amounts of TVA’s inventories and other current assets:

Inventories and Other, Net
	At June 30, 2010	At September 30, 2009

Fuel inventory	$601	$535
Materials and supplies inventory	465	422
Emission allowance inventory	11	12
Allowance for inventory obsolescence	(24)	(50)
Inventories, net	1,053	919
Prepaids and other	62	42
Inventories and other, net	$1,115	$961

The $26 million reduction in the allowance for inventory obsolescence is primarily due to changes in assumptions based on a detailed inventory observation study completed during the quarter ended June 30, 2010.

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets
	At June 30, 2010	At September 30, 2009

Loans and long-term receivables, net	$85	$77
Currency swap assets	—	7
Coal contract derivative assets	40	87
Other long-term assets	7	3
Total other long-term assets	$132	$174

6.  Cost-Based Regulation

Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  These regulatory assets are included in Deferred nuclear generating units and Other regulatory assets on the June 30, 2010, and September 30, 2009 Balance Sheets.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  These regulatory liabilities are included in Accounts payable and accrued liabilities and Regulatory liabilities on the June 30, 2010, and September 30, 2009 Balance Sheets.  Components of Other regulatory assets and Regulatory liabilities are summarized in the table below.

TVA Regulatory Assets and Liabilities
	At June 30, 2010	At September 30, 2009
Regulatory Assets:
Deferred other post-retirement benefit costs	$281	$298
Deferred pension costs	3,600	3,764
Nuclear decommissioning costs	973	909
Non-nuclear decommissioning costs	393	351
Debt reacquisition costs	180	195
Unrealized losses relating to TVA’s Financial Trading Program	203	85
Unrealized losses on coal contract derivatives	27	70
Unrealized losses on certain swap and swaption contracts	603	498
Environmental cleanup costs - Kingston ash spill	1,078	933
Deferred outage costs	63	144
Other	30	40
Subtotal	7,431	7,287
Deferred nuclear generating units	2,054	2,347
Total	$9,485	$9,634

Regulatory Liabilities:
Unrealized gains on coal contract derivatives	$40	$87
Capital lease liabilities	12	26
Unrealized gains relating to TVA’s Financial Trading Program	4	17
Subtotal	56	130
Reserve for future generation	64	67
Accrued tax equivalents	—	81
Fuel cost adjustment liability: short-term	15	822
Total	$135	$1,100

Fuel Cost Adjustment.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs.  The difference between the amounts is included in the deferred account, and starting with the October 1, 2009 billing period, 50 percent of the account has been disbursed or collected on a monthly basis instead of a quarterly basis.  This change to a monthly FCA formula has resulted in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly FCA formula on October 1, 2009, the remaining balance in the existing deferred liability account balance at that date of approximately $822 million was liquidated over a nine-month period from October 1, 2009, through June 30, 2010. The liability of $15 million at June 30, 2010, represents the overcollection of FCA revenues related to the current year as computed under the new methodology.

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

7.  Kingston Fossil Plant Ash Spill

The Event.  On December 22, 2008, one of the ash cells at the Kingston Fossil Plant (“Kingston”) failed.  Approximately 5 million cubic yards of water and coal fly ash flowed out of the ash pond at Kingston  onto approximately 300 acres, primarily into the Emory River channel portion of the Watts Bar Reservoir and onto shoreline property owned by the United States and managed by TVA, and also structurally damaged three homes, interrupted utility service, and blocked a road.  Fly ash is a coal combustion product of a coal-fired plant.  Kingston used wet ash containment impoundments for fly ash.

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

               Under the Order and Agreement, response actions are classified into three categories: time-critical removal; non-time-critical removal; and remedial actions.  Generally, removal of the ash from the Emory River was considered time-critical.  However, the EPA concluded that TVA’s dredging operations should be conducted in a manner that seeks to maximize ash removal while minimizing disturbance to native sediments in the river.  Accordingly, some residual ash will remain in the Emory River, and, except for this residual ash, TVA completed the removal of the ash from the river during the third quarter of 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be substantially completed in 2014.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary constitute the remedial actions.

Insurance.  TVA has property and excess liability insurance programs in place that may cover some of the Kingston ash spill costs.  The insurers for each of these programs have been notified of the event.  Three of the insurers that provide liability insurance have denied coverage, and three other liability insurers issued reservation of rights letters.  All of the property insurers have denied coverage.  TVA and the insurance companies that have denied coverage continue to discuss coverage and estimates of covered costs.  TVA continues to provide information to the liability insurance companies that have issued reservation of rights letters but have not denied coverage.  No estimate for potential insurance recovery has been accrued.

Claims and Litigation.  Sixty lawsuits based on the Kingston ash spill have been filed.  Two of these have been voluntarily dismissed and three of the class actions have been consolidated into one action.  All of the remaining cases are pending in the United States District Court for the Eastern District of Tennessee.  See Note 16— Legal Proceedings Related to Kingston Ash Pond Spill.

TVA received an order from TDEC on June 14, 2010, that assessed penalties of approximately $12 million against TVA in connection with the ash spill.  The TDEC order stated that the penalties address violations of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act.  TVA does not plan to appeal the order.  During the third quarter of 2010, TVA paid TDEC $3 million to reimburse it for oversight costs, and TVA paid TDEC an additional $3 million on July 15, 2010.

Financial Impact.  TVA has recorded an estimate in the amount of $1.1 billion for the cost of cleanup related to this event.  In 2009, TVA originally charged a portion of this amount to expense as follows:  $525 million, $150 million, and $258 million during the three months ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively.  However, in August 2009 the TVA Board reclassified all amounts previously expensed as a regulatory asset and the amount is being charged to expense as it is collected in rates over 15 years, beginning October 1, 2009.  As the estimate changes, additional costs may be deferred and charged to expense prospectively as they are collected in future rates.

During the three months ended June 30, 2010, TVA increased the estimate for the cost of cleanup related to this event by $192 million.  The change in estimate is due to increased scope of work to be performed at the site as defined in the Engineering Evaluation Cost Analysis (“EE/CA”) work order plan which was prepared in accordance with the EPA’s Guidance on Conducting Non-Time-Critical Removal Actions under CERCLA.  In May 2010, the EPA approved TVA’s ash disposal plan, which clarified the amount of ash to be removed from the site and the final design and closure of ash ponds on site.  The plan involves moving less ash offsite than was originally assumed, which results in potential cost savings.  These potential savings are more than offset, however, by the costs of other elements of the plan, including the required expansion of the failed cell and the closure and capping of all cells on the plant site that hold wet ash.  The potential savings are also offset by the costs of handling the ash under CERCLA requirements and recently assessed penalties and regulatory oversight costs.  TVA has also found that certain previously estimated cost categories, such as dredging, were more expensive than originally estimated due to more equipment and staffing being needed to ensure timely completion of removal of time-critical ash from the river.  Final designs of holding cells and dikes are more robust than originally estimated as well.

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  Although management has developed a detailed work plan and cost estimate based on the ash disposal plan, the estimate could be subject to volatility until design plans are completed and contracts are finalized.  The design of the lateral expansion of the failed cell and the closure and capping of all ash cells is still in process.  TVA currently estimates the recovery process will be substantially completed in 2014.  As such, TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s Balance Sheets.  Costs incurred since the event through June 30, 2010, totaled $524 million, of which $108 million and $293 million were incurred during the three and nine months ended June 30, 2010, respectively.  The remaining estimated liability at June 30, 2010, was $601 million.

The $1.1 billion estimate currently includes, among other things, a reasonable estimate of costs related to ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the cleanup.

Because of the uncertainty at this time of the final costs to complete the work prescribed by the ash disposal plan, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The range of estimated costs varies from approximately $1.1 billion to approximately $1.2 billion.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the TDEC order), regulatory directives, natural resources damages, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any discovered mixed waste during ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs are also not included in the estimate as those costs are included in the non-nuclear asset retirement obligation liability.

On January 26, 2010, the owners of the landfill in Perry County, Alabama, that is receiving the ash dredged from the Emory River filed a voluntary proceeding under Chapter 11 of the U.S. Bankruptcy Code.  At this time TVA has not incurred any additional costs as a result of the filing, and the landfill has continued to receive ash since the filing.

In June 2010, a group of Perry County residents filed two lawsuits challenging the operation of the landfill in the Perry County, Alabama.  One lawsuit was filed in state court and the other lawsuit was filed in federal court.  TVA has not been named in the lawsuits.

8.  Other Long-Term Liabilities

The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At June 30, 2010	At September 30, 2009

Currency swap liabilities	$99	$51
Swaption liability	674	592
Interest rate swap liabilities	308	287
Coal contract derivative liabilities	27	80
Post-retirement and postemployment benefit obligations	3,751	3,678
Other long-term liability obligations	102	117
Total other long-term liabilities	$4,961	$4,805

9.  Asset Retirement Obligations

During the third quarter of 2010, TVA’s total asset retirement obligations (“ARO”) liability increased $68 million. The increase was comprised of $31 million of new revisions in the estimated lives and cost estimates related to Kingston’s ash storage areas and $37 million in ARO accretion. During the third quarter of 2009, the ARO liability increased $33 million due to accretion. The nuclear and non-nuclear accretion was deferred as regulatory assets. During the three and nine months ended June 30, 2010, $14 million and $41 million, respectively, of the related regulatory assets were amortized into expense since these amounts were collected in rates. The nuclear ARO liability as of June 30, 2010, was $1.9 billion. The non-nuclear ARO liability as of June 30, 2010, was $907 million.

Reconciliation of Asset Retirement Obligation Liability

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Balance at beginning of period	$2,753	$2,382	$2,683	$2,318

Non-nuclear additional obligations	31	–	28	–
	2,784	2,382	2,711	2,318

Add ARO accretion:
Nuclear accretion	26	25	78	73
Non-nuclear accretion	11	8	32	24
	37	33	110	97

Balance at end of period	$2,821	$2,415	$2,821	$2,415

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  Debt outstanding at June 30, 2010, and September 30, 2009, including the effect of translations related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At June 30, 2010	At September 30, 2009
Short-term debt
Discount notes (net of discount)	$834	$844
Current maturities of long-term debt	1,042	8
Total short-term debt, net	1,876	852

Long-term debt
Long-term debt	21,560	22,012
Unamortized discount	(197)	(224)
Total long-term debt, net	21,363	21,788

Total outstanding debt	$23,239	$22,640

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2009, to June 30, 2010.

	Date	Amount	Interest Rate
Issuances:
electronotes®	First Quarter 2010	$82	4.38%
	Second Quarter 2010	34	4.11%
	Third Quarter 2010	63	4.16%
2009 Series C Reopening	May 2010	500	5.25%
		$679
Redemptions/Maturities:
electronotes®	First Quarter 2010	$1	3.24%
	Second Quarter 2010	25	4.50%
	Third Quarter 2010	3	3.49%
2009 Series A	November 2009	2	2.25%
2009 Series B	December 2009	1	3.77%
2009 Series A	May 2010	2	2.25%
2009 Series B	June 2010	1	3.77%
		$35

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the credit facility at June 30, 2010, and September 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each, one of which matures on November 8, 2010, and the other of which matures on May 11, 2011.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, fluctuates depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At June 30, 2010, and September 30, 2009, there were $133 million and $103 million, respectively, of letters of credit outstanding under the facilities, and there were no outstanding borrowings.

11.  Seven States Power Corporation Obligation

Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase an undivided 90-percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi. As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back Seven States’ interest in the facility.

The interim period under the original agreements was to expire on April 30, 2010. On April 22, 2010, TVA and Seven States, through SSSL, amended the joint ownership agreement, lease agreement, and buy-back arrangements to extend the term of the interim arrangements by approximately three years, until April 23, 2013. The other material terms and conditions of the agreement were not changed and remain in full force and effect.  Under the amended agreements, TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date. In the event of a buy-back, TVA will re-acquire the Seven States interest in the facility and the related assets. As of June 30, 2010, the carrying amount of the obligation was approximately $413 million.

12.  Risk Management Activities and Derivative Transactions

TVA recognizes certain of its derivative instruments as either assets or liabilities on its Balance Sheets at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether TVA uses regulatory accounting to defer the derivative gains and losses, (2) whether the derivative instrument has been designated and qualifies for hedge accounting treatment and (3) if so, the type of hedge relationship (e.g., cash flow hedge).

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

Overview of Accounting Treatment

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market (Loss) Gain Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended June 30		Amount of Mark-to-Market (Loss) Gain Recognized in OCI Nine Months Ended June 30 (a)
			2010	2009	2010	2009

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$(76)	$218	$(55)	$(105)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended June 30 (a)		Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Nine Months Ended June 30 (a)
	2010	2009	2010	2009

Currency swaps	$14	$(126)	$63	$80
Note (a) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 13.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended June 30 (a)		Amount of Gain (Loss) Recognized in Income on Derivatives Nine Months Ended June 30 (a)
			2010	2009	2010	2009
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—	—	—

Coal contract derivatives	To protect against fluctuations in market prices of purchased coal (price risk)	Gains and losses are recorded as regulatory assets or liabilities. They are recognized in fuel and purchased power expense when the related coal is used in production.(b)	—	(27)	—	(27)

Commodity derivatives under Financial Trading Program	To protect against fluctuations in market prices of purchased commodities (price risk)	Realized gains and losses are recorded in earnings as fuel and purchased power expense. Unrealized gains and losses are recorded as a regulatory asset/liability.	(26)	(132)	(98)	(289)
Note
(a) All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2010, and 2009.
(b) Settlement fees associated with early contract termination are recognized in fuel and purchased power expense in the period incurred. Settlement fees with early contract terminations that qualify for regulatory accounting are recorded as regulatory assets.

Mark-to-Market Values of TVA Derivatives
	At June 30, 2010		At September 30, 2009

Derivatives that Receive Hedge Accounting Treatment:

	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Currency swaps:
£200 million Sterling	$(51)	Other long-term liabilities	$(33)	Other long-term liabilities
£250 million Sterling	(15)	Other long-term liabilities	7	Other long-term assets
£150 million Sterling	(33)	Other long-term liabilities	(18)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:

	Balance	Balance Sheets Presentation	Balance	Balance Sheets Presentation
Swaption:
$1.0 billion notional	$(674)	Other long-term liabilities	$(592)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(295)	Other long-term liabilities	(276)	Other long-term liabilities
$42 million notional	(13)	Other long-term liabilities	(11)	Other long-term liabilities
Coal contract derivatives	13	Other long-term assets $40, Other long-term liabilities ($27)	7	Other long-term assets $87, Other long-term liabilities ($80)

Commodity derivatives under Financial Trading Program:
Margin cash account*	19	Inventories and other, net	28	Inventories and other, net
Unrealized losses, net	(199)	Other regulatory assets ($203), Regulatory liabilities $4	(68)	Other regulatory assets ($85), Regulatory liabilities $17
Note
* In accordance with certain credit terms, TVA leverages financial instruments under the Financial Trading Program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Commodity Derivatives Under Financial Trading Program table below.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA has the following currency swaps outstanding as of June 30, 2010:

Currency Swaps Outstanding As of June 30, 2010
Effective Date of Currency Swap Contract	Associated TVA Bond Issues – Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2003	£150 million	2043	4.96%
2001	£250 million	2032	6.59%
1999	£200 million	2021	5.81%

When the dollar strengthens against the British pound sterling, the transaction gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens, the transaction loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in Accumulated other comprehensive loss.  If any loss (gain) were to be incurred as a result of the early termination of the foreign currency swap contract, any resulting charge (income) would be amortized over the remaining life of the associated Bond as a component of interest expense.

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

TVA uses regulatory accounting treatment to defer the mark-to-market gains and losses on these swap and swaption agreements and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swap and swaption agreements and related deferred unrealized gains and losses are recorded on TVA’s Balance sheets with realized gains or losses, if any, recorded on TVA’s Statements of operations.  There were no realized gains or losses for the three and nine months ended June 30, 2010, and 2009.

For the three and nine months ended June 30, 2010, the changes in market value resulted in deferred unrealized (losses) gains on the value of the interest rate swaps and swaption of $(318) million and $(105) million, respectively.  For the three and nine months ended June 30, 2009, the changes in market value resulted in deferred unrealized gains (losses) on the value of the interest rate swaps and swaption of $380 million and $(169) million, respectively.  All net deferred unrealized gains (losses) are reclassified as regulatory liabilities (assets) on the Balance sheets.

Commodity Derivatives

TVA enters into certain supply contracts for coal and natural gas that require delivery of fixed quantities at fixed prices.  The natural gas contracts and certain coal contracts are not required to be marked to market because (1) they are probable of physical delivery and (2) early net settlement is not probable.  Coal contracts that do not qualify for this exception are marked to market on a quarterly basis as coal contract derivatives.  Additionally, certain coal contracts contain options that permit TVA to either increase or reduce the amounts of coal delivered within specified guidelines.  Essentially, the option to take more or less coal represents a purchased option that is combined with the forward coal contract in a single supply contract.

At June 30, 2010, and September 30, 2009, TVA’s coal contract derivatives had net market values of $13 million and $7 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  TVA will defer all unrealized gains or losses related to these contracts and record only realized gains or losses as fossil fuel expense at the time the coal is used in production.  At June 30, 2010, TVA’s coal contract derivatives had terms of up to 2 years.
Coal Contract Derivatives
	At June 30, 2010			At September 30, 2009
	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)

Coal Contract Derivatives	10	25 million	$ 13	7	29 million	$ 7

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

At June 30, 2010, the only risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil.  Futures contracts and option contracts under the FTP had remaining terms of less than two years.  Swap contracts under the FTP had remaining terms of four years or less.

Commodity Derivatives Under Financial Trading Program
	At June 30, 2010		At September 30, 2009
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (mmBtu)

Futures contracts	14,130,000	(28)	30,020,000	(25)
Swap contracts	130,987,500	(162)	115,307,500	(36)
Option contracts	5,600,000	—	7,300,000	1

Natural gas financial positions	150,717,500	$(190)	152,627,500	$(60)

Fuel oil/crude oil (in barrels)

Futures contracts	147,000	$2	398,000	$3
Swap contracts	1,917,000	—	1,660,000	7
Option contracts	675,000	1	1,236,000	3
Fuel oil/crude oil financial positions	2,739,000	$3	3,294,000	$13
Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had fixed derivative contracts with market values of $(12) million and $(21) million, at June 30, 2010, and at September 30, 2009, respectively, which were recorded as regulatory assets.

Natural Gas

At June 30, 2010, TVA had natural gas hedges with notional volumes equivalent to 150,717,500 (in mmBtu), the market value of which was a net loss of $190 million. The net unrealized gains of $41 million and net unrealized losses of $130 million for the three and nine months ended June 30, 2010, respectively, were recorded as a decrease and an increase, respectively, to the regulatory asset. For the three and nine months ended June 30, 2010, TVA recognized realized losses on natural gas hedges of $30 million and $110 million, respectively, which were recorded as increases to purchased power expense.

At September 30, 2009, TVA had natural gas hedges with notional volumes equivalent to 152,627,500 (in mmBtu), the market value of which was a net loss of $60 million.  The unrealized loss of $63 million and unrealized gain of $3 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the three and nine months ended June 30, 2009, TVA recognized realized losses on natural gas hedges of $132 million and $289 million, respectively, which were recorded as increases to purchased power expense.

Fuel Oil/Crude Oil

At June 30, 2010, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 2,739,000 (in barrels), the market value of which was a net gain of $3 million.  The net unrealized losses of $17 million and $10 million for the three and nine months ended June 30, 2010, respectively, were recorded as decreases to the regulatory liability.  For the three and nine months ended June 30, 2010, TVA recognized realized gains on fuel oil/crude oil hedges of $3 million and $12 million, respectively, which were recorded as reductions of fossil fuel expense.

At September 30, 2009, TVA had notional volumes of fuel oil/crude oil hedges equivalent to 3,294,000 (in barrels), the market value of which was a net gain of $13 million.  The unrealized loss of $1 million and unrealized gain of $14 million for the year ended September 30, 2009, were deferred as a regulatory asset and a regulatory liability, respectively.  For the nine months ended June 30, 2009, TVA recognized realized losses on fuel oil/crude oil hedges of $2 million, which were recorded as increases to fossil fuel expense.  There were no realized gains or losses on fuel oil/crude oil hedges for the three months ended June 30, 2009.

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

Investment Fund Derivatives

Investment funds consist primarily of funds held in trusts designed to fund nuclear decommissioning requirements, AROs, and the supplemental executive retirement plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of June 30, 2010, and September 30, 2009, the fair value of derivative instruments in these trusts was immaterial.

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

As of June 30, 2010, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.0 billion.  TVA’s collateral obligation as of June 30, 2010, under these arrangements was $225 million, for which TVA had posted $133 million under a letter of credit.  The difference between the obligation and the collateral amount is due to the timing of the collateral posting.  Postings under the letter of credit reduce the available balance of TVA’s revolving credit facilities.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.  If the credit risk-related contingent features underlying these agreements were triggered at June 30, 2010, TVA would have been required to post up to $897 million of additional collateral with its counterparties.

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

Credit of Customers

The majority of TVA’s credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Power sales to the United States Enrichment Corporation (“USEC”), TVA’s largest industrial customer directly served, represented five percent and seven percent of TVA’s total operating revenues for the three and nine months ended June 30, 2010, respectively.  USEC’s senior unsecured credit ratings are currently ‘CCC’ by S&P’s and ‘Caa2’ by Moody’s.  As a result of its credit ratings, USEC has provided credit assurance to TVA under the terms of its power contract. TVA had concentrations of accounts receivable from seven customers that represented 36 percent and 41 percent of total outstanding accounts receivable at June 30, 2010 and September 30, 2009, respectively.

Credit of Derivative Counterparties

TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and pension fund have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of June 30, 2010, the swaption and all of TVA’s currency swaps, interest rates swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was “A2” or higher.  As of June 30, 2010, all of TVA’s coal contract derivatives were with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was “B2” or higher.

Credit of Suppliers

If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 14 different suppliers at June 30, 2010.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

As mentioned in Item 1, Business — Current Power Supply — Purchased Power and Other Agreements in the Annual Report, TVA has a power purchase agreement with Choctaw Generation, L.P. (“Choctaw”) that expires on March 31, 2032.  Choctaw’s senior secured credit ratings are currently ‘BB-’ by Standard & Poor’s and ‘B2’ by Moody’s.  As a result of its credit ratings, Choctaw has provided credit assurance to TVA per the terms of its agreement.  Additionally, USEC is TVA’s largest supplier of uranium enrichment services.  Any nonperformance by USEC could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance sheet as of June 30, 2010, and Statements of changes in proprietary capital for the three and nine months ended June 30, 2010.  Except for gains and losses on SERP assets, there has been no impact to the Statements of operations or the Statements of cash flows related to these fair value measurements.

Investments

At June 30, 2010, TVA’s investment funds were composed of $984 million of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  Trading securities are held in the nuclear decommissioning trust (“NDT”), asset retirement trust (“ART”), and SERP.  The NDT holds funds for the ultimate decommissioning of its nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that is not creditable under the qualified pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with broad equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers.  Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trust (“REIT”) securities, and cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations.  These measurements are based on market and income approaches with observable market inputs.  Private partnership investments may include venture  capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations.  These investments are classified as Level 3 valuations.  Commingled funds represent investment funds comprising multiple individual financial instruments.  The commingled funds held by the NDT and SERP consist either of a single class of security, such as equity, debt or foreign currency securities, or multiple classes of securities.  All underlying positions in the commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2).  The fair value of commingled funds is based on net asset values ("NAV") per fund share

(the unit of account), derived from the prices of the underlying securities in the funds.  These commingled funds can be liquidated at the measurement date NAV price and are classified as Level 2 valuations.  Required notification periods range from zero to 30 days.  The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.  As of June 30, 2010, TVA did not have any unfunded commitments related to the commingled funds.  The NDT had unfunded commitments related to commingled funds of $48 million at June 30, 2010, and these commitments will be funded by NDT assets.

Gains and losses on trading securities are recognized in current earnings and are based on average cost.  The SERP had unrealized losses of $2 million for the three months ended June 30, 2010, and had unrealized gains of $2 million for the three months ended June 30, 2009. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized losses of $61 million for the three months ended June 30, 2010, and had unrealized gains of $85 million for the three months ended June 30, 2009.  The ART had unrealized gains of less than $1 million for the three months ended June 30, 2010, and had unrealized losses of less than $1 million for the three months ended June 30, 2009.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or the counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2009) for companies with a similar credit rating over a time period consistent with the remaining term of the contract as of June 30, 2010.  The application of CVAs resulted in a $1 million decrease in the fair value of assets measured and a $2 million decrease in the fair value of liabilities as of June 30, 2010.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	As of June 30, 2010					As of September 30, 2009
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description
Investments:
Equity securities	$60	$—	$—	$—	$60	$83
Debt securities-U.S. government corporations and agencies	134	68	—	—	202	111
Corporate debt securities	—	160	—	—	160	203
Residential mortgage-backed securities	—	19	—	—	19	18
Commercial mortgage-backed securities	—	1	—	—	1	2
Collateralized debt obligations	—	5	—	—	5	6
Commingled funds2:
Equity security commingled funds	—	305	—	—	305	328
Debt security commingled funds	—	179	—	—	179	185
Foreign currency commingled funds	—	12	—	—	12	11
Other commingled funds	—	39	—	—	39	34
Private partnerships	—	—	2	—	2	—
Total investments	194	788	2	—	984	981
Currency swaps	—	—	—	—	—	7
Coal contract derivatives	—	—	40	—	40	87
Commodity derivatives under FTP:
Futures contracts	2	—	—	—	2	3
Swap contracts	—	7	—	(5)	2	12
Option contracts	—	—	—	—	—	2
Total commodity derivatives under FTP	2	7	—	(5)	4	17
Total	$196	$795	$42	$(5)	$1,028	$1,092
Liabilities	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting1	Total	Total
Description
Currency swaps	$—	$99	$—	$—	$99	$51
Interest rate swaps	—	308	—	—	308	287
Swaption	—	—	674	—	674	592
Coal contract derivatives	—	—	27	—	27	80
Commodity derivatives under FTP:
Futures contracts	28	—	—	—	28	25
Swap contracts	—	168	—	(5)	163	40
Option contracts	—	—	—	—	—	(2)
Total commodity derivatives under FTP	28	168	—	(5)	191	63
Total	$28	$575	$701	$(5)	$1,299	$1,073
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30, 2010			For the Nine Months Ended June 30, 2010
	Private Partnerships	Coal Contract Derivatives	Swaption	Private Partnerships	Coal Contract Derivatives	Swaption
Balances at beginning of period	$—	$—	$(448)	$—	$7	$(592)
Purchases, issuances, and settlements	2	—	—	2	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	13	(226)	—	6	(82)
Balances at June 30, 2010	$2	$13	$(674)	$2	$13	$(674)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected earnings during the three and nine months ended June 30, 2010.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at June 30, 2010, and September 30, 2009, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at June 30, 2010, and September 30, 2009, were as follows:

Estimated Values of Financial Instruments
	At June 30, 2010		At September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$198	$198	$201	$201
Loans and other long-term receivables	85	76	77	68
Short-term debt, net	834	834	844	844
Long-term debt (including current portion), net	22,405	25,111	21,796	23,757

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

14.  Other Income (Expense), Net

Other income (expense), net is comprised of the following:

Other Income (Expense), Net
	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Interest income	$1	$2	$4	$7
Gains (losses) on investments	(2)	2	1	(13)
External services	3	4	9	9
Claims settlement	—	—	—	4
Miscellaneous	4	(6)	6	6

Total other income (expense), net	$6	$2	$20	$13

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

The following table provides the components of net periodic benefit cost for the plans for the three and nine months ended June 30, 2010, and 2009.

	TVA Benefit Plan
	Three Months Ended June 30				Nine Months Ended June 30
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$24	$20	$3	$2	$74	$63	$9	$6
Interest cost	128	145	10	9	384	436	28	27
Expected return on plan assets	(140)	(135)	—	—	(404)	(407)	—	—
Amortization of prior service cost (credit)	(6)	9	1	2	(18)	27	4	4
Recognized net actuarial loss	41	3	4	1	143	11	13	5
Net periodic benefit cost as actuarially determined	47	42	18	14	179	130	54	42
Amount charged (capitalized) due to actions of regulator	24	(21)	—	—	38	(62)	—	—
Net periodic benefit cost recognized	$71	$21	$18	$14	$217	$68	$54	$42

During the nine months ended June 30, 2010, TVA did not make contributions to its pension plan.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $27 million and $21 million for other benefit costs during the nine months ended June 30, 2010, and 2009, respectively.  Net amounts capitalized due to actions of the regulator include amounts that have been deemed probable of recovery in future rates.

TVA made a contribution to the defined benefit pension plan on September 24, 2009, of $1.0 billion as an advance on its contributions through 2013.  The pension plan is required to pay substantial benefits each year.  TVA has not decided at this time whether it will make additional contributions before 2013.  The plan currently remains underfunded with obligations recognized in the Balance sheets as follows:

Obligations and Funded Status Recognized Amounts
	Pension Benefits		Other Post-retirement Benefits
	June 30, 2010	September 30, 2009	June 30, 2010	September 30, 2009

Regulatory assets	$3,600	$3,764	$281	$298
Accrued liabilities	(5)	(5)	(35)	(35)
Other long-term liabilities	(2,668)	(2,618)	(639)	(630)

Estimated benefit payments under the benefit plans by fiscal year are as follows:

Estimated Future Benefits Payments
	Pension Benefits	Other Post-retirement Benefits

2011	683	41
2012	678	45
2013	678	46
2014	678	48
2015 - 2019	3,394	245

Currently, TVA does not expect to make additional contributions to the defined benefit pension plan in 2010.

16.  Legal Proceedings

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of catastrophic events or otherwise.  These Legal Proceedings include the matters discussed below.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of June 30, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Legal Proceedings Related to Kingston Ash Pond Spill.  Sixty lawsuits based on the Kingston ash spill have been filed in the United States District Court for the Eastern District of Tennessee.  Two of those actions have been voluntarily dismissed.  The lawsuits, filed by residents, businesses, and property owners in the Kingston area, allege various causes of action in tort – including nuisance, strict liability, personal injury, and property damage – as well as inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  Four of the lawsuits are proposed class actions, and three of the proposed class actions have been consolidated.  TVA is the sole defendant in all actions except one of the proposed class actions, in which Geosyntec Consultants, Inc., and Worley Parsons Corporation are also defendants.  On March 26, 2010, the court issued its decision on TVA’s motions to dismiss the first seven actions that had been filed – the proposed class actions and three other cases filed on behalf of named individuals.  In those cases, the court dismissed (1) the tort claims related to TVA’s decisions to build and operate the ash pond and TVA’s recovery and remediation activities, (2) the plantiffs’ demand for punitive damages, and (3) the plantiffs’ demand for a jury trial.  The court denied TVA’s motions with regard to plantiffs’ tort claims concerning TVA's maintenance and upkeep of the ash pond, along with the inverse condemnation claims raised by certain plaintiffs.  The court has scheduled the first seven filed actions for trial beginning on September 13, 2011.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.  In addition, TVA has received substantial other claims from individuals and companies allegedly affected by the ash spill, and may receive additional claims.

Civil Penalty for the Kingston Ash Spill.  On June 14, 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $6 million of the obligation and may also be credited up to $2 million for performing environmental projects approved by TDEC.  The remaining obligation will be paid in installments through July 2012.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina, alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitutes a public nuisance.  On January 13, 2009, the court held that emissions from Bull Run Fossil Plant (“Bull Run”), Kingston, and John Sevier Fossil Plant (“John Sevier”), located in Tennessee, and Widows Creek Fossil Plant (“Widows Creek”), located in Alabama, constitute a public nuisance.

The court issued an order that required TVA to operate existing flue gas scrubbers and selective catalytic reduction systems (“SCRs”) at the units, to add scrubbers and SCRs at the units that did not have them by certain dates, and to meet specified emission rates and annual tonnage caps for nitrogen oxides (“NOx”) and sulfur dioxide (“SO2”) after the applicable operation dates for the scrubbers.

TVA had already made capital expenditure commitments to decrease emissions from some of the facilities, but the court ordered significant additional investments and in some instances compliance within a time frame that is shorter than TVA had planned.  The additional estimated costs of taking the actions required by the court would be approximately $1.7 billion from 2010 to 2014.

On May 29, 2009, TVA appealed the district court’s decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), and on July 26, 2010, the Fourth Circuit reversed the holding of the district court and directed the district court to dismiss the action against TVA.  In its decision, the Fourth Circuit held that state laws, including nuisance laws, could not be used to bypass the regulatory structure established by Congress and the EPA for controlling emissions; the district court improperly applied North Carolina law to power plants located in Alabama and Tennessee; and the plant operations in Alabama and Tennessee could not be considered as nuisances because both states had specifically approved these operations.

At this time, it is not clear whether North Carolina will seek additional review of the Fourth Circuit’s decision.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the Clean Air Act (“CAA”) when TVA repaired Bull Run.  On March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run were “routine” and therefore did not require NSR permits.  The plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit.

Case Involving the General Waste Products Sites.  In July 2008, a third-party complaint under CERCLA was filed against TVA in the District Court for the Southern District of Indiana, alleging that TVA and several other defendants disposed, or arranged the disposal, of hazardous materials at two General Waste Products sites in Evansville, Indiana.  This action was brought by a group of potentially responsible parties in order to require the third-party defendants to contribute to, or pay for, the remediation of the sites.  As of June 30, 2010, the total remediation cost for both sites was expected to exceed $10 million.  TVA has entered into a settlement agreement with the third-party plaintiffs which dismisses all claims made against TVA in the case.  The settlement agreement must be approved by the court before TVA is dismissed from the case.  The trial, previously scheduled to begin on July 12, 2010, has been postponed indefinitely.

Proceedings Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission (“NRC”) issued an order reinstating the construction permits for Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 and returning Bellefonte to a terminated status.  On May 8, 2009, the Blue Ridge Environmental Defense League (“BREDL”), the Bellefonte Efficiency and Sustainability Team (“BEST”), and the Southern Alliance for Clean Energy (“SACE”) filed a petition to intervene in the NRC construction permit proceeding, raising several contentions regarding reinstatement of the construction permits.  Holding their other contentions in abeyance, the NRC directed BREDL, BEST, SACE, TVA, and NRC staff to submit briefs addressing whether the NRC has the statutory authority to reinstate the construction permits.  On January 7, 2010, the NRC issued a decision holding that the NRC has legal authority to reinstate the construction permits, dismissing the first two contentions submitted by BREDL, BEST, and SACE.  The NRC referred the remainder of the contentions to an Atomic Safety and Licensing Board (“ASLB”) for further proceedings.  On April 2, 2010, the ASLB issued its decision, finding that although BREDL and SACE established standing, they failed to proffer an admissible contention, and the ASLB dismissed their hearing petition.  On April 20, 2010, BREDL and SACE filed a motion for additional time to file an appeal of the ASLB’s April 2, 2010 decision and also filed the appeal itself.  On April 30, 2010, TVA filed its answer opposing the motion for additional time and filed a brief in opposition to the appeal.  A decision by the NRC is pending.

On March 30, 2009, BREDL filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC’s authority to reinstate the construction permits and alleging that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  On May 6, 2009, the D.C. Circuit granted TVA’s motion to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging NRC’s compliance with NEPA and the NRC’s authority to reinstate the construction permits.  TVA’s motion to intervene was granted and TVA filed a motion for the court to dismiss BREDL’s second petition.  On July 26, 2010, the D.C. Circuit issued an order consolidating the two BREDL petitions and continuing the stay of the case.  This consolidation effectively grants TVA’s request to dismiss the second petition; further action in this case is not expected until the NRC addresses BREDL’s appeal of the ASLB’s April 2, 2010 decision, described above.

Administrative Proceeding Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, BEST, BREDL, and SACE submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  No hearing will take place until the NRC issues a final Environmental Impact Statement and final Safety Evaluation Report for the units, which is not anticipated until the fall of 2011.

Administrative Proceeding Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Nuclear Plant (“Watts Bar”) Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one of the two admitted contentions, and the sole remaining contention concerns the effects of two-unit operation on nearby aquatic resources.  On March 26, 2010, the NRC affirmed the ASLB’s decision denying the other petitioners the opportunity to participate.  After providing additional information to the NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA’s motion to dismiss the contention.  A hearing on the remaining contention is scheduled to take place between July and September 2011.  SACE has also asked the ASLB to waive the NRC’s longstanding regulations establishing that, for the purposes of NEPA, need for power and alternative energy sources issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to the NRC for consideration.  Subsequently, on July 15, 2010, SACE filed a petition for interlocutory review of this decision with the NRC.  TVA filed its answer opposing this petition July 26, 2010.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal.  The plaintiffs allege that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs seek monetary damages among other relief.  The district court dismissed the case on the grounds that the plaintiffs lacked standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”).  In October 2009, the Fifth Circuit reversed the dismissal of the public and private nuisance, trespass, and negligence claims, affirmed the dismissal of the unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims, and remanded the case to the district court for further proceedings.  TVA and the other defendants filed a petition seeking a rehearing by the entire Fifth Circuit, which the Fifth Circuit granted.  The case had been scheduled for rehearing before the entire court, but on April 30, 2010, the Fifth Circuit issued an order stating that it lost the necessary quorum to rehear the appeal.  On May 28, 2010, the court determined that it had no viable way to rehear the case and concluded that the Fifth Circuit’s original decision was vacated.  The result is that the district court’s ruling dismissing the case was reinstated.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision and remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit, which petition was denied on March 5, 2010.  Thereafter, the Second Circuit granted defendants’ motions to stay the cases pending the filing of petitions for review by the U.S. Supreme Court.

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

Case Involving Tennessee Valley Authority Retirement System Board Members.  On March 5, 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System (“TVARS”) filed suit in the United States District Court for the Middle District of Tennessee against the six current members of the TVARS Board of Directors (“TVARS Board”).  The lawsuit challenges the TVARS Board’s decision to (1) reduce the calculation for cost of living adjustment (“COLA”) benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, (3) increase the eligibility age to receive COLAs to age 60, and (4) suspend the TVA contribution requirements for 2010 through 2013.  The plaintiffs allege that the amendments violated the TVARS Board members’ fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs’ contractual rights, among other claims.  The plaintiffs seek damages, an order directing the TVARS Board to rescind the amendments, and other relief.  Five of the six individual defendants have filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  Another group may file a similar lawsuit.

17.  Subsequent Events

On July 22, 2010, TVA entered into a new $1.0 billion revolving credit facility with five lenders that matures on May 11, 2011. This credit facility replaces TVA’s previous $1.0 billion credit facility maturing on August 10, 2010.  The credit facility also accommodates the issuance of letters of credit.  The interest rate on any borrowing under this facility is variable based on market factors and the rating of TVA’s senior unsecured long-term noncredit enhanced debt. TVA is required to pay an unused facility fee on the portion of the $1.0 billion against which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA anticipates renewing this credit facility or replacing it with a different credit facility as it matures.

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

Executive Overview

TVA continued to see improvement in business conditions during the quarter ended June 30, 2010, while continuing to face certain challenges.  Overall sales of electricity increased over six percent for the third quarter of 2010 compared to the third quarter of 2009 primarily due to warmer weather.  The improvement in the economic conditions in the TVA service area resulted in sales to industrial customers increasing over 12 percent, even though one of TVA’s larger directly served customers reduced its purchases.  Despite the six percent increase in overall sales, revenues increased less than one percent in the third quarter of 2010 compared to the third quarter of 2009, primarily due to lower fuel cost adjustment (“FCA”) revenues resulting from a decrease in the FCA rate in the third quarter of 2010, which includes the liquidation of FCA amounts that were overcollected in prior periods, as compared to the same period of the prior year.  Lower FCA revenue was mitigated in part by a base rate increase of nine percent that became effective on October 1, 2009.  The base rate increase has provided additional revenue of $484 million for the first nine months of 2010 and is expected to provide an additional $300 million for the remaining three months of 2010.

The overcollection of the FCA during 2009 resulted from market prices for fuel-related commodities being lower than forecasted.  Starting with the October 1, 2009 billing period, the FCA formula changed from a quarterly to a monthly basis.  This change to a monthly FCA formula has resulted in smaller reconciliations and faster liquidation of any balances.  At September 30, 2009, there was a balance that represented an overcollection through the FCA of $822 million, whereas at June 30, 2010, the FCA related to the current year, as computed under the new methodology, had been overcollected by only $15 million.

The current period FCA rate increased in each of June, July, and August of 2010 as compared to the previous month.  These increases resulted in a 5.0 percent, 3.0 percent, and 1.5 percent increase in overall wholesale rates, respectively.

Net income for the three months ended June 30, 2010, was $199 million as compared to a net loss of $167 million for the same period in the prior year.  The results for the third quarter of 2009 included $258 million of expenses related to the ash spill at the Kingston Fossil Plant (“Kingston”) in December 2008, which was reclassified as a regulatory asset in August 2009.

Sales of electricity increased nearly four percent for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, with comparable increases in sales to both municipalities and cooperatives and directly served industries.  Despite the increase in sales, revenues decreased nearly 12 percent in the first nine months of 2010 compared to the same period of 2009, primarily due to lower FCA revenue resulting from a decrease in the FCA rate, which includes the liquidation of FCA amounts that were overcollected in prior periods.  Lower FCA revenue was mitigated in part by a base rate increase of nine percent that became effective on October 1, 2009.

Net income for the nine months ended June 30, 2010, was $779 million as compared to a net loss of $339 million for the same period in the prior year.  The loss in the nine months ended June 30, 2009, included $933 million of expenses related to the ash spill at Kingston, which was reclassified as a regulatory asset in the fourth quarter of 2009.

Financial markets experienced significant volatility during the nine months ended June 30, 2010.  However, investments in TVA’s nuclear decommissioning trust (“NDT”), asset retirement trust (“ART”), and pension funds all experienced modest gains during this period.

Above normal rainfall during the latter part of 2009 and first part of 2010 allowed TVA to increase lower-cost hydroelectric generation by 36 percent, or 3,300 gigawatt hours (“GWh”), in the first nine months of 2010 as compared to the first nine months of 2009.  The increased hydroelectric generation displaced generation by fossil fuel plants, which helped reduce fuel costs.

Other positive developments during 2010 include:

•
TVA’s receipt of favorable court rulings related to (1) its alleged violation of the New Source Review regulations at its Bull Run Fossil Plant (“Bull Run”) and (2) the North Carolina public nuisance case;

•	Revision to its 2010 sales forecast to be nearly four percent higher than 2009 sales primarily due to the slight improvement of economic conditions and more favorable weather;
•	TVA’s completion of the removal of the time-critical ash from the Emory River during the third quarter of 2010; and
•	Completion of the installation of the Kingston scrubbers.

TVA also faces challenges through the remainder of 2010 and for several years to come, including:

•	The economic recovery is still uncertain, even with the increased sales during the quarter ended June 30, 2010.
•
TVA is capital intensive and, like other utilities, must obtain large amounts of capital to maintain its aging power system infrastructure and invest in new power assets, yet at the same time TVA has a $30 billion limit on the amount of its outstanding bonds, notes, and other evidences of indebtedness (“Bonds”).

•
Laws may be passed or regulations may go into effect that will require electric utilities to reduce greenhouse gas (“GHG”) emissions, further reduce hazardous air pollutant emissions, obtain a specified portion of their power supply from renewable resources, and install caps and synthetic liners at existing and new coal combustion product (“CCP”) landfills.

•	These new laws and regulations may also negatively affect the economics of coal units.
•	Efforts to end the wet storage of fly ash, bottom ash, and gypsum at TVA’s coal-fired plants will involve significant investment.
•
The pension fund assets, as impacted by recent financial market volatility, experienced negative returns during the three months ended June 30, 2010, while experiencing positive returns for the nine months ended June 30, 2010.  The pension fund remains underfunded at June 30, 2010.

•	TVA has been discussing with its distributor customers moving from TVA’s current end-use rate structure to a new wholesale rate structure.
•	TVA may potentially remove from service some of its coal-fired power plants or units.
•	Due to the age and condition of some of its generation facilities, TVA may incur significant costs to operate and maintain these facilities.

Some of these items are discussed in more detail below.

As discussed in the Annual Report and elsewhere in this Quarterly Report, TVA’s capital budget for 2010 includes expenditures for construction of environmental controls, new generation sources, and CCP dry storage facilities.  TVA expects to meet its financial requirements in 2010 with power revenue and additional borrowing.

Challenges and Key Initiatives During 2010

Kingston Ash Spill

TVA continues cleanup and recovery efforts related to the Kingston ash spill in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010.  Removal of the remaining ash is considered to be non-time-critical.  TVA estimates that this work will be substantially completed in 2014.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.  This assessment and any additional activities found to be necessary are considered the remedial actions.

TVA has recorded an estimate in the amount of $1.1 billion for the cost of cleanup related to this event.  In 2009, TVA originally charged a portion of this amount to expense as follows:  $525 million, $150 million, and $258 million during the three months ended December 31, 2008, March 31, 2009, and June 30, 2009, respectively.  However, the TVA Board reclassified all amounts previously expensed as a regulatory asset during the fourth quarter of 2009 and the amount is being charged to expense as it is collected in rates over 15 years, beginning October 1, 2009.  Any estimate changes will also be deferred and charged to expense prospectively as they are collected in future rates.

During the three months ended June 30, 2010, TVA increased the estimate for the cost of cleanup related to this event by $192 million.  The change in estimate is due to increased scope of work to be performed at the site as defined in the Engineering Evaluation Cost Analysis (“EE/CA”) work order plan which was prepared in accordance with the EPA’s Guidance on Conducting Non-Time-Critical Removal Actions under CERCLA.  In May 2010, the EPA approved TVA’s ash disposal plan, which clarified the amount of ash to be removed from the site and the final design and closure of ash ponds on site.  The plan involves moving less ash offsite than was originally assumed, which results in potential cost savings.  These potential savings are more than offset, however, by the costs of other elements of the plan, including the required expansion of the failed cell and the closure and capping of all cells on the plant site that hold wet ash.  The potential savings are also offset by costs of handling the ash under CERCLA requirements and recently assessed penalties and regulatory oversight costs.  TVA has also found that certain previously estimated cost categories, such as dredging, were more expensive than originally estimated due to more equipment and staffing being needed to ensure timely completion of removal of time critical ash from the river.  Final designs of holding cells and dikes are more robust than originally estimated as well.

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA currently estimates the recovery process will be substantially completed in 2014.  As such, TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s Balance Sheets.  Costs incurred since the event through June 30, 2010, totaled $524 million, of which $108 million and $293 million were incurred during the three and nine months ended June 30, 2010, respectively.  The remaining estimated liability at June 30, 2010, was $601 million.

Because of the uncertainty at this time of the final costs to complete the work prescribed by the ash disposal plan, a range of reasonable estimates has been developed by cost category and either the known amounts, most likely scenarios, or low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The range of estimated costs varies from approximately $1.1 billion to approximately $1.2 billion.  See Note 7.

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

Coal-Fired Generation

Future environmental regulations could result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and financing requirements.  TVA currently has approximately 15,000 MW of coal-fired generation.  Approximately 6,800 MW of this capacity are from units that do not have scrubbers or, in some cases, other emission controls.  Current and future environmental laws and judicial actions may require TVA to install scrubbers and other emission controls to continue operating these units.  TVA is reviewing its options with respect to the units without emission control devices and these options include, among other things, installing scrubbers or other emission controls or removing the units from service, perhaps permanently.  Currently, the net book value of all the units without emission controls totals approximately $1 billion.  TVA may begin to make decisions about some of these units in the near future.

On July 14, 2010, Unit 5 at Widows Creek Fossil Plant was removed from service due to a suspected generator fault experienced during unit start-up.  It may prove uneconomical to fully repair the unit due to its age, its general material condition, and TVA’s expectations for power demand.  In this case, the unit could be considered for permanent removal from service during the early part of 2011.

Browns Ferry Nuclear Plant

On January 20, 2010, the NRC issued a fire protection inspection report for TVA’s Browns Ferry Nuclear Plant (“Browns Ferry”).  The report identified three apparent violations related to Browns Ferry’s fire protection program of greater than very low safety significance.  Two of the apparent violations primarily related to a failure to ensure that some cables associated with equipment required for safe shutdown, and for maintaining a safe shutdown condition, were adequately protected in the event of fire as specified in the NRC’s regulations.  The third apparent violation involved an inappropriate revision to Browns Ferry’s instructions relating to safe shutdowns after fire that could have delayed a proper response to a fire event.

The NRC determined that none of the apparent violations presented an immediate safety concern because TVA implemented compensatory measures to protect the plant in the event of a fire while longer-term corrective actions are being implemented.  On April 19, 2010, the NRC issued its final determination regarding the apparent violations.  The NRC combined the first two violations and concluded that this finding should be characterized as having substantial safety significance requiring additional inspections by the NRC.  The second violation was determined to be of low to moderate significance and will also require additional NRC inspection.  By letter dated June 17, 2010, the NRC documented its acceptance of TVA's response to the violations.  TVA has put compensatory measures in place at Browns Ferry designed to maintain a low level of risk due to fire.  Browns Ferry is in the process of transitioning to the use of National Fire Protection Association Standard 805.  This is a multi-year effort that is estimated to cost $12 million to $15 million.

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

The interim period under the original agreements was to expire on April 30, 2010. On April 22, 2010, TVA and Seven States, through SSSL, amended the joint ownership agreement, lease agreement, and buy-back arrangements to extend the term of the interim arrangements by approximately three years, until April 23, 2013. The other material terms and conditions of the agreements were not changed and remain in full force and effect.  Under the amended agreements, TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date. In the event of a buy-back, TVA will re-acquire the Seven States interest in the facility and the related assets. As of June 30, 2010, the carrying amount of the obligation was approximately $413 million.

Organizational Effectiveness Initiative

Following the Kingston ash spill, the TVA Board directed management to develop a plan to improve TVA’s control systems, operating standards, and corporate culture.  TVA has embarked on an agency-wide organizational effectiveness initiative to transform TVA into a more effective and accountable operation.  Organizational design changes were made in the first nine months of 2010 and further changes are expected as implementation of the initiative continues.  Management expects that the initiative will result in a more effective operating structure for TVA in the future.

Resource Planning

            In September 2010, TVA plans to issue a draft of its Integrated Resource Plan (“IRP”) and associated Environmental Impact Statement (“EIS”) for public comment.  The final IRP and EIS are expected to be released in the spring of 2011.  The IRP will present multiple strategies and related generation portfolios considering a broad range of supply-and-demand-side resource options.  The EIS will analyze the impacts of each resource option and resource strategy on a programmatic level.  The IRP and EIS will help inform TVA and its Board in strategic planning activities.

Renewable and Clean Energy

In accordance with TVA’s 2008 Environmental Policy, TVA is working toward obtaining additional power supply from clean or renewable sources by 2020.  TVA defines its clean energy portfolio as energy that has a zero or near-zero carbon dioxide (“CO2”) emission rate, including nuclear and renewables such as energy production that is sustainable and often naturally replenished.

TVA has entered into seven contracts for the purchase of up to 1,380 megawatts (“MW”) of renewable wind energy.  The wind resources are located in North Dakota, South Dakota, Illinois, Kansas, and Iowa.  TVA began receiving 300 MW of the wind energy in May 2010 and expects to receive an additional 115 MW beginning in the fall of 2010.  The remaining wind resources are under construction with expected deliveries beginning in CY 2012.  These deliveries are subject to applicable environmental requirements and firm transmission paths being secured.

Peak Power Reduction Program

On July 13, 2010, TVA executed an agreement with EnerNOC, Inc. ("EnerNOC"), a leading provider of clean and intelligent energy management applications and services, for a demand response program that will provide up to 560 MW of peak load reduction.  Under the program, TVA’s electricity requirements during periods of highest demand can be reduced by the equivalent capacity of up to three new gas-fired combustion turbine units.  The agreement with EnerNOC provides for payments from TVA to EnerNOC as the aggregator of the load of participating commercial and industrial facilities.

Wholesale Rate Changes

Over the last several months, TVA has been discussing with its distributors and directly-served customers a move from TVA’s current rate structure to a new wholesale rate structure, which includes seasonal and time-of-use rates.  TVA anticipates that the initial implementation of the rate change will begin in 2011.  The purpose of a transition to seasonal and time-of-use rate structures is to more closely align TVA’s revenue recovery with its costs that vary by season and time of day.  The new wholesale rates are designed to be revenue neutral to TVA, so this change in structure will not materially impact TVA’s annual revenue recovery.  There will, however, be some seasonal structural changes that may impact the timing of the revenue recovery between seasons.  The TVA Board must approve the new rates before they can take effect.

Pension Fund

On September 24, 2009, TVA contributed $1.0 billion to TVA’s pension plan for 2010 through 2013. As of September 30, 2009, TVA's pension plan had assets of $6.6 billion compared with liabilities of $9.3 billion, primarily due to the market losses sustained by the portfolio during the recent global economic recession.   TVA’s plan remained underfunded at June 30, 2010.   Assets in the plan at June 30, 2010 were approximately $6.3 billion.  The ability of the plan’s funded status to quickly improve will be limited because there are almost twice as many retirees as current employee participants.  The plan currently has over 22,000 retirees receiving benefits in excess of approximately $500 million per year.  At this time, TVA does not have plans to make additional contributions to the plan for 2010.

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

Cyber Security

Cyber security and the protection of TVA operations and activities are a priority.  Because it is subject to several regulatory requirements specific to cyber security, TVA uses a defense-in-depth security model in an effort to prevent, detect, respond to, and recover from threats against its systems.  TVA plans to modify and upgrade its protections as technology advances and threat environments and business requirements change.  TVA currently plans to spend approximately $20 million to $40 million in cyber security updates between 2010 and 2013.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, two credit facilities totaling $2.0 billion, and occasional proceeds from other financing arrangements.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the limit on the amount of Bonds TVA may have outstanding at any one time is $30 billion.  The level of the capital investments TVA anticipates that may be needed to meet strategic planning goals over the next decade is such that TVA expects that it will not be able to use debt to finance all of its costs.  Capital spending requirements could be met with a combination of financing, additional power sales, cost reductions, and rate increases, or in other ways.  Certain sources of liquidity are discussed below.

Issuance of Debt. TVA issues power bonds with maturities of one to 50 years, primarily to refinance previously-issued power bonds as they mature.  In the first nine months of 2010, TVA issued $179 million of electronotes®, including $39 million with an interest rate of 4.10 percent and $23 million with an interest rate of 4.25 percent during the quarter ended June 30, 2010.  In May 2010, TVA issued an additional $500 million of 2009 Series C power bonds with an interest rate of 5.25 percent. See Note 10 — Debt Securities Activity for more information related to TVA’s debt activities.

Credit Facility Agreements.  Pursuant to the TVA Act, TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2010, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the credit facility at June 30, 2010, and September 30, 2009.

TVA also has short-term funding available in the form of two short-term revolving credit facilities of $1.0 billion each.  These credit facilities will mature on November 8, 2010, and May 11, 2011.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.0 billion which TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At June 30, 2010, there were $133 million of letters of credit outstanding under the facilities, and there were no outstanding borrowings.  TVA anticipates renewing each credit facility or replacing it with a different credit facility as it matures.  See Note 10 — Short-Term Debt.

Call Monetization Transactions. From time to time TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  As a result of an inversion of the swap yield curve and volatility in global financial markets, coupled with a decrease in swap rates to historically low rates, beginning December 1, 2008, TVA was required to post collateral with a counterparty under the terms of a swaption agreement ($1 billion notional).  The value of the swaption at June 30, 2010, was such that TVA’s collateral obligation was $225 million and collateral postings were $133 million.  See Note 12 — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA’s derivative liabilities.

Summary Cash Flows. A summary of cash flow components for the nine months ended June 30, 2010, and 2009, follows:

Summary Cash Flows For the Nine Months Ended June 30
	2010	2009
Cash provided by (used in):
Operating activities	$1,210	$2,414
Investing activities	(1,773)	(1,637)
Financing activities	560	(789)
Net change in cash and cash equivalents	$(3)	$(12)

Operating Activities.  Net cash flows from operating activities decreased $1.2 billion for the nine months ended June 30, 2010.  This decrease resulted from a decrease in operating revenues primarily due to FCA rate decreases.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities increased $136 million for the nine months ended June 30, 2010.  The increase resulted primarily from an additional $205 million spent on major projects in process including new combined cycle and combustion turbine plants, as well as the new unit at Watts Bar Nuclear Plant (“Watts Bar”).  This increase was partially offset by a decrease of $56 million in expenditures for uranium enrichment and fabrication of nuclear fuel related to the normal year-to-year variability resulting from the timing of refueling outages at the nuclear plants.

Financing Activities.  Net cash flows provided by financing activities were $560 million during the nine months ended June 30, 2010, as compared to net cash flows used by financing activities of $789 million during the same period of the prior year.  The change was primarily due to net issuances of long-term debt of $644 million during the first nine months of 2010 as compared to net redemptions and repurchases of $1.9 billion during the same period in 2009.  The increase in debt issuance reflects the need for cash to fund capital expenditures and other investing activities that was not fully provided by operating activity cash flows.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2010, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2010	1	2011	2012	2013	2014	Thereafter	Total

Debt2	$834		$1,008	$1,523	$2,308	$32	$17,763	$23,468
Interest payments relating to debt	244		1,294	1,266	1,122	1,036	18,883	23,845
Lease obligations
Capital	14		92	43	384	—	3	536
Non-cancelable operating	13		49	41	39	29	196	367
Purchase obligations
Power	72		274	250	198	191	4,542	5,527
Fuel	795		1,530	1,013	928	766	1,857	6,889
Other	25		82	119	128	123	2,753	3,230
Expenditures for emission control commitments3	—		837	455	325	109	—	1,726
Litigation settlement	—		3	3	3	3	—	12
Environmental cleanup costs- Kingston ash spill	78		220	124	97	82	—	601
Payments on other financings	17		94	98	99	100	817	1,225
Payments to U.S. Treasury
Return of Power Facility Appropriation Investment	20		20	20	20	10	—	90
Return on Power Facility Appropriation Investment	9		21	22	20	19	253	344
Total	$2,121		$5,524	$4,977	$5,671	$2,500	$47,067	$67,860
Notes
(1) Period July 1 – September 30, 2010
(2) Does not include noncash items of foreign currency valuation gain of $32 million and net discount on sale of Bonds of $197 million.
(3) Expenditures for emission control commitments represent TVA’s current estimate of costs that may be incurred as a result of the court order in the case brought by North Carolina alleging public nuisance. See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2010	1	2011	2012	2013	2014	Thereafter	Total
Energy Prepayment Obligations	$26		$105	$105	$102	$100	$410	$848
Note (1) Period July1 - September 30, 2010

Results of Operations

Sales of Electricity

The following table compares TVA’s electricity sales statistics for the three and nine months ended June 30, 2010, and 2009:

Sales of Electricity (Millions of kWh)
	Three Months Ended June 30			Nine Months Ended June 30
	2010	2009	Percent Change	2010	2009	Percent Change

Sales of electricity
Municipalities and cooperatives	33,004	31,465	4.9%	101,026	97,446	3.7%
Industries directly served	7,242	6,448	12.3%	24,267	23,033	5.4%
Federal agencies and other	505	485	4.1%	1,479	1,507	(1.9%)

Total sales of electricity	40,751	38,398	6.1%	126,772	121,986	3.9%

Heating degree days	119	230	(48.3%)	3,668	3,395	8.0%
Cooling degree days	847	666	27.2%	868	748	16.0%
Combined degree days	966	896	7.8%	4,536	4,143	9.5%

The 2.4 billion kilowatt-hour (“kWh”) increase in sales for the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to a 1.5 billion kWh increase in sales to Municipalities and cooperatives as a result of hotter weather, particularly during the months of May and June 2010.  The average temperatures for the Tennessee Valley were 4.9 degrees hotter than normal for the three months ended June 30, 2010, and 3.4 degrees hotter than the three months ended June 30, 2009.  Sales to Industries directly served also increased 794 million kWh for the three months ended June 30, 2010, compared to the same period in 2009, as a result of improving economic conditions.

The 4.8 billion kWh increase in sales for the nine months ended June 30, 2010, was primarily due to a 3.6 billion kWh increase in sales to Municipalities and cooperatives primarily due to an increase in residential sales as a result of favorable weather experienced during the first nine months of 2010.   Additionally, sales to Industries directly served increased 1.2 billion kWh as a result of improving economic conditions.  Despite the increase in sales from Industries directly served and the commercial and industrial customers of TVA’s distributors compared to the nine months ended June 30, 2009, sales to these customers were lower than sales levels prior to the economic downturn.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2010, and 2009:

Summary Statements of Operations

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Operating revenues	$2,587	$2,566	$7,558	$8,576
Operating expenses	(2,073)	(2,425)	(5,826)	(7,970)
Operating income	514	141	1,732	606
Other income, net	6	2	20	13
Interest expense, net	(321)	(310)	(973)	(958)
Net income (loss)	$199	$(167)	$779	$(339)

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2010, and 2009, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2010	2009	Percent Change	2010	2009	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,204	$2,201	0.1%	$6,367	$7,279	(12.5%)
Industries directly served	324	306	5.9%	1,019	1,110	(8.2%)
Federal agencies and other	31	31	0.0%	83	101	(17.8%)
Other revenue	28	28	0.0%	89	86	3.5%

Total	$2,587	$2,566	0.8%	$7,558	$8,576	(11.9%)

Operating revenues increased $21 million, or 0.8 percent, and decreased $1.0 billion, or 11.9 percent, for the three and nine months ended June 30, 2010, respectively, compared to the same periods in 2009 due to the following:

	Three Month Change	Nine Month Change

FCA rate changes	$(258)	$(1,777)
Base rate changes	149	484
Volume	130	272
Other revenue	0	3
Total	$21	$(1,018)

Starting with the October 1, 2009 billing period, the FCA formula changed from a quarterly to a monthly basis.  This change to a monthly FCA formula has resulted in smaller reconciliations and faster liquidation of any balances.  At September 30, 2009, there was a FCA liability balance of $822 million that represented an overcollection of fuel and purchased power costs in 2009 when these costs were lower than TVA had forecasted.  The $822 million was liquidated over the nine-month period from October 1, 2009 through June 30, 2010.  The FCA rates for the three and nine month periods ended June 30, 2010, which included the liquidation of FCA amounts that were overcollected in prior periods, were lower than the FCA rates in the same periods of 2009.

Significant items contributing to the $21 million increase in operating revenues for the three months ended June 30, 2010, compared to the same period in 2009 included:

•
A $3 million increase in revenues from Municipalities and cooperatives primarily due to an increase in average base rates of 6.5 percent due to base rate increases effective October 1, 2009, which provided $134 million in revenues, and an increase in sales volume of 4.9 percent, which increased revenues an additional $97 million.  These increases were partially offset by FCA rate decreases which reduced revenues by $228 million.

•
An $18 million increase in revenues from Industries directly served primarily due to an increase in average base rates of 4.4 percent, which provided $13 million in revenues, and an increase in sales volume of 12.3 percent, which increased revenues an additional $32 million.  These increases were partially offset by FCA rate decreases, which reduced revenues by $27 million

Significant items contributing to the $1.0 billion decrease in operating revenues for the nine months ended June 30, 2010, compared to the same period in 2009 included:

•
A $912 million decrease in revenues from Municipalities and cooperatives primarily due to the FCA rate decreases, which reduced revenues by $1.6 billion.  This decrease was partially offset by an increase in average base rates of 7.0 percent due to base rate increases effective October 1, 2009, which provided $439 million in revenues, and an increase in sales volume of 3.7 percent, which increased revenues an additional $223 million.

•
A $91 million decrease in revenues from Industries directly served primarily due to FCA rate decreases, which reduced revenues by $182 million.  This decrease was partially offset by an increase in average base rates of 4.1 percent, which provided $41 million in revenues, and an increase in sales volume of 5.4 percent, which increased revenues an additional $50 million.

•
An $18 million decrease in revenues from Federal agencies and other as a result of an $18 million decrease in revenues from federal agencies directly served primarily due to the FCA rate decreases and decreased sales volume of 1.2 percent.  This decrease was partially offset by an increase in average base rates of 5.2 percent.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2010, and 2009, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2010	2009	Percent Change	2010	2009	Percent Change
Fuel and purchased power	$786	$1,043	(24.6%)	$1,999	$3,658	(45.4%)
Operating and maintenance	757	599	26.4%	2,267	1,775	27.7%
Depreciation, amortization, and accretion	416	397	4.8%	1,240	1,191	4.1%
Tax equivalents	114	128	(10.9%)	320	413	(22.5%)
Environmental cleanup costs - Kingston ash spill	—	258	—	—	933	—
Total operating expenses	$2,073	$2,425	(14.5%)	$5,826	$7,970	(26.9%)

Operating expenses decreased $352 million for the three months ended June 30, 2010, and $2.1 billion for the nine months ended June 30, 2010, compared to the same periods in 2009.  A significant driver for the decreases in operating expenses is related to the Environmental cleanup cost – Kingston ash spill expenses of $258 million and $933 million recognized for the three and nine months ended June 30, 2009, respectively.  During August 2009, the TVA Board approved the recovery of Kingston ash spill costs in future rates, and the amount previously expensed was reclassified as a regulatory asset to be amortized over a period of 15 years so that only the amortization (described below) appears in the three and nine-month periods of 2010.  See Note 7.

Other significant drivers contributing to the $352 million decrease in operating expenses for the three months ended June 30, 2010, compared to the same period in 2009 are described below:

Fuel and purchased power expense decreased $257 million due to:

•
A $262 million decrease in fuel and purchased power expense related to the FCA mechanism.  This decrease was primarily the result of a decrease in theFCA rate, which included the liquidation of FCA amounts that were overcollected in prior periods.

•
A $35 million decrease in purchased power expense comprised primarily of a $102 million decrease in net realized losses related to natural gas derivatives for the three months ended June 30, 2010, compared to the same period in 2009.  This decrease was partially offset by an increase in purchased power volume of 15.4 percent for the three months ended June 30, 2010, compared to the same period in 2009, which increased purchased power expense by $35 million.  The average price of purchased power increased 11.9 percent for the quarter from the comparable quarter of 2009, which increased expense by $32 million.  While average prices were slightly higher this quarter, the rates were still economically favorable, which is why TVA decided to purchase more power during the third quarter of 2010 when compared to the same quarter during 2009.

•
A $40 million increase in fuel expense resulting from an increase in net thermal generation of 9.8 percent, which increased fuel expense by $44 million, partially offset by a slight decrease in the aggregate fuel cost per kilowatt-hours of net thermal generation, which decreased fuel expense by $4 million.  The increase in net thermal generation was primarily due to higher electricity sales during the three months ended June 30, 2010.

Operating and maintenance expense increased $158 million partially as a result of a $54 million increase in pension and postretirement benefit expense due to recent market declines combined with a reduction in the assumed discount rate used to estimate the pension and postretirement liabilities.  Postemployment benefit costs increased $23 million primarily due to an increase in the accrual based on an actuarial study that indicates workers’ compensation claims are ultimately costing more than previous studies predicted, and other benefit costs increased $21 million.  TVA recognized $16 million in expense due to amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset, and this expense was not present for the three months ended June 30, 2009.  Additionally, TVA experienced increased costs of $14 million to support energy efficiency and demand response initiatives, and operating and maintenance expense increased $10 million at coal-fired and combustion turbine plants primarily due to an increase in forced maintenance outages during the third quarter of 2010.

Depreciation, amortization, and accretion expense increased $19 million primarily because of an increase in net plant additions.

Tax equivalents expense decreased $14 million.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and decreased for the three months ended June 30, 2010, since the FCA revenues for the third quarter of 2010 were lower than the FCA revenues for the third quarter of June 30, 2009.

Other significant drivers contributing to the $2.1 billion decrease in operating expenses for the nine months ended June 30, 2010, compared to the same period in 2009 are described below:

Fuel and purchased power expense decreased $1.7 billion due to:

•
A $1.6 billion decrease in fuel and purchased power expense related to the FCA mechanism.  This decrease was primarily the result of a decrease in the FCA rate, which included the liquidation of FCA amounts that were overcollected in prior periods.

•
A $36 million decrease in fuel expense resulting from a decrease in net thermal generation of 2.8 percent, which decreased fuel expense by $91 million.  The decrease in net thermal generation was primarily due to increased hydroelectric generation of 3.3 billion KWh, or 36.3 percent, and an increase in purchased power during the nine months ended June 30, 2010, due to economically favorable prices for purchased power.  This decrease was partially offset by a slight increase in the aggregate fuel cost per kilowatt-hour of net thermal generation, which resulted in an increase of $55 million in fuel expense.

•
A $60 million decrease in purchased power expense comprised primarily of a decrease in the average price of purchased power of 7.0 percent for the nine months ended June 30, 2010, compared to the same period in 2009, which reduced expense by $61 million.  In addition, net realized losses related to natural gas derivatives were $179 million lower for the nine months ended June 30, 2010, compared to the same period in 2009.  These decreases were partially offset by an increase in purchased power volume of 26.1 percent, which increased purchased power expense by $180 million.

Operating and maintenance expense increased $492 million for the nine months ended June 30, 2010.  The primary drivers for the increase were a $161 million increase in pension and postretirement benefit expense due to recent market declines and a reduction in the assumed discount rate and a $139 million increase in operating and maintenance expense at nuclear plants due in part to a change in TVA’s accounting for nuclear refueling outages.  Historically, nuclear refueling outages and maintenance costs were deferred and amortized on a straight-line basis over the estimated period until the next routine outage.  Beginning in 2010, however, outage costs have been expensed as incurred, although previously-deferred outage costs continue to be amortized as the remaining amounts are collected in rates.  Additional items contributing to the increase in Operating and maintenance expense included an increase in benefit costs of $47 million, recognition of $47 million in expense due to amortization of the Environmental cleanup costs - Kingston ash spill regulatory asset, a $37 million increase in costs to support energy efficiency and demand response initiatives, a $28 million increase in postemployment benefit costs primarily due to the results of the actuarial study relating to workers’ compensation claims, and a $13 million increase in expense associated with on-going studies related to future uses of the Bellefonte Nuclear Plant site.

Depreciation, amortization, and accretion expense increased $49 million primarily because of an increase in net plant additions.

Tax equivalents expense decreased $93 million.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and decreased for the nine months ended June 30, 2010, since the FCA revenues in the first nine months of 2010 were lower than the FCA revenues for the nine months ended June 30, 2009.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2010, and 2009, consisted of the following:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2010	2009	Percent Change	2010	2009	Percent Change
Interest on debt and leaseback obligations	$338	$316	7.0%	$1,011	$971	4.1%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%	15	15	0.0%
Allowance for funds used during construction & nuclear fuel expenditures	(22)	(11)	100.0%	(53)	(28)	89.3%
Net interest expense	$321	$310	3.5%	$973	$958	1.6%

	(Percent)			(Percent)
Interest rates (average)	2010	2009	Percent Change	2010	2009	Percent Change
Long-term	5.92	5.99	(1.2%)	5.90	5.80	1.7%
Discount notes	0.12	0.12	0%	0.07	0.37	(81.1%)
Blended	5.67	5.62	0.9%	5.66	5.39	5.0%

The $11 million increase in net interest expense for the three months ended June 30, 2010, was primarily due to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the three months ended June 30, 2010, compared to the same period in 2009.  This increase was partially offset by the greater amounts of capitalized interest for the three months ended June 30, 2010, compared to the same period of 2009 due to an increase in the construction work in progress base used to calculate allowance for funds used during construction (“AFUDC”) as a result of ongoing construction activities at Watts Bar Unit 2.

The $15 million increase in net interest expense for the nine months ended June 30, 2010, was primarily attributable to the same items identified above for the three months ended June 30, 2010.

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

Environmental Cleanup Costs - Kingston Ash Spill

Environmental clean-up costs related to the Kingston ash spill are based upon estimates of the incremental direct costs of the remediation effort, including costs of compensation and benefits for those employees who are expected to devote a significant amount of time directly to the remediation effort.  Such amounts are included in the estimate when it is probable that a liability has been incurred as of the financial statement date and the amount of loss can be reasonably estimated. When both of those recognition criteria are met and the estimated loss is a range, TVA accrues the amount that appears to be a better estimate than any other estimate within the range, or accrues the minimum amount in the range if no amount within the range is a better estimate than any other amount.  If the actual costs materially differ from the estimate, TVA’s results of operations, financial condition, and cash flows could be materially affected.

As of June 30, 2010, the costs included in the environmental cleanup estimate for Kingston included ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the clean up.  As of June 30, 2010, TVA estimates that these costs will range from $1.1 billion to $1.2 billion.  Based on the likelihood of multiple scenarios, TVA has accrued $1.1 billion of remediation costs.  TVA has deferred the cost estimate as a regulatory asset and is amortizing such costs into operating expenses over a 15-year period beginning in 2010 as such amounts are collected in rates.

The following categories could have a significant effect on estimates related to the Kingston ash spill remediation costs:

•
Final Closure Design – TVA is still in the process of designing the final closure of the failed dredge cell, other cells on-site, and the lateral expansion of the failed cell.  Until the final design is completed and contracts for the work are awarded, costs estimates are subject to change.

•
Excluded Costs – TVA has not included the following categories of costs because it has determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the TDEC order) or regulatory directives, natural resource damages, outcome of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any discovered mixed waste during the ash removal process.  See Note 7.

Changes in Ratemaking Impacting Accounting

Fuel Cost Adjustment

At June 30, 2010, the FCA related to the current year, as computed under the new methodology, had been overcollected by $15 million.  Starting with the October 1, 2009 billing period, all adjustments to the FCA have been made on a monthly basis instead of a quarterly basis.  This allows the FCA rate to be more closely aligned with TVA’s costs.  The FCA formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs in the FCA.

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

Noncontrolling Interests.  In December 2007, FASB issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to  noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA on October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

The following accounting standards have been issued, but as of June 30, 2010, were not effective and had not been adopted by TVA.

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

Corporate Governance

After serving as chairman of the TVA Board for a year, on April 16, 2010, Robert M. “Mike” Duncan asked the TVA Board to select a new chairman, citing his new duties as leader of a recently formed organization called American Crossroads.  The Board voted unanimously to name Director Dennis Bottorff of Nashville, Tennessee, as TVA’s new chairman.  Mr. Bottorff assumed the position of chairman of the TVA Board on May 18, 2010.  Mr. Duncan continues to serve on the TVA Board.

The TVA Board approved a revised Board committee structure and committee appointments at its June 10, 2010, meeting.  The revised Board committees and their members are as follows:

Audit, Risk, and Regulation Committee
Thomas Gilliland (Chair)
Robert Duncan
Dennis Bottorff
Finance, Rates, and Portfolio Committee
Howard Thrailkill (Chair)
Thomas Gilliland
Dennis Bottorff
Customer and External Relations Committee
Robert Duncan (Chair)
William Graves
Dennis Bottorff
People and Performance Committee
William Graves (Chair)
Howard Thrailkill
Dennis Bottorff

Among other responsibilities, the Audit, Risk, and Regulation Committee acts as TVA’s audit committee, evaluates TVA’s risk identification and mitigation process, and reviews and monitors TVA’s policies with regard to resale rates of and use of power revenues by the distributors of TVA power.

Among other responsibilities, the Finance, Rates, and Portfolio Committee oversees the financial health of TVA, recommends to the TVA Board the electricity rates to be charged by TVA, and reviews TVA’s portfolio of generation assets.

Among other responsibilities, the Customer and External Relations Committee reviews the relationships with TVA’s various stakeholders, evaluates TVA’s environmental policies, goals, and strategies, reviews policies pertaining to land stewardship, reviews TVA’s renewable energy program, and monitors TVA’s economic development policies and strategies.

Among other responsibilities, the People and Performance Committee oversees TVA’s performance targets, TVA’s health and safety policies, and TVA’s nuclear safety performance; reviews and recommends performance goals for TVA executives; ensures adequate CEO succession planning; and makes recommendations to the TVA Board regarding compensation.

The Board decided not to use a committee to vet matters associated with strategic planning and governance but to consider these matters at the Board level.

At its June 10, 2010 meeting, the TVA Board also amended the TVA Bylaws to address the time required to appoint a successor Chairman, the committee appointment process, the retention and dismissal of outside advisors, and the process for amendment of the Bylaws.

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

The President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act on July 21, 2010.  The act instructs regulatory agencies to determine many of the specific requirements related to the broad areas of reform.  The legislation will make changes in many financial sectors, including how certain types of derivatives are structured, traded, and used.  Depending upon how the so-called “end user exemption” and other provisions are ultimately interpreted and implemented by regulators, this legislation could impact the ability of TVA (as well as other electric suppliers and other “end users”) to use certain derivatives to hedge various risks and might increase the costs of doing so.  See Note 12 for a discussion of TVA’s use of derivatives to hedge various risks.

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

Air Quality Control Developments

Nitrogen Oxides.  Utility NOx emissions continue to be regulated under state programs to achieve and maintain the EPA’s National Ambient Air Quality Standard (“NAAQS”) for ozone and fine particles, the Federal Acid Rain Program, and the regional haze program.  On January 22, 2010, the EPA signed a new NAAQS for nitrogen dioxide (“NO2”).  The EPA set the new one-hour NO2 standard at the level of 100 parts per billion (“ppb”).  This level defines the maximum allowable concentration anywhere in an area.  To determine compliance with the new standard, the EPA is establishing new ambient air monitoring requirements near major roads as well as in other locations where maximum concentrations are expected.  Although existing air quality monitors do not currently show exceedances of this new standard in the TVA region, new non-attainment areas are expected with the additional community and roadside monitoring.  The EPA intends to re-designate areas in CY 2016 or CY 2017, as appropriate, based on the air quality data from the new monitoring network.  Designation of new nonattainment areas within the TVA region could impact TVA’s permitting of new or modified emissions sources in the future.

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

On June 2, 2010, EPA announced that it was setting a new one-hour SO2 health standard at 75 ppb, and revoking the current 24 hour and annual SO2 health standards (annual 0.03 ppm and 24 hour 0.14 ppm).  EPA expects to “designate” areas as attainment, non-attainment, or unclassifiable by January 2012 based on the existing monitoring network and modeling.  Non-attainment designations are expected to result in lower SO2 emission limits for units in or near those areas.  Several areas in the TVA region are expected to be designated non-attainment.

TVA has completed the installation of certain clean air controls at Kingston.  See Note 16 — Case Brought by North Carolina Alleging Public Nuisance.

EPA Transport Rule.  On July 6, 2010, EPA issued a proposed Transport Rule (CAIR Replacement Rule) to limit emissions from electric generating plants in 32 states in the eastern United States that affect the ability of downwind states to attain and maintain compliance with the 1997 and 2006 fine particulate matter (PM2.5) NAAQS and the 1997 ozone NAAQS. The Transport Rule identifies a preferred approach (remedy) with four distinct cap-and-trade programs: two for annual SO2, one for annual NOx, and one for ozone season NOx, with state caps and limited interstate trading.  Potential impacts to TVA are currently being evaluated. EPA expects to issue a final rule in Spring 2011.

Greenhouse Gases.  On December 15, 2009, the EPA published two final findings regarding GHGs under section 202(a) of the Clean Air Act (“CAA”): (1) an endangerment finding that current and projected atmospheric concentrations of six key GHGs — carbon dioxide, methane, nitrogen oxide, hydrofluorocarbons, perfluorocarbons, and sulfur hexafluoride — threaten the public health and welfare of current and future generations, and (2) a cause or contribute finding that the combined emissions of these GHGs from new motor vehicles and new motor vehicle engines contribute to the GHG pollution which threatens public health and welfare.  These findings do not themselves impose any requirements on industry or other entities, including TVA.  However, related EPA actions are expected to trigger other sections of the CAA, and these other actions are expected to result in GHG emission requirements affecting industry, including TVA.

On May 7, 2010, EPA and the National Highway Traffic Safety Administration finalized standards for light-duty motor vehicles to reduce GHG emissions and improve fuel economy.  This action was expected and is a critical step leading to the regulation of GHG under the CAA beginning in 2011.

On June 3, 2010, EPA issued the final "tailoring" rule addressing which stationary sources and modification projects become subject to permitting requirements for GHG emissions under the Prevention of Significant Deterioration (“PSD”) and Title V programs of the Clean Air Act.  Beginning on January 2, 2011, PSD or Title V requirements will apply to sources’ GHG emissions only if the sources are subject to PSD or Title V anyway due to their non-GHG pollutants. Therefore, EPA will not require sources or modifications to evaluate whether they are subject to PSD or Title V requirements solely on account of their GHG emissions.  Beginning on July 1, 2011, EPA will phase in additional large sources of GHG emissions so that new sources as well as existing sources not already subject to Title V that emit, or have the potential to emit, at least 100,000 tons per year CO2 equivalent (“tpy CO2e”) will become subject to the PSD and Title V requirements. In addition, sources that emit or have the potential to emit at least 100,000 tpy CO2e and that undertake a modification that increases net emissions of GHGs by at least 75,000 tpy CO2e will also be subject to PSD requirements. This action will require TVA to account for GHG emissions according to this schedule.

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

Executive Order 13514, signed by President Obama on October 5, 2009, requires that the federal agency Strategic Sustainability Performance Plans and Greenhouse Gas Target be submitted to the Council on Environmental Quality and the Office of Management and Budget annually.  TVA submitted its report on June 2, 2010.

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

Coal-Combustion Products

The EPA has announced that it plans to propose new regulations for the management of CCP, and the regulations are expected to be finalized in late CY 2010.  To meet anticipated, more stringent regulations requiring the installation of caps and liners at existing and new CCP landfills and to convert its CCP handling systems from wet to dry systems, TVA currently estimates that the expected cost of the CCP work will be between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.  This table excludes items already recognized on the Balance Sheets at June 30, 2010.

TVA Air, Water, and Waste Quality Estimated Potential Environmental Expenditures As of June 30, 2010
	Estimated Timetable		Total Estimated Expenditures

North Carolina lawsuit1	2010-2014		$1,726
Site environmental remediation costs2	2010	+	20
CCP conversion and remediation3	2010-2020		1,451
Proposed clean air projects4	2011-2018		4,948
Clean Water Act requirements5	2015-2020		TBD*

Notes
(1) As a result of the North Carolina lawsuit seeking caps on emissions of certain pollutants from TVA’s coal-fired plants, TVA has estimated the total costs of taking all actions required by the court. Although the Fourth Circuit recently reversed the district court’s decision, the possibility of appeal adds to the uncertainty of estimating these expenditures. See Note 16 - Case Brought by North Carolina Alleging Public Nuisance.
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
* TBD – to be determined as regulations become final

Other Events

Kingston Ash Pond Spill.  On June 14, 2010, TDEC announced the issuance of a Commissioner’s Order against TVA and issued a penalty of approximately $12 million in response to the Kingston coal ash release on December 22, 2008.  The penalties address violations of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act.  Additional penalties may be assessed by EPA.

Widows Creek Gypsum Pond.  TVA and Alabama Department of Environmental Management agreed to finalize the Consent Order issued on April 3, 2009, and the order was signed on October 13, 2009.

Ocoee Hydro Plant.  TVA has resolved the issues in the TDEC Director’s Order of January 12, 2009.  Based on the results of a test drawdown on November 3-5, 2009, TDEC has approved TVA’s Best Management Practices for operation of Ocoee No. 3 when conducting future drawdowns.

Browns Ferry Nuclear Plant.  On April 7, 2010, approximately 350 gallons of water containing the radioactive isotope tritium spilled from a water storage tank at the Browns Ferry Nuclear Plant.  The leak, which was reported to the NRC and other authorities under the industry’s voluntary reporting guidelines, was stopped, and the dirt into which the water soaked was collected and sent to a disposal facility.  The leak was well below any regulatory limit and there was no danger to any employee or the public.

For a discussion of additional environmental matters affecting TVA, see Item 1, Business - Environmental Matters in the Annual Report.

Legal

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  TVA had accrued approximately $13 million with respect to Legal Proceedings as of June 30, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s financial condition, results of operations, and cash flows could be materially adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President, Controller and Chief Risk Officer), evaluated the effectiveness of TVA disclosure and controls procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President, Controller and Chief Risk Officer), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the disclosure control committee (including the Chief Financial Officer and the Vice President, Controller and Chief Risk Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, and June 10, 2010
10.1
Amendment dated as of May 11, 2010, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of March 26, 2009, and Amended as of May 13, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 12, 2010, File No. 000-52313)

10.2	Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA
10.3	Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC
10.4
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein

10.5
Spring Maturity Credit Agreement Dated as of July 22, 2010, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.6	Overview of Compensation Arrangements for John M. Thomas, III
10.7	Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010                                                                      TENNESSEE VALLEY AUTHORITY
(Registrant)

By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John M. Thomas, III
John M. Thomas, III
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	TVA’s Bylaws adopted by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, and June 10, 2010
10.1
Amendment dated as of May 11, 2010, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of March 26, 2009, and Amended as of May 13, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 12, 2010, File No. 000-52313)

10.2	Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA
10.3	Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC
10.4
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein

10.5
Spring Maturity Credit Agreement Dated as of July 22, 2010, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.6	Overview of Compensation Arrangements for John M. Thomas, III
10.7	Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer
32.1	Section 1350 Certification Executed by the Chief Executive Officer
32.2	Section 1350 Certification Executed by the Chief Financial Officer