Form 10-Q
period 2010-12-31
Tennessee Valley Authority
filed 2011-02-02
CIK 1376986

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2010
 OR
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
Yes ☒No☐

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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the three months ended December 31, 2010 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ARP	Acid Rain Program
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CVA	Credit valuation adjustment
CY	Calendar year
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FERC	Federal Energy Regulatory Commission
FTP	Financial trading program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSR	New Source Review
PSD	Prevention of Significant Deterioration
QSPE	Qualifying Special-Purpose Entity
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental executive retirement plan

Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment & Conservation
TVARS	Tennessee Valley Authority Retirement System
VIE	Variable Interest Entities

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
•
Events involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA’s transmission system is a part, as well as the supply of water to TVA’s generation facilities;

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
•
Changes in the market for TVA’s debt, changes in TVA’s borrowing authority, changes in TVA’s credit rating, or limitations on TVA’s ability to borrow money which may result from, among other things, TVA’s approaching or reaching its debt ceiling;

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Annual Report”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2011, 2010, etc.) in this Quarterly Report refer to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY STATEMENTS OF OPERATIONS (Unaudited) For the three months ended December 31 (in millions)
	2010	2009
Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,386	$1,945
Industries directly served	382	348
Federal agencies and other	32	27
Other revenue	28	29
Total operating revenues	2,828	2,349

Operating expenses
Fuel and purchased power	1,098	608
Operating and maintenance	883	754
Depreciation, amortization, and accretion	432	411
Tax equivalents	145	105
Total operating expenses	2,558	1,878

Operating income	270	471

Other income (expense), net	11	6

Interest expense
Interest on debt and leaseback obligations	353	336
Amortization of debt discount, issue, and reacquisition costs, net	5	5
Allowance for funds used during construction and nuclear fuel expenditures	(29)	(14)
Net interest expense	329	327

Net income (loss)	$(48)	$150

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY BALANCE SHEETS (in millions)
ASSETS
	December 31 2010	September 30 2010
Current assets	(Unaudited)
Cash and cash equivalents	$242	$328
Accounts receivable, net	1,407	1,639
Inventories	1,144	1,012
Regulatory assets	790	791
Other current assets	177	78
Total current assets	3,760	3,848

Property, plant, and equipment
Completed plant	43,169	42,997
Less accumulated depreciation	(19,656)	(19,326)
Net completed plant	23,513	23,671
Construction in progress	3,332	3,008
Nuclear fuel and capital leases	1,184	1,151
Total property, plant, and equipment, net	28,029	27,830

Investment funds	1,203	1,128

Regulatory and other long-term assets
Regulatory assets	9,323	9,756
Other long-term assets	314	191
Total regulatory and other long-term assets	9,637	9,947

Total assets	$42,629	$42,753

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,562	$1,698
Environmental cleanup costs - Kingston ash spill	210	220
Accrued interest	355	407
Current portion of leaseback obligations	74	74
Current portion of energy prepayment obligations	105	105
Regulatory liabilities	147	63
Short-term debt, net	219	27
Current maturities of long-term debt	1,009	1,008
Total current liabilities	3,681	3,602

Other liabilities
Other liabilities	5,983	6,255
Regulatory liabilities	211	106
Asset retirement obligations	3,000	2,963
Leaseback obligations	1,275	1,279
Energy prepayment obligations	691	717
Environmental cleanup costs - Kingston ash spill	273	305
Total other liabilities	11,433	11,625

Long-term debt, net	22,377	22,389

Total liabilities	37,491	37,616

Proprietary capital
Power program appropriation investment	323	328
Power program retained earnings	4,217	4,264
Total power program proprietary capital	4,540	4,592
Nonpower program appropriation investment, net	637	640
Accumulated other comprehensive loss	(39)	(95)
Total proprietary capital	5,138	5,137

Total liabilities and proprietary capital	$42,629	$42,753
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CASH FLOWS (Unaudited) For the three months ended December 31 (in millions)
	2010	2009
Cash flows from operating activities
Net income (loss)	$(48)	$150
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, amortization, and accretion	437	416
Nuclear refueling outage amortization	19	31
Amortization of nuclear fuel	52	57
Non-cash retirement benefit expense	116	91
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	98	(202)
Environmental cleanup costs – Kingston ash spill – non cash	19	16
Changes in current assets and liabilities
Accounts receivable, net	248	217
Inventories and other, net	(173)	(65)
Accounts payable and accrued liabilities	(126)	(106)
Accrued interest	(52)	(67)
Environmental cleanup costs – Kingston ash spill	(42)	(85)
Other, net	6	14
Net cash provided by operating activities	528	441

Cash flows from investing activities
Construction expenditures	(621)	(534)
Nuclear fuel expenditures	(117)	(126)
Loans and other receivables
Advances	(11)	(11)
Repayments	3	7
Other, net	(1)	1
Net cash used in investing activities	(747)	(663)

Cash flows from financing activities
Long-term debt
Issues	—	82
Redemptions and repurchases	(5)	(4)
Short-term debt issues (redemptions), net	192	213
Payments on leases and leaseback financing	(47)	(11)
Financing costs, net	—	(2)
Payments to U.S. Treasury	(7)	(7)
Net cash provided by financing activities	133	271

Net change in cash and cash equivalents	(86)	49
Cash and cash equivalents at beginning of period	328	201

Cash and cash equivalents at end of period	$242	$250
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited) For the three months ended December 31, 2010 and 2009 (in millions)
	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
			`
Balance at September 30, 2009	$ 348	$ 3,291	$ 654	$ (75)	$ 4,218
Net income (loss)	–	153	(3)	–	150	$ 150
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	68	68	68
Reclassification to earnings from cash flow hedges	–	–	–	(11)	(11)	(11)
Total other comprehensive income (loss)	–	–	–	57	57	57
Total comprehensive income (loss)						$ 207
Return on Appropriation Investment	–	(2)	–	–	(2)
Return of Appropriation Investment	(5)	–	–	–	(5)
Balance at December 31, 2009 (unaudited)	$ 343	$ 3,442	$ 651	$ (18)	$ 4,418

Balance at September 30, 2010	$ 328	$ 4,264	$ 640	$ (95)	$ 5,137
Net income (loss)	–	(45)	(3)	–	(48)	$ (48)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	49	49	49
Reclassification to earnings from cash flow hedges	–	–	–	7	7	7
Total other comprehensive income (loss)	–	–	–	56	56	56
Total comprehensive income (loss)						$ 8
Return on Appropriation Investment	–	(2)	–	–	(2)
Return of Appropriation Investment	(5)	–	–	–	(5)
Balance at December 31, 2010 (unaudited)	$ 323	$ 4,217	$ 637	$ (39)	$ 5,138

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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Program Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and TVA properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States (“GAAP”).  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Fiscal Year

TVA’s fiscal year ends September 30.  Years (2011, 2010, etc.) refer to TVA’s fiscal years unless they are proceeded by “CY,” in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is “self regulated.”  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, it is reasonable to assume that the rates, set at levels that will recover TVA’s costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to writeoff these costs.  Most regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its interim financial statements in conformity with GAAP for interim financial information.  Accordingly, TVA’s interim financial statements do not include all of the information and notes required by GAAP for annual financial statements.  As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2010, and the notes thereto, which are contained in TVA’s Annual Report on Form 10-K for the year ended September 30, 2010 (the “Annual Report”).  In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

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

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA's estimate of probable losses inherent in its accounts and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  It also reflects TVA's corporate credit department’s assessment of the financial condition of customers and the credit quality of the receivables.

2.  Impact of New Accounting Standards and Interpretations

       The following accounting standards and interpretations became effective for TVA during the first quarter of 2011.

Transfers of Financial Assets.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other variable interest entities (“VIEs”).  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  These changes became effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  The adoption of this guidance did not materially affect TVA’s financial condition, results of operations, or cash flows.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The statement amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  These changes became effective for TVA on October 1, 2010, and apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  The adoption of this guidance did not materially affect TVA’s financial condition, results of operations, or cash flows.

There were no accounting standards issued that were not yet effective and adopted by TVA as of December 31, 2010 that, if adopted, would have materially affected its financial condition, results of operation, or cash flows.

3.  Accounts Receivable

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable
	At December 31 2010	At September 30 2010

Power receivables
Billed	$480	$597
Unbilled	884	1,004
Total power receivables	1,364	1,601

Other receivables	44	40
Allowance for uncollectible accounts	$(1)	$(2)

Net accounts receivable	$1,407	$1,639

4.  Inventories

The table below summarizes the types and amounts of TVA’s inventories:

Inventories
	At December 31 2010	At September 30 2010

Fuel inventory	$649	$539
Materials and supplies inventory	509	486
Emission allowance inventory	11	11
Allowance for inventory obsolescence	(25)	(24)

Inventories, net	$1,144	$1,012

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31 2010	At September 30 2010

Loans and long-term receivables, net	$93	$83
Currency swap assets	13	–
Coal contract derivative assets	202	103
Other long-term assets	6	5

Total other long-term assets	$314	$191

 6.  Regulatory Assets and Liabilities

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

TVA Regulatory Assets and Liabilities
	At December 31 2010	At September 30 2010
Current regulatory assets
Deferred capital leases	$2	$14
Deferred nuclear generating units	391	391
Deferred outage costs	23	42
Environmental cleanup costs – Kingston ash spill	76	76
Fuel cost adjustment receivable	—	76
Fuel cost adjustment tax equivalents	—	8
Unrealized losses on coal contracts	184	47
Unrealized losses related to commodity derivatives	114	137
Total current regulatory assets	790	791

Non-current regulatory assets
Debt reacquisition costs	168	174
Deferred capital leases	10	10
Deferred nuclear generating units	1,467	1,565
Deferred other post-retirement benefit costs	251	255
Deferred pension costs	4,389	4,456
Environmental cleanup costs – Kingston ash spill	968	987
Non-nuclear decommissioning costs	433	410
Nuclear decommissioning costs	856	898
Nuclear training costs	64	59
Preconstruction costs	25	—
Retirement removal costs	1	1
Unrealized losses on coal contracts	125	2
Unrealized losses on swaps and swaptions	460	797
Unrealized losses related to commodity derivatives	106	142
Total non-current regulatory assets	9,323	9,756

Total regulatory assets	$10,113	$10,547
Current regulatory liabilities
Capital leases	$—	$6
Fuel cost adjustment	22	—
Fuel cost adjustment tax equivalents	9	—
Unrealized gains on coal contract derivatives	101	50
Unrealized gains relating to commodity derivatives	15	7
Total current liabilities	147	63
Non-current regulatory liabilities
Unrealized gains on coal contract derivatives	202	103
Unrealized gains relating to commodity derivatives	9	3
Total non-current regulatory liabilities	211	106

Total regulatory liabilities	$358	$169

Preconstruction Costs.  Certain preliminary work and costs associated with engineering, design, and licensing activities, as well as the procurement of long lead-time components for the partially completed Bellefonte Unit 1, have been deferred as a regulatory asset pending the TVA Board’s decision on the completion of the project.  If the TVA Board decides to complete Bellefonte Unit 1, the costs will be moved to construction in progress and amortized over a cost recovery period equivalent to the expected useful life of the future operating nuclear unit.  If the TVA Board decides not to complete the unit, the costs will be expensed at the time of the decision.

7.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant (“Kingston”) failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  Except for residual ash, TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the recovery process will be substantially completed in 2014 although monitoring may continue beyond that date.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.

Insurance

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

Claims and Litigation

See Note 16 — Litigation — Legal Proceedings Related to the Kingston Ash Spill and Civil Penalty for the Kingston Ash Spill.

Financial Impact

Because of the uncertainty at this time of the final costs to complete the work prescribed by the ash disposal plan, a range of reasonable estimates has been developed by cost category and either known amounts, most likely scenarios, or the low end of the range for each category has been accumulated and evaluated to determine the total estimate.  The range of estimated costs varies from approximately $1.1 billion to approximately $1.2 billion.

TVA recorded an estimate of $1.1 billion for the cost of cleanup related to this event.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs already incurred and expected future costs related to the ash spill.  The cost is being charged to expense as it is collected in rates over 15 years, beginning October 1, 2009.  As the estimate changes, additional costs may be deferred and charged to expense prospectively as they are collected in future rates.

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s balance sheets.  Amounts spent since the event through December 31, 2010, totaled $642 million.   The remaining estimated liability at December 31, 2010, was $483 million.

     TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment & Conservation (“TDEC”) order), regulatory directives, natural resources damages (other than payments required under the proposed memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim), outcomes of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs are also not included in the estimate as those costs are included in the non-nuclear asset retirement obligation (“ARO”) liability.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of estimated amounts due for post-retirement and post-employment benefits and liabilities related to certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At December 31 2010	At September 30 2010

Currency swap liabilities	$45	$81
Swaption liability	583	804
Interest rate swap liabilities	255	371
Coal contract derivative liabilities	125	2
Commodity swap derivatives	99	118
Post-retirement and post-employment benefit obligations	4,727	4,729
Other long-term liability obligations	149	150

Total other long-term liabilities	$5,983	$6,255

9.  Asset Retirement Obligations

During the three months ended December 31, 2010 and 2009, TVA’s total ARO liability increased $37 million and $34 million, respectively, primarily due to accretion.  The increase in the liability was partially offset by ash area settlement projects that were conducted during the three months ended December 31, 2010.  The nuclear and non-nuclear accretion were deferred as regulatory assets.  During the three months ended December 31, 2010, $12 million of the related regulatory assets were amortized into expense since these amounts were collected in rates.  The nuclear ARO liability as of December 31, 2010, was $2.0 billion.  The non-nuclear ARO liability as of December 31, 2010, was $1.0 billion.

Reconciliation of Asset Retirement Obligation Liability
	Three Months Ended December 31
	2010	2009

Balance at beginning of period	$2,963	$2,683

Changes in nuclear estimates to future cash flows	—	—
Non-nuclear additional obligations	—	(3)
Non-nuclear additional obligations (ash storage areas)	—	—
Non-nuclear settlements (ash storage areas)	(2)	—
	2,961	2,680
Add: ARO accretion
Nuclear accretion (recorded as regulatory asset)	27	26
Non-nuclear accretion (recorded as regulatory asset)	12	11
	39	37

Balance at end of period	$3,000	$2,717

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  Debt outstanding at December 31, 2010 and September 30, 2010, including the effect of translations related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At December 31 2010	At September 30 2010

Short-term debt
Discount notes (net of discount)	$219	$27
Current maturities of long-term debt	1,009	1,008
Total short-term debt, net	1,228	1,035

Long-term debt
Long-term	22,593	22,605
Unamortized discount	(216)	(216)
Total long-term debt, net	22,377	22,389
Total outstanding debt	$23,605	$23,424

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2010 to December 31, 2010.

	Date	Amount	Interest Rate
Redemptions/Maturities:

electronotes®	Three months ended December 31, 2010	$ 2	3.62%

2009 Series A	November 2010	2	2.25%
2009 Series B	December 2010	1	3.77%

Total		$ 5

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements was made possible by the 1959 amendments to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at December 31, 2010.

TVA also has funding available in the form of three revolving credit facilities totaling $2.5 billion.  The $1.0 billion short-term credit facility matures on May 11, 2011, and both the $0.5 billion and the $1.0 billion long-term credit facilities mature on January 14, 2014.  The credit facilities also accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt. At December 31, 2010, and September 30, 2010, there were $168 million and $411 million, respectively, of letters of credit outstanding under the facilities in place at those times, and there were no outstanding borrowings.

11.  Seven States Power Corporation Obligation

             Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase from TVA an undivided 90-percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States’s interest in the facility.  TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.   In the event of a buy-back, TVA will re-acquire the Seven States interest in the facility and the related assets.  As of December 31, 2010, and September 30, 2010, the carrying amount of the obligation was approximately $409 million and $413 million, respectively.

12.  Risk Management Activities and Derivative Transactions

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

Overview of Accounting Treatment

TVA recognizes certain of its derivative instruments as either assets or liabilities on its balance sheets at fair value.  The accounting for changes in the fair value of these instruments depends on whether TVA uses regulatory accounting to defer the derivative gains and losses, or whether the derivative instrument has been designated and qualifies for hedge accounting treatment, and if so, the type of hedge relationship (e.g., cash flow hedge).

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (Part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended December 31
			2010	2009

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$49	$68

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (Part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Cumulative Unrealized Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended December 31 (1)
	2010	2009
Currency swaps	$ 7	($11)
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended December 31 (1)
			2010	2009
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts. (2)	—	—

Coal contract derivatives	To protect against fluctuations in market prices of purchased coal (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. They are recognized in fuel and purchased power expense when the related coal is used in production. (3)	—	—

Commodity derivatives under financial trading program	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as a regulatory assets or liabilities. Realized gains and losses are recognized in fuel and purchased power expense when the related commodity is used in production.	(42)	(50)

Note
(1)   All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2009 and 2010.
(2)  Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps.  However, in September 2010, TVA issued $1.0 billion of long-term Bonds in anticipation of the January 2011 maturity of the $1.0 billion 2001 Series A Bonds.  As a result of this Bond issuance, TVA paid down its discount notes which caused the discount note balance outstanding at December 31, 2010 to be below the notional amount of the interest rate swaps.  There is no statement of operations impact of this due to the use of regulatory accounting for these items.
(3)  Settlement fees associated with early contract terminations are recognized in fuel and purchased power expense in the period incurred.

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At December 31, 2010		At September 30, 2010

Derivatives that Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$ (34)	Other long-term liabilities	$ (42)	Other long-term liabilities
£250 million Sterling	13	Other long-term assets	(5)	Other long-term liabilities
£150 million Sterling	(11)	Other long-term liabilities	(34)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$ (583)	Other long-term liabilities	$ (804)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(243)	Other long-term liabilities	(356)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(15)	Other long-term liabilities
Coal contract derivatives	(6)	Other long-term assets $202; Other current assets $101; Other long-term liabilities ($125); Accounts payable and accrued liabilities ($184)	103	Other long-term assets $103; Other current assets $49; Other long-term liabilities ($2); Accounts payable and accrued liabilities ($47)

Derivatives under financial trading program:
Margin cash account*	37	Other current assets	12	Other current assets
Unrealized losses, net	(196)	Current regulatory assets ($114); Regulatory assets ($106); Current regulatory liabilities $15; Regulatory liabilities $9	(269)	Current regulatory assets ($137); Regulatory assets ($142); Current regulatory liabilities $7; Regulatory liabilities $3

Note
*  In accordance with certain credit terms, TVA used leverage to trade financial instruments under the financial trading program.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under financial trading program table.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2010:

Currency Swaps Outstanding As of December 31, 2010
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

Derivatives Not Receiving Hedge Accounting Treatment

Swaption and Interest Rate Swaps. TVA entered into four swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA has monetized.  Subsequently, the counterparties to three of the swaptions exercised their rights to enter into interest rate swaps with TVA.

TVA uses regulatory accounting treatment to defer the mark-to-market gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA’s balance sheets with realized gains or losses, if any, recorded on TVA’s statements of operations.  There were no realized gains or losses for the three months ended December 31, 2010 and 2009.

For the three months ended December 31, 2010 and 2009, the changes in market value resulted in deferred unrealized gains (losses) on the value of the interest rate swaps and swaption of $337 million and $218 million, respectively.  All net deferred unrealized losses are reclassified as regulatory assets on the balance sheets.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and electricity that require physical delivery of the contracted quantity of the commodity.  TVA expects to take or make delivery, as appropriate, under the electricity contract derivatives.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.  During the three months ended December 31, 2010, TVA determined that certain quantities under the coal contract derivatives were no longer probable of physical delivery; therefore, these contracts were no longer eligible for normal purchases and normal sales accounting.  Accordingly, TVA marked all of its coal contract derivatives to market as of December 31, 2010.
At December 31, 2010, and September 30, 2010, TVA’s coal contract derivatives had net market values of $(6) million and $103 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At December 31, 2010, TVA’s coal contract derivatives had terms of up to five years.

Coal Contract Derivatives
	At December 31, 2010			At September 30, 2010
	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount (in tons)	Fair Value (MtM) (in millions)

Coal Contract Derivatives	35	87 million	$ (6)	11	27 million	$ 103

 Derivatives Under Financial Trading Program.  TVA has a financial trading program (“FTP”) under which it purchases and sells futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment (“FCA”) calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies.  The combined transaction limit for the FCA and construction material transactions is $130 million (based on one-day value at risk).  In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above.  TVA is prohibited from trading financial instruments under the FTP for speculative purposes.

At December 31, 2010, the only risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, and coal.  Futures contracts and option contracts under the FTP had remaining terms of less than two years.  Swap contracts under the FTP had remaining terms of five years or less.

Derivatives Under Financial Trading Program
	At December 31, 2010		At September 30, 2010
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (mmBtu)

Futures contracts	6,510,000	$ (15)	7,920,000	$ (21)
Swap contracts	148,835,000	(185)	137,110,000	(241)
Option contracts	5,250,000	(2)	5,250,000	(2)
Natural gas financial positions	160,595,000	$ (202)	150,280,000	$ (264)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$ —	125,000	$ 2
Swap contracts	1,623,000	18	1,711,000	8
Option contracts	360,000	—	495,000	—
Fuel oil/crude oil financial positions	1,983,000	$ 18	2,331,000	$ 10

Coal (in tons)
Futures contracts	—	$ —	—	$ —
Swap contracts	420,000	3	480,000	—
Option contracts	—	—	—	—
Coal financial positions	420,000	$ 3	480,000	$ —

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had fixed derivative contracts with market values of $(15) million at both December 31, 2010, and September 30, 2010. The deferred unrealized losses related to natural gas hedges were $202 million at December 31, 2010, and $264 million at September 30, 2010.  For the three months ended December 31, 2010 and 2009, TVA recognized realized losses on natural gas hedges of $48 million and $55 million, respectively, which were recorded as increases to fuel and purchased power expense.  The deferred unrealized gains related to fuel oil/crude oil hedges were $18 million at December 31, 2010, and $10 million at September 30, 2010.  For the three months ended December 31, 2010 and 2009, TVA recognized realized gains on fuel oil/crude oil hedges of $6 million and of $5 million, respectively, which were recorded as decreases to fuel and purchased power expense.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, the Asset Retirement Trust (“ART”), and the supplemental executive retirement plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of December 31, 2010, and September 30, 2010, the fair value of derivative instruments in these trusts was immaterial.

Collateral.  TVA’s interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  As of December 31, 2010, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $883 million.  TVA’s collateral obligation as of December 31, 2010, under these arrangements was $168 million, for which TVA had posted $168 million under a letter of credit.  These letter of credit postings reduce the available balance under the related credit facility.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poors (“S&P”) or Moody’s Investor Service (“Moody’s”) downgrades TVA’s credit rating to AA+ or Aa1, respectively, TVA would be required to post an additional $20 million of collateral in excess of its December 31, 2010, obligation; and

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

Credit of Customers.  The majority of TVA’s counterparty credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Power sales to TVA’s largest industrial customer directly served represented five percent of TVA’s total operating revenues for the three months ended December 31, 2010.  This customer’s senior unsecured credit ratings are currently ‘CCC-’ by S&P and ‘Caa2’ by Moody’s.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. TVA had concentrations of accounts receivable from seven customers that represented 36 percent and 41 percent of total outstanding accounts receivable at December 31, 2010, and September 30, 2010, respectively.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of December 31, 2010, the swaption and all of TVA’s currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was “A2” or higher.  As of December 31, 2010, all of TVA’s coal contract derivatives were with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was “B2” or higher.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 17 different suppliers at December 31, 2010.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

 TVA has a power purchase agreement with a supplier of electricity for 440 MW of summer net capability from a lignite-fired generating plant that expires on March 31, 2032.  The supplier’s senior secured credit ratings are currently ‘BB-’ by S&P and ‘B+’ by Moody’s.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.  Additionally, the senior unsecured credit ratings of TVA’s largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently 'CCC-' by S&P and 'Caa2' by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance Sheet as of December 31, 2010, and Statements of Changes in Proprietary Capital for  the three months ended December 31, 2010.  Except for gains and losses on SERP assets, there has been no impact to the Statements of Operations or the Statements of Cash Flows related to these fair value measurements.

Investments

At December 31, 2010, TVA’s investment funds were composed of $1.2 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  Trading securities are held in the NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of TVA’s nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

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

Private partnership investments may include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations.  Investments in private partnerships generally involve a three to four year period where the investor contributes capital. This is followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, a ten-year or longer investment commitment.  The NDT had unfunded commitments related to private partnerships of $83 million at December 31, 2010.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the trust’s ability to liquidate its investment interest.  The private partnerships and other similar alternative investments are reported at fair value which is derived by independent appraisals or judgment of the general partners of each such investment. The inputs used in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments of comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows of the limited partnerships. The fair value of these investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized from the private partnership investments. TVA classifies its interest in these types of investment as Level 3 within the fair value hierarchy.

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

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost.  The SERP had unrealized gains of $2 million and $1 million for the three months ended December 31, 2010, and December 31, 2009, respectively. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized gains of $23 million and $20 million for the three months ended December 31, 2010 and 2009, respectively, and the ART had unrealized gains of less than $1 million for the three months ended both December 31, 2010 and December 31, 2009.

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

Coal Contract and Commodity Derivatives

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

See Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and Derivatives Under Financial Trading Program for a discussion of the nature and purpose of coal contracts and derivatives under TVA’s FTP.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a Credit Valuation Adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2009) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.  The application of CVAs resulted in a $59 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at December 31, 2010.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2010, and September 30, 2010.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	As of December 31, 2010
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Description

Currency swaps	$—	$13	$—	$—	$13
Investments
Equity securities	202	4	—	—	206
Debt securities
U.S. government corporations and agencies	103	91	—	—	194
Corporate debt securities	—	200	—	—	200
Residential mortgage-backed securities	—	19	—	—	19
Commercial mortgage-backed securities	—	2	—	—	2
Collateralized debt obligations	—	8	—	—	8
Commingled funds(2)
Equity security commingled funds	—	301	—	—	301
Debt security commingled funds	—	212	—	—	212
Other commingled funds	—	40	—	—	40
Private partnerships	—	—	19	—	19
Total investments	305	877	19	—	1,201
Coal contract derivatives	—	—	303	—	303
Commodity derivatives under FTP
Futures contracts	—	—	—	—	—
Swap contracts	—	37	—	(15)	22
Total commodity derivatives under FTP	—	37	—	(15)	22
Total	$305	$927	$322	$(15)	$1,539

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Liabilities Description

Currency swaps	$—	$45	$—	$—	$45
Interest rate swaps	—	255	—	—	255
Swaption	—	—	583	—	583
Coal contract derivatives	—	—	309	—	309
Commodity derivatives under FTP
Futures contracts	15	—	—	—	15
Swap contracts	—	201	—	(15)	186
Option contracts	2	—	—	—	2
Total commodity derivatives under FTP	17	201	—	(15)	203
Total	$17	$501	$892	$(15)	$1,395

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
Liabilities Description

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended December 31, 2010
	Private Partnerships	Coal Contract Derivatives	Swaption

Balances as of September 30, 2010	$13	$103	$(804)
Purchases	4	—	—
Issuances	—	—	—
Settlements	—	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	(109)	221
Balances at December 31, 2010	$19	$(6)	$(583)

	Three Months Ended December 31, 2009
	Private Partnerships	Coal Contract Derivatives	Swaption

Balances as of September 30, 2009	$—	$7	$(592)

Unrealized gains (net) deferred as regulatory liabilities	—	14	137
Unrealized losses related to expected net settlement fees deferred as regulatory assets	—	(15)	—
Balances at December 31, 2009	$—	$6	$(455)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three months ended December 31, 2010.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at December 31, 2010, and September 30, 2010, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at December 31, 2010, and September 30, 2010, were as follows:

Estimated Values of Financial Instruments
	At December 31, 2010		At September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$242	$242	$328	$328
Loans and other long-term receivables	93	84	83	75
Short-term debt, net	219	219	27	27
Long-term debt (including current portion), net	23,386	25,386	23,397	27,193

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

14.  Other Income (Expense), Net

Other income (Expense), net is comprised of the following:

Other Income (Expense), Net
	For the three months ended December 31
	2010	2009

Interest income	$2	$2
Gains (losses) on investments	2	1
External services	5	2
Miscellaneous	2	1

Total other income (expense), net	$11	$6

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

           The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2010 and 2009 were as follows:

Components of TVA’s Benefit Plans
	Three Months Ended December 31
	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$30	$25	$3	$3
Interest cost	125	128	8	9
Expected return on plan assets	(122)	(132)	—	—
Amortization of prior service cost	(6)	(6)	(1)	2
Recognized net actuarial loss	71	51	5	4
Net periodic benefit cost as actuarially determined	98	66	15	18
Amount charged (capitalized) due to actions of regulator	3	7	—	—
Total net periodic benefit cost recognized	$101	$73	$15	$18

During the three months ended December 31, 2010, TVA did not make contributions to its pension plan.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $12 million and $11 million for other benefit costs during the three months ended December 31, 2010 and 2009, respectively.  Net amounts capitalized due to actions of regulator include amounts that have been deemed probable of recovery in future rates.

16.  Legal Proceedings

General

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  TVA had accrued approximately $11 million with respect to Legal Proceedings as of December 31, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Litigation

Legal Proceedings Related to the Kingston Ash Spill.  Sixty lawsuits based on the Kingston ash spill have been filed in the United States District Court for the Eastern District of Tennessee.  Five of those actions have been voluntarily dismissed.  The lawsuits, filed by residents, businesses, and property owners in the Kingston area, allege various causes of action in tort – including nuisance, strict liability, personal injury, and property damage – as well as inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  Three of the four actions seeking class certification have been voluntarily consolidated so there are now two different complaints, Mays and Chesney, seeking class certification.  TVA is the sole defendant in all actions except Chesney, in which Geosyntec Consultants, Inc., and WorleyParsons Corporation also are defendants.  On March 26, 2010, the court issued a decision finding (1) the discretionary function doctrine is applicable to TVA’s ash pond design decisions and its spill response activities, (2) plaintiffs cannot recover punitive damages against TVA, and (3) plaintiffs have no right to a jury trial against TVA.  The court denied TVA’s motions with regard to plaintiffs’ tort claims concerning TVA's maintenance and upkeep of the ash pond, along with the inverse condemnation claims raised by certain plaintiffs.  The court has scheduled the seven earliest-filed cases for trial beginning on September 13, 2011, and the remaining cases for trial beginning November 1, 2011.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.  In addition, TVA has received substantial other claims from individuals and companies allegedly affected by the ash spill, and may receive additional claims.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  On June 14, 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $6 million of the obligation and may also be credited up to $2 million for performing environmental projects approved by TDEC.  The remaining obligation will be paid in installments through July 2012.  On January 24, 2011, TVA entered into a proposed memorandum of agreement with the TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250,000 each year for three years as a down payment on the amount of natural resource damages ultimately established and to reimburse TDEC and the Fish and Wildlife Service for their costs.

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

The court issued an order that required TVA to operate existing flue gas scrubbers and selective catalytic reduction systems (“SCRs”) at the units that have them, add scrubbers and SCRs by certain dates at the units that do not have them, and meet specified emission rates and annual tonnage caps for nitrogen oxides (“NOx”) and sulfur dioxide (“SO2”) after the applicable operation dates for the scrubbers.

TVA had already made capital expenditure commitments to decrease emissions from some of the facilities, but the court ordered significant additional investments and in some instances compliance within a time frame that was shorter than TVA had planned.

TVA appealed the decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), which on July 26, 2010, reversed the holding of the district court and directed the district court to dismiss the action against TVA.  In its decision, the Fourth Circuit held that (1) state laws, including nuisance laws, could not be used to bypass the regulatory structure established by Congress and the Environmental Protection Agency (“EPA”) for controlling emissions; (2) the district court improperly applied North Carolina law to power plants located in Alabama and Tennessee; and (3) the plant operations in Alabama and Tennessee could not be considered nuisances because both states had specifically approved these operations.  North Carolina requested an en banc rehearing, but the Fourth Circuit denied this request on September 21, 2010.  The district court dismissed the case with prejudice on October 1, 2010.  North Carolina requested and received an extension of time to seek Supreme Court review until February 3, 2011.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the United States District Court for the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the Clean Air Act when TVA repaired Bull Run.  On March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run were “routine” and therefore did not require NSR permits.  The plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit.

Case Involving Tennessee Valley Authority Retirement System.  On March 5, 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System (“TVARS”) filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board.  The lawsuit challenged the TVARS Board’s decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for cost of living adjustment (“COLA”) benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that these actions violated the TVARS Board members’ fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs’ contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  On July 28, 2010, TVA moved to intervene in the suit in the event it was not dismissed.  On September 7, 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs’ claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

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

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  The plaintiffs seek monetary damages among other relief.  The district court dismissed the case for lack of standing.  The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) which, in October 2009, reversed the dismissal of the public and private nuisance, trespass, and negligence claims, affirmed the dismissal of the unjust enrichment, fraudulent misrepresentation, and civil conspiracy claims, and remanded the case to the district court for further proceedings.  TVA and the other defendants filed a petition seeking a rehearing by the entire Fifth Circuit, which the Fifth Circuit granted.  However, on April 30, 2010, the Fifth Circuit issued an order stating that it lost the necessary quorum to rehear the appeal and, on May 28, 2010, the court determined that it had no viable way to rehear the case and vacated its original decision.  As a result, the district court’s dismissal was reinstated.  On August 26, 2010, the plaintiffs served a petition to the U.S. Supreme Court for an order requiring the Fifth Circuit to rehear the case, or to return it to the district court.  The Supreme Court denied this petition on January 10, 2011, ending this case.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision and remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit, which petition was denied on March 5, 2010.  On December 6, 2010, the U.S. Supreme Court granted a petition requesting that the Supreme Court review the Second Circuit’s decision.  The U.S. Solicitor General filed a brief on behalf of TVA on January 31, 2011.

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the NRC issued an order reinstating the construction permits for Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 and returning Bellefonte to a terminated status.  On March 30, 2009, Blue Ridge Environmental Defense League (“BREDL”)  filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC’s authority to reinstate the construction permits and alleging that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  On May 6, 2009, the D.C. Circuit granted TVA’s motion to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging NRC’s compliance with NEPA and the NRC’s authority to reinstate the construction permits.  TVA was granted intervenor status in this case as well, and requested that the court dismiss this second petition.  On July 26, 2010, the D.C. Circuit issued an order consolidating the two BREDL petitions and continuing the stay of the case pending the conclusion of an administrative proceeding concerning the same issue.  Upon completion of an administrative proceeding instituted by BREDL which challenged the reinstatement of the construction permits, the D.C. Circuit on November 5, 2010, issued an order returning the two cases to the court’s active docket and establishing a briefing schedule, which began in January 2011 and will continue through May 2011.  See Note 20 – Legal Proceedings in the Annual Report.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted to the Nuclear Regulatory Commission (“NRC”) a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The Atomic Safety and Licensing Board (“ASLB”) denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  No hearing will take place until the NRC issues a final Environmental Impact Statement and final Safety Evaluation Report for the units.  On September 29, 2010, TVA notified the NRC that the recently completed Final Supplemental Environmental Impact Statement had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, with the exception of the ongoing review of hydrology-related portions of the application, TVA requested that the NRC defer review of the Bellefonte Units 3 and 4 Combined Construction and Operating License Application pending a final decision of the TVA Board regarding new generation capacity at the Bellefonte site. On October 13, 2010, the ASLB issued an order acknowledging TVA’s request to defer review of the Combined Construction and Operating License Application and requiring TVA to notify the ASLB within 14 days of its notification to the NRC staff of its decision regarding Bellefonte Units 3 and 4.  With the uncertainty regarding the review schedule for the Combined Construction and Operating License Application, the ASLB deferred issuance of a general schedule for this proceeding.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  On March 26, 2010, the NRC affirmed the ASLB’s decision denying the other petitioners the opportunity to participate.  After providing additional information to the NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA’s motion to dismiss the contention.  A hearing on the remaining contention regarding aquatic impact to two-unit operation is scheduled to take place between July and September 2011.  However, because the NRC staff has extended completion of its environmental review, the hearing schedule may be extended accordingly.  SACE has also asked the ASLB to waive the NRC’s longstanding regulations establishing that, for the purposes of the NEPA, need for power and alternative energy source issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to the NRC for consideration.  SACE subsequently filed a petition for interlocutory review of this decision with the NRC, which the NRC denied on November 30, 2010.

John Sevier Fossil Plant Clean Air Act Permit.  On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee

Environmental Council filed a petition with EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier.  Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for SO2 and NOx.  The CAA permit, issued by the TDEC, remains in effect pending the disposition of EPA’s petition.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with EPA raising objections to the conditions of TVA’s current CAA permit at Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, EPA agreed that the permit failed to include a proper PSD analysis for NOx emission increases as a result of physical changes made to the plant’s three main boilers in the 1984-1986 period, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”), and if it is changed, it must be changed by KDAQ.  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  On January 9, 2010, Sierra Club petitioned EPA to object to the operating permit, alleging that KDAQ had failed to properly take into account the PSD requirements for the physical changes made in 1986.  On May 21, 2010, the Sierra Club filed a lawsuit seeking to compel EPA to act on the petition.  To resolve this lawsuit, EPA entered into a consent decree with the Sierra Club under which EPA will respond to the petition by February 9, 2011.  The current permit continues to remain in effect.

Shawnee Fossil Plant Clean Air Act Permit.  On December 16, 2010, the Environmental Integrity Project and the Southern Alliance for Clean Energy filed a petition with EPA requesting that the EPA Administrator object to the proposed CAA renewal permit issued to TVA for operations at Shawnee Fossil Plant (“Shawnee”).  Among other things, the petitioners allege that repair, maintenance, or replacement undertaken at Shawnee Units 1 and 4 in the 1989-90 period triggered the PSD requirements for SO2 and NOx.  The current permit remains in effect pending KDAQ’s finalization of the renewal permit

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA alleging, among other violations, that TVA failed to properly maintain ductwork at Widows Creek Unit 7.  TVA repaired the ductwork in 2005.  EPA is discussing a potential monetary sanction against TVA.  Additionally, EPA may require TVA to give up emission allowances.  On March 5, 2008, TVA and Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.

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

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under Section 114 of the CAA requesting extensive information about maintenance, repair, and replacement projects at and the operations of 14 of TVA’s coal-fired units.  These 14 units are located in Alabama, Kentucky, and Tennessee.  TVA has responded to this request.  This request for information is similar to Section 114 requests that other companies have received during EPA’s NSR enforcement initiative.  In that enforcement initiative, EPA has taken the position that common repair and boiler component replacement projects at companies have violated NSR.  EPA’s request could be the first step in an administrative proceeding against TVA that could lead to litigation in court.  If violations are confirmed by a court, TVA could be required to install new clean air control equipment in addition to the controls that have already been completed, retire one or more of the units, and pay administrative or civil penalties.  The cost of these actions and assessed penalties could be material.

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

17.  Subsequent Events

Issuance of Debt

In January 2011, TVA issued $26 million of electronotes® with an interest rate of 4.25 percent which mature in 2031 and are callable beginning in 2015.

Credit Facilities

                In January 2011, TVA entered into two long-term revolving credit facilities totaling $1.5 billion.  One credit facility is for $0.5 billion and the second credit facility is for $1.0 billion.  Both facilities mature on January 14, 2014.  The credit facilities also accommodate the issuance of letters of credit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of TVA.  The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Annual Report”).

Executive Overview

TVA had a net loss for the three months ended December 31, 2010 of $48 million as compared to net income of $150 million for the three-month period ended December 31, 2009.  The $198 million decrease in net income was primarily due to an increase in operating and maintenance expenses of $129 million as a result of increased benefit costs and outages at generating plants.  Tax equivalent payments also increased by $40 million.  Fuel and purchased power costs increased $490 million but were offset by the increase in fuel-related revenue primarily attributable to the fuel cost adjustment (“FCA”).

Sales of electricity increased two percent for the three months ended December 31, 2010, as compared to the same period of the prior year.  Colder than normal weather was responsible for most of the increase as evidenced by a three percent increase in sales of electricity primarily to residential customers of TVA’s municipal and cooperative distributor customers.   Residential customer usage is typically more temperature sensitive.  TVA set a new record for daily electricity sales during the month of December of 674.9 GWh on December 13, 2010, and also set a new December peak demand at 8 a.m. EST on December 14, 2010, when power load reached 31,434 MW.  A four percent decline in sales to directly served customers during the same three-month period from the prior year period was primarily due to lower demand by TVA’s largest industrial customer.  The current contract with this customer expires in May 2012 but the customer is pursuing options to extend operations of its plant past that date.  TVA and the customer are negotiating a renewal of the contract.

Assuming weather conditions are normal, TVA anticipates a nine percent increase in revenues in 2011 over 2010, primarily related to higher FCA revenue.

Hydroelectric generation was 45 percent less (or 2,536 GWh) during the three months ended December 31, 2010, than during the same period of the prior year. This was primarily due to a 27 percent decrease in rainfall and a 68 percent decrease in runoff within the Tennessee River Basin during those same periods.  This difference in generation was met through increased fossil-fired and combustion turbine generation and purchased power.

During December 2010, TVA had forced outages at two of its nuclear units.  Sequoyah Nuclear Plant Unit 1 was taken offline for five days in mid-December and Browns Ferry Nuclear Plant (“Browns Ferry”) Unit 3 was taken offline for five days in late December.  TVA met higher than normal customer demand during these periods in part by buying replacement power.  The Browns Ferry Unit 3 outage continued an additional six days into January 2011.

In April 2011, TVA will implement new wholesale base rates.  The new wholesale rate structure includes seasonal and time of use rates.  Several customers indicated they would like the rates to be effective before that time, so TVA is offering optional rates for large directly served and distributor-served customers from October 2010 to March 2011.  A majority of directly served customers transitioned to the new rate structure during the three-month period ended December 31, 2010 to take advantage of lower transitional fall and winter rates.  This change in structure will not materially impact TVA’s annual revenue recovery but will more closely align TVA’s revenues with its costs.  There will, however, be some seasonal structural changes that may impact the timing of the revenue between seasons.

The FCA rate increased in October and decreased in November and December of 2010 as compared to the previous month.  These changes resulted in a 6.4 percent increase, a 5.0 percent decrease, and a 3.5 percent decrease in overall wholesale rates, respectively.  The January 2011 FCA rate resulted in a 1.0 percent increase in the average wholesale rate while the February 2011 FCA amount resulted in a 1.5 percent decrease.

In December 2010, the U.S. Environmental Protection Agency (“EPA”) issued a report that evaluated progress under its Acid Rain Program (“ARP”).  ARP, established under Title IV of the 1990 Clean Air Act (“CAA”) Amendments, requires major emission reductions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) from the electric power industry. The December 2010 report contains information examining emission reductions, reviewing compliance results and market activity, and comparing changes in emissions to changes in pollutant concentrations. Data contained in this report indicates TVA has reduced SO2 emissions from its coal-fired generating plants at a faster rate than the national average for the industry and that TVA’s SO2 emissions have been significantly reduced during the past three decades.  Furthermore, the report indicates that TVA’s NOx emissions have been significantly reduced since CY 1990 and that the reduction in these emissions has been at a rate faster than the national average during the past two decades.

While the EPA study results indicate progress in improvements TVA has made to reduce emissions, EPA may question whether TVA has consistently complied with the New Source Review (“NSR”) regulations.  See Note 16 - Litigation - Information Request from EPA.  TVA has spent more than $5.0 billion since 1977 to install emission control equipment on its coal-fired generating fleet.

Challenges and Key Initiatives

Resource Planning

Generation Resources.  In September 2010, TVA issued a draft of its Integrated Resource Plan (“IRP”) and associated Environmental Impact Statement (“EIS”) for public comment.  The final IRP and EIS are expected to be released in the spring of 2011.  The IRP presents multiple strategies and related generation portfolios considering a broad range of supply-and-demand-side resource options.  The EIS analyzes the impacts of each resource option and resource strategy on a programmatic level.  The IRP and EIS will help inform TVA and its Board in strategic planning activities.

Despite the impacts of the recession of 2008-2009, which reduced TVA sales by approximately seven percent at its peak, and a relatively sluggish economic recovery, TVA believes new generation sources will be needed to meet load growth under most likely scenarios.  Additionally, increasingly stringent environmental regulations facing coal-fired power plants, coupled with TVA’s announced intention to transition more towards generation sources with low or no emissions, are highly likely to result in a need for new generating capacity.  Accordingly, TVA intends to make capital investments in the current year as well as future years.

Natural Resources.  In addition to planning its power operations, TVA is reviewing the manner in which it meets its natural resource stewardship obligations. A Natural Resource Plan (“NRP”) is being drafted as a guide for planning resources to implement water resource, biological and cultural resource, recreation, and reservoir lands planning activities. The process for drafting the NRP has been similar to the IRP process, including public input and analysis of strategies and scenarios. The draft is expected to be available for public comment in March 2011 and the preferred alternative for planning natural resource activities is scheduled to go the TVA Board in fall 2011.

Coal-Fired Generation

Future environmental laws, regulations, and judicial actions could result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and financing requirements.  Current and future environmental laws, regulations, and judicial actions may require TVA to install scrubbers and other emission controls to continue operating its coal-fired units.  TVA is reviewing its options with respect to the units without emission control equipment and these options include, among other things, installing scrubbers or other emission controls or removing the units from service, perhaps permanently.  In October 2010, TVA idled Widows Creek Fossil Plant (“Widows Creek”) Unit 2 as well as Shawnee Fossil Plant Unit 10.  TVA had already idled Widows Creek Unit 5 in September 2010. The three units accounted for nearly 350 MW of summer net capability.

Risks are associated with the potential idling of additional coal units.  Although these risks are being addressed through the integrated planning processes and diversification of fuel sources and fuel type as well as physical and financial hedging programs for fuel and purchased power there still may be some adverse impacts to TVA.

Coal Combustion Products Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet coal combustion product (“CCP”) facilities.  Phases one and two were completed during 2010.  The studies showed that none of TVA’s other coal-fired plants showed the same set of conditions that existed at the Kingston Fossil Plant (“Kingston”) at the time of the ash spill, and the ongoing remediation work being done at the plants will bring all of them to within industry standards in terms of stability.  The third phase of the program, which is implementation of recommended actions, is ongoing.  This phase includes risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other CCP facilities.  As a part of this effort, CCP facilities have been incorporated into TVA’s dam oversight program, and TVA employees have received additional training in dam safety and monitoring.

TVA is converting its wet fly ash, bottom ash, and gypsum facilities to dry collection facilities and remediating or eliminating the CCP facilities that were classified as “high” risk during the preliminary reassessment.  The classifications, such as “high,” do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life or significant economic or environmental damage could occur in the event of a failure.  The expected cost of the CCP work is between $1.5 billion and $2.0 billion, and the work is expected to take between eight and 10 years to complete. The work is proceeding on schedule and is prioritized based on structural needs, plant storage requirements, and ongoing studies to idle TVA’s older fossil facilities.

On December 15, 2010, a small leak was identified in the clay liner of the gypsum pond at the Kingston facility. TVA identified the leak during a routine inspection and immediately notified the state and the EPA and isolated the leak. The Tennessee Department of Environment & Conservation (“TDEC”) has sent TVA an order outlining the repairs that need to be made to the pond, including installation of a synthetic liner. TVA will comply with TDEC’s order to install a synthetic liner on the gypsum pond. The gypsum from the plant is scheduled to be dewatered in 2012, and the material will be dry stacked in the facility after 2012. The synthetic liner will be designed and installed to meet the proposed new EPA rules on coal combustion residue storage and thereby extend the life of the facility.  TVA has no immediate estimate as to how much the liner installation will cost or how long it will take to install. Those plans will be developed by TVA and submitted to TDEC in the near future.

Transmission System

                TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation (“NERC”), and approved by the Federal Energy Regulatory Commission (“FERC”).   These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system.  These standards include such areas as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA believes itself to be compliant with the majority of these standards, but as a result of self-examination and audits by its regional entity, the SERC Reliability Corporation (“SERC”), some issues have been identified.  TVA is currently engaged in developing acceptable mitigation plans with SERC, based on findings during recent audits and is negotiating financial settlements where issues have arisen.

TVA recognizes that reliability standards and expectations are becoming more complex and stringent for transmission systems.  Compliance with these standards and expectations may necessitate the need to expand manpower and programs to address the associated exposure to risk of noncompliance.  TVA is currently evaluating its options to meet these new measures.

Financial Flexibility

The TVA Act specifies that TVA’s bonds, notes, and other evidences of indebtedness (“Bonds”) may not exceed $30.0 billion outstanding at one time.  As of December 31, 2010, TVA had $23.8 billion of Bonds outstanding.  TVA’s challenge to meet the economic, environmental and energy demands facing the Tennessee Valley region and nation puts further pressure on its $30.0 billion borrowing authority which has not been changed since 1979.    Increased future capital expenditures along with restrictive borrowing authority may pose a challenge to TVA’s ability to maintain low and competitive power rates.

Future Workforce Needs and Development

Effectively addressing workforce needs is a priority for TVA.  Although TVA traditionally experiences low employee turnover, potential emerging risks exist due to retirements, competition for talent from other companies, new nuclear construction, new regulations and evolving employee skill sets required to meet TVA’s vision of being one of the nation’s leading providers of low-cost and cleaner energy by 2020.  During 2010, TVA established a new organization to focus on human capital, including recruiting programs and outreach to high school, trade school and college students.  In addition, a workforce planning program was developed in 2010, and the program will be implemented agency-wide in 2011.  TVA’s compensation and benefits programs are benchmarked to measure competiveness.  The goal of these initiatives is the recruitment, retention and motivation of the talent required to achieve the TVA vision.  Achieving this goal may be challenging in light of the recently announced pay freeze for federal employees.  See Legislative and Regulatory Matters below for a discussion of the pay freeze.

Safeguarding Assets

Physical Security.  TVA is responsible for assets across the TVA service area, and the protection of TVA’s critical infrastructures, TVA employees, and the public is a priority.  In protecting these assets, TVA follows numerous regulatory requirements that set minimum standards for physical security.  TVA protects critical assets using a combination of threat analysis, technology and partnerships with the public to help deter, detect and respond to specific threats.  In addition, training programs for TVA’s workforce are also being developed in order to foster a strong culture of security awareness throughout TVA.  TVA will likely spend between $30 million and $60 million between 2011 and 2013 on protective measures, based on assessments to be performed in 2011 that are expected to identify opportunities for improvement.

Nuclear Security.  Nuclear security is carried out in accordance with federal regulations as set forth by the Nuclear Regulatory Commission (“NRC”).  These regulations are designed for the protection of TVA’s nuclear power plants and for the health and safety of the public and employees from the threat of radiological sabotage.  Unauthorized access to the stations is prohibited by TVA’s nuclear security response forces.  These forces are capable of executing a defensive strategy specifically designed and implemented to prevent radiological sabotage.  TVA currently plans to spend between $100 million and $140 million between 2011 and 2013 on upgrades to the nuclear security infrastructure.

Cyber Security.   Cyber security and the protection of TVA operations and activities are a priority.  TVA uses a defense-in-depth security model in an effort to prevent, detect, respond to, and recover from threats against its systems.  TVA plans to modify and upgrade its protections as technology advances and threat environments and business requirements change.  TVA currently plans to spend approximately $20 million to $40 million in cyber security updates between 2011 and 2013.

Pension Fund

As of September 30, 2010, TVA's pension plan had assets of $6.8 billion compared with liabilities of $10.4 billion.  TVA's plan remained underfunded at December 31, 2010.  Assets in the plan at December 31, 2010 were approximately $7.0 billion.  The ability of the plan’s funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has nearly 23,000 participants receiving benefits of approximately $600 million per year.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Net working capital may be negative from time to time, and TVA uses short-term debt to fund these short-term cash needs as well as scheduled maturities of long-term debt.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the limit on the amount of Bonds TVA may have outstanding at any one time is $30.0 billion.  The level of the capital investments TVA anticipates that may be needed to meet strategic planning goals over the next decade is such that TVA expects that it will not be able to use debt to finance all of its costs under its current borrowing authority.  Capital spending requirements could be met with a combination of financing, additional power sales, costs reductions, and rate increases, or in other ways.  Certain sources of liquidity are discussed below.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  As of December 31, 2010, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  TVA’s rated Bonds are currently rated “Aaa” by Moody’s Investors Service and/or “AAA” by Standard & Poor’s and/or Fitch Ratings, which are the highest ratings assigned by these agencies.  The ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies.  Ratings are assigned independently, and each should be evaluated as such.

TVA uses the proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA’s short-term borrowings.

Short-Term Borrowing Table
	At December 31 2010	For the three months ended December 31 2010	At December 31 2009	For the three months ended December 31 2009

Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
	$219	$39	$1,057	$817
Discount Notes

Weighted Average Interest Rate

Discount Notes	0.04%	0.08%	0.03%	0.04%

Maximum Month-End Amount Outstanding During Period

Discount Notes	N/A	$219	N/A	$1,057

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements was made possible by the 1959 amendments to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at December 31, 2010.

TVA also has funding available in the form of three revolving credit facilities totaling $2.5 billion.  The $1.0 billion short-term credit facility matures on May 11, 2011, and both the $0.5 billion and the $1.0 billion long-term credit facilities mature on January 14, 2014. The $1.0 billion credit facility maturing on January 14, 2014, replaces a $1.0 billion short-term facility.  The credit facilities also accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt. At December 31, 2010, there were $168 million of letters of credit outstanding under the then-existing credit facilities, and there were no outstanding borrowings. TVA anticipates renewing each credit facility or replacing it with a different credit facility as it matures. See Note 10 — Debt Securities Activity and Note 17 — Credit Facilities.

Summary Cash Flows

A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the three months ended December 31, 2010 and 2009 follows:

Summary Cash Flows
For the three months ended December 31
	2010	2009
Cash provided by (used in):
Operating activities	$528	$441
Investing activities	(747)	(663)
Financing activities	133	271

Net increase (decrease) in cash and cash equivalents	$(86)	$49

Operating Activities.  Net cash flows from operating activities increased $87 million for the three months ended December 31, 2010, compared to the same period in the prior year.  This increase resulted from an increase in operating revenues primarily due to FCA rate increases and increased sales volume.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities increased $84 million for the three months ended December 31, 2010, compared to the same period in the prior year.  The increase resulted primarily from an additional $87 million spent on major projects in process, including the new John Sevier Combined Cycle Facility, as well as the new unit at the Watts Bar Nuclear Plant (“Watts Bar”).

Financing Activities.  Net cash flows provided by financing activities decreased $138 million during the three months ended December 31, 2010, as compared to the same period of the prior year.  The decrease was primarily due to net issuances of long-term debt of $78 million during the three months ended December 31, 2009 as compared to net redemptions and repurchases of $5 million during the three months ended December 31, 2010.  Additionally, payments on leases and leaseback financing increased $36 million primarily due to the purchase of an office building previously under a capital lease.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2010, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2011(1)	2012	2013	2014	2015	Thereafter	Total

Debt(2)	$1,223	$1,523	$2,308	$32	$1,032	$17,695	$23,813
Interest payments relating to debt	940	1,310	1,166	1,081	1,080	19,916	25,493
Lease obligations
Capital	4	5	—	—	—	3	12
Non-cancelable operating	37	43	40	29	25	171	345
Purchase obligations
Power	187	227	172	164	212	4,354	5,316
Fuel	1,521	1,546	1,353	1,143	1,128	2,477	9,168
Other	99	178	152	155	52	493	1,129
Litigation settlement	—	3	3	3	—	—	9
Environmental cleanup costs-Kingston ash spill	167	124	97	95	—	—	483
Payments on other financings	120	136	488	100	104	712	1,660
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	20	10	—	—	70
Return on Power Program Appropriation Investment	8	22	20	19	18	235	322

Total	$4,326	$5,137	$5,819	$2,831	$3,651	$46,056	$67,820
Note (1) Period January 1 – September 30, 2011
(2) Does not include noncash items of foreign currency exchange loss of $8 million and net discount on sale of Bonds of $216 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations Payments due in the year ending September 30
	2011(1)	2012	2013	2014	2015	Thereafter	Total

Energy Prepayment Obligations	$79	$105	$102	$100	$100	$310	$796

Note
(1) Period January 1 – September 30, 2011

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three months ended December 31, 2010 and 2009:

Sales of Electricity
(millions of kWh)
	For the three months ended December 31
	2010	2009	Percent Change

Municipalities and cooperatives	32,479	31,390	3.5%
Industries directly served	8,105	8,484	(4.5%)
Federal agencies and other	535	496	7.9%
Total sales of electricity	41.119	40,370	1.9%

Heating degree days (normal 1,311)	1,406	1,343	4.7%

Cooling degree days (normal 64)	61	20	205%

Combined degree days (normal 1,375)	1,467	1,363	7.6%

The 1.1 billion kilowatt-hour (“kWh”) increase in sales to Municipalities and cooperatives was primarily due to an increase in residential sales of TVA’s distributor customers.  This was the result of an increase in heating degree days for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, primarily due to a colder than normal December.  Sales to the commercial and industrial customers of TVA’s distributor customers remained relatively flat compared to the three months ended December 31, 2009.

The 379 million kWh decrease in sales to TVA’s Industries directly served was primarily due to a decrease in sales to TVA’s largest directly served customer, which has been curtailing operations.

The 39 million kWh increase in sales to Federal agencies and other was due to a 25 million kWh increase in sales to federal agencies directly served and an increase of 14 million kWh sold off-system due to an increase in excess generation available for resale.

Financial Results

The following table compares operating results for the three months ended December 31, 2010 and 2009:

Summary Statements of Operations
For the three months ended December 31
	2010	2009

Operating revenues	$2,828	$2,349
Operating expenses	(2,558)	(1,878)
Operating income	270	471
Other income, net	11	6
Interest expense, net	(329)	(327)

Net income (loss)	$(48)	$150

Operating Revenues.  Operating revenues for the three months ended December 31, 2010 and 2009 consisted of the following:

Operating Revenue
	For the three months ended December 31
	2010	2009	Percent Change

Operating Revenues
Municipalities and cooperatives	$2,386	$1,945	22.7%
Industries directly served	382	348	9.8%
Federal agencies and other	32	27	18.5%
Other revenue	28	29	(3.4%)

Total operating revenues	$2,828	$2,349	20.4%

Operating revenues increased $479 million in the three months ended December 31, 2010 compared to the three months ended December 31, 2009 due to the following :

Three Month Change

FCA rate changes	$457
Volume	57
Base rates	(35)
Off system sales and other	1
Other revenue	(1)
Total	$479

Significant items contributing to the $479 million increase in operating revenues included:

•
A $441 million increase in revenue from Municipalities and cooperatives primarily due to FCA rate increases which increased revenues by $387 million and an increase in sales volume of 3.5 percent, which increased revenues an additional $72 million.  These increases were partially offset by lower base rates resulting from implementation of seasonal rate structures which reduced revenues by $18 million.

•
A $34 million increase in revenues from Industries directly served primarily due to FCA rate increases, which increased revenues by $65 million.  This increase was partially offset by a decrease in sales volume of 4.5 percent, which reduced revenues by $16 million, and lower base rates resulting from implementation of seasonal rate structures, which reduced revenue by $15 million.

•
A $5 million increase in revenues from Federal Agencies and other as a result of a $4 million increase in revenues from federal agencies directly served primarily due to the FCA rate increases  and an increase in off-system sales of $1 million.

Operating Expenses. Operating expenses for the three months ended December 31, 2010 and 2009 consisted of the following:

TVA Operating Expenses
	For the three months ended December 31
	2010	2009	Percent Change

Fuel and purchased power	$1,098	$608	80.6%
Operating and maintenance	883	754	17.1%
Depreciation, amortization, and accretion	432	411	5.1%
Tax equivalents	145	105	38.1%

Total operating expenses	$2,558	$1,878	36.2%

Significant drivers contributing to the $680 million increase in total operating expenses are described below:

Fuel and purchased power expense increased $490 million due to:

•
A $296 million increase in fuel and purchased power expense related to the FCA mechanism which matches the recognition of fuel and purchased power expense with the period it is collected in the FCA.  This increase primarily resulted from an increase in the FCA rate for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  The FCA rates for the three months ended December 31, 2009, included the liquidation of FCA amounts that were overcollected during 2009.

•
A $109 million increase in fuel expense resulting primarily from an increase in net thermal generation of seven percent, which increased fuel expense by $87 million.  The increase in net thermal generation was due to a decrease in hydroelectric generation of 2.5 billion kWh, or 45 percent.  Additionally, the aggregate fuel cost per kWh of net thermal generation increased 13 percent, which caused a $22 million increase in fuel expense.

•
An $85 million increase in purchased power expense primarily because of an increase in purchased power volume of 1.7 billion kWh, or 31 percent, which increased purchased power expense by $80 million, and an increase in the average price of purchased power of two percent, which increased purchased power expense an additional $5 million.

Operating and maintenance expense increased $129 million.  The primary drivers for the increase were a $25 million increase in pension and postretirement benefit expense and an increase in operating and maintenance expense at nuclear plants of $21 million due to increased duration of refueling outages, maintenance projects to increase plant reliability, and increased security costs due to regulatory requirements.  Additional items contributing to the increase in Operating and maintenance expense included a $10 million increase in other benefit costs, a $13 million increase related to ash handling due to increased handling activities as TVA is in the process of converting from wet storage to dry storage facilities, a $13 million increase to support economic development initiatives, a $10 million increase at coal-fired and combustion turbine plants due to the timing of maintenance outages, and a $9 million increase in costs to support energy efficiency and demand response initiatives.

Depreciation, amortization, and accretion expense increased $21 million primarily because of an increase in net plant additions and the implementation of accelerated depreciation rates on certain coal-fired units due to the long-term idling of those units.

Tax equivalents expense increased $40 million.  This change primarily reflects an increase in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the three months ended December 31, 2010, since the FCA revenues were higher than in the three month period ended December 31, 2009.

Interest Expense.   Interest expense and interest rates for the three months ended December 31, 2010 and 2009 were as follows:
Interest Expense
	For the three months ended December 31
	2010	2009	Percent Change

Interest on debt and leaseback obligations	$ 353	$ 336	5.1%
Amortization of debt discount, issue, and reacquisition costs, net	5	5	0.0%
Allowance for funds used during construction and nuclear fuel expenditures	(29)	(14)	107.1%

Net interest expense	$ 329	$ 327	0.6%

	2010	2009	Percent Change
Interest rates (average)
Long-term*	5.87	5.94	(1.2%)
Discount notes	0.08	0.04	100%
Blended*	5.86	5.73	2.2%

Note
* The average interest rates on long-term debt for the three months ended December 31, 2010 reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the period presented, and interest expense for those periods.  Interest expense is interest on long-term debt, including amortization of debt discounts, issue, and reacquisition costs, net.  Average long-term interest rates reported for the three months ended December 31, 2009  were calculated using the average balance of debt based at the beginning and end of the period.  The calculation was changed so that the average rate reflects fluctuations in the balance of long-term debt throughout the periods and the impact on interest expense.

The $2 million increase in net interest expense was primarily due to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  This increase was offset partially by the greater amounts of capitalized interest due to an increase in the construction work in progress base used to calculate allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s critical accounting policies are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 of the Notes to the Financial Statements in the Annual Report.

Changes in Ratemaking Impacting Accounting

On August 20, 2010, the TVA Board approved the terms and conditions of new wholesale rate structures to become effective in April 2011.  The proposed changes are not intended to provide additional revenue for TVA; however, individual distributors and end-use customers may see some effects on their bills.  The proposed rate structures would provide price signals intended to incentivize distributor customers and end-use customers to shift energy usage from high cost periods to less expensive periods.  For distributor customers, the wholesale rates would initially be a time-of-use rate with an option for a seasonal demand and energy rate for a limited time.  TVA is proposing to have all distributor customers on a time-of-use wholesale rate structure by no later than October 2012; however, TVA will continue to have discussions with distributors on other alternative wholesale rate structures.  For directly served customers and distributor-served customers with contract demands in excess of five MW, TVA is proposing a default time-of-use rate structure with the option of a seasonal demand and energy rate structure.

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

New Accounting Standards and Interpretations

For a discussion of TVA’s new accounting standards and interpretation, see Note 2, which discussion is incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

Howard A. Thraikill’s term as a member of the TVA Board ended December 22, 2010, with the adjournment of Congress on that date.

    On January 28, 2011, Masoud Bajestani, TVA’s Vice President of Watts Bar 2, left TVA for reasons unrelated to the nuclear program and Watt Bar Unit 2.  Also effective, January 28, 2011, Marie Gillman took management responsibility for the Watts Bar Unit 2 construction project until a permanent successor is named.  Ms. Gillman is the general manager of strategic projects in the Nuclear Generation Development and Construction organization.

Legislative and Regulatory Matters

On December 22, 2010, Congress approved President Obama’s proposal to freeze base pay for civilian federal employees for a period from January 1, 2011, to December 31, 2012. This freeze applies to TVA’s senior executives, which includes all employees at the level of vice president and above.  Although the freeze does not apply to employees below this level, TVA at its own discretion froze salaries for managers, specialists, and those employees not covered by collective bargaining agreements for the duration of the federal freeze.  The freeze does not affect salaries that were already in effect as of January 1, 2011, nor does it affect TVA employees in bargaining unit represented positions.

For a discussion of recent environmental regulation, see Environmental Matters — Climate Change — Regulation below.

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

 Clean Air Regulations

             The Clean Air Act (“CAA”) establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions.  The following CAA programs, along with those discussed in Item 1, Business - Environmental Matters in the Annual Report, can affect TVA’s power generation activities.

National Ambient Air Quality Standards--Ozone.   In January 2010, EPA published a proposed rule that would establish more stringent primary and secondary ozone national ambient air quality standards (“NAAQS”).  On December 8, 2010, the EPA Administrator announced a delay in the final issuance of the ozone standard.  EPA now expects to publish the final rule with the new ozone standards by July 31, 2011.  As the ozone standards become more stringent, utilities are expected to come under increasing pressure to further reduce NOx emissions from their existing fossil plants.

Hazardous Air Pollutants.   In June 2010, EPA published a proposed rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters.  Some of TVA’s startup and auxiliary boilers may be required to install monitors and/or controls to meet these standards by CY 2014.  In December 2010, EPA filed for an extension from the current court-ordered schedule, seeking a 15-month delay to issue a final rule by April 2012.  Until the final rule is published, specific requirements are too uncertain to predict.

Climate Change

Regulation.   In December 2010, EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating greenhouse gas (“GHG”) emissions from oil and coal electric generating units.  An EPA proposal is required by July 26, 2011, and a final rule is required by May 26, 2012.  These rules will affect TVA, but the extent of these impacts is not yet known.

In December 2010, EPA identified 13 states, including Kentucky, that will need to change their existing State Implementation Plans to ensure the states can properly implement EPA’s new Title V GHG permitting requirements under the Prevention of Significant Deterioration (“PSD”) program, which began January 2, 2011.
In November 2010, EPA released guidance and other implementation tools for the new permitting requirements. The information released by EPA is intended to guide permitting authorities in issuing permits covering GHG emissions. The guidance does not recommend a specific control option for GHG sources but instead recommends that permitting authorities use the current process, known as the “best available control technology process,” to review all available emission reduction options.  EPA statements indicate that in most cases, this process will show that industry can achieve the most cost effective reductions through energy efficiency measures.  These rules will affect TVA’s existing fossil power plants if the plants are modified in significant ways which trigger major source permitting, as well as any new fossil power plants which require major source permitting.

In December 2010, EPA finalized requirements for geologic sequestration, a process of capturing carbon dioxide (“CO2”) from industrial sources and injecting the emissions into deep subsurface rock formations for long-term storage. The final rule establishes new federal requirements for the underground injection of CO2 for the purpose of long-term underground storage and a new well class to ensure the protection of underground sources of drinking water from injection-related activities.  TVA is evaluating the potential for geologic sequestration.
In October 2010, EPA and the Department of Transportation proposed a rule to reduce GHG emissions and improve the fuel efficiency of model years 2014 through 2018 medium-duty and heavy-duty vehicles.  Some industries and other groups are petitioning for court review of EPA’s authority to regulate GHG emissions under this rule.  Any court ruling on this matter could impact regulations of GHG that could affect TVA.
In December 2010, California’s Air Resources Board voted to approve a cap-and-trade program for GHG emissions.  The cap-and-trade program is scheduled to begin in 2012. Covered sources will initially receive enough free permits to cover the majority of their emissions, but will gradually have to buy permits at auction.
International Accords.   The 16th Session of the Conferences of the Parties to the United Nations Framework Convention on Climate Change held a meeting in Cancun, Mexico in late November 2010. The parties agreed on a few elements, known as the Cancun Agreements, that anchor national mitigation pledges and take initial steps to strengthen elements of a climate framework.
Litigation.   On December 10, 2010, the United States Court of Appeals for the D.C. Circuit denied motions by a broad range of industry participants and several states to stay EPA’s GHG regulatory program.  See Note 16 for a discussion of GHG litigation to which TVA is a party.
Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks.   The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for generation from alternative energy sources, and impacts to business reputation and public opinion.

Water Quality Control Developments

EPA is expected to propose a new rule in early CY 2011 designed to minimize the adverse impacts to fish and shellfish from the design and operation of cooling water intake structures at existing power plants.  The new rule is expected to require changes in the operation of cooling water intakes and modifications to their design.  All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are likely to be subject to the new rule.  Because of the uncertainty of the changes to be made by EPA, the impacts of the rulemaking are uncertain at this time.  However, these changes could potentially result in significant increases in TVA’s capital costs and operating and maintenance costs.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

TVA Air, Water, and Waste Quality Estimated Potential Environmental Expenditures As of December 31, 2010 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(1)	2011+	$ 23
CCP conversion and remediation(2)	2011-2020	$ 1,453
Proposed clean air projects(3)	2011-2018	$ 3,774
Clean Water Act requirements(4)	2015-2020	TBD*

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
(4) Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act and EPA’s decision to revise the steam electric effluent guidelines will be determined upon finalization of the rules.
*  TBD – to be determined as regulations become final

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  TVA had accrued approximately $11 million with respect to Legal Proceedings as of December 31, 2010.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16, which discussion is incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities in the Annual Report.  See Note 12 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2010.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2010, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

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

10.1
Second Amendment Dated as of October 7, 2010, to Fall Maturity Credit Agreement Dated as of March 26, 2009, and Amended as of November 9, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on October 12, 2010, File No. 000-52313)

10.2
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.3
Winter Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, The Royal Bank of Scotland pic, as Administrative Agent and Letter of Credit Issuer, The Royal Bank of Scotland pic, as a Lender, and the Other Lenders Party Thereto

10.4	Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2011		TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ John M. Thomas, III
John M. Thomas, III
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1
Second Amendment Dated as of October 7, 2010, to Fall Maturity Credit Agreement Dated as of March 26, 2009, and Amended as of November 9, 2009, Among TVA, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on October 12, 2010, File No. 000-52313)

10.2
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto

10.3
Winter Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, The Royal Bank of Scotland pic, as Administrative Agent and Letter of Credit Issuer, The Royal Bank of Scotland pic, as a Lender, and the Other Lenders Party Thereto

10.4	Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer