Form 10-Q
period 2011-03-31
Tennessee Valley Authority
filed 2011-05-03
CIK 1376986

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2011
 OR
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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ARP	Acid Rain Program
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CVA	Credit valuation adjustment
CY	Calendar year
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FERC	Federal Energy Regulatory Commission
FTP	Financial trading program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
MWh	Megawatt hours (s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSR	New Source Review
PSD	Prevention of Significant Deterioration
QSPE	Qualifying Special-Purpose Entity
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment & Conservation
TVARS	Tennessee Valley Authority Retirement System
VIE	Variable Interest Entities

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

•	The requirement or decision to make additional contributions to TVA’s pension or other post-retirement benefit plans or to TVA’s Nuclear Decommissioning Trust (“NDT”);
•	Events at a TVA nuclear facility, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, and damage to the property of others;
•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities and on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, negatively affect the cost and schedule for completing Watts Bar Nuclear Plant (“Watts Bar”) Unit 2, increase the costs of operating TVA’s existing nuclear units, and cause TVA to forego any future construction at Bellefonte Nuclear Plant (“Bellefonte”) or other facilities;

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

•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates, currency exchange rates, and inflation rates;
•       Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•
Changes in the market for TVA’s debt securities, changes in TVA’s borrowing authority, changes in TVA’s or U.S. Government’s credit rating, or limitations on TVA’s ability to borrow money which may result from, among other things, TVA’s approaching or reaching its debt ceiling;

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

GENERAL INFORMATION

Fiscal Year

References to years (2011, 2010, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY STATEMENTS OF OPERATIONS (Unaudited) (in millions)
	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,517	$2,218	$4,903	$4,163
Industries directly served	385	347	767	695
Federal agencies and other	32	25	64	52
Other revenue	34	32	62	61
Total operating revenues	2,968	2,622	5,796	4,971

Operating expenses
Fuel	749	411	1,487	834
Purchased power	279	194	639	379
Operating and maintenance	800	756	1,683	1,510
Depreciation and amortization	428	413	860	824
Tax equivalents	145	101	290	206
Total operating expenses	2,401	1,875	4,959	3,753

Operating income	567	747	837	1,218

Other income (expense), net	10	8	21	14

Interest expense
Interest expense	356	342	714	683
Allowance for funds used during construction and nuclear fuel expenditures	(32)	(17)	(61)	(31)
Net interest expense	324	325	653	652

Net income (loss)	$253	$430	$205	$580
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY BALANCE SHEETS (in millions)
ASSETS
	March 31, 2011	September 30, 2010
Current assets	(Unaudited)
Cash and cash equivalents	$755	$328
Accounts receivable, net	1,403	1,639
Inventories, net	1,136	1,012
Regulatory assets	716	791
Other current assets	196	78
Total current assets	4,206	3,848

Property, plant, and equipment
Completed plant	43,236	42,997
Less accumulated depreciation	(19,984)	(19,326)
Net completed plant	23,252	23,671
Construction in progress	3,792	3,008
Nuclear fuel	1,129	1,102
Capital leases	29	49
Total property, plant, and equipment, net	28,202	27,830

Investment funds	1,248	1,128

Regulatory and other long-term assets
Regulatory assets	9,483	9,756
Other long-term assets	382	191
Total regulatory and other long-term assets	9,865	9,947

Total assets	$43,521	$42,753

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,382	$1,698
Environmental cleanup costs - Kingston ash spill	163	220
Accrued interest	420	407
Current portion of leaseback obligations	79	74
Current portion of energy prepayment obligations	105	105
Regulatory liabilities	242	63
Short-term debt, net	—	27
Current maturities of long-term debt	9	1,008
Total current liabilities	2,400	3,602

Other liabilities
Post-retirement and post-employment benefit obligations	4,780	4,729
Asset retirement obligations	3,035	2,963
Other long-term liabilities	1,564	1,526
Leaseback obligations	1,230	1,279
Energy prepayment obligations	664	717
Environmental cleanup costs - Kingston ash spill	285	305
Regulatory liabilities	275	106
Total other liabilities	11,833	11,625

Long-term debt, net	23,917	22,389

Total liabilities	38,150	37,616

Proprietary capital
Power program appropriation investment	318	328
Power program retained earnings	4,470	4,264
Total power program proprietary capital	4,788	4,592
Nonpower programs appropriation investment, net	635	640
Accumulated other comprehensive loss	(52)	(95)
Total proprietary capital	5,371	5,137

Total liabilities and proprietary capital	$43,521	$42,753
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CASH FLOWS (Unaudited) For the six months ended March 31 (in millions)
	2011	2010
Cash flows from operating activities
Net income (loss)	$205	$580
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	870	834
Nuclear refueling outage amortization	29	58
Amortization of nuclear fuel	114	116
Non-cash retirement benefit expense	232	177
Prepayment credits applied to revenue	(53)	(53)
Fuel cost adjustment deferral	157	(642)
Environmental cleanup costs – Kingston ash spill – non cash	38	31
Changes in current assets and liabilities
Accounts receivable, net	256	165
Inventories and other, net	(169)	(115)
Accounts payable and accrued liabilities	(273)	(60)
Accrued interest	13	18
Environmental cleanup costs – Kingston ash spill, net	(66)	(185)
Other, net	(20)	5
Net cash provided by operating activities	1,333	929

Cash flows from investing activities
Construction expenditures	(1,117)	(1,005)
Nuclear fuel expenditures	(159)	(235)
Purchases of investments, net	—	5
Loans and other receivables
Advances	(19)	(22)
Repayments	7	10
Other, net	(1)	3
Net cash used in investing activities	(1,289)	(1,244)

Cash flows from financing activities
Long-term debt
Issues	1,540	116
Redemptions and repurchases	(1,015)	(29)
Short-term debt issues (redemptions), net	(27)	303
Proceeds from sale/leaseback financing	5	—
Payments on leases and leaseback financing	(88)	(57)
Financing costs, net	(18)	(3)
Payments to U.S. Treasury	(14)	(15)
Other	—	1
Net cash provided by financing activities	383	316

Net change in cash and cash equivalents	427	1
Cash and cash equivalents at beginning of period	328	201

Cash and cash equivalents at end of period	$755	$202
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited) For the three months ended March 31, 2011 and 2010 (in millions)
	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at December 31, 2009 (unaudited)	$ 343	$ 3,442	$ 651	$ (18)	$ 4,418
Net income (loss)	–	432	(2)	–	430	$ 430
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	(46)	(46)	(46)
Reclassification to earnings from cash flow hedges	–	–	–	59	59	59
Total other comprehensive income (loss)	–	–	–	13	13	13
Total comprehensive income (loss)						$ 443
Return on Appropriation Investment	–	(3)	–	–	(3)
Return of Appropriation Investment	(5)	–	–	–	(5)
Balance at March 31, 2010 (unaudited)	$ 338	$ 3,871	$ 649	$ (5)	$ 4,853

Balance at December 31, 2010 (unaudited)	$ 323	$ 4,217	$ 637	$ (39)	$ 5,138
Net income (loss)	–	255	(2)	–	253	$ 253
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	14	14	14
Reclassification to earnings from cash flow hedges	–	–	–	(27)	(27)	(27)
Total other comprehensive income (loss)	–	–	–	(13)	(13)	(13)
Total comprehensive income (loss)						$ 240
Return on Appropriation Investment	–	(2)	–	–	(2)
Return of Appropriation Investment	(5)	–	–	–	(5)
Balance at March 31, 2011 (unaudited)	$ 318	$ 4,470	$ 635	$ (52)	$ 5,371

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited) For the six months ended March 31, 2011 and 2010 (in millions)
	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at September 30, 2009	$ 348	$ 3,291	$ 654	$ (75)	$ 4,218
Net income (loss)	–	585	(5)	–	580	$ 580
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	21	21	21
Reclassification to earnings from cash flow hedges	–	–	–	49	49	49
Total other comprehensive income (loss)	–	–	–	70	70	70
Total comprehensive income (loss)						$ 650
Return on Appropriation Investment	–	(5)	–	–	(5)
Return of Appropriation Investment	(10)	–	–	–	(10)
Balance at March 31, 2010 (unaudited)	$ 338	$ 3,871	$ 649	$ (5)	$ 4,853

Balance at September 30, 2010	$ 328	$ 4,264	$ 640	$ (95)	$ 5,137
Net income (loss)	–	210	(5)	–	205	$ 205
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	–	–	–	63	63	63
Reclassification to earnings from cash flow hedges	–	–	–	(20)	(20)	(20)
Total other comprehensive income (loss)	–	–	–	43	43	43
Total comprehensive income (loss)						$ 248
Return on Appropriation Investment	–	(4)	–	–	(4)
Return of Appropriation Investment	(10)	–	–	–	(10)
Balance at March 31, 2011 (unaudited)	$ 318	$ 4,470	$ 635	$ (52)	$ 5,371

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

Reclassifications

       Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.  Nuclear fuel and capital leases of $1.2 billion at September30, 2010, have been reclassified as Nuclear fuel of $1.1 billion and Capital leases of $49 million.  Other long-term liabilities of $4.7 billion have been reclassified to Post-retirement and post-employment benefit obligations on the September 30, 2010 Balance Sheet.  On the Statements of Cash Flows, $185 million previously reported as changes in Accounts payable and accrued liabilities has been reclassified as Environmental cleanup costs-kingston ash spill, net for the six months ended March 31, 2010.

      Operating expenses of $605 million and $1.2 billion for the three and six months ended March 31, 2010, respectively, previously reported as Fuel and purchased power on the Statements of Operations, have been reclassified as follows:

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Fuel	$411	$834
Purchased power	194	379

       Interest on debt and leaseback obligations has been combined with Amortization of debt discount, issue, and reacquisition costs, net have been combined in the periods ending March 31, 2011 and are shown as Interest expense in the Statements of Operations.  Interest expense for the three and six months ended March 31, 2010, is $342 million and $683 million, respectively.

      Operating expenses of $1.1 billion for the three months ended December 31, 2010, previously reported as Fuel and purchased power, have also been reclassified as Fuel of $738 million and Purchased power of $360 million.

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

2.  Impact of New Accounting Standards and Interpretations

         The following accounting standards and interpretations became effective for TVA during 2011.

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

        There were no accounting standards issued that were not yet effective and adopted by TVA as of March 31, 2011, that, if adopted, would have materially affected its financial condition, results of operation, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2011	At September 30, 2010

Power receivables
Billed	$629	$597
Unbilled	715	1,004
Total power receivables	1,344	1,601

Other receivables	60	40
Allowance for uncollectible accounts	(1)	(2)

Net accounts receivable	$1,403	$1,639

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2011	At September 30, 2010

Fuel inventory	$637	$539
Materials and supplies inventory	513	486
Emission allowance inventory	11	11
Allowance for inventory obsolescence	(25)	(24)

Inventories, net	$1,136	$1,012

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2011	At September 30, 2010

Coal contract derivative assets	$253	$103
Loans and long-term receivables, net	99	83
Currency swap assets	19	–
Other long-term assets	11	5

Total other long-term assets	$382	$191

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

TVA Regulatory Assets and Liabilities
	At March 31 2011	At September 30 2010
Current regulatory assets
Deferred nuclear generating units	$391	$391
Unrealized losses on commodity derivatives	234	184
Environmental cleanup costs – Kingston ash spill	76	76
Deferred outage costs	13	42
Deferred capital lease	2	14
Fuel cost adjustment receivable	—	84
Total current regulatory assets	716	791

Non-current regulatory assets
Deferred pension costs	4,321	4,456
Deferred nuclear generating units	1,369	1,565
Environmental cleanup costs – Kingston ash spill	939	987
Other non-current regulatory assets	904	499
Nuclear decommissioning costs	837	898
Non-nuclear decommissioning costs	457	410
Unrealized losses on swaps and swaptions	419	797
Unrealized losses on commodity contracts	237	144
Total non-current regulatory assets	9,483	9,756

Total regulatory assets	$10,199	$10,547
Current regulatory liabilities
Unrealized gains on commodity contracts	$139	$57
Fuel cost adjustment payable	103	—
Capital leases	—	6
Total current regulatory liabilities	242	63
Non-current regulatory liabilities
Unrealized gains on commodity contracts	275	106

Total regulatory liabilities	$517	$169

Preconstruction Costs.  Certain preliminary work and costs associated with engineering, design, and licensing activities, as well as the procurement of long lead-time components for the partially completed Bellefonte Unit 1, have been deferred as a regulatory asset pending the TVA Board’s decision on the completion of the project.  If the TVA Board decides to complete Bellefonte Unit 1, the costs will be moved to construction in progress and amortized over a cost recovery period equivalent to the expected useful life of the future operating nuclear unit.  If the TVA Board decides not to complete the unit, the costs will be expensed at the time of the decision.  The preconstruction costs were $60 million as of March 31, 2011, and are included in other non-current regulatory assets.  At September 30, 2010, no such preconstruction asset had been incurred.
       Environmental Agreement.  In conjunction with the Environmental Protection Agency (“EPA”) agreement (See Note 17 — EPA Settlement), management decided to record certain liabilities resulting from the agreement totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects (with preference for projects in the TVA power service area or watershed); and $10 million in civil penalties).  The TVA Board determined that these costs will be collected in customer rates in the future and, accordingly, the amounts have been deferred as a regulatory asset.  These amounts will be charged to expense and recovered in rates over future periods.  The period over which these amounts will be recovered in rates is expected to be determined and approved through the annual rate setting process near the end of 2011.

7.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant (“Kingston”) failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the recovery process will be substantially completed in 2014, although monitoring may continue beyond that date.  Once the removal actions are completed, TVA will be required to assess the site and determine whether any additional actions may be needed at Kingston or the surrounding impacted area.

Insurance

 TVA has property and excess liability insurance programs in place that may cover some of the Kingston ash spill costs.  Certain of the insurers that provide liability insurance have denied coverage, and three other liability insurers issued reservation of rights letters.  All of the property insurers have denied coverage.  TVA and the insurance companies that have denied coverage continue to discuss coverage and estimates of covered costs.  TVA continues to provide information to the liability insurance companies that have issued reservation of rights letters but have not denied coverage.  During the three months ended March 31, 2011, TVA settled certain of the claims.  Any amounts received related to insurance settlements will be recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

Claims and Litigation

See Note 16 — Litigation — Legal Proceedings Related to the Kingston Ash Spill and Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

Financial Impact

Because of the uncertainty at this time of the final costs to complete the work prescribed by the ash disposal plan, a range of reasonable estimates has been developed by cost category.  Known amounts, most likely scenarios, or the low end of the range for each category have been accumulated and evaluated to determine the total estimate.  The range of estimated costs varies from approximately $1.1 billion to approximately $1.2 billion.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s balance sheets.  Amounts spent since the event through March 31, 2011, totaled $676 million.   The remaining estimated liability at March 31, 2011, was $449 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment & Conservation (“TDEC”) order), regulatory directives, natural resources damages (other than payments required under the proposed memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), outcomes of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs are also not included in the estimate as those costs are included in the non-nuclear asset retirement obligation (“ARO”) liability.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At March 31, 2011	At September 30, 2010

Swaption liability	$554	$804
EPA settlement liabilities	360	—
Interest rate swap liabilities	241	371
Coal contract derivative liabilities	149	2
Commodity swap derivatives	73	118
Currency swap liabilities	37	81
Other long-term liability obligations	150	150

Total other long-term liabilities	$1,564	$1,526

9.  Asset Retirement Obligations

During the six months ended March 31, 2011, TVA’s total ARO liability increased $72 million, primarily due to accretion.  The liability was decreased by ash area settlement projects that were conducted during the first six months of 2011.  The nuclear and non-nuclear accretion were deferred as regulatory assets.  During the six months ended March 31, 2011, $24 million of the related regulatory assets was amortized into expense since this amount was collected in rates.  The nuclear ARO liability as of March 31, 2011, was $2.0 billion.  The non-nuclear ARO liability as of March 31, 2011, was $1.0 billion.

Reconciliation of Asset Retirement Obligation Liability
Six Months Ended March 31, 2011

Balance at beginning of period	$2,963

Non-nuclear settlements (ash storage areas)	(7)
2,956
Add: ARO accretion
Nuclear accretion (recorded as regulatory asset)	55
Non-nuclear accretion (recorded as regulatory asset)	24
79

Balance at end of period	$3,035

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  Debt outstanding at March 31, 2011, and September 30, 2010, including the effect of translations related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At March 31, 2011	At September 30, 2010

Short-term debt
Discount notes (net of discount)	$—	$27
Current maturities of long-term debt	9	1,008
Total short-term debt, net	9	1,035

Long-term debt
Long-term debt	24,151	22,605
Unamortized discount	(234)	(216)
Total long-term debt, net	23,917	22,389
Total outstanding debt	$23,926	$23,424

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2010 to March 31, 2011.

	Date	Amount	Interest Rate
Issuances:
2011 Series A	February 2011	$ 1,500	3.88%

electronotes®	Three months ended March 31, 2011	40	4.25%

Total		$ 1,540
Redemptions/Maturities:
2009 Series A	November 2010	$ 2	2.25%
2009 Series B	December 2010	1	3.77%
2001 Series A	January 2011	1,000	5.63%

electronotes®(1)	Three months ended December 31, 2010	2	3.62%

	Three months ended March 31, 2011	10	5.47%

Total		$ 1,015
Note (1) The electronotes® interest rate is the average of the interest rates of the notes redeemed during that period.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements was made possible by the 1959 amendments to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at March 31, 2011.

TVA also has funding available in the form of three revolving credit facilities totaling $2.5 billion.  The $1.0 billion short-term credit facility matures on May 11, 2011, and both the $0.5 billion and the $1.0 billion long-term credit facilities mature on January 14, 2014.  The credit facilities also accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At March 31, 2011, and September 30, 2010, there were $128 million and $411 million, respectively, of letters of credit outstanding under the facilities in place at those times, and there were no borrowings outstanding .

11.  Seven States Power Corporation Obligation

           Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase from TVA an undivided 90-percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States’s interest in the facility.  TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire the Seven States interest in the facility and the related assets.  As of March 31, 2011, and September 30, 2010, the carrying amount of the obligation was approximately $405 million and $413 million, respectively.

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

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended March 31		Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Six Months Ended March 31
			2011	2010	2011	2010

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$ 14	$ (46)	$ 63	$ 21

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended March 31 (1)		Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Six Months Ended March 31 (1)
	2011	2010	2011	2010

Currency swaps	$ (27)	$ 59	$ (20)	$ 49
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31 (1)		Amount of Gain (Loss) Recognized in Income on Derivatives Six Months Ended March 31 (1)
			2011	2010	2011	2010
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts. (2)	—	—	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense when the related commodity is used in production.	—	—	—	—

Commodity derivatives under financial trading program	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense when the related commodity is used in production.	(35)	(22)	(77)	(71)

Note
(1)   All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2011 and 2010.
(2)  Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps.  However, in September 2010 and February 2011 TVA issued long-term Bonds in anticipation of the maturity of other long-term debt, and used the proceeds to pay down discount notes, which caused the balance of discount notes outstanding at March 31, 2011, to remain below the notional amount of the interest rate swaps. There is no impact on the capital Statement of Operations impact of this due to the use of regulatory accounting for these items.

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At March 31, 2011		At September 30, 2010

Derivatives that Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(29)	Other long-term liabilities	$(42)	Other long-term liabilities
£250 million Sterling	19	Other long-term assets	(5)	Other long-term liabilities
£150 million Sterling	(8)	Other long-term liabilities	(34)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$(554)	Other long-term liabilities	$(804)	Other long-term liabilities

Interest rate swaps:
$476 million notional	(231)	Other long-term liabilities	(356)	Other long-term liabilities
$42 million notional	(10)	Other long-term liabilities	(15)	Other long-term liabilities
Commodity contract derivatives	73	Other long-term assets $253; Other current assets $111; Other long-term liabilities ($149); Accounts payable and accrued liabilities ($142)	103	Other long-term assets $103; Other current assets $49; Other long-term liabilities ($2); Accounts payable and accrued liabilities ($47)

Derivatives under financial trading program:
Margin cash account(1)	33	Other current assets	12	Other current assets
Unrealized losses, net	(130)	Current regulatory assets ($92); Regulatory assets ($88); Current regulatory liabilities $28; Regulatory liabilities $22	(269)	Current regulatory assets ($137); Regulatory assets ($142); Current regulatory liabilities $7; Regulatory liabilities $3

Note
(1) In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the financial trading program. Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under
Financial Trading Program table.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of March 31, 2011:

Currency Swaps Outstanding As of March 31, 2011
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2003	£150 million	2043	4.96%
2001	£250 million	2032	6.59%
1999	£200 million	2021	5.81%

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

    TVA uses regulatory accounting treatment to defer the mark-to-market gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA’s balance sheets with realized gains or losses, if any, recorded on TVA’s statements of operations.  There were no realized gains or losses for the six months ended March 31, 2011 and 2010.

    For the three and six months ended March 31, 2011, the changes in market value resulted in deferred unrealized gains on the value of the interest rate swaps and swaption of $43 million and $380 million, respectively.  All net deferred unrealized losses are reclassified as regulatory assets on the balance sheets.

Commodity Derivatives. TVA enters into certain derivative contracts for coal, natural gas, and electricity that require physical delivery of the contracted quantity of the commodity.  TVA expects to take or make delivery, as appropriate, under the electricity contract derivatives.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.

TVA marks all of its natural gas derivative contracts that require physical delivery to market.  The total market value of these natural gas derivative contracts as of March 31, 2011 and September 30, 2010 is less than $1 million.  As of March 31, 2011, these natural gas derivative contracts had terms of up to seven months.

During the three months ended December 31, 2010, TVA determined that certain quantities under the coal contract derivatives were no longer probable of physical delivery; therefore, these contracts were no longer eligible for normal purchases and normal sales accounting.  Accordingly, TVA began marking all of its coal contract derivatives to market as of December 31, 2010.  At March 31, 2011, and September 30, 2010, TVA’s coal contract derivatives had net market values of $72 million and $103 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At March 31, 2011, TVA’s coal contract derivatives had terms of up to six years.

Commodity Contract Derivatives
	At March 31, 2011			At September 30, 2010
	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)	Number of Contracts	Notional Amount	Fair Value (MtM) (in millions)

Coal Contract Derivatives	35	101 million tons	$ 72	11	27 million tons	$ 103

Natural Gas Contract Derivatives	12	43 million mmBtu	$ 1	3	1 million mmBtu	$ —

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

At March 31, 2011, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, coal, and power.  Futures contracts and option contracts under the FTP had remaining terms of one year or less.  Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program
	At March 31, 2011		At September 30, 2010
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (in mmBtu)

Futures contracts	4,850,000	$ (11)	7,920,000	$ (21)
Swap contracts	171,445,000	(146)	137,110,000	(241)
Option contracts	4,500,000	(2)	5,250,000	(2)
Natural gas financial positions	180,795,000	$ (159)	150,280,000	$ (264)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$ —	125,000	$ 2
Swap contracts	1,512,000	38	1,711,000	8
Option contracts	270,000	—	495,000	—
Fuel oil/crude oil financial positions	1,782,000	$ 38	2,331,000	$ 10

Coal (in tons)
Futures contracts	—	$ —	—	$ —
Swap contracts	400,000	3	480,000	—
Option contracts	—	—	—	—
Coal financial positions	400,000	$ 3	480,000	$ —

Power (in MWh)

Swap contracts	34,400	$ —	—	$ —

Power financial positions	34,400	$ —	—	$ —

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had fixed derivative contracts with market values of $(12) million at March 31, 2011, and $(15) million at September 30, 2010.  The deferred unrealized losses related to natural gas hedges were $(159) million at March 31, 2011, and $(264) million at September 30, 2010.  For the six months ended March 31, 2011 and 2010, TVA recognized realized losses on natural gas hedges of $(86) million and $(80) million, respectively, which were recorded as increases to fuel expense.  The deferred unrealized gains related to fuel oil/crude oil hedges were $38 million at March 31, 2011, and $10 million at September 30, 2010.  For the six months ended March 31, 2011 and 2010, TVA recognized realized gains on fuel oil/crude oil hedges of $10 million and of $9 million, respectively, which were recorded as decreases to fuel expense.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust (“NDT”), the Asset Retirement Trust (“ART”), and the Supplemental Executive Retirement Plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of March 31, 2011, and September 30, 2010, the fair value of derivative instruments in these trusts was immaterial.

Collateral.  TVA’s interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  As of March 31, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $832 million.  TVA’s collateral obligation as of March 31, 2011, under these arrangements was $128 million, for which TVA had posted $128 million under a letter of credit.  These letter of credit postings reduce the available balance under the related credit facility.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poors (“S&P”) or Moody’s Investor Service (“Moody’s”) downgrades TVA’s credit rating to AA+ or Aa1, respectively, TVA would be required to post an additional $99 million of collateral in excess of its March 31, 2011, obligation; and

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

Credit of Customers.  The majority of TVA’s counterparty credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Power sales to TVA’s largest industrial customer directly served represented five percent of TVA’s total operating revenues for the six months ended March 31, 2011.  This customer’s senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody’s.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. TVA had concentrations of accounts receivable from seven customers that represented 41 percent of total outstanding accounts receivable at both March 31, 2011, and September 30, 2010.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of March 31, 2011, the swaption and all of TVA’s currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was A2 or higher.  As of March 31, 2011, all of TVA’s coal contract derivatives were with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was Caa2 or higher.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 20 different suppliers at March 31, 2011.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

 TVA has a power purchase agreement with a supplier of electricity for 440 megawatts (“MW”) of summer net capability from a lignite-fired generating plant that expires on March 31, 2032.  The supplier’s senior secured credit ratings are currently BB- by S&P and B+ by Moody’s.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.  Additionally, the senior unsecured credit ratings of TVA’s largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently CCC- by S&P and Caa2 by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

Valuation Techniques

The measurement of fair value results in classification into a hierarchy by the inputs used to determine the fair value as follows:

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance Sheet as of March 31, 2011, and Statements of Changes in Proprietary Capital for the three and six months ended March 31, 2011.  Except for gains and losses on SERP assets, there has been no impact to the Statements of Operations or the Statements of Cash Flows related to these fair value measurements.

Investments

At March 31, 2011, TVA’s investment funds were composed of $1.2 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  Trading securities are held in the NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of TVA’s nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

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

Private partnership investments may include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations.  Investments in private partnerships generally involve a three- to four- year period where the investor contributes capital. This is followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, a ten-year or longer investment commitment.  The NDT had unfunded commitments related to private partnerships of $85 million at March

31, 2011.  These investments have no redemption or limited redemption options and may also restrict the NDT’s ability to liquidate its investment interest.  The private partnerships and other similar alternative investments are reported at fair value which is derived by independent appraisals or judgment of the general partners of each such investment. The inputs used in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments of comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows of the limited partnerships. The fair value of these investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized from the private partnership investments. TVA classifies its interest in these types of investment as Level 3 within the fair value hierarchy.

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

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost.  The SERP had unrealized gains of $2 million and $4 million for the three and six months ended March 31, 2011, respectively, compared with unrealized gains of $2 million and $3 million for the three and six months ended March 31, 2010, respectively.  The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized gains of $19 million and $21 million for the three months ended March 31, 2011 and 2010, respectively, and the ART had an unrealized loss of less than $1 million for the three months ended March 31, 2011, compared to an unrealized gain of less than $1 million for the three months ended March 31, 2010.

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

Commodity Contract and Commodity Derivatives

Commodity Contract Derivatives. These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates.  To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a Credit Valuation Adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2010) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.  The application of CVAs resulted in a $80 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at March 31, 2011.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2011, and September 30, 2010.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	As of March 31, 2011
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Description

Currency swaps	$—	$19	$—	$—	$19
Investments
Equity securities	103	—	—	—	103
Debt securities
U.S. government corporations and agencies	133	54	—	—	187
Corporate debt securities	—	192	—	—	192
Residential mortgage-backed securities	—	10	—	—	10
Commercial mortgage-backed securities	—	2	—	—	2
Collateralized debt obligations	—	17	—	—	17
Private partnerships	—	—	14	—	14
Commingled funds(2)
Equity security commingled funds	—	401	—	—	401
Debt security commingled funds	—	284	—	—	284
Other commingled funds	—	36	—	—	36
Total investments	236	996	14	—	1,246
Commodity contract derivatives	—	—	364	—	364
Commodity derivatives under FTP
Futures contracts	—	—	—	—	—
Swap contracts	—	61	—	(8)	53
Option contracts	—	—	—	—	—
Total commodity derivatives under FTP	—	61	—	(8)	53
Total	$236	$1,076	$378	$(8)	$1,682

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Liabilities Description

Currency swaps	$—	$37	$—	$—	$37
Interest rate swaps	—	241	—	—	241
Swaption	—	—	554	—	554
Commodity contract derivatives	—	—	291	—	291
Commodity derivatives under FTP
Futures contracts	11	—	—	—	11
Swap contracts	—	166	—	(8)	158
Option contracts	2	—	—	—	2
Total commodity derivatives under FTP	13	166	—	(8)	171
Total	$13	$444	$845	$(8)	$1,294

Notes
(1) Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or broker.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date. Commingled funds exclusively composed of one class of security are classified in that category. Commingled funds comprising multiple classes of securities are classified as “other commingled funds.”

Fair Value Measurements
	As of September 30, 2010
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Description

Investments
Equity securities	$96	$—	$—	$—	$96
Debt securities
U.S. government corporations and agencies	136	57	—	—	193
Corporate debt securities	—	193	—	—	193
Residential mortgage-backed securities	—	22	—	—	22
Commercial mortgage-backed securities	—	2	—	—	2
Collateralized debt obligations	—	3	—	—	3
Private partnerships(3)	—	—	13	—	13
Commingled funds(2)
Equity security commingled funds	—	340	—	—	340
Debt security commingled funds	—	209	—	—	209
Foreign currency commingled funds	—	12	—	—	12
Other commingled funds	—	45	—	—	45
Total investments	232	883	13	—	1,128
Commodity contract derivatives	—	—	152	—	152
Commodity derivatives under FTP
Futures contracts	2	—	—	—	2
Swap contracts	—	9	—	(1)	8
Total commodity derivatives under FTP	2	9	—	(1)	10
Total	$234	$892	$165	$(1)	$1,290

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Liabilities Description

Currency swaps	$—	$81	$—	$—	$81
Interest rate swaps	—	371	—	—	371
Swaption	—	—	804	—	804
Commodity contract derivatives	—	—	49	—	49
Commodity derivatives under FTP
Futures contracts	21	—	—	—	21
Swap contracts	15	227	—	(1)	241
Option contracts	2	—	—	—	2
Total commodity derivatives under FTP	38	227	—	(1)	264
Total	$38	$679	$853	$(1)	$1,569

Notes
(1) Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or broker.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date. Commingled funds exclusively composed of one class of security are classified in that category. Commingled funds comprising multiple classes of securities are classified as “other commingled funds.”

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption

Balances at the beginning of the period (1)	$13	$(6)	$(583)	$13	$103	$(804)
Purchases	3	—	—	8	—	—
Issuances	—	—	—	—	—	—
Settlements	(5)	—	—	(6)	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	3	79	29	(1)	(30)	250
Balances at March 31, 2011	$14	$73	$(554)	$14	$73	$(554)

Note
(1) The private partnership balance as of December 31, 2010, was adjusted from $19 million to $13 million because TVA received better information during 2011 regarding the nature of the underlying assets.

	Three Months Ended March 31, 2010			Six Months Ended March 31, 2010
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption

Balances at the beginning of the period	$—	$6	$(455)	$—	$7	$(592)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	(6)	7	—	(7)	144
Balances at March 31, 2010	$—	$—	$(448)	$—	$—	$(448)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and six months ended March 31, 2011.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at March 31, 2011, and September 30, 2010, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at March 31, 2011, and September 30, 2010, were as follows:

Estimated Values of Financial Instruments
	At March 31, 2011		At September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Loans and other long-term receivables	$99	$90	$83	$75
Short-term debt, net	—	—	27	27
Long-term debt (including current portion), net	23,926	25,890	23,397	27,193

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

14.  Other Income (Expense), Net

Other income (Expense), net is comprised of the following:

Other Income (Expense), Net
	For the three months ended March 31		For the six months ended March 31
	2011	2010	2011	2010

External services	$5	$4	$10	$6
Interest income	2	1	5	3
Gains (losses) on investments	2	2	4	3
Miscellaneous	1	1	2	2

Total other income (expense), net	$10	$8	$21	$14

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

           The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2011 and 2010 were as follows:

Components of TVA’s Benefit Plan
	Three Months Ended March 31				Six Months Ended March 31
	Pension Benefits		Other Post-retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$30	$25	$3	$3	$60	$50	$6	$6
Interest cost	126	128	8	9	251	256	16	18
Expected return on plan assets	(122)	(132)	—	—	(244)	(264)	—	—
Amortization of prior service cost	(6)	(6)	(2)	1	(12)	(12)	(3)	3
Recognized net actuarial loss	70	51	6	5	141	102	11	9
Net periodic benefit cost as actuarially determined	98	66	15	18	196	132	30	36
Amount charged (capitalized) due to actions of regulator	3	7	—	—	6	14	—	—
Total net periodic benefit cost recognized	$101	$73	$15	$18	$202	$146	$30	$36

    During the six months ended March 31, 2011, TVA did not make contributions to its pension plan.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $19 million and $15 million for other benefit costs during the six months ended March 31, 2011 and 2010, respectively.  Net amounts capitalized due to regulatory actions include amounts that have been deemed probable of recovery in future rates.

16.  Legal Proceedings

General

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  TVA had accrued approximately $370 million with respect to Legal Proceedings as of March 31, 2011.  See Note 17 — EPA Settlement.  Of this amount, $360 million is included in other long-term liabilities and $10 million is included in accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Litigation

Legal Proceedings Related to the Kingston Ash Spill.  Sixty lawsuits based on the Kingston ash spill have been filed in the United States District Court for (“Eastern District of Tennessee").  Seven of those actions have been voluntarily dismissed.  The lawsuits, filed by residents, businesses, and property owners in the Kingston area, allege various causes of action in tort – including nuisance, strict liability, personal injury, and property damage – as well as inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  Three of the four actions seeking class certification have been voluntarily consolidated so there are now two different complaints, Mays and Chesney, seeking class certification.  TVA is the sole defendant in all actions, since the two non-TVA defendants in Chesney have been dismissed from the lawsuit.  On March 26, 2010, the court issued a decision finding (1) the discretionary function doctrine is applicable to TVA’s ash pond design decisions and its spill response activities, (2) plaintiffs cannot recover punitive damages against TVA, and (3) plaintiffs have no right to a jury trial against TVA.  The court denied TVA’s motions with regard to plaintiffs’ tort claims concerning TVA's maintenance and upkeep of the ash pond, along with the inverse condemnation claims raised by certain plaintiffs.  The court has scheduled the seven earliest-filed cases for trial beginning on September 13, 2011, and the remaining cases for trial beginning November 1, 2011.

On March 22, 2011, the court issued decisions on two motions filed by TVA.  With respect to the TVA motions, the court held that (1) a plaintiff could not bring a claim for TVA’s allegedly having caused a nuisance with regard to property if the plaintiff did not have a valid property interest in that property and (2) a plaintiff who filed for bankruptcy after bringing suit against TVA but did not include the suit in the bankruptcy proceeding was barred from pursuing the suit against TVA.

On March 24, 2011, the court issued a decision which granted TVA’s motion for summary judgment on any claim related to activities the court had previously ruled as being protected by the discretionary function doctrine (ash pond design and spill response activities).  The court denied TVA’s motion with regard to any alleged failures to adequately inform or train personnel in applicable policies or procedures, or negligent maintenance.  The court also held that while TVA’s design and construction decisions concerning the ash pond were protected by the discretionary function doctrine, the court would not grant summary judgment on claims related to alleged negligence in carrying out such design and construction decisions.

On April 19, 2011, plaintiffs in one of the lawsuits requested permission from the court to file an amended complaint which only asserts claims based on alleged property damage, including nuisance and trespass.  If the court allows the filing of the amended complaint, the case with regard to these plaintiffs would proceed on the property damage claims and not on any personal injury or related claims, including requests for medical monitoring.

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

TVA appealed the decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), which on July 26, 2010, reversed the holding of the district court and directed the district court to dismiss the action against TVA.  In its decision, the Fourth Circuit held that (1) state laws, including nuisance laws, could not be used to bypass the regulatory structure established by Congress and the EPA for controlling emissions; (2) the district court improperly applied North Carolina law to power plants located in Alabama and Tennessee; and (3) the plant operations in Alabama and Tennessee could not be considered nuisances because both states had specifically approved these operations.  North Carolina requested an en banc rehearing, but the Fourth Circuit denied this request on September 21, 2010.  The district court dismissed the case with prejudice on October 1, 2010.  North Carolina filed a petition for review of the Fourth Circuit’s decision with the U.S. Supreme Court on February 2, 2011.  See Note 17 — EPA Settlement.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the Eastern District of Tennessee, alleging that TVA did not comply with the New Source Review (“NSR”) requirements of the Clean Air Act when TVA repaired Bull Run.  On March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run fell under the exception for “routine maintenance repair and replacement” and therefore did not require NSR permits.  The plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit. See Note 17 — EPA Settlement.

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

On September 21, 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their due process, equal protection, and property rights under the United States Constitution, violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.   They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint on December 27, 2010.  A briefing schedule has been issued and final dispositive motions are due January 15, 2012.

Case Involving Watts Bar Unit 2 Operating License Proceeding.  With respect to the remaining contention in this operating license proceeding, several reports have been provided to the NRC in response to the aquatic issues raised in the contention.  These include a mussel survey and entrainment report, both issued on March 24, 2011 and an impingement report issued on March 29, 2011.  A supplement to the impingement report is anticipated to be submitted in early May 2011.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  Action by the United States Supreme Court on January 10, 2011, ended this case in a manner favorable to TVA.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision and remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit, which petition was denied on March 5, 2010.  On December 6, 2010, the U.S. Supreme Court granted a petition requesting that the Supreme Court review the Second Circuit’s decision.  The U.S. Solicitor General filed a brief on behalf of TVA on January 31, 2011.  Oral arguments were held on April 19, 2011.

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission (“NRC”) issued an order reinstating the construction permits for Bellefonte Nuclear Plant (“Bellefonte”) Units 1 and 2 and returning the Bellefonte construction permits to a terminated status.  (They are currently in deferred status.)  On March 30, 2009, Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC’s authority to reinstate the construction permits and alleging that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  TVA was permitted to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging NRC’s compliance with NEPA and the NRC’s authority to reinstate the construction permits.  TVA was granted intervenor status in this case as well, and requested that the court dismiss this second petition.  On July 26, 2010, the D.C. Circuit consolidated the two BREDL petitions and continued the stay of the case pending the conclusion of an administrative proceeding concerning the same issues.  The administrative proceeding, in which BREDL challenged the reinstatement of the construction permits before an NRC Atomic Safety and Licensing Board, was completed on September 29, 2010, with the dismissal of all contentions.  Upon completion of the administrative proceeding, the D.C. Circuit on November 5, 2010, issued an order returning the two cases to the court’s active docket.  Briefing was then initiated in the case, with final briefs anticipated to be submitted by all parties in May 2011.  Oral arguments have not yet been scheduled.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The Atomic Safety and Licensing Board (“ASLB”) denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  No hearing will take place until the NRC issues a final Environmental Impact Statement and final Safety Evaluation Report for the units.  On September 29, 2010, TVA notified the NRC that the recently completed Final Supplemental Environmental Impact Statement had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, with the exception of the ongoing review of hydrology-related portions of the application, TVA requested that the NRC defer review of the Bellefonte Units 3 and 4 Combined Construction and Operating License Application pending a final decision of the TVA Board regarding new generation capacity at the Bellefonte site.  On April 21, 2011, the ASLB requested that on or before Friday, May 6, 2011, TVA provide the ASLB with a status report that describes in as much detail as practicable TVA’s plans for reaching a decision regarding how TVA expects to proceed with the licensing of Bellefonte Units 1, 3, and 4.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  On March 26, 2010, the NRC affirmed the ASLB’s decision denying the other petitioners the opportunity to participate.  After providing additional information to the NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA’s motion to dismiss the contention.  A hearing on the remaining contention regarding aquatic impact on two-unit operation is currently scheduled to take place between July and September 2011, but may be delayed.  SACE has also asked the ASLB to waive the NRC’s longstanding regulations establishing that, for the purposes of the NEPA, need for power and alternative energy source issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to the NRC for consideration.  SACE subsequently filed a petition for interlocutory review of this decision with the NRC, which the NRC denied on November 30, 2010.

John Sevier Fossil Plant Clean Air Act Permit.  On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with EPA, requesting that the EPA Administrator object to the Clean Air Act (“CAA”) permit issued to TVA for operation of John Sevier.  Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for SO2 and NOx.  The CAA permit, issued by the TDEC, remains in effect pending the disposition of EPA’s petition.  See Note 17 — EPA Settlement.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with EPA raising objections to the conditions of TVA’s current CAA permit at Paradise Fossil Plant (“Paradise”).  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, EPA agreed that the permit failed to include a proper PSD analysis for NOx emission increases as a result of physical changes made to the plant’s three main boilers in the 1984-1986 period, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”), and if it is changed, it must be changed by KDAQ.  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  On January 9, 2010, Sierra Club petitioned EPA to object to the operating permit, alleging that KDAQ had failed to properly take into account the PSD requirements for the physical changes made in 1986.  On May 21, 2010, the Sierra Club filed a lawsuit seeking to compel EPA to act on the petition.  To resolve this lawsuit, EPA entered into a consent decree with the Sierra Club under which EPA agreed to respond to the petition by February 9, 2011.  The consent decree was subsequently amended to extend EPA’s time to respond to May 2, 2011.  See Note 17 — EPA Settlement.

Shawnee Fossil Plant Clean Air Act Permit.  On December 16, 2010, the Environmental Integrity Project and the Southern Alliance for Clean Energy filed a petition with EPA requesting that the EPA Administrator object to the proposed CAA renewal permit issued to TVA for operations at Shawnee Fossil Plant (“Shawnee”).  Among other things, the petitioners allege that repair, maintenance, or replacement undertaken at Shawnee Units 1 and 4 in the 1989-90 period triggered the PSD requirements for SO2 and NOx.  The current permit remains in effect pending KDAQ’s finalization of the renewal permit.  See Note 17 — EPA Settlement.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA alleging, among other violations, that TVA failed to properly maintain ductwork at Widows Creek Unit 7.  TVA repaired the ductwork in 2005.  On March 5, 2008, TVA and Alabama entered into an agreed order in which TVA agreed to pay the state $100,000.  On March 15, 2011, TVA and EPA entered into an agreed order which resolves this matter, and under which TVA will pay $450,000 and retire 1,000 SO2 and NOx allowances.

Kingston NPDES Permit Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System (“NPDES”) permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009.  This is the second such challenge nationally.  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic discharges, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC’s decision to issue the permit.  The matter was set for a hearing before the Tennessee Water Quality Board in February 2011 but has since been stayed by agreement of the parties.  The other similar challenge involves an Allegheny Power NPDES permit for its scrubber discharge at a Pennsylvania plant.

Bull Run NDPES Permit Appeal. The SACE and the Tennessee Clean Water Network (“TCWN”) filed a challenge to the NPDES permit for Bull Run on November 1, 2010.  TDEC is the defendant in the challenge and TVA’s petition to intervene to support TDEC’s decision to issue the permit was granted on January 12, 2011.  The matter has not yet been set for a hearing.

Johnsonville Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for Johnsonville Fossil Plant on or about March 10, 2011.  TDEC is the defendant in the challenge.  TVA has not yet filed a motion to intervene nor has the matter been set for a hearing.

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under Section 114 of the CAA requesting extensive information about maintenance, repair, and replacement projects at and the operations of 14 of TVA’s coal-fired units.  These 14 units are located in Alabama, Kentucky, and Tennessee.  TVA has responded to this request.  This request for information is similar to Section 114 requests that other companies have received during EPA’s NSR enforcement initiative.  In that enforcement initiative, EPA has taken the position that common repair and boiler component replacement projects at companies have violated NSR.  EPA’s request could be the first step in an administrative proceeding against TVA that could lead to litigation in court.  If violations are confirmed by a court, TVA could be required to install new clean air control equipment in addition to the controls that have already been completed, retire one or more of the units, and pay administrative or civil penalties.  The cost of these actions and assessed penalties could be material.  See Note 17 — EPA Settlement.

Employment Proceedings.  TVA is engaged in various administrative and legal proceedings arising from employment disputes.  These matters may be governed by federal law and involve issues typical of those encountered in the ordinary course of business of a utility.  They may include allegations of discrimination or retaliation (including retaliation for raising nuclear safety or environmental concerns), wrongful termination, and failure to pay overtime under the Fair Labor Standards Act.  Adverse outcomes in these proceedings would not normally be material to TVA’s financial condition, results of operations, and cash flows, although it is possible that some outcomes could require TVA to change how it handles certain personnel matters or operates its plants.

17.  Subsequent Events

EPA Settlement

On April 14, 2011, TVA entered into two agreements that generally absolve TVA from any liability under the NSR for maintenance, repair, and component replacement projects at TVA’s coal-fired units.  The first is a Federal Facilities Compliance Agreement with the EPA.  The second agreement is a consent decree with the States of Alabama, North Carolina, and Tennessee, the Commonwealth of Kentucky, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (the “Consent Decree”).  The two agreements are substantially the same and are parts of a collective undertaking and are described below.

Under the agreements:

•
Most existing and possible claims against TVA based on alleged NSR and associated violations are waived and cannot be brought against TVA.  Some possible claims for sulfuric acid mist and greenhouse gases (“GHG”) can still be brought against TVA.  Additionally, the agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

•
EPA generally will not enforce NSR requirements for new plant maintenance, repair, and component replacement projects against TVA until 2019.  Possible claims for NSR violations involving increases in GHG and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen, Bull Run, Kingston and Gallatin Fossil Plants and Unit 5 at TVA’s Colbert Fossil Plant.

•
TVA commits to retiring on a phased schedule two units at the John Sevier Fossil Plant, the six small units at the Widows Creek Fossil Plant, and ten units at the Johnsonville Fossil Plant.  This is a total of approximately 2,700 MW (nameplate capacity) or 2,200 MW (summer net dependable capability).  The majority of these retirement costs have been previously included in the ARO liability.  Further, the depreciation expense related to these facilities will be changed beginning in April 2011 in order to depreciate the assets over their remaining useful lives.

•
Of the remaining 5,600 MW (nameplate capacity) or 4,500 MW (summer net dependable capability) coal-fired fleet capacity that is not already fully equipped with advanced SO2 controls, TVA must decide whether to control, convert, or retire 4,300 MW (nameplate capacity) or 3,500 MW (summer net dependable capability) on a unit by unit schedule which can extend until 2019.

•	Annual, declining emission caps are set for SO2 and NOx.

•
TVA, with EPA approval, will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects.  This amount has been included in the March 31, 2011 Balance Sheet as a regulatory asset.

•
TVA will provide Alabama, Kentucky, North Carolina, and Tennessee a total of $60 million to fund environmental projects, giving a preference for projects in the TVA watershed.  This amount has been included in the March 31, 2011 Balance Sheet as a regulatory asset.

•	TVA will pay a $10 million civil penalty that will be divided among EPA, Alabama, Kentucky, and Tennessee. This amount has been included in the March 31, 2011 Balance Sheet as a regulatory asset.

The $360 million detailed above has been included in other long-term liabilities on the March 31, 2011 Balance Sheet.  In conjunction with the approval of the agreement, the TVA Board determined that it was appropriate to record the amounts detailed above as regulatory assets. Therefore, the amounts will be recognized as recovered in rates over future periods.  The period over which these amounts will be recovered in rates is expected to be determined and approved through the annual rate setting process near the end of the fiscal year.

In connection with the agreements and the entry of the Consent Decree, the following legal and administrative clean air proceedings described in Note 16 are expected to be terminated:

•	The Case Brought by North Carolina Alleging Public Nuisance,
•	The Case Involving Alleged Violations of New Source Review Regulations at Bull Run,
•	The Proceeding Involving the Paradise Fossil Plant Clean Air Act Permit,
•	The Proceeding Involving the John Sevier Fossil Plant Clean Air Act Permit,
•	The Proceeding Involving the Shawnee Fossil Plant Clean Air Act Permit,
•	The Information Request from EPA about 14 of TVA’s Coal-fired Generating Units.

The agreement with EPA has been noticed in the Federal Register, and there is a public comment period that ends on May 20, 2011.  It is possible that EPA may propose changes to the agreement after the public comment period.  Assuming the agreement with EPA becomes final after the public comment process, the United States District Court for the Eastern District of Tennessee will be asked to enter the Consent Decree.

Demand and sales projections for the TVA system is expected to require that TVA replace the retired capacity over time.  The cost of this is uncertain and depends on demand and the energy resources chosen for this replacement capacity.  It is anticipated that TVA will meet this need with a mix of generating assets and investments in energy efficiency and demand reduction programs so as to minimize the total costs of replacing the generation lost as a result of retiring these units.

Issuance of Debt

In April 2011, TVA issued $16 million of electronotes® with an interest rate of 4.25 percent which mature in 2031 and are callable beginning in 2015.

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

Executive Overview

Weather Events in the TVA Service Area

TVA’s service area experienced an unprecedented weather event due to a series of storms which came through the area during April 27, 2011, and April 28, 2011, causing significant damage to the TVA power system.  Local power distributors also sustained significant damage.  At the end of storm on April 28, 2011, there were approximately 850,000 customers without power.  As of May 2, 2011, approximately 120,000 customers remain without power. Restoration activities are continuing. Additionally on April 28, 2011, there were 128 customer delivery points out of service. As of May 2, 2011, eight remain.  Due to the magnitude of the problems, it may take a week or more to restore power to all customers and months to completely repair the damage to the transmission system.  Restoration in some areas will not be possible until floodwaters have receded.

More than 90 large transmission lines were taken out of service, including 25 of TVA’s largest 500-kilovolt lines. As of April 28, 2011, 77 large transmission lines remained out of service. As of May 2, 2011, 34 large lines remained out of service.  The hardest hit areas are central and northern Mississippi, northern Alabama and the eastern portion of Tennessee.

TVA’s Browns Ferry Nuclear Plant (“Browns Ferry”), located in northern Alabama, and the switchyard at Browns Ferry sustained only minimal damage to site facilities from the storm, none of which posed an impact to the station’s ability to safely shutdown and cool down, but damage to the TVA transmission system at offsite locations resulted in the plant being without sufficient external electricity supply.   The automatic safety system worked as designed and the three units are in safe condition.  Emergency backup power systems -- including on-site diesel generators -- immediately began providing power to safely cool down the reactors.  One external power line is available and supplying power to the site, but the on-site generators will remain operating until sufficient external power is restored.  TVA declared a Notification of Unusual Event (“NOUE”), the lowest of the four levels of nuclear plant emergency classifications, and notified the Nuclear Regulatory Commission (“NRC”).  The NOUE was terminated on May 2, 2011.  As of May 2, 2011, Browns Ferry continues to be shut down but is expected to be brought back on line by late May or early June depending on 500-kilovolt grid return.

TVA notified the NRC on April 29, 2011 that more than 60 percent of the emergency sirens around Browns Ferry Nuclear plant and about a third of its warning sirens around Sequoyah Nuclear Plant ("Sequoyah") were inoperable when electricity service was lost to the sirens following the April 27, 2011 tornadoes and wind storms.  TVA had plans to use police vehicles with loud-speakers to notify residents living within 10 miles of the plant should a nuclear accident occur.  Most of the sirens were back in service late on April 29, 2011, at Sequoyah, and at Browns Ferry, more than 90 percent of the sirens were returned to service by May 2, 2011.  TVA will most likely need agreement from the Federal Emergency Management Agency (“FEMA”) that the siren system has been adequately restored before restarting the units at Browns Ferry.

Additionally, transmission lines at Widows Creek Fossil Plant (“Widows Creek”), also located in north Alabama, were damaged, likely by a tornado.  One generating unit at Widows Creek continues to operate.

Due to the extent of the damage, the assessments related to structural damage and financial impacts from loss of generation and customer demand remained incomplete as of May 2, 2011.

In addition to the storms on April 27, 2011, and April 28, 2011, the TVA service area also experienced severe weather when storms and tornadoes moved through the TVA service area during February 2011 and again during the period from March to mid-April 2011.   These occurrences damaged transmission structures and caused connection point interruptions and load not to be served. Furthermore, flooding on the Ohio and Mississippi Rivers in April affected generation and dispatch of electricity from the TVA system.  Structural damage to TVA facilities from these events is also being evaluated in conjunction to the events of April 27, 2011, and April 28, 2011.

Effects of Japanese Nuclear Events on TVA

TVA management is closely monitoring the events at the Japanese nuclear power stations that were significantly damaged by the March 11, 2011 earthquake and tsunami in Japan.

Current Status of TVA Nuclear Plants.  TVA currently has six nuclear generating units which accounted for 36 percent of the electricity generated during 2010.  An additional unit, Watts Bar Nuclear Plant (“Watts Bar”) Unit 2, is under construction and is scheduled to begin generating electricity in the latter part of CY 2012; however, the schedule may be adversely affected by the events at the Fukushima Daiichi Nuclear Power Station (“the Japanese nuclear events”.)  See Item 1A. Risk Factors.  None of TVA’s nuclear reactors are located in areas that are prone to large earthquakes or tsunamis. They are designed, built and operated to withstand an earthquake of larger magnitude than any recorded in the geographic region.

Nuclear plants are built with numerous redundant safety systems (such as power, fire protection and reactor cooling) to facilitate safe shut down of the plant in the event of an earthquake or other natural or man-made emergency. TVA’s nuclear plants have significant design differences from the Japanese plants and have been retrofitted with safety measures to implement a defense-in-depth philosophy.  The safety systems include a multi-foot thick, air-tight, containment building designed to safely house the plant’s nuclear reactor and critical equipment in such cases.

The NRC announced that it will conduct a seismic risk assessment of 27 nuclear units.  TVA’s Sequoyah Nuclear Plant (“Sequoyah”) Units 1 and 2 and Watts Bar Unit 1 will be among the units to be reviewed within the next year.  This earthquake risk review is part of a new assessment the NRC conducted based on 2008 revised U.S. survey data of seismic activity in the eastern and central United States.

TVA Response to Nuclear Events.  TVA management has established a response team to analyze events resulting from the Japanese nuclear events.  The team is consulting with other nuclear operators as well as nuclear policy organizations such as the Nuclear Energy Institute (“NEI”), Institute of Nuclear Power Operations (“INPO”) and others.  TVA has also started a comprehensive review which will determine the status of safety-related equipment and other aspects of plant operations that affect nuclear, radiological, and personal safety in order to make changes as needed for safety and the ability of its plants to safely shut down and safely remain in that state during simultaneous natural disasters such as floods, earthquakes, and/or tornadoes.

The team will also provide short, intermediate, and long-term recommendations for TVA sites related to additional precautionary actions TVA may adopt.  Possible short-term actions include adding additional satellite phones for emergency responders when normal communications are damaged and adding small portable electric generators for lights, charging batteries, and other vital equipment.  Longer-term actions may include changes to the storage methods for used nuclear fuel.  Finally, TVA will further evaluate its switch-yards for seismic vulnerabilities and may provide additional backup power sources at its nuclear plants.

TVA plans to incorporate any applicable lessons learned from the team’s evaluation into the Watts Bar design as construction proceeds.  Any changes made to the Watts Bar 2 design would be consistent with those made for Watts Bar Unit 1.  Should TVA proceed with construction of a Bellefonte Nuclear Plant (“Bellefonte”), TVA is evaluating the design for additional defense-in-depth improvements for the project.

Future Plans for TVA’s Nuclear Program.  TVA management believes it is premature to draw conclusions from the Japanese nuclear events with regard to the nuclear energy program in the United States and specifically to TVA.  TVA believes that the Japanese nuclear events could translate into changes in plant operations, design, or safety and the imposition of additional requirements by the NRC or other regulatory bodies.  Should potential changes prove to be significant, that could affect the schedule for the commercial operation of Watts Bar Unit 2 as well as future plans for construction at Bellefonte or other facilities.

Public Petitions to the NRC Related to the Japanese Events That Could Potentially Affect TVA Nuclear Operations.  To date, four petitions have been filed with the NRC that seek to take actions in response to the Japanese events that could impact TVA nuclear operations or licensing activities if the requested actions are taken by the NRC.  See Legal Proceedings.

Operating Results

TVA had a net income for the three months ended March 31, 2011, of $253 million as compared to net income of $430 million for the three-month period ended March 31, 2010.  The $177 million decrease in net income was primarily due to lower demand for electricity resulting from warmer winter weather in 2011, than in 2010.  Increases in pension and postretirement benefit expense and higher operating and maintenance expenses related to outages at nuclear, fossil-fired, and gas-fired plants also contributed to lower net income for the quarter ended March 31, 2011, as compared to the same period of 2010.  In addition, fuel and purchased power costs increased, but were partially offset by the increase in fuel-related revenue primarily attributable to the fuel cost adjustment (“FCA”).

During the three-month period ended December 31, 2010, TVA had a two percent increase in sales of electricity as compared to the same period of the prior year; however, this increase was offset by a six percent decrease in sales during the three-month and six-month periods, respectively, ended March 31, 2011, as compared to the same periods of the prior year.  The lower demand for electricity by municipalities and cooperatives customers was primarily weather-driven.  Lower sales to directly served customers during the same three-month and six-month periods from the prior year periods were primarily attributable to lower demand by TVA’s largest industrial customer which has been curtailing operations. TVA continues to monitor the financial stability of the company. The current power supply contract with this customer expires in May 2012, but the customer is pursuing options to extend operations of its plant past that date.

Environmental Matters

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

On April 14, 2011, TVA’s Board of Directors approved two agreements that generally absolve TVA from any liability under the new source review and associated requirements (collectively, “NSR”) under the CAA for maintenance, repair, and component replacement projects at TVA’s coal-fired units.  One agreement is a Federal Facilities Compliance Agreement with EPA.  The second agreement is a proposed consent decree with three states, Alabama, North Carolina, and Tennessee, the Commonwealth of Kentucky, and three environmental advocacy groups, the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (the “Consent Decree”).  The two agreements are substantially similar and are parts of a collective undertaking.  See Note 17 and Provisions of Environmental Agreements below.

Challenges and Key Initiatives

Resource Planning

Generation Resources.  In September 2010, TVA issued a draft of its Integrated Resource Plan (“IRP”) and associated Environmental Impact Statement (“EIS”) for public comment.  The IRP presented multiple strategies and related generation portfolios considering a broad range of supply- and demand-side resource options.  The EIS analyzed the impacts of each resource option and resource strategy on a programmatic level.  The final IRP was developed with extensive business, technical and economic analyses, as well as public input, and was accepted by the TVA Board at its April 14, 2011, meeting.  The plan recommends a strategic direction focusing on a diverse mix of electricity generation sources, including nuclear power, renewable energy, natural gas and energy efficiency, as well as traditional coal and hydroelectric power.  The plan, with its focus on diversification of TVA’s generating portfolio, is expected to reduce long term risks and volatility in fuel costs.  Consistent with the strategic direction outlined in the IRP, TVA has plans to retire 18 older coal-fired generation units at three power plants and will continue to carefully assess the costs and benefits of significant investments at its remaining, uncontrolled fossil plants.  See Coal-Fired and Natural Gas-Fired Generation.

Despite the impacts of the recession of 2008-2009, which reduced TVA sales by approximately seven percent at its peak, and a relatively sluggish economic recovery, TVA believes new generation sources will be needed to meet anticipated load growth under most likely scenarios.  Additionally, increasingly stringent environmental regulations facing coal-fired power plants, coupled with TVA’s announced intention to transition more toward generation sources with low or no emissions, and to retire the 18 units are highly likely to result in a need for new generating capacity.  Accordingly, TVA intends to make capital investments in the current year as well as future years.

Natural Resources.  In addition to planning its power operations, TVA is reviewing the manner in which it meets its natural resource stewardship obligations. A Natural Resource Plan (“NRP”) was drafted as a guide for planning resources to implement water resource, biological and cultural resource, recreation, and reservoir lands activities. The process for developing the NRP has been similar to the IRP process, including public input and analysis of strategies and scenarios. The draft was made available for public comment in March 2011, and the preferred alternative for planning natural resource activities is scheduled to go the TVA Board in fall 2011.

Provisions of Environmental Agreements

As discussed in Executive Overview — Environmental Matters, TVA entered into two agreements related to the NSR with EPA and other parties of interest.  Under the agreements, most existing and possible claims against TVA based on alleged NSR and associated violations are waived and cannot be brought against TVA.  Annual, declining emission caps are set for sulfur dioxide and nitrogen oxides.  Some possible claims for sulfuric acid mist and greenhouse gases (“GHG”) can still be brought against TVA.

        EPA generally will not enforce NSR requirements for new plant maintenance, repair, and component replacement projects against TVA until 2019.  Possible claims for NSR violations involving increases in GHG and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen, Bull Run, Kingston and Gallatin Fossil Plants and Unit 5 at TVA’s Colbert Fossil Plant.

Demand on the TVA system is expected to require it to replace retired capacity over time.  TVA committed to retiring 18 of its older coal-fired units at three of its fossil plants.   See Coal-Fired and Natural Gas-Fired Generation below. The emission reductions resulting from the agreements are expected to be consistent with reductions TVA is planning in order to implement the TVA Board’s vision and to comply with existing and emerging environmental regulations.  The cost of this is uncertain and depends on demand and the energy resources chosen for this replacement capacity.

In addition to the provisions above, TVA agreed to the following monetary provisions:

●
TVA, with EPA approval, will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other projects.  It is anticipated that TVA’s increased emphasis on energy efficiency and demand reduction programs may help meet this need.

●
TVA will provide $60 million to be divided by the States of Alabama, North Carolina, and Tennessee and the Commonwealth of Kentucky to fund environmental projects, giving a preference for projects in the TVA watershed.

●	TVA will pay a $10 million civil penalty that will be divided among the EPA, Alabama, Kentucky, and Tennessee.

In connection with the agreements and the entry of the Consent Decree, the following legal and administrative proceedings described in Note 16 are expected to be terminated:

●	The Case Brought by North Carolina Alleging Public Nuisance,
●	The Case Involving Alleged Violations of New Source Review Regulations at Bull Run,
●	The Proceeding Involving the Paradise Fossil Plant Clean Air Act Permit,
●	The Proceeding Involving the John Sevier Fossil Plant Clean Air Act Permit,
●	The Proceeding Involving the Shawnee Fossil Plant Clean Air Act Permit, and
●	The Information Request from EPA about 14 of TVA’s Coal-fired Generating Units.

Coal-Fired and Natural Gas-Fired Generation

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

With the acceptance of the IRP and agreements with the EPA and other parties of interest on April 14, 2011, the TVA Board approved the retirement of 18 older coal-fired generation units at three power plants. The retirements include about 1,000 MW of coal-fired capacity previously under consideration for idling.  (TVA had previously idled Widows Creek Fossil Plant (“Widows Creek”) Unit 2 as well as Shawnee Fossil Plant Unit 10 in October 2010 and Widows Creek Unit 5 in September 2010).  Idling units places them in stand-by status, while retirement permanently removes them from service under their current operating permits. Unit retirements will be according to a phased schedule including two units at the John Sevier Fossil Plant, six small units at the Widows Creek Fossil Plant, and ten units at the Johnsonville Fossil Plant.  These retirements amount to about 2,200 MW of summer net dependable capability of TVA’s approximately 14,700 MW of coal-fired summer net dependable capability by the end of 2017.  Installing the expensive emission-control equipment that new regulations are likely to require at these smaller, older plants would not be economical. Additionally, as part of the EPA agreement, TVA will decide whether to control, convert, or retire 3,500 MW (summer net dependable capability) of the remaining uncontrolled 4,500 MW (summer net dependable capability) coal-fired fleet on a unit by unit schedule which can extend until 2019.

TVA is currently evaluating a site in western Tennessee for a natural gas-fired generation facility.  The result of this evaluation will be incorporated into TVA’s planning for future generation.

Risks are associated with the potential idling of additional coal-fired units.  Although these risks are being addressed through the integrated planning processes and diversification of fuel sources and fuel type as well as physical and financial hedging programs for fuel and purchased power, there still may be some adverse impacts to TVA, especially if the nuclear events in Japan affects TVA’s ability to replace coal-fired generation from idled units with new nuclear generation.

Coal Combustion Products Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet coal combustion product (“CCP”) facilities.  Phases one and two were completed by the end of 2010.  The studies showed that none of TVA’s other coal-fired plants showed the same set of conditions that existed at the Kingston Fossil Plant (“Kingston”) at the time of the ash spill, and the ongoing remediation work at the plants is expected to bring all of them to within industry standards in terms of stability.  The third phase of the program, which is implementation of recommended actions, is ongoing.  This phase includes risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other CCP facilities.  As a part of this effort, CCP facilities have been incorporated into TVA’s dam oversight program, and TVA employees have received additional training in dam safety and monitoring.

TVA is converting its wet fly ash, bottom ash, and gypsum facilities to dry collection facilities and remediating or eliminating the CCP facilities that were classified as “high” risk during the preliminary reassessment.  The classifications, such as “high,” do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life or significant economic or environmental damage could occur in the event of a failure.  The expected cost of the CCP work is between $1.5 billion and $2.0 billion, and the work is expected to be completed over the next ten years. The work is proceeding on schedule and is prioritized based on structural needs, plant storage requirements, and ongoing studies related to idling TVA’s older coal-fired facilities.

On December 15, 2010, a small leak was identified in the clay liner of the gypsum pond at the Kingston facility. TVA identified the leak during a routine inspection and immediately notified the state and the EPA and isolated the leak. The Tennessee Department of Environment & Conservation (“TDEC”) has sent TVA an order outlining the requirements to return the gypsum pond to an operational status.  TVA is complying with TDEC’s order and has submitted the repair plan to install a synthetic liner on the gypsum pond. The gypsum from the plant is scheduled to be dewatered in 2012, and the material will be dry stacked in the facility after 2012.  The synthetic liner will be designed and installed to meet the proposed new EPA rules on coal combustion residue storage and thereby extend the life of the facility.  Once TDEC has approved TVA’s repair plans, the estimate as to how much the liner installation will cost and how long it will take to install will be developed by TVA.

Regulatory Compliance

Browns Ferry Unit 1.  A problem involving a Browns Ferry Unit 1 low pressure coolant injection valve was discovered by TVA when the reactor was shut down for refueling in October 2010.  TVA reported the problem to NRC and on March 2, 2011, the NRC identified an apparent violation of greater-than-very-low safety significance in connection with the malfunctioning valve.  The valve was repaired and returned to service during the refueling outage and the NRC determined that there was no immediate safety concern.  However, the potential for greater-than-low safety significance existed, according to NRC, because the valve’s failure adversely affected TVA’s ability to achieve safe shutdown in certain conditions.  TVA met with the NRC on April 4, 2011 and presented its conclusion that the valve failure was due to a manufacturing deficiency and that the failure did not constitute a safety threat.  NRC has asked follow-up technical questions since the meeting and will determine the final significance of the findings in the coming weeks.

Transmission System. TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation (“NERC”), and approved by the Federal Energy Regulatory Commission (“FERC”).   These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system.  These standards include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA believes itself to be compliant with the majority of these standards, but as a result of self-examination and audits by NERC’s regional entity, the SERC Reliability Corporation (“SERC”), some issues have been identified.  TVA is currently engaged in developing acceptable mitigation plans with SERC, based on findings during recent audits, and is negotiating financial settlements where issues have arisen.

TVA recognizes that reliability standards and expectations are becoming more complex and stringent for transmission systems.  Compliance with these standards and expectations may necessitate the need to expand manpower and programs to address the associated exposure to risk of noncompliance.  TVA is currently evaluating its options to meet these new measures.

Hydroelectric Generation

Weather was also a driver of hydroelectric generation for the three-month period ended March 31, 2011. January and February 2011 were drier than normal, resulting in only 57 percent of normal runoff and 67 percent of normal hydroelectric generation.  March 2011 was wetter than normal (123 percent of normal rainfall) resulting in 126 percent of normal runoff and 114 percent of normal hydroelectric generation.  Hydroelectric generation was 11 percent lower during the three months ended March 31, 2011, than during the same period of the prior year.  Totals through March 31, 2011, for rainfall, runoff, and hydroelectric generation are 125, 88, and 89 percent of the same period of 2010, respectively.  The decrease in hydroelectric generation was supplemented by increased power purchases.  Although rainfall during the first six months of 2011 was greater than the same period of the prior year, runoff and hydroelectric generation were lower due to the timing of the rainfall which fell near the end of March 2011.   Effects of the increase in rain, including increased runoff and hydroelectric generation, were perceptible in April 2011.

Wholesale Rate Change

In April 2011, TVA implemented a new wholesale base rate structure.  The new wholesale rate structure includes seasonal and time of use rates.  A majority of directly served customers transitioned to the new rate structure during the three-month period ended December 31, 2010, to take advantage of lower transitional fall and winter rates.  This change in structure will not materially impact TVA’s annual revenue recovery but will more closely align TVA’s revenues with its costs.  There will, however, be some seasonal structural changes that may impact the timing of the revenue between seasons.

The power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the wholesale rates established by the TVA Board.  These contracts include a monthly fuel cost adjustment (“FCA”) formula under which rates are adjusted to reflect the total costs of fuel commodity and other fuel related costs, variable purchased power, and emission costs.  The FCA mechanism also includes tax equivalent payments related to FCA amounts.

Major FCA Changes by the TVA Board

•	October 2009-converted the FCA formula from quarterly operation to monthly operation

•	October 2010-revised the formula to allow seasonal cost differences to flow through the FCA

•	April 2011-removed the 1.851 cents per kWh “base fuel rate” from the formula so that all fuel and other FCA eligible costs would flow through the FCA formula and none would be in the base rates

The table below identifies the monthly FCA amounts during the period from October 2010 to May 2011, as well as the impact of the FCA changes from prior month total rates for end-use customers:  In order to compare the months accurately, the former base fuel is shown, as well as a total fuel column.

Month	Base Fuel (¢/kWh)	FCA (¢/kWh)	Total Fuel (¢/kWh)	Impact of Total Average Wholesale Firm Rate

October 2010	1.851	1.127	2.978	6.4%
November 2010	1.851	0.735	2.586	(5.0%)
December 2010	1.851	0.476	2.327	(3.5%)
January 2011	1.851	0.548	2.399	1.0%
February 2011	1.851	0.436	2.287	(1.5%)
March 2011	1.851	0.613	2.464	2.5%
April 2011	n/a	2.376	2.376	(1.2%)
May 2011	n/a	2.347	2.347	(0.4%)

             Financial Flexibility

The TVA Act specifies that TVA’s bonds, notes, and other evidences of indebtedness (“Bonds”) may not exceed $30.0 billion outstanding at one time.  As of March 31, 2011, TVA had $24.1 billion of Bonds outstanding.  TVA’s challenge to meet the economic, environmental, and energy demands facing the Tennessee Valley region and nation puts further pressure on its $30.0 billion borrowing authority, which has not been changed since 1979.  Increased future capital expenditures along with restrictive borrowing authority may pose a challenge to TVA’s ability to maintain low and competitive power rates.

On April 25, 2011, one rating agency affirmed its AAA rating on TVA’s long-term debt and issuer credit rating but revised the outlook for the rating to Negative from Stable.  On April 18, 2011, the rating agency affirmed the AAA rating of the United States, but revised the outlook to Negative from Stable.  The change in the rating agency’s outlook on TVA was the result of the change in outlook on the United States and does not reflect a change in TVA’s financial condition or any TVA-specific event.  TVA is completely self-funded and does not rely on financial support from the government.  Due to its change in outlook on the United States, the rating agency has also revised the outlook to negative for several government sponsored enterprises, insurance companies, clearing houses and other entities with various ties to the government or financial markets.

The rating agency’s change in outlook on TVA may increase TVA’s cost of borrowing.   However, the revised outlook is not expected to have a material impact on TVA.  Any effects on TVA will depend on several factors, including developments with the government’s financial condition.   It is unclear how long the outlook for the United States and TVA will remain Negative, or if any rating action will be taken with respect to the United States or TVA.

         As of May 2, 2011, the other agencies that provide ratings on TVA securities, have not taken any action on either the U.S. government or TVA.   TVA is rated Aaa with a Stable outlook by one of these agencies and AAA with a Stable outlook by another.

Future Workforce Needs and Development

Effectively addressing workforce needs is a priority for TVA.  Although TVA traditionally experiences low employee turnover, potential emerging risks exist because of retirements, competition for talent from other companies, new nuclear construction and installation of new environmental equipment, additional environmental controls construction, new regulations, and evolving employee skill sets required to meet TVA’s vision of being one of the nation’s leading providers of low-cost and cleaner energy by 2020.  During 2010, TVA established a new organization to focus on human capital, including recruiting programs and outreach to high school, trade school, and college students.  In addition, a workforce planning program is being revised in 2011, and the program is targeted for implementation agency-wide in the first quarter of 2012.  TVA’s compensation and benefits programs are benchmarked to measure competiveness.  The goal of these initiatives is the recruitment, retention and motivation of the talent required to achieve the TVA vision.  Achieving this goal may be challenging in light of the salary freeze for federal employees enacted on December 22, 2010.  See Legislative and Regulatory Matters below for a discussion of the salary freeze.

Safeguarding Assets

Physical Security.  TVA is responsible for assets across its service area, and the protection of its critical infrastructures, employees, and the public is a priority.  In protecting these assets, TVA follows numerous regulatory requirements that set minimum standards for physical security.  TVA protects critical assets using a combination of threat analysis, technology, and partnerships with the public to help deter, detect, and respond to specific threats.  In addition, training programs for TVA’s workforce are also being developed in order to foster a strong culture of security awareness throughout TVA.  TVA will likely spend between $30 million and $60 million between 2011 and 2013 on protective measures, based on assessments to be performed in 2011 that are expected to identify opportunities for improvement.

Nuclear Security.  Nuclear security is carried out in accordance with federal regulations as set forth by the NRC.  These regulations are designed for the protection of TVA’s nuclear power plants and for the health and safety of the public and employees from the threat of radiological sabotage.  Unauthorized access to the stations is prohibited by TVA’s nuclear security response forces.  These forces are capable of executing a defensive strategy specifically designed and implemented to address radiological sabotage.  TVA currently plans to spend between $100 million and $140 million between 2011 and 2013 on upgrades to its nuclear security infrastructure.

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

Pension Fund

As of September 30, 2010, TVA's pension plan had assets of $6.8 billion compared with liabilities of $10.4 billion.  TVA's plan remained underfunded at March 31, 2011.  Assets in the plan at March 31, 2011, were approximately $7.1 billion.  The ability of the plan’s funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has nearly 23,000 participants receiving benefits of approximately $600 million per year.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Net working capital may be negative from time to time, and TVA uses short-term debt to fund short-term cash needs as well as scheduled maturities of long-term debt.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the limit on the amount of Bonds TVA may have outstanding at any one time is $30.0 billion.  Due to the limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments needed to meet its strategic planning goals over the next decade.  Capital spending needs could be met with a combination of Bonds, alternative financing, additional power revenues through rate increases, costs reductions, or other ways.  Certain sources of liquidity are discussed below.  Additionally, energy efficiency and demand response initiatives may reduce generation requirements, thereby resulting in lower capital needs.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  As of March 31, 2011, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  Ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the ratings agency.  Ratings are assigned independently, and each should be evaluated as such.

TVA uses the proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA’s short-term borrowings.

Short-Term Borrowing Table
	At March 31 2011	For the three months ended March 31, 2011	For the six months ended March 31, 2011	At March 31 2010	For the three months ended March 31, 2010	For the six months ended March 31, 2010

Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)

Discount Notes	$—	$595	$315	$1,147	$1,052	$937

Weighted Average Interest Rate

Discount Notes	0.00%	0.11%	0.10%	0.08%	0.05%	0.05%

Maximum Month-End Amount Outstanding (During Period)

Discount Notes	N/A	$1,401	$1,401	N/A	$1,147	$1,147

The balance of Discount Notes was approximately $1.1 billion lower at March 31, 2011, than March 31, 2010, because a portion of the proceeds from long-term debt issuance in February 2011 was used to reduce short-term debt.  Differences in the average balances of short-term debt from year to year are a function of the timing of debt issuances, debt redemptions, and other cash flows.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements was made possible by the 1959 amendments to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at March 31, 2011.

TVA also has funding available in the form of three revolving credit facilities totaling $2.5 billion.  The $1.0 billion short-term credit facility matures on May 11, 2011, and both the $0.5 billion and the $1.0 billion long-term credit facilities mature on January 14, 2014.  The $1.0 billion credit facility maturing on January 14, 2014, replaced a $1.0 billion short-term facility.  The credit facilities also accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt. At March 31, 2011, there were $128 million of letters of credit outstanding under the then-existing credit facilities, and there were no borrowings outstanding. TVA anticipates renewing each credit facility or replacing it with a different credit facility as it matures. See Note 10 — Debt Securities Activity.

Summary Cash Flows

A major source of TVA’s liquidity is operating cash flows resulting from the sales of electricity.  A summary of cash flow components for the six months ended March 31, 2011 and 2010, follows:

Summary Cash Flows
For the six months ended March 31
	2011	2010
Cash provided by (used in):
Operating activities	$1,333	$929
Investing activities	(1,289)	(1,244)
Financing activities	383	316

Net increase (decrease) in cash and cash equivalents	$427	$1

    Operating Activities.  Net cash flows from operating activities increased $404 million for the six months ended March 31, 2011, compared to the same period in the prior year.  This increase was primarily due to the timing of FCA revenues, as well as a decrease in the cash spent on the Kingston ash spill environmental cleanup costs as compared to the same period in the prior year.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities increased $45 million for the six months ended March 31, 2011, compared to the same period in the prior year.  The increase resulted primarily from an increase of $112 million in construction expenditures due to ongoing construction of Watts Bar Unit 2 and an increase in base capital spending to improve asset performance and condition.  This increase was partially offset by a decrease in nuclear fuels expenditures of $76 million.

Financing Activities.  Net cash flows provided by financing activities increased $67 million during the six months ended March 31, 2011, as compared to the same period of the prior year.  The increase was primarily due to net issuances of debt of $498 million during the six months ended March 31, 2011, as compared to net issuances of debt of $390 million during the six months ended March 31, 2010.  This increase was partially offset by a $31 million increase in payments on leases and leaseback financing primarily due to the purchase of an office building previously under a capital lease.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2011, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2011(1)	2012	2013	2014	2015	Thereafter	Total

Debt(2)	$4	$1,523	$2,308	$32	$1,032	$19,226	$24,125
Interest payments relating to debt	703	1,370	1,226	1,140	1,139	20,254	25,832
Lease obligations
Capital	4	6	—	—	—	3	13
Non-cancelable operating	30	52	48	31	24	171	356
Purchase obligations
Power	183	221	166	158	208	4,311	5,247
Fuel	1,011	1,633	1,482	1,221	1,191	2,772	9,310
Other	69	87	62	61	65	832	1,176
Settlement	1	3	3	3	—	—	10
EPA settlement	—	99	87	87	87	—	360
Environmental cleanup costs-Kingston ash spill	102	168	97	82	—	—	449
Payments on other financings	57	136	488	100	104	713	1,598
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	20	10	—	—	70
Return on Power Program Appropriation Investment	8	22	20	19	18	235	322

Total	$2,192	$5,340	$6,007	$2,944	$3,868	$48,517	$68,868
Notes (1) Period April 1 – September 30, 2011
(2) Does not include noncash items of foreign currency exchange loss of $34 million and net discount on sale of Bonds of $234 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations Payments due in the year ending September 30
	2011(1)	2012	2013	2014	2015	Thereafter	Total

Energy Prepayment Obligations	$53	$105	$102	$100	$100	$310	$770

Note
(1) Period April 1 – September 30, 2011

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and six months ended March 31, 2011, and 2010:

Sales of Electricity (millions of kWh)
	For the three months ended March 31			For the six months ended March 31
	2011	2010	Percent Change	2011	2010	Percent Change

Municipalities and cooperatives	34,214	36,632	(6.6%)	66,693	68,022	(2.0%)
Industries directly served	8,168	8,541	(4.4%)	16,273	17,025	(4.4%)
Federal agencies and other	528	478	10.5%	1,063	974	9.1%
Total sales of electricity	42,910	45,651	(6.0%)	84.029	86,021	(2.3%)

Heating degree days(1) (normal 1,812 and 3,115, respectively)	1,789	2,215	(19.2%)	3,206	3,572	(10.2%)

Cooling degree days(1) (normal 12 and 79, respectively)	16	1	1,500.0%	70	19	268.4%

Combined degree days(1) (normal 1,824 and 3,194, respectively)	1,805	2,216	(18.5%)	3,276	3,591	(8.8%)

Note
(1) The prior year degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information. Every five years this calculation is updated in order to incorporate the most recent 30 years of weather history. The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

The 2.4 billion kilowatt-hour (“kWh”) decrease in sales to Municipalities and cooperatives for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was primarily due to a decrease in residential sales of TVA’s distributor customers.  This was the result of a decrease in heating degree days for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to a warmer than normal February and March.  Sales to the commercial and industrial customers of TVA’s distributor customers remained relatively flat compared to the three months ended March 31, 2010.

The 1.3 billion kWh decrease in sales to Municipalities and cooperatives for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, was primarily due to a decrease in residential sales of TVA’s distributor customers.  This was the result of a decrease in heating degree days for the six months ended March 31, 2011, compared to the six months ended March 31, 2010, primarily due to warmer weather experienced during the first six months of 2011.  Sales to the commercial and industrial customers of TVA’s distributor customers remained relatively flat compared to the six months ended March 31, 2010.

Sales to TVA’s  Industries directly served decreased 373 million kWh, and 752 million kWh in the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010, due to a decrease in sales to TVA’s largest directly served customer, which has been curtailing operations.

Sales to TVA’s Federal agencies and other increased 50 million kWh, and 89 million kWh in the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010.  This was the result of an increase of four million kWh, and 29 million kWh in sales to federal agencies directly served and an increase of 46 million kWh, and 60 million kWh sold off-system due to an increase in excess generation available for resale and favorable market conditions, in the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010, respectively.

   Financial Results

The following table compares operating results for the three and six months ended March 31, 2011 and 2010:

Summary Statements of Operations
	For the three months ended March 31		For the six months ended March 31
	2011	2010	2011	2010

Operating revenues	$2,968	$2,622	$5,796	$4,971
Operating expenses	(2,401)	(1,875)	(4,959)	(3,753)
Operating income	567	747	837	1,218
Other income, net	10	8	21	14
Interest expense, net	(324)	(325)	(653)	(652)

Net income (loss)	$253	$430	$205	$580

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2011, and 2010, consisted of the following:

Operating Revenue
	For the three months ended March 31			For the six months ended March 31
	2011	2010	Percent Change	2011	2010	Percent Change

Operating Revenues
Municipalities and cooperatives	$2,517	$2,218	13.5%	$4,903	$4,163	17.8%
Industries directly served	385	347	11.0%	767	695	10.4%
Federal agencies and other	32	25	28.0%	64	52	23.1%
Other revenue	34	32	6.3%	62	61	1.6%

Total operating revenues	$2,968	$2,622	13.2%	$5,796	$4,971	16.6%

Operating revenues increased $346 million and $825 million in the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010, due to the following:

	Three Month Change	Six Month Change

FCA rate changes	$466	$923
Volume	(178)	(119)
Base rate mix	53	16
Off system sales and other	3	4
Other revenue	2	1
Total	$346	$825

The increase of FCA rates for the three and six months ended March 31, 2011, compared to the three and six months ended March 31, 2010, was primarily due to overcollection of the FCA in 2009 since the amount overcollected in that year was refunded to customers in 2010 through FCA rate reductions.

Significant items contributing to the $346 million increase in operating revenues for the three months ended March 31, 2011, compared to the same period in 2010 included:

•
A $299 million increase in revenue from Municipalities and cooperatives primarily due to FCA rate increases which increased revenues by $412 million and a change in base rate mix which increased revenues an additional $49 million.  These increases were partially offset by a decrease in sales volume which reduced revenues by $162 million.

•
A $38 million increase in revenues from Industries directly served primarily due to FCA rate increases which increased revenues by $49 million and a change in base rate mix which increased revenues an additional $5 million.  This increase was partially offset by a decrease in sales volume which reduced revenues by $16 million.

•
A $7 million increase in revenues from Federal Agencies and other primarily due to FCA rate increases which increased revenues by $5 million and an increase in off-system sales of $3 million.  These items were offset partially by a change in base rate mix which decreased revenues by $1 million.

Significant items contributing to the $825 million increase in operating revenues for the six months ended March 31, 2011, compared to the same period in 2010 included:

•
A $740 million increase in revenue from Municipalities and cooperatives primarily due to FCA rate increases which increased revenues by $799 million and a change in base rate mix which increased revenues an additional $29 million.  These increases were partially offset by a decrease in sales volume which reduced revenues by $88 million.

•
A $72 million increase in revenues from Industries directly served primarily due to FCA rate increases which increased revenues by $114 million.  This increase was partially offset by a decrease in sales volume which reduced revenues by $32 million, and a change in base rate mix resulting from implementation of seasonal rate structures, which reduced revenue by $10 million.

•
A $12 million increase in revenues from Federal Agencies and other primarily due to FCA rate increases which increased revenues by $10 million, an increase in sales volume which increased revenues by $1 million, and an increase in off-system sales of $4 million.  These items were offset partially by a change in base rate mix which decreased revenues by $3 million.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2011, and 2010, consisted of the following:

TVA Operating Expenses
	For the three months ended March 31			For the six months ended March 31
	2011	2010	Percent Change	2011	2010	Percent Change

Fuel	$749	$411	82.2%	$1,487	$834	78.3%
Purchased power	279	194	43.8%	639	379	68.6%
Operating and maintenance	800	756	5.8%	1,683	1,510	11.5%
Depreciation and amortization	428	413	3.6%	860	824	4.4%
Tax equivalents	145	101	43.6%	290	206	40.8%

Total operating expenses	$2,401	$1,875	28.1%	$4,959	$3,753	32.1%

Operating expenses increased $526 million for the three months ended March 31, 2011, and $1.2 billion for the six months ended March 31, 2011, compared to the same periods in 2010.

For the three months ended March 31, 2011, significant drivers contributing to the $526 million increase compared to the same period in 2010 are described below:

Fuel expense increased $338 million due to:

•
A $341 million increase in fuel expense related to the FCA mechanism which matches the recognition of fuel expense with the period it is collected in the FCA.  This increase primarily resulted from an increase in the FCA rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The FCA rates for the three months ended March 31, 2010, included the liquidation of FCA amounts that were overcollected during 2009.

•
A $3 million decrease in fuel expense resulting primarily from a decrease in net thermal generation of three percent, which decreased fuel expense by $34 million.  This decrease was partially offset by a two percent increase in the aggregate fuel cost per kWh of net thermal generation, which caused a $31 million increase in fuel expense.

Purchased Power expense increased $85 million due to:

•
A $150 million increase in purchased power expense related to the FCA mechanism which matches the recognition of purchased power expense with the period it is collected in the FCA.  This increase primarily resulted from an increase in the FCA rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The FCA rates for the three months ended March 31, 2010, included the liquidation of FCA amounts that were overcollected during 2009.

•
A $65 million decrease in purchased power expense primarily because of a decrease in purchased power volume of 1.3 billion kWh, or 20 percent, which decreased purchased power expense by $66 million, partially offset by an increase in the average price of purchased power of less than one percent, which increased purchased power expense $1 million.

Operating and maintenance expense increased $44 million.  The primary drivers for the increase were a $25 million increase in pension and postretirement benefit expense and an increase in operating and maintenance expense at nuclear plants of $16 million due to increased duration of refueling outages, maintenance projects to increase plant reliability, and increased security costs due to regulatory requirements.  Additional items contributing to the increase in Operating and maintenance expense included a $11 million increase related to ash handling due to increased handling activities as TVA is in the process of converting from wet storage to dry storage facilities, a $3 million increase at coal-fired and combustion turbine plants due to the timing of maintenance outages, and a $4 million increase in costs to support energy efficiency and demand response initiatives.  These increases were partially offset by a $13 million decrease in other benefit costs.

Depreciation and amortization expense increased $15 million primarily because of an increase in net plant additions and the acceleration of depreciation in the last half of 2010 on certain coal-fired units due to the decision to idle those units.

Tax equivalents expense increased $44 million.  This change primarily reflects an increase in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the three months ended March 31, 2011, since the FCA revenues were higher than in the three month period ended March 31, 2010.

For the six months ended March 31, 2011, significant drivers contributing to the $1.2 billion increase in operating expenses, compared to the same period in 2010, are described below:

Fuel expense increased $653 million due to:

•
A $548 million increase in fuel expense related to the FCA mechanism which matches the recognition of fuel expense with the period it is collected in the FCA.  This increase primarily resulted from an increase in the FCA rate for the six months ended March 31, 2011, compared to the three and six months ended March 31, 2010.  The FCA rates for the six months ended March 31, 2010, included the liquidation of FCA amounts that were overcollected during 2009.

•
A $105 million increase in fuel expense resulting primarily from an increase in net thermal generation of two percent, which increased fuel expense by $59 million.  The increase in net thermal generation was due to a decrease in hydroelectric generation of three billion kWh or 30 percent.  Additionally, the aggregate fuel cost per kWh of net thermal generation increased seven percent, which caused a $46 million increase in fuel expense.

Purchased Power expense increased $260 million due to:

•
A $239 million increase in purchased power expense related to the FCA mechanism which matches the recognition of purchased power expense with the period it is collected in the FCA.  This increase primarily resulted from an increase in the FCA rate for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.  The FCA rates for the six months ended March 31, 2010, included the liquidation of FCA amounts that were overcollected during 2009.

•
A $21 million increase in purchased power expense primarily because of an increase in purchased power volume, due to favorable prices, of 351 million kWh, or three percent, which increased purchased power expense by $17 million, and an increase in the average price of purchased power of one percent, which increased purchased power expense an additional $4 million.

Operating and maintenance expense increased $173 million.  The primary drivers for the increase were a $50 million increase in pension and postretirement benefit expense and an increase in operating and maintenance expense at nuclear plants of $37 million due to increased duration of refueling outages, maintenance projects to increase plant reliability, and increased security costs due to regulatory requirements.  Additional items contributing to the increase in Operating and maintenance expense included a $24 million increase related to ash handling due to increased handling activities as TVA is in the process of converting from wet storage to dry storage facilities, a $15 million increase to support economic development initiatives, a $13 million increase at coal-fired and combustion turbine plants due to the timing of maintenance outages, a $13 million increase in costs for reagents used in coal-fired emission controls, and a $13 million increase in costs to support energy efficiency and demand response initiatives.  Further, TVA experienced a $7 million increase due to amortization of the Environmental cleanup costs -- kingston ash spill regulatory asset.

Depreciation and amortization expense increased $36 million primarily because of an increase in net plant additions and acceleration of depreciation beginning in the last half of 2010 on certain coal-fired units due to the decision to idle those units.

Tax equivalents expense increased $84 million.  This change primarily reflects an increase in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the six months ended March 31, 2011, since the FCA revenues were higher than in the six month period ended March 31, 2010.

Interest Expense.   Interest expense and interest rates for the three and six months ended March 31, 2011, and 2010, were as follows:

Interest Expense
	For the three months ended March 31			For the six months ended March 31
	2011	2010	Percent Change	2011	2010	Percent Change

Interest expense	$356	$342	4.1%	$714	$683	4.5%
Allowance for funds used during construction and nuclear fuel expenditures	(32)	(17)	88.2%	(61)	(31)	96.8%

Net interest expense	$324	$325	(0.3%)	$653	$652	0.2%

	2011	2010	Percent Change	2011	2010	Percent Change
Interest rates (average)
Long-term(1)	5.82	5.95	(2.2%)	5.85	5.95	(1.7%)
Discount notes	0.11	0.05	120.0%	0.10	0.05	100.0%
Blended(1)	5.67	5.68	(0.2%)	5.76	5.71	0.9%

Note
(1) The average interest rates on long-term debt for the three and six months ended March 31, 2011, reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the period presented, and interest expense for those periods. Interest expense is interest on long-term debt, including amortization of debt discounts, issue, and reacquisition costs, net. Average long-term interest rates reported for the three and six months ended March 31, 2010, were calculated using the average balance of debt based at the beginning and end of the period. The calculation was changed so that the average rate reflects fluctuations in the balance of long-term debt throughout the periods and the impact on interest expense.

The $1 million decrease in net interest expense for the three months ended March 31, 2011, was attributable to greater amounts of capitalized interest due to an increase in the construction work in progress base used to calculate allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.  The amount of interest capitalized was partially offset by an increase in interest on debt as a result of an increase in the average balance of long-term debt for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

The $1 million increase in net interest expense for the six months ended March 31, 2011, was primarily attributable to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.  This increase was partially offset by the greater amounts of capitalized interest due to an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Unit 2.

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

Changes in Ratemaking Impacting Accounting

On April 1, 2011, TVA implemented new pricing structures for wholesale service to distributor customers and TVA’s retail service to directly served customers.  Wholesale service to distributor customers is on a time-of-use rate structure with an option for a seasonal demand and energy rate through no later than October 2012. By October 2012, TVA is proposing to have all distributor customers on a wholesale time-of-use rate structure.  However, TVA will continue to have discussions with distributors on other alternative wholesale rate structures.  TVA is offering a default time-of-use rate structure with the option of a seasonal demand and energy rate structure to directly served customers and distributor-served customers with contract demands in excess of five MW.  The new rate structures are designed to provide pricing signals intended to incentivize wholesale (distributor) and retail customers to shift energy usage from higher cost periods to less expensive periods.  These new rates are also intended to provide TVA with the same overall revenue as was generated prior to the rate restructuring; however, individual distributors and retail customers may see some effects on their bills depending on their usage characteristics (demand and energy usage on-peak versus off-peak).

New Accounting Standards and Interpretations

For a discussion of TVA’s new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

       On January 28, 2011, Masoud Bajestani, TVA’s Vice President of Watts Bar Unit 2, left TVA for reasons unrelated to the nuclear program at Watts Bar Unit 2.  Also effective, January 28, 2011, Marie Gillman took management responsibility for the Watts Bar Unit 2 construction project until TVA hired a successor to Mr. Bajestani.  On February 14, 2011, TVA hired David Stinson to be the Vice President of Watts Bar Unit 2.

On April 14, 2011, the TVA Board selected Dennis C. Bottorff to continue to serve as Chairman of the TVA Board after his term in office expires on May 18, 2011.  Once his term expires, Chairman Bottorff may continue to serve on the TVA Board until the end of the current session of Congress or until a successor takes office.  On April 14, 2011, the TVA Board also selected William B. Sansom to serve as Vice Chairman.

Legislative and Regulatory Matters

On December 22, 2010, Congress approved President Obama’s proposal to freeze base pay for civilian federal employees for a period from January 1, 2011, to December 31, 2012. This freeze applies to TVA’s senior executives, which includes all employees at the level of vice president and above; in addition, the President issued a memorandum on December 30, 2010, to other agencies not directly covered by the legislation requesting that they comply with the terms of the salary freeze.  As a result, TVA decided to also freeze salaries for managers, specialists, and those employees not covered by collective bargaining agreements for the duration of the federal freeze.  The freeze does not affect salaries that were already in effect as of January 1, 2011, nor does it affect TVA employees in bargaining unit represented positions.

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

Through December 2010, emissions of NOX on the TVA system have been reduced by 86 percent below peak 1995 levels, and emissions of SO2 have been reduced 90 percent below 1977 levels.  These actions have also provided a co-benefit of reducing hazardous air pollutants, including mercury, at some units.   In CY 2010, TVA produced about 87 million tons of carbon dioxide (“CO2”).   Historically, TVA has produced about 100 million tons of CO2 per year.  TVA produced less CO2 in CY 2010 because of a decrease in coal-fired generation.

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

Hazardous Air Pollutants from Industrial, Commercial, and Institutional Boilers.   In June 2010, EPA published a proposed rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters.  The final rule was published on March 21, 2011, and has minor impacts beginning in CY 2014 for some of TVA’s startup and auxiliary boilers.  Most will be required to perform periodic tune ups, and a few may be required to install controls.    Concurrent with the issuance of the rule, EPA announced reconsideration of several elements in the rule.  Until the reconsideration process is completed, final specific requirements are too uncertain to predict.

Hazardous Air Pollutants from Steam Electric Utility Units.   On March 16, 2011, in response to a court deadline, EPA released for public comment a proposed rule to establish standards for hazardous air pollutants emitted from steam electric utility units.  As proposed, the rule would require additional controls for hazardous air pollutants including mercury, non-mercury metals, and acid gasses for many of TVA’s coal fired units in the 2015-2016 timeframe.  Periodic tune ups to ensure good combustion to minimize emissions of organic hazardous air pollutants would also be required.  TVA may choose to idle or retire some units in lieu of investing in additional controls.  In conjunction with and consistent with the utility hazardous air pollutant rule, EPA is proposing to revise the New Source Performance Standards (“NSPS”) for new and reconstructed coal and oil-fired units for emissions of particulate matter (“PM”), SO2, and NOX.  New PM and NOX standards for modified units are also included in the NSPS.

EPA intends to issue the final rules in December 2011.  Until the final rules are published, specific requirements are too uncertain to predict.

Climate Change

Regulation.  In December 2010, EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating GHG emissions from oil and coal electric generating units.  An EPA proposal is required by July 26, 2011, and a final rule is required by May 26, 2012.  These rules will affect TVA, but the extent of these impacts is not yet known.

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

In March 2011, EPA announced that it would defer the March 31, 2011 deadline for submission of the first GHG emission reports under the agency’s Reporting Rule until an unspecified date in order to complete development of an electronic reporting system, which the Mandatory Reporting Rule requires reporting entities to use. EPA has indicated that GHG reports will not be due until this summer at the earliest.

In March 2011, EPA released a proposed determination that GHG emissions from biomass combustion will not be counted toward emission thresholds for PSD and Title V permitting under the second phase of EPA’s Tailoring Rule for a period of three years.  The rule will take effect July 1, 2011.  EPA will examine how to evaluate CO2 emissions from biomass for a three-year interim period.  EPA released a companion document that provides guidance for the determination of “best available control technology” (“BACT”) in PSD proceedings involving biogenic CO2 emissions from bioenergy facilities.

In March 2011, the White House Council on Environmental Quality (“CEQ”) issued formal guidance to federal agencies on the development of climate change adaptation plans, intended to assist those agencies in fulfilling the requirements of Executive Order 13514.  The guidance requires federal agencies to draft adaptation policy statements by June 3, 2011, and complete adaptation plans by June 4, 2012.

In January 2011, EPA, in consent decrees resolving two lawsuits filed by states and environmental organizations, agreed to a timetable for promulgating NSPS for GHG emissions from power plants and petroleum refineries.  NSPS limit emissions of regulated pollutants from new and modified sources, and establish state-implemented guidelines for emissions from existing facilities.  The consent decrees committed EPA to issue proposed NSPS for power plants by July 2011 and to finalize the NSPS by May 2012.  The consent decrees do not provide any detail as to the scope or stringency of the NSPS, but do require that emission guidelines for existing sources be promulgated at the same time as the standards for new and modified sources.

International Accords.   The 16th Session of the Conferences of the Parties to the United Nations Framework Convention on Climate Change held a meeting in Cancun, Mexico, in late November 2010. The parties agreed on a few elements, known as the Cancun Agreements, that anchor national mitigation pledges and take initial steps to strengthen elements of a climate framework.

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

Water Quality Control Developments

EPA is expected to propose a new rule in CY 2011 designed to minimize the adverse impacts to fish and shellfish from the design and operation of cooling water intake structures at existing power plants.  The new rule is expected to require changes in the operation of cooling water intakes and modifications to their design.  All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are likely to be subject to the new rule.  Because of the uncertainty of the changes to be made by EPA, the impacts of the rulemaking are uncertain at this time.  However, these changes could potentially result in significant increases in TVA’s capital costs and operating and maintenance costs.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

TVA Air, Water, and Waste Quality Estimated Potential Environmental Expenditures As of March 31, 2011 (in millions)
	Estimated Timetable		Total Estimated Expenditures

Site environmental remediation costs(1)	2011	+	$49
CCP conversion and remediation(2)	2011-2020		$1,427
Proposed clean air projects(3)	2011-2018		$3,762
Clean Water Act requirements(4)	2015-2020		TBD*

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
 *  TBD – to be determined as regulations become final.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  In conjunction with the agreement with the EPA and Consent Decree (see Executive Overview), management decided to record certain liabilities resulting from the agreement totaling $360 million ($290 million investment In energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects in the TVA watershed; and $10 million civil penalties).  Management determined that these costs will be collected in customer rates in the future and, accordingly, the amounts have been deferred as a regulatory asset.  These amounts will be charged to expense and recovered in rates over future periods.  The period over which these amounts will be recovered in rates is expected to be determined and approved through the annual rate setting process near the end of 2011.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material legal proceedings, see Notes 16 and 17, discussions of which are incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the Japanese events, petitions have been filed with the NRC which could impact TVA’s nuclear program. These petitions include:

•	Petition Seeking Enforcement Action Against Licensees of the NRC

Filed by Saprodani Associates on March 12, 2011, this petition requests that the NRC take enforcement action, issue a Notice of Violation, and immediately shutdown all U.S. reactors known to be near an earthquake fault line.  Filed under the 10 CFR 2.206 process, any potential enforcement action could impact the operation of all TVA nuclear plants.

•	Emergency Petition to Suspend All Pending Reactor Licensing Decisions and Related Rulemaking Decisions Pending Investigation of Lessons Learned From Fukushima Daiichi Nuclear Power Station Accident

Separate but essentially identical petitions have been filed by almost 50 petitioners in 24 ongoing NRC licensing proceedings, including WBN Unit 2 (filed April 14, 2011 by SACE) and BLN Units 3 and 4 (filed April 18, 2011 by BREDL).  Filed under the NRC’s general authority to regulate the US nuclear industry, the petition seeks to suspend all licensing decisions and other major licensing activities pending completion of the NRC’s Fukushima Task Force investigation and subsequent issuance of any proposed regulatory decisions and/or environmental analyses.  Interested parties must file answers to the petition by May 2, 2011.

•	Petition to Suspend AP1000 Design Certification Rulemaking Pending Evaluation of Fukushima Accident Implications on Design and Operational Procedures and Request for Expedited Consideration

This petition was filed by 13 petitioners on April 6, 2011.  The petition requests the NRC to suspend the AP1000 design certification rulemaking while the NRC investigates the Fukushima accident and determines appropriate lessons learned to be incorporated into the design and operational procedures.  Granting of this petition could potentially impact the licensing proceeding for BLN Units 3 and 4.

•	Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed this petition on April 13, 2011, requesting the NRC Staff to take emergency enforcement action against all power reactor licensees that use the General Electric Mark I BWR design.  The petition, filed using the 10 CFR 2.206 process for petitioning the Staff to take an enforcement action, requests the Staff to take several actions related to affected plants, including the suspension of the operating licenses until several milestones have been met.  Any potential action could impact the operation of Browns Ferry Units 1, 2, and 3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities in the Annual Report.  See Note 12 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2011.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011, TVA implemented a new system for fixed assets accounting and project portfolio management. The system change is a result of an evaluation of the previous system and related processes to support evolving operational needs and is not the result of any identified deficiencies in the previous system. TVA reviewed the implementation effort as well as the impact on TVA's internal controls over financial reporting and, where appropriate, made changes to internal controls over financial reporting to address these system changes.

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

For a discussion of certain current material Legal Proceedings, see Notes 16 and 17, and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, —  Legal Proceedings, discussions of which are incorporated by reference into this Item 1, Legal Proceedings.

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

TVA’s nuclear power program may be adversely affected by the Japanese nuclear events.

The Japanese nuclear events could lead to the imposition of additional requirements or restrictions by the NRC or other regulatory bodies relating to the construction, operation, and decommissioning of nuclear units, and the storage of spent fuel.  These requirements or restrictions could negatively affect the cost and schedule for completing Watts Bar Unit 2, as well as substantially increasing the cost of operating TVA’s existing nuclear units.  In addition, if costs to construct nuclear units increase or the public determines that nuclear power is less desirable as a result of the Japanese nuclear events, TVA may be forced to forego any future construction at Bellefonte Nuclear Plant or other facilities.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon-emitting or renewable resources and to grow its generation capacity when faced with retiring or idling certain coal-fired units.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.2
Winter Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, The Royal Bank of Scotland plc, as Administrative Agent and Letter of Credit Issuer, The Royal Bank of Scotland plc, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

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

Date: May 3, 2011		TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ John M. Thomas, III
John M. Thomas, III
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.2
Winter Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, The Royal Bank of Scotland plc, as Administrative Agent and Letter of Credit Issuer, The Royal Bank of Scotland plc, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer