Form 10-Q
period 2011-06-30
Tennessee Valley Authority
filed 2011-08-11
CIK 1376986

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2011
 OR
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
Yes ☐ No ☒

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ARP	Acid Rain Program
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCP	Coal combustion products
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CVA	Credit valuation adjustment
CY	Calendar year
EIS	Environmental Impact Statement
EPA	The Environmental Protection Agency
FASB	Financial Accounting Standards Board
FCA	Fuel cost adjustment
FERC	Federal Energy Regulatory Commission
FTP	Financial trading program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt hour(s)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
MWh	Megawatt hour(s)
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	The Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSR	New Source Review
PSD	Prevention of Significant Deterioration
QSPE	Qualifying Special-Purpose Entity
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment & Conservation
TVARS	Tennessee Valley Authority Retirement System
VIE	Variable Interest Entity

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

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;
•	Fines, penalties, natural resource damages, and settlements associated with the Kingston ash spill;
•	Significant changes in demand for electricity;
•	Addition or loss of customers;
•	The continued operation, performance, or failure of TVA’s generation, transmission, and related assets, including coal combustion product (“CCP”) facilities;
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
•
Catastrophic events such as fires, earthquakes, solar events, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Reliability and creditworthiness of counterparties;
•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;
•	Changes in the market price of equity securities, debt securities, and other investments;
•	Changes in interest rates, currency exchange rates, and inflation rates;
•	Rising pension and health care costs;
•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;
•	Limitations on TVA’s ability to borrow money which may result from, among other things, TVA’s approaching or reaching its debt ceiling and changes in TVA’s borrowing authority;
•
An increase in TVA’s cost of capital which may result from, among other things, changes in the market for TVA’s debt securities, changes in the credit rating of TVA or the U.S. government, and an increased reliance by TVA on alternative financing arrangements as TVA approaches its debt ceiling;

•	Changes in the economy and volatility in financial markets;
•	Inability to eliminate identified deficiencies in TVA’s systems, standards, controls, and corporate culture;

•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;
•	Problems attracting and retaining a qualified workforce;
•	Changes in technology;
•	Failure of TVA’s information technology assets to operate as planned and the failure of TVA’s cyber security program to protect TVA’s information technology assets from successful cyber attacks;
•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred; and
•	Unforeseeable events.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TENNESSEE VALLEY AUTHORITY STATEMENTS OF OPERATIONS (Unaudited) (in millions)
	Three Months Ended June 30		Nine Months Ended June 30
	2011	2010	2011	2010

Operating revenues
Sales of electricity
Municipalities and cooperatives	$2,287	$2,204	$7,190	$6,367
Industries directly served	310	324	1,077	1,019
Federal agencies and other	31	31	95	83
Other revenue	29	28	91	89
Total operating revenues	2,657	2,587	8,453	7,558

Operating expenses
Fuel	584	509	2,071	1,343
Purchased power	387	277	1,026	656
Operating and maintenance	994	757	2,677	2,267
Depreciation and amortization	436	416	1,296	1,240
Tax equivalents	174	114	464	320
Total operating expenses	2,575	2,073	7,534	5,826

Operating income	82	514	919	1,732

Other income (expense), net	4	6	25	20

Interest expense
Interest expense	358	343	1,072	1,026
Allowance for funds used during construction and nuclear fuel expenditures	(32)	(22)	(93)	(53)
Net interest expense	326	321	979	973

Net income (loss)	$(240)	$199	$(35)	$779
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY BALANCE SHEETS (in millions)
ASSETS
	June 30, 2011	September 30, 2010
Current assets	(Unaudited)
Cash and cash equivalents	$542	$328
Accounts receivable, net	1,548	1,639
Inventories, net	1,060	1,012
Regulatory assets	757	791
Other current assets	219	78
Total current assets	4,126	3,848

Property, plant, and equipment
Completed plant	43,522	42,997
Less accumulated depreciation	(20,277)	(19,326)
Net completed plant	23,245	23,671
Construction in progress	4,048	3,008
Nuclear fuel	1,126	1,102
Capital leases	28	49
Total property, plant, and equipment, net	28,447	27,830

Investment funds	1,257	1,128

Regulatory and other long-term assets
Regulatory assets	9,416	9,756
Other long-term assets	374	191
Total regulatory and other long-term assets	9,790	9,947

Total assets	$43,620	$42,753

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,659	$1,698
Environmental cleanup costs - Kingston ash spill	151	220
Accrued interest	333	407
Current portion of leaseback obligations	80	74
Current portion of energy prepayment obligations	105	105
Regulatory liabilities	215	63
Short-term debt, net	—	27
Current maturities of long-term debt	1,523	1,008
Total current liabilities	4,066	3,602

Other liabilities
Post-retirement and post-employment benefit obligations	4,831	4,729
Asset retirement obligations	3,108	2,963
Other long-term liabilities	1,698	1,526
Leaseback obligations	1,208	1,279
Energy prepayment obligations	638	717
Environmental cleanup costs - Kingston ash spill	260	305
Regulatory liabilities	261	106
Total other liabilities	12,004	11,625

Long-term debt, net	22,438	22,389

Total liabilities	38,508	37,616

Proprietary capital
Power program appropriation investment	313	328
Power program retained earnings	4,230	4,264
Total power program proprietary capital	4,543	4,592
Nonpower programs appropriation investment, net	634	640
Accumulated other comprehensive loss	(65)	(95)
Total proprietary capital	5,112	5,137

Total liabilities and proprietary capital	$43,620	$42,753
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CASH FLOWS (Unaudited) For the nine months ended June 30 (in millions)
	2011	2010
Cash flows from operating activities
Net income (loss)	$(35)	$779
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,311	1,255
Nuclear refueling outage amortization cost	38	82
Amortization of nuclear fuel cost	158	177
Non-cash retirement benefit expense	349	268
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	7	(808)
Environmental cleanup costs – Kingston ash spill – non cash	57	47
Changes in current assets and liabilities
Accounts receivable, net	100	(89)
Inventories and other, net	(116)	(137)
Accounts payable and accrued liabilities	94	80
Accrued interest	(73)	(78)
Environmental cleanup costs – Kingston ash spill, net	(74)	(292)
Preconstruction costs	(96)	—
Other, net	62	5
Net cash provided by operating activities	1,703	1,210

Cash flows from investing activities
Construction expenditures	(1,678)	(1,491)
Nuclear fuel expenditures	(184)	(282)
Purchases of investments, net	—	5
Loans and other receivables
Advances	(26)	(23)
Repayments	9	14
Other, net	(1)	4
Net cash used in investing activities	(1,880)	(1,773)

Cash flows from financing activities
Long-term debt
Issues	1,582	679
Redemptions and repurchases	(1,020)	(35)
Short-term debt issues (redemptions), net	(27)	(10)
Proceeds from sale/leaseback financing	5	9
Payments on leases and leaseback financing	(109)	(79)
Bond premium received	—	28
Financing costs, net	(19)	(4)
Payments to U.S. Treasury	(20)	(25)
Other	(1)	(3)
Net cash provided by financing activities	391	560

Net change in cash and cash equivalents	214	(3)
Cash and cash equivalents at beginning of period	328	201

Cash and cash equivalents at end of period	$542	$198
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited) For the three months ended June 30, 2011 and 2010 (in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at March 31, 2010 (unaudited)	$338	$3,871	$649	$(5)	$4,853
Net income (loss)	-	202	(3)	-	199	$199
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	-	-	-	(76)	(76)	(76)
Reclassification to earnings from cash flow hedges	-	-	-	14	14	14
Total other comprehensive income (loss)	-	-	-	(62)	(62)	(62)
Total comprehensive income (loss)						$137
Return on power program appropriation investment	-	(2)	-	-	(2)
Return of power program appropriation investment	(5)	-	(3)	-	(8)
Balance at June 30, 2010 (unaudited)	$333	$4,071	$643	$(67)	$4,980

Balance at March 31, 2011 (unaudited)	$318	$4,470	$635	$(52)	$5,371
Net income (loss)	-	(239)	(1)	-	(240)	$(240)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	-	-	-	(12)	(12)	(12)
Reclassification to earnings from cash flow hedges	-	-	-	(1)	(1)	(1)
Total other comprehensive income (loss)	-	-	-	(13)	(13)	(13)
Total comprehensive income (loss)						$(253)
Return on power program appropriation investment	-	(1)	-	-	(1)
Return of power program appropriation investment	(5)	-	-	-	(5)
Balance at June 30, 2011 (unaudited)	$313	$4,230	$634	$(65)	$5,112

The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited) For the nine months ended June 30, 2011 and 2010 (in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

Balance at September 30, 2009	$348	$3,291	$654	$(75)	$4,218
Net income (loss)	-	787	(8)	-	779	$779
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	-	-	-	(55)	(55)	(55)
Reclassification to earnings from cash flow hedges	-	-	-	63	63	63
Total other comprehensive income (loss)	-	-	-	8	8	8
Total comprehensive income (loss)						$787
Return on power program appropriation investment	-	(7)	-	-	(7)
Return of power program appropriation investment	(15)	-	(3)	-	(18)
Balance at June 30, 2010 (unaudited)	$333	$4,071	$643	$(67)	$4,980

Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	-	(29)	(6)	-	(35)	$(35)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	-	-	-	51	51	51
Reclassification to earnings from cash flow hedges	-	-	-	(21)	(21)	(21)
Total other comprehensive income (loss)	-	-	-	30	30	30
Total comprehensive income (loss)						$(5)
Return on power program appropriation investment	-	(5)	-	-	(5)
Return of power program appropriation investment	(15)	-	-	-	(15)
Balance at June 30, 2011 (unaudited)	$313	$4,230	$634	$(65)	$5,112

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

The power program has historically been separate and distinct from the stewardship programs.  Additionally, the power program is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA power facilities (the “Power Program Appropriation Investment”).  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and TVA properties with power funds in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States (“GAAP”).  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.  Assets of $1.2 billion previously reported as Nuclear fuel and capital leases on the September 30, 2010 Balance Sheet  have been reclassified as Nuclear fuel of $1.1 billion and Capital leases of $49 million.  Liabilities of $4.7 billion previously reported as Other long-term liabilities on the September 30, 2010 Balance Sheet have been reclassified as Post-retirement and post-employment benefit obligations.  On the Statements of Cash Flows, $292 million previously reported as changes in Accounts payable and accrued liabilities for the nine months ended June 30, 2010, have been reclassified as Environmental cleanup costs-kingston ash spill, net.

Operating expenses of $786 million and $2.0 billion for the three and nine months ended June 30, 2010, respectively, previously reported as Fuel and purchased power on the Statements of Operations, have been reclassified as follows:

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Fuel	$ 509	$ 1,343
Purchased power	277	656

Interest on debt and leaseback obligations and Amortization of debt discount, issue, and reacquisition costs, net have been combined in the three and nine months ended June 30, 2011, and are shown as Interest expense in the Statements of Operations.  Interest expense for the three and nine months ended June 30, 2010, was $343 million and $1.0 billion, respectively.

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

There were no accounting standards issued that were not yet effective and adopted by TVA as of June 30, 2011, that if adopted, would have materially affected its financial condition, results of operation, or cash flows.  However, in June 2011, FASB issued guidance that will require adjustments to the presentation of TVA’s financial information.  The guidance eliminates the current option to report comprehensive income and its components in the statement of changes in proprietary capital.  The guidance allows for presentation of net income and other comprehensive income in one continuous statement or in two separated, but consecutive statements.  These changes become effective for TVA on October 1, 2012.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2011	At September 30, 2010

Power receivables
Billed	$1,473	$597
Unbilled	21	1,004
Total power receivables	1,494	1,601

Other receivables	55	40
Allowance for uncollectible accounts	(1)	(2)

Accounts receivable, net	$1,548	$1,639

           The $983 million decrease in unbilled power receivables and the $876 million increase in billed receivables are primarily due to the implementation of a new wholesale base rate structure for the majority of TVA’s customers on April 1, 2011.  Under the previous end-use billing structure, billed sales were reported a month in arrears.  Under the new wholesale base rate structure, customers are billed in the current month.

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2011	At September 30, 2010

Fuel inventory	$546	$539
Materials and supplies inventory	530	486
Emission allowance inventory	10	11
Allowance for inventory obsolescence	(26)	(24)

Inventories, net	$1,060	$1,012

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2011	At September 30, 2010

Coal contract derivative assets	$252	$103
Loans and other long-term receivables, net	75	68
Currency swap assets	14	–
Other long-term assets	33	20

Total other long-term assets	$374	$191

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

Regulatory Assets and Liabilities
	At June 30, 2011	At September 30, 2010
Current regulatory assets
Deferred nuclear generating units	$391	$391
Unrealized losses on commodity derivatives	218	184
Environmental cleanup costs – Kingston ash spill	74	76
Fuel cost adjustment receivable	69	84
Deferred outage costs	4	42
Deferred capital lease	1	14
Total current regulatory assets	757	791

Non-current regulatory assets
Deferred pension costs	4,254	4,456
Deferred nuclear generating units	1,271	1,565
Environmental cleanup costs – Kingston ash spill	892	987
Nuclear decommissioning costs	857	898
Other non-current regulatory assets	577	499
Unrealized losses on swaps and swaptions	512	797
Non-nuclear decommissioning costs	481	410
EPA agreement	350	—
Unrealized losses related to commodity derivatives	222	144
Total non-current regulatory assets	9,416	9,756

Total regulatory assets	$10,173	$10,547
Current regulatory liabilities
Unrealized gains on commodity contracts	$147	$57
Fuel cost adjustment tax equivalents	68	—
Capital leases	—	6
Total current regulatory liabilities	215	63
Non-current regulatory liabilities
Unrealized gains on commodity contracts	261	106

Total regulatory liabilities	$476	$169

Preconstruction Costs.  Certain preliminary work and costs associated with engineering, design, and licensing activities, as well as the procurement of long lead-time components for the partially completed Bellefonte Nuclear Plant (“Bellefonte”) Unit 1, have been deferred as a regulatory asset pending the TVA Board’s decision on the completion of the project.  If the TVA Board decides to complete Bellefonte Unit 1, the costs will be moved to construction in progress and amortized over a cost recovery period equivalent to the expected useful life of the future operating nuclear unit.  If the TVA Board decides not to complete the unit, the costs will be expensed at the time of the decision.  The preconstruction costs were $103 million as of June 30, 2011, and are included in other non-current regulatory assets.  At September 30, 2010, no such preconstruction asset had been established.

Environmental Agreement.  In conjunction with the agreements with the Environmental Protection Agency (“EPA”) and others (see Note 16 — EPA Settlement), TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects [with preference for projects in the TVA watershed]; and $10 million in civil penalties).  The TVA Board determined that these costs would be collected in customer rates in the future and, accordingly, the amounts were deferred as a regulatory asset.  During the three months ended June 30, 2011, the civil penalties of $10 million were expensed, and they were subsequently paid in July 2011.  The remaining amounts will be charged to expense and recovered in rates over future periods as payments are made.

7.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant (“Kingston”) failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the physical cleanup work (final removal) will be completed in the last quarter of 2014.  A final assessment, a completion report, and approval by Tennessee and EPA is expected to occur by the second quarter of 2015.  Surveillance and monitoring of the site will continue, but this work is beyond the scope of the cleanup project.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s balance sheets.  Amounts spent since the event through June 30, 2011, totaled $714 million.   The remaining estimated liability at June 30, 2011, was $411 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment & Conservation (“TDEC”) order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), outcomes of lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or cost of remediating any ash which is comingled with radioactive material from non-TVA operations, to the extent it would have to be managed as low-level radioactive waste.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs is also not included in the estimate as it is included in the non-nuclear asset retirement obligation (“ARO”) liability.

Insurance

 TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  Through June 30, 2011, TVA received proceeds of $40 million.  TVA continues to provide information about the nature and extent of TVA’s claims under the policies to some of the excess liability insurance companies.  It is unclear at this time whether the parties will be able to resolve the outstanding claims without resorting to the policies’ dispute resolution procedures.  Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements.  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At June 30, 2011	At September 30, 2010

Swaption liability	$629	$804
EPA settlement liabilities	350	—
Interest rate swap liabilities	259	371
Coal contract derivative liabilities	143	2
Commodity swap derivative liabilities	71	118
Currency swap liabilities	44	81
Other long-term liabilities	202	150

Total other long-term liabilities	$1,698	$1,526

9.  Asset Retirement Obligations

During the nine months ended June 30, 2011, TVA’s total ARO liability increased $145 million.  The increase was comprised of $39 million of new revisions in the cost estimates related to TVA’s nuclear AROs and $118 million of ARO accretion.  This increase was partially offset by ash area settlement projects that were conducted during the first nine months of 2011.  The nuclear and non-nuclear accretion were deferred as regulatory assets.  During the nine months ended June 30, 2011, $36 million of the related regulatory assets were amortized into expense since this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability Nine Months Ended June 30, 2011
	Nuclear	Non-nuclear	Total

Balance at beginning of period	$1,940	$1,023	$2,963

Settlements (ash storage areas)	—	(12)	(12)
Accretion (recorded as regulatory asset)	82	36	118
Change in nuclear estimate	39	—	39

Balance at end of period	$2,061	$1,047	$3,108

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30 billion outstanding at any time.  Debt outstanding at June 30, 2011, and September 30, 2010, including the effect of translations related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At June 30, 2011	At September 30, 2010

Current debt
Short-term debt, net	$—	$27
Current maturities of long-term debt	1,523	1,008
Total current debt	1,523	1,035

Long-term debt
Long-term debt	22,673	22,605
Unamortized discount	(235)	(216)
Total long-term debt, net	22,438	22,389
Total outstanding debt	$23,961	$23,424

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2010, to June 30, 2011.

	Date	Amount	Interest Rate
Issuances:
2011 Series A	February 2011	$ 1,500	3.88%

electronotes®(1)	Three months ended March 31, 2011	40	4.25%

	Three months ended June 30, 2011	42	4.33%

Total		$ 1,582
Redemptions/Maturities:
2009 Series A	November 2010	$ 2	2.25%
2009 Series B	December 2010	1	3.77%
2001 Series A	January 2011	1,000	5.63%
2009 Series A	May 2011	2	2.25%
2009 Series B	June 2011	1	3.77%

electronotes®(2)	Three months ended December 31, 2010	2	3.62%

	Three months ended March 31, 2011	10	5.47%

	Three months ended June 30, 2011	2	3.12%

Total		$ 1,020

Note
(1)  The electronotes® interest rate is the weighted average of the interest rates of the notes issued during that period.
(2)  The electronotes® interest rate is the weighted average of the interest rates of the notes redeemed during that period.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at June 30, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  Both the $0.5 billion and one of the $1.0 billion credit facilities mature on January 14, 2014, and the other $1.0 billion credit facility matures on May 11, 2014.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At June 30, 2011, and September 30, 2010, there were $224 million and $411 million, respectively, of letters of credit outstanding under the facilities in place at those times, and there were no borrowings outstanding.

11.  Seven States Power Corporation Obligation

           Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase from TVA an undivided 90-percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States’s interest in the facility.  TVA will buy back the Seven States interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire the Seven States interest in the facility and the related assets.  As of June 30, 2011, and September 30, 2010, the carrying amount of the obligation was approximately $401 million and $413 million, respectively.

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

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended June 30		Amount of Mark-to-Market Gain (Loss) Recognized in OCI Nine Months Ended June 30
			2011	2010	2011	2010

Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$ (12)	$ (76)	$ 51	$ (55)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended June 30 (1)		Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Nine Months Ended June 30 (1)
	2011	2010	2011	2010

Currency swaps	$ (1)	$ 14	$ (21)	$ 63
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended June 30 (1)		Amount of Gain (Loss) Recognized in Income on Derivatives Nine Months Ended June 30 (1)
			2011	2010	2011	2010
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.(2)	—	—	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense when the related commodity is used in production.	—	—	—	—

Commodity derivatives under financial trading program	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense when the related commodity is used in production.	(29)	(26)	(106)	(98)

Note
(1)   All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2011 and 2010.
(2)  Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps.  However, in February 2011 and September 2010 TVA issued long-term Bonds in anticipation of the maturity of other long-term debt, and used the proceeds to pay down discount notes, which caused the balance of discount notes outstanding at June 30, 2011, to remain below the notional amount of the interest rate swaps. There is no impact on the statements of operations due to the use of regulatory accounting for these items.

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At June 30, 2011		At September 30, 2010

Derivatives that Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$ (29)	Other long-term liabilities	$ (42)	Other long-term liabilities
£250 million Sterling	14	Other long-term assets	(5)	Other long-term liabilities
£150 million Sterling	(15)	Other long-term liabilities	(34)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:

	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$ (629)	Other long-term liabilities	$ (804)	Other long-term liabilities
Interest rate swaps:
$476 million notional	(247)	Other long-term liabilities	(356)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(15)	Other long-term liabilities
Commodity contract derivatives	124	Other long-term assets $252; Other current assets $131; Other long-term liabilities ($143); Accounts payable and accrued liabilities ($116)	103	Other long-term assets $103; Other current assets $49; Other long-term liabilities ($2); Accounts payable and accrued liabilities ($47)

Derivatives under financial trading program:
Margin cash account(1)	33	Other current assets	12	Other current assets
Derivatives under financial trading program(2)	(142)	Current regulatory liabilities $16; Regulatory liabilities $9; Current regulatory assets ($88); Regulatory assets ($79)	(254)	Current regulatory liabilities $6; Regulatory liabilities $3; Current regulatory assets ($136); Regulatory assets ($127)

Note
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the financial trading program.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under financial trading program table.
(2)  The June 30, 2011, and September 30, 2010, balances in Derivatives under financial trading program show all open derivative positions in the financial trading program.  TVA previously included both open derivative positions and closed derivative gains and losses in this amount.  TVA changed the presentation at June 30, 2011, to be consistent with the other derivatives in this table, which only show open positions, and revised the September 30, 2010 balances accordingly.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2011:

Currency Swaps Outstanding At June 30, 2011
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
2003	£150 million	2043	4.96%
2001	£250 million	2032	6.59%
1999	£200 million	2021	5.81%

When the dollar strengthens against the British pound sterling, the transaction gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens against the British pound sterling, the transaction loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in Accumulated other comprehensive loss.  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense.

Derivatives Not Receiving Hedge Accounting Treatment

Swaption and Interest Rate Swaps. Prior to 2006, TVA entered into four swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA has monetized.  Subsequently, the counterparties to three of the swaptions exercised their rights to enter into interest rate swaps with TVA.

TVA uses regulatory accounting treatment to defer the mark-to-market gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA’s balance sheets with realized gains or losses, if any, recorded on TVA’s statements of operations.  There were no realized gains or losses for the nine months ended June 30, 2011 and 2010.

For the three and nine months ended June 30, 2011, the changes in market value resulted in deferred unrealized gains (losses) on the value of the interest rate swaps and swaption of $(93) million and $287 million, respectively.  All net deferred unrealized gains and losses are reclassified as regulatory assets or liabilities on the balance sheet.

Commodity Derivatives. TVA enters into certain derivative contracts for coal, natural gas, and electricity that require physical delivery of the contracted quantity of the commodity.  TVA expects to take or make delivery, as appropriate, under the electricity contract derivatives.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.

TVA marks to market all of its natural gas derivative contracts that require physical delivery.  The total market value of these natural gas derivative contracts at June 30, 2011, and September 30, 2010, was less than $1 million.  At June 30, 2011, these natural gas derivative contracts had terms of up to four months.

During the three months ended December 31, 2010, TVA determined that certain quantities under the coal contract derivatives were no longer probable of physical delivery; therefore, these contracts were no longer eligible for normal purchases and normal sales accounting.  Accordingly, TVA began marking all of its coal contract derivatives to market as of December 31, 2010.  At June 30, 2011, and September 30, 2010, TVA’s coal contract derivatives had net market values of $123 million and $103 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At June 30, 2011, TVA’s coal contract derivatives had terms of up to six years.

Commodity Contract Derivatives
	At June 30, 2011			At September 30, 2010
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)

Coal Contract Derivatives	41	74 million tons	$ 123	11	27 million tons	$ 103

Natural Gas Contract Derivatives	15	24 million mmBtu	$ 1	3	1 million mmBtu	$ —

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

At June 30, 2011, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, coal, and power.  Futures contracts and option contracts under the FTP had remaining terms of one year or less.  Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program

	At June 30, 2011		At September 30, 2010

	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)

Natural gas (in mmBtu)
Futures contracts	2,550,000	$(6)	7,920,000	$(21)
Swap contracts	171,915,000	(159)	137,110,000	(241)
Option contracts	1,250,000	(1)	5,250,000	(2)
Natural gas financial positions	175,715,000	$(166)	150,280,000	$(264)

Fuel oil/crude oil (in barrels)
Futures contracts	-	$-	125,000	$2
Swap contracts	1,495,000	22	1,711,000	8
Option contracts	180,000	-	495,000	-
Fuel oil/crude oil financial positions	1,675,000	$22	2,331,000	$10

Coal (in tons)
Futures contracts	-	$-	-	$-
Swap contracts	120,000	2	480,000	-
Option contracts	-	-	-	-
Coal financial positions	120,000	$2	480,000	$-

Power (in MWh)
Swap contracts	16,800	$-	-	$-
Power financial positions	16,800	$-	-	$-

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(14) million at June 30, 2011, and $(15) million at September 30, 2010.  The deferred unrealized losses related to natural gas hedges were $(166) million at June 30, 2011, and $(264) million at September 30, 2010.  For the nine months ended June 30, 2011 and 2010, TVA recognized realized losses on natural gas hedges of $(121) million and $(110) million, respectively, which were recorded as increases to Fuel expense.  The deferred unrealized gains related to fuel oil/crude oil hedges were $22 million at June 30, 2011, and $10 million at September 30, 2010.  For the nine months ended June 30, 2011 and 2010, TVA recognized realized gains on fuel oil/crude oil hedges of $17 million and $12 million, respectively, which were recorded as decreases to Fuel expense.  The deferred unrealized gain related to coal hedges was $2 million at June 30, 2011.  For the nine months ended June 30, 2011, TVA recognized realized gains on coal hedges of less than $1 million, which was recorded as a decrease to Fuel expense.  There were no deferred unrealized gains or losses related to coal hedges at June 30, 2010.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust (“NDT”), the Asset Retirement Trust (“ART”), and the Supplemental Executive Retirement Plan (“SERP”).  All securities in the trusts are classified as trading.  See Note 13 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  As of June 30, 2011, and September 30, 2010, the fair value of derivative instruments in these trusts was not material to TVA’s financial statements.

Collateral.  TVA’s interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  As of June 30, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $932 million.  TVA’s collateral obligation as of June 30, 2011, under these arrangements was $224 million, for which TVA had posted $224 million under a letter of credit.  These letter of credit postings reduce the available balance under the related credit facility.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poors (“S&P”) or Moody’s Investor Service (“Moody’s”) downgrades TVA’s credit rating to AA or Aa2, respectively, TVA would be required to post an additional $175 million of collateral in excess of its June 30, 2011, obligation; and

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

Credit of Customers.  The majority of TVA’s counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  Power sales to TVA’s largest industrial customer directly served represented five percent of TVA’s total operating revenues for the nine months ended June 30, 2011.  This customer’s senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody’s.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. TVA had concentrations of accounts receivable from four customers that represented 31 percent of total outstanding accounts receivable at June 30, 2011.  TVA had concentrations of accounts receivable from five customers that represented 36 percent of total outstanding accounts receivable at September 30, 2010.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  As of June 30, 2011, the swaption and all of TVA’s currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was A2 or higher.  As of June 30, 2011, all of TVA’s coal contract derivatives were with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was Caa1 or higher.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 23 different suppliers at June 30, 2011.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

 TVA has a power purchase agreement with a supplier of electricity for 440 megawatts (“MW”) of summer net capability from a lignite-fired generating plant that expires on March 31, 2032.  The supplier’s senior secured credit ratings are currently B+ by S&P and B2 by Moody’s.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.  Additionally, the senior unsecured credit ratings of TVA’s largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently CCC- by S&P and Caa2 by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in Regulatory assets, Regulatory liabilities, or Accumulated other comprehensive loss on TVA’s Balance Sheet as of June 30, 2011, and Statements of Changes in Proprietary Capital for the three and nine months ended June 30, 2011.  Except for gains and losses on SERP assets, there has been no impact to the Statements of Operations for the three and nine months ended June 30, 2011, or the Statements of Cash Flows for the nine months ended June 30, 2011, related to these fair value measurements.

Investments

At June 30, 2011, TVA’s investment funds were composed of $1.3 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  Trading securities are held in the NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of TVA’s nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers.  Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trust (“REIT”) securities, cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations.  Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations.  These measurements are based on market and income approaches with observable market inputs.

Private partnership investments may include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations.  Investments in private partnerships generally involve a three- to four-year period where the investor contributes capital. This is followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, a 10-year or longer investment commitment.  The NDT had unfunded commitments related to private partnerships of $82 million at June 30, 2011.  These investments have no redemption or limited redemption options and may also restrict the NDT’s ability to liquidate its investment interest.  The private partnerships and other similar alternative investments are reported at fair value which is derived by independent appraisals or judgment of the general partners of each such investment. The inputs used in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments of comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows of the limited partnerships. The fair value of these investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized from the private partnership investments. TVA classifies its interest in these types of investment as Level 3 within the fair value hierarchy.

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

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost.  The SERP had unrealized gains (losses) of less than $(1) million and $4 million for the three and nine months ended June 30, 2011, respectively, compared with unrealized gains (losses) of $(2) million and $1 million for the three and nine months ended June 30, 2010, respectively.  The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized (losses) of $(8) million and $(61) million for the three months ended June 30, 2011 and 2010, respectively, and the ART had an unrealized (loss) of $(1) million for the three months ended June 30, 2011, compared to an unrealized gain of less than $1 million for the three months ended June 30, 2010.

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

Commodity Contract and Commodity Derivatives

Commodity Contract Derivatives. These contracts are classified as Level 3 valuations and are valued based on income approaches.  TVA develops an overall coal price forecast using widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates.  To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from overall coal price forecasts, contract-specific terms, and other market inputs.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a Credit Valuation Adjustment (“CVA”).  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2010) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.  The application of CVAs resulted in a $77 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at June 30, 2011.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2011, and September 30, 2010.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements
	At June 30, 2011
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Description

Currency swaps	$—	$14	$—	$—	$14
Investments
Equity securities	106	—	—	—	106
Debt securities
U.S. government corporations and agencies	110	39	—	—	149
Corporate debt securities	—	240	—	—	240
Residential mortgage-backed securities	—	19	—	—	19
Commercial mortgage-backed securities	—	4	—	—	4
Collateralized debt obligations	—	5	—	—	5
Private partnerships	—	—	18	—	18
Commingled funds(2)
Equity security commingled funds	—	451	—	—	451
Debt security commingled funds	—	224	—	—	224
Other commingled funds	—	38	—	—	38
Total investments	216	1,020	18	—	1,254
Commodity contract derivatives	—	—	383	—	383
Commodity derivatives under FTP
Futures contracts	—	—	—	—	—
Swap contracts	—	34	—	(9)	25
Option contracts	—	—	—	—	—
Total commodity derivatives under FTP	—	34	—	(9)	25
Total	$216	$1,068	$401	$(9)	$1,676

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total
Liabilities Description

Currency swaps	$—	$44	$—	$—	$44
Interest rate swaps	—	259	—	—	259
Swaption	—	—	629	—	629
Commodity contract derivatives	—	—	259	—	259
Commodity derivatives under FTP
Futures contracts	6	—	—	—	6
Swap contracts	—	169	—	(9)	160
Option contracts	1	—	—	—	1
Total commodity derivatives under FTP	7	169	—	(9)	167
Total	$7	$472	$888	$(9)	$1,358

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

Fair Value Measurements

	At September 30, 2010
Assets
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting (1)	Total

Investments
Equity securities	$96	$-	$-	$-	$96
Debt securities
U.S. government corporations and agencies	136	57	-	-	193
Corporate debt securities	-	193	-	-	193
Residential mortgage-backed securities	-	22	-	-	22
Commercial mortgage-backed securities	-	2	-	-	2
Collateralized debt obligations	-	3	-	-	3
Private partnerships	-	-	13	-	13
Commingled funds (2)
Equity security commingled funds	-	340	-	-	340
Debt security commingled funds	-	209	-	-	209
Foreign currency commingled funds	-	12	-	-	12
Other commingled funds	-	45	-	-	45
Total investments	232	883	13	-	1,128
Commodity contract derivatives	-	-	152	-	152
Commodity derivatives under FTP
Futures contracts	2	-	-	-	2
Swap contracts	-	9	-	(1)	8
Total commodity derivatives under FTP	2	9	-	(1)	10
Total	$234	$892	$165	$(1)	$1,290

Liabilities
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting (1)	Total

Currency swaps	$-	$81	$-	$-	$81
Interest rate swaps	-	371	-	-	371
Swaption	-	-	804	-	804
Commodity contract derivatives	-	-	49	-	49
Commodity derivatives under FTP
Futures contracts	21	-	-	-	21
Swap contracts	15	227	-	(1)	241
Option contracts	2	-	-	-	2
Total commodity derivatives under FTP	38	227	-	(1)	264
Total	$38	$679	$853	$(1)	$1,569

Note
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption

Balances at the beginning of the period	$14	$73	$(554)	$13	$103	$(804)
Purchases	4	—	—	13	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	(7)	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	51	(75)	(1)	21	175
Balances at June 30, 2011	$18	$124	$(629)	$18	$124	$(629)

	Three Months Ended June 30, 2010			Nine Months Ended June 30, 2010
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption

Balances at the beginning of the period	$—	$—	$(448)	$—	$7	$(592)
Purchases	2	—	—	2	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Total gains or losses (realized or unrealized):
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	13	(226)	—	6	(82)
Balances at June 30, 2010	$2	$13	$(674)	$2	$13	$(674)

           There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and nine months ended June 30, 2011.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 6.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at June 30, 2011, and September 30, 2010, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at June 30, 2011, and September 30, 2010, were as follows:

Estimated Values of Financial Instruments
	At June 30, 2011		At September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Loans and other long-term receivables, net	$75	$69	$68	$60

Long-term debt (including current portion), net	23,961	26,208	23,397	27,193

Because of the short-term maturity of cash and cash equivalents, restricted cash and investments, and short-term debt, the carrying amounts of these instruments approximate their fair values.

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the three months ended June 30		For the nine months ended June 30
	2011	2010	2011	2010

External services	$2	$3	$13	$9
Interest income	2	1	6	4
Gains (losses) on investments	—	(2)	4	1
Miscellaneous	—	4	2	6

Total other income (expense), net	$4	$6	$25	$20

15.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan and a qualified defined contribution plan that cover eligible employees, two unfunded post-retirement plans that provide for non-vested contributions toward the cost of certain eligible retirees’ medical coverage, other postemployment benefits such as workers’ compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2011 and 2010 were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$30	$24	$4	$3	$90	$74	$10	$9
Interest cost	126	128	8	10	377	384	24	28
Expected return on plan assets	(122)	(140)	—	—	(366)	(404)	—	—
Amortization of prior service cost	(6)	(6)	(2)	1	(18)	(18)	(5)	4
Recognized net actuarial loss	71	41	5	4	212	143	16	13
Net periodic benefit cost as actuarially determined	99	47	15	18	295	179	45	54
Amount charged (capitalized) due to actions of regulator	3	24	—	—	9	38	—	—
Total net periodic benefit cost recognized	$102	$71	$15	$18	$304	$217	$45	$54

During the nine months ended June 30, 2011, TVA did not make contributions to its pension plan.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis.  TVA provided approximately $30 million and $27 million for other benefit costs during the nine months ended June 30, 2011 and 2010, respectively.  Net amounts capitalized due to regulatory actions include amounts that have been deemed probable of recovery in future rates.

16.  Legal Proceedings

General

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  TVA had accrued approximately $385 million of potential losses with respect to Legal Proceedings as of June 30, 2011.   Of this amount, $350 million is included in Other long-term liabilities and $35 million is included in Accounts payable and accrued liabilities.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

EPA Settlement

On April 14, 2011, TVA entered into two agreements that generally absolve TVA from any liability under the New Source Review (“NSR”) requirements of the Clean Air Act (“CAA”) for maintenance, repair, and component replacement projects at TVA’s coal-fired units.  The first agreement is a Federal Facilities Compliance Agreement with EPA.  The second agreement is a consent decree with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (the “Consent Decree”).  The two agreements (collectively, “the Environmental Agreements”) are substantially the same and are parts of a collective undertaking and are described below.

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

•
EPA generally will not enforce NSR requirements for new plant maintenance, repair, and component replacement projects against TVA until 2019.  Possible claims for NSR violations involving increases in GHG and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen Fossil Plant, Bull Run Fossil Plant (“Bull Run”), Kingston, and Gallatin Fossil Plant and Unit 5 at TVA’s Colbert Fossil Plant.

•
TVA commits to retiring on a phased schedule two units at the John Sevier Fossil Plant (“John Sevier”), the six small units at the Widows Creek Fossil Plant (“Widows Creek”), and 10 units at the Johnsonville Fossil Plant (“Johnsonville”).  This is a total of approximately 2,700 MW (nameplate capacity) or 2,200 MW (summer net dependable capability).  The majority of these retirement costs have been previously included in the ARO liability.  Further, the depreciation expense related to these facilities was changed beginning in April 2011 in order to depreciate the assets over their remaining useful lives.

•
Of the remaining 5,600 MW (nameplate capacity) or 4,500 MW (summer net dependable capability) coal-fired fleet capacity that is not already fully equipped with advanced sulfur dioxide (“SO2”) or nitrogen oxides (“NOx”) controls, TVA must decide whether to control, convert, or retire 4,300 MW (nameplate capacity) or 3,500 MW (summer net dependable capability) on a unit by unit schedule which can extend until 2019.

•	Annual, declining emission caps are set for SO2 and NOx.

•
TVA, with EPA approval, will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects by June 2016.  This amount is included on the June 30, 2011 Balance Sheet as a regulatory asset.

•
TVA will provide Alabama, Kentucky, North Carolina, and Tennessee a total of $60 million in annual installments beginning in 2011 through 2016 to fund environmental projects, giving a preference for projects in the TVA watershed or service area.  This amount is included on the June 30, 2011 Balance Sheet as a regulatory asset.

•	The civil penalties of $10 million were expensed during the period ended June 30, 2011, and subsequently paid in July 2011. The civil penalty was divided among EPA, Alabama, Kentucky, and Tennessee.

The $290 million and the $60 million detailed above are included in Other long-term liabilities on the June 30, 2011 Balance Sheet.  In conjunction with the approval of the agreements, the TVA Board determined that it was appropriate to record the amounts detailed above as regulatory assets. Therefore, the amounts will be recovered in future periods.

The agreement with EPA was noticed in the Federal Register, and the public comment period expired with no changes made to the agreement.  That agreement became effective on June 13, 2011.  The United States District Court for the Eastern District of Tennessee (“Eastern District of Tennessee”) entered the Consent Decree on June 30, 2011.  In connection with the agreement and the entry of the Consent Decree, the following legal and administrative clean air proceedings discussed below are expected to be terminated or narrowed in scope:

•	The Proceeding Involving the John Sevier CAA Permit, and
•	The Proceeding Involving the Shawnee Fossil Plant (“Shawnee”) CAA Permit.

Additionally, the following legal and administrative clean air proceedings have already been terminated in connection with the agreement and the Consent Decree:

•	The Case Involving Alleged Violations of New Source Review Regulations at Bull Run,
•	The Case Brought by North Carolina Alleging Public Nuisance, and
•	The Proceeding Involving the Paradise Fossil Plant (“Paradise”) CAA Permit.

Demand and sales projections for the TVA system are expected to require that TVA replace the retired capacity over time.  The cost of this is uncertain and depends on demand and the energy resources chosen for this replacement capacity.  TVA anticipates meeting this need with a mix of generating assets and investments in energy efficiency and demand reduction programs so as to minimize the total costs of replacing the generation lost as a result of retiring these units.

Litigation

Legal Proceedings Related to the Kingston Ash Spill.  Sixty-one lawsuits based on the Kingston ash spill have been filed in the Eastern District of Tennessee.  Eight of those actions have been voluntarily dismissed.  The lawsuits, filed by residents, businesses, and property owners in the Kingston area, allege various causes of action in tort – including nuisance, strict liability, personal injury, and property damage – as well as inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  The lawsuits seeking class certification have been voluntarily consolidated so there is now only one complaint, Chesney, seeking class certification.  The court has denied the request for class certification.  TVA is the sole defendant in all actions, since the two non-TVA defendants in Chesney have been dismissed from the lawsuit.  On March 26, 2010, the court issued a decision finding (1) the discretionary function doctrine is applicable to TVA’s ash pond design decisions and its spill response activities, (2) plaintiffs cannot recover punitive damages against TVA, and (3) plaintiffs have no right to a jury trial against TVA.  The court denied TVA’s motions with regard to plaintiffs’ tort claims concerning TVA's maintenance and upkeep of the ash pond, along with the inverse condemnation claims raised by certain plaintiffs.  The court has scheduled the seven earliest-filed cases for trial beginning on September 13, 2011, and the remaining cases for trial beginning November 1, 2011.

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

On March 24, 2011, the court issued a decision which granted TVA’s motion for summary judgment on any claim related to activities the court had previously ruled as being protected by the discretionary function doctrine (ash pond design and spill response activities).  The court denied TVA’s motion with regard to any alleged failures to adequately inform or train personnel in applicable policies or procedures or negligent maintenance.  The court also held that while TVA’s design and construction decisions concerning the ash pond were protected by the discretionary function doctrine, the court would not grant summary judgment on claims related to alleged negligence in carrying out such design and construction decisions.

On April 19, 2011, plaintiffs in one of the lawsuits requested permission from the court to file an amended complaint which asserts only claims based on alleged property damage, including nuisance and trespass.  The court allowed the amended complaint and the case with regard to these plaintiffs will proceed on the property damage claims and not on any personal injury or related claims, including requests for medical monitoring.

On August 2, 2011, the court granted summary judgment in favor of TVA on plaintiffs’ personal injury, emotional distress, and inverse condemnation claims.  The court denied summary judgment on the trespass, nuisance, and property injury claims, and the litigation now will proceed to the scheduled bench trial on those claims.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.  In addition, TVA has received substantial other claims from individuals and companies allegedly affected by the ash spill and may receive additional claims.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  On June 14, 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $6 million of the obligation and may also be credited up to $2 million for performing environmental projects approved by TDEC.  The remaining obligation will be paid in installments through July 2012.  On January 24, 2011, TVA entered into a memorandum of agreement with the TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established.   TVA is also required to reimburse TDEC and the Fish and Wildlife Service for their costs.

Case Brought by North Carolina Alleging Public Nuisance.  On January 30, 2006, North Carolina filed suit against TVA in the United States District Court for the Western District of North Carolina, alleging that TVA’s operation of its coal-fired power plants in Tennessee, Alabama, and Kentucky constitutes a public nuisance.  On January 13, 2009, the court held that emissions from Bull Run, Kingston, and John Sevier, located in Tennessee, and Widows Creek, located in Alabama, constitute a public nuisance.

The court issued an order that required TVA to operate existing flue gas scrubbers and selective catalytic reduction systems (“SCRs”) at the units that have them, add scrubbers and SCRs by certain dates at the units that do not have them, and meet specified emission rates and annual tonnage caps for NOx and SO2 after the applicable operation dates for the scrubbers.

TVA appealed the decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), which on July 26, 2010, reversed the holding of the district court and directed the district court to dismiss the action against TVA.  In its decision, the Fourth Circuit held that (1) state laws, including nuisance laws, could not be used to bypass the regulatory structure established by Congress and EPA for controlling emissions; (2) the district court improperly applied North Carolina law to power plants located in Alabama and Tennessee; and (3) the plant operations in Alabama and Tennessee could not be considered nuisances because both states had specifically approved these operations.  North Carolina requested an en banc rehearing, but the Fourth Circuit denied this request on September 21, 2010.  The district court dismissed the case with prejudice on October 1, 2010.  North Carolina filed a petition for review of the Fourth Circuit’s decision with the U.S. Supreme Court on February 2, 2011.  On July 22, 2011, the U.S. Supreme Court granted the parties joint motion to withdraw the petition for review, ending this case.  See EPA Settlement.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the Eastern District of Tennessee, alleging that TVA did not comply with the NSR requirements of the Clean Air Act when TVA repaired Bull Run.  On March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run fell under the exception for “routine maintenance repair and replacement” and therefore did not require NSR permits.  The plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). On July 6, 2011, the Sixth Circuit granted the parties’ joint motion to dismiss this case.  See EPA Settlement.

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

On September 21, 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.   They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint on December 27, 2010.  A briefing schedule has been issued and final dispositive motions are due in 2012.

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

On May 27, 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit against the same and additional defendants, again alleging that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina' s increased destructive force.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that carbon dioxide (“CO2”) emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision and remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit, which petition was denied on March 5, 2010.  On December 6, 2010, the U.S. Supreme Court granted a petition requesting that the Supreme Court review the Second Circuit’s decision.  The U.S. Solicitor General filed a brief on behalf of TVA on January 31, 2011.  Oral arguments were held on April 19, 2011.  On June 16, 2011, the Supreme Court issued a decision reversing the Second Circuit’s ruling, and holding that any federal common law cause of action was displaced by the CAA and its implementing regulations.  The Supreme Court did not address the plaintiffs’ state law claims, but instead remanded the case to the Second Circuit for consideration of these claims.

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission (“NRC”) issued an order reinstating the construction permits for Bellefonte Units 1 and 2 and returning the Bellefonte construction permits to a terminated status.  (They are currently in deferred status.)  On March 30, 2009, Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging NRC’s authority to reinstate the construction permits and alleging that NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  TVA was permitted to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging NRC’s compliance with NEPA and NRC’s authority to reinstate the construction permits.  TVA was granted intervenor status in this case as well, and requested that the court dismiss this second petition.  On July 26, 2010, the D.C. Circuit consolidated the two BREDL petitions and continued the stay of the case pending the conclusion of an administrative proceeding concerning the same issues.  The administrative proceeding, in which BREDL challenged the reinstatement of the construction permits before an NRC Atomic Safety and Licensing Board (“ASLB”), was completed on September 29, 2010, with the dismissal of all contentions.  Upon completion of the administrative proceeding, the D.C. Circuit on November 5, 2010, issued an order returning the two cases to the court’s active docket.  Final briefs have been submitted, and oral arguments have been scheduled to take place on October 20, 2011.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its Combined Construction and Operating License Application for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to NRC in October 2007.  On June 6, 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted to NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s Combined Construction and Operating License Application.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  No hearing will take place until NRC issues a final Environmental Impact Statement and final Safety Evaluation Report for the units.  On September 29, 2010, TVA notified NRC that the recently completed Final Supplemental Environmental Impact Statement had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, with the exception of the ongoing review of hydrology-related portions of the application, TVA requested that NRC defer review of the Bellefonte Units 3 and 4 Combined Construction and Operating License Application pending a final decision of the TVA Board regarding new generation capacity at the Bellefonte site.  On April 21, 2011, the ASLB requested that TVA provide the ASLB with a status report that describes in as much detail as practicable TVA’s plans for reaching a decision regarding how TVA expects to proceed with the licensing of Bellefonte.  TVA provided a status report to the ASLB on May 6, 2011, indicating that while TVA intends to continue the ongoing licensing efforts for Bellefonte, a decision by the TVA Board had been delayed pending consideration of the impacts of the events at the Fukushima Daiichi facility in Japan.  TVA committed to inform the ASLB of any subsequent decision in this regard as soon as practicable.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Nuclear Plant (“Watts Bar”) Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  On March 26, 2010, NRC affirmed the ASLB’s decision denying the other petitioners the opportunity to participate.  After providing additional information to NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA’s motion to dismiss the contention.  SACE also asked the ASLB to waive NRC’s longstanding regulations establishing that, for the purposes of the NEPA, the need for power and alternative energy source issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to NRC for consideration.  SACE subsequently filed a petition for interlocutory review of this decision with NRC, which NRC denied on November 30, 2010.  Regarding the sole remaining contention which raises concerns about the aquatic impacts of two-unit operation, several additional reports have been provided to NRC providing up to date information to address this contention.  These reports include a mussel survey and entrainment report, both issued on March 24, 2011, and an impingement report issued on March 29, 2011.  A supplement to the impingement report was submitted on April 28, 2011.  A hearing on the remaining contention is expected to take place in the latter part of 2012.

John Sevier Fossil Plant Clean Air Act Permit.  On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier.  Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for SO2 and NOx.  The CAA permit, issued by the TDEC, remains in effect pending the disposition of EPA’s petition.  See EPA Settlement.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity, Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with EPA raising objections to the conditions of TVA’s current CAA permit at Paradise.  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, EPA agreed that the permit failed to include a proper PSD analysis for NOx emission increases as a result of physical changes made to the plant’s three main boilers in the 1984-1986 period, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”).  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  On January 9, 2010, the Sierra Club petitioned EPA to object to the operating permit, alleging that KDAQ had failed to properly take into account the PSD requirements for the physical changes made in 1986.  On May 21, 2010, the Sierra Club filed a lawsuit seeking to compel EPA to act on the petition.  To resolve this lawsuit, EPA entered into a consent decree with the Sierra Club under which EPA agreed to respond to the petition.  On May 2, 2011, EPA denied the petition, citing the Environmental Agreements.  See EPA Settlement.

Shawnee Fossil Plant Clean Air Act Permit.  On December 16, 2010, the Environmental Integrity Project and the Southern Alliance for Clean Energy filed a petition with EPA requesting that the EPA Administrator object to the proposed CAA renewal permit issued to TVA for operations at Shawnee.  Among other things, the petitioners allege that repair, maintenance, or replacement undertaken at Shawnee Units 1 and 4 in the 1989-90 period triggered the PSD requirements for SO2 and NOx.  The current permit remains in effect pending KDAQ’s finalization of the renewal permit.  See EPA Settlement.

Notice of Violation at Widows Creek Unit 7.  On July 16, 2007, TVA received a Notice of Violation (“NOV”) from EPA alleging, among other violations, that TVA failed to properly maintain ductwork at Widows Creek Unit 7.  TVA repaired the ductwork in 2005.  On March 5, 2008, TVA and Alabama entered into an agreed order in which TVA agreed to pay the state $100 thousand.  On March 15, 2011, TVA and EPA entered into an agreed order which resolves this matter, and under which TVA paid $450 thousand and retired 1,000 SO2 and NOx allowances.

Kingston NPDES Permit Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System (“NPDES”) permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Water Quality Control Board (“TWQCB”).  This is the second such challenge nationally.  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic discharges, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC’s decision to issue the permit.  The matter was set for a hearing before the TWQCB in February 2011 but has since been stayed by agreement of the parties.  The other similar challenge involves an Allegheny Power NPDES permit for its scrubber discharge at a Pennsylvania plant.

Bull Run NDPES Permit Appeal. The SACE and the Tennessee Clean Water Network (“TCWN”) filed a challenge to the NPDES permit for Bull Run on November 1, 2010.  TDEC is the defendant in the challenge and TVA’s petition to intervene to support TDEC’s decision to issue the permit was granted on January 12, 2011.  The matter is expected to go to a hearing before the TWQCB in the spring of 2012.

Johnsonville Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for Johnsonville on or about March 10, 2011.  TDEC is the defendant in the challenge.  TVA has filed a motion to intervene in this administrative challenge.

John Sevier Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for John Sevier on or about May 31, 2011.  TDEC is the defendant in the challenge.  TVA has filed a motion to intervene in this administrative challenge.

Information Request from EPA.  On April 25, 2008, TVA received a request from EPA under Section 114 of the CAA requesting extensive information about maintenance, repair, and replacement projects at and the operations of 14 of TVA’s coal-fired units.  These 14 units are located in Alabama, Kentucky, and Tennessee.  The Environmental Agreements have resolved most issues related to this information request, excluding claims related to sulfuric acid mist.  See EPA Settlement.

Petitions Resulting from Japanese Nuclear Events

As a result of the events precipitated by the March 11, 2011 earthquake and tsunami at the Japanese nuclear power stations, petitions have been filed with NRC which could impact TVA’s nuclear program.  These petitions include:

•	Petition Seeking Enforcement Action Against Licensees of NRC

Saprodani Associates filed a petition on March 12, 2011, under the 10 CFR 2.206 process requesting that NRC take enforcement action, issue a Notice of Violation, and immediately shutdown all U.S. reactors known to be near an earthquake fault line.  On June 29, 2011, NRC rejected the petition but committed to continue analyzing the events at Fukushima Daiichi and to take any actions deemed appropriate following its analysis.

•	Emergency Petition to Suspend All Pending Reactor Licensing Decisions and Related Rulemaking Decisions Pending Investigation of Lessons Learned From Fukushima Daiichi Nuclear Power Station Accident

Separate but essentially identical petitions have been filed by almost 50 petitioners in 24 ongoing NRC licensing proceedings, including Watts Bar Unit 2 (filed April 14, 2011 by SACE) and Bellefonte Units 3 and 4 (filed April 18, 2011 by BREDL).  Filed under NRC’s general authority to regulate the U.S. nuclear industry, the petitions seek to suspend all licensing decisions and other major licensing activities pending completion of NRC’s Fukushima Task Force investigation and subsequent issuance of any proposed regulatory decisions and/or environmental analyses.

•	Petition to Suspend AP1000 Design Certification Rulemaking Pending Evaluation of Fukushima Accident Implications on Design and Operational Procedures and Request for Expedited Consideration

A petition was filed by 13 petitioners on April 6, 2011, requesting that NRC suspend the AP1000® design certification rulemaking while NRC investigates the Fukushima accident and determines appropriate lessons learned to be incorporated into the design and operational procedures.  The AP1000® is a pressurized water nuclear reactor designed by the Westinghouse Electric Company, LLC, and is the nuclear reactor technology TVA has referenced in its Bellefonte Units 3 and 4 combined license application.  Granting of this petition could potentially impact the licensing proceeding for these units.

•	Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition on April 13, 2011, requesting that NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design.  TVA uses this design at Browns Ferry Units 1, 2, and 3.  The petition requests NRC to take an enforcement action and requests NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry Units 1, 2, and 3, until several milestones have been met.

17.  Subsequent Events

Issuance of Debt

In July 2011, TVA issued $17.4 million of electronotes® with an interest rate of 4.3 percent which mature in 2041 and are callable beginning in 2016.

Credit Rating

On July 13, 2011, a national rating agency placed the sovereign ratings of the United States on review for possible downgrade due to increasing possibility that the government’s statutory debt limit would not be raised on a timely basis, potentially leading to a default on U.S. Treasury debt obligations.  On July 14, 2011, the agency placed TVA’s senior secured and unsecured credit ratings on review for possible downgrade.  On July 14, 2011, another rating agency placed the sovereign ratings of the United States on review for possible downgrade, and on July 15, 2011, placed TVA’s ratings on review for downgrade.  The agencies informed TVA that the actions on TVA were based on the actions on the United States and do not reflect a change in TVA’s financial condition or any TVA-specific event.

        On August 2, 2011, one of the rating agencies confirmed the Aaa rating of the United States and assigned a Negative rating outlook following the government’s action to raise the debt limit and avoid default on the government’s obligations. On August 3, 2011, this same agency confirmed the Aaa senior secured and unsecured ratings of TVA and assigned a Stable rating outlook.

On August 5, 2011, one of the rating agencies lowered its long-term rating on the United States to AA+ from AAA and affirmed the A-1+ short-term rating. This action was based on concerns regarding the fiscal and economic position of the United States. The outlook on the long-term rating is Negative.  The rating agency removed the short- and long-term ratings of the United States from review for possible downgrade.  On August 8, 2011, this same rating agency lowered the long-term rating on TVA to AA+ from AAA and removed the rating on review for possible downgrade.  The outlook on TVA’s rating is Negative.  The action taken on TVA’s rating was based on the application of the rating agency’s government-related entities criteria.

The downgrade of TVA’s rating to AA+ by this one rating agency may increase TVA’s interest expense by increasing the interest rates that TVA pays on debt securities that it issues.  The downgrade requires TVA to post $100 million of additional collateral under certain physical and financial contracts that contain rating triggers.

Impacts of Recent Financial Market Conditions on Investment Portfolios

        Financial markets have experienced significant uncertainty from late July to early August due to the U.S. debt limit debate, indications of expected slower economic growth by the Federal Reserve, and downgrade of U.S. debt to AA+ by a national rating agency.  The volatility has resulted in lower market valuations for many investments.  TVA's and the Retirement System’s investment portfolios contain a variety of diversified investments, including securities directly impacted by these events.  The impact of these events on the TVA Retirement System, the nuclear decommissioning trust, and asset retirement trust investment portfolios is reflected in changes in these portfolio values from June 30, 2011, to August 9, 2011, which are outlined in the following table:

	June 30, 2011(1)	August 9, 2011(2)	Percent Change

Retirement system(3)	$7,069	$6,592	(7%)
Nuclear decommissioning trust	1,071	982	(8%)
Asset retirement trust	156	144	(8%)

Note
(1)  Investment balances at June 30, 2011, are based on final trustee statements and estimates for certain private equity and real estate investments.
(2)  Investment balances at August 9, 2011, are based on preliminary trustee balances and estimates.
(3)  The August 9, 2011 Retirement System balance is net of July 2011 benefit payments of approximately $50 million.

During the period of June 30, 2011, through August 9, 2011, the change in the S&P 500 Stock Index was a decrease of 11 percent.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of Tennessee Valley Authority (“TVA”).  The MD&A should be read in conjunction with the accompanying financial statements and TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Annual Report”).

Executive Overview

TVA’s service area experienced unprecedented weather during a series of storms which came through the area during April 27, 2011, and April 28, 2011, causing significant damage to the TVA power system.  The hardest hit areas were central and northern Mississippi, northern Alabama, and the eastern portion of Tennessee.  Local power distributors also sustained significant damage.  At the end of the storms on April 28, 2011, there were approximately 850,000 distributor-served customers without power, 128 customer delivery points out of service, and more than 90 large transmission lines taken out of service, including 25 of TVA’s 500-kilovolt lines.  All transmission lines were repaired by mid-July 2011.

       TVA’s Browns Ferry Nuclear Plant (“Browns Ferry”), located in northern Alabama, and the switchyard at Browns Ferry sustained only minimal damage from the storms, but damage to the TVA transmission system at offsite locations resulted in the plant being without sufficient external electricity supply.  Emergency backup power systems, including on-site diesel generators, provided power to safely cool down the reactors during the ensuing shutdown.  TVA declared a Notification of Unusual Event (“NOUE”), the lowest of the four levels of nuclear plant emergency classifications, and notified the Nuclear Regulatory Commission (“NRC”).  The NOUE was terminated on May 2, 2011.  All Browns Ferry units returned to full availability status by early June 2011.

Additionally, transmission lines at Widows Creek Fossil Plant (“Widows Creek”), also located in north Alabama, were damaged as a result of this storm system.  The interruption in transmission service resulted in one generating unit at Widows Creek being taken off-line.  The unit returned to availability status on May 9, 2011.

TVA estimates the cost of the events, described above, to be $39 million for structural repairs including capitalized expenditures of $29 million and operating and maintenance expenditures of $10 million.  The cost of power purchased to meet demand while Browns Ferry and other generating units were not connected to the electric grid was $95 million.  The increase in TVA’s fuel rate from May 2011 to July 2011 is due in part to help recover the cost of the replacement power purchased as a result of these storms.

During the three-month period ended June 30, 2011, TVA had a five percent decrease in sales of electricity as compared to the same period of the prior year.  Sales also decreased three percent during the nine-month period ended June 30, 2011, as compared to the same period of the prior year.  The lower demand for electricity by the distributor-served customers was primarily weather driven.  Lower sales to directly served customers during the same three-month and nine-month periods from the prior year periods were attributable to lower demand by TVA’s largest industrial customer, which has been curtailing operations and, to a lesser extent, weather conditions.

TVA had a net loss for the three months ended June 30, 2011, of $240 million as compared to net income of $199 million for the three-month period ended June 30, 2010.  Expenses related to repair of damage caused by storms, higher operating and maintenance expenses related to outages at generating plants, the agreements with the Environmental Protection Agency (“EPA”) and others (described below), and increases in employee benefit expenses all contributed to lower net income for the quarter ended June 30, 2011, as compared to the same period of 2010.  In addition, fuel and purchased power costs increased and because of the timing of the total fuel rate adjustments, were only partially recovered in fuel-related revenue during the three-month period.  TVA had a net loss for the nine months ended June 30, 2011, of $35 million as compared to net income of $779 million for the nine months ended June 30, 2010.  Primary drivers for the decline in net income between the nine-month periods were essentially the same as for the three-month periods.

Challenges and Key Initiatives

Rate Change

In April 2011, TVA implemented a new wholesale rate structure, which includes seasonal and time of use rates.  This change in structure will not materially impact TVA’s annual revenue recovery but will more closely align TVA’s revenues with its costs.  There will, however, be some seasonal structural changes that may impact the timing of the revenue between seasons.

The power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the wholesale rates established by the TVA Board of Directors (“TVA Board”).  These contracts include a monthly adjustment to reflect the total costs of fuel commodity and other fuel-related costs, variable purchased power, and emission costs.

Major changes by the TVA Board related to the rates are:

•	Conversion of the fuel cost adjustment (“FCA”) formula from quarterly operation to monthly operation in October 2009;

•	Revision of the formula to allow seasonal cost differences to flow through the FCA in October 2009; and

•
Removal of the 1.851 cents per kWh “base fuel rate” from the formula so that all fuel and other fuel-eligible and purchased power and emission costs would flow through to the customer as a monthly “total fuel rate” separate from the base rates in April 2011.

The table below identifies the monthly FCA amounts during the period from October 2010 to March 2011, as well as total fuel rate impact through August 2011.  In order to compare the months more meaningfully, the former base fuel rate is shown, in addition to the total monthly fuel cost rate.

Month	Base Fuel Rate (¢/kWh)	FCA Rate (¢/kWh)	Total Fuel Rate (¢/kWh)	Impact on Total Average Wholesale Firm Rate

October 2010	1.851	1.127	2.978	6.4%
November 2010	1.851	0.735	2.586	(5.0%)
December 2010	1.851	0.476	2.327	(3.5%)
January 2011	1.851	0.548	2.399	1.0%
February 2011	1.851	0.436	2.287	(1.5%)
March 2011	1.851	0.613	2.464	2.5%
April 2011	n/a	n/a	2.376	(1.2%)
May 2011	n/a	n/a	2.347	(0.4%)
June 2011	n/a	n/a	2.366	0.3%
July 2011	n/a	n/a	2.689	4.5%
August 2011	n/a	n/a	2.741	0.7%

Regulatory Compliance

Browns Ferry Unit 1 NRC Finding.  A problem involving the Browns Ferry Unit 1 low pressure coolant injection valve was discovered by TVA when the reactor was shut down for refueling in October 2010.  TVA repaired the valve and reported the problem to NRC.  On March 2, 2011, NRC identified an apparent violation of greater-than-very-low safety significance in connection with the valve failure.  The valve was repaired and returned to service during the refueling outage, and NRC determined that there was no immediate safety concern.  However, NRC determined that the event had the potential for greater-than-low safety significance, because the valve’s failure adversely affected TVA’s ability to achieve safe shutdown in certain conditions.  TVA met with NRC on April 4, 2011, and presented its conclusion that the valve failure was due to a manufacturing deficiency, and that the failure did not constitute an event of high safety significance.  On May 9, 2011, TVA was notified that NRC issued a “red finding” related to the valve’s performance, which denotes “high safety significance.”  This “red” finding would move Browns Ferry Unit 1 to Reactor Oversight Program Action Matrix Column Four, resulting in increased oversight and inspection of the plant.  On June 8, 2011, TVA submitted a letter to NRC appealing the “red” finding determination.  On June 23, 2011, NRC notified TVA that its appeal of the performance deficiency part of the regulatory finding at Browns Ferry did not meet the acceptance criteria for NRC review of the appeal, but NRC will have an independent review to ensure NRC has taken appropriate regulatory action. The review is expected to be completed in August 2011.  TVA is taking actions to address the performance deficiency and contributors to the safety significance.

Transmission System.  TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation (“NERC”) and approved by the Federal Energy Regulatory Commission (“FERC”).   These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system.  These standards include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA believes itself to be compliant with the majority of these standards, but as a result of self-examination and audits by NERC’s regional entity, the SERC Reliability Corporation (“SERC”), some issues have been identified.  TVA is working with SERC on acceptable mitigation plans, based on findings during recent audits, and is negotiating financial settlements where issues have arisen.

TVA recognizes that reliability standards and expectations are becoming more complex and stringent for transmission systems.  Compliance with these standards and expectations may necessitate the need to expand manpower and programs to address the associated exposure to risk of noncompliance.  TVA continues to evaluate its options to meet these new measures.

Environmental Agreements.   On April 14, 2011, TVA entered into two agreements that generally absolve TVA from any liability under the New Source Review (“NSR”) requirements of the Clean Air Act (“CAA”) for maintenance, repair, and component replacement projects at TVA’s coal-fired units.  The first agreement is a Federal Facilities Compliance Agreement with EPA.  The second agreement is a consent decree with Alabama, Kentucky, North Carolina, and Tennessee, and three environmental advocacy groups:  the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (the “Consent Decree”).   The two agreements (collectively, the “Environmental Agreements”) are substantially the same and are parts of a collective undertaking.  As part of the Environmental Agreements, EPA generally will not enforce NSR requirements for new plant maintenance, repair, and component replacement projects against TVA until 2019.  Possible claims for NSR violations involving increases in greenhouse gases (“GHG”) and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen Fossil Plant, Bull Run Fossil Plant, Kingston Fossil Plant (“Kingston”), and Gallatin Fossil Plant and Unit 5 at TVA’s Colbert Fossil Plant.

These agreements also contain provisions with a direct monetary impact on TVA’s operations during the three-month period ended June 30, 2011, as well as on future operations.  During the three months ended June 30, 2011, the civil penalty of $10 million was expensed and it was subsequently paid in July 2011.  TVA will also provide $60 million to be divided by Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, giving a preference for projects in the TVA watershed.  In addition, TVA will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other projects.

In connection with the agreements, certain legal and administrative proceedings have been or are expected to be terminated.  See Note 16 — EPA Settlement for more information regarding these proceedings.

The Environmental Agreements will also require TVA to take actions with respect to some of its coal-fired units.  See Generation Resources for more information regarding these actions.

Environmental Matters

In December 2010, EPA issued a report that evaluated progress under its Acid Rain Program (“ARP”).  ARP, established under Title IV of the 1990 CAA Amendments, requires major emission reductions of sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) from the electric power industry. The December 2010 report contains information examining emission reductions, reviewing compliance results and market activity, and comparing changes in emissions to changes in pollutant concentrations. Data contained in this report indicates TVA has reduced SO2 emissions from its coal-fired generating plants at a faster rate than the national average for the industry and that TVA’s SO2 emissions have been significantly reduced during the past three decades.  Furthermore, the report indicates that TVA’s NOx emissions have been significantly reduced since CY 1990 and that the reduction in these emissions has been at a rate faster than the national average during the past two decades.

Generation Resources

At its April 14, 2011 meeting, the TVA Board accepted an Integrated Resource Plan (“IRP”) which was developed utilizing extensive business, technical, and economic analyses, as well as public input.  The plan outlines a strategic direction focusing on a diverse mix of electricity generation sources, including nuclear power, renewable energy, natural gas, and energy efficiency, as well as traditional coal and hydroelectric power.

TVA’s intention to transition more toward generation sources with low or no emissions and to retire coal-fired units from service will likely result in a need for new generating capacity.  Additionally, installing scrubbers or other emission controls to meet increasingly stringent environmental regulations facing coal-fired power plants could require TVA to make substantial capital investments in the current year as well as future years and lead to increased liquidity needs and financing requirements.

Coal-Fired Generation. With the acceptance of the IRP and the Environmental Agreements, the TVA Board approved the retirement of 18 older coal-fired generation units at three power plants.  In June 2011, TVA idled Widows Creek Units 1 and 3 and in August 2011, TVA idled Widows Creek Unit 4, resulting in a reduction of approximately 330 megawatt ("MW") of net summer dependable capability.  TVA continues to evaluate the possibility of idling Widows Creek Unit 6.  This potential action will result in a further reduction of approximately 110 MW of summer net dependable capability.  As part of the Environmental Agreements, TVA announced the retirement of two John Sevier Fossil Plant (“John Sevier”) units with approximately 350 MW of net summer dependable capability by December 31, 2012, and Johnsonville Fossil Plant’s (“Johnsonville”)

10 units with approximately 1,100 MW of net summer dependable capability by December 31, 2015 (six units) and December 31, 2017 (four units).  These actions will permanently remove these units from service under their current operating permits and reduce TVA’s coal-fired fleet by approximately 13 percent by the end of 2017.  In addition, TVA is also required to remove from service (idle) the other two John Sevier units by December 31, 2012, and either retire these units, install emission control equipment at the units, or convert them to biomass by December 31, 2015.  These two remaining John Sevier units have approximately 350 MW of summer net dependable capability.  TVA has determined that it is economically advantageous to idle these remaining two John Sevier units and plans to remove them from service by December 31, 2012.  TVA had previously idled Widows Creek Unit 5 in September 2010 and Widows Creek Unit 2 and Shawnee Fossil Plant (“Shawnee”) Unit 10 in October 2010.  These earlier actions resulted in a reduction of nearly 350 MW of net summer dependable capability.

Although TVA may decide to idle additional coal units, there may still be some risks related to TVA’s ability to meet customer demand for low-cost power in the future.  These risks, however, are being addressed through TVA’s integrated planning process, diversification of fuel sources and fuel type, as well as physical and financial hedging programs for fuel and purchased power.

Additionally, as part of the Environmental Agreements, and consistent with the strategic direction outlined in the IRP, TVA’s long-range plans will continue to attempt to balance the costs and benefits of significant investments at its remaining, coal-fired plants without emissions controls and decide whether to control, convert, or retire the remaining uncontrolled coal-fired capacity on a unit by unit schedule which can extend until 2019.  TVA anticipates having to take action to reduce emissions earlier than required by the Environmental Agreements in response to new EPA regulations.  TVA estimates that it may invest an additional $3.7 billion in the next 10 years on new emission-control equipment and upgrades of existing equipment at its coal-fired plants.  See Environmental Matters.

Nuclear Generation.  TVA management has established a response team to analyze events resulting from the Japanese nuclear events of 2011.  A comprehensive review is in progress to determine the status of safety-related equipment and other aspects of plant operations that affect nuclear, radiological, and personal safety in order to make changes as needed for safety.  The response team is also analyzing the ability of TVA’s plants to safely shut down and safely remain in that state during simultaneous natural disasters such as floods, earthquakes, and/or tornadoes.

The team will also provide short, intermediate, and long-term recommendations for TVA sites related to additional precautionary actions TVA may adopt.  Possible short-term actions include adding additional satellite phones for emergency responders when normal communications are damaged and adding small portable electric generators for lights, charging batteries, and other vital equipment.  Longer-term actions may include changes to the storage methods for spent nuclear fuel.  Finally, TVA will further evaluate its switch-yards for seismic vulnerabilities and may provide additional backup power sources at its nuclear plants.

Browns Ferry Nuclear Plant.  The TVA service area experienced a hotter than normal summer in 2010.  The hot summer resulted in TVA having to curtail the use of some of its generating facilities including generation at some of its nuclear units, primarily Browns Ferry, because of water temperature. To better address the water temperature issues at Browns Ferry, TVA has initiated a capital project to construct a new cooling tower.  Completion of the tower, originally scheduled to be operational before the summer of 2011, has been delayed because of the April 27, 2011 and April 28, 2011 storms.  Current plans are for the tower to be operational by the fall of 2011.

Watts Bar Nuclear Plant Unit 2.  The current and past estimates of the construction project cost and schedule for Watts Bar Nuclear Plant (“Watts Bar”) Unit 2 are currently being reviewed by TVA.  The project’s schedule has experienced some delays as a result of lower than expected construction productivity, and the construction of Watts Bar Unit 2 will take longer than originally planned.

It is also virtually certain that the project’s schedule could be adversely affected by licensing-related delays, including a delay resulting from a hearing to be scheduled to take place before an Atomic Safety and Licensing Board to resolve a pending aquatic contention.

On July 13, 2011, NRC’s Japan Task Force released its review of insights from the Fukushima Daiichi accident proposing safety improvements in areas ranging from loss of power to earthquakes, flooding, spent fuel pools, containment venting, and preparedness.  The report has been sent to the five NRC Commissioners and could result in TVA being required to make changes to its operating nuclear units and Watts Bar Unit 2.  Such changes could also possibly impact the cost and schedule of the project.

As a result of one or more of the above developments, TVA believes that the Watts Bar Unit 2 completion date will extend into CY 2013, rather than the last quarter of CY 2012 as currently scheduled.  Project costs could also exceed the current estimate of approximately $2.5 billion.  The extent of exceedance is not known at this time.

As planned, TVA received a license from NRC to bring fuel to Watts Bar for its ultimate use in the Unit 2 reactor.  The license allows TVA to receive, inspect, and store new nuclear fuel at the site of Unit 2.  New fuel is expected to begin arriving at the Watts Bar site during the summer of 2011.  Nuclear fuel will be loaded into the Unit 2 reactor following receipt of the operating license.

For legal proceedings related to Watts Bar Unit 2, see Note 16 — Litigation — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.

Bellefonte Nuclear Plant.  Engineering work at the Bellefonte Nuclear Plant (“Bellefonte”) site in northern Alabama is proceeding on schedule as feasibility studies related to the completion of Bellefonte Unit 1 continue. TVA management will ask the TVA Board to make a decision on whether to move ahead with construction of Unit 1.  Should TVA proceed with construction of Bellefonte Unit 1, TVA is evaluating the design for additional defense-in-depth improvements for the project.

For legal proceedings related to Bellefonte, see Note 16 — Litigation — Case Regarding Bellefonte Nuclear Plant Units 1 and 2 and Administrative Proceedings Regarding Bellefonte Units 3 and 4.

Future Plans for TVA’s Nuclear Program. TVA believes that the Japanese nuclear events could translate into changes in plant operations, design, or safety and the imposition of additional requirements by NRC or other regulatory bodies.  Should potential changes prove to be significant, the schedule for the commercial operation of Watts Bar Unit 2, as well as future plans for construction at Bellefonte or other facilities, could be affected.  To date, six petitions have been filed with NRC that seek to take actions in response to the Japanese nuclear events that could impact TVA nuclear operations or licensing activities if the requested actions are taken by NRC.  See Note 16 — Petitions Resulting from Japanese Nuclear Events.

Natural Gas-Fired Generation. Despite the impacts of the recession of 2008-2009, which reduced TVA sales by approximately seven percent at its peak, and a relatively sluggish economic recovery, TVA believes new generation sources will be needed to meet anticipated load growth under most likely scenarios.  Additionally, increasingly stringent environmental regulations facing coal-fired power plants, coupled with TVA’s announced intention to transition more toward generation sources with low or no emissions, and the retirement of 18 coal-fired units, are highly likely to result in a need for new generating capacity.  Accordingly, TVA intends to make capital investments in the current year as well as future years.

In keeping with its generation strategy to assemble a balanced generation portfolio comprised of efficient resources at favorable life-cycle costs with little or no emissions, TVA continues to evaluate natural gas-fired resource options. Existing combined cycle plants located within or closely adjacent to the TVA service territory generally meet these criteria and provide suitable opportunities for acquisition or long-term purchased power contracts.  TVA completed its evaluation of a site in western Tennessee for a natural gas-fired generation facility but does not plan to pursue this option at this time.

On July 7, 2011, TVA entered into an agreement, subject to TVA Board and FERC approvals, to acquire the Magnolia Combined Cycle Power Plant (“Magnolia”) from Magnolia Energy L.P., a subsidiary of Kelson Energy.  The Magnolia facility is a three-unit natural gas-fired combined cycle plant with approximately 900 MW of net summer dependable capacity located in Benton County, Mississippi, and has been a source of purchased power for TVA since the plant began operation in 2003.  Finalization of the purchase is contingent on several conditions, including the approval of FERC and the TVA Board.

Hydroelectric Generation.  Weather was also a driver of hydroelectric generation for the three-month period ended June 30, 2011.  March 2011 was wetter than normal (123 percent of normal rainfall), resulting in 126 percent of normal runoff and 114 percent of normal hydroelectric generation.  The effects of the increase in rain and runoff in late March 2011 allowed for increased hydroelectric generation in April, May, and June 2011.  Hydroelectric generation was 47 percent higher during the three months ended June 30, 2011, than during the same period of the prior year.  Totals for the three months ended June 30, 2011, for rainfall, runoff, and hydroelectric generation were 134 percent, 144 percent, and 147 percent of the same period of 2010, respectively.

Coal Combustion Products Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet coal combustion product (“CCP”) facilities.  Phases one and two were completed by the end of 2010.  The studies indicated that none of TVA’s other coal-fired plants showed the same set of conditions that existed at Kingston at the time of the ash spill, and the ongoing remediation work at the plants is expected to bring all of them to within industry standards in terms of stability.  The third phase of the program, which is implementation of recommended actions, is ongoing.  This phase includes risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other CCP facilities.  As a part of this effort, CCP facilities have been incorporated into TVA’s dam oversight program, with additional training in dam safety and monitoring provided.

TVA is converting its wet fly ash, bottom ash, and gypsum facilities to dry collection facilities and remediating or eliminating the CCP facilities that were classified as “high” risk during the preliminary reassessment.  The classifications, such as “high,” do not measure the structural integrity of the facility or the possibility of whether a failure could occur.  Rather, they are designed to identify where loss of life or significant economic or environmental damage could occur in the event of a failure.  The expected cost of the CCP work is between $1.5 billion and $2.0 billion, and the work is expected to be completed over the next 10 years. The work is proceeding on schedule and is prioritized based on structural needs, plant storage requirements, and ongoing studies related to idling TVA’s older coal-fired facilities.

On December 15, 2010, a small leak was identified in the clay liner of the gypsum pond at the Kingston facility. TVA identified the leak during a routine inspection and immediately notified the state and EPA and isolated the leak. The Tennessee Department of Environment & Conservation (“TDEC”) sent TVA an order outlining the requirements to return the gypsum pond to an operational status.  TVA is complying with TDEC’s order and has submitted the repair plan to install a synthetic liner on the gypsum pond. The gypsum from the plant is scheduled to be dewatered in 2012, and the material will be dry stacked in the facility after 2012.  The synthetic liner will be designed and installed to meet the proposed new EPA rules on coal combustion residue storage and thereby extend the life of the facility.  Once TDEC has approved TVA’s repair plans, the estimate as to how much the liner installation will cost and how long it will take to install will be developed by TVA.

Natural Resources

 TVA completed and released its proposed Natural Resource Plan (“NRP”) in July 2011.  The NRP is designed to enhance stewardship of public recreation facilities, water resources, wildlife and plants, and historic and cultural sites on TVA-managed reservoir lands by helping to guide TVA management to better meet public stewardship objectives while responding to the needs of the TVA region’s communities and residents.  Implementation of the NRP is expected to be staged over a 20-year period and reviewed and updated every five years.  The NRP is scheduled to be presented for TVA Board consideration in August of 2011.

Financial Flexibility

The TVA Act specifies that TVA’s bonds, notes, and other evidences of indebtedness (“Bonds”) may not exceed $30.0 billion outstanding at any one time.  As of June 30, 2011, TVA had $24.2 billion of Bonds outstanding.  TVA’s challenge to meet the economic, environmental, and energy demands facing the Tennessee Valley region puts further pressure on its $30.0 billion borrowing authority, which has not been changed since 1979.  Increased future capital expenditures, along with restrictive borrowing authority, may pose a challenge to TVA’s ability to maintain low and competitive power rates.

On April 18, 2011, a national rating agency affirmed the AAA sovereign credit rating on the United States, but revised the outlook to Negative from Stable.  On April 25, 2011, the agency affirmed the AAA long-term rating and AAA issuer credit rating (“ICR”) on TVA, but revised the outlook for TVA to Negative from Stable.  The change in the agency’s outlook on TVA was the result of the change in outlook on the United States and does not reflect a change in TVA’s financial condition or any TVA-specific event.  TVA is completely self-funded and does not rely on financial support from the government.

On concerns that the United States Congress and the Administration might not act to raise the statutory debt limit on a timely basis, two national rating agencies took action on July 13 and 14, 2011, and placed the triple-A sovereign credit rating on the United States on review for possible downgrade.  Subsequently, these same two rating agencies took similar actions on TVA’s credit rating, placing TVA’s triple-A rating on review for possible downgrade.  These actions were the result of the change on the credit rating of the United States and do not reflect a change in TVA’s financial condition or any TVA-specific event.

        On August 2, 2011, one of the rating agencies confirmed the Aaa rating of the United States and assigned a Negative rating outlook following the government’s action earlier that same day to raise the debt limit and avoid default on the government’s obligations. The next day, this same agency confirmed the Aaa senior secured and unsecured ratings of TVA and assigned a Stable rating outlook.

        On August 5, 2011, one of the rating agencies lowered its long-term rating on the United States to AA+ from AAA and affirmed the A-1+ short-term rating. This action was based on concerns regarding the fiscal and economic position of the United States. The outlook on the long-term rating is Negative.  The rating agency removed the short- and long-term ratings of the United States from review for possible downgrade.  On August 8, 2011, this same rating agency lowered the long-term rating on TVA to AA+ from AAA and removed the rating from review for possible downgrade.  The outlook on TVA’s rating is Negative.  The action taken on TVA’s rating was based on the application of the rating agency’s government-related entities criteria.

The downgrade of TVA’s rating to AA+ by this one rating agency may increase TVA’s interest expense by increasing the interest rates TVA pays on short-term or long-term debt securities it issues.  The downgrade requires TVA to post $100 million of additional collateral under certain physical and financial contracts that contain rating triggers.

As of August 10, 2011, the third national rating agency that provides a rating on TVA securities had not taken any action on either the United States government or TVA.  See Note 17  — Credit Ratings.

Customer Contracts

TVA continues to monitor the financial stability of its largest directly served customer.  The current power supply contract with this customer expires in May 2012.  Although the customer is pursuing options to extend operations of its plant, there is currently no contract in place to continue power sales to the customer.  Sales to this customer amounted to nearly 43 percent of revenue from industries directly served and five percent of total operating revenues during 2010.   See Note 12 — Counterparty Credit Risk — Credit of Customers.

Future Workforce Needs and Development

Effectively addressing workforce needs is a priority for TVA.  Although TVA traditionally experiences low employee turnover, potential emerging risks exist because of retirements, competition for talent from other companies, new nuclear construction and installation of new environmental equipment, additional environmental controls construction, new regulations, and evolving employee skill sets required to meet TVA’s vision of being one of the nation’s leading providers of low-cost and cleaner energy by 2020.  During 2010, TVA established a new organization to focus on human capital, including recruiting programs and outreach to high school, trade school, and college students.  In addition, a workforce planning program is being revised in 2011, and the program is targeted for implementation agency-wide in the first quarter of 2012.  The goal of these initiatives is the recruitment, retention and motivation of the talent required to achieve the TVA vision.  Achieving this goal may be challenging in light of the salary freeze for federal employees enacted on December 22, 2010.  See Legislative and Regulatory Matters for a discussion of the salary freeze.

Safeguarding Assets

Physical Security.  TVA is responsible for assets across its service area, and views the protection of its critical infrastructures, employees, and the public as a priority.  In seeking to protect these assets, TVA follows numerous regulatory requirements that set minimum standards for physical security and uses a combination of threat analysis, technology, and partnerships with the public to help deter, detect, and respond to specific threats to critical assets.  In addition, training programs for TVA’s workforce are being developed in order to help foster a strong culture of security awareness throughout TVA.  TVA is likely to invest in future protective measures based on security assessments being performed in 2011 and 2012 that are expected to identify opportunities for improvement.

Nuclear Security.  Nuclear security is carried out in accordance with federal regulations as set forth by NRC.  These regulations are designed for the protection of TVA’s nuclear power plants and for the health and safety of the public and employees from the threat of radiological sabotage and other nuclear-related terrorist threats.  TVA has nuclear security forces to guard against such threats.  TVA currently plans to spend between $100 million and $140 million between 2011 and 2013 on upgrades to its nuclear security infrastructure.

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

Investment Performance

The performance of debt, equity, and other markets during the summer of 2011 negatively impacted the asset values of investments held in TVA’s decommissioning trust funds and pension fund.

During the period from June 30, 2011 to August 9, 2011, the nuclear decommissioning trust portfolio declined in value $89 million, or eight percent.  As of August 9, 2011, TVA’s nuclear decommissioning trust funding was 119 percent of the estimated present value of the funding requirements established by NRC.

         TVA’s asset retirement trust portfolio, which is invested entirely in fixed income funds, decreased in value $12 million, or eight percent, during the period from June 30, 2011 to August 9, 2011.

 As of September 30, 2010, TVA's pension plan had assets of $6.8 billion compared with liabilities of $10.4 billion.  TVA's plan remained underfunded at June 30, 2011.  Assets in the plan at June 30, 2011, were approximately $7.1 billion.  During the period from June 30, 2011 to August 9, 2011, the investments in the TVA Retirement System declined in value $477 million, or seven percent. The ability of the plan’s funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has nearly 23,000 participants receiving benefits of approximately $600 million per year.

TVA’s investment policies are based on the objective of meeting long-term obligations, and the allocation of investments is based on the assumption of encountering distressed market conditions from time to time.  TVA does not anticipate making significant changes in its basic investment policies as a result of current market conditions.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Net working capital may be negative from time to time, and TVA uses short-term debt to fund short-term cash needs as well as scheduled maturities of long-term debt.  The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the limit on the amount of Bonds TVA may have outstanding at any one time is $30.0 billion.  Due to the limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments needed over the next decade.  Capital spending needs could be met with a combination of Bonds, alternative financing, additional power revenues through rate increases, costs reductions, or other ways.  Certain sources of liquidity are discussed below.  Additionally, energy efficiency and demand response initiatives may reduce generation requirements, thereby resulting in lower capital needs.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  As of June 30, 2011, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and TVA’s discount notes.  Ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies.  Ratings are assigned independently, and each should be evaluated as such.

TVA uses the proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA’s short-term borrowings.

Short-Term Borrowing Table

	At June 30, 2011	For the three months ended June 30, 2011	For the nine months ended June 30, 2011	At June 30, 2010	For the three months ended June 30, 2010	For the nine months ended June 30, 2010

Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)

Discount Notes	$ -	$ 138	$ 256	$ 834	$ 1,003	$ 959

Weighted Average Interest Rate

Discount Notes	N/A	0.01%	0.09%	0.07%	0.12%	0.07%

Maximum Month-End Amount Outstanding (During Period)

Discount Notes	N/A	$ 150	$ 1,401	N/A	$ 1,176	$ 1,176

The balance of Discount Notes was approximately $834 million lower at June 30, 2011, than June 30, 2010, because a portion of the proceeds from long-term debt issuance in February 2011 was used to reduce short-term debt.  Differences in the average balances of short-term debt from year to year are a function of the timing of debt issuances, debt redemptions, and other cash flows.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2011, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at June 30, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  Both the $0.5 billion and one of the $1.0 billion credit facilities mature on January 14, 2014, and the other $1.0 billion credit facility matures on May 11, 2014.  The $1.0 billion credit facility maturing on May 11, 2014, replaced a $1.0 billion short-term facility.  The credit facilities also accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt. At June 30, 2011, there were $224 million of letters of credit outstanding under the credit facilities, and there were no borrowings outstanding. TVA anticipates renewing each credit facility or replacing it with a different credit facility as it matures. See Note 10 — Debt Securities Activity.

Summary Cash Flows

A major source of TVA’s liquidity is operating cash flows resulting from the sales of electricity.  A summary of cash flow components for the nine months ended June 30, 2011 and 2010, follows:

Summary Cash Flows
For the nine months ended June 30
	2011	2010
Cash provided by (used in):
Operating activities	$1,703	$1,210
Investing activities	(1,880)	(1,773)
Financing activities	391	560

Net increase (decrease) in cash and cash equivalents	$214	$(3)

Operating Activities.  Net cash flows from operating activities increased $493 million for the nine months ended June 30, 2011, compared to the same period in the prior year.  This increase was primarily due to the timing of revenues related to fuel cost recovery, as well as a decrease in the cash spent on the Kingston ash spill environmental cleanup costs as compared to the same period in the prior year.  See Results of Operations.

Investing Activities.  Net cash flows used in investing activities increased $107 million for the nine months ended June 30, 2011, compared to the same period in the prior year.  The increase resulted primarily from an increase of $187 million in construction expenditures due to ongoing construction of Watts Bar Unit 2 and an increase in base capital spending to improve asset performance and condition.  This increase was partially offset by a decrease in nuclear fuels expenditures of $98 million resulting from less purchases of uranium and enrichment services during the current year as compared to the prior year.

Financing Activities.  Net cash flows provided by financing activities decreased $169 million during the nine months ended June 30, 2011, as compared to the same period of the prior year.  The decrease was primarily due to net issuances of debt of $535 million during the nine months ended June 30, 2011, as compared to net issuances of debt of $662 million during the nine months ended June 30, 2010.  This decrease was also due to a $30 million increase in payments on leases and leaseback financing primarily due to the purchase of an office building previously under a capital lease.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2011, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2011(1)	2012	2013	2014	2015	Thereafter	Total

Debt(2)	$—	$1,523	$2,308	$32	$1,032	$19,266	$24,161
Interest payments relating to debt	268	1,371	1,227	1,142	1,141	20,296	25,445
Lease obligations
Capital	3	6	—	—	—	3	12
Non-cancelable operating	18	52	48	31	24	169	342
Purchase obligations
Power	73	223	158	158	161	4,376	5,149
Fuel	574	1,683	1,449	1,124	949	2,589	8,368
Other	32	98	78	72	68	1,014	1,362
EPA settlement	2	87	87	87	87	—	350
Other settlements	1	3	3	3	—	—	10
Environmental cleanup costs-Kingston ash spill	58	168	97	88	—	—	411
Payments on other financings	27	136	488	100	104	713	1,568
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	20	10	—	—	70
Return on Power Program Appropriation Investment	8	22	20	19	18	235	322

Total	$1,084	$5,392	$5,983	$2,866	$3,584	$48,661	$67,570
Notes (1) Period July 1 – September 30, 2011
(2) Does not include noncash items of foreign currency exchange loss of $35 million and net discount on sale of Bonds of $235 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations Payments due in the year ending September 30

	2011 (1)	2012	2013	2014	2015	Thereafter	Total

Energy Prepayment Obligations	$26	$105	$102	$100	$100	$310	$743

Note
(1) Period July 1 - September 30, 2011

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and nine months ended June 30, 2011 and 2010:

Sales of Electricity (millions of kWh)
	For the three months ended June 30			For the nine months ended June 30
	2011	2010	Percent Change	2011	2010	Percent Change

Municipalities and cooperatives	32,129	33,004	(2.7%)	98,822	101,026	(2.2%)
Industries directly served	6,240	7,242	(13.8%)	22,513	24,267	(7.2%)
Federal agencies and other	486	505	(3.8%)	1,549	1,479	4.7%
Total sales of electricity	38,855	40,751	(4.7%)	122,884	126,772	(3.1%)

Heating degree days(1) (normal 228 and 3,343, respectively)	199	123	61.8%	3,405	3,694	(7.8%)

Cooling degree days(1) (normal 586 and 666, respectively)	761	826	(7.9%)	831	845	(1.7%)

Combined degree days(1) (normal 814 and 4,008, respectively)	960	949	1.2%	4,236	4,539	(6.7%)

Note
(1) The prior year degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information. Every five years this calculation is updated in order to incorporate the most recent 30 years of weather history. The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

Significant items contributing to the 1.9 billion kilowatt-hour (“kWh”) decrease in sales of electricity for the three months ended June 30, 2011, compared to the same period in 2010 included:

•
The 875 million kWh decrease in sales to Municipalities and cooperatives was primarily weather driven.  There was an increase in both heating and cooling degree days during April 2011, as compared to April 2010.  However, cooler weather in May and June 2011 resulted in a net decrease in cooling degree days, as compared to the same period in the prior year.  In addition, the power outages caused by the storms of April 27, 2011, and April 28, 2011, contributed to the decrease in sales.

•	The 1.0 billion kWh decrease in sales to Industries directly served was primarily due to a decrease in sales to TVA’s largest directly served industrial customer, which has been curtailing operations.

•
The 19 million kWh decrease in sales to Federal agencies and other was primarily due to a decrease of 37 million kWh in sales to federal agencies directly served and was partially offset by an increase of 18 million kWh sold off-system. The decrease in sales to federal agencies was primarily due to a decline in sales to a large directly served federal agency customer.

Significant items contributing to the 3.9 billion kWh decrease in sales of electricity for the nine months ended June 30, 2011, compared to the same period in 2010 included:

•
The 2.2 billion kWh decrease in sales to Municipalities and cooperatives was primarily due to a decrease in both heating and cooling degree days. This was the result of a cooler than normal summer and a warmer than normal winter.

•	The 1.8 billion kWh decrease in sales to Industries directly served was primarily due to a decrease in sales to TVA’s largest directly served industrial customer, which has been curtailing operations.

•
The 70 million kWh increase in sales to Federal agencies and other was primarily due to an increase of 77 million kWh in off-system sales and was partially offset by a decrease of seven million kWh in sales to federal agencies directly served. The increase in off-system sales was primarily due to an increase in excess generation available for resale.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2011 and 2010:

Summary Statements of Operations
	For the three months ended June 30		For the nine months ended June 30
	2011	2010	2011	2010

Operating revenues	$2,657	$2,587	$8,453	$7,558
Operating expenses	(2,575)	(2,073)	(7,534)	(5,826)
Operating income	82	514	919	1,732
Other income, net	4	6	25	20
Interest expense, net	(326)	(321)	(979)	(973)

Net income (loss)	$(240)	$199	$(35)	$779

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2011 and 2010, consisted of the following:

Operating Revenues
	For the three months ended June 30			For the nine months ended June 30
	2011	2010	Percent Change	2011	2010	Percent Change

Sales of electricity
Municipalities and cooperatives	$2,287	$2,204	3.8%	$7,190	$6,367	12.9%
Industries directly served	310	324	(4.3%)	1,077	1,019	5.7%
Federal agencies and other	31	31	0.0%	95	83	14.5%
Other revenue	29	28	3.6%	91	89	2.2%

Total operating revenues	$2,657	$2,587	2.7%	$8,453	$7,558	11.8%

Operating revenues increased $70 million and $895 million in the three and nine months ended June 30, 2011, compared to the three and nine months ended June 30, 2010, due to the following:

	Three Month Change	Nine Month Change

Fuel rate	$224	$1,219
Volume	(105)	(213)
Base rates	(50)	(117)
Off system sales and other	—	4
Other revenue	1	2
Total	$70	$895

Note
Components of operating revenue related to rates during the first six months of 2011 have been adjusted in order to incorporate the change in TVA’s rate structure implemented in April 2011.
See Rate Change for a discussion of the new wholesale rate structure.

The increase of fuel rates for the three and nine months ended June 30, 2011, compared to the three and nine months ended June 30, 2010, was primarily due to overcollection of the FCA in 2009 since the amount overcollected in that year was refunded to customers in 2010 through FCA rate reductions.

Significant items contributing to the $70 million increase in operating revenues for the three months ended June 30, 2011, compared to the same period in 2010 included:

•
An $83 million increase in revenue from Municipalities and cooperatives primarily due to fuel rate increases which increased revenues by $203 million. This increase was partially offset by a decrease in base rates which decreased revenues by $61 million and a decrease in sales volume which decreased revenues by $59 million.

•
A $14 million decrease in revenue from Industries directly served primarily due to sales volume decreases which decreased revenues by $45 million.  This decrease was partially offset by fuel rate and base rate increases which increased revenues by $18 million and $13 million, respectively.

•
Federal agencies and other revenue remained relatively flat for the period. This was primarily due to fuel rate increases which increased revenues by $3 million.  The increase was offset by base rate and sales volume decreases of approximately $2 million.

Significant items contributing to the $895 million increase in operating revenues for the nine months ended June 30, 2011, compared to the same period in 2010 included:

•
An $823 million increase in revenue from Municipalities and cooperatives primarily due to fuel rate increases which increased revenues by $1.1 billion. This increase was partially offset by a decrease in base rates which decreased revenues by $109 million and a decrease in sales volume which decreased revenues by $139 million.

•
A $58 million increase in revenue from Industries directly served primarily due to fuel rate increases which increased revenues by $134 million.  This increase was partially offset by sales volume and base rate decreases which decreased revenues by $73 million and $3 million, respectively.

•
A $12 million increase in revenue from Federal agencies and other was primarily due to fuel rate increases which increased revenues by $14 million and increases in off-system sales which increased revenue by $4 million.  These increases were partially offset by base rate decreases of $6 million.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2011 and 2010, consisted of the following:

Operating Expenses
	For the three months ended June 30			For the nine months ended June 30
	2011	2010	Percent Change	2011	2010	Percent Change

Fuel	$584	$509	14.7%	$2,071	$1,343	54.2%
Purchased power	387	277	39.7%	1,026	656	56.4%
Operating and maintenance	994	757	31.3%	2,677	2,267	18.1%
Depreciation and amortization	436	416	4.8%	1,296	1,240	4.5%
Tax equivalents	174	114	52.6%	464	320	45.0%

Total operating expenses	$2,575	$2,073	24.2%	$7,534	$5,826	29.3%

Operating expenses increased $502 million for the three months ended June 30, 2011, and $1.7 billion for the nine months ended June 30, 2011, compared to the same periods in 2010.

For the three months ended June 30, 2011, significant drivers contributing to the $502 million increase compared to the same period in 2010 are described below:

Fuel expense increased $75 million due to:

•
A $120 million increase in fuel expense resulting primarily from a 30 percent increase in the average fuel cost per kWh of net thermal generation, which increased fuel expense by $91 million and from an increase of $25 million in fuel-related expense that does not qualify for inclusion in the fuel rate.  Additionally, net thermal generation decreased 12 percent during the quarter primarily due to a decrease in nuclear generation.  The decrease in nuclear generation was due to the April 27, 2011, and April 28, 2011, storms which caused Browns Ferry to go offline for nearly a month.  The decrease in nuclear generation was replaced with higher cost gas and coal-fired generation which resulted in a $4 million increase in expense.

•	A $45 million decrease in fuel expense related to the fuel cost mechanism which matches the recognition of fuel expense with the period it is collected in revenue.

       Purchased Power expense increased $110 million due to:

•	A $62 million increase in purchased power expense related to the fuel cost mechanism which matches the recognition of purchased power expense with the period it is collected in revenue.

•
A $48 million increase in purchased power expense primarily because of an increase in purchased power volume of 675 million kWh, or 10 percent, which increased purchased power expense by $32 million.  The increase in purchased power volume was due to Browns Ferry being offline as a result of the storms on April 27, 2011, and April 28, 2011.  Additionally, an increase in the average price of purchased power of four percent increased purchased power expense by $16 million.

Operating and maintenance expense increased $237 million.  The primary driver for the increase was a $134 million increase in operating and maintenance expense at nuclear plants due to the timing and duration of refueling outages, maintenance projects to increase plant reliability, and increased security costs due to regulatory requirements.  Additional items contributing to the increase in Operating and maintenance expense included a $25 million increase in pension and postretirement benefit expense, a $21 million increase at coal-fired and combustion turbine plants due to an increase in base maintenance costs to address material condition and regulatory requirements and increased costs associated with the Lagoon Creek Combined Cycle Facility (“Lagoon Creek”), which began commercial operations in September 2010, a $16 million increase due to capital project write-offs, a $13 million increase in other employee benefits, a $10 million increase due to the Environmental Agreements, and a $9 million increase in costs to support energy efficiency and demand response initiatives.

Depreciation and amortization expense increased $20 million primarily because of an increase in net plant additions and the acceleration of depreciation on certain coal-fired units due to the decision to idle those units.

Tax equivalents expense increased $60 million.  This increase primarily reflects an increase in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the three months ended June 30, 2011, since the FCA revenues were higher than in the three months ended June 30, 2010.

For the nine months ended June 30, 2011, significant drivers contributing to the $1.7 billion increase in operating expenses, compared to the same period in 2010, are described below:

Fuel expense increased $728 million due to:

•	A $503 million increase in fuel expense related to the fuel cost mechanism which matches the recognition of fuel expense with the period it is collected in revenue.

•
A $225 million increase in fuel expense resulting primarily from a 14 percent increase in the average fuel cost per kWh of net thermal generation, which increased fuel expense by $141 million and from an increase of $25 million in fuel-related expense that does not qualify for inclusion in the fuel rate.  Additionally, net thermal generation decreased three percent primarily due to a decrease in nuclear generation.  The decrease in nuclear generation was due to the April 27, 2011, and April 28, 2011, storms which caused Browns Ferry to go offline for nearly a month.  The decrease in nuclear generation was replaced with higher cost gas and coal-fired generation which resulted in a $59 million increase in expense.

Purchased power expense increased $370 million due to:

•	A $301 million increase in purchased power expense related to the fuel cost mechanism which matches the recognition of purchased power expense with the period it is collected in revenue.

•
A $69 million increase in purchased power expense primarily because of an increase in purchased power volume of 1.0 billion kWh, or five percent, which increased purchased power expense by $50 million.  The increase in purchased power volume was largely due to Browns Ferry being offline for nearly a month as a result of the storms on April 27, 2011, and April 28, 2011.  Additionally, the average price of purchased power increased two percent, which increased purchased power expense by $19 million.

Operating and maintenance expense increased $410 million.  The primary driver for the increase was a $172 million increase in operating and maintenance expense at nuclear plants due to the timing and duration of refueling outages, maintenance projects to increase plant reliability, and increased security costs due to regulatory requirements.  Additional items contributing to the increase in Operating and maintenance expense included a $76 million increase in pension and postretirement benefit expense, a $34 million increase at coal-fired and combustion turbine plants due to an increase in base maintenance costs to address material condition and regulatory requirements and increased costs associated with Lagoon Creek which began commercial operations in September 2010, a $24 million increase related to ash remediation activities as TVA is in the process of converting from wet storage to dry storage facilities, a $22 million increase to support economic development initiatives, a $22 million increase in costs to support energy efficiency and demand response initiatives, a $16 million increase due to capital project write-offs, a $12 million increase in costs for reagents used in coal-fired emission controls, a $10 million increase in other employee benefits, and a $10 million increase due to the Environmental Agreements.

Depreciation and amortization expense increased $56 million primarily because of an increase in net plant additions and acceleration of depreciation on certain coal-fired units due to the decision to idle those units.

Tax equivalents expense increased $144 million.  This increase primarily reflects an increase in the accrued tax equivalent expense related to the FCA.  The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the nine months ended June 30, 2011, since the FCA revenues were higher than in the nine-month period ended June 30, 2010.

Interest Expense.   Interest expense and interest rates for the three and nine months ended June 30, 2011 and 2010, were as follows:

Interest Expense
	For the three months ended June 30			For the nine months ended June 30
	2011	2010	Percent Change	2011	2010	Percent Change

Interest expense	$358	$343	4.4%	$1,072	$1,026	4.5%
Allowance for funds used during construction and nuclear fuel expenditures	(32)	(22)	45.5%	(93)	(53)	75.5%

Net interest expense	$326	$321	1.6%	$979	$973	0.6%

	2011	2010	Percent Change	2011	2010	Percent Change
Interest rates (average)
Long-term(1)	5.76	5.92	(2.7%)	5.81	5.90	(1.5%)
Discount notes	0.01	0.12	(91.7%)	0.09	0.07	28.6%
Blended(1)	5.72	5.67	0.9%	5.75	5.66	1.6%

Note
(1) The average interest rates on long-term debt for the three and nine months ended June 30, 2011, reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the period presented, and interest expense for those periods. Interest expense is interest on long-term debt, including amortization of debt discounts, issue, and reacquisition costs, net. Average long-term interest rates reported for the three and nine months ended June 30, 2010, were calculated using the average balance of debt based at the beginning and end of the period. The calculation was changed so that the average rate reflects fluctuations in the balance of long-term debt throughout the periods and the impact on interest expense.

The $5 million increase in net interest expense for the three months ended June 30, 2011, was primarily attributable to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  This increase was partially offset by a greater amount of capitalized interest due to an increase in the construction work in progress base used to calculate allowance for funds used during construction (“AFUDC”) as a result of ongoing construction activities at Watts Bar Unit 2.

The $6 million increase in net interest expense for the nine months ended June 30, 2011, was primarily attributable to an increase in interest on debt as a result of an increase in the average balance of long-term debt for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.  This increase was partially offset by a greater amount of capitalized interest due to an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Unit 2.

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

Corporate Governance

On April 14, 2011, the TVA Board selected Dennis C. Bottorff to continue to serve as Chairman of the TVA Board after his term in office expired on May 18, 2011.  The terms of Robert M. Duncan and Thomas C. Gilliland also expired on May 18, 2011.  Even though the terms of Chairman Bottorff and Directors Duncan and Gilliland have expired, they may continue to serve on the TVA Board until the end of the current session of Congress or until a successor takes office.  On April 14, 2011, the TVA Board also selected William B. Sansom to serve as Vice Chairman.

On July 13, 2011, Richard Howorth was sworn in as a member of the TVA Board.  Mr. Howorth, age 60, is a resident of Oxford, Mississippi.  He is the owner of Square Books, an Oxford independent bookstore he founded in 1979.  Mr. Howorth served two terms as the mayor of Oxford, from 2001 to 2009, during which time he was chairman of the authority overseeing the Oxford Electric Department.  From 2001 to 2009, he also served as a director and officer of the North Mississippi Industrial Development Association, an economic development consortium.  Mr. Howorth’s term will expire in 2015.

        On August 3, 2011, Ashok Bhatnagar, TVA’s Senior Vice President of Nuclear Generation Development and Construction (“NGDC”), informed senior management that he would retire.  His retirement is effective October 1, 2011.  Mike Skaggs, currently Site Vice President at TVA’s Sequoyah Nuclear Plant, will replace Mr. Bhatnagar as Senior Vice President of NGDC.

Legislative and Regulatory Matters

On December 22, 2010, Congress approved President Obama’s proposal to freeze base pay for civilian federal employees for a period from January 1, 2011, to December 31, 2012. This freeze applies to TVA’s senior executives, which includes all employees at the level of vice president and above; in addition, the President issued a memorandum on December 30, 2010, to other agencies not directly covered by the legislation requesting that they comply with the terms of the salary freeze.  As a result, TVA decided to also freeze salaries for managers, specialists, and those employees not covered by collective bargaining agreements for the duration of the federal freeze.  The freeze does not affect salary increases approved prior to January 1, 2011.  Employees who receive promotions during this time period will be eligible for salary increases.

For a discussion of recent environmental regulation, see Environmental Matters below.

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

Clean Air Regulations

           The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions.  The following CAA programs, along with those discussed in Item 1, Business - Environmental Matters in the Annual Report, can affect TVA’s power generation activities.

National Ambient Air Quality Standards.  In January 2010, EPA published a proposed rule that would establish more stringent primary and secondary ozone national ambient air quality standards (“NAAQS”).  On December 8, 2010, the EPA Administrator announced a delay in the final issuance of the ozone standard.  EPA now expects to publish the final rule with the new ozone standards in mid-August, 2011.  As the ozone standards become more stringent, utilities are expected to come under increasing pressure to further reduce NOx emissions from their existing fossil plants.  The NAAQS for particulate matter (“PM”) 2.5 is also being reviewed to determine if the 24 hour standard should be lowered.  The lowering of the PM 2.5 standards could have impacts on some TVA coal-fired facilities.  EPA has also asked the states to inform them of areas that may be non-compliant with the one hour SO2 NAAQS standard.  It is yet to be determined if this issue will impact any TVA coal-fired facilities.

Hazardous Air Pollutants from Industrial, Commercial, and Institutional Boilers.   In June 2010, EPA published a proposed rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters.  The final rule was published on March 21, 2011, and will have minor impacts beginning in CY 2014 for some of TVA’s startup and auxiliary boilers.  Most boilers will require scheduled maintenance to ensure optimized combustion, and a few may require the installation of controls.  Concurrent with the issuance of the rule, EPA announced reconsideration of several elements in the rule.  Until the reconsideration process is completed, final specific requirements are too uncertain to predict.  The rule is expected to become effective April 2012.

Hazardous Air Pollutants from Steam Electric Utility Units.   On March 16, 2011, EPA released for public comment a proposed rule to establish standards for hazardous air pollutants emitted from steam electric utility units.  The comment period was extended until August 4, 2011, and EPA has announced its plan to publish the final rule in November 2011.  As proposed, the rule would require additional controls for hazardous air pollutants including mercury, non-mercury metals, and acid gasses for many of TVA’s coal-fired units in the 2015-2016 timeframe.  Boiler combustion systems will require scheduled maintenance to ensure optimized combustion to minimize emissions of organic hazardous air pollutants.  TVA may choose to idle or retire some units in lieu of investing in additional controls.  In conjunction with and consistent with the utility hazardous air pollutant rule, EPA is proposing to revise the New Source Performance Standards (“NSPS”) for new and reconstructed coal and oil-fired units for emissions of PM, SO2, and NOX.  New PM and NOX standards for modified units are also included in the NSPS.  EPA intends to issue the final rules in December 2011.  Until the final rules are published, specific requirements are too uncertain to predict.

Cross State Air Pollution Rule. On July 7, 2011, EPA announced the final Cross State Air Pollution Rule ("CSAPR"). This rule, required by court order, will replace the existing Clean Air Interstate Rule ("CAIR") effective January 1, 2012. The CSAPR will regulate SO2 and NOx emissions from upwind states that are negatively impacting ozone and fine particulate air quality in downwind states. This rule will affect electrical generating utilities within 27 states, including TVA coal and gas-fired plants in Alabama, Kentucky, Mississippi, and Tennessee. Stringent state level emission caps for SO2 and NOx will begin in 2012 with further reductions required in 2014. TVA is in the process of evaluating the impact of the rule. EPA proposed the rule in 2010 under the name of “Clean Air Transport Rule.”

TVA Integrated Resource Plan and EPA Settlement Agreement

TVA has invested more than $5.3 billion since 1977 to reduce coal-fired power plant emissions. With the Environmental Agreements and its own long-range plans, TVA estimates that it will invest an additional $3.7 billion in the next 10 years on new emission-control equipment and upgrades of existing equipment at its coal-fired plants.

The agreement with EPA also calls for TVA to provide $350 million to fund a number of environmental improvement projects over the next five years. Those include efficiency upgrades to the electric grid; support for energy efficiency enhancements in homes and businesses; assistance to the National Park Service and U.S. Forest Service in restoring and improving lands, watersheds, and forests; and aiding reduction of GHG emissions through efforts such as waste-heat recovery, solar, and landfill-gas energy installations.

For a further discussion of the TVA Integrated Resource Plan and EPA settlement agreement, see Note 16 — EPA Settlement and Regulatory Compliance — Environmental Agreements and Generation Resources — Coal-Fired Generation in Challenges and Key Initiatives above.

Climate Change

Regulation.  In December 2010, EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating GHG emissions from oil and coal-fired electric generating units.  On June 13, 2011, EPA, states, and environmental groups agreed to a two-month postponement of the agency’s deadline to propose GHG limits on new and modified power plants.  The original deadline for EPA to propose NSPS standards for power plants was July 26, 2011.  EPA must now propose these standards by September 30, 2011. The extension will not affect the deadline to issue the final rule, which is due May 26, 2012. These rules will affect TVA, but the extent of the impact is not yet known.

On March 21, 2011, EPA released a proposed determination that GHG emissions from biomass combustion will not be counted toward emission thresholds for PSD and Title V permitting under the second phase of EPA’s Tailoring Rule for a period of three years.  The rule will take effect July 1, 2011.  EPA will examine how to evaluate carbon dioxide (“CO2”)

emissions from biomass for a three-year interim period.  EPA released a companion document that provides guidance for the determination of “best available control technology”
(“BACT”) in PSD proceedings involving biogenic CO2 emissions from bioenergy facilities.

In March 2011, the White House Council on Environmental Quality (“CEQ”) issued formal guidance to federal agencies on the development of climate change adaptation plans, intended to assist those agencies in fulfilling the requirements of Executive Order 13514.  The guidance requires federal agencies to draft adaptation policy statements by June 3, 2011, and complete adaptation plans by June 4, 2012.  TVA submitted its adaptation policy statement as required on June 3, 2011.

In March 2011, EPA announced that it would defer the March 31, 2011 deadline for submission of the first GHG emission reports under the agency’s Reporting Rule until an unspecified date in order to complete development of an electronic reporting system, which the Mandatory Reporting Rule requires reporting entities to use.  In May 2011, EPA announced the deadline for submission would be September 30, 2011.

Litigation.   See Note 16 for a discussion of GHG litigation to which TVA is a party.

Indirect Consequences of Regulation or Business Trends.  Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks.  The potential indirect consequences could include an increase or decrease in electricity demand, an increase in demand for generation from alternative energy sources, and impacts to the business reputation and public opinion.

Water Quality Control Developments

EPA proposed a new rule on March 28, 2011, designed to minimize the adverse impacts to fish and shellfish from the design and operation of cooling water intake structures at existing power plants.  The new rule identifies proposed changes in the operation of cooling water intakes and modifications to their design.  All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are likely to be subject to the new rule.  Because of the uncertainty of the final rule development and changes to be made in response to comments by EPA, the impacts of the rulemaking are uncertain at this time.  However, these changes could potentially result in significant increases in TVA’s capital costs and operating and maintenance costs.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.
Air, Water, and Waste Quality Estimated Potential Environmental Expenditures At June 30, 2011 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(1)	2011+	$ 23
CCP conversion and remediation(2)	2011-2020	$ 1,396
Proposed clean air projects(3)	2011-2018	$ 3,724
Clean Water Act requirements(4)	2015-2020	TBD*

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
(4) Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act and EPA’s revised steam electric effluent guidelines will be determined upon finalization of the rules.
*  TBD – to be determined as regulations become final.

Legal Proceedings

               From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  TVA had accrued approximately $385 million with respect to Legal Proceedings as of June 30, 2011.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16, which discussion is incorporated by reference into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management Activities in the Annual Report.  See Note 12 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2011.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee (including the Chief Financial Officer and the Vice President & Controller), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 16 and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings, discussions of which are incorporated by reference into this Item 1, Legal Proceedings.

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

The Japanese nuclear events could lead to the imposition of additional requirements or restrictions by NRC or other regulatory bodies relating to the construction, operation, and decommissioning of nuclear units, and the storage of spent fuel.  These requirements or restrictions could negatively affect the cost and schedule for completing Watts Bar Unit 2, as well as substantially increasing the cost of operating TVA’s existing nuclear units.  In addition, if costs to construct nuclear units increase or the public determines that nuclear power is less desirable as a result of the Japanese nuclear events, TVA may be forced to forego any future construction at Bellefonte Nuclear Plant or other facilities.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon-emitting or renewable resources and to grow its generation capacity when faced with retiring or idling certain coal-fired units.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Amendment Dated as of May 9, 2011, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of July 22, 2010, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and Morgan Stanley Bank, N.A., Toronto Dominion (New York) LLC, The Bank of New York Mellon, and First Tennessee Bank, N.A., as Lenders (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 11, 2011, File No. 000-52313)

10.2*	Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA

10.3*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children’s Earth Foundation, and TVA

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS **	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

*  Certain exhibit(s) have been omitted.  TVA hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the Securities and Exchange Commission.
** In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liablity under this section.

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011		TENNESSEE VALLEY AUTHORITY
(Registrant)

	By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ John M. Thomas, III
John M. Thomas, III
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment Dated as of May 9, 2011, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of July 22, 2010, Among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and Morgan Stanley Bank, N.A., Toronto Dominion (New York) LLC, The Bank of New York Mellon, and First Tennessee Bank, N.A., as Lenders (Incorporated by reference to Exhibit 99.1 to TVA’s Current Report on Form 8-K filed on May 11, 2011, File No. 000-52313)

10.2*	Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA

10.3*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children’s Earth Foundation, and TVA

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS **	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

*  Certain exhibit(s) have been omitted.  TVA hereby undertakes to furnish supplementally copies of any of the omitted exhibits upon request by the Securities and Exchange Commission.
** In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liablity under this section.