Form 10-K
period 2011-09-30
Tennessee Valley Authority
filed 2011-11-18
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
Large accelerated filer ☐                                                Accelerated filer ☐
Non-accelerated filer   ☒                                               Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐  No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	8
Customers...	9
Rates...	11
Current Power Supply...	12
Future Power Supply...	20
Fuel Supply...	22
Transmission...	25
Weather and Seasonality...	25
Competition...	26
Research and Development...	26
Environmental Stewardship Activities.................................................................................................................................................................................................	26
Economic Development Activities......................................................................................................................................................................................................	27
Governance...	27
Regulation...	27
Taxation and Tax Equivalents...	29
Environmental Matters...	29
Employees...	37

ITEM 1A. RISK FACTORS...	37

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	45

ITEM 2. PROPERTIES...	45
Generating Properties...	46
Transmission Properties...	46
Natural Resource Stewardship Properties.........................................................................................................................................................................................	46
Buildings...	46
Disposal of Property...	46

ITEM 3. LEGAL PROCEEDINGS...	47

ITEM 4. REMOVED AND RESERVED...	47

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	48

ITEM 6. SELECTED FINANCIAL DATA...	48

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	49
Business Overview...	49
Executive Summary...	49
2011 Highlights...	50
2011 Challenges...	52
Future Challenges...	54
Liquidity and Capital Resources...	57
Results of Operations...	63
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	69
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	69
Fair Value Measurements...	73
New Accounting Standards and Interpretations.................................................................................................................................................................................	75
Legislative and Regulatory Matters....................................................................................................................................................................................................	76
Environmental Matters...	76
Legal Proceedings...	76
Risk Management Activities...	76
Subsequent Events...	80

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	80

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	81
Statements of Operations...	81
Balance Sheets...	82
Statements of Cash Flows...	83
Statements of Changes in Proprietary Capital...................................................................................................................................................................................	85
Notes to Financial Statements...	86
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	143

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................	144

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	144
Disclosure Controls and Procedures..................................................................................................................................................................................................	144
Internal Control over Financial Reporting...........................................................................................................................................................................................	144
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	145

ITEM 9B. OTHER INFORMATION...	146

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	150
Directors...	150
Executive Officers...	152
Disclosure and Financial Code of Ethics.............................................................................................................................................................................................	154
Committees of the TVA Board...	154

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	154
Compensation Discussion and Analysis..............................................................................................................................................................................................	154
Executive Compensation Tables and Narrative Disclosures...............................................................................................................................................................	167
Retirement and Pension Plans...	171
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability.............................................	174
Other Agreements...	177
Director Compensation...	177
Compensation Committee Interlocks and Insider Participation...........................................................................................................................................................	179
Compensation Committee Report.......................................................................................................................................................................................................	179

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	179

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	179
Director Independence...	179
Related Party Transactions...	180

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	181

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	183

SIGNATURES...	188
EXHIBIT INDEX...	190

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ARP	Acid Rain Program
ART	Asset retirement trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
KDAQ	Kentucky Division for Air Quality
kWh	Kilowatt-hour(s)
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NDT	Nuclear decommissioning trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSR	New Source Review
PSD	Prevention of Significant Deterioration
QSPE	Qualifying special-purpose entity
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SDE	Seasonal demand and energy

SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TDEC	Tennessee Department of Environment and Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
VIE	Variable interest entity

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

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA’s existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Nuclear Plant (“Watts Bar”) Unit 2 and Bellefonte Nuclear Plant (“Bellefonte”) Unit 1, and cause TVA to forego future construction at these or other facilities;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•	Fines, penalties, natural resource damages, and settlements associated with the Kingston Fossil Plant ("Kingston") ash spill;

•	The outcome of legal and administrative proceedings;

•	Significant changes in demand for electricity;

•	Addition or loss of customers;

•	The continued operation, performance, or failure of TVA’s generation, transmission, and related assets, including coal combustion residual (“CCR”) facilities;

•
The economics of modernizing aging coal-fired generating units and installing emission control equipment to meet anticipated emission reduction requirements, which could make continued operation of certain coal-fired units uneconomical and lead to more than anticipated removals of such units from service, perhaps permanently;

•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental laws or regulations affecting TVA’s fuel suppliers or transporters;

•	Purchased power price volatility and disruption of purchased power supplies;

•
Events involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA’s transmission system is a part, as well as inadequacies in the supply of water to TVA’s generation facilities;

•	Inability to obtain regulatory approval for the construction or operation of assets;

•	Weather conditions;

•
Catastrophic events such as fires, earthquakes, solar events, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA’s service area;

•	Restrictions on TVA's ability to manage real property currently under its control;

•	Reliability and creditworthiness of counterparties;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;

•	Changes in the market price of equity securities, debt securities, and other investments;

•	Changes in interest rates, currency exchange rates, and inflation rates;

•	Rising pension and health care costs;

•	Increases in TVA’s financial liability for decommissioning its nuclear facilities and retiring other assets;

•	Limitations on TVA’s ability to borrow money which may result from, among other things, TVA’s approaching or reaching its debt ceiling and changes in TVA’s borrowing authority;

•
An increase in TVA’s cost of capital which may result from, among other things, changes in the market for TVA’s debt securities, changes in the credit rating of TVA or the U.S. government, and an increased reliance by TVA on alternative financing arrangements as TVA approaches its debt ceiling;

•	Changes in the economy and volatility in financial markets;

•	Inability to eliminate identified deficiencies in TVA’s systems, standards, controls, and corporate culture;

•	Ineffectiveness of TVA’s disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA’s information technology assets to operate as planned and the failure of TVA’s cyber security program to protect TVA’s information technology assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues and expenses incurred; and

•	Unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2011, 2010, etc.) in this Annual Report are to TVA’s fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by “CY,” which references are to calendar years.

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

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million people.  In 2011, the revenues generated from TVA’s electricity sales were $11.7 billion and accounted for virtually all of TVA’s revenues.

TVA also manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies which have jurisdiction and authority over certain aspects of the river system.  TVA’s stewardship responsibilities are conducted within the Tennessee Valley watershed, whose boundaries are similar to, though not exactly the same as, the TVA service area.  TVA’s management of the Tennessee River, its tributaries, and certain shorelines is sometimes referred to as TVA’s “stewardship” program in this Annual Report.

Initially, all TVA operations were funded by federal appropriations.  Direct appropriations for the TVA power program ended in 1959, and appropriations for TVA’s stewardship, economic development, and multipurpose activities ended in 1999.  Since 1999, TVA has funded all of its operations almost entirely from the sale of electricity and power system financings.  The TVA Board also established a council under the Federal Advisory Council Act to advise TVA on its stewardship activities. TVA’s power system financings consist primarily of the sale of debt securities and secondarily of alternative financings such as lease financings.  As a wholly-owned government corporation, TVA is not authorized to issue equity securities.

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

In addition, an amendment to the Federal Power Act (“FPA”) includes a provision that helps protect TVA’s ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission (“FERC”) from ordering TVA to provide access to its transmission lines to others for the purpose of using TVA’s transmission lines to deliver power to customers within substantially all of TVA’s defined service area.  As a result, the anti-cherrypicking provision reduces TVA’s exposure to loss of customers.

TVA’s revenues by state for each of the last three years are detailed in the table below.

Operating Revenues By State For the years ended September 30 (in millions)
	2011	2010	2009
Alabama	$1,699	$1,495	$1,526
Georgia	272	253	264
Kentucky	1,159	1,195	1,252
Mississippi	1,095	974	1,017
North Carolina	58	53	58
Tennessee	7,370	6,693	6,970
Virginia	60	48	51
Subtotal	11,713	10,711	11,138
Sale for resale and other	10	2	4
Subtotal	11,723	10,713	11,142
Other revenues	118	161	113
Operating revenues	$11,841	$10,874	$11,255

TVA Locations

KENTUCKY
VIRGINIA
W. V.
IL.
MISSOURI
ARK.
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Ohio River
Mississippi River
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Fossil Plant
Lovers Lane Soccer Complex
Duffield Primary School
Clear Creek Dam
Beaver Creek Dam
Ft. Patrick Henry Dam
South Holston Dam
Boone Dam
Wilbur Dam
Watauga Dam
Doakes Creek Dam
John Sevier Fossil Plant & Dam
(COMBINED CYCLE UNDER CONSTRUCTION)
Gleason Combustion Turbine
Cumberland Fossil Plant
Adventure Science Center
Gallatin Fossil Plant &Combustion Turbine
Morgan County Vocational Technical School
Buffalo Mountain
Norris Dam
Cherokee Dam
Nolichucky Dam
Johnsonville Fossil Plant & Combustion Turbine
American Museum of Science and Energy
Bull Run Fossil Plant
Ijams Nature Center
Douglas Dam
Cocke County High School
Kingston Fossil Plant
Melton Hill Dam & Lock
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Great Falls Dam
Ft. Loudoun Dam & Lock
Tellico Dam
Dollywood
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Fontana Dam
Lagoon Creek Combustion Turbine
Brownsville Combustion Turbine
Normandy Dam
BRIDGES Center
Allen Fossil Plant, Combustion Turbines, & Methane Facility
Tims Ford Dam
Sequoyah Nuclear Plant
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Chickamauga Dam & Lock
Ocoee #1 Dam
Ocoee #2 Dam
Pickwick Landing Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Finley Stadium
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
Southaven Combined-Cycle Plant
Magnolia Combined-Cycle Plant
Florence Water Treatment Facility
Colbert Fossil Plant & CombustionTurbine
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Widows Creek Fossil Plant
Bellefonte Nuclear Plant
(UNDER DEVELOPMENT)
University of Mississippi Intramural Sports Complex
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Albertville Diesel Generator
Caledonia Combined-Cycle Plant
Mississippi State University
Kemper Combustion Turbine
Meridian Diesel Generator
LEGEND
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Nuclear Plant Under Construction
TVA Combined-Cycle Plant
TVA Combustion Turbine Plant
TVA Diesel Generator
TVA Pumped-Storage Plant
TVA Customer Service Office
TVA Economic Development Office
TVA Watershed Team Office
Green Power Switch® Solar Site
Green Power Switch® Wind Site
Green Power Switch® Methane Site
0
20
40
60 mi.
N
Sept. 2011

Customers

TVA is primarily a wholesaler of power.  It sells power to distributor customers which then resell power to their customers at retail rates.  TVA’s distributor customers consist of (1) municipalities and other local government entities (referred to collectively below as “municipalities”) and (2) cooperative organizations of citizens (“cooperatives”).  These municipalities and cooperatives operate public power electric systems that are not doing business for profit but are operated primarily for the purpose of supplying electricity to their own citizens or members.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power that exceeds the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other electric systems.

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2011	2010	2009
Sales of electricity
Municipalities and cooperatives	$10,144	$9,275	$9,644
Industries directly served	1,440	1,321	1,367
Federal agencies and other	139	117	131
Total sales of electricity	11,723	10,713	11,142
Other revenues	118	161	113
Operating revenues	$11,841	$10,874	$11,255

Municipalities and Cooperatives

Revenues from distributor customers accounted for 86 percent of TVA’s total operating revenues in 2011.  At September 30, 2011, TVA had wholesale power contracts with 155 municipalities and cooperatives.  Each of these contracts requires distributor customers to purchase from TVA all of their electric power and energy used within the TVA service area.

All distributor customers purchase power under one of three basic termination notice arrangements:

•	Contracts that require five years’ notice to terminate;

•	Contracts that require 10 years’ notice to terminate; and

•	Contracts that require 15 years’ notice to terminate.

The number of distributor customers with the contract arrangements described above, the revenues derived from such arrangements in 2011, and the percentage of TVA’s 2011 total operating revenues represented by these revenues are summarized in the table below.

TVA Distributor Customer Contracts At September 30, 2011
Contract Arrangements(1)	Number of Distributor Customers	Sales to Distributor Customers in 2011	Percentage of Total Operating Revenues in 2011
		(in millions)
15-year termination notice	5	$112	0.9%
10-year termination notice	47	3,390	28.6%
5-year termination notice	103	6,642	56.1%
Total	155	$10,144	85.6%
Note
(1)  Ordinarily the distributor customer and TVA have the same termination notice period; however, in contracts with six of the distributor customers with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Also, under TVA’s contract with Bristol Virginia Utilities, a five-year termination notice may not be given by the distributor customer until January 2018.

TVA’s two largest distributor customers — Memphis Light, Gas and Water Division (“MLGW”) and Nashville Electric Service (“NES”) — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2011, sales to MLGW and NES accounted for nine percent and eight percent, respectively.

The power contracts between TVA and the distributor customers provide for purchase of power by the distributor customers at the wholesale rates established by the TVA Board of Directors (the "TVA Board").  Under section 10 of the TVA Act, the TVA Board is authorized to regulate the municipal and cooperative distributors of TVA power to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  TVA regulates distributor customers primarily through the provisions of TVA’s wholesale power contracts.  All of the power contracts between TVA and the distributor customers require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class, and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the distributor customers are used only for electric system purposes.  Furthermore, almost all of these contracts specify the specific resale rates and charges at which the distributor customers must resell TVA power to their customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.  The regulatory provisions in TVA’s wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for an adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

Other Customers

Revenues from directly served industrial customers accounted for 12 percent of TVA’s total operating revenues in 2011.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

The United States Enrichment Corporation (“USEC”) is TVA’s largest directly served industrial customer.  Sales to USEC for its Paducah, Kentucky, facility represented four percent of TVA’s total operating revenues in 2011.  TVA’s current power supply contract with USEC expires on May 31, 2012.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities — Counterparty Credit Risk — Credit of Customers.  In January 2004, USEC announced its decision to construct a new commercial centrifuge facility in Piketon, Ohio, which is outside TVA’s service area.  TVA believes USEC will reduce its electricity purchases at the Paducah, Kentucky, facility.  Loss of the USEC load would result in a loss of revenue, but the resulting lower demand on the TVA system could result in opportunities to reduce TVA's reliance on less economical power sources.

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

Rate Methodology

In view of demand for electricity and the level of competition, it is reasonable to assume that rates, set at levels that will recover TVA’s costs, can be charged and collected from customers.  Further, the TVA Board has the discretion to determine when costs will be recovered in rates.  As a result of these factors, TVA records certain assets and liabilities that result from the self-regulated ratemaking process that could not otherwise be so recorded under accounting principles generally accepted in the United States.  See Note 1 — Cost-Based Regulation and Note 7.

In setting rates to cover the costs set out in the TVA Act, TVA uses a wholesale rate structure that is comprised of a base rate and a fuel rate that is automatically determined by the operation of the fuel cost adjustment formula each month.  In setting the base rates, TVA uses a debt-service coverage (“DSC”) methodology to derive annual revenue requirements in a manner similar to that used by other public power entities that also use the DSC rate methodology.  Under the DSC methodology, rates are calculated so that an entity will be able to cover its operating costs and to satisfy its obligations to pay principal and interest on debt.  This ratemaking approach is particularly suitable for use by entities financed primarily, if not entirely, by debt capital, such as TVA.

TVA’s revenue requirements for costs or projected costs (other than the fuel, purchased power, and related costs covered by the fuel rate) are calculated under the DSC methodology as the sum of the following components:

•	Operating and maintenance costs;

•	Tax equivalents (other than the amount attributable to fuel cost-related revenues);

•	Other costs in accordance with the TVA Act; and

•	Debt service coverage.

This methodology reflects the cause-and-effect relationship between TVA's costs and the corresponding rates TVA charges for its regulated products and services.  Once the revenue requirements (or projected costs) are determined, they are compared to the projected revenues for the year in question, at existing rates, to arrive at the shortfall or surplus of revenues as compared to the projected costs.  Power rates are adjusted by the TVA Board to a level deemed by the TVA Board to be sufficient to produce revenues approximately equal to projected costs (exclusive of the costs collected through the fuel rate).

Prior to April 2011, TVA’s wholesale rate structure was largely based on end-use customer demand and/or energy consumption.  Under this rate structure, wholesale charges were specified for each customer classification, and each distributor customer’s wholesale bill reflected the application of these charges to actual end-use customers’ volumes within each classification.  Wholesale meter-reading was used only to bill distributors for losses occurring between the wholesale meters and the retail meters.

At its August 20, 2010 meeting, the TVA Board approved revised wholesale and retail rate structures which became effective in April 2011.  The new wholesale and retail rate structures include time-of-use (“TOU”) and seasonal demand and energy (“SDE”) rates.  The revised rate structures provide price signals intended to incentivize distributor and end-use customers to shift energy usage from high-cost periods to less expensive periods.  The rates are not intended to provide additional revenue for TVA (although individual customers may see some effects on their bills), but are intended to more closely align TVA's revenues with its costs.

For distributor customers, the default rate structure is TOU with an option to elect an SDE structure for a limited time.  The TVA Board-approved rate structures provide that all distributor customers are to be on a TOU wholesale structure by no later than October 2012; however, TVA will continue to have discussions with distributors on alternative rate structures.

For directly served and most distributor-served customers with contract demands in excess of five MW, the default rate structure is a TOU structure.  In addition, an optional SDE structure is available.  A majority of directly served and these distributor-served customers transitioned to TOU or SDE pilot rates during the three months ended December 31, 2010 to take advantage of lower transitional fall and winter rates.

As noted above, TVA’s rates also include a fuel cost adjustment that automatically adjusts TVA's rates each month to recover TVA’s fuel costs.  Prior to April 2011, a portion of TVA's fuel costs were included in the base rate, and the fuel cost adjustment formula adjusted the energy rates to collect the total fuel costs relative to the fuel amount included in the base rate.

The new rate structure that became effective in April 2011 removed most fuel costs from the base rate. In conjunction with that change, the rate structure was also revised to establish a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments. Instead of adjusting the energy rates as was the case with the previous rate structure where fuel costs were a component of the base rate, the fuel cost adjustment now establishes the separate fuel rate that is applicable for each month. TVA sometimes refers to this separate fuel rate as the total fuel rate or the total monthly fuel cost.

The TVA Board approved a rate adjustment at its August 18, 2011 meeting that went into effect in October 2011.  The rate adjustment is expected to increase existing wholesale base rate charges by two percent.  See Item 7, Management's Discussion of Financial Condition and Results of Operations — 2011 Highlights — Rate Changes and Adjustments.

Current Power Supply

General

Power generating facilities operated by TVA at September 30, 2011, included 29 conventional hydroelectric sites, one pumped storage hydroelectric site, 11 coal-fired sites, three nuclear sites, 12 natural gas and/or oil-fired sites, two diesel generator sites, one wind energy site (currently nonoperational), and 14 solar energy sites.  In addition, TVA has biomass cofiring capability at one of its coal-fired sites and digester gas cofiring capability at a second coal-fired site. TVA acquires power under power purchase agreements of varying durations as well as short-term contracts of less than 24-hours in duration.

TVA’s generation fleet is among the oldest of any utility in the southeastern United States.  TVA has invested substantially less in maintaining its coal-fired generation assets than surrounding utilities.  Although TVA is planning to increase its maintenance expenditures on its generating assets in 2012, some assets may not operate as planned in the future due to their age and condition.

The following table summarizes TVA’s net generation in millions of kilowatt-hours (“kWh”) by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Operated Generation Facilities For the years ended September 30 (millions of kWh)
	2011			2010			2009
Coal-fired	74,583		52%	74,590		51%	76,794	53%
Nuclear	49,562		34%	53,339		36%	53,047	37%
Hydroelectric	12,706		9%	14,013		9%	11,421	8%
Natural gas and/or oil-fired	6,809		5%	5,475		4%	3,481	2%
Renewable resources (non-hydro)	17	(1)	<1%	4	(1)	<1%	29	<1%
Total	143,677		100%	147,421		100%	144,772	100%
Note (1) Operation and maintenance issues reduced the available renewable generation during 2011 and 2010 from several facilities, including those utilizing methane, solar, and wind.

Net Capability

The following table summarizes the summer net capability in MW TVA had available at September 30, 2011:

SUMMER NET CAPABILITY(1) At September 30, 2011
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service
TVA-Operated Generating Facilities
Coal-Fired
Allen (2)	Tennessee	3	702	1959	1959
Bull Run	Tennessee	1	870	1967	1967
Colbert	Alabama	5	1,184	1955	1965
Cumberland	Tennessee	2	2,386	1973	1973
Gallatin	Tennessee	4	976	1956	1959
John Sevier (3)	Tennessee	4	704	1955	1957
Johnsonville (3)	Tennessee	10	1,206	1951	1959
Kingston	Tennessee	9	1,398	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee (3)	Kentucky	9	1,206	1953	1955
Widows Creek (3)	Alabama	3	974	1954	1965
Total Coal-Fired		53	13,807
Nuclear
Browns Ferry	Alabama	3	3,300	1974	1977
Sequoyah	Tennessee	2	2,282	1981	1982
Watts Bar	Tennessee	1	1,109	1996	1996
Total Nuclear		6	6,691
Hydroelectric
Conventional Plants	Alabama	36	1,188	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	60	1,889	1912	1972
Pumped Storage	Tennessee	4	1,616	1978	1979
Total Hydroelectric		113	5,443
Natural Gas and/or Oil-Fired(4)
Simple Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	600	1975	2000
Gleason	Tennessee	3	360	2000	2000
Johnsonville	Tennessee	20	1,128	1975	2000
Kemper	Mississippi	4	312	2002	2002
Lagoon Creek	Tennessee	12	904	2001	2002
Marshall County	Kentucky	8	616	2002	2002
Subtotal Simple Cycle Combustion Turbine		87	5,236
Combined Cycle Combustion Turbine
Caledonia	Mississippi	3	765	2003	2003
Lagoon Creek	Tennessee	2	540	2010	2010
Magnolia	Mississippi	3	909	2003	2003
Southaven	Mississippi	3	774	2003	2003
Subtotal Combined Cycle Combustion Turbine		11	2,988
Total Natural Gas and/or Oil-Fired		98	8,224
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
Albertville	Alabama	4	4	2000	2000

Total Diesel Generators	9	13
TVA Renewable Resources (non-hydro)(5)		< 1
Total TVA-Operated Generating Facilities		34,178
Contract Renewable Resources (non-hydro)(6)		35
Power Purchase and Other Agreements		3,087
Total Summer Net Capability		37,300
Notes
(1)   Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period.
(2)   17 MW of cofired methane is accounted for as coal generation as opposed to TVA Renewable Resources.
(3) See Current Power Supply — Coal-Fired for a discussion of TVA’s idling plans for coal-fired units.
(4) See Current Power Supply — Natural Gas and/or Oil-Fired for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(5)   TVA’s three wind turbines (2 MW) at its Buffalo Mountain site are currently not operational and do not appear to be economical for returning to operation.  TVA owns 0.3 MW of solar installations at 14 sites.
(6)   Contract Renewable Resources (non-hydro) include wind, landfill gas, and Generation Partners contracts. See Current Power Supply — Purchased Power and Other Agreements for a discussion of TVA's Generation Partners program.

Coal-Fired

TVA began its coal-fired plant construction program in the 1940s, and its coal-fired units were placed in service between 1951 and 1973. Coal-fired units are either active or inactive. TVA considers units to be in an active state when the unit is generating, available for service, or is temporarily unavailable due to equipment failures, inspections, or repairs.  As of September 30, 2011, TVA had 11 coal-fired plants consisting of 53 active units, accounting for 13,807 MW of summer net capability. TVA considers units to be inactive if those units have been retired, mothballed, or placed in inactive reserve.  As of September 30, 2011, TVA had six inactive units, discussed below.

Inactive units may be in three categories: retired, mothballed, or inactive reserve. Retired units are unavailable for service and are not expected to return to service in the future.  TVA currently has no retired units. Mothballed units are unavailable for service but can be brought back into service after some repairs with appropriate amount of notification, typically weeks or months.  As of September 30, 2011, TVA had three mothballed units: Shawnee Unit 10, Widows Creek Unit 2, and Widows Creek Unit 5.  Inactive reserve is the state in which a unit is unavailable for service but can be brought back into service after some minor repairs in a relatively short duration of time, typically measured in days.  As of September 30, 2011, TVA had three units in inactive reserve: Widows Creek Unit 1, Widows Creek Unit 3, and Widows Creek Unit 4.  Effective October 1, 2011, Widows Creek Unit 6 was placed in inactive reserve.  TVA refers to units which are in inactive reserve or mothballed status as idled.

Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those of the Clean Air Act ("CAA") and subsequent laws and regulations. On April 14, 2011, TVA entered into two agreements (collectively, the "Environmental Agreements").  The first agreement is a Federal Facilities Compliance Agreement with the Environmental Protection Agency ("EPA").  The second agreement is with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation.   Under the Environmental Agreements, TVA agreed to retire 18 of its 59 coal-fired units by the end of 2017 and was generally absolved, from any liability, subject to certain limitations and exceptions under the New Source Review ("NSR") requirements of the CAA for maintenance, repair, and component replacement projects that were commenced at TVA's coal-fired units prior to the execution of the agreements. Failure to comply with the terms of the Environmental Agreements would subject TVA to penalties stipulated in the agreements. TVA is taking actions necessary to comply with the Environmental Agreements.

The following table summarizes the actions TVA is required to take under the Environmental Agreements, and actions TVA has already taken or is planning to take with respect to its coal-fired units.

Plant	Total Units	Existing Scrubbers and SCRs(2)	Requirements Under Environmental Agreements	Actions Taken or Planned to Be Taken by TVA
Allen	3	SCRs on all three units	Install scrubbers or retire no later than December 31, 2018	Add scrubbers on all three units by December 31, 2018
Bull Run	1	Scrubber and SCRs on unit	Continuously operate current and any new emission control equipment	Continuously operate existing emission control equipment
Colbert	5	SCR on Unit 5
· Remove from service, control(1), convert(3), or retire Units 1-4 no later than June 30, 2016
· Remove from service, control(1), or retire Unit 5 no later than December 31, 2015
· Control or retire removed from service units within three years
				TVA has not yet decided what actions to take with respect to the Colbert units.
Cumberland	2	Scrubbers and SCRs on both units	Continuously operate current and any new emission control equipment	Continuously operate existing emission control equipment
Gallatin	4	None	Control(1), convert(3), or retire all four units no later than December 31, 2017	Add scrubbers and SCRs on all four units by December 31, 2017
John Sevier	4	None	· Retire two units no later than December 31, 2012 · Remove from service two units no later than December 31, 2012 and control(1), convert(3), or retire those units no later than December 31, 2015	· Retire two units by December 31, 2012 · Remove from service the other two units by December 31, 2012. TVA has not yet decided what additional actions to take with respect to these two units.
Johnsonville	10	None	· Retire six units no later than December 31, 2015 · Retire four units no later than December 31, 2017	· Retire six units by December 31, 2015 · Retire four units by December 31, 2017
Kingston	9	Scrubbers and SCRs on all nine units	Continuously operate current and any new emission control equipment	Continuously operate existing emission control equipment
Paradise	3	Scrubbers and SCRs on all three units	Upgrade scrubbers on Units 1 and 2 no later than December 31, 2012	Upgrade scrubbers on Units 1 and 2 by December 31, 2012
Shawnee	10	None	Control(1), retire, or convert(3) Units 1 and 4 no later than December 31, 2017	· Idled Unit 10 in October 2010 · TVA has not yet decided what actions to take with respect to Units 1 and 4.
Widows Creek	8	Scrubbers and SCRs on Units 7 and 8
· Retire two of Units 1-6 no later than July 31, 2013
· Retire two of Units 1-6 no later than July 31, 2014
· Retire two of Units 1-6 no later than July 31, 2015
· Continuously operate current and any new emissions control equipment on Units 7 and 8.
				· As of September 30, 2011, TVA had idled Units 1-5. · TVA idled Unit 6 effective October 1, 2011. · Continuously operate current or equivalent emissions control equipment on Units 7 and 8
Notes
(1)  If TVA decides to add emission controls to these units, TVA must continuously operate the emission controls once they are installed.
(2)  Selective catalytic reduction systems ("SCRs").
(3) Convert to renewable biomass.

TVA’s long-range plans will continue to attempt to balance the costs and benefits of significant investments at its remaining coal-fired plants without scrubbers and/or SCRs. TVA expects to decide whether to control, convert, or retire its remaining coal-fired capacity on a unit-by-unit schedule.

Coal Combustion Residual Facilities

TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet coal combustion residual (“CCR”) facilities.  The first phase of the evaluation, which is finished, involved a detailed inspection of all wet CCR facilities, detailed documentation reviews, and a determination of any immediate actions necessary to reduce risks.  The second phase of the program, which is also complete, included geotechnical explorations, material testing, stability analyses, and studies.  The study showed that none of TVA’s other coal-fired plants showed the same set of conditions that existed at Kingston Fossil Plant (“Kingston”) at the time of the ash spill, and that the ongoing remediation work being done at the plants should bring all of them within industry standards in terms of stability.  The third phase of the program, which is implementation of recommended actions, is ongoing.  This phase includes risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other wet CCR facilities.  As a part of this effort, an ongoing dam oversight program has been undertaken, and TVA employees have received additional training in dam safety and monitoring.

TVA is planning to convert all of its wet CCR facilities to dry collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by 2022.  At September 30, 2011, $275 million of costs had been incurred since the start of the work. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2011 Challenges — Coal Combustion Residuals for a discussion of the challenges of dealing with coal combustion residuals, and Note 8 for a discussion of the Kingston ash spill.

On December 15, 2010, a leak was identified in the clay liner of the gypsum pond at Kingston. TVA submitted to the Tennessee Department of Environment and Conservation ("TDEC") a two-phase Corrective Action Plan (“CAP”) to install a synthetic liner on the gypsum pond. The synthetic liner is being designed and installed to meet the requirements of the CAP, current TDEC regulations, and anticipated RCRA Subtitle D requirements for CCR storage. The gypsum pond was expected to be back in service by September 2011; however, due to weather and other unforeseeable conditions, implementation of the CAP was delayed. Under the Environmental Agreements, TVA is generally not allowed to operate Kingston after September 20, 2011, without the scrubbers in operation, and the scrubbers cannot be operated unless TVA has the ability to store the gypsum the scrubbers produce. Accordingly, TVA stopped operating Kingston on September 19, 2011, and began the fall maintenance outage to tie in the new dry fly ash handling system. Work on the first phase of the new gypsum storage facility was completed on October 21, 2011 and TDEC approval to place the facility back in operation was received on November 16, 2011. As the Kingston fall outage work is completed, and as power is needed, Kingston's units will be brought back on line.  The approximate cost of the first phase of work for the gypsum facility is $24 million.  The estimate and schedule for the second phase of work has not been established at this time.

Nuclear

TVA has three nuclear sites consisting of six units in operation.  The units at Browns Ferry Nuclear Plant (“Browns Ferry”) are boiling water reactor units, and the units at the Sequoyah Nuclear Plant (“Sequoyah”) and Watts Bar Nuclear Plant (“Watts Bar”) are pressurized water reactor units.  Statistics for each of these units are included in the table below.

TVA Nuclear Power At September 30, 2011
Nuclear Unit	Status	Nameplate Capacity (MW)	Net Capacity Factor for 2011	Date of Expiration of Operating License	Date of Expiration of Construction Permits
Sequoyah Unit 1	Operating	1,221	81.1	2020	—
Sequoyah Unit 2	Operating	1,221	86.8	2021	—
Browns Ferry Unit 1	Operating	1,150	80.5	2033	—
Browns Ferry Unit 2	Operating	1,190	77.7	2034	—
Browns Ferry Unit 3	Operating	1,190	83.7	2036	—
Watts Bar Unit 1	Operating	1,230	80.9	2035	—
Watts Bar Unit 2	Under construction	1,220	—	—	2013

Response to Recent Events.  TVA management has established a response team to analyze the March 2011 events at the Fukushima Daiichi Nuclear Power Plant (“Fukushima Daiichi”) in Japan.  A comprehensive review is in progress to determine the status of safety-related equipment and other aspects of plant operations that affect nuclear, radiological, and personal safety so that TVA can make any necessary changes.  In response to the Japanese nuclear events and the April 27 and April 28, 2011, storms that caused significant damage to the TVA system, TVA is analyzing the ability of its nuclear plants to shut down safely during simultaneous natural disasters.

The nuclear industry and regulators have been working to understand the events that damaged the Fukushima Daiichi reactors and spent fuel storage pools and whether any changes might be necessary at nuclear plants in the United States.  As part of its response to the events at Fukushima Daiichi, the Nuclear Regulatory Commission ("NRC") conducted special inspections of nuclear power plants in the United States, including TVA’s three nuclear power plants.  The focus of the inspections was on the licensee’s capability to mitigate conditions that could result from fire and flood events during an earthquake.  The results of the inspections are reported in letters from the NRC dated May 13, 2011.  The NRC’s reactor oversight process will further evaluate any issues identified during the inspection and will determine, in a separate report, whether there are regulatory findings or violations, but no response to the May 13, 2011 letters was required.  Although the NRC is still evaluating the inspection results, no material concerns have been identified relating to any of TVA’s nuclear power plants nor have any of these activities yet resulted in new regulatory requirements affecting any of the plants.

The NRC also formed the Near-Term Task Force ("task force") on the Fukushima Event to perform a systematic and methodical review of its regulations and practices to determine if any changes should be made to further ensure health and safety protections in light of what has been learned from the Japanese nuclear events.  On July 13, 2011, the task force released its first report.  The task force report recommends that the NRC pursue both short-term and long-term actions to improve its safety regulations and oversight. The report also recommends that the NRC propose safety improvements in areas ranging from loss of power to earthquakes, flooding, spent fuel pools, containment venting, and emergency preparedness.  The task force’s recommended strategy includes several rulemaking activities to establish new requirements and interim actions to be taken while the rulemaking activities are conducted.  The NRC staff reviewed the task force's July 2011 report and provided a proposal to the NRC Commissioners on its recommendations. On October 19, 2011, the NRC voted to fast track seven of the 12 recommendations from the task force. Recommendations for action in the short-term include reevaluating seismic and flood hazards; strengthening the ability to withstand complete loss of power; improving spent fuel monitoring instrumentation; and bolstering emergency operating procedures and plant staff training. Longer-term actions include improvements to the containment structures that surround nuclear reactors, especially for the 23 U.S. reactors with designs similar to those in Japan (including TVA's Browns Ferry), and improvements to venting systems that are used to relieve steam pressure inside the containment structures following an accident. TVA does not yet know the extent to which the changes in the regulations, programs, and processes of the NRC as a result of the recommendations of the task force will affect its operations.  See Note 20 — Legal Proceedings — Petitions Resulting from Japanese Nuclear Events.

The Japanese nuclear events have also created broader economic uncertainties that may affect future nuclear plant operating costs.  The political climate, public pressure, or other forces may make it more difficult or expensive to continue to operate, construct, or improve nuclear power generation facilities.  Internationally, some governments are changing their positions on nuclear power.  For example, operations have been suspended at several existing nuclear power facilities in Japan, and Germany has committed to the elimination of its use of nuclear power altogether by 2022.  Legislation has been introduced in the U.S. Congress that would require an overhaul of the NRC safety regulations.  TVA cannot predict whether this or any similar legislation may be enacted and, if enacted, the impact on the operation and costs of TVA’s nuclear power plants.  These broader economic uncertainties could adversely affect the demand for nuclear power, and TVA cannot know their impact on its operations.

Sequoyah License Renewal.  On August 5, 2009, TVA notified the NRC of its intent to submit license renewal applications for both Sequoyah units in the third quarter of 2013.  If approved, the licenses for both units would be extended by an additional 20 years to 2040 for Unit 1 and 2041 for Unit 2.  On May 25, 2011, TVA amended its schedule and notified the NRC of its intent to submit license renewal applications for both Sequoyah units in the second quarter of 2013. In June 2011, TVA issued a final Supplemental Environmental Impact Statement ("SEIS") that addresses the impacts of renewing Sequoyah's operating licenses. On August 18, 2011, the TVA Board approved proceeding with the license renewal application development and submittal. The NRC's review of the applications is expected to take up to three years after their submission.

Completion of Nuclear Units.  On August 1, 2007, the TVA Board approved the completion of Watts Bar Unit 2.  This unit is expected to be completed in CY 2013 and to provide approximately 1,180 MW of summer net capability.   In addition, on August 18, 2011, the TVA Board approved the completion of Bellefonte Nuclear Plant (“Bellefonte”) Unit 1.  This unit is expected to be completed by 2020 and to provide approximately 1,260 MW of summer net capability.  See Future Power Supply — Nuclear Generation for more information regarding these projects.

Other Nuclear Matters. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — 2011 Challenges — Construction Projects for a discussion of challenges associated with the Watts Bar Unit 2 construction project, challenges associated with the construction of a cooling tower at Browns Ferry, a problem involving a Browns Ferry Unit 1 low pressure coolant injection valve, and the impact of extreme weather on the operation of Browns Ferry Unit 1, Note 20 — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 20 — Legal Proceedings for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Hydroelectric

TVA maintains 29 conventional hydroelectric dams throughout the Tennessee River system and one pumped-storage facility for the production of electricity.  At September 30, 2011, these facilities accounted for 5,443 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation, runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generated also depends on the availability of TVA's hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on more expensive generation plants and purchased power.  In addition, four hydroelectric dams owned by a third party on the Little Tennessee River and eight U.S. Army Corps of Engineers dams on the Cumberland River contribute to the TVA power system.  See Weather and Seasonality.

TVA’s Hydro Modernization Program began in 1992 to address reliability issues on a majority of its conventional hydroelectric units and on its Raccoon Mountain pumped storage facility.  At September 30, 2011, uprates to 57 hydroelectric units were completed.  The capacity gain was 565 MW, and the average efficiency gain was approximately five percent.  There are 38 units remaining to be uprated for reliability and/or capacity increases.

A preliminary analysis performed as part of an update to TVA’s hydrology model indicated that under "probable maximum flood" assumptions, four of TVA's dams would not be high enough to contain the flood waters. A "maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely. TVA implemented interim dam modifications in the second quarter of 2010. Permanent dam modifications are being assessed to determine appropriate changes needed at TVA dams.

As a result of the update to TVA’s hydrology model, TVA is performing additional hydrological assessments at all of its other dams.  The total financial impact of permanent modifications to any additional dams identified as a result of the assessment is being evaluated and should be completed during the later part of 2012.

Natural Gas and/or Oil-Fired

On August 31, 2011, TVA purchased the Magnolia Combined Cycle Plant ("Magnolia") for $436 million.  The three-unit natural gas-fired plant is located in Benton County, Mississippi, and has a summer net capability of 909 MW.  At September 30, 2011, TVA operated 98 combustion turbine units, 87 of which are simple-cycle and 11 of which are combined cycle.  The 87 simple-cycle units provide a maximum of 5,236 MW of summer net capability.  The 11 combined cycle units provide a maximum of 2,988 MW of summer net capability.  Eighty of the simple-cycle units are fueled by either natural gas or diesel fuel.  The remaining seven simple-cycle units as well as the 11 combined cycle units are fueled by natural gas only.  Seventy-six of the simple-cycle units are capable of quick-start response allowing full generation capability in approximately 10 minutes.  TVA uses simple-cycle units as peaking or backup units.  Their relatively low capital requirements and quick start-up capabilities make them favorable for intermittent operation to generate power in periods of high demand or to provide ancillary services. Additionally, low natural gas prices during 2011 have made these units more economical to operate.  At September 30, 2011, 24 of the simple-cycle combustion turbine units were leased by private entities and leased back to TVA under long-term leases. TVA also leases the three Caledonia combined cycle units under a long-term lease.  Since April 17, 2009, Seven States Southaven, LLC (“SSSL”) has owned an undivided 90 percent interest in the three Southaven combined cycle units, and TVA has entered into an agreement under which TVA leases SSSL’s undivided 90 percent interest in Southaven and operates the entire facility through April 23, 2013.  For additional details, see Note 12.

Diesel Generators

TVA has two diesel generator plants consisting of nine units.  At September 30, 2011, these facilities provided 13 MW of summer net capability.

Renewable Resources

TVA owns three wind turbines, capability for digester gas cofiring and biomass cofiring (located at coal-fired sites), and 14 solar energy sites.  At September 30, 2011, the wind sites did not provide any summer net capability because they were not operational and the digester gas cofiring site and solar sites provided less than 1 MW of summer net capability.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2011, TVA acquired approximately 20 percent of the power that it purchased on the power spot market, six percent through short-term power purchase agreements (agreements with a duration of one year or less but longer than the term of spot market purchase), and approximately 74 percent through long-term power purchase agreements (agreements with a duration of more than one year).

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2012 and 2032, and the most significant of these contracts are described below.

Power Purchase Contracts (Excluding Wind Contracts) At September 30, 2011
Type of facility	Location	Summer Net Capability (MW)	Contract Termination Date
Natural gas	Alabama	720	2012
Natural gas	Alabama	500	2012
Natural gas	Mississippi	690	2013
Lignite	Mississippi	440	2032

Under federal law, TVA is required to purchase energy from qualifying facilities, cogenerators, and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.  At September 30, 2011, there were five suppliers, with a combined capacity of 914 MW, whose power is purchased by TVA under this law.

At September 30, 2011, TVA was a party to nine contracts of approximately 20 years' duration for the purchase of up to 1,565 MW of energy from wind generation in various midwest states.  TVA began receiving up to 415 MW of energy under these contracts during 2010 and expects to begin receiving energy under the remainder of the contracts during 2012 and 2013 as long as environmental and other contingencies in these contracts are satisfied. TVA may work with counterparties to renegotiate or even terminate existing arrangements based on its evaluation of the economics of the contracts given that bringing power from distant locations raises transmission issues and costs.

Renewable Wind Contracts At September 30, 2011
Location of Wind Farm	Wind Farm Nameplate Capacity (in MW)	Date Delivery Began or Is Expected to Begin
Illinois	300 *	2010
Iowa	115	2010
Iowa	83	2012
Iowa	101	2012
Kansas	201	2012
Kansas	165	2013
Illinois	200	2012
Illinois	150	2012
South Dakota	250	2013
Note
*TVA is currently purchasing the energy output of this 300 MW of generation. The owner of the facility retains the renewable attributes, but TVA has the option to purchase the renewable attributes of this generation in the future.

In addition, TVA has contracted for 27 MW of nameplate renewable energy generation from 15 wind turbine generators located in Buffalo Mountain near Oak Ridge, Tennessee.

In 2003, TVA developed a Generation Partners program to test the interest and feasibility of renewable consumer-owned generation as a source of power for TVA.  Since 2009, TVA has seen the program grow from 79 installations to nearly 700 installations in operation providing more than 30 MW of solar, wind, and biomass generation.  In addition, there are more than 300 projects approved by TVA that are in various stages of construction.  Those projects represent an additional 45 MW of renewable power.

The Renewable Standard Offer program is a pilot program that began in October 2010. Under the program, TVA will accept up to 100 MW of renewable energy. At September 30, 2011, TVA had 8 MW of renewable energy signed up under the program, including two landfill gas generation projects and two solar projects.

Technology advancements will be needed to address some of the operational issues associated with some renewable energy sources, such as energy storage to address intermittency.   In addition, most renewable energy resources are geographically specific.  Some regions of the United States have an abundance of wind and solar resources, whereas other regions have more hydroelectric resources.  Regional differences and limitations play a primary role in the types and amount of renewable and clean energy developed across the country.  Within the area served by TVA, two of the most abundant renewable resources are hydroelectric and biomass.  Feasible wind energy in this region is primarily associated with mountain top and ridgeline installations, and the total potential capacity is more limited when compared to other parts of the nation where wind energy is more abundant.  If TVA is required to increase its use of renewable resources and the cost of doing so is greater than the costs of other sources of generation, TVA’s costs may increase.

During the past five years, TVA supplemented its power generation through power purchases as follows:

Purchased Power* For the years ended September 30
	2011	2010	2009
Millions of kWh	27,168	28,782	22,088
Percent of TVA’s Total Power Supply	15.9%	16.3%	13.1%
Note
* Purchased power amounts include generation from Caledonia, which is currently a leased facility operated by TVA. Additionally, purchased power amounts include generation from Magnolia for 2009, 2010, and for a portion of 2011. On August 31, 2011, TVA acquired Magnolia.

Future Power Supply

During 2011, the TVA Board accepted an Integrated Resource Plan (“IRP”), the purpose of which is to create a framework for the analysis of alternatives to address the electricity needs in TVA's service area for the next 20 years. TVA has adopted a vision to lead the nation toward a cleaner energy future. TVA intends to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building and/or leasing assets or entering into purchased power agreements.  TVA also intends to employ a diverse mix of energy generating sources and is working toward obtaining greater amounts of its power supply from clean (low or zero carbon emitting) or renewable resources.

Coal-Fired Generation

Consistent with its vision and IRP, TVA is planning to significantly reduce its reliance on coal-fired generation in the future.  See Current Power Supply — Coal-Fired above.

Nuclear Generation

Watts Bar Unit 2.  On August 1, 2007, the TVA Board approved the completion of Watts Bar Unit 2. The project was originally scheduled to be completed in CY 2012 for an anticipated cost of approximately $2.5 billion, excluding allowance for funds used during construction (“AFUDC”) and the cost of the initial fuel load. TVA has a license to receive and store new nuclear fuel for use in the unit.  TVA has applied for an operating license from the NRC and plans to load the new fuel into the Watts Bar Unit 2 reactor following the receipt of the operating license. The project's schedule has experienced some delays as a result of lower than expected construction productivity. Additional delays are expected related to licensing, including a delay from a hearing to be scheduled to take place before an Atomic Safety and Licensing Board to resolve a pending aquatic contention. See Note 20 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2. As a result, the completion of Watts Bar Unit 2 will take longer than originally planned. As discussed above, on July 13, 2011, the NRC's Near-Term Task Force on the Fukushima Event released its review of insights from the Japanese nuclear events. The report and recommendations based upon it could result in TVA being required to make changes to its operating nuclear units and Watts Bar Unit 2. Such changes are expected to impact the cost and schedule of the project. As a result of one or more of the above developments, TVA believes that the Watts Bar Unit 2 completion date will extend into CY 2013, rather than the last quarter of CY 2012. The construction project and schedule for Watts Bar Unit 2 is currently being reviewed by TVA.  Project costs are expected to significantly exceed the previous estimate of approximately $2.5 billion. Updates to the schedule and cost estimates are expected to be completed by the second quarter of  FY 2012.

Bellefonte Units 1 and 2.  On August 18, 2011, the TVA Board approved the completion of Bellefonte Unit 1.  The project is expected to be completed by 2020 for anticipated additional costs of $4.9 billion, exclusive of AFUDC and the cost of the initial fuel load.  Advance notification by TVA and additional reviews by both TVA and the NRC are required before construction activities resume.  In addition, the TVA Board directed TVA staff not to resume construction activities until the initial loading of fuel at Watts Bar Unit 2 has been accomplished.  See Note 20 — Legal Proceedings  —  Case Regarding Bellefonte Nuclear Plant Units 1 and 2. On September 29, 2011, the NRC extended the Unit 1 and Unit 2 construction permits for Bellefonte to October 2020. The extension is expected to provide the time necessary to complete engineering, licensing, and construction of Unit 1. Bellefonte's construction permits are currently in deferred plant status. TVA will provide notice to the NRC at least four months in advance of activating construction. Asset-preservation and equipment-maintenance activities for Units 1 and 2 are continuing at the site, as well as Unit 1 engineering design work, detailed plant system physical reviews, and assessments.

Bellefonte Units 3 and 4.  In October 2007, TVA submitted a combined construction and operating license application ("CCOLA") to the NRC for two new designed Advanced Passive 1000 reactors to be located at the Bellefonte site and designated as Bellefonte Units 3 and 4.  On September 29, 2010, TVA notified the NRC that the recently completed final SEIS had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, with the exception of the ongoing review of hydrology-related portions of the application, TVA requested that the NRC defer review of the Bellefonte Units 3 and 4 CCOLA pending a final decision of the TVA Board regarding new generation capacity at the Bellefonte site.  Contentions have been filed with respect to this application.  See Note 20 — Legal Proceedings — Administrative Proceedings Regarding Bellefonte Units 3 and 4.

Extended Power Uprate.  TVA is undertaking an Extended Power Uprate (“EPU”) project at Browns Ferry which is expected to increase the amount of electrical generation by increasing the amount of steam produced by the reactors. Additional fuel would be added to the reactors during each refueling outage to support the increased steam production.  The NRC license for each reactor must be modified to allow reactor operation at the higher power level.  TVA has submitted license amendment requests and is currently in discussions with the NRC on selected technical issues affecting EPU licensing.  The result of these discussions may impact the amount of power level increase realized by the EPU.  Completion of the licensing process will determine the final implementation schedule.

Other Nuclear Initiatives.  TVA signed a letter of intent to begin evaluating a site and perform studies for a small modular reactor ("SMR") at its Clinch River site in Oak Ridge, Tennessee. The SMR would have a scalable, modular design allowing utilities to add electrical generation capacity in increments of 150-300 MW. The SMR could be competitive with and able to be built more quickly than larger reactors on the market. TVA notified the NRC in August 2010 that it intends to submit a construction permit application for up to six SMR units on the Clinch River site by the third quarter of 2012.

Impact of Recent Events.  TVA believes that the responses to the Japanese nuclear events could translate into changes in plant operations, design, or safety and the imposition of additional requirements by the NRC or other regulatory bodies.  Should potential changes prove to be significant, the schedule for the commercial operation of Watts Bar Unit 2, as well as future plans for construction at Bellefonte Unit 1 or other facilities, could be affected.  To date, several petitions have been filed with the NRC that seek to take actions in response to the Japanese nuclear events that could impact TVA nuclear operations or licensing activities if the requested actions are taken by the NRC.  See Note 20 — Legal Proceedings — Petitions Resulting from Japanese Nuclear Events.

Natural Gas-Fired Generation

Part of TVA’s strategy of portfolio diversification and reducing air emissions involves the addition of natural gas plants to its generation fleet in the near future.  During 2011, TVA expanded its fleet of natural gas-fired units by purchasing Magnolia in Benton County, Mississippi. In addition, TVA is in the process of completing the John Sevier Combined Cycle Facility in northeastern Tennessee.  TVA expects to complete this combined cycle facility by mid-CY 2012.  The completed facility is expected to add approximately 880 MW of summer net capability to the TVA system at a cost of approximately $820 million. TVA may also decide to make further strategic investments in natural gas-fired facilities in the future.  See Current Power Supply — Natural Gas and/or Oil-Fired and Note 19 — New Generation — Combined Cycle.

Hydroelectric Generation

Hydroelectric generation will continue to be an important part of TVA’s energy mix as TVA strives to provide clean and low-cost energy.  TVA through its Hydro Modernization Program continues to assess its conventional hydroelectric units for reliability and/or capacity increases through 2030.  Annual hydroelectric generation is highly dependent on weather conditions and can vary significantly from year to year.

Future Wind Contracts

For a discussion of future wind contracts, see Current Power Supply — Purchased Power and Other Agreements.

Power Purchases

Purchasing power from others will likely remain a component of how TVA addresses the power needs of its service area.  TVA intends to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, entering into purchased power agreements.

Energy Efficiency and Demand Response Programs

TVA, in partnership with its distributors and directly served customers, is developing a broad portfolio of energy efficiency and demand response programs designed to help reduce long-term energy supply costs in the TVA service area.  An effective set of energy efficiency and demand response programs is consistent with TVA's vision to be one of the nation's leading providers of low-cost and cleaner energy by 2020 and its goal to become the regional leader in energy efficiency.  TVA is currently working with its power distributors and directly served customers to develop a five-year plan for its energy efficiency and demand response programs building on success of its program in 2010 and 2011.  TVA realized 210 gigawatt hour ("GWh") and 559 GWh of energy efficiency savings in 2010 and 2011, respectively, and expects those savings to continue to grow through 2015.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table summarizes TVA’s expenses for various fuels for the years indicated:

Fuel for TVA-Operated Facilities* For the years ended September 30 (in millions)
	2011	2010	2009
Coal	$2,315	$2,126	$2,127
Natural gas	265	236	129
Fuel oil	54	38	38
Nuclear fuel	261	277	267
Total fuel	$2,895	$2,677	$2,561
Note
* Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amount of $31 million, $(585) million, and $553 million for the years ended September 30, 2011, 2010, and 2009, respectively.

The following table indicates TVA’s average fuel expense by generation-type for the years indicated:

Fuel Expense Per kWh* For the years ended September 30 (cents/kWh)
	2011	2010	2009
Coal	3.17	2.90	2.81
Natural gas and fuel oil	3.96	4.37	3.77
Nuclear	0.53	0.52	0.50
Average fuel cost per kWh net thermal generation from all sources	2.21	2.01	1.92
Note * Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense.

TVA also has tolling agreements under which it obtains electricity from outside suppliers.  Under these tolling agreements, TVA supplies the fuel to the outside supplier, and the outside supplier converts the fuel into electricity.  The following table indicates the cost of fuel supplied by TVA under these agreements and also the average fuel expense per kWh for the years indicated:

Natural Gas Purchases for Tolling Plants For the years ended September 30
	2011	2010	2009
Cost of fuel (in millions)	$343	$381	$255
Average fuel expense (cents/kWh)	5.40	5.93	6.54

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2011 was approximately 36 million tons.  At September 30, 2011, and 2010, TVA had 29 days and 36 days of system-wide coal supply at full burn rate, respectively, with net book values of $404 million and $465 million, respectively.

TVA utilizes both short-term and long-term (longer than one year) coal contracts.  During 2011, long-term contracts made up 96 percent of coal purchases and short-term contracts accounted for the remaining four percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2011, TVA purchased coal by basin as follows:

•	38 percent from the Illinois Basin;

•	33 percent from the Powder River Basin in Wyoming;

•	18 percent from the Uinta Basin of Utah and Colorado; and

•	11 percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Total system coal inventories were at or below target levels for most of 2011.  During 2011, 38 percent of TVA’s coal supply was delivered by rail, 22 percent was delivered by barge, and 32 percent was delivered by a combination of barge and rail.  The remainder was delivered by truck.

Natural Gas and Fuel Oil

During 2011, TVA purchased substantially all of its natural gas requirements from a variety of suppliers under contracts with terms of one year or less but managed its exposure to spot market volatility through its Financial Trading Program ("FTP"). At September 30, 2011, all but 18 of TVA’s gas generation units were dual fuel capable, and TVA has fuel oil stored on each site for its dual fuel combustion turbines as a backup to natural gas.

During 2011, TVA purchased substantially all of its fuel oil on the spot market, but managed its exposure to spot market volatility through its FTP.  At September 30, 2011, and 2010, the net book value of TVA’s natural gas in inventory was $7 million and $8 million, respectively, and the net book value of TVA’s fuel oil in inventory was $77 million and $66 million, respectively.

Nuclear Fuel

Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward five-year (2012-2016) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available.

TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) to be blended with other uranium.  The enriched uranium that results from this blending process, which is called blended low enriched uranium (“BLEU”), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through at least 2016.  BLEU fuel was loaded into Sequoyah Unit 2 in CY 2008, CY 2009 and CY 2011.

Under the terms of an interagency agreement between the DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  See Note 1 — Blended Low Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA owns all nuclear fuel held for its nuclear plants.  At September 30, 2011, and 2010, the net book value of this nuclear fuel was $1.1 billion.

Mixed Oxide Nuclear Fuel.  TVA signed an interagency agreement with the DOE on February 25, 2010, for pre-planning and evaluation activities under which the DOE would reimburse TVA for its costs in investigating the potential use of mixed oxide (“MOX”) fuel in TVA’s Browns Ferry and Sequoyah nuclear reactors.  The MOX fuel is a mixture of plutonium and depleted uranium oxide with the plutonium originating from surplus nuclear weapon material.  The DOE is building a plant near Aiken, South Carolina to produce MOX fuel.

The DOE is completing a SEIS with TVA as a cooperating agency to evaluate the potential impact of MOX fuel at Sequoyah and Browns Ferry.  TVA is in the evaluation phase and has not committed to using MOX fuel.  TVA will only go forward with the program if TVA believes it is safe to do so and will result in a benefit to TVA customers.  A decision on whether to go from the evaluation to a licensing phase is expected at the end of 2012.  A significant regulatory and planning effort must be completed before the first potential delivery of MOX fuel in 2018.

Low-Level Radioactive Waste.  Low-level radioactive waste (“radwaste”) results from the normal operation of nuclear units and includes such materials as disposable protective clothing, mops, and filters.  TVA has certain types of radwaste processed and shipped to a disposal facility in Clive, Utah, and TVA also stores some radwaste at its own facilities.  In June 2011, TVA entered into a six year contract to enable shipments of radwaste to a new burial facility in Andrews, Texas.  TVA is also capable of storing radwaste at its facilities for an extended period of time.

Spent Nuclear Fuel.  Under the Nuclear Waste Policy Act of 1982, TVA (and other domestic nuclear utility licensees) entered into a contract with the DOE for the disposal of spent nuclear fuel.  Payments to the DOE are based upon TVA’s nuclear generation and charged to nuclear fuel expense.  Although the contracts called for the DOE to begin accepting spent nuclear fuel from the utilities by January 31, 1998, the DOE has yet to establish a permanent disposal site for spent nuclear fuel.  TVA, like other nuclear utilities, stores spent nuclear fuel at its nuclear sites.  TVA would have had sufficient space to continue to store spent nuclear fuel in storage pools indefinitely had the DOE begun accepting spent nuclear fuel.  The DOE’s failure to do so in a timely manner required TVA to construct dry cask storage facilities at Sequoyah and Browns Ferry and to purchase special storage containers for the spent nuclear fuel.  The Sequoyah and Browns Ferry dry cask storage facilities have been in use since 2004 and 2005, respectively, and are expected to provide storage capacity through 2026 at Sequoyah and 2018 at Browns Ferry.  Watts Bar has sufficient storage capacity in its spent fuel pool to last until approximately 2015.  In September 2010, the NRC announced its approval of final revisions to its waste confidence findings and regulations expressing the NRC’s confidence that spent nuclear fuel can be safely stored for at least 60 years beyond the licensed life of any reactor and that sufficient repository capacity will be available when necessary.

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001.  In August 2006, the United States paid TVA almost $35 million in damages awarded by the Court of Federal Claims, which offset partially the construction costs of the dry cask storage facilities that TVA incurred through 2004.  The United States has also paid TVA approximately $35 million in damages to offset costs for on-site storage from 2005 to 2008.  TVA entered into a settlement agreement with the United States in July 2011 that delineates recoverable and non-recoverable costs from the United States for the disposal of spent nuclear fuel and that sets forth a claim submittal and review process. TVA anticipates submitting additional claims to the DOE on an annual basis pursuant to the settlement agreement.

Tritium-Related Services.  TVA and the DOE are engaged in a long-term interagency agreement under which TVA will, at the DOE’s request, irradiate tritium producing burnable absorber rods to assist the DOE in producing tritium for the Department of Defense (“DOD”).  This agreement, which ends in 2035, requires the DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per tritium-producing rod over the period when irradiation has occurred.

In general, tritium-producing rods are irradiated for a full fuel cycle, which lasts about 18 months.  At the end of the cycle, TVA removes the irradiated rods and loads them into a shipping cask.  The DOE then ships them to its tritium-extraction facility.  TVA loads a fresh set of tritium-producing rods into the reactor during each refueling outage.  Irradiating the tritium-producing rods does not affect TVA’s ability to operate the reactors to produce electricity.

The interagency agreement provides for irradiation services to be performed in Watts Bar Unit 1 and Sequoyah Units 1 and 2.  TVA has provided irradiation services using only Watts Bar Unit 1 since 2003.  TVA believes it can meet the DOE and the DOD tritium requirements using Watts Bar Unit 1 while maintaining Sequoyah reactors as backups.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has 62 interconnections with 14 neighboring electric systems, and delivered nearly 168 billion kWh of electricity to TVA customers in 2011.  In carrying out its responsibility for grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability over the last 12 years in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

To the extent that federal law requires access to the TVA transmission system, the TVA transmission organization offers transmission services to others to transmit power at wholesale in a manner that is comparable to TVA's own use of the transmission system.  TVA has also adopted and operates in accordance with a published Standards of Conduct for Transmission Providers and separates its transmission functions from its marketing functions.

TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation (“NERC”) and approved by the FERC.   These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system.  These standards include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings.  TVA recognizes that reliability standards and expectations are becoming more complex and stringent for transmission systems. Compliance with these standards and expectations may necessitate additional personnel and expanded programs to address the associated exposure to risk of noncompliance.  TVA continues to evaluate its options to meet these new measures.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA uses degree days to measure the impact of weather on its power operations.  Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  During 2011, TVA had 280, or nearly eight percent, fewer heating degree days and 215, or over nine percent, fewer cooling degree days than in 2010.

	2011	Percent Change	2010	Percent Change	2009
Combined degree days (normal 5,223)	5,541	(8.2)%	6,036	15.9%	5,209

TVA’s power system is generally a dual-peaking system where the demand for electricity peaks during the summer and winter months to meet cooling and heating needs.  TVA met an all-time summer peak demand of 33,482 MW on August 16, 2007, at 102 degrees Fahrenheit and an all-time winter peak demand of 32,572 MW on January 16, 2009, at nine degrees Fahrenheit.  As a result of a cold wave during the first week of January 2010, TVA set a number of energy demand records.  A new total daily energy demand record of 701 GWh was set on January 8, 2010, and a total weekly energy demand record of 4,633 GWh was set for the seven-day period ended January 10, 2010, when TVA experienced an average demand of 27,582 MW per hour for the entire week.

After several years of dry weather and drought conditions in the TVA service area, rainfall and runoff totals improved in the Tennessee Valley during 2011 and 2010.  Rainfall in the Tennessee Valley was 96 percent of normal in 2011 and 93 percent of normal in 2010.  Runoff was 95 percent of normal in 2011 and 111 percent of normal in 2010.  Runoff is the amount of rainfall that is not absorbed by vegetation or the ground and actually reaches the rivers and reservoirs that TVA manages.  TVA’s conventional hydroelectric generation decreased nine percent in 2011 over 2010, and increased 21 percent in 2010 over 2009.  Conventional hydroelectric generation was 94 percent of normal in 2011 and 103 percent of normal in 2010.  See Item 1A, Risk Factors, for a discussion of the potential impact of weather on TVA.

TVA’s service area experienced an unprecedented series of storms on April 27, 2011, and April 28, 2011, causing significant damage to the TVA power system.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2011 Challenges — Weather Extremes for more information regarding the impact of the storms on TVA.  In addition, during the summer of 2011, as in prior years, TVA had to reduce generation from certain nuclear and coal-fired plants to prevent issues associated with high water temperatures in the Tennessee and Cumberland Rivers.

Competition

TVA provides electricity in a service area that is largely free of competition from other electric power providers.  This service area is defined primarily by two provisions of law: the fence and the anti-cherrypicking provision.  The fence limits the region in which TVA or distributors of TVA power may provide power.  The anti-cherrypicking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA’s service area.

From time-to-time there have been efforts to erode the protection of the anti-cherrypicking provision, and the protection of the anti-cherrypicking provision could be limited and perhaps eliminated by Congressional legislation at some time in the future.

Research and Development

TVA makes investments in science and technological innovation to help enable TVA to meet future challenges in a variety of areas.  TVA is currently focused on the following initiatives:

•	Development of roadmaps for technologies, including smart grid for transmission, SMRs, and strategic transportation electrification;

•	Development and testing of infrastructure and technologies to enable consumer awareness and access to demand response and energy efficiency tools;

•	Development and demonstration of coal ash utilization technologies;

•
Evaluation, demonstration, and implementation of clean and renewable energy technologies that reduce TVA's environmental footprint, including participation in technology evaluations for carbon capture and sequestration and biomass conversion;

•	Evaluation, demonstration, and implementation of technologies that improve the operational efficiency and extend asset life of TVA's generation fleet (fossil, nuclear, and hydroelectric);

•	Demonstration of Smartwires technology to enable control of individual transmission line power flow;

•
Establishment of an integrated carbon sequestration and environmental stewardship pilot project to provide education about carbon cycle, carbon sequestration, and carbon offsets, bioenergy, and TVA's reforestation and environmental stewardship activities; and

•	Development of techniques to secure critical cyber transmission assets.

TVA seeks to leverage research and development activities through partnerships with distributors of TVA power, the Electric Power Research Institute (“EPRI”), the DOE, Oak Ridge National Laboratory, other utilities, universities, and industry vendors.  Some of these activities include developing technologies to make electric vehicles and the charging stations that fuel them work together efficiently, dealing with demands on the power grid caused by charging stations, finding ways to minimize demands on the power grid, including solar-assisted charging stations and distributed energy storage, and refining existing processes for power system control to maximize energy efficiency.

Environmental Stewardship Activities

TVA’s mission includes managing the Tennessee River, its tributaries, and public lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and natural resource protection. There are 49 dams that comprise TVA’s integrated reservoir system.  The reservoir system provides 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers.  The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for some of TVA’s coal-fired and nuclear power plants.  TVA’s Environmental Policy provides objectives for an integrated approach related to providing cleaner, reliable, and affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship.  The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.  TVA also manages approximately 293,000 acres of reservoir lands for natural resource protection, recreation, and other purposes.

On August 18, 2011, the TVA Board accepted the Natural Resource Plan ("NRP"). The NRP is designed to enhance stewardship of public recreation facilities, water resources, wildlife and plants, and historic and cultural sites on TVA-managed reservoir lands by helping to guide TVA management to better meet public stewardship objectives while responding to the needs of the TVA region’s communities and residents.  Implementation of the NRP is expected to be staged over a 20-year period.  It is expected to be reviewed and updated at least every five years.

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

Governance

TVA is governed by the TVA Board.  The TVA Act provides that the TVA Board shall be composed of nine members, at least seven of whom shall be legal residents of the TVA service area. TVA Board members are appointed by the President of the United States with the advice and consent of the U.S. Senate.  TVA Board members serve five-year terms, and at least one member’s term ends each year.  The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; develops long-range plans to guide TVA in achieving these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.  Information about members of the TVA Board and TVA’s executive officers is discussed in Item 10, Directors, Executive Officers and Corporate Governance.

Regulation

Congress

TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Congress can enact legislation expanding or reducing TVA’s activities, change TVA’s structure, and even eliminate TVA.  Congress can also enact legislation requiring the sale of some or all of the assets TVA operates or reduce the United States’s ownership in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from certain general federal laws that govern other agencies, such as federal labor relations laws and the laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA have been made applicable to TVA, including those related to paying employees overtime and protecting the environment, cultural resources, and civil rights.

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

•
Under section 211 of the FPA, TVA can be ordered to transmit power at wholesale rates provided that the order (1) does not impair the reliability of the TVA or surrounding systems and (2) meets the applicable requirements of section 212 concerning terms, conditions, and rates for service.  Under section 211A of the FPA, TVA is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides others to ensure comparability of treatment of such service with TVA’s own use of its transmission system and that the terms and conditions of service are not unduly discriminatory or preferential.  The anti-cherrypicking provision of section 212 of the FPA precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.

•
Sections 221 and 222 of the FPA, applicable to all market participants, including TVA, prohibit (1) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC’s jurisdiction and (2) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency.

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

Finally, while not required to do so, TVA has elected to implement various FERC orders and regulations pertaining to public utilities on a voluntary basis to the extent that they are consistent with TVA’s obligations under the TVA Act.

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

Environmental Protection Agency

TVA is subject to regulation by the EPA in a variety of areas, including air quality control, water quality control, and management and disposal of hazardous wastes.  See Environmental Matters.

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

Other Federal Entities

TVA’s activities and records are also subject to review to varying degrees by other federal entities, including the Government Accountability Office and the Office of Management and Budget.  There is also an Office of the Inspector General which reviews TVA’s activities and records.

Taxation and Tax Equivalents

TVA is not subject to federal income taxation.  In addition, neither TVA nor its property, franchises, or income is subject to taxation by states or their subdivisions.  Section 13 of the TVA Act does, however, require TVA to make tax equivalent payments to states and counties in which TVA conducts power operations or in which TVA has acquired power-producing properties previously subject to state and local taxation.  The total amount of these payments is five percent of gross revenues from the sale of power during the preceding year excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.  Except for certain direct payments TVA is required to make to counties, distribution of tax equivalent payments within a state is determined by individual state legislation.

Environmental Matters

TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include clean air control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent and to apply to additional emissions and sources.

Clean Air Regulations

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions.  The major CAA programs that affect TVA’s power generation activities are described below.

National Ambient Air Quality Standards.  The CAA requires the EPA to set minimum National Ambient Air Quality Standards (“NAAQS”) for certain air emissions and the EPA has done this for ozone, particulate matter ("PM"), sulfur dioxide ("SO2 "), and nitrogen dioxide (“NO2”).  The CAA established two types of NAAQS: (1) primary standards, which set limits to protect public health, and (2) secondary standards, which set limits to protect public welfare.  Most NAAQS require measurement over a defined period of time (typically one hour, eight hours, twenty-four hours, or one year) to determine the average concentration of the pollutant present in a defined geographic area.

When a NAAQS has been established, each state must recommend, and the EPA must designate, the areas within its boundaries that meet NAAQS (“attainment areas”) and those that do not (“non-attainment areas”).  Each state must develop a state implementation plan (“SIP”) to bring non-attainment areas into compliance with NAAQS and maintain good air quality in attainment areas.  Non-attainment designations can have serious repercussions by, among other things, causing states to impose stricter controls on industrial facilities, including TVA’s power plants, and complicating the air permitting process for the construction, expansion, or modification of industrial facilities.  If counties in which TVA facilities are located are designated as non-attainment for one or more types of emissions, TVA’s expansion or modification plans could be affected, possibly resulting in increased costs or schedule delays.  The NAAQS that affect or potentially affect TVA operations are summarized below.

NAAQS for Ozone.  In March 2008, the EPA issued final rules adopting new, more stringent eight-hour NAAQS for ozone.  The EPA lowered the primary standard from 84 parts per billion to 75 parts per billion and promulgated a new secondary standard that is the same as the primary standard.  Virtually all of the larger cities in the TVA service area, as well as those rural counties where ozone monitors are present, will likely be designated as non-attainment areas under the new standard.  States must submit to the EPA no later than CY 2014 plans that demonstrate attainment with the standard.  Areas must reach attainment by deadlines that vary (CY 2016 to CY 2030) depending on the severity of the ozone problem.

On January 19, 2010, the EPA published a proposed rule that would establish more stringent primary and secondary ozone NAAQS.  The EPA announced that it planned to publish the final rule with the new ozone standards before the end of CY 2011.  However, on September 2, 2011, the EPA decided to reconsider the proposal at the request of the White House.  This effectively leaves the 75 parts per billion ozone standard in place until the required review in 2013.  As the ozone standards become more stringent, utilities are expected to come under increasing pressure to further reduce nitrogen oxides ("NOx") emissions from their existing fossil plants.

NAAQS for Particulate Matter.  The EPA has developed annual NAAQS for coarse particulate matter (defined as particles of 10 micrometers or larger) and both annual and 24-hour NAAQS for fine particulate matter (particles with a size of up to 2.5 micrometers).  The EPA has stated they will not be changing the current standard for coarse particulate matter. On October 8, 2009, the EPA issued non-attainment designations for areas not meeting the 24-hour NAAQS for fine particulate matter.   In the TVA service area, some counties have been designated as non-attainment.  TVA operates coal-fired power plants in Anderson and Roane Counties, which have been designated as non-attainment. TVA also operates a coal-fired plant in Jackson County, Alabama, and part of that county is designated non-attainment for the annual fine particulate standard.  State and some local governments will be required to take steps to control fine particulate pollution affecting these non-attainment areas.  Those steps may include stricter controls on industrial facilities, possibly including TVA’s power plants, and additional planning requirements for transportation-related sources.  States must submit their SIPs to the EPA within three years after the EPA makes final nonattainment area designations.  Areas are required to attain the standard no later than five years after the effective date of the designations.  The EPA may grant attainment date extensions for up to five additional years in areas with more severe fine particulate matter problems as well as in areas where emissions control measures are not available or feasible.  The EPA is currently reconsidering the annual and 24-hour fine particulate standards, and if lowered as expected, it is likely that there will be additional non-attainment designations in the TVA service area.

NAAQS for SO2.  On June 2, 2010, the EPA established a new one-hour SO2 NAAQS at 75 parts per billion and revoked the 24 hour and annual SO2 NAAQS.  The EPA expects to designate areas as attainment, non-attainment, or unclassifiable by January 2012 based on the existing monitoring network.  The State of Tennessee has submitted two areas in the state to the EPA to be considered for non-attainment designations.  These recommended designations are based on actual monitoring data from these areas.  Non-attainment designations are expected to result in lower SO2 emission limits for sources of SO2 in or near these areas.  The EPA expects to make attainment designations based on modeling by 2015.  Several areas in the TVA service area are expected to be designated non-attainment, and the new standard is expected to make permitting for some new and modified sources, including TVA sources, more difficult.  SO2 emission reductions from some existing TVA and industrial sources may be required.

NAAQS for NO2.  On January 22, 2010, the EPA established a new one-hour NAAQS for NO2 at the level of 100 parts per billion.  To determine compliance with the new standard, the EPA is establishing new ambient air monitoring requirements near major roads as well as in other locations where maximum concentrations are expected.  Although existing air quality monitors do not currently show exceedances of this new standard in the TVA service area, additional community and roadside monitoring is expected to result in the designation of new non-attainment areas.  The EPA intends to re-designate areas in CY 2016 or CY 2017, as appropriate, based on the air quality data from the new monitoring network.  This new short-term standard could make permitting new and modified sources, including TVA sources, more difficult.  Several areas in the TVA service area are expected to be designated non-attainment.  The EPA considers the TVA service areas as unclassifiable until the required monitoring is completed.

New Source Review.  The NSR provisions of the CAA require persons constructing new major air emission sources or making major modifications to existing air pollution sources to obtain a permit prior to such construction or modifications.  Major modifications are non-routine physical or operational changes that increase the emissions from an air emission source above specified thresholds.  In order to proceed with a project, the facility must first obtain a permit which requires the identification and implementation of Best Available Control Technology (“BACT”) for all regulated air pollutants emitted above the prescribed thresholds and an analysis of the ambient air quality impacts of the new construction or major modification.  In 1999, the EPA announced plans to actively pursue NSR enforcement actions against electric utilities for making changes to their coal-fired power plants without obtaining an NSR permit.  Under section 114 of the CAA, the EPA has the authority to request from any person who owns or operates an emission source information and records about operation, maintenance, and emissions as well as other data relating to such source for the purpose of developing regulatory programs, determining if a violation occurred (such as the failure to comply with NSR), or carrying out other statutory responsibilities.  If violations are found to have occurred, the EPA or, possibly, other enforcement authorities could require the installation of new pollution control equipment and could impose fines and penalties.  See Current Power Supply — Coal-Fired and Note 20 — Legal Proceedings — Environmental Agreements, — Case Involving Alleged Violations of the New Source Review Regulations at Bull Run, — John Sevier Fossil Plant Clean Air Act Permit, — Paradise Fossil Plant Clean Air Act Permit, — Shawnee Fossil Plant Clean Air Act Permit, and — Information Request from the EPA for a discussion of the Environmental Agreements into which TVA entered that resolve most issues concerning NSR. Possible claims for NSR violations involving increases in greenhouse gases (“GHG”) and sulfuric acid mist from projects can still be pursued in the future.

Cross State Air Pollution Rule. On July 7, 2011, the EPA announced the final Cross State Air Pollution Rule ("CSAPR"). This rule, required by court order, will replace the existing Clean Air Interstate Rule ("CAIR") effective January 1, 2012.  CSAPR will regulate SO2 and NOx emissions from upwind states that are negatively impacting ozone and fine particulate air quality in downwind states. This rule will affect electrical generating utilities within 27 states, including TVA coal and gas-fired plants in Alabama, Kentucky, Mississippi, and Tennessee. Stringent state level emission caps for SO2 and NOx will begin in 2012 with further reductions required in 2014 for some states. TVA is in the process of evaluating the impact of the rule. On October 6, 2011, the EPA proposed revisions to CSAPR which will allow slightly more ozone season NOx emissions in Mississippi, where TVA has purchased a combined cycle natural gas plant. It also proposes to reduce the SO2 and NOx allowances allocated to coal-fired plants in Alabama, Kentucky, and Tennessee to match the more stringent requirements of the Environmental Agreements for the years 2013, 2018, and 2019.

Hazardous Air Pollutants from Industrial, Commercial, and Institutional Boilers.  On March 21, 2011, the EPA published a final rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters.  The final rule will have minor impacts beginning in CY 2014 for some of TVA’s startup and auxiliary boilers. Most boilers will require scheduled maintenance to ensure optimized combustion, and a few may require the installation of controls.  Concurrently with the issuance of the rule, the EPA announced reconsideration of several elements in the rule.  Until the reconsideration process is completed, final specific requirements are too uncertain to predict.  The EPA expects to issue final standards by the end of April 2012.

Hazardous Air Pollutants from Steam Electric Utility Units.  On March 16, 2011, the EPA released for public comment a proposed rule to establish standards for hazardous air pollutants emitted from steam electric utility units.  As proposed, the rule would require additional controls for hazardous air pollutants including mercury, non-mercury metals, and acid gasses for many of TVA’s coal-fired units in the 2015-2016 timeframe.  Boiler combustion systems will require scheduled maintenance to ensure optimized combustion to minimize emissions of organic hazardous air pollutants.  TVA may choose to idle or retire some units in lieu of investing in additional controls.  The EPA also is proposing to revise the New Source Performance Standards (“NSPS”) for new and reconstructed coal and oil-fired units for emissions of PM, SO2, and NOx.  New PM and NOx standards for modified units are also included in the NSPS.  The EPA intends to issue the final rule for utility hazardous air pollutants in December 2011.  Until the final rules are published, specific requirements are too uncertain to predict.

The Environmental Agreements.  The Environmental Agreements became effective on June 13, 2011.  These Agreements settled several outstanding legal challenges resulting in TVA agreeing to pay, among other payments, a total of $10 million in civil penalties to the EPA, Alabama, Kentucky, and Tennessee.  In the agreements TVA agreed to retire 18 coal-fired units by the end of 2017 and to remove from service, control, convert, or retire an additional 16 units by June 20, 2019.  See Note 20 — Legal Proceedings — Environmental Agreements.

Multi-Pollutant Legislation.  The U.S. Congress has expressed interest in prior years in adopting multi-pollutant control legislation focused on the electric power sector.  Among other things, such an approach could seek to establish coordinated caps for power plant emissions of mercury, SO2, NOx, and, in some cases, carbon dioxide ("CO2").  TVA cannot predict whether multi-pollutant legislation will ultimately become law.  The legislative and regulatory landscape is continuing to change for these and other issues, and the outcome cannot be predicted accurately at this time.

Acid Rain Program.  Congress established the Acid Rain Program to achieve reductions in emissions of SO2 and NOx, the primary causes of acid rain.  The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants.  By CY 2000, the program established a nationwide cap on power plant SO2 emissions of 8.9 million tons per year.  The program also contains requirements for power plants to reduce NOx emissions through the use of available combustion controls. The EPA's CAIR and CSAPR programs are more stringent in the Tennessee Valley region than the Acid Rain Program legislation established by Congress. Therefore, TVA forecasts that the Acid Rain Program will have no impact on TVA other than administrative reporting.

Regional Haze Program.  On June 15, 2005, the EPA issued the Clean Air Visibility Rule, amending its CY 1999 regional haze rule, which had established time lines for states to improve visibility in national parks and wilderness areas throughout the United States.  Under the amended rule, certain types of older sources may be required to install best available retrofit technology.  To comply with this requirement, certain utilities, including TVA, may have to install additional controls for particulate matter, SO2, and NOx emissions. TVA does not anticipate that this program has the potential to impact any unit other than Colbert Unit 5.

Opacity.  Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment.  Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are addressing this issue.  The evaluation of a utility’s compliance with state opacity requirements is coming under increased scrutiny, especially compliance during periods of startup, shutdown, and malfunction. SIPs developed under the CAA typically exclude periods of startup, shutdowns, and malfunctions.  The EPA recently reversed its previous approval of Alabama's SIP for opacity and this has been challenged in court.

Climate Change

Legislation.  Although it is unlikely that climate change legislation will pass during the 112th Congress, Congress may consider climate change and energy-related proposals.  It is not unreasonable to anticipate that new EPA regulations or laws may set limits on GHG emissions for the electric utility sector.  Prospects for future proposals becoming law, and the resulting potential impact on electric rates, are not clear at this time.  However, if GHG emission reductions from electricity generating facilities become mandatory, the costs and impacts are expected to be significant, especially for coal-fired plants.

Regulation.  On April 2, 2007, the U.S. Supreme Court issued a decision in Massachusetts v. EPA holding that GHG emissions, including CO2, are “air pollutants” under the CAA and requiring the EPA to determine whether GHGs from new motor vehicles pose a threat to health and welfare.  On December 15, 2009, the EPA published its finding under the CAA that six identified GHGs contribute to air pollution that may endanger public health or welfare, which triggered the statutory requirement that the EPA regulate emissions of GHGs from motor vehicles.  CAA permitting programs for stationary sources must now, as of January 2011, also address GHGs.

PSD/Title V Permitting Programs.  On May 13, 2010, the EPA issued a final rule to establish applicability thresholds that trigger reviews under the Prevention of Significant Deterioration ("PSD") and Title V permitting programs for GHG emissions from major stationary sources.  The threshold levels established by this rule, known as the Tailoring Rule, include both a mass-based calculation and a metric known as the carbon dioxide equivalent (“CO2e”), which incorporates the global warming potential for each of the six individual gases identified in the endangerment finding.  This final rule “tailors” the requirements of these CAA permitting programs to designate which facilities will be required to obtain PSD and Title V permits.  Under the Tailoring Rule, the EPA will phase in the CAA permitting requirements for emissions of GHG from stationary sources in at least three phases, the first two of which are relevant to large GHG sources such as TVA’s coal-fired generation facilities.

The first phase of the Tailoring Rule became effective January 2, 2011, and applies only to sources that were already subject to PSD and/or Title V programs because of their emission levels of other regulated pollutants.  Under the first phase, a source will be subject to PSD requirements for GHGs if (1) the source is already subject to PSD requirements for another pollutant and (2) the source increases its GHG emissions by at least 75,000 tons per year on a CO2e basis.  Those sources may be required to conduct a BACT review for their GHG emissions.  The EPA has issued guidance on the technologies or operations that would constitute BACT for GHGs.  Pending the commercial demonstration of technologies such as carbon capture and sequestration, it is expected that the use of energy efficiency measures will constitute BACT.   Additionally, under the first phase, any source that was required to have a Title V permit for a non-GHG pollutant is required to address GHG requirements, including monitoring, record keeping, and reporting requirements, when it applies for, renews, or revises its Title V permit.

The second phase of the Tailoring Rule became effective July 1, 2011, and, unlike the first phase, is not limited to sources that are already subject to PSD and/or Title V programs.  Under the second phase, the EPA has established different thresholds for construction and modification activities.  Construction of a major source will become subject to PSD requirements for GHGs if the construction results in an increase in GHG emissions of at least 100,000 tons per year on a CO2e basis.  The modification of an existing major source will become subject to PSD requirements for GHGs if the modification results in an increase in GHG emissions of at least 75,000 tons per year on a CO2e basis.  Additionally, under the second phase, sources that emit GHGs in an amount equal to at least 100,000 ton per year on a CO2e basis will be required to obtain a Title V permit if they do not have one already.

New Source Performance Standards for GHG Emissions.  In December 2010, the EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating GHG emissions from oil and coal-fired electric generating units.  On June 13, 2011, the EPA and these states and environmental groups agreed to a two-month postponement of the EPA’s deadline to propose GHG limits on new and modified power plants.  The original deadline for the EPA to propose NSPS standards for power plants was July 26, 2011.  The deadline was extended to September 30, 2011, but the EPA announced that it will miss that deadline and is working on developing a new schedule for the rule.  The original deadline for the final rule was May 26, 2012, but it is possible that the EPA will request an extension for the final rule deadline.  These rules will affect TVA, but the extent of the impact is not yet known.

Biomass CO2 Emissions.  On July 1, 2011, the EPA’s final rule that determined that GHG emissions from biomass combustion will not be counted toward emission thresholds for PSD and Title V permitting under the second phase of the EPA’s Tailoring Rule for a period of three years became effective.  During this three-year interim period, the EPA will examine how to evaluate CO2 emissions from biomass.  The EPA released a companion document that provides guidance for the determination of BACT in PSD proceedings involving biogenic CO2 emissions from bioenergy facilities.

GHG Emission Reporting.  On October 30, 2009, the EPA published the final rule for mandatory monitoring and annual reporting of GHG emissions from various categories of facilities, including fossil fuel suppliers, industrial gas suppliers, direct GHG emitters (such as electric generating facilities), and manufacturers of heavy-duty and off-road vehicles and engines.  This rule does not require controls or limits on emissions, but requires data collection beginning January 1, 2010, with the first annual reports due on September 30, 2011.  The requirements for monitoring, reporting, and record keeping with respect to GHG emissions from existing units should not have a material impact on TVA.

Executive Orders. In October 2009, President Obama signed Executive Order (“EO”) 13514, which requires federal agencies to establish GHG emission reduction targets and prepare inventories of GHG emissions including emissions of CO2, methane, nitrous oxide, hydroflourocarbons, perfluorocarbon gases, and sulfur hexafluoride.  The White House Council on Environmental Quality (“CEQ”) released final Federal Greenhouse Gas Accounting and Reporting Guidance on October 6, 2010, which is the basis for these inventories. TVA submitted its first Strategic Sustainability Performance Plan to OMB in June 2010 and updated it per the Executive Order.

In March 2011, the CEQ issued formal guidance to federal agencies on the development of climate change adaptation plans, intended to assist those agencies in fulfilling the requirements of EO 13514.  Pursuant to EO 13514, TVA incorporated climate change-related considerations into its existing planning processes, including the development of measurable goals and performance metrics to guide adaptation efforts and assess whether efforts are achieving desired outcomes. TVA completed all 2011 EO 13514 requirements.

International Accords.  The Kyoto Protocol was adopted in 1997 by the United Nations to address global climate change by reducing emissions of CO2 and other GHGs.  Although the United States has not adopted the Kyoto Protocol, the

United States pledged to reduce its GHG emissions in the range of 17 percent below CY 2005 levels by CY 2020 in connection with the 15th Conference of the Parties to the United Nations Framework Convention on Climate Change.  An act of the U.S. Congress is required to make such a reduction in GHG emissions enforceable.  TVA is unable to predict whether any such climate-related legislation requiring such reductions in GHG emissions ultimately will become law.

Litigation.  In addition to legislative activity, climate change issues are the subject of a number of lawsuits, including lawsuits against TVA.  See Note 20 — Legal Proceedings — Cases Arising out of Hurricane Katrina and — Global Warming Cases, Southern District of New York.

Indirect Consequences of Regulation or Business Trends.  Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks.   The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for generation from alternative energy sources, and subsequent impacts to business reputation and public opinion.  See Future Power Supply.

Physical Impacts of Climate Change.  The United States Global Change Research Program has concluded, in its 2009 Global Climate Change Impacts in the U.S., that warming of the climate is unequivocal and that the warming observed over the past 50 years is due primarily to human-induced emissions of GHGs.  Climate change creates physical and financial risk. Physical risks from climate change may include an increase in sea level and changes in weather conditions, such as changes in precipitation and extreme weather events.  TVA does not serve any coastal communities, so the possibility of sea level rise does not directly affect TVA or its customers.  Changes in weather conditions, primarily temperature and humidity, will vary TVA’s customers’ energy needs.  Energy use may increase or decrease depending on the duration and magnitude of the changes, having a positive or negative effect on TVA revenues.  To the extent climate change impacts the economic health of the TVA service area, it will also impact TVA’s revenues as TVA’s financial performance is tied to the regional economies it serves.

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

Actions Taken by TVA to Reduce GHG Emissions.  TVA has taken significant voluntary steps to reduce GHG emissions, including the following:

•
As discussed earlier in this Item 1, Business, TVA has increased its nuclear capacity, modernized its hydroelectric program, increased its purchases of renewable resources, and helped reduce demand for electricity through its energy efficiency initiatives.

•
In 2011, TVA began planting carbon sequestration test plots near Watts Bar Dam in Rhea County, Tennessee.  The test plots are designed to demonstrate the beneficial use of two types of vegetation in the terrestrial sequestration of CO2.  While TVA has a long history of tree planting and reforestation efforts, this project is the first time TVA is planting trees to generate offsets from CO2 sequestration.  The project will also evaluate growing biomass as a sustainable energy crop and investigate how terrestrial CO2 sequestration, wildlife habitat, and land protection can be integrated with environmental stewardship.

•
TVA is a member of the Southeast Regional Carbon Sequestration Partnership and is working with EPRI and other electric utilities on projects investigating technologies for CO2 capture and geologic storage, as well as CO2 sequestration via reforestation. TVA is also a federal agency participant in the Southeast Climate Center and the Appalachian Landscape Conservation Cooperative.

•
Under the Environmental Agreements, TVA agreed to significantly reduce its reliance on coal-fired generation in the future.  See Current Power Supply — Coal-Fired for a discussion of the Environmental Agreements and TVA’s plans with respect to coal-fired generation.

•	In August 2011, the TVA Board approved the completion of Bellefonte Unit 1. This unit is expected to be completed by 2020 and to provide approximately 1,260 MW of capacity.

TVA’s CO2 Emissions.  In FY 2011, TVA produced about 85 million tons of CO2.  Historically, TVA has produced about 100 million tons of CO2 per year.  TVA produced less CO2 in 2011 because of a decrease in coal-fired generation.

Renewable Energy Standards

It is unclear whether the U.S. Congress will adopt a law that will require TVA to acquire a certain percentage of electric generation from a specified list of eligible renewable energy technologies. Under legislation proposing a federal renewable energy standard, TVA would likely be required to ensure that a certain percentage of the electricity it sells is produced by defined renewable energy sources.  Although TVA considers all hydroelectric generation a renewable source, it is unlikely all hydroelectric generation will contribute to a future renewable portfolio standard requirement.  Some proposals would allow utilities to count hydroelectric facility upgrade generation as renewables for these purposes. In addition, utilities may be allowed to pay alternative compliance payments if the required percentage of electricity generation by renewable energy sources could not be met because of certain restrictions.

Some states have established various requirements for electric utilities to generate a certain amount of electricity from renewable sources, including one state in the TVA service area (North Carolina). The North Carolina program does not apply directly to TVA but does apply to TVA distributor customers located in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the four distributors that sell TVA power in North Carolina.

Water Quality Control Developments

The EPA proposed a new rule on March 28, 2011, designed to minimize the adverse impacts to fish and shellfish from the design and operation of cooling water intake structures at existing power plants.  The new rule identifies proposed changes in the operation of cooling water intakes and modifications to their design.  All of the intakes at TVA’s existing coal-fired and nuclear generating facilities are likely to be subject to the new rule.  Because of the uncertainty of the final rule development, the impacts of the rulemaking are uncertain at this time.  However, compliance with the final rule could potentially result in significant increases in TVA’s capital costs and operating and maintenance costs.

The EPA and many states are taking increased interest in potential effects of hydrothermal discharges.  TVA is working with states and the EPA to demonstrate that the data collected in the vicinity of TVA plants is sufficient to assess the impacts of thermal discharges on the aquatic environment and validate existing thermal limits.  TVA expects to collect substantially more in-stream biological and temperature data than in the past to justify current thermal limits.  Specific data requirements in the future will be determined based on negotiations between TVA and regulators.

Water temperature issues at TVA’s Cumberland Fossil Plant ("Cumberland") continue to be complicated by reduced flows in the Cumberland River due to ongoing repairs at Wolf Creek and Center Hill dams initiated by the U.S. Army Corps of Engineers in CY 2007.  The greatly reduced flows, combined with thermal discharges at Cumberland, have resulted in increased stress to aquatic organisms and have contributed to a portion of Barkley Reservoir being included on the State of Tennessee’s CY 2008 list of impaired waters.  The lower river flows are expected to continue to impact TVA’s ability to operate Cumberland at normal rates, which may result in increased spending for power purchases. TVA continues to work with the U.S. Army Corps of Engineers and TDEC to alleviate aquatic impacts in the Barkley Reservoir and to improve the conditions in the reservoir.

The effluent guidelines required by the Clean Water Act for the Steam Electric Power Generating Category were last revised by the EPA in CY 1982.  The EPA is currently conducting studies and surveys of wastewater discharges from the industry, and is expected to issue a proposed rule to revise the existing guidelines in CY 2012.  A future rule is expected to focus on wastewaters from ash handling and clean air control systems. The revised effluent guidelines are likely to require more restrictive discharge limitations through more advanced wastewater treatment, resulting in significant additional expenditures to meet the new requirements.

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

Non-TVA Sites.  TVA is aware of alleged hazardous-substance releases at eight non-TVA areas for which it may have some liability.  There is little or no known evidence that TVA contributed any significant quantity of hazardous substances to six of the non-TVA areas.  There is evidence that TVA sent some materials to the remaining two non-TVA sites: the David Witherspoon site in Knoxville, Tennessee and the Ward Transformer site in Raleigh, North Carolina.

David Witherspoon Site.  The David Witherspoon site in Knoxville, Tennessee, was contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  The DOE admitted to being the main contributor of materials to the site and cleaned the site up at a reported cost of about $35 million.  Although the DOE asked TVA to “cooperate” in completing the cleanup, TVA believes it sent only a relatively small amount of equipment to the site and that none of it was radioactive; accordingly, TVA believes that its liability for these cleanup costs is limited.

Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in CY 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is approximately $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group filed an amended complaint in federal court against potentially responsible parties who had not yet settled, including TVA, regarding the two phases of soil cleanup.  TVA settled this lawsuit and its potential liability for the two phases of soil cleanup for $300 thousand and has been dismissed as a party.  Although the settlement with respect to the first two phases does not prohibit TVA from having liability in connection with the other two phases or any natural resource damages, the U.S. Department of Justice is attempting to negotiate a government-wide settlement of the liability of all federal agencies (including TVA) for cleanup of offsite contamination in the downstream drainage basin and the investigative portion of the supplemental groundwater remediation.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing. At September 30, 2011, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate is approximately $22 million and is included in Other liabilities on the Balance Sheet.

Coal Combustion Wastes

On May 4, 2010, the EPA released the text of a proposed rule describing two possible regulatory options it is considering under the Resource Conservation and Recovery Act (“RCRA”) for the disposal of coal combustion wastes ("CCWs") generated from the combustion of coal by electric utilities and independent power producers.  Under either option, the EPA would regulate the construction of impoundments and landfills, and seek to ensure both the physical and environmental integrity of disposal facilities. CCWs include fly ash, bottom ash, boiler slag, and flue gas desulfurization materials. If these materials are beneficially reused, they are referred to as coal combustion products ("CCP"). If these materials are destined for disposal, they are referred to as CCRs.

Under the first proposed regulatory option, the EPA would list CCRs destined for disposal in landfills or surface impoundments as “special wastes” subject to regulation under Subtitle C of RCRA.  Subtitle C regulations set forth the EPA’s hazardous waste regulatory program, which regulates management and disposal of wastes.  The proposed rule would create a new category of waste so that CCRs would be subject to many of the Subtitle C regulatory requirements.  Under this option, coal ash would be subject to technical requirements from the point of generation to final disposal.  Transporters and treatment, storage, and disposal facilities would be subject to federal requirements and permits.  The EPA is considering imposing disposal facility requirements such as liners, groundwater monitoring, fugitive dust controls, financial assurance, corrective action, closure of units, and post-closure care.  This first option also proposes requirements for dam safety and stability for surface impoundments, land disposal restrictions, treatment standards for coal ash, and a prohibition on the disposal of treated CCRs below the natural water table.  This first option would not apply to certain beneficial reuses of CCWs.

Under the second proposed regulatory option, the EPA would regulate the disposal of CCRs under Subtitle D of RCRA, the regulatory program for non-hazardous solid wastes.  Under this option, the EPA is considering issuing national minimum criteria to ensure the safe disposal of CCRs, which would subject disposal units to location standards, composite liner requirements, groundwater monitoring, corrective action standards for releases, closure and post-closure care requirements, and requirements to address the stability of surface impoundments.  This second option would not regulate the storage or treatment of CCRs prior to disposal, and no federal permits would be required.

The proposed rule also states that the EPA is considering listing CCRs as a hazardous substance under CERCLA, and includes proposals for alternative methods to adjust the statutory reportable quantity for CCRs.  The extension of CERCLA to CCRs could significantly increase TVA’s liability for cleanup of past and future CCR disposal.

The EPA has not announced which regulatory approach it will take with respect to the management and disposal of CCWs.  TVA is therefore unable to determine the effects of this proposed rule at this time.

Kingston Ash Spill

See Note 8 for a discussion of the environmental issues associated with the Kingston ash spill.

 Environmental Investments

From 1977 to 2011, TVA spent approximately $5.4 billion to reduce emissions from its power plants, including $34 million, $58 million, and $172 million in 2011, 2010, and 2009, respectively.  Among other things, TVA has taken the following steps to reduce emissions:

SO2 Emissions.  To reduce SO2 emissions, TVA installed scrubbers on 17 of its coal-fired units, and switched to lower-sulfur coals at 41 coal-fired units.  In addition, in August 2011, the TVA Board approved adding scrubbers to three units at Allen Fossil Plant and four units at Gallatin Fossil Plant.

NOx Emissions.  To reduce NOx emissions, TVA installed SCRs on 21 coal-fired units, installed selective non-catalytic reduction systems on two coal-fired units (although TVA is no longer operating one of these systems because of technical challenges), installed High Energy Reagent Technology systems on seven coal-fired units, installed low-NOx burners or low-NOx combustion systems on 46 coal-fired units, optimized combustion on 12 coal-fired units, and began operating NOx control equipment year round when units are operating (except during maintenance periods) starting in October 2008.

Particulate Emissions.  To reduce particulate emissions, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, or baghouses.

Primarily on account of the actions described above, emissions of NOx on the TVA system have been reduced by 86 percent below peak 1995 levels, and emissions of SO2 on the TVA system have been reduced by 90 percent below 1977 levels. In addition, the actions described above have also provided a co-benefit of reducing hazardous air pollutants, including mercury, at some units.

TVA estimates that compliance with future CAA requirements (excluding GHG requirements) could lead to additional costs of $3.4 billion from 2012 to 2018.   There could be additional material costs if reductions of GHGs, including CO2, are mandated under the CAA or by legislation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

In addition to the costs described above, TVA is planning to invest between $1.5 billion and $2.0 billion to convert wet CCR facilities to dry storage facilities to be completed by 2022.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2011 Challenges — Regulatory Compliance — Coal Combustion Residuals.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures At September 30, 2011 (in millions)
	Estimated Timetable	Total Estimated Expenditures
Site environmental remediation costs(1)	2012+	$22
Coal combustion residuals(2)	2012-2022	$1,542
Proposed clean air projects(3)	2012-2018	$3,436
Clean Water Act requirements(4)	2015-2020	TBD*
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
(4) Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act and the EPA’s revised steam electric effluent guidelines will be determined upon finalization of the rules.
 *  TBD – to be determined as regulations become final.

Employees

On September 30, 2011, TVA had 12,893 employees, of whom 4,771 were trades and labor employees.  Under the TVA Act, TVA is required to pay trades and labor workers hired by TVA and certain of its contractors the rate of wages for work of a similar nature prevailing in the vicinity where the work is being performed.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

TVA may lose responsibility for managing real property currently under its control.

TVA's management of certain reservoir shorelines and real property containing power generation and transmission structures is important for navigation, flood control, and the effective operation of the power system.  The integrated management of the shorelines and property assists TVA in fulfilling its overall mission.  Restrictions on or the loss of the authority to manage these properties could negatively affect TVA's operations, change the way it conducts such operations, or increase costs.

TVA may become subject to additional environmental regulation.

New environmental laws, regulations, and orders may become applicable to TVA or the facilities it operates, and existing environmental regulations may be revised or reinterpreted in a way that adversely affects TVA.  Possible areas of future regulation include, but are not limited to, the following:

Greenhouse gases.  Costs to comply with future regulation of CO2 and other GHGs may negatively impact TVA’s cash flows, financial position, and results of operations.  The cost impact of legislation or regulation cannot be determined at this time.

Coal combustion residuals.  The federal government has proposed stronger regulations concerning coal-combustion residuals, and state governments may impose additional regulations.  These regulations may require TVA to make additional capital expenditures, increase operating and maintenance costs, or even lead it to shut down certain facilities.

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

TVA is required to comply with comprehensive and complex laws, regulations, and orders.  The costs of complying with these laws, regulations, and orders are expected to be substantial, and costs could be significantly more than TVA anticipates, especially in the environmental area.  To settle the EPA and other claims involving the NSR violations, TVA agreed to retire 18 units and pay various penalties.  The cost to install the necessary equipment to comply with existing environmental laws, regulations, settlement agreements, and orders at some other facilities may render some facilities uneconomical, which may cause TVA to retire or idle additional facilities.  In addition, TVA is required to obtain numerous permits and approvals from governmental agencies that regulate its business, and TVA may be unable to obtain or maintain all required regulatory approvals.  If there is a delay in obtaining required regulatory approvals or if TVA fails to obtain or maintain any approvals or to comply with any law, regulation, or order, TVA may have to change how it operates certain facilities, may be unable to operate certain facilities, or may have to pay fines or penalties.

TVA may be responsible for environmental clean-up activities.

TVA may be responsible for on-site liabilities associated with the environmental condition of facilities or property that TVA has acquired or that TVA operates regardless of when the liabilities arose, whether they are known or unknown, and whether they were caused by TVA, prior owners or operators, or a third party. TVA may also be responsible for off-site liabilities associated with the off-site disposal of waste materials containing hazardous substances or hazardous wastes.

The costs associated with remediating the Kingston ash spill as well as other CCR facilities may be significantly higher than TVA anticipates.

TVA estimates that the cost of remediating the Kingston ash spill will be between $1.1 billion and $1.2 billion.  Actual costs could substantially exceed expected costs if, among other things, TVA has to remove more ash than currently anticipated, additional environmentally sensitive material is uncovered in the river sediment, there are delays in the ash removal process, or the methods of final remediation change.  Also, certain costs that are currently either not probable or reasonably estimable are not included in this estimate, such as any additional penalties and natural resource damages, future lawsuits, future claims, and costs associated with new laws and regulations.  In addition, TVA expects to spend between $1.5 billion and $2.0 billion to convert its wet CCR facilities to dry collection facilities.  Actual costs may substantially exceed expected costs.

TVA may have to make significant contributions in the future to fund its pension plans.

At September 30, 2011, TVA’s pension plans had assets of $6.5 billion compared to liabilities of $11.3 billion.  The qualified plan is mature with nearly 24,000 retirees receiving benefits of approximately $600 million per year. The costs of providing pension benefits depend upon a number of factors, including, but not limited to:

•	Provisions of the pension plans;

•	Changing employee demographics;

•	Rates of increase in compensation levels;

•	Rates of return on plan assets;

•	Discount rates used in determining future benefit obligations and required funding levels;

•	Future government regulation; and

•	Levels of contributions made to the plans.

Any of these factors or any number of these factors could keep at high levels or even increase the costs of providing pension benefits and require TVA to make significant contributions to the pension plans.  Financial market conditions such as those experienced during the recession of CY 2008 - 2009 and an unfavorable fourth quarter of 2011 may result in lower expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plans.  Additional contributions to the plans and absorption of additional costs would negatively affect TVA’s cash flows, results of operations, and financial condition.

Approaching or reaching TVA’s debt ceiling could limit TVA’s ability to carry out its business.  Additionally, TVA’s debt ceiling could be made more restrictive.

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2011, TVA had $24.7 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $7 million and net discount on sale of Bonds of $235 million).

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

Some of the factors that could reduce the demand for electricity include the following:

Economic downturns.  Renewed economic downturns in TVA’s service area or other parts of the United States could reduce overall demand for power and thus reduce TVA’s power sales and cash flows, especially if TVA’s industrial customers reduce their operations and thus their consumption of power.

Loss of customers.  The loss of customers could have a material adverse effect on TVA’s cash flows, results of operations, or financial condition, and could result in higher rates.

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

Catastrophic events may negatively affect TVA’s cash flows, results of operations, and financial condition.

TVA’s cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, solar events, droughts, floods, tornadoes, wars, national emergencies, terrorist activities, pandemics, and other similar destructive events.  Examples of such events include, but are not limited to, the effect of the Japanese nuclear events, the April 2011 storms in TVA’s service area, and the August 2011 earthquake in the eastern United States.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA’s ability to generate and transmit power; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If costs to construct nuclear units significantly increase or the public determines that nuclear power is less desirable as a result of any of these events, TVA may be forced to forego any future construction at its nuclear facilities or shut them down.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause certain catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could lead to adverse impacts on TVA.

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

TVA is completing the construction of Watts Bar Unit 2, planning to resume construction of Bellefonte Unit 1, completing construction of the John Sevier Combined Cycle Facility, scheduling major upgrades to and modernization of current generating plants, and evaluating construction of more generating facilities in the future.  These activities involve risks of schedule delays and overruns in the cost of labor and materials.  In addition, if TVA does not obtain the necessary regulatory approvals, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA’s cash flows, financial condition, and results of operations could be negatively affected.  In addition, if construction projects are not completed according to specifications, TVA may suffer, among other things, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

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

TVA’s assumptions about the future may be inaccurate.

TVA uses certain assumptions in order to develop its plans for the future.  Such assumptions include economic forecasts, anticipated commodity prices, cost estimates, construction schedules, power demand forecasts, the appropriate generation mix to meet demand, and potential regulatory environments.  Should these assumptions be inaccurate, or be superseded by subsequent events, TVA’s plans may not be effective in achieving the intended results which could negatively affect TVA’s ability to meet electricity demand, cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

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

Owning and operating nuclear units subjects TVA to nuclear risks and may result in significant costs that adversely affect its cash flows, results of operations, and financial condition.

TVA has six operating nuclear units, has resumed construction of one nuclear unit that is scheduled to be placed in service in CY 2013, and is scheduled to resume construction on another unit to be placed in service by 2020.  Risks associated with these units include the following:

Nuclear Risks.  A nuclear incident at a TVA facility could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance.  Also, any nuclear incident in the United States, even at a facility that is not operated by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $105 million per year and a total of $705 million per nuclear incident under the Price-Anderson Act.  In addition, a nuclear incident could negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act.

Decommissioning Costs.  TVA maintains a nuclear decommissioning trust (“NDT”) for the purpose of providing funds to decommission its nuclear facilities.  The NDT is invested in securities generally designed to achieve a return in line with overall equity market performance.  TVA might have to make unplanned contributions to the trust if, among other things:

•	The value of the investments in the trust declines significantly, as it did during the 2008-2009 recession, or the investments fail to achieve the assumed real rate of return;

•The decommissioning funding requirements are changed by law or regulation;

•	The assumed real rate of return on plan assets, which is currently five percent, is lowered by the TVA Board or is overly optimistic;

•The actual costs of decommissioning are more than planned;

•	Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly; or

•TVA is required to decommission a nuclear plant sooner than it anticipates.

If TVA makes additional contributions to the NDT, the contributions may negatively affect TVA’s cash flows, results of operations, and financial condition.

Increased Regulation.  The NRC has broad authority to adopt requirements related to the licensing, operation, and decommissioning of nuclear generation facilities that can result in significant restrictions or requirements on TVA.  If the NRC modifies existing requirements or adopts new requirements, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.

TVA’s generation and transmission assets or their supporting infrastructure may not operate as planned.

Many of TVA’s generation and transmission assets have been operating since the 1950s or earlier and have been in nearly constant service since they were completed.  If these assets or their supporting infrastructure fail to operate as planned or if necessary repairs or upgrades are delayed, TVA, among other things:

•	May have to invest a significant amount of resources to repair or replace the assets or the supporting infrastructure;

•	May be unable to operate the assets for a significant period of time;

•	May have to purchase replacement power on the open market;

•	May not be able to meet its contractual obligations to deliver power;

•	May not be able to maintain the integrity or reliability of the transmission system at normal levels;

•	May have to remediate collateral damage caused by a failure of the assets or the supporting infrastructure;

•	May have to increase its efforts to reduce vegetation intrusions onto transmission lines to comply with applicable regulations; and

•	May be required to invest substantially to meet more stringent reliability standards.

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

TVA has been working to improve its control systems, operating standards, and corporate culture.  The failure to achieve or maintain improvements in these areas may contribute to the likelihood of incidents such as the Kingston ash spill occurring or other operational or financial challenges that could adversely affect TVA’s cash flow, results of operations, and financial condition.

TVA’s reputation may be negatively impacted.

As with any company, TVA’s reputation is a vital element of its ability to effectively conduct its business.  TVA’s reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, a failure of its organizational transformation efforts, acts or omissions of TVA management, or a significant dispute with a TVA distributor-customer.  Any deterioration in TVA’s reputation may harm TVA’s relationships with its distributor-customers and stakeholders, may increase TVA’s cost of doing business, and may potentially lead to the imposition of additional laws and regulations that negatively affect the way TVA conducts its business.

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

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA’s cash flows, results of operations, and financial condition by reducing generation not only at TVA hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  An inadequate supply of water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, and incidents affecting bodies of water not managed by TVA.  While TVA manages the Tennessee River and large portions of its tributary system in order to provide much of the water necessary for the operation of its power plants, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some TVA facilities rely.  Events at these non-TVA managed bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA’s having insufficient water to meet the needs of its plants.  If TVA has insufficient water to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.

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

TVA’s business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  The inability to attract and retain an appropriately qualified workforce could adversely affect TVA’s ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects such as Watts Bar Unit 2 and Bellefonte Unit 1, and successfully implement its organizational transformation efforts.

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

Investment Price Risk.  TVA is exposed to investment price risk in its NDT, its asset retirement trust (“ART”), and its pension plan.  If the value of the investments held in the NDT or the pension fund either decrease or fail to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds.

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

TVA's credit ratings may be impacted by Congressional actions or by a downgrade of the United States's sovereign credit ratings.

TVA's current credit ratings are not based solely on its underlying business or financial condition but are based to a large extent on the legislation that defines TVA's business structure. Key characteristics of TVA's business defined by legislation include (1) the TVA Board's ratemaking authority, (2) the current competitive environment, which is defined by the fence and the anti-cherrypicking provision, and (3) TVA's status as a corporate agency and instrumentality of the United States. Accordingly, if Congress takes any action that effectively alters any of these characteristics, TVA's credit ratings could be downgraded.

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. This occurred in August 2011, when one rating agency lowered its long-term rating on the United States and then lowered TVA's rating based on the application of the rating agency's government-related entities criteria. Among other things, an additional or further downgrade of the United States's sovereign credit ratings could have the following effects:

•	TVA's access to funds held in United States Treasury accounts could be limited or denied.

•	TVA's own credit ratings could be downgraded as a result of a downgrade of the United States's credit ratings.

•
The economy could be negatively impacted, resulting in reduced demand for electricity, increased expenses for borrowings, and increased cost of fuels, supplies, and other material required for TVA's operations.

TVA, together with owners of TVA securities, may be impacted by additional or further downgrades of TVA’s credit ratings.

Additional or further downgrades of TVA’s credit ratings may have material adverse effects on TVA’s cash flows, results of operations, and financial condition as well as on investors in TVA securities.  Among other things, a downgrade may have the following effects:

•
A downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new Bonds that it issues.  An increase in TVA’s interest expense may reduce the amount of cash available for other purposes, which may result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates.

•	A downgrade may result in TVA’s having to post collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold may prevent TVA from borrowing under three credit facilities totaling $2.5 billion.

•
A downgrade may lower the price of TVA’s securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA Bonds.

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

All of TVA’s Bonds are listed on the New York Stock Exchange except for TVA’s discount notes, which have maturities of less than one year, the 2009 Series A and B power bonds, and the power bonds issued under TVA’s electronotes® program, which is a medium-term retail notes program.  In addition, some of TVA’s Bonds are listed on foreign stock exchanges.

Although many of TVA’s Bonds are listed on stock exchanges, there can be no assurances that any market will develop or continue to exist for any Bonds.  Additionally, no assurances can be made as to the ability of the holders to sell their Bonds or as to the price at which holders will be able to sell their Bonds.  Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally, as well as the liquidity of the markets for those securities.

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

Generating Properties

At September 30, 2011, generating assets operated by TVA consisted of 53 active coal-fired units and six idled coal-fired units, six nuclear units, 109 conventional hydroelectric units, four pumped storage units, 11 combined cycle units, 87 simple cycle units, 9 diesel generator units, one wind energy site (currently nonoperational), and 14 solar energy sites.  In addition, TVA has biomass cofiring capability at one of its coal-fired sites and digester gas cofiring capability at a second coal-fired site. See Item 1, Business — Current Power Supply — Net Capability for a chart that indicates the location, capability, and in-service dates for each of these properties, which chart is incorporated by reference into this Item 2, Properties.  At September 30, 2011, 24 of the simple cycle combustion turbine units were leased to private entities and leased back to TVA under long-term leases, and TVA is leasing the three Caledonia combined cycle units under a long-term lease.  In addition, since April 17, 2009, SSSL has owned an undivided 90 percent interest in the three Southaven combined cycle units, and TVA has entered into a lease with SSSL under which TVA leases SSSL’s undivided 90 percent interest in the facility and operates the entire facility through April 23, 2013.  For additional details, see Note 12.  TVA is also in the process of constructing additional generating assets.  For a discussion of these assets, see Item 1, Business — Future Power Supply.

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

At September 30, 2011, certain qualified technological equipment and other software related to TVA’s transmission system were leased to private entities and leased back to TVA under long-term leases.

Natural Resource Stewardship Properties

TVA operates and maintains 49 dams and manages the following natural resource stewardship properties:

•	Approximately 11,000 miles of reservoir shoreline;

•	Approximately 293,000 acres of reservoir land;

•	Approximately 650,000 surface acres of water; and

•	Over 100 TVA managed recreation facilities (campgrounds, boat ramps, fishing piers, hiking trails, and day use areas).

As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed in or along the Tennessee River and its tributaries. TVA manages licenses, leases or easements on United States property entrusted to TVA to over 250 commercial campgrounds and over 200 commercial marinas.

Buildings

TVA has a variety of buildings throughout its service area in addition to the buildings located at its generation and transmission facilities, including office buildings, customer service centers, power service centers, warehouses, visitor centers, and crew quarters.  The most significant of these buildings are the Knoxville Office Complex and the Chattanooga Office Complex.  TVA purchased the majority of its Chattanooga Office Complex on January 1, 2011, and leases the remaining portion of this complex.  TVA plans to purchase the remaining portion of this complex after the lease expires on September 30, 2012.  TVA also has a significant number of buildings in Muscle Shoals, Alabama, and is currently evaluating strategies to further reduce its Muscle Shoals portfolio.

Disposal of Property

Under the TVA Act, TVA has broad authority to dispose of personal property but only limited authority to dispose of real property.  The primary but not exclusive sources of TVA's authority to dispose of real property are briefly described below:

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

In addition, the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”), prohibits TVA from mortgaging any part of its power properties and from disposing of all or any substantial portion of these properties unless TVA provides for a continuance of the interest, principal, and sinking fund payments due and to become due on all outstanding Bonds, or for the retirement of such Bonds.

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

For a discussion of Legal Proceedings involving TVA, see Note 20 — Legal Proceedings, which discussion is incorporated by reference into this Item 3.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2007 through 2011 should be read in conjunction with the audited financial statements and notes thereto (collectively, the “Financial Statements”) presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2007, 2008, 2009, and 2010 financial statement presentation to conform to the 2011 presentation.

Selected Financial Data(1), (2) For the years ended, or at, September 30 (dollars in millions)
	2011	2010	2009	2008	2007
Sales (millions of kWh)	167,730	173,662	163,804	176,304	175,529

Peak load (MW)	31,434	31,778	32,572	32,027	33,482

Operating revenues	$11,841	$10,874	$11,255	$10,382	$9,326

Fuel expense	$2,926	$2,092	$3,114	$2,756	$2,249

Purchased power expense	$1,427	$1,127	$1,631	$1,420	$1,200

Operating and maintenance expense	$3,617	$3,232	$2,395	$2,307	$2,353

Net interest expense	$1,305	$1,294	$1,272	$1,376	$1,232

Net income	$162	$972	$726	$817	$423

Construction expenditures	$2,417	$2,015	$1,793	$1,984	$1,379

Total assets	$46,393	$42,753	$40,017	$37,137	$33,732

Financial obligations
Net long-term statutory debt, excluding current maturities	$22,412	$22,389	$21,788	$20,404	$21,099

Discount notes	482	27	844	185	1,422
Current maturities of long-term debt, net	1,537	1,008	8	2,030	90
Total short-term statutory debt	2,019	1,035	852	2,215	1,512

Total statutory debt(3)	$24,431	$23,424	$22,640	$22,619	$22,611

Capital leases(4)	$5	$47	$77	$95	$104

Leaseback obligations	$1,282	$1,353	$1,403	$1,353	$1,072

Energy prepayment obligations	$717	$822	$927	$1,033	$1,138
Notes
(1) See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2011, 2010, and 2009 affecting results in those years.
(2) See Item 1A, Risk Factors and Note 20 for a discussion of risks and contingencies that could affect TVA’s future financial results.
(3) Statutory debt is debt subject to the $30.0 billion limit on bonds, notes, and other evidences of indebtedness as defined in the TVA Act of 1933, as amended.
(4) Included in Accounts payable and accrued liabilities and Other long-term liabilities on the balance sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Business Overview

The Tennessee Valley Authority ("TVA") operates the nation’s largest public power system. At September 30, 2011, TVA provided electricity to approximately 50 large industrial customers, six federal agency customers, and 155 distributor customers that serve over nine million people in parts of seven southeastern states.  TVA generates virtually all of its revenues from the sale of electricity, and in 2011 revenues from the sale of electricity totaled $11.7 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA differs from other electric utilities in a number of ways:

(1)	TVA is a government corporation.

(2)
The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”) under a provision known as the “fence”; however, another provision of federal law known as the “anti-cherrypicking” provision generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA’s defined service area.

(3)
The rates TVA charges for power are not set     or reviewed by another entity, such as a public utility commission.  TVA's rates are set solely by the TVA Board.  In setting rates, however, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power be sold at rates as low as feasible.

(4)
TVA is not authorized to raise capital by issuing equity securities.  TVA relies primarily on cash from operations and proceeds from power program borrowings to fund its operations and is authorized by the TVA Act to issue bonds, notes, and other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any given time.  Although TVA’s operations were originally funded primarily with appropriations from Congress, TVA has not received any appropriations from Congress for any activities since 1999 and, as directed by Congress, has funded essential stewardship activities primarily with power revenues.

Executive Summary

Although the worst recession since the 1930s has technically ended, difficult economic conditions and decreased customer demand continued to persist in 2011.  In addition, more stringent environmental regulations have impacted generating resources and production costs, and the timing and magnitude of pending regulations create uncertainty. Customers and stakeholders are also expecting power system operations to be cleaner and have less of an impact on the environment in the future. TVA is taking actions to address these challenges, such as idling or retiring older coal-fired generating units, changing the way coal combustion residuals are stored, continuing to install clean air equipment, and continuing its focus on the safe operation of its nuclear units in light of global events.

TVA Vision

TVA’s renewed vision is to be one of the nation’s leading providers of low-cost and cleaner energy by 2020. More specifically, TVA intends to be:

•	The nation’s leader in improving air quality;

•	The nation’s leader in increased nuclear production;

•	The Southeast’s leader in increased energy efficiency.

During 2011, the TVA Board accepted an integrated resource plan (“IRP”) which recommends a strategic direction focusing on a diverse mix of electricity generation sources, including nuclear power, renewable energy, natural gas and energy efficiency, as well as traditional coal and hydroelectric power. TVA intends to move toward more generation with low or no emissions.  TVA considers fuel mix in making decisions about additional generation, and is expected to rely on nuclear, natural gas-fired capacity, and energy efficiency as the primary means to meet future electricity needs.  The restart of Browns Ferry Nuclear Plant (“Browns Ferry”) Unit 1, the decision to complete Watts Bar Nuclear Plant (“Watts Bar") Unit 2, the reactivation of the construction permits for the existing Bellefonte Nuclear Plant ("Bellefonte") units, the decision to complete Bellefonte Unit 1, the filing of combined construction and operating license applications ("CCOLA") for two new units at Bellefonte, the purchase of the Magnolia Combined Cycle Plant ("Magnolia"), and the construction of the John Sevier Combined Cycle Facility are examples of TVA’s pursuit of generation sources with low or no emissions.  These projects require capital investment in the current year and over the next several years.  Another challenge in this area is that TVA must have sufficient generation capacity to meet peak demands. Consequently, TVA is exploring alternatives to reduce or shift peak energy demands.

Linking the Vision to Performance

During 2011, TVA set measures and evaluated its operational performance by focusing on two key indicators.  The first measure was net cash flow, which is cash flow from operations plus investing cash flow less net cash flow from change in the fuel cost adjustment deferral account.  The second measure was equivalent availability factor, which measures the availability of TVA’s generation units within the nuclear and fossil-fueled fleets.  The 2011 results compared with targets for these key indicators are reflected in the following chart.

Corporate Measure	Target	Actual
Net cash flow	$(935) Million	$(774) Million
Equivalent availability factor	86.0%	85.1%

TVA exceeded its target for net cash flow by $161 million due to higher cash received from power sales and lower spending on construction expenditures than expected. These items were partially offset by the acquisition of the Magnolia facility which was not included in the 2011 target.

TVA did not meet its equivalent availability factor target for 2011 because of extended outages at two of its larger coal-fired plants as well as an extended outage at one of its combined cycle plants.

Beginning in 2012, TVA plans to measure success using a vision scorecard. Processes will be established to monitor progress in meeting the vision’s objectives.

Net cash flow is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Accordingly, it should not be considered as a substitute for cash flow data prepared in accordance with GAAP. However, TVA uses net cash flow as an indicator of TVA's ability to meet its debt service and availability of funds for capacity expansion and other business requirements.

TVA calculates net cash flow as Net cash provided by operating activities plus Net cash used from investing activities less net cash flow from change in fuel cost adjustment deferral. The following reconciles the net cash flow to Net cash provided by operating activities.

Non-GAAP Reconciliation For the year ended September 30, 2011

Net cash provided by operating activities	$2,437
Plus: Net cash used from investing activities	(3,142)
Less: Net cash flow from change in fuel cost adjustment deferral	(69)
Net cash flow	$(774)

2011 Highlights

Financial

Power sales were three percent lower during 2011 than 2010.  The lower demand for electricity was primarily weather-driven but was also affected by lower demand for electricity by TVA's largest industrial customer, which has been curtailing operations. See 2011 Challenges — Weather Extremes below.

TVA had net income for 2011 of $162 million as compared to $972 million for 2010. Revenues from the sale of electricity totaled $11.7 billion for 2011, and despite the decrease in sales, revenues were nine percent higher in 2011 as compared to 2010. The $1.0 billion increase in revenue was related to the recovery of fuel and purchased power costs in rates and substantially offset the $1.1 billion increase in fuel and purchased power costs. Expenses related to repair of damage caused by storms, higher operating and maintenance expenses related to nuclear refueling outages at generating facilities, the Environmental Agreements, and increases in the cost of employee benefit programs all contributed to the decrease in net income for 2011 as compared to 2010.

Rate Changes and Adjustments

In April 2011, TVA implemented a new wholesale rate structure, which includes seasonal demand and energy ("SDE") and time-of-use ("TOU") rates.  The revised rate structures provide price signals intended to incentivize distributor and end-use customers to shift energy usage from high-cost periods to less expensive periods.  The rates are not intended to provide additional revenue for TVA (although individual customers may see some effect on their bills), but are intended to more closely align TVA’s revenues with its costs.

The new rate structure removed most fuel costs from the base rate. In conjunction with that change, the rate structure was also revised to establish a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments. Instead of adjusting the energy rates as was the case with the previous rate structure where fuel costs were a component of the base rate, the fuel cost adjustment now establishes the separate fuel rate that is applicable for each month. The following table summarizes the impact that the fuel cost adjustment had on TVA's average wholesale firm rate during 2011.

Month	Base Fuel Rate (¢/kWh)	Fuel Cost Adjustment Rate (¢/kWh)	Total Fuel Rate (¢/kWh)	Impact on Total Average Wholesale Firm Rate
October 2010	1.851	1.127	2.978	6.4%
November 2010	1.851	0.735	2.586	(5.0)%
December 2010	1.851	0.476	2.327	(3.5)%
January 2011	1.851	0.548	2.399	1.0%
February 2011	1.851	0.436	2.287	(1.5)%
March 2011	1.851	0.613	2.464	2.5%
April 2011	n/a	n/a	2.376	(1.2)%
May 2011	n/a	n/a	2.347	(0.4)%
June 2011	n/a	n/a	2.366	0.3%
July 2011	n/a	n/a	2.689	4.5%
August 2011	n/a	n/a	2.741	0.7%
September 2011	n/a	n/a	2.664	(1.0)%

At its August 18, 2011 meeting, the TVA Board approved an adjustment addendum that increased existing base wholesale rate charges beginning in October 2011, and that is expected to result in an increase of approximately two percent in total existing wholesale rate charges.  The adjustment to base rates was designed to generate an additional $234 million in revenue in 2012. This increase in revenue will help fund projects tied to TVA's vision, including increasing efficiency of operating assets, increasing energy efficiency/demand response initiatives and funding compliance with emerging regulatory requirements resulting from events like Fukushima.

Environmental Matters

In December 2010, the Environmental Protection Agency ("EPA") issued a report that evaluated progress under its Acid Rain Program (“ARP”).  The ARP, established under Title IV of the 1990 Clean Air Act ("CAA") Amendments, requires major emission reductions of sulfur dioxide (“SO2”) and nitrogen oxides (“NOx”) by the electric power industry. The December 2010 report contains information examining emission reductions, reviewing compliance results and market activity, and comparing changes in emissions to changes in pollutant concentrations. Data contained in this report indicates TVA has reduced SO2 emissions from its coal-fired generating plants at a faster rate than the national average for the industry during the past three decades and that TVA has significantly reduced SO2 emissions during the past three decades.  Furthermore, the report indicates that TVA’s NOx emissions have been significantly reduced since CY 1990 and that the reduction in these emissions has been at a rate faster than the national average during the past two decades.

New Generation

Natural Gas-Fired Generation. Despite the impacts of the recession of 2008-2009, which reduced TVA sales by approximately seven percent at its peak, and the current relatively sluggish economy, TVA believes new generation sources will be needed to meet anticipated load growth.  Load growth is a key planning assumption that was examined and approved by both the TVA Board and TVA external stakeholders through the IRP process in 2011. In keeping with its generation strategy to move toward more generation with low or no emissions, TVA continues to evaluate natural gas-fired resource options. Existing combined cycle plants located within or closely adjacent to the TVA service territory generally meet these criteria and provide suitable opportunities for acquisition or long-term purchased power contracts.

On August 31, 2011, TVA acquired Magnolia for $436 million.  The Magnolia facility is a three-unit natural gas-fired combined cycle plant with approximately 900 MW of summer net capability located in Benton County, Mississippi, and has been a source of purchased power for TVA since the plant began operation in 2003.  See Note 19 — New Generation.

Additionally, TVA is in the process of completing the John Sevier Combined Cycle Facility in northeast Tennessee.  TVA expects to complete the combined cycle facility by mid-CY 2012.  The completed facility is expected to add approximately 880 MW of summer net capability to the TVA system at a cost of approximately $820 million.
Nuclear Generation.  On August 18, 2011, the TVA Board approved a plan to finish construction of Bellefonte Unit 1,

located in Hollywood, Alabama.  TVA began construction of Bellefonte Unit 1 in 1974 but placed the site in deferred status in 1988.  Bellefonte Unit 1 is scheduled to be completed by 2020, at an estimated additional cost of $4.9 billion exclusive of Allowance for Funds Used During Construction ("AFUDC") and the cost of the initial fuel load.  Construction of Bellefonte Unit 1 is planned to begin after initial fuel loading at Watts Bar Unit 2.

Stewardship Activities

On August 18, 2011, the TVA Board accepted the Natural Resource Plan ("NRP"). The NRP is designed to enhance stewardship of public recreation facilities, water resources, wildlife and plants, and historic and cultural sites on TVA-managed reservoir lands by helping to guide TVA management to better meet public stewardship objectives while responding to the needs of the TVA region’s communities and residents.  Implementation of the NRP is expected to be staged over a 20-year period.  It is expected to be reviewed and updated at least every five years.

Economic Development

TVA's economic development efforts helped recruit or expand over 140 companies into the TVA service area during 2011. These companies announced capital investments of over $4.9 billion and the expected creation and/or retention of over 43,000 jobs.

2011 Challenges

TVA faced several challenges during 2011 which impacted its operations and financial condition, including those discussed below.

Construction Projects

TVA had two major projects that experienced construction delays in 2011.

Watts Bar Unit 2.  The project's schedule has experienced some delays as a result of lower than expected construction productivity and there will likely be a delay from licensing-related activities, including a delay resulting from a hearing scheduled to take place before an Atomic Safety and Licensing Board to resolve a pending aquatic contention.

On July 13, 2011, the Nuclear Regulatory Commission's ("NRC") Near-Term Task Force on the Fukushima Event released its review of insights following the Japanese nuclear events recommending that the NRC propose safety improvements in areas ranging from loss of power to earthquakes, flooding, spent fuel pools, containment venting, and preparedness.  Actions taken upon the review could result in TVA being required to make changes to its operating nuclear units and Watts Bar Unit 2.  Such changes are expected to possibly impact the cost and schedule of the project. See Item 1, Business — Current Power Supply — Nuclear — Response to Recent Events.

As a result of one or more of these developments, TVA believes that the Watts Bar Unit 2 completion date will extend into CY 2013, rather than the last quarter of CY 2012 as had been scheduled.  The construction project and schedule for Watts Bar Unit 2 is currently being reviewed by TVA.  Project costs are expected to significantly exceed the previous estimate of $2.5 billion. Updates to the schedule and cost estimates are expected to be completed by the second quarter of  FY 2012.

TVA has received a license from the NRC to allow TVA to receive, inspect, and store new nuclear fuel at the Unit 2 site.  The new fuel began arriving at the Watts Bar site during the summer of 2011.  TVA plans to load the new nuclear fuel into the Unit 2 reactor following receipt of the operating license.

In November 2011, the NRC provided notice of its draft environmental report issued in connection with the licensing of Watts Bar Unit 2. In the draft report, the NRC staff concludes that the environmental impacts from the operation of Watts Bar Unit 2 are generally consistent with previous environmental reviews of the unit's operation and are in some cases less than previously identified.

For legal proceedings related to Watts Bar Unit 2, see Note 20 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.

Browns Ferry Cooling Tower.  A new cooling tower for Browns Ferry had been scheduled to go into operation in the summer of 2011.  Completion of the project has been delayed, and TVA now expects the new cooling tower to be completed in the spring of 2012.  As a result of not having the additional cooling capacity the new cooling tower would have provided, TVA was required to reduce generation at Browns Ferry during parts of the summer of 2011 to comply with permit requirements related to discharge water temperature.

Regulatory Compliance

Environmental Agreements.  On April 14, 2011, TVA entered into two agreements (collectively, the "Environmental Agreements") that generally absolve TVA until 2019 from any liability, subject to certain limitations and exceptions, under the New Source Review (“NSR”) requirements of the CAA for maintenance, repair, and component replacement projects that were commenced at TVA’s coal-fired units prior to the execution of the Environmental Agreements.  Possible claims for NSR violations involving increases in greenhouse gases (“GHG”) and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen Fossil Plant, Bull Run Fossil Plant, Kingston Fossil Plant (“Kingston”), and Gallatin Fossil Plant and Unit 5 at TVA’s Colbert Fossil Plant.

The Environmental Agreements provide for a civil penalty of $10 million which was paid in July 2011 and require TVA to provide $60 million to be divided by Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with a preference for projects in the Tennessee River watershed, of which $4 million was paid in 2011.  In addition, TVA will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other projects.

Certain legal and administrative proceedings have been terminated or will be narrowed in scope as a result of the Environmental Agreements.  See Note 20 — Legal Proceedings — Environmental Agreements for more information regarding these proceedings.

In conjunction with the Environmental Agreements and TVA’s movement towards more generation with low or no emissions, TVA announced plans to retire 2,700 MW of coal-fired capacity through the end of 2017.

Browns Ferry.  TVA discovered a problem involving Browns Ferry Unit 1 low pressure coolant injection valve, which had failed because of a manufacturing deficiency, when the reactor was shut down for refueling in October 2010.  TVA repaired the valve, and reported the problem to the NRC. Other similar valves were also inspected and improvements made to prevent future problems of this type. On May 9, 2011, the NRC notified TVA that it issued a red finding related to the valve's performance. The red finding denotes an issue of “high safety significance” and places Browns Ferry in the multiple/repetitive degraded cornerstone category of the NRC's Reactor Oversight Program. TVA appealed the red finding determination. A decision to uphold the finding was made following an NRC internal review. This red finding also means that all of the Browns Ferry units will be subject to increased oversight and inspection, including a maintenance inspection, and inspections focusing on reactor safety and safety culture. The inspections will continue through 2012. TVA is taking actions to address the performance deficiency, which could include mid-cycle outages to perform corrective work, as well as safety-related issues. TVA anticipates spending between $75 million and $120 million during 2012 related to the acceleration of material improvements at Browns Ferry. Estimates of costs related to additional corrective actions over the next several years are in the process of being developed, including improvements at Watts Bar and TVA's Sequoyah Nuclear Plant.

Kingston Ash Spill.  Cleanup and recovery efforts related to the Kingston ash spill in conjunction with federal and state agencies continued during 2011.  TVA currently estimates the recovery process will be substantially completed in 2014 although monitoring may continue beyond that date.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion accrued as a long-term liability on TVA’s balance sheets.  Costs incurred since the event through September 30, 2011, totaled $749 million with a remaining estimated liability of $376 million.  As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate. See Note 8.

TVA has not included the following categories of costs in the above estimate since it has determined that these costs are currently either not probable or not reasonably estimable:  penalties (other than the penalties set out in the Tennessee Department of Environment and Conservation ("TDEC") order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs are also not included in the estimate as those costs are included in the non-nuclear asset retirement obligation liability.

TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $8 million of the obligation and may also be credited up to $2 million for performing environmental projects approved by TDEC.  The remaining obligation will be paid in installments through July 2012.

Coal Combustion Residuals ("CCRs").  On December 15, 2010, a leak was identified in the clay liner of the gypsum pond at Kingston. TVA submitted to the TDEC a two-phase Corrective Action Plan (“CAP”) to install a synthetic liner on the gypsum pond. The synthetic liner is being designed and installed to meet the requirements of the CAP, current TDEC regulations, and anticipated RCRA Subtitle D requirements for CCR storage. The gypsum pond was expected to be back in service by September 2011; however, due to weather and other unforeseeable conditions, implementation of the CAP was delayed. Under the Environmental Agreements, TVA is generally not allowed to operate Kingston after September 20, 2011, without the scrubbers in operation, and the scrubbers cannot be operated unless TVA has the ability to store the gypsum the scrubbers produce. Accordingly, TVA stopped operating Kingston on September 19, 2011, and began the fall maintenance outage to tie in the new dry fly ash handling system. Work on the first phase of the new gypsum storage facility was completed on October 21, 2011 and TDEC approval to place the facility back in operation was received on November 16, 2011. As the Kingston fall outage work is completed, and as power is needed, Kingston's units will be brought back on line.  The approximate cost of the first phase of work for the gypsum facility is $24 million.  The estimate and schedule for the second phase of work has not been established at this time.

TVA is studying the adequacy of storage capacity at other fossil-fuel plants.  If it is found that remaining capacity is not adequate, interruptions in the capability of these plants to operate may also result.

Weather Extremes

TVA’s service area experienced an unprecedented series of storms on April 27, 2011, and April 28, 2011, causing significant damage to the TVA power system.  The hardest hit areas were central and northern Mississippi, northern Alabama, and the eastern portion of Tennessee.

Browns Ferry, located in northern Alabama, and the switchyard at Browns Ferry sustained only minimal damage from the storms, but damage to the TVA transmission system at offsite locations resulted in the plant being without sufficient external electricity supply.  Emergency backup power systems, including on-site diesel generators, provided power to safely cool down the reactors during the ensuing shutdown.  All Browns Ferry units returned to full availability status by early June 2011. Additionally, transmission lines at Widows Creek Fossil Plant (“Widows Creek”), also located in north Alabama, were damaged as a result of this storm system.

TVA estimates the cost of the events to be $39 million for structural repairs including capitalized expenditures of $29 million and operating and maintenance expenditures of $10 million.  The cost of power purchased to meet demand while Browns Ferry and other generating units were not connected to the electric grid was $95 million.  The increase in TVA’s fuel rate from May 2011 to July 2011 is due in part to help recover the cost of the replacement power purchased as a result of these storms.

Investment Funds

Nuclear Decommissioning Trust Fund.  The nuclear decommissioning trust (“NDT”) portfolio increased in value by $4 million in 2011.  The balance at September 30, 2011, was less than the present value of the estimated future nuclear decommissioning costs under the NRC methodology and under GAAP. TVA submitted an NDT funding assurance plan to the NRC during 2009 utilizing the external sinking fund method as described in the NRC’s regulations.  The plan is based on estimated positive long-term investment performance above an anticipated increase in the decommissioning liability over the remaining lives of TVA’s nuclear units.  The funding assurance plan provides mechanisms to address any potential shortfalls under a schedule with the goal of ensuring sufficient funds are available when the nuclear plants are eventually decommissioned. At September 30, 2011, the NDT was 114 percent funded under the assurance plan that TVA submitted to the NRC.

Pension Plans.  Although financial markets improved during the first part of 2011, they lost the majority of gains during a downturn in the last months of 2011.  Net assets in the plans at September 30, 2011, were approximately $6.5 billion and obligations were approximately $11.3 billion for a net underfunded status of $4.7 billion at September 30, 2011.  The ability of the qualified plan’s funded status to quickly improve is limited because the qualified pension plan pays approximately $600 million of benefits each year to nearly 24,000 retirees. TVA made a contribution to the plan of $270 million in September 2011.

In September 2011, the Tennessee Valley Authority Retirement System ("TVARS") Board approved a long-term investment plan which contains a “dynamic de-risking” strategy that calls for investments to be shifted into assets that better match the liability, such as long duration fixed income securities, over time as funding targets are met.  See Risk Management Activities — Investment Price Risk and Note 18 — Plan Investments.

Future Challenges

Many of the challenges that TVA faced in 2011 will continue to be challenges in the future, including those related to constructing or acquiring new generating assets, converting TVA’s CCR facilities, idling, retiring, or adding emissions control equipment to TVA’s coal-fired units, funding new capital projects as TVA nears the $30.0 billion ceiling on Bonds outstanding, and funding TVA’s NDT and pension plan, as well as slower than expected economic recovery resulting in lower projected sales for 2012.  In addition, TVA may face additional challenges discussed below.

Capital Investments

TVA faces potentially large capital requirements to maintain its power system infrastructure and invest in new power assets, including generation assets using cleaner energy sources.  Due to the age, lower capacity, and lower efficiency of TVA’s older coal-fired units, it may not be economical to continue to operate some units in the future, particularly if new environmental laws or regulations become effective.  However, discontinuing the use of some coal-fired units may be constrained by transmission expansion that will be required before the units are taken out of service. TVA is also planning to convert all of its wet CCR facilities to dry collection facilities and the estimated cost of this conversion is between $1.5 billion and $2.0 billion.  See Item 1, Business — Current Power Supply and — Future Power Supply.

Pending Regulation and Legislation

Environmental. TVA anticipates that clean air regulations will eventually require all coal-fired units to install air quality controls, including scrubbers and selective catalytic reduction systems (“SCRs”) for SO2, NOx, and mercury control.  TVA also expects that legislation or regulations will eventually require it to reduce carbon dioxide (“CO2”) emissions or purchase CO2 allowances.  Furthermore, TVA believes it is likely that new laws or regulations will come into effect in the future that will require electric utilities to obtain a specified portion of their power supply from renewable resources.  The cost of compliance with any such laws and regulations is currently unknown, but compliance could require significant expenditures by TVA. TVA would have to recover such costs in rates or pursue some other action which, among other options, might include idling or retiring additional coal-fired units.  See Item 1, Business — Current Power Supply and — Future Power Supply.

Health Care. There is a risk of increased health care costs associated with federal health care reform legislation. TVA plans to continue to monitor the changes required by this legislation and to review its medical plan to comply with required changes in a cost-effective manner. During 2011, TVA experienced an 11 percent increase in health care cost provided to active and retired employees.

Generating Fleet

Nuclear Generation.  TVA management has established a response team to analyze the Japanese nuclear events of 2011 and is also analyzing the ability of TVA’s plants to safely shut down and safely remain in that state during simultaneous natural disasters such as floods, earthquakes, and/or tornadoes.

The team also provided short, intermediate, and long-term recommendations for TVA sites related to additional precautionary actions TVA may adopt.  Short-term actions include adding additional satellite phones for emergency responders when normal communications are damaged and adding small portable electric generators for lights, charging batteries, and other vital equipment.  Longer-term actions may include changes to the storage methods for spent nuclear fuel.  Finally, TVA will further evaluate its switch-yards for seismic vulnerabilities and may provide additional backup power sources at its nuclear plants.

TVA believes that the Japanese nuclear events could translate into changes in plant operations, design, or safety and the imposition of additional requirements by the NRC or other regulatory bodies.  Should potential changes prove to be significant, the schedule to complete and the costs associated with the commercial operation of Watts Bar Unit 2, as well as future plans for construction at Bellefonte Unit 1 or other facilities, could be affected.  Several petitions have been filed with the NRC that seek to take actions in response to the Japanese nuclear events that could impact TVA nuclear operations or licensing activities if the requested actions are taken by the NRC.  See Note 20 — Legal Proceedings — Petitions Resulting from Japanese Nuclear Events.

In addition to the anticipated changes from the Japanese nuclear events, the issuance of the red finding at Browns Ferry will also impact TVA's nuclear operations over the next few years. The red finding requires the NRC to conduct special inspections at Browns Ferry, the results of which could have ramifications for TVA's nuclear generation facilities. The results of the inspections will aid the NRC in deciding whether additional regulatory actions are necessary to assure public health and safety. The special inspections will look at the entire range of programs, processes, and procedures in place for operating, maintaining, designing, and modifying Browns Ferry. The NRC will also review the results from a third-party assessment of Brown Ferry's safety culture. The NRC inspections and reviews related to the red finding are anticipated to occur over the next couple of years.

Coal-Fired Generation.  Future environmental regulations could result in significant increases in capital expenditures and operating costs, which, in turn, could lead to increased liquidity needs and financing requirements.  TVA currently has approximately 13,800 MW of coal-fired generation.  Approximately 4,900 MW have neither scrubbers nor SCRs.  Although TVA uses scrubbers on its largest generating units and low sulfur coal on other units to remove SO2 and SCRs and other controls to reduce NOx emissions, several of TVA’s older coal-fired plants do not have a complete set of modern clean air equipment, and their lower efficiency leads to higher CO2 emission rates.  As part of the Environmental Agreements, the TVA Board approved the retirement of 18 older coal-fired units at three power plants.  Due to the age, lower capacity, and lower efficiency of some units, it may not be economical to install new emission control equipment; accordingly, TVA may choose to idle or retire additional coal-fired units.  As TVA idles or retires coal-fired units, there may be some risks related to TVA’s ability to meet customer demand for low-cost power in the future.  TVA is attempting to address these risks through a process which includes the diversification of fuel sources and fuel type, as well as physical and financial hedging programs for fuel and purchased power, and increased emphasis on investments in energy efficiency, demand response, and communication technologies and end-use customer devices.  See Item I, Business — Current Power Supply — Coal-Fired and Environmental Matters.

Thermal Issues.  During the summer of 2011, as in prior years, TVA had to reduce generation from certain nuclear and coal-fired plants to prevent  issues associated with high water temperatures in the Tennessee and Cumberland Rivers.  As discussed above, an additional cooling tower is being constructed at Browns Ferry, but the potential for future reductions in generation exist at larger coal-fired plants such as Cumberland Fossil Plant.

Debt Ceiling

The TVA Act specifies that TVA may not have more than $30.0 billion Bonds outstanding at one time.  At September 30, 2011, TVA had $24.7 billion of Bonds outstanding.  Increased future capital expenditures along with a restrictive debt ceiling may pose a challenge to TVA’s ability to maintain low and competitive power rates.

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

Safeguarding Assets

Physical Security.  TVA is responsible for the physical security of the assets entrusted to it across its service area.  In seeking to protect these assets, TVA follows numerous regulatory requirements that set minimum standards for physical security and uses a combination of threat analysis, technology, and partnerships with the public to help deter, detect, and respond to specific threats to critical assets.  In addition, training programs for TVA’s workforce are being developed in order to help foster a strong culture of security awareness throughout TVA.  TVA is likely to invest in future protective measures based on security assessments being performed through 2012 that are expected to identify opportunities for improvement.

Nuclear Security.  Nuclear security is carried out in accordance with federal regulations as set forth by the NRC.  These regulations are designed for the protection of TVA’s nuclear power plants, the public, and employees from the threat of radiological sabotage and other nuclear-related terrorist threats.  TVA has nuclear security forces to guard against such threats.  TVA currently plans to spend between $100 million and $140 million between 2012 and 2013 on upgrades to its nuclear security infrastructure which includes amounts related to the implementation of the NRC recommendations from the Japanese nuclear event. See Part 1, Current Power Supply — Nuclear — Response to Recent Events.

Cyber Security.  Cyber security is a serious and ongoing challenge for the energy sector. Cyber threats to energy delivery systems exist and can impact critical functions that, if lost or degraded, could result in an inability to generate or effectively transmit power, which could lead to lost revenue.

Cyber security and the protection of TVA operations and activities are a priority. TVA uses a defense-in-depth security model in an effort to prevent, detect, respond to, and recover from threats against its systems.  TVA plans to modify and upgrade its protections as technology advances and threat environments and business requirements change.  TVA currently plans to spend approximately $30 million to $40 million in cyber security updates between 2012 and 2015.

As part of the U.S. government, TVA coordinates with and works closely with the Department of Homeland Security (“DHS”) and the United States Computer Emergency Readiness Team (“US-CERT”). US-CERT functions as a liaison between DHS and the public and private sector to coordinate responses to security threats from the internet.

Future Workforce Needs and Development

            Although TVA has traditionally experienced low employee turnover, potential risks exist because of retirements and competition for talent from other companies. Attracting and retaining employees with the skills needed to achieve TVA's vision of becoming one of the nation's leading providers of low-cost and cleaner energy (skills related to new nuclear construction, installation of new environmental equipment, construction of additional environmental controls, and the implementation of new regulations, for example) also present workforce challenges, especially given the growing need to control costs and the salary freeze for federal employees enacted on December 22, 2010.  (See Legislative and Regulatory Matters for a discussion of the salary freeze.) To ensure that TVA is able to attract and retain the workforce needed to achieve its vision, TVA established a new organization to focus on human capital, including recruiting programs and outreach to high school, trade school, and college students, in 2010 and revised its workforce planning program in 2011.  The revised workforce planning program is targeted for implementation agency-wide in the first quarter of 2012.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs as well as pay off scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

Financial markets have experienced higher than normal volatility from 2008 amid negative developments in housing and mortgage-related activities, weakness of major financial institutions, and negative economic developments.  These conditions initially resulted in severe disruptions in credit and lending activities, particularly in the short-term credit markets through which corporate institutions borrow and lend to each other.  In more recent periods, market volatility has been driven by slow economic growth, uncertainty related to the financial health of governments in the United States and Europe, and negative developments in sovereign debt markets.

Despite the disruptions in the credit and financial markets, TVA has not experienced difficulty in issuing short-term or long-term debt or in refunding maturing short-term or long-term debt.  Disruptions in the short-term credit markets have the potential to very negatively impact TVA because TVA uses short-term debt to meet working capital needs. Throughout the period of market volatility, TVA has experienced strong demand for short-term borrowings issued under its discount notes program and long-term bonds, and has been able to issue debt at competitive rates.  TVA issued $99 million of electronotes® and $1.5 billion of other power bonds in 2011.  TVA expects continued demand for its debt securities.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA’s sources of liquidity include a $150 million credit facility with the U.S. Treasury, three long-term revolving credit facilities totaling $2.5 billion, and occasional proceeds from other financing arrangements including call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources to provide adequate liquidity to TVA for the foreseeable future.  However, the TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade.  Capital spending needs could be met with a combination of Bonds, other forms of financing such as leasing and energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.  Additionally, energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  Certain sources of liquidity are discussed below.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  At September 30, 2011, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  See Note 1 — General.

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

Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for:

•	Operation, maintenance, and administration of its power system;

•	Payments to states and counties in lieu of taxes;

•	Debt service on outstanding Bonds;

•	Payments to the U.S. Treasury as a repayment of and a return on the government’s appropriation investment in TVA’s power facilities (the "Power Program Appropriation Investment"); and

•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 15 — Appropriation Investment.

The rate test for the one-year period ended September 30, 2011, was calculated after the end of 2011, and TVA met the test’s requirements.

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

Short-Term Borrowing Table
	At September 30, 2011	For Quarter Ended September 30, 2011	For Year Ended September 30, 2011	At September 30, 2010	For Year Ended September 30, 2010	At September 30, 2009	For Year Ended September 30, 2009

Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount notes	$482	$680	$363	$27	$905	$844	$1,650
Weighted Average Interest Rate
Discount notes	0.001%	0.196%	0.137%	0.040%	0.089%	0.063%	0.323%
Maximum Month-End Amount Outstanding During Period
Discount notes	N/A	$1,000	$1,401	N/A	$1,176	N/A	$2,637

TVA held a higher balance of short-term debt at September 30, 2011, than at September 30, 2010, due to the timing of cash flows and the desire to meet management's target for short-term cash on hand. The average balance of short-term debt was lower in 2011 than 2010 because TVA issued more long-term debt than it redeemed in 2011 to take advantage of the historically low interest rate environment by locking-in long-term lower borrowing rates. Some of those proceeds were used to redeem short-term debt. TVA held a lower balance of short-term debt at September 30, 2010, than September 30, 2009, primarily because it issued more long-term debt than it redeemed in 2010 and applied some of those proceeds to the redemption of short-term debt. The redemption of short-term debt also accounted for the average balance of short-term debt being lower in 2010 than in 2009. The variance in the average interest rate on discount notes is primarily due to changes in market conditions.

TVA uses a significant portion of its power bond proceeds to refinance previously-issued power bonds as they mature or are redeemed. From time to time, TVA also uses power bond proceeds for other power program purposes, including financing its construction projects, as was the case in 2011 and 2010.

During 2011 and 2010, TVA issued $1.6 billion and $1.7 billion of power bonds, respectively, and redeemed $1.0 billion and $69 million of power bonds, respectively.  Power bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at September 30, 2011 were $24.2 billion (including current maturities) and at September 30, 2010 were $23.6 billion (including current maturities). For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2011, and 2010, including rates, maturities, outstanding principal amounts, and redemption features, see Note 11 — Debt Securities Activity.

TVA Bonds are traded in the public bond markets.  TVA’s Bonds are listed on the New York Stock Exchange (“NYSE”) except for TVA’s discount notes and the power bonds issued under TVA’s electronotes® program.  TVA’s Putable Automatic Rate Reset Securities are traded on the NYSE under the exchange symbols “TVC” and “TVE,” respectively.  Other NYSE-listed bonds are assigned various symbols by the exchange, which are noted on the NYSE’s website.  TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Item 1A, Risk Factors for additional information regarding the market for TVA’s Bonds.  At September 30, 2011, all of TVA’s Bonds were rated by at least one rating agency except for two issues of power bonds and the discount notes.  Ratings are not recommendations to buy, sell, or hold any TVA securities and may be subject to revision or withdrawal at any time by the rating agencies.  Ratings are assigned independently, and each should be evaluated as such.

On August 2, 2011, one of the rating agencies confirmed the Aaa rating of the United States and assigned a Negative rating outlook following the government’s action to raise the debt limit in order to avoid a default on the government’s obligations. On August 3, 2011, this same agency confirmed the Aaa senior secured and unsecured ratings of TVA Bonds and assigned a Stable rating outlook.

On August 5, 2011, one of the rating agencies lowered its long-term rating on the United States to AA+ from AAA and affirmed the A-1+ short-term rating. This action was based on concerns regarding the fiscal and economic position of the United States. The outlook on the long-term rating is Negative.  The rating agency removed the short- and long-term ratings of the United States from review for possible downgrade.  On August 8, 2011, this same rating agency lowered the long-term rating on TVA Bonds to AA+ from AAA and removed the rating from review for possible downgrade.  The outlook on TVA’s rating is Negative.  The action taken on the rating on TVA Bonds was based on the application of the rating agency’s government-related entities criteria.

The downgrade of the rating on TVA Bonds to AA+ by this one rating agency may increase TVA’s interest expense by increasing the interest rates TVA pays on the short-term or long-term debt securities it issues.  The downgrade required TVA to post $100 million of additional collateral under certain physical and financial contracts that contain rating triggers.

On August 16, 2011, the third national rating agency that provides a rating on TVA Bonds affirmed the AAA rating of the United States with a Stable outlook.  Prior to this action, on June 15, 2011, this same rating agency affirmed the AAA rating on TVA Bonds with a Stable outlook.

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at September 30, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.

Summary of Long-Term Credit Facilities At September 30, 2011 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
January 2014	$0.5	$0.5	$—	$—
January 2014	1.0	—	—	1.0
May 2014	1.0	0.1	—	0.9
	$2.5	$0.6	$—	$1.9

The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At September 30, 2011, there were $575 million of letters of credit outstanding under the facilities, and there were no borrowings outstanding.  See Note 11 — Credit Facility Agreements.

Lease Financing.  TVA expects to enter into a lease purchase arrangement for its John Sevier Combined Cycle Facility in 2012.  Under a lease purchase arrangement, interest in a facility under construction is sold or otherwise conveyed to investors and then leased back to TVA through a long-term lease.  At the end of the lease term, TVA would own the facility without making any additional payments. TVA may seek to enter into similar arrangements for other assets under construction in 2012 and thereafter.  Other assets under construction for consideration for lease-purchase transactions or other leasing transactions may include natural gas units, nuclear units, or pollution control equipment.

While leasing allows TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Call Monetization Transactions.  TVA has entered into swaption transactions to monetize the value of call provisions on certain of its Bond issues.  A swaption essentially grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA monetized.  Through September 30, 2011, TVA had entered into four swaption transactions that generated proceeds of $261 million.

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

Sale of Interest in TVA Generating Facility. Seven States Power Corporation (“Seven States”), through its subsidiary, Seven States Southaven, LLC (“SSSL”), exercised Seven States’s option to purchase an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back Seven States's interest in the facility. The interim period under the original agreements was to expire on April 30, 2010. On April 22, 2010, TVA and Seven States, through SSSL, amended the joint ownership agreement, lease agreement, and buy-back arrangements to extend the term of the interim arrangements by approximately three years, until April 23, 2013. The other material terms and conditions of the agreements were not changed and remain in full force and effect.  Under the amended agreements, TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013. TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date. In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets. At September 30, 2011, the carrying amount of the obligation was approximately $397 million.

On August 8, 2011, a nationally recognized credit rating agency lowered TVA's long-term rating from AAA to AA+.  This downgrade constituted an event of default under the Amended and Restated Credit Agreement between Seven States and its lenders.  Upon the occurrence of such an event of default, Seven States's lenders may either impose a higher default interest rate on the loan or exercise an option to require TVA to re-acquire its interest in the Southaven facility and the related assets.

On November 1, 2011, Seven States and its lenders, with the consent of TVA, executed an Amendment to the Amended and Restated Credit Agreement.  In this amendment, Seven States' s lenders agreed to waive this event of default and thus waive their lenders' right to force TVA to re-acquire Seven States's interest in the Southaven facility and the related assets or to force Seven States to pay the default interest rate for this event of default.  Also, the amendment ties the interest rate on Seven States's credit facilities to TVA's credit rating.  Seven States will pay interest on the loan at either 1) LIBOR plus 62.5 basis points if TVA's corporate credit rating is AAA (or its equivalent) by all nationally recognized credit rating agencies, or 2) LIBOR plus 87.5 basis points if TVA's corporate credit rating is AA+ (or its equivalent) by one or more nationally recognized credit rating agencies and AAA (or its equivalent) by the other nationally recognized credit agencies.  The amendment also states that any future downgrade of TVA's credit rating to below AA+ (or its equivalent) by any nationally recognized credit rating agency would constitute an event of default by Seven States.  Because the monthly rent that TVA pays to Seven States for Southaven passes through to TVA the cost of Seven States's loan, TVA's rent payments will increase under this amendment by the amount that Seven States's interest payments on the loan increase, but because of the waiver, the event of default had no other effect on the terms of TVA's lease with Seven States. TVA will continue to present on its financial statements both current and long-term portions of its leaseback obligation to Seven States.

Summary Cash Flows

A major source of TVA’s liquidity is operating cash flows resulting from the generation and sales of electricity.  A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2011	2010	2009
Cash provided by (used in):
Operating activities	$2,437	$1,901	$2,163
Investing activities	(3,142)	(2,458)	(2,287)
Financing activities	884	684	112
Net increase (decrease) in cash and cash equivalents	$179	$127	$(12)

Operating Activities

2011 Compared to 2010

Net cash flows from operating activities increased $536 million in 2011 compared to 2010.  This increase was primarily due to the timing of revenues related to fuel cost recovery as well as a decrease in cash spent on the Kingston ash spill environmental cleanup costs as compared to the prior year. See 2011 Highlights.

2010 Compared to 2009

Net cash flows from operating activities decreased $262 million in 2010 compared to 2009.  This decrease resulted from lower operating revenues as a result of rate decreases related to lower fuel costs, which reduced operating revenues by $1.7 billion.  The decrease was nearly fully offset by a $1.0 billion advance contribution to TVA’s pension fund in 2009 and a $707 million base rate increase.  See Results of Operations.

Investing Activities

The majority of TVA’s investing cash flows are related to investments in property, plant, and equipment for new generating assets as well as additions and upgrades to existing facilities.  A summary of changes in investing cash flows is provided below.

2011 Compared to 2010

Net cash flows used in investing activities increased $684 million in 2011 compared to 2010.  The increase resulted primarily from the purchase of Magnolia for $436 million and an increase of $402 million spent on major capital projects, including new combined cycle combustion turbine units, as well as ongoing construction on Watts Bar Unit 2 and CCR-related costs in 2011. The increase was partially offset by a decrease in nuclear fuels expenditures of $185 million resulting from less purchases of uranium and enrichment services in 2011 as compared to 2010. Nuclear reactors are refueled every 18 to 24 months and uranium is purchased in advance of the refueling date. In 2010, uranium was purchased to supply fuel for five nuclear reactors that were refueled in 2011, whereas in 2011 uranium purchases were made to supply two nuclear reactors that will be refueled in 2012.

2010 Compared to 2009

Net cash flows used in investing activities increased $171 million in 2010 compared to 2009.  The increase resulted primarily from an additional $222 million spent on major capital projects including new combined cycle and combustion turbine units, as well as ongoing construction on Watts Bar Unit 2, in 2010.

Financing Activities

2011 Compared to 2010

Net cash flows provided by financing activities increased $200 million in 2011 compared to 2010.  The change was primarily due to issuance of debt exceeding redemptions by $1.0 billion in 2011, as compared to issuance of debt exceeding redemptions by $793 million in 2010. The net increase in debt was due to funding of capacity expansion investments.

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

Cash Requirements and Contractual Obligations

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures(1) As of September 30
	Actual		Estimated Construction Expenditures
	2011		2012	2013	2014
Watts Bar Unit 2 (2)	$669		$369	$100	$—
Other capacity expansion expenditures (3)	929		788	863	775
Environmental expenditures	52		181	860	1,160
Coal combustion residual	142		218	146	100
Transmission expenditures	246		278	316	333
Other capital expenditures (4)	787		850	777	775
Total construction expenditures	$2,825	(5)	$2,684	$3,062	$3,143
Notes
(1)  TVA plans to fund these expenditures with cash from operations and proceeds from power program financings.  This table shows only expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
(2) The construction project and schedule for Watts Bar Unit 2 are currently being reviewed by TVA. Updates to the schedule and cost estimates are expected to be completed by the second quarter of FY 2012.
(3) Other capacity expansion expenditures includes the purchase of Magnolia for $436 million.
(4)  Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(5)  The numbers above exclude AFUDC related to construction expenditures of $97 million and include items accrued of $69 million.

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

In the near term, TVA’s cash flows may be negatively impacted by investments in new generation, such as Watts Bar Unit 2 and the John Sevier Combined Cycle Facility, that are not expected to provide a cash return until put into service.

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenses.  The following table sets forth TVA’s estimates of future payments at September 30, 2011.  See Note 11, Note 12, Note 15, and Note 20 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2012	2013	2014	2015	2016	Thereafter	Total
Debt(1)	$2,019	$2,308	$32	$1,032	$32	$19,236	$24,659
Interest payments relating to debt	1,372	1,227	1,142	1,141	1,096	19,212	25,190
Lease obligations
Capital	6	—	—	—	—	3	9
Non-cancelable operating	74	59	34	24	24	147	362
Purchase obligations
Power	223	158	158	161	168	4,212	5,080
Fuel	1,856	1,502	1,252	1,205	760	1,942	8,517
Other	109	73	62	58	57	574	933
Environmental Agreements	85	87	87	87	—	—	346
Litigation settlements	29	3	3	—	—	—	35
Environmental cleanup costs-Kingston ash spill	182	127	68	—	—	—	377
Payments on other financings	138	488	100	104	104	609	1,543
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	10	—	—	—	50
Return on Power Program Appropriation Investment	22	20	19	18	18	217	314
Total	$6,135	$6,072	$2,967	$3,830	$2,259	$46,152	$67,415
Note (1) Does not include noncash items of foreign currency exchange loss of $7 million and net discount on sale of Bonds of $235 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations
	2012	2013	2014	2015	2016	Thereafter	Total
Energy Prepayment Obligations	$105	$102	$100	$100	$100	$210	$717

Results of Operations

Sales of Electricity

Sales of electricity accounted for virtually all of TVA’s operating revenues in 2011, 2010, and 2009.  TVA sells power at wholesale to distributor customers, consisting of municipalities and cooperatives that resell the power to their customers at retail rates.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power that exceeds the needs of the TVA system is sold under exchange power arrangements with other power systems.  The following table compares TVA’s electricity sales statistics for 2011, 2010, and 2009.

Sales of Electricity For the years ended September 30
(millions of kWh)
	2011	Percent Change	2010	Percent Change	2009
Municipalities and cooperatives	137,042	(3.1)%	141,448	6.3%	133,078
Industries directly served	28,563	(5.1)%	30,099	4.8%	28,718
Federal agencies and other	2,125	0.5%	2,115	5.3%	2,008
Total sales of electricity	167,730	(3.4)%	173,662	6.0%	163,804
Weather normalized sales	167,654	(0.7)%	168,852	0.6%	167,807
Heating degree days(1) (normal 3,360)	3,418	(7.6)%	3,698	8.0%	3,423
Cooling degree days (1) (normal 1,863)	2,123	(9.2)%	2,338	30.9%	1,786
Combined degree days (1) (normal 5,223)	5,541	(8.2)%	6,036	15.9%	5,209
Note
(1)  The prior years' degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information.  Every five years this calculation is updated in order to incorporate the most recent 30 years of weather history.  The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

2011 Compared to 2010

The 4.4 billion kilowatt-hour (“kWh”) decrease in sales to Municipalities and cooperatives was primarily due to a decrease in both heating and cooling degree days as a result of a warmer winter and cooler summer in 2011 than 2010.

The 1.5 billion kWh decrease in sales to Industries directly served was primarily due to a decrease in sales to TVA’s largest directly served industrial customer, which has been curtailing operations.

The 10 million kWh increase in sales to Federal agencies and other was due to a 62 million kWh decrease in sales to federal agencies directly served and an increase of 72 million kWh sold off-system due to an increase in excess generation available for resale.

2010 Compared to 2009

 The 8.4 billion kWh increase in sales to Municipalities and cooperatives was primarily due to an increase in residential sales as a result of a record number of degree days due to both a colder than normal winter and a hotter than normal summer during 2010, as well as an increase in sales to the commercial and industrial customers of TVA’s distributor customers due to improving economic conditions.

The 1.4 billion kWh increase in sales to Industries directly served was primarily due to improving economic conditions.

The 107 million kWh increase in sales to Federal agencies and other was due to a 57 million kWh increase in sales to federal agencies directly served and an increase of 50 million kWh sold off-system due to an increase in excess generation available for resale.

Financial Results

The following table compares operating results for 2011, 2010, and 2009:

Summary Statements of Operations For the years ended September 30
	2011	2010	2009
Operating revenues	$11,841	$10,874	$11,255
Operating expenses	(10,404)	(8,632)	(9,282)
Operating income	1,437	2,242	1,973
Other income, net	30	24	25
Interest expense, net	(1,305)	(1,294)	(1,272)
Net income (loss)	$162	$972	$726

Operating Revenues.

Operating revenues during 2011, 2010, and 2009 consisted of the following:

Operating Revenue For the years ended September 30
	2011	Percent Change	2010	Percent Change	2009
Sales of electricity
Municipalities and cooperatives	10,144	9.4%	$9,275	(3.8)%	$9,644
Industries directly served	1,440	9.0%	1,321	(3.4)%	1,367
Federal agencies and other	139	18.8%	117	(10.7)%	131
Total sales of electricity	11,723	9.4%	10,713	(3.9)%	11,142
Other revenue	118	(26.7)%	161	42.5%	113
Total operating revenues	$11,841	8.9%	$10,874	(3.4)%	$11,255

Operating revenues increased $967 million in 2011 compared to 2010, and decreased $381 million in 2010 compared to 2009 due to the following:

	Variance 2011 vs. 2010	Variance 2010 vs. 2009
Fuel rate	$1,312	$(1,714)
Volume	(360)	580
Base rates	49	707
Off system sales and other	9	(2)
Other revenue	(43)	48
Total	$967	$(381)

2011 Compared to 2010

Operating revenues increased $967 million year over year due primarily to an increase in the fuel rate from 2010 to 2011 resulting in a $1.3 billion impact.  The main driver behind the increase in the fuel rate was the unusually low rate in 2010 which resulted from the liquidation of the fuel cost adjustment liability.  This fuel cost adjustment liability was the product of over collection of fuel costs in 2009 through the fuel cost adjustment formula.  Prior to October 2009 the fuel cost adjustment formula was updated quarterly resulting in the potential for larger positive and negative swings.  Starting in 2010 the TVA Board revised the operation of this formula so that it was updated monthly and the TVA Board also approved the liquidation of the remaining liability through rates charged to rate payers over the nine-month period from October 1, 2009 to June 30, 2010, thereby decreasing the fuel rate charged to customers for that period.  If not for this decrease to the fuel rate, 2010 revenues would have been $822 million higher.  Fuel rates also increased in 2011 as a result of the recovery of a $300 million increase in purchased power with approximately $95 million of this increase resulting from the issues related to the April 2011 storms and the remaining increase relating to TVA's decision to purchase lower-cost power as opposed to running its higher cost peaking units.  Finally, fuel rates increased year over year by approximately $180 million as a result of an increase in average fuel cost per kWh of net thermal generation of approximately 10 percent.

Base rates also resulted in a $49 million increase in operating revenues.  This increase was due to a change in overall customer product mix rather than a scheduled base rate increase.  These increases were partially offset by sales volume decreases which reduced operating revenues by $360 million. This volume decrease related primarily to municipalities and cooperatives and was mainly due to milder weather conditions in 2011 as evidenced by the eight percent decrease in heating degree days and the nine percent decrease in cooling degree days from 2010.  Additionally, TVA's largest directly served industrial customer continued to curtail operations, and as a result, revenues related to this customer decreased by approximately $70 million over 2010.

2010 Compared to 2009

Operating revenues decreased $381 million year over year due primarily to a decrease in the fuel rate from 2009 to 2010 resulting in a $1.7 billion impact.  The main driver behind the decrease in the fuel rate was the unusually low rate in 2010 which resulted from the liquidation of the fuel cost adjustment liability.  The fuel cost adjustment liability was the product of over collection of fuel costs in 2009 through the fuel cost adjustment formula.  Prior to October 2009 the fuel cost adjustment formula was updated quarterly resulting in the potential for larger positive and negative swings.  Starting in 2010 the TVA Board revised the operation of this formula so that it was updated monthly and the TVA Board also approved the liquidation of the remaining liability through rates charged to rate-payers over the nine-month period from October 1, 2009 to June 30, 2010, thereby decreasing the fuel rate charged to customers for that period.  If not for this decrease to the fuel rate, 2010 revenues would have been $822 million higher.  Fuel rates also decreased as a result of a $504 million reduction in purchased power and to a lesser extent as a result of overall decreases in the actual cost of fuel burned in TVA's generating units resulting in lower costs charged to customers through the current year portion of the fuel cost adjustment formula.

These decreases in operating revenues were offset by increases related primarily to sales volume of $580 million and a base rate increase resulting in an additional $707 million in revenues.  The volume increase is due primarily to a six percent increase in kWhs sold to municipalities and cooperatives as a result of a colder than normal winter and a hotter than normal summer.  This is evidenced by an increase in heating degree days of eight percent and an increase in cooling degree days of 31 percent over 2009.  The increase related to the base rate change is a result in the TVA Board's approval of a nine percent base rate increase for 2010.   Additionally, other revenues increased by $48 million primarily due to additional revenue related to fiber optic leases.

Operating Expenses. Operating expenses during 2011, 2010, and 2009 consisted of the following:

TVA Operating Expenses For the years ended September 30
	2011	Percent Change	2010	Percent Change	2009
Fuel	$2,926	39.9%	$2,092	(32.8)%	$3,114
Purchased power	1,427	26.6%	1,127	(30.9)%	1,631
Operating and maintenance	3,617	11.9%	3,232	34.9%	2,395
Depreciation and amortization	1,772	2.8%	1,724	7.9%	1,598
Tax equivalents	662	44.9%	457	(16.0)%	544
Total operating expenses	$10,404	20.5%	$8,632	(7.0)%	$9,282

2011 Compared to 2010

The fuel cost adjustment provides a means to regularly alter rates to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA's Financial Trading Program (“FTP”). See Risk Management Activities — Commodity Price Risk. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to a portion of the fuel rate being based on forecasted information. A “true-up” between actual and forecasted costs is performed on a monthly basis, and the difference is recorded as a regulatory liability or asset. These amounts represent overcollected revenues (regulatory liabilities) or undercollected revenues (regulatory assets), which are subsequently used to offset fuel and purchased power costs and are recovered or refunded in fuel rates. See Note 1 — Cost-Based Regulation and Note 7 — Fuel Cost Adjustment Receivable.

The $834 million increase in fuel expense was driven by several factors including the dispatch of generating plants and effects of prior year fuel cost adjustments. $219 million of the increase in fuel expense in 2011 over 2010 resulted from reduced nuclear generation as a result of extended refueling outages and the April 27, 2011 and April 28, 2011 storms, which caused Browns Ferry to go offline for nearly a month; reduced hydro generation due to lower precipitation levels during 2011; and the replacement of lower-cost generation from Paradise and Cumberland Fossil Plants due to outages with generation from plants which burn higher-cost natural gas or higher-cost coal. Another driver behind TVA's increased fuel costs resulted from an increase in the average fuel cost for coal-fired generation. See Item 1, Business — Fuel Supply.

The remaining $615 million increase in fuel cost was driven by the fuel cost adjustment. In 2009 TVA over recovered fuel costs through the fuel cost adjustment. The over collection of fuel costs was recorded as a regulatory liability with a corresponding increase in 2009 fuel expense. TVA “returned” the over collection during 2010 by lowering the fuel cost adjustment, the effect of which was to reduce revenue. As the refunds were made, the regulatory liability was reduced by a corresponding reduction in fuel expense. See Operating Revenues — 2011 Compared to 2010 above.

Purchased power expense also increased $300 million in 2011 from 2010 primarily because of the accounting for the fuel cost adjustment, described above. The fuel cost adjustment accounted for $340 million of the increase. In addition, the average price of purchased power increased three percent, which increased purchased power expense by $40 million.

The increases in purchased power expense were offset by a six percent decrease in the amount of power purchased in 2011 over 2010. This change in volume decreased purchased power expense by $80 million.

Operating and maintenance expense increased $385 million in 2011 over 2010 for several reasons. A major contributor to the increase was related to operation of TVA's nuclear fleet with nearly $200 million additional expense in 2011 over 2010, largely due to having five refueling outages in 2011 as compared to three during 2010. The scope and duration of these outages was greater in 2011 and included projects to increase plant reliability and increased security costs due to regulatory requirements. Also, prior to 2010, nuclear refueling outage costs were deferred and recognized in expense on a straight line basis over the estimated period until the next routine outage, which was usually between 18 and 24 months. Beginning in 2010, and continuing into 2011, however, outage costs have been expensed as incurred resulting in an overlap of refueling outage costs between prior and current years. Previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates. Because a greater amount of expense was amortized in 2010, there was a decrease in expenses related to prior year outages of $60 million in 2011 over 2010. See Note 7 — Deferred Outage Costs.

Declines in the financial markets in prior years combined with a reduction in the assumed discount rate used to estimate post-retirement liabilities caused pension and post-retirement plan expenses to increase over $100 million between 2010 and 2011. See Critical Accounting Policies and Estimates — Pension and Post-Retirement Benefits. Other costs related to post-employment benefits decreased over $80 million primarily due to assumptions used in the actuarial valuation of the liability related to workers' compensation claims.

Expenses related to TVA's fossil fuel-fired plants increased nearly $70 million in 2011 as compared to 2010. Projects undertaken to improve the efficiency and effectiveness of generating assets increased expenses by nearly $40 million. Additional increases in expenses included larger writeoffs of obsolete inventory identified during 2011 and writeoffs of capital assets of $16 million. The 2011 expenses also included a full year of operating expenses of nearly $9 million related to the operation of Lagoon Creek Combined Cycle Plant which came on-line in August 2010.

Additional expenditures during 2011 over 2010 related to other initiatives to support TVA's vision including $27 million related to performance initiatives, $25 million to support economic development initiatives, and $14 million to support efficiency and demand response initiatives.

Depreciation and amortization expense increased $48 million primarily because of an increase in net plant additions and the implementation of accelerated depreciation rates on certain coal-fired units due to the long-term idling of those units.

Tax equivalents expense increased $205 million. This change primarily reflects an increase in the accrued tax equivalent expense. The accrued tax equivalent expense, which is equal to five percent of the fuel-cost related revenues, increased in 2011 due to the new wholesale rate structure implemented on April 1, 2011, whereby a portion of the fuel rate was separated out from the base rate. Due to regulatory accounting, tax equivalents related to fuel-cost related revenues are recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

2010 Compared to 2009

The primary reason for the $1.0 billion decrease in fuel expense was related to the accounting for the overcollection of fuel costs from customers in 2009 and the refund of those fuel costs in 2010. The overcollection of revenues was initially recorded as a liability in 2009 and a reduction of fuel expense. TVA subsequently “returned” the overcollection during 2010 by giving customers credit on their power bills with the effect of reducing revenues and also reducing fuel costs in the same period. See Operating Revenues — 2010 Compared to 2009.

The decrease in fuel expense related to the fuel cost adjustment was offset by a $120 million increase in fuel expense. The increase in fuel expense was primarily driven by significantly more gas generation due to extreme temperatures in summer and winter, which increased utilization of higher-cost generating resources as well as increased the cost of fuels.

Purchased power expense also decreased in 2010 from 2009 primarily because of the accounting for the fuel cost adjustment, described above. The fuel cost adjustment accounted for $580 million of the decrease. In addition, the average price of purchased power decreased approximately 19 percent, which decreased purchased power expense by $330 million.

The decreases in purchased power expense were partially offset by a 30 percent increase in the amount of power purchased in 2010 over 2009 due to three percent lower generation from TVA facilities. This change in volume increased purchased power expense by $400 million.

Operating and maintenance expense increased $837 million due to several conditions. Declines in the financial markets in prior years combined with a reduction in the assumed discount rate used to estimate post-retirement liabilities caused pension and post-retirement plan expenses to increase over $200 million between 2009 and 2010. See Critical Accounting Policies and Estimates — Pension and Post-Retirement Benefits. Other costs related to post-employment benefits increased nearly $100 million primarily due to assumptions used in the actuarial valuation of the liability related to workers' compensation claims. The assumption changes include a reduction of the discount rate along with the recognition of increased developing trends in claims experience.

Prior to 2010, nuclear refueling outage costs were deferred and recognized in expense on a straight line basis over the estimated period until the next routine outage which was usually between 18 and 24 months. Beginning in 2010, however, outage costs have been expensed as incurred resulting in an overlap of refueling outage costs between prior and current years. Previously deferred outage costs continue to be amortized as the remaining amounts are collected in rates. This accounting change as well as other outage work resulted in an increase in expenses of over $170 million in 2010 over 2009.

Expenses related to TVA's fossil-fueled plants increased nearly $80 million in 2010 over 2009. These expenses included costs associated with coal combustion residual handling due to increased activities related to converting from wet storage facilities to dry storage facilities; costs related to the TVA Board's cancellation of upgrades to the Gleason Combined Cycle Plant; and additional expenses related to forced maintenance outages at Paradise and Shawnee Fossil Plants and other maintenance projects.

TVA continued to amortize the environmental clean-up costs related to the Kingston ash spill. The increase in 2010 over 2009 was over $60 million. See Note 8.

Additional expenditures related to other initiatives during 2010 over 2009 included $50 million to support efficiency and demand response initiatives; $30 million to support economic development initiatives; and $20 million for on-going studies related to the future uses of the Bellefonte site.

Depreciation and amortization expense increased $126 million primarily because of an increase in net plant additions.

Tax equivalents expense decreased $87 million.  This change primarily reflects a decrease in the accrued tax equivalent expense.  The accrued tax equivalent expense, which is equal to five percent of the fuel-cost related revenues, decreased in 2010, since the fuel-cost related revenues were lower in 2010 than 2009.

Interest Expense.   Interest expense and interest rates during 2011, 2010, and 2009 were as follows:

Interest Expense For the years ended September 30
	2011	Percent Change	2010	Percent Change	2009
Interest expense	$1,431	4.2%	$1,373	4.6%	$1,312
Allowance for funds used during construction and nuclear fuel expenditures	(126)	59.5%	(79)	97.5%	(40)
Net interest expense	$1,305	0.9%	$1,294	1.7%	$1,272

	2011	Percent Change	2010	Percent Change	2009
Interest rates (average)
Long-term (1)	5.80	(1.9)%	5.91	(1.2)%	5.98
Discount notes	0.14	55.6%	0.09	(71.9)%	0.32
Blended (1)	5.71	0.5%	5.68	2.0%	5.57
Note
(1) The average interest rates on long-term debt reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the fiscal years depicted and interest expense for those periods. Interest expense is interest on long-term debt, including amortization of debt discounts, issue, and reacquisition costs, net.

2011 Compared to 2010

The $11 million increase in net interest expense was primarily attributable to an increase in interest on debt as a result of an increase in the average balance of long-term debt in 2011 compared to 2010.  This increase was partially offset by a greater amount of capitalized interest due to an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Unit 2.

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

Off-Balance Sheet Arrangements

At September 30, 2011, TVA had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA’s financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA’s financial condition, results of operations, or cash flows.  TVA’s accounting policies are also discussed in Note 1.

Regulatory Accounting

The TVA Board is authorized by the TVA Act to set rates for power sold to its customers; thus, TVA is “self regulated.”  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA’s costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would be required to write off these costs and recognize them in earnings.  See Note 7.

Environmental Cleanup Costs – Kingston Ash Spill

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

At September 30, 2011, the costs included in the environmental cleanup estimate for Kingston included ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenosphere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the clean up.  At September 30, 2011, TVA estimates that these costs will range from $1.1 billion to $1.2 billion.  TVA has incurred $749 million of remediation costs through September 30, 2011.  TVA deferred the $1.1 billion cost estimate as a regulatory asset and is amortizing such costs into operating expenses over a 15-year period beginning in 2010 as such amounts are collected in rates. See Note 8 — Financial

Impact.

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

•
Excluded Costs – TVA has not included the following categories of costs because it has determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the TDEC order) or regulatory directives, natural resource damages (other than payments required under a memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits and future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  See Note 8.

Revenue Recognition

Revenues from power sales are recorded as power is delivered to customers.  TVA is primarily a wholesale provider of power to distributor customers that resell the power to end users at retail rates.  TVA accrues estimated unbilled revenues for power sold to distributor customers for the period of time from the meter-read date to the end of the month.  The methodology for estimating unbilled revenue from electricity sales uses the distributor customers’ meter readings for the current billing period and actual demand and energy rates.  See Note 1 — Revenues.

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, leases. Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the amount and timing of certain cash flow estimates of AROs may be made based on engineering studies.  For nuclear assets, the studies are performed annually in accordance with the NRC requirements.  For non-nuclear obligations, revisions are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets are charged to a regulatory asset.  See Note 10.

Nuclear Decommissioning.  Utilities that own and operate nuclear plants are required to use different procedures in estimating nuclear decommissioning costs under GAAP than those that are used in estimating nuclear decommissioning costs that are reported to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.  At September 30, 2011, the present value of the estimated future nuclear decommissioning cost under GAAP was $2.1 billion and was included in AROs, and the unamortized regulatory asset of $1.0 billion was included in Regulatory assets.  Under the NRC’s regulations, the present value of the estimated future nuclear decommissioning cost was $828 million at September 30, 2011.  This decommissioning cost estimate is based on the NRC’s requirements for removing a plant from service, releasing the property for unrestricted use, and terminating the operating license.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  The trust’s funds are invested in securities generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments.  The derivative instruments are used across various asset classes to achieve a desired investment structure.  The balance in the trust at September 30, 2011, is less than the present value of the estimated future nuclear decommissioning costs under both the NRC methodology and GAAP, but more than the level set forth in the assurance plan that TVA submitted to the NRC.

The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

•
Timing – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning.  First, the date of the plant’s retirement must be estimated.  (At a multiple unit site, the estimated retirement date is based on the unit with the longest license period remaining, or an assumption could be made that the plant will be relicensed and operate for some time beyond the original license term.)  Second, an assumption must be made on the timing of decommissioning. Currently TVA uses the assumption that decommissioning will occur within the first seven years after plant shut down.  While the impact of these assumptions cannot be determined with precision, either assuming license extension or extending the timing of decommissioning can significantly decrease the present value of these obligations.

•
Technology and Regulation – There is limited experience with actual decommissioning of large nuclear facilities.  Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly.  TVA’s cost studies assume current technology and regulations.

•	Discount Rate – TVA uses rates between 5.15 percent and 5.66 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligation.

•	Cost Escalation Factors – TVA’s decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by four percent annually.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost was $1.0 billion at September 30, 2011.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an asset retirement trust (“ART”) to help fund the ultimate decommissioning of its power assets.  The trust’s funds are invested in securities generally designed to achieve a return in line with equity and fixed-income market performance.  The assets of the fund are invested in securities directly and indirectly through commingled funds.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.

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

•
Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly.  TVA’s cost studies generally assume current technology and regulations.  With respect to the CCR facilities, TVA assumes that any future closures will require more costly materials and processes than what is legally required at September 30, 2011.

•
Discount Rate – TVA uses its incremental lending rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s non-nuclear decommissioning obligation.  At September 30, 2011, the discount rates used in the calculations range from 0.64 percent to 5.66 percent.

•
Cost Escalation Factors – TVA’s non-nuclear decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels at rates between 1.88 percent and 4.00 percent annually.

Pension and Other Post-Retirement Benefits

TVA sponsors a defined benefit pension plan that is qualified under IRS rules and covers substantially all of its full-time annual employees.  TVARS, a separate legal entity governed by its own board of directors, administers the qualified defined benefit pension plan.  TVA also provides a Supplemental Executive Retirement Plan (“SERP”) to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.  TVA’s costs of providing these benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  The most significant of these factors are discussed below.

Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets.  The expected returns on pension plan assets used to develop net pension expense were 7.50 percent,

7.75 percent, and 8.00 percent during 2011, 2010, and 2009, respectively, and are determined at the beginning of the period.  Changes in the expected return rates are generally based on studies performed by third party professional investment consultants.  A higher expected rate of return decreases net periodic pension expense.  A lower expected rate of return increases net periodic pension expense.  TVA adjusted the expected rate of return on pension plan assets to 7.25 percent for 2012 based on a recent asset/liability study performed by third party professional investment consultants.  The expected rate of return had been reduced for 2010 based on a similar study and upon a June 2009 change in the TVARS policy allocating the investment mix of plan assets.  The change in 2010 shifted a portion of target asset investment allocations from equities to fixed income.  The change in the TVARS investment allocation policy was based on a recommendation by the TVARS investment consultant.  The recent changes in the expected rate of return on pension plan assets discussed above do not affect TVA’s post-retirement benefits plan because TVA does not separately set aside assets to fund such benefits.  TVA funds its post-retirement plan benefits on an as-paid basis.  These changes in the expected rate of return on pension plan assets also do not impact the SERP as any assets set aside for that plan are not considered plan assets under GAAP.  The actuarial loss related to the difference between expected and actual return on pension plan assets for 2011 was $444 million.  This amount was recognized as an increase to the related regulatory asset.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and determined that future compensation would increase at rates between 3.30 percent and 10.10 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increase used to determine benefit obligations for 2011 and 2010 was 4.43 percent and 4.41 percent, respectively.

Discount Rate. In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards.  In addition, TVA looks at published pension spot yield curves and applies expected cash flows to the curve to approximate the rate expected to settle the projected benefit payments.  The discount rates used to determine net pension cost were 5.00 percent, 5.75 percent, and 7.50 percent during 2011, 2010, and 2009, respectively.  The discount rate is determined at the beginning of the period.  TVA plans to use a discount rate of 4.50 percent in the determination of 2012 net periodic pension expense and also used this rate to value plan obligations at the end of 2011.  Changes in the discount rate for 2011 were due to decreased long-term interest rates.  The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.  The discount rate used to determine the post-retirement benefits costs is the same rate used to determine pension benefits costs due to a similar expected duration of the post-retirement and pension benefit obligations.  A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and post-retirement benefits expense for those plans where actuarial losses are being amortized.  On the other hand, a lower discount rate increases net periodic pension and post-retirement benefits costs.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed which included retirees as well as other plan participants.  TVA obtained an updated study in 2008 and, accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.  During 2010, company experience was reexamined and it was determined that TVA’s mortality experience has continued to improve.  As a result, TVA adjusted the mortality rates to RP-2000 Combined Healthy Mortality table projected to 2013 using scale AA at September 30, 2010. There were no changes to the mortality assumptions in 2011.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  The assumed health care trend rate used for 2011 and 2010 was 8.0 percent.  The 2011 health care cost trend rate of 8.0 percent used to determine benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.0 percent annual increase in health care costs in the years beginning October 1, 2017, and beyond.

Cost of Living Adjustment.  The qualified defined benefit pension plan includes a cost of living adjustment (“COLA”) that is generally indexed against the Consumer Price Index (“CPI”), subject to a floor and ceiling.  The CPI fell during 2009, and market-based measures of inflation expectations at the end of 2009 projected slow growth in the CPI through 2015.  Additionally, the COLA was temporarily reduced for a four-year period beginning January 1, 2010 for current retirees, and eligibility for the COLA was changed to age 60 for employees retiring on or after January 1, 2010.  The COLA assumption has been 2.50 percent since 2009. Due to stabilizing long-term expectations, TVA determined the COLA assumption should be held at 2.50 percent at September 30, 2011.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension costs to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2011
Actuarial Assumption	Change in Assumption	Impact on 2012 Pension Cost	Impact on 2011 Projected Benefit Obligation
Discount rate	(0.25)%	$18	$332
Rate of return on plan assets	(0.25)%	$15	N/A

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit costs to changes in the health care cost trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2011
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	$(6)
Effect on end-of-year accumulated post-retirement benefit obligation	$293	$(132)

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

Additionally, TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a “market-related” value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, losses that the pension plan assets experience may have an adverse impact on pension expense in future years depending on whether the actuarial losses at each measurement date exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets in accordance with current accounting methodologies. See Note 18 for a discussion of obligations and funded status.

Expected Contributions.  In 2011, TVA made contributions of $270 million to the defined benefit pension plan, $4 million to the SERP, and $38 million to the other post-retirement benefit plans. In addition, TVA expects to contribute $6 million to the SERP and $40 million to the other post-retirement benefit plans in 2012. The TVA Board has authorized the Chief Executive Officer to approve TVA making a discretionary contribution to the defined benefit pension plan of up to $300 million in 2012, subject to a review by the Finance, Rates and Portfolio Committee of the TVA Board. However, at this time, it has not been determined whether any contribution will be made.

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

Prices provided by third-parties for the investments are subjected to automated tolerance checks by the investment portfolio trustee to identify and avoid, where possible, the use of inaccurate prices.  Any such prices identified as outside the tolerance thresholds are reported to the vendor which provided the price.  If the prices are validated, the primary pricing source is used.  If not, a secondary source price which has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared.  Tolerance thresholds are established by asset class.  Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Derivatives

Commodity derivatives under the Financial Trading Program (“FTP”) are classified as Level 1 and Level 2 valuations.  Currency swaps and interest rate swaps are classified as Level 2 valuations.  The swaption and certain coal contract derivatives are classified as Level 3 valuations.

Currency Swaps, Swaption, and Interest Rate Swaps.  TVA has three currency swaps, one swaption, and three “fixed for floating” interest rate swaps.  The currency swaps and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  While most of the fair value measurement is based on observable inputs, volatility for TVA’s swaption is generally unobservable and it is classified as a Level 3 valuation.  Therefore, the valuation is derived from an observable volatility measure with adjustments.  The application of credit valuation adjustments (“CVAs”) resulted in a decrease of $1.7 million in the fair value of the swaption and interest rate swaps, and did not materially affect the fair values of the currency swaps, at September 30, 2011.

Commodity Contracts.  The fair value of this derivative portfolio is valued using internal models.  The significant inputs to these models are price indications such as quoted spot prices and implied forward prices.  The pricing model is based on significant unobservable inputs, similar products, or products priced in different time periods.  TVA designs price curves and valuation models based on the best available information and industry accepted practices.  As a result, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs resulted in a decrease of $108 million in the fair values of coal contracts in an asset position at September 30, 2011.

Commodity Derivatives under the Financial Trading Program.  TVA uses quoted Chicago Mercantile Exchange (“CME”) prices in its determination of the fair value of these contracts.  Contracts settled on the CME are classified as Level 1 valuations.  These are primarily natural gas futures, fuel oil futures, crude oil futures, and natural gas option contracts.  Contracts where nonperformance risk exists outside of the exit price are measured with the incorporation of CVAs and are classified as Level 2 valuations.  These are primarily natural gas, fuel oil, and crude oil swap contracts.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2011.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  At September 30, 2011, the aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $108 million and $2 million, respectively.

Collateral.  TVA’s interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold. See Note 13 — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA’s derivative liabilities.  Additionally, TVA’s credit rating downgrade required TVA to post $100 million of additional collateral under certain physical and financial contracts that contain rating triggers.

Level 3 Information.  Unrealized gains and/or losses on contracts classified as Level 3 valuations are included in regulatory assets and/or liabilities until the contracts are settled. TVA experienced unrealized gains on coal contracts with volume options due to changes in coal market prices during the year ended September 30, 2011.  TVA also experienced unrealized losses on the swaption liability due to decreases in interest rates during the year ended September 30, 2011.  Unrealized losses on these instruments did not have a material effect on liquidity or capital resources. There were no realized gains or losses during the year ended September 30, 2011 on any contract classified as Level 3 valuation.  At September 30, 2011, Level 3 valuations represented 29 percent of total assets measured at fair value and 61 percent of total liabilities measured at fair value.

New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during the presented periods.

Noncontrolling Interests.  In December 2007, the Financial Accounting Standards Board (“FASB") issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changes the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that noncontrolling interests in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA as of October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other variable interest entity ("VIEs").  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  These changes became effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  The adoption of this guidance did not materially affect TVA’s financial condition, results of operations, or cash flows.

Variable Interest Entities.  In June 2009, FASB issued guidance that changes the consolidation guidance for VIEs.  The guidance eliminates the consolidation scope exception for QSPEs.  The guidance amends the triggering events to determine if an entity is a VIE, establishes a primarily qualitative model for determining the primary beneficiary of the VIE, and requires on-going assessment of whether the reporting entity is the primary beneficiary.  These changes became effective for TVA on October 1, 2010, and apply to all entities determined to be VIEs as of and subsequent to the date of adoption.  The adoption of this guidance did not materially affect TVA’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued an accounting standard that creates consistency between GAAP and International Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This guidance is effective for TVA on October 1, 2012.  Although this standard may require additional disclosure, TVA does not expect the adoption of this guidance to have a material impact on its financial statements.

In June 2011, FASB issued guidance that will require adjustments to the presentation of TVA’s financial information.  The guidance eliminates the current option to report comprehensive income and its components in the statement of changes in proprietary capital.  The guidance allows for presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  These changes become effective for TVA on October 1,

2012.

Legislative and Regulatory Matters

In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act, 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. These two-year freezes apply to calendar years 2011 and 2012. The directors of the TVA Board are covered by the first freeze and TVA's officers (Vice President and above) are covered by the second freeze. TVA will comply with these legislative freezes. Accordingly, TVA's officers will not receive any salary increases, including performance-based salary increases, during calendar years 2011 and 2012. Any salary increases that TVA's officers received for 2011, based on performance during 2010, were effective October 1, 2010, prior to the effective date of the salary freeze legislation and were not affected by the two-year freeze requirement.

Following the passage of the legislation described above, the President of the United States issued a memorandum to Federal agencies not directly covered by the legislation, which includes TVA, requesting that these agencies also comply with the terms of the salary freeze. In response, TVA has chosen to voluntarily implement a salary freeze for manager, specialist and excluded employees during calendar years 2011 and 2012 in accordance with the spirit in which the President and Congress approved the salary freeze. The federal salary freeze does not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements, certain promotions and changes in positions, and other forms of non-salary compensation such as lump-sum and incentive-based awards.

A bill has been introduced in Congress, through which Congress would approve TVA's transfer, on behalf of the United States, of the Yellow Creek Port properties to Mississippi. The property was acquired to be part of a river terminal, a railroad, and industrial sites on the Pickwick Reservoir in Tishomingo County, Mississippi. The transfer would be made under section 4(k)(b) of the TVA Act that allows TVA to dispose of land for the purpose of erecting docks and buildings for shipping purposes or the manufacture or storage of products for the purpose of trading or shipping. Transfers under this section of the TVA Act require congressional approval.

For a discussion of environmental legislation and regulation, see Item 1, Business — Environmental Matters.

Environmental Matters

See Item 1, Business — Environmental Matters, which discussion is incorporated by reference into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is a party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.  TVA had accrued approximately $391 million with respect to Legal Proceedings at September 30, 2011.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 20 — Legal Proceedings, which discussion is incorporated by reference into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risk Governance

The Enterprise Risk Council (“ERC”) was created in 2005 to strengthen and formalize TVA’s enterprise-wide risk management efforts.  The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee.  The ERC’s current members are the President and Chief Executive Officer (chair); Chief Financial Officer; Group President, Strategy and External Relations; Chief Information Officer; Executive Vice President for People and Performance; Executive Vice President and General Counsel; Vice President, Office of the CEO; Chief Risk Officer; and a designated representative from Office of the Inspector General as an advisory member.

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

TVA has a designated ERM organization within its Financial Services organization responsible for (1) coordinating risk assessment efforts at TVA organizations, (2) facilitating enterprise risk discussions with the risk subject matter experts at the RMSC, ERC, and TVA Board levels, and (3) developing and improving risk governance structure and risk assessment processes and methodologies.

TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Item 1A, Risk Factors.

Commodity Price Risk

TVA is exposed to effects of market fluctuations in the price of commodities that are critical to its operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, emission allowances, and electricity.  TVA’s commodity price risk is substantially mitigated by its cost-based rates, including its total fuel rate mechanism.  To manage cost volatility for its wholesale and directly served customers, TVA has established a FTP.  Under the FTP, TVA currently hedges the risks associated with the price of natural gas, fuel oil, crude oil, and coal.  TVA is prohibited from taking speculative positions in its FTP.

Following is a discussion of the impact on the value of TVA’s natural gas, coal, fuel oil, and crude oil derivative positions in its FTP that would result from hypothetical changes in commodity prices:

Natural Gas.  A hypothetical 10 percent decline in the market price of natural gas on September 30, 2011, and 2010, would have resulted in decreases of approximately $101 million and $32 million, respectively, in the fair value of TVA’s natural gas trading derivative instruments at these dates.

Coal.  A hypothetical 10 percent decline in the market price of coal on September 30, 2011, and 2010, would have resulted in decreases of approximately $1 million and $3 million, respectively, in the fair value of TVA’s financial coal derivative instruments at these dates.

Fuel Oil.  A hypothetical 10 percent decline in the market price of fuel oil on September 30, 2011, and 2010, would have resulted in decreases of approximately $4 million and $6 million, respectively, in the fair value of TVA’s fuel oil derivative instruments at these dates.

Crude Oil.  A hypothetical 10 percent decline in the market price of crude oil on September 30, 2011, and 2010, would have resulted in decreases of approximately $9 million and $8 million, respectively, in the fair value of TVA’s crude oil derivative instruments at these dates.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s NDT, ART, pension fund, and SERP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, U.S. Treasury inflation-protected securities, commodities, currencies, and private partnerships.  At September 30, 2011, and 2010, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $95 million and $94 million, respectively.  See Results of Operations — Critical Accounting Policies and Estimates — Asset Retirement Obligations — Nuclear Decommissioning for more information regarding TVA’s NDT.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with equity and fixed income market performance. The assets of the trust are invested in securities directly and indirectly through commingled funds.  At September 30, 2011, and 2010, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $19 million and $16 million, respectively.

Qualified Pension Plan.  In September 2011, the TVARS Board approved a long-term investment plan which contains a "dynamic de-risking" strategy that calls for investments to be shifted into assets that better match the liability, such as long duration fixed income securities, over time as funding targets are met. The new policy sets an initial target of 50 percent equity securities including U.S. and non U.S. equities, 38 percent fixed income securities, and 12 percent alternative investments including private equity, private real estate, distressed debt, and timber.  The qualified pension plan assets are invested in equity securities, debt securities, U.S. equities, international equities, real estate investment trusts, private real estate, timber, investment-grade debt, high-yield debt, U.S. Treasury inflation-protected securities, commodities, currencies, and derivative instruments such as futures, options, swaps, and forwards. Under the derivative policy, investment managers may not use derivative financial instruments to fundamentally change the risk/return profile of their portfolio relative to their benchmarks.  At September 30, 2011, and 2010, an immediate 10 percent decrease in the value of the net assets in the fund would have reduced the value of the fund by approximately $655 million and $680 million, respectively.  See Results of Operations — Critical Accounting Policies and Estimates — Pension and Other Post-Retirement Benefits and Note 18 — Fair Value Measurements.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 65 percent equity securities, which includes U.S. and non U.S. equities, and 35 percent fixed income securities. The SERP plan assets are invested in equity and debt securities. At September 30, 2011, and 2010, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value by approximately $3 million.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, swaption transaction, and interest rate swaps related to three of TVA’s swaption transactions.

Short-Term Investments.   At September 30, 2011, TVA had $507 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2011 was $909 million.  The average interest rate that TVA received on its short-term investments during 2011 was less than one percent.  If the rates of interest that TVA received on its short-term investments during 2011 were zero percent, TVA would have received $1 million less in interest from its short-term investments during 2011.  At September 30, 2010, TVA had $328 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2010 was $234 million.  The average interest rate that TVA received on its short-term investments during 2010 was less than one percent.  If the rates that TVA received on its short-term investments during 2010 were zero percent, TVA would have received $1 million less in interest on short-term investments during 2010.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its pension fund, ART, NDT, and SERP.  See Results of Operations — Risk Management Activities — Investment Price Risk.

Short-Term Debt.  At September 30, 2011, TVA’s short-term borrowings were $482 million, and the current maturities of long-term debt were $1.5 billion.  Based on TVA’s interest rate exposure at September 30, 2011, an immediate one percentage point increase in interest rates would have resulted in an increase of $20 million in TVA’s short-term interest expense.  At September 30, 2010, TVA’s short-term borrowings were $27 million, and the current maturities of long-term debt were $1.0 billion.  Based on TVA’s interest rate exposure at September 30, 2010, an immediate one percentage point increase in interest rates would have resulted in an increase of $10 million in TVA’s short-term interest expense.

Long-Term Debt.  At September 30, 2011, and 2010, the interest rates on all of TVA’s outstanding long-term debt were fixed.  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2011, and 2010, the average life of TVA’s debt portfolio was 17.6 years and 18.2 years, respectively.  A schedule of TVA’s debt maturities is contained in Note 11 — Debt Outstanding.

Swaption and Interest Rate Swap Agreements. Changes in interest rates also affect the mark-to-market valuation of TVA’s swaption agreement and interest rate swaps.  Net unrealized gains and losses on these transactions are reflected on TVA’s balance sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA’s interest rate exposure at September 30, 2011, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $194 million and a half percentage point decrease in interest rates would have increased the swaption liability by $197 million.  Based on TVA’s interest rate exposure at September 30, 2010, an immediate one percentage point decrease in interest rates would have increased the interest rate swap liabilities by $112 million and the swaption liability by $346 million.

Currency Exchange Rate Risk

At September 30, 2011, and 2010, TVA had three issues of Bonds outstanding whose principal and interest payments were denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, at September 30, 2011, and 2010, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position.

Counterparty Credit Risk

Counterparty credit risk is the exposure to economic loss that would occur as a result of a counterparty’s nonperformance of its contractual obligations.  Where exposed to counterparty credit risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty, on an ongoing basis, and employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.

Credit of Customers.  The majority of TVA’s counterparty credit risk is limited to trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  As previously mentioned in Item 1, Business — Customers — Other Customers, power sales to United States Enrichment Corp (“USEC”) represented four percent of TVA’s total operating revenues in 2011.  USEC’s senior unsecured credit ratings are currently CCC- by Standard & Poor’s and Caa2 by Moody’s.  As a result of its credit rating, USEC has provided credit assurance to TVA under the terms of its power contract.  TVA also buys a significant amount of uranium enrichment services from USEC.

TVA had concentrations of accounts receivable from three customers that represented 26 percent of total accounts receivable at September 30, 2011.  TVA had concentration of accounts receivable from five customers that represented 36 percent of total accounts receivable at September 30, 2010.

The table below summarizes TVA’s customer credit risk from trade accounts receivable at September 30, 2011 and 2010:

Customer Credit Risk At September 30
	2011	2010
Trade accounts receivable *
Investment grade
Municipalities and cooperative distributor customers	$995	$994
Exchange power arrangements	2	3
Industries and federal agencies directly served	51	40
Internally rated - investment grade
Municipalities and cooperative distributor customers	573	542
Industries and federal agencies directly served	11	7
Non-investment grade
Industries and federal agencies directly served	1	11
Internally rated - non-investment grade
Exchange power arrangements	—	—
Industries and federal agencies directly served	5	4
Total trade accounts receivable	1,638	1,601
Other accounts receivable
Miscellaneous accounts	102	40
Provision for uncollectible accounts	(1)	(2)
Total other accounts receivable	101	38
Accounts receivable, net	$1,739	$1,639
Note * Includes unbilled power receivables of $10 million and $1.0 billion at September 30, 2011 and September 30, 2010, respectively.

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

TVA has various agreements under which it has exposure to various financial institutions with which it does business.  Most of these are not material on a net exposure basis.  TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure to financial institutions impacted by recent market and economic conditions.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  TVA has a power purchase agreement with a supplier that expires on March 31, 2032.  The supplier’s senior secured credit ratings are currently CCC- by Standard & Poor’s and B2 with Moody’s.  As a result of the supplier’s credit ratings, the company has provided credit assurance to TVA under the terms of its agreement.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and qualified pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly, or perhaps become worthless.

Credit of TVA

On August 8, 2011, one rating agency lowered the long-term rating on TVA Bonds to AA+ from AAA. A further downgrade in TVA's credit rating could have material adverse effects on TVA's cash flows, results of operation, and financial condition and could harm investors in TVA securities. Among other things, a downgrade could have the following effects:

•
A downgrade could increase TVA’s interest expense by increasing the interest rates that TVA pays on new Bonds that it issues.  An increase in TVA’s interest expense may reduce the amount of cash available for other purposes, which may result in the need to increase borrowings, to reduce other expenses or capital investments, or to increase power rates.

•	A downgrade could result in TVA's having to post additional collateral under certain physical and financial contracts that contain rating triggers.

•	A downgrade below a contractual threshold could prevent TVA from borrowing under three credit facilities totaling $2.5 billion.

•
A downgrade could lower the price of TVA securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA Bonds.

For a discussion of risk factors related to TVA’s credit rating, see Item 1A, Risk Factors.

Subsequent Events

See Note 23, which discussion is incorporated by reference into Results of Operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are reported in Results of Operations — Risk Management Activities, which discussion is incorporated into this Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY STATEMENTS OF OPERATIONS For the years ended September 30 (in millions)
	2011	2010	2009
Operating revenues
Sales of electricity	$11,723	$10,713	$11,142
Other revenue	118	161	113
Total operating revenues	11,841	10,874	11,255

Operating expenses
Fuel	2,926	2,092	3,114
Purchased power	1,427	1,127	1,631
Operating and maintenance	3,617	3,232	2,395
Depreciation and amortization	1,772	1,724	1,598
Tax equivalents	662	457	544
Total operating expenses	10,404	8,632	9,282

Operating income	1,437	2,242	1,973

Other income (expense), net	30	24	25

Interest expense
Interest expense	1,431	1,373	1,312
Allowance for funds used during construction and nuclear fuel expenditures	(126)	(79)	(40)
Net interest expense	1,305	1,294	1,272

Net income (loss)	$162	$972	$726
See Note 21 for detail of related party transactions.
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY BALANCE SHEETS At September 30 (in millions)
ASSETS
	2011	2010
Current assets
Cash and cash equivalents	$507	$328
Restricted cash and investments	11	—
Accounts receivable, net	1,739	1,639
Inventories, net	1,028	1,012
Regulatory assets	543	791
Other current assets	215	78
Total current assets	4,043	3,848

Property, plant, and equipment
Completed plant	44,187	42,997
Less accumulated depreciation	(20,643)	(19,326)
Net completed plant	23,544	23,671
Construction in progress	4,662	3,008
Nuclear fuel	1,073	1,102
Capital leases	26	49
Total property, plant, and equipment, net	29,305	27,830

Investment funds	1,168	1,128

Regulatory and other long-term assets
Regulatory assets	11,505	9,756
Other long-term assets	372	191
Total regulatory and other long-term assets	11,877	9,947

Total assets	$46,393	$42,753

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,840	$1,698
Environmental cleanup costs - Kingston ash spill	182	220
Accrued interest	403	407
Current portion of leaseback obligations	80	74
Current portion of energy prepayment obligations	105	105
Regulatory liabilities	280	63
Short-term debt, net	482	27
Current maturities of long-term debt	1,537	1,008
Total current liabilities	4,909	3,602

Other liabilities
Post-retirement and post-employment benefit obligations	6,007	4,729
Asset retirement obligations	3,138	2,963
Other long-term liabilities	2,405	1,526
Leaseback obligations	1,202	1,279
Energy prepayment obligations	612	717
Environmental cleanup costs - Kingston ash spill	194	305
Regulatory liabilities	285	106
Total other liabilities	13,843	11,625

Long-term debt, net	22,412	22,389

Total liabilities	41,164	37,616

Commitments and contingencies (Note 20)

Proprietary capital
Power program appropriation investment	308	328
Power program retained earnings	4,429	4,264
Total power program proprietary capital	4,737	4,592
Nonpower programs appropriation investment, net	630	640
Accumulated other comprehensive income (loss)	(138)	(95)
Total proprietary capital	5,229	5,137

Total liabilities and proprietary capital	$46,393	$42,753
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CASH FLOWS For the years ended September 30 (in millions)
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$162	$972	$726
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,792	1,743	1,618
Nuclear refueling outage amortization cost	42	102	122
Amortization of nuclear fuel cost	225	238	216
Non-cash retirement benefit expense	465	364	146
Prepayment credits applied to revenue	(105)	(105)	(105)
Fuel cost adjustment deferral	69	(898)	850
Fuel cost tax equivalents	135	(89)	81
Environmental cleanup costs – Kingston ash spill – non cash	76	62	—
Changes in current assets and liabilities
Accounts receivable, net	(62)	(342)	90
Inventories and other, net	(110)	(119)	(182)
Accounts payable and accrued liabilities	60	308	23
Accrued interest	(4)	6	(40)
Pension contributions	(274)	(6)	(1,005)
Refueling outage costs	—	—	(128)
Environmental cleanup costs – Kingston ash spill, net	(108)	(369)	(231)
Other, net	74	34	(18)
Net cash provided by operating activities	2,437	1,901	2,163

Cash flows from investing activities
Construction expenditures	(2,417)	(2,015)	(1,793)
Combustion turbine asset acquisition	(436)	—	—
Nuclear fuel expenditures	(216)	(401)	(432)
Change in restricted cash and investments	(11)	—	(17)
Purchases of investments, net	(56)	(42)	(42)
Loans and other receivables
Advances	(21)	(25)	(13)
Repayments	11	21	11
Other, net	4	4	(1)
Net cash used in investing activities	(3,142)	(2,458)	(2,287)

Cash flows from financing activities
Long-term debt
Issues	1,599	1,679	2,369
Redemptions and repurchases	(1,021)	(69)	(2,874)
Short-term debt issues (redemptions), net	455	(817)	659
Proceeds from sale/leaseback financing	5	11	104
Payments on leases and leaseback financing	(118)	(94)	(79)
Bond premium received	—	28	—
Financing costs, net	(20)	(23)	(33)
Payments to U.S. Treasury	(27)	(29)	(33)
Other	11	(2)	(1)
Net cash provided by financing activities	884	684	112
Net change in cash and cash equivalents	179	127	(12)
Cash and cash equivalents at beginning of year	328	201	213

Cash and cash equivalents at end of year	$507	$328	$201
See Note 17 for supplemental cash flow information.
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL For the years ended September 30 (in millions)
	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at September 30, 2008	$368	$2,571	$661	$(37)	$3,563
Net income (loss)	—	733	(7)	—	726	$726
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	—	(146)	(146)	(146)
Reclassification to earnings from cash flow hedges	—	—	—	108	108	108
Total other comprehensive income (loss)	—	—	—	(38)	(38)	(38)
Total comprehensive income (loss)						$688
Return on power program appropriation investment	—	(13)	—	—	(13)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2009	$348	$3,291	$654	$(75)	$4,218
Net income (loss)	—	982	(10)	—	972	$972
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	—	(37)	(37)	(37)
Reclassification to earnings from cash flow hedges	—	—	—	17	17	17
Total other comprehensive income (loss)	—	—	—	(20)	(20)	(20)
Total comprehensive income (loss)						$952
Return on power program appropriation investment	—	(9)	—	—	(9)
Return of power program appropriation investment	(20)	—	(4)	—	(24)
Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	—	172	(10)	—	162	$162
Other comprehensive income (loss)
Net unrealized loss on future cash flow hedges	—	—	—	(50)	(50)	(50)
Reclassification to earnings from cash flow hedges	—	—	—	7	7	7
Total other comprehensive income (loss)	—	—	—	(43)	(43)	(43)
Total comprehensive income (loss)						$119
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions except where noted)

1.	Summary of Significant Accounting Policies

General

In response to a request by President Franklin D. Roosevelt, the U.S. Congress in 1933 enacted legislation creating the Tennessee Valley Authority (“TVA”), a corporate agency and instrumentality of the United States.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million people.

TVA also manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government’s appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and TVA properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States of America ("GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA’s only operating segment.

Power rates are established by the TVA Board of Directors (“TVA Board”) as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents”); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA’s power business.  In setting TVA’s rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.

Fiscal Year

TVA’s fiscal year ends September 30.  Years (2011, 2010, etc.) refer to TVA’s fiscal years unless they are proceeded by “CY,” in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is “self regulated.”  Additionally, TVA’s regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA assumes that rates, set at levels that will recover TVA’s costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred, because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

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

Reclassifications

Certain reclassifications have been made to the 2009 and 2010 financial statements to conform to the 2011 presentation.  Assets of $1.2 billion previously reported as Nuclear fuel and capital leases on the September 30, 2010 Balance Sheet  have been reclassified as Nuclear fuel of $1.1 billion and Capital leases of $49 million.  Liabilities of $4.7 billion previously reported as Other long-term liabilities on the September 30, 2010 Balance Sheet have been reclassified as Post-retirement and post-employment benefit obligations.

In the Net cash provided by operating activities section of the Statement of Cash Flows, $(81) million and $81 million previously reported as changes in Accounts payable and accrued liabilities for the years ended September 30, 2010 and 2009, respectively, and $(8) million previously reported in Other, net cash provided by operating activities for the year ended September 30, 2010 were reclassified as Fuel cost tax equivalents for the years ended September 30, 2010 and 2009, respectively. Additionally, $(10) million and $10 million previously reported in Other, net cash provided by operating activities for the years ended September 30, 2010 and 2009, respectively, were reclassified as changes in Accounts payable and accrued liabilities.

Operating expenses of $3.2 billion and $4.7 billion at September 30, 2010, and September 30, 2009, respectively, previously reported as Fuel and purchased power on the Statements of Operations, have been reclassified as follows:

	Year Ended September 30, 2010	Year Ended September 30, 2009
Fuel	$2,092	$3,114
Purchased power	1,127	1,631

Interest on debt and leaseback obligations and Amortization of debt discount, issue, and reacquisition costs, net were combined for the year ended September 30, 2011 and are shown as Interest expense on the Statements of Operations.

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

The allowance for uncollectible accounts was $1 million and $2 million at September 30, 2011, and 2010, for accounts receivable.  Additionally, loans receivable of $74 million and $68 million at September 30 2011, and 2010, respectively, are included in Other long-term assets, and reported net of allowances for uncollectible accounts of $11 million and $13 million at September 30, 2011, and 2010.

Revenues

Revenues from power sales are recorded as power is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to customers for the period of time from the meter-read date to the end of the month.  Exchange power sales are presented in the accompanying Statements of Operations as a component of Sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  (Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve.)

From time-to-time TVA transfers fiber optic capacity on TVA’s network to telecommunications service carriers and TVA distributor customers.  These transactions are structured as indefeasible rights of use (“IRUs”) which are the exclusive right to use a specified amount of fiber optic capacity for a specified term.  TVA accounts for the consideration received on transfers of fiber optic capacity for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement.  TVA does not recognize revenue on any contemporaneous exchanges of its fiber optic capacity for an IRU of fiber optic capacity of the counterparty to the exchange.

TVA engages in a wide array of arrangements in addition to power sales.  TVA records revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price or fee is fixed or determinable; and collectability is reasonably assured. Revenues from activities related to TVA’s overall mission are recorded as other operating revenue versus those that are not related to the overall mission, which are recorded in Other income (expense), net.

Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each transaction, and inventory issuances are priced at the latest moving weighted average unit cost. Natural gas inventories are valued using an average cost method, and a new average cost is computed monthly.

Allowance for Inventory Obsolescence.  TVA reviews supply and material inventories by category and usage on a periodic basis.  Each category is assigned a probability of becoming obsolete based on the type of material and historical usage data.  Based on the estimated value of the inventory, TVA adjusts its allowance for inventory obsolescence.

Emission Allowances.  TVA has emission allowances for sulfur dioxide ("SO2") and nitrogen oxides ("NOx") which are accounted for as inventory.  The average cost of allowances used each month is charged to operating expense based on tons of SO2 and NOx emitted during the respective compliance periods.  Allowances granted to TVA by the Environmental Protection Agency ("EPA") are recorded at zero cost.

Property, Plant, and Equipment, and Depreciation

Property, Plant, and Equipment. Additions to plant are recorded at cost, which includes direct and indirect costs and an allowance for funds used during construction ("AFUDC").  The cost of current repairs and minor replacements is charged to operating expense.  Nuclear fuel inventories, which are included in Property, plant, and equipment, are valued using the average cost method for raw materials and the specific identification method for nuclear fuel in a reactor.  Amortization of nuclear fuel in a reactor is calculated on a units-of-production basis and is included in fuel expense.

Depreciation.  TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired, less salvage value, is charged to accumulated depreciation. Except as described below, depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets.  Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.21 percent for 2011, 2.92 percent for 2010, and 2.81 percent for 2009.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30
	2011	2010	2009
Asset Class	(percent)
Nuclear	2.58	2.59	2.59
Coal-Fired	3.80	3.22	3.22
Hydroelectric	1.43	1.43	1.43
Gas and oil-fired	3.70	4.09	4.09
Transmission	3.39	3.40	3.40
Other	7.39	6.03	4.91

Depreciation rates are determined based on an external depreciation study.  TVA obtained and implemented a new study during the fourth quarter of 2008.  Rates were changed prospectively as a change in estimate.  Depreciation expense for the years ended September 30, 2011, 2010, and 2009, was $1.3 billion, $1.2 billion, and $1.2 billion, respectively.  Depreciation rates were adjusted to ensure that those coal-fired units which have been identified to be idled will be fully depreciated by the applicable idle dates.  In September 2010, TVA idled Widows Creek Fossil Plant ("Widows Creek") Unit 2, and in October 2010 TVA idled Widows Creek Unit 5 as well as Shawnee Fossil Plant Unit 10.  The accelerated depreciation expense of the three units in 2010 was $35 million.  In June 2011, TVA idled Widows Creek Units 1 and 3, and in August 2011 TVA idled Widows Creek Unit 4. The accelerated depreciation of these three units in 2011 was $29 million. An additional 15 coal-fired units are expected to be idled by 2017, including Widows Creek Unit 6, which was idled in October 2011. John Sevier Fossil Plant ("John Sevier") Units 1-4 are currently expected to be idled by 2012, and Johnsonville Fossil Plant ("Johnsonville") Units 1-10 are

currently expected to be idled by 2017. The accelerated depreciation expense on these 15 units in 2011 was $44 million and in 2010 was $2 million.

Capital Lease Agreements.  Property, plant, and equipment also includes assets recorded under capital lease agreements which primarily consist of office facilities of $9 million and $27 million at September 30, 2011, and 2010, respectively, and fuel fabrication and blending facilities of $17 million and $22 million at September 30, 2011, and 2010, respectively.

 Allowance for Funds Used During Construction.  AFUDC capitalized during the year ended September 30, 2011, was $126 million as compared with $79 million capitalized during the year ended September 30, 2010.  TVA capitalizes interest as AFUDC, based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to certain projects and certain nuclear fuel inventories.  Interest on funds invested in capital projects has been capitalized only for projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration.

The Watts Bar Nuclear Plant (“Watts Bar") Unit 2 construction and the Bellefonte Nuclear Plant ("Bellefonte") Unit 1 construction met the AFUDC criteria during the year ended September 30, 2011.  The accumulated balance of costs for qualifying projects, which is used to calculate AFUDC, averaged approximately $1.8 billion for the year ended September 30, 2011.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the balance sheet and are amortized primarily over five years.  At September 30, 2011, and 2010, unamortized computer software costs totaled $153 million and $145 million, respectively.  Amortization expense related to capitalized computer software costs was $29 million, $29 million, and $22 million for 2011, 2010, and 2009, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment.

Decommissioning Costs

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements, leases, and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the estimates of asset retirement obligations (“AROs”) are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 7 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs.

Blended Low Enriched Uranium Program

Under the blended low enriched uranium (“BLEU”) program, TVA, the Department of Energy (“DOE”), and certain nuclear fuel contractors have entered into agreements providing for surplus the DOE highly enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants.  This blended nuclear fuel was first loaded in a Browns Ferry Nuclear Plant ("Browns Ferry") reactor in 2005, which initiated the amortization of the costs of the BLEU fuel assemblies to nuclear fuel expense.  TVA expects to continue to use the blended nuclear fuel to reload the Browns Ferry reactors through at least 2016.  BLEU fuel was loaded into Sequoyah ("Sequoyah") Unit 2 in 2008, 2009, and 2011.

Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in future payments to the DOE of as much as $225 million.  TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  At September 30, 2011, this obligation was $37 million.  During 2009, the DOE and TVA agreed that this obligation will be offset by amounts that the DOE expects to owe TVA in the future for certain decommissioning costs that TVA will pay on the DOE’s behalf.  Accordingly, TVA will remit the

BLEU fuel savings amounts to the DOE, only after those future decommissioning costs have been offset against TVA’s obligation to the DOE.

The third party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  However, the fuel fabrication contract qualifies as a capital lease, and TVA recognized a capital lease asset and corresponding lease obligation related to amounts paid or payable to the processor.

Investment Funds

Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 20 — Contingencies — Decommissioning Costs), AROs (see Note 7 — Non-Nuclear Decommissioning Costs), and the Supplemental Executive Retirement Plan ("SERP") (see Note 18 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan).  Nuclear decommissioning funds, asset retirement funds, and SERP funds, which are classified as trading, are invested in portfolios of securities generally designed to earn returns in line with overall equity market performance.

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

TVA has not offered the DEU program since the end of 2004.  Total sales for the program since inception have been approximately $55 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2011, and 2010, Balance Sheets.

TVA recognizes revenue as electricity is delivered to customers, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2011, approximately $48 million has been applied against power billings on a cumulative basis during the life of the program, of which approximately $5 million was recognized as noncash revenue during 2011.  Approximately $5 million was applied against power billings during each of 2010 and 2009.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division (“MLGW”), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2011 and 2010 Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2011, $790 million had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2011, 2010, and 2009.

Discounts for both programs amounted to $47 million for each of the years ended September 30, 2011, 2010, and 2009.

Insurance

Although TVA uses private companies to administer its health-care plans for eligible active and retired employees not covered by Medicare, TVA does not purchase health insurance.  Third party actuarial specialists assist TVA in determining certain liabilities for self-insured claims.  TVA recovers the costs of claims through power rates and through adjustments to the participants’ contributions to their benefit plans.  These liabilities are included in Other liabilities on the balance sheets.

The Federal Employees’ Compensation Act ("FECA") governs liability to employees for service-connected injuries.  TVA purchases excess workers' compensation insurance above a self insured retention.

TVA purchases nuclear liability insurance, nuclear property, decommissioning, and decontamination insurance, and nuclear accidental outage insurance.  See Note 20 — Contingencies — Nuclear Insurance.

TVA purchases excess liability insurance for aviation, auto, marine, and general liability exposures.  TVA purchases property insurance for certain conventional (non-nuclear) assets as well as outage insurance (business interruption) for selected conventional generating assets.  TVA also purchases liability insurance which provides coverage for its directors and officers.

The insurance policies are subject to the terms and conditions of the specific policy.  Each of the insurance policies purchased contains deductibles or self-insured retentions.  TVA recovers the costs of losses through power rates.

Research and Development Costs

Research and development costs are expensed when incurred.  TVA’s research programs include those related to transmission technologies, emerging technologies (clean energy, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil, nuclear, and hydro), and environmental technologies.

Tax Equivalents

The TVA Act requires TVA to make payments to states and counties in which TVA conducts its power operations and in which TVA has acquired power properties previously subject to state and local taxation.  The amount of these payments is five percent of gross revenues from sales of power during the preceding year, excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances. TVA calculates tax equivalent expense by subtracting the prior year fuel cost-related tax equivalent regulatory asset or liability from the payments made to the states and counties and then adds back the current year fuel cost-related tax equivalent regulatory asset or liability. Fuel cost-related tax equivalent expense is recognized in the same accounting period in which the fuel cost-related revenue is recognized.

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

Beginning in 2010, TVA implemented a new policy to expense any future outage costs as incurred.  However, TVA continued to amortize the related existing regulatory asset and included such amounts in rates.  These amounts became fully amortized in 2011.  See Note 7 — Deferred Outage Costs.

2.	Impact of New Accounting Standards and Interpretations

The following accounting standards and interpretations became effective for TVA during the presented periods.

Noncontrolling Interests.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that introduces significant changes in the accounting for noncontrolling interests (formerly minority interests) in a partially-owned consolidated subsidiary.  The guidance also changed the accounting for and reporting for the deconsolidation of a subsidiary.  The guidance requires that noncontrolling interests in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity.  The guidance also requires that earnings attributed to noncontrolling interests be reported as part of consolidated earnings, and requires disclosure of the attribution of consolidated earnings to the controlling and noncontrolling interests on the face of the consolidated income statement.  These changes became effective for TVA as of October 1, 2009.  The adoption of this guidance did not materially impact TVA’s financial condition, results of operations, or cash flows but will impact the accounting for any future noncontrolling interests.

Transfers of Financial Assets.  In June 2009, FASB issued guidance regarding accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and subjects those entities to the same consolidation guidance as other variable interest entity ("VIEs").  The guidance changes the eligibility criteria for certain transactions to qualify for sale accounting and the accounting for certain transfers.  The guidance also establishes broad disclosure objectives and requires extensive specific disclosure requirements related to the transfers.  These changes became effective for TVA for any transfers of financial assets occurring on or after October 1, 2010.  The adoption of this guidance did not materially affect TVA’s financial condition, results of operations, or cash flows.

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

In May 2011, the FASB issued an accounting standard that creates consistency between GAAP and International

Financial Reporting Standards (“IFRS”) on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This guidance is effective for TVA on October 1, 2012.   Although this standard may require additional disclosure, TVA does not expect the adoption of this guidance to have a material impact on its financial statements.

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

3.	Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of receivables:

Accounts Receivable, Net At September 30
	2011	2010
Power receivables
Billed	$1,625	$597
Unbilled	13	1,004
Total power receivables	1,638	1,601

Other receivables	102	40
Allowance for uncollectible accounts	$(1)	$(2)

Accounts receivable, net	$1,739	$1,639

The $991 million decrease in unbilled power receivables and the $1.0 billion increase in billed receivables are primarily due to the implementation of a new wholesale rate structure in April 2011.  Under the previous end-use billing structure, sales were billed a month in arrears.  Under the new wholesale base rate structure, customers are billed in the current month.

4.	Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net At September 30
	2011	2010
Fuel inventory	$489	$539
Materials and supplies inventory	555	486
Emission allowance inventory	11	11
Allowance for inventory obsolescence	(27)	(24)

Inventories, net	$1,028	$1,012

5.	Completed Plant

Completed plant consisted of the following:

Completed Plant At September 30
	2011			2010
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-Fired	$13,218	$7,244	$5,974	$12,920	$6,731	$6,189
Gas and oil-fired	2,885	923	1,962	2,399	737	1,662
Nuclear	17,786	8,290	9,496	17,681	7,866	9,815
Transmission	5,536	2,142	3,394	5,532	2,084	3,448
Hydroelectric	2,232	848	1,384	2,193	819	1,374
Other electrical plant	1,558	844	714	1,300	745	555
Subtotal	43,215	20,291	22,924	42,025	18,982	23,043

Multipurpose dams	928	338	590	928	331	597
Other stewardship	44	14	30	44	13	31
Subtotal	972	352	620	972	344	628

Total	$44,187	$20,643	$23,544	$42,997	$19,326	$23,671
Certain reclassifications have been made to the 2010 information to conform to the 2011 presentation.

6.	Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s Other long-term assets:

Other Long-Term Assets At September 30
	2011	2010
Coal contract derivative assets	$285	$103
Loans and other long-term receivables, net	74	68
Other long-term assets	13	20

Total other long-term assets	$372	$191

7.	Regulatory Assets and Liabilities

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

Regulatory Assets and Liabilities At September 30
	2011	2010
Current regulatory assets
Deferred nuclear generating units	$236	$391
Unrealized losses on commodity derivatives	225	184
Environmental cleanup costs – Kingston ash spill	73	76
Fuel cost adjustment receivable	7	84
Deferred capital leases	2	14
Deferred outage costs	—	42
Total current regulatory assets	543	791

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,807	4,711
Unrealized losses on swaps and swaptions	1,164	797
Nuclear decommissioning costs	1,012	898
Environmental cleanup costs - Kingston ash spill	874	987
Deferred nuclear generating units	709	1,565
Construction costs	619	—
Non-nuclear decommissioning costs	519	410
Environmental agreements	346	—
Unrealized losses on commodity derivatives	221	144
Other non-current regulatory assets	234	244
Total non-current regulatory assets	11,505	9,756

Total regulatory assets	$12,048	$10,547

Current regulatory liabilities
Unrealized gains on commodity derivatives	$153	$57
Fuel cost adjustment tax equivalents	127	—
Capital leases	—	6
Total current regulatory liabilities	280	63

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	285	106

Total regulatory liabilities	$565	$169

Deferred Nuclear Generating Units and Construction Costs.  In July 2005, the TVA Board approved the amortization, and inclusion into rates, of TVA’s $3.9 billion investment in the two deferred nuclear generating units at Bellefonte over a 10-year recovery period beginning in 2006.  In August 2011, the TVA Board approved the completion of Bellefonte Unit 1. Approximately $619 million of the remaining balance in the deferred nuclear generating units regulatory asset will not continue to be amortized into rates, but will be included in the Bellefonte plant asset balance at completion. This amount has been segregated into a separate non-current regulatory asset account titled Construction costs. Accordingly, the amount of annual amortization to be included in rates will decrease beginning in 2012. The amount to be amortized over the next fiscal year is included as a current regulatory asset on the balance sheet.

Unrealized Gains (Losses) on Commodity Derivatives

Unrealized Gains (Losses) on Coal Contracts.  Unrealized gains (losses) on coal purchase contracts, included as part of unrealized losses on commodity derivatives, relate to the mark-to-market ("MtM") valuation of coal purchase contracts that contain options to purchase additional or fewer quantities.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the total fuel rate mechanism.  TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2013.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on the balance sheet.  See Note 13.

Deferred Gains and Losses Relating to TVA’s Financial Trading Program.  Deferred gains and losses relating to TVA’s Financial Trading Program (“FTP”) represent net unrealized gains and losses on swaps, futures, options, and combinations of these instruments and are also included as part of unrealized losses on commodity derivatives.  The program is used to reduce TVA’s economic risk exposure associated with electricity generation, purchases, and sales.  TVA defers all FTP mark-to-market unrealized gains or losses as regulatory liabilities or assets, respectively, and records realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity product.  Net unrealized losses at September 30, 2011, and September 30, 2010, were approximately $234 million and $254 million, respectively.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the fuel rate.  The current regulatory asset/liability for net unrealized gains and losses, included as part of the commodity derivatives, represents deferred gains and losses from contracts with a maturity of less than one year.

Environmental Cleanup Costs – Kingston Ash Spill.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs incurred and expected future costs related to the Kingston Fossil Plant ("Kingston") ash spill.  The TVA Board approved a plan of amortizing these costs over 15 years beginning October 1, 2009.  At September 30, 2009, TVA’s remediation cost estimate of $933 million was deferred as a regulatory asset.  During 2010, the estimate was revised and increased by $192 million to a total estimate of $1.1 billion.  The additional amount will be amortized over the remaining term of the initial life.  Amounts included as a current regulatory asset on the balance sheet represent the amount to be amortized in the next 12 months.  Any future revisions to the estimate will be amortized as a change in estimate over the remaining term.

Fuel Cost Adjustment Receivable.  The fuel cost adjustment provides a mechanism to regularly alter rates to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA’s FTP.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates.  Balances in the fuel cost adjustment regulatory accounts represent overcollected or undercollected revenues to offset fuel and purchased power costs and are recovered or refunded in fuel rates.

Starting with the October 1, 2009, billing period, all fuel cost adjustments have been made on a monthly basis instead of a quarterly basis.  Therefore, since October 1, 2009, the balance has been a current regulatory asset or liability.  Monthly adjustments allow the rates to be more closely aligned with TVA’s costs.  The fuel cost adjustment formula also contains a deferred account which is used to reconcile the difference between actual and forecasted fuel and purchased power costs.  The difference between the amounts is included in the deferred account, and starting with the October 1, 2009, billing period, 50 percent of the account has been disbursed or collected on a monthly basis.  This change to a monthly fuel cost adjustment formula has resulted in smaller reconciliations and faster liquidation of any balances in the account.  With the change to the monthly fuel cost adjustment formula on October 1, 2009, the remaining balance in the existing deferred liability account balance at that date of approximately $822 million was liquidated over a nine-month period from October 1, 2009, through June 30, 2010.

Deferred Capital Leases.  Deferred capital lease asset costs represent the difference between the Federal Energy Regulatory Commission's ("FERC") Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act ("Uniform System of Accounts") model balances and the balances under GAAP guidance.  Under the Uniform System of Accounts, TVA recognizes the initial capital lease asset and liability at inception of the lease; however, the annual expense under the Uniform System of Accounts is equal to the annual lease payments, which differs from GAAP treatment.  This practice results in TVA’s capital lease asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to each capital lease.  These costs are being amortized over the respective lease terms as lease payments are made.  The amount to be amortized over the next 12 months is included as a current regulatory asset on the balance sheet. These costs are included in current regulatory assets.

Deferred Outage Costs.  The cost of fuel used in TVA’s nuclear units has been amortized and accounted for as a component of fuel cost adjustment.  Nuclear refueling outage and maintenance costs were deferred and amortized on a straight-line basis over the estimated period until the next refueling outage.  In 2010, TVA began expensing outage and maintenance costs as incurred.  Previously deferred outage costs continued to be amortized as the remaining amounts were collected in rates and were included as a current regulatory asset on the balance sheet.  The remaining costs were fully amortized during 2011.

Deferred Pension Costs and Other Post-retirement Benefit Costs.  TVA measures its benefit obligations related to pension and other post-retirement benefit (“OPEB”) costs at the year-end balance sheet date.  TVA recognizes the funded status of the plans on the balance sheet which in an unregulated environment would result in a corresponding offset to accumulated other comprehensive income (“AOCI”).  “Incurred cost” is a cost arising from cash paid out or obligation to pay for an acquired asset or service, and a loss from any cause that has been sustained and has been or must be paid for.  In the cases of pension and OPEB costs, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts otherwise charged to AOCI for these costs will be recorded as a regulatory asset since TVA has historically recovered pension and OPEB expense in rates.  Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension and OPEB costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue, if necessary, will result from inclusion of the pension and OPEB regulatory assets in allowable costs for ratemaking purposes.

These regulatory assets are classified as long-term consistent with the pension and post-retirement liabilities and not amortized to the statement of operations over a specified recovery period.  They are adjusted either upward or downward each year in conjunction with the adjustments in the unfunded pension liability as calculated by the actuaries.  Ultimately this regulatory asset will flow through the statement of operations in the form of pension expense as the actuarial liability is eliminated in future periods. These costs are included in other non-current regulatory assets. See Note 18 — Obligations and Funded Status.

Unrealized Losses on Swaps and Swaption.  TVA uses regulatory accounting treatment to defer the mark-to-market unrealized gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swap and swaptions is recorded on TVA’s balance sheet as a non-current regulatory asset with realized gains or losses, if any, recorded in TVA’s statement of operations.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements and (2) recognition of changes in the liability, TVA’s nuclear decommissioning trust ("NDT"), and certain other deferred charges under the accounting rules for AROs.  These future costs will be funded through a combination of the NDT, future earnings on the NDT, and, if necessary, additional TVA cash contributions to the NDT, and future earnings thereon.  See Note 1 — Investment Funds.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the NDT investments and ARO liability.

Non-Nuclear Decommissioning Costs.  TVA has established an asset retirement trust ("ART") to more effectively segregate, manage, and invest funds to help meet future AROs.  The funds from the ART may be used, among other things, to pay the costs of retiring non-nuclear long-lived assets.  The costs of retiring non-nuclear long-lived assets represent the net deferred costs related to the future closure and retirement of TVA's non-nuclear long-lived assets under various legal requirements.  The regulatory asset initially created related to this adjustment totaled $350 million.  The offset to this adjustment was a one-time decrease to depreciation, amortization, and accretion expense.  These future costs can be funded through a combination of investment funds already set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART and future earnings thereon.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the ART investments and ARO liability.

Environmental Agreements.  In conjunction with the Federal Facilities Compliance Agreement with the EPA and the agreement with Alabama, Kentucky, North Carolina, Tennessee, the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (collectively, the “Environmental Agreements”) (see Note 20 — Legal Proceedings — Environmental Agreements), TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with preference for projects in the Tennessee River watershed, of which $4 million was paid in the fourth quarter of 2011; and $10 million in civil penalties).  The TVA Board determined that these costs would be collected in customer rates in the future and, accordingly, the amounts were deferred as a regulatory asset.  During the three months ended June 30, 2011, the civil penalties of $10 million were expensed, and they were subsequently paid in July 2011. The remaining amounts will be charged to expense and recovered in rates over future periods as payments are made.

Other Non-Current Regulatory Assets

Debt Reacquisition Costs.  Reacquisition expenses, call premiums, and other related costs, such as unamortized debt issue costs associated with redeemed Bond issues, are deferred under provisions of the Uniform System of Accounts.  These costs are deferred and amortized (accreted) on a straight-line basis over the weighted average life of TVA’s debt portfolio (even though TVA is not a public utility subject generally to FERC jurisdiction) and are included in other non-current regulatory assets.

Nuclear Training Costs.  As a result of refurbishing and restarting Browns Ferry Nuclear Unit 1 in 2007 and the construction and startup of Watts Bar Unit 2, nuclear training costs associated with these units have been deferred as a regulatory asset and will be amortized over a cost recovery period equivalent to the expected useful life of the operating nuclear units. These costs are included in other non-current regulatory assets.

Retirement Removal Costs.  Retirement removal costs that are not legally required are capitalized into fixed assets to be depreciated consistent with the lives in the depreciation study. See Note 1 — Property, Plant, and Equipment, and Depreciation — Depreciation. The TVA Board has consistently provided rates to cover the depreciation of these assets; therefore, these assets are probable of future recovery and are included in other non-current regulatory assets.

Fuel Cost Adjustment Tax Equivalents.  The fuel cost adjustment structure includes a provision related to the current funding of the future payments TVA will make.  As TVA records the fuel cost adjustment, the percent of the calculation that relates to a future asset or liability for tax equivalent payments is recorded as a current regulatory asset or liability and paid in the following fiscal year.

Capital Leases.  As a result of a capital lease of office space payment stream requiring larger cash payments during the latter years of the lease term than during the early years of the lease term, TVA levelized the annual lease expense recognition related to this lease in order to promote the fair and equitable cost recovery from ratepayers.  These levelized costs were being amortized over the lease term.  In 2011, TVA purchased the building subject to this lease, and with the final payment, removed the remaining regulatory liability that was included as a current regulatory liability on the September 30, 2010 Balance Sheet.

Preconstruction Costs.  Certain preliminary work and costs associated with engineering, design, and licensing activities, as well as the procurement of long lead-time components for the partially completed Bellefonte Unit 1, had been deferred as a regulatory asset pending the TVA Board’s decision on the completion of the project.  On August 18, 2011, the TVA Board decided to complete Bellefonte Unit 1, and the costs were moved to construction in progress.  At September 30, 2010, no such preconstruction asset had been established.

8.	Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at Kingston failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the physical cleanup work (final removal) will be completed in the last quarter of 2014.  A final assessment, a completion report, and approval by Tennessee and the EPA is expected to occur by the second quarter of 2015.  Surveillance and monitoring of the site will continue, but this work is beyond the scope of the cleanup project.

Claims and Litigation

See Note 20 — Legal Proceedings — Legal Proceedings Related to the Kingston Ash Spill and — Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA’s balance sheets.  Amounts spent since the event through September 30, 2011, totaled $749 million.  The remaining estimated liability at September 30, 2011, was $376 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment and Conservation ("TDEC") order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or cost of remediating any ash which is commingled with radioactive material from non-TVA operations, to the extent it would have to be managed as low-level radioactive waste.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs is also not included in the estimate as it is included in the non-nuclear ARO liability.

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  Through September 30, 2011, TVA received proceeds of $40 million.  TVA continues to provide information about the nature and extent of TVA’s claims under the policies to the remaining excess liability insurance companies. It is unclear at this time whether the parties will be able to resolve the outstanding claims without resorting to the policies’ dispute resolution procedures.  Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

9.	Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under the Environmental Agreements (see Note 20 — Legal Proceedings — Environmental Agreements).  The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities At September 30
	2011	2010
Currency swap liabilities	$131	$81
Swaption liability	1,077	804
Interest rate swap liabilities	463	371
Coal contract derivative liabilities	119	2
Commodity swap derivative liabilities	78	118
Environmental agreements liability	346	—
Other long-term liabilities	191	150

Total other long-term liabilities	$2,405	$1,526

The swaption and interest rate swap liabilities increased during 2011 due primarily to a decrease in interest rates. See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment for a discussion related to changes affecting coal contract derivative liabilities.

10.	Asset Retirement Obligations

During the year ended September 30, 2011, $48 million of the decommissioning costs classified as regulatory assets were amortized into expense since these amounts were collected in rates.  The table below summarizes the types and amounts of TVA's AROs.

Reconciliation of Asset Retirement Obligation Liability At September 30
	Nuclear	Non-nuclear	Total
Balance at September 30, 2009	$1,837	$846	$2,683

Settlements	—	(6)	(6)
Accretion (recorded as regulatory asset)	104	43	147
Additional obligations	—	1	1
Revisions in estimates of cash flows	—	138	138

Balance at September 30, 2010	$1,941	$1,022	$2,963

Settlements	—	(22)	(22)
Accretion (recorded as regulatory asset)	111	47	158
Additional obligations	—	4	4
Revisions in estimates of cash flows	39	(4)	35

Balance at September 30, 2011	$2,091	$1,047	$3,138

11.	Debt

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2011, TVA had only two types of Bonds outstanding:  power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the “Basic Resolution”).  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds, which are defined as:

•	the remainder of TVA’s gross power revenues

•	after deducting
— the costs of operating, maintaining, and administering its power properties, and
— tax equivalent payments, but

•	before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus

•	the net proceeds from the sale or other disposition of any power facility or interest therein.

Because TVA’s scheduled lease payments under its leaseback transactions are considered costs of operating, maintaining, and administering its power properties, those payments have priority over TVA’s payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the U.S. Treasury required by the TVA Act in repayment of and as a return on the Power Program Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2011, TVA was in compliance with the rate test. See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets.

TVA met the bondholder protection test for the five-year period ended September 30, 2010, and must next meet the bondholder protection test for the five-year period ending September 30, 2015.

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding in the public market at September 30, 2011, 2010, and 2009, were 0.00 percent, 0.04 percent, and 0.06 percent, respectively.  During 2011, 2010, and 2009, the maximum outstanding balances of TVA short-term borrowings held by the public were $1.4 billion, $1.3 billion, and $2.7 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $363 million (0.14 percent), $905 million (0.09 percent), and $1.7 billion (0.32 percent), respectively.

Put and Call Options

Bond issues of $1.8 billion held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices ranging from 100 percent to 106 percent of the principal amount.  Twenty-two Bond issues totaling $656 million, with maturity dates ranging from 2020 to 2041, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  There is no accounting difference between a “survivor’s option” put and a “regular” put on any TVA put Bond.

Additionally, TVA has two issues of Putable Automatic Rate Reset Securities (“PARRS”) outstanding.  After a fixed-rate period of five years, the coupon rate on the PARRS may automatically be reset downward under certain market conditions on an annual basis.  The coupon rate reset on the PARRS is based on a calculation.  For both series of PARRS, the coupon rate will reset downward on the reset date if the rate calculated is below the then-current coupon rate on the Bond.  The calculation dates, potential reset dates, and terms of the calculation are different for each series.  The coupon rate on the 1998 Series D PARRS may be reset on June 1 (annually) if the sum of the five-day average of the 30-Year Constant Maturity Treasury (“CMT”) rate for the week ending the last Friday in April, plus 94 basis points, is below the then-current coupon rate.  The coupon rate on the 1999 Series A PARRS may be reset on May 1 (annually) if the sum of the five-day average of the 30-Year CMT rate for the week ending the last Friday in March, plus 84 basis points, is below the then-current coupon rate.  The coupon rates may only be reset downward, but investors may request to redeem their Bonds at par value in conjunction with a coupon rate reset for a limited period of time prior to the reset dates under certain circumstances.

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset four times, from an initial rate of 6.75 percent to the current rate of 4.728 percent.  In connection with these resets, $238 million of the bonds have been redeemed, so that $330 million of the bonds were outstanding at September 30, 2011.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset three times, from an initial rate of 6.50 percent to the current rate of 4.50 percent.  In connection with these resets, $241 million of the bonds have been redeemed, so that $274 million of the bonds were outstanding at September 30, 2011.

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate for the bonds on the calculation dates, described above, which occur in the third quarter of TVA's fiscal year.  If the reset rate is less than the then-current coupon rate on the PARRS, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2011, TVA has not determined that it is probable that the reset rate will be less than than the current coupon rate on the PARRS on the calculation dates in the third quarter of 2012; therefore, the par amount outstanding for each series of PARRS was classified as long-term debt.

Debt Securities Activity

The table below summarizes TVA’s Bond activity for the period from October 1, 2009, to September 30, 2011.

Debt Securities Activity For the year ended September 30
Issues	2011	2010
electronotes®
First quarter	$—	$82
Second quarter	40	34
Third quarter	42	63
Fourth quarter	17	—
2009 Series C	—	500
2010 Series A	—	1,000
2011 Series A	1,500	—
Total	$1,599	$1,679

Redemptions/Maturities
electronotes®
First quarter	$2	$1
Second quarter	10	25
Third quarter	2	3
Fourth quarter	1	34
2001 Series A	1,000	—
2009 Series A	4	3
2009 Series B	2	3
Total	$1,021	$69

Debt Outstanding

Debt outstanding at September 30, 2011, and 2010, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2011 Par Amount	2010 Par Amount
Discount notes (net of discount)				$482	$27
Current maturities of long-term debt
88059TEH0	10/15/2023	10/15/2011	5.00%	14	—
880591EE8	5/15/2012		2.25%	3	3
88059TEL1	5/15/2012		2.65%	3	3
880591EF5	6/15/2012		3.77%	2	2
880591DL3	5/23/2012		7.14%	29	—
880591DT6	5/23/2012		6.79%	1,486	—
880591DN9	1/18/2011		5.63%	—	1,000
				1,537	1,008
Total debt due within one year, net				$2,019	$1,035

Long-Term Debt(1) At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate	Call Date	2011 Par	2010 Par	Stock Exchange Listings
electronotes®(2)	02/15/2020 - 07/15/2041	2.65 - 5.00%	10/15/2011 - 07/15/2016	$661	$591	None
880591DN9	1/18/2011	5.63%		—	—	New York, Luxembourg
880591DL3	5/23/2012	7.14%		—	29	New York
880591DT6	5/23/2012	6.79%		—	1,486	New York
880591CW0	3/15/2013	6.00%		1,359	1,359	New York, Hong Kong, Luxembourg, Singapore
880591DW9	8/1/2013	4.75%		940	940	New York, Luxembourg
880591DY5	6/15/2015	4.38%		1,000	1,000	New York, Luxembourg
880591EE8 (3)	11/15/2015	2.25%		11	15	None
880591DS8	12/15/2016	4.88%		524	524	New York
880591EA6	7/18/2017	5.50%		1,000	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.25%		650	650	New York
880591EC2	4/1/2018	4.50%		1,000	1,000	New York, Luxembourg
880591EL2	2/15/2021	3.88%		1,500	—	New York
880591DC3	6/7/2021	5.81%(4)		312	314	New York, Luxembourg
880591CJ9	11/1/2025	6.75%		1,350	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300(5)	6/1/2028	4.73%		330	330	New York
880591409(5)	5/1/2029	4.50%		274	274	New York
880591DM1	5/1/2030	7.13%		1,000	1,000	New York, Luxembourg
880591DP4	6/7/2032	6.59%(4)		390	393	New York, Luxembourg
880591DV1	7/15/2033	4.70%		472	472	New York, Luxembourg
880591EF5 (3)	6/15/2034	3.77%		443	445	None
880591DX7	6/15/2035	4.65%		436	436	New York
880591CK6	4/1/2036	5.98%		121	121	New York
880591CS9	4/1/2036	5.88%		1,500	1,500	New York
880591CP5	1/15/2038	6.15%		1,000	1,000	New York
880591ED0	6/15/2038	5.50%		500	500	New York
880591EH1	9/15/2039	5.25%		2,000	2,000	New York
880591BL5	4/15/2042	8.25%	4/15/2012	1,000	1,000	New York
880591DU3	6/7/2043	4.96%(4)		234	236	New York, Luxembourg

880591CF7	7/15/2045	6.24%	7/15/2020	140	140	New York
880591EB4	1/15/2048	4.88%		500	500	New York, Luxembourg
880591DZ2	4/1/2056	5.38%		1,000	1,000	New York
880591EJ7	9/15/2060	4.63%		1,000	1,000	New York
Subtotal				22,647	22,605
Unamortized discounts, premiums, and other				(235)	(216)
Total long-term outstanding power bonds, net				$22,412	$22,389
Notes
(1)  The above table includes net exchange losses from currency transactions of $7 million at September 30, 2011.
(2)  Includes one electronote® with partial maturities of principal for each required annual payment.
(3)  These bonds include partial maturities of principal for each required annual payment.
(4)  The coupon rate represents TVA’s effective interest rate.
(5)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options.

Maturities Due in the Year Ending September 30
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt including current maturities(1)	$1,537	$2,308	$32	$1,032	$32	$19,236	$24,177
Note (1) Does not include noncash items of foreign currency exchange loss of $7 million and net discount on sale of Bonds of $235 million.

Credit Facility Agreements

TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at September 30, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  Both the $0.5 billion and one of the $1.0 billion credit facilities mature on January 14, 2014, and the other $1.0 billion credit facility matures on May 11, 2014.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA’s senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA’s senior unsecured long-term non-credit enhanced debt.  At September 30, 2011, and September 30, 2010, there were $575 million and $411 million, respectively, of letters of credit outstanding under the facilities in place at those times, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

12.	Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software in 2003. Due to TVA’s continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds of $1.3 billion as financing obligations.  The outstanding leaseback obligations on TVA's balance sheets were approximately $885 million at September 30, 2011, and $940 million at September 30, 2010.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised Seven States’s option to purchase from TVA an undivided 90-percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States’s interest in the facility.  TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA’s buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets.  The carrying amount of the

Southaven obligation on TVA's balance sheets was approximately $397 million at September 30, 2011, and $413 million at September 30, 2010.

On August 8, 2011, a nationally recognized credit rating agency lowered the long-term rating of TVA's rated Bonds from AAA to AA+.  This downgrade constituted an event of default under the Amended and Restated Credit Agreement between Seven States and its lenders.  Upon the occurrence of such an event of default, Seven States's lenders may either impose a higher default interest rate on the loan or exercise an option to require TVA to re-acquire its interest in the Southaven facility and the related assets.

On November 1, 2011, Seven States and its lenders, with the consent of TVA, executed an Amendment to the Amended and Restated Credit Agreement.  In this amendment, Seven States's lenders agreed to waive this event of default and thus waive their lenders' right to force TVA to re-acquire Seven States's interest in the Southaven facility and the related assets or to force Seven States to pay the default interest rate for this event of default.  Also, the amendment ties the interest rate on Seven States's credit facilities to TVA's credit rating.  Seven States will pay interest on the loan at either 1) LIBOR plus 62.5 basis points if TVA's corporate credit rating is AAA (or its equivalent) by all nationally recognized credit rating agencies, or 2) LIBOR plus 87.5 basis points if TVA's corporate credit rating is AA+ (or its equivalent) by one or more nationally recognized credit rating agencies and AAA (or its equivalent) by the other nationally recognized credit agencies.  The amendment also states that any future downgrade of TVA's credit rating to below AA+ (or its equivalent) by any nationally recognized credit rating agency would constitute an event of default by Seven States.  Because the monthly rent that TVA pays to Seven States for Southaven passes through to TVA the cost of Seven States's loan, TVA's rent payments will increase under this amendment by the amount that Seven States's interest payments on the loan increases, but because of the waiver, the event of default had no other effect on the terms of TVA's lease with Seven States. TVA will continue to present both current and long-term portions of its leaseback obligation to Seven States.

At September 30, 2011 and 2010, the total balances of the Leaseback obligations were $1.3 billion and $1.4 billion, respectively.

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

Overview of Accounting Treatment

TVA recognizes certain of its derivative instruments as either assets or liabilities on its balance sheets at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether TVA uses regulatory accounting to defer the derivative gains and losses, (2) whether the derivative instrument has been designated and qualifies for hedge accounting treatment, and (3) if so, the type of hedge relationship (e.g., cash flow hedge).

The following tables summarize the accounting treatment that certain of TVA’s financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of MtM Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Years Ended September 30
			2011	2010
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$(50)	$(37)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Exchange Gain (Loss) Reclassified from OCI to Interest Expense Years Ended September 30 (1)
	2011	2010
Currency swaps	$7	$17
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Also see Note 14.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Years Ended September 30(1)
			2011	2010
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$—	$—

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk).	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.(2)	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses (if any) due to contract settlements are recognized in fuel expense as incurred.	—	—

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense when the related commodity is used in production.	(145)	(137)
Notes
(1)   All of TVA’s derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities.  As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for 2011 and 2010.
(2)  Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps.  However, in February 2011 and September 2010 TVA issued long-term Bonds in anticipation of the maturity of other long-term debt, and used the proceeds to pay down discount notes, which caused the balance of discount notes outstanding at September 30, 2011, to remain below the notional amount of the interest rate swaps. There is no impact on the statements of operations due to the use of regulatory accounting for these items.

MARK-TO-MARKET VALUES OF TVA DERIVATIVES At September 30
	2011		2010
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(44)	Other long-term liabilities	$(42)	Other long-term liabilities
£250 million Sterling	(24)	Other long-term liabilities	(5)	Other long-term liabilities
£150 million Sterling	(63)	Other long-term liabilities	(34)	Other long-term liabilities
Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption
$1.0 billion notional	$(1,077)	Other long-term liabilities	$(804)	Other long-term liabilities
Interest rate swaps
$476 million notional	(446)	Other long-term liabilities	(356)	Other long-term liabilities
$42 million notional	(17)	Other long-term liabilities	(15)	Other long-term liabilities
Commodity contract derivatives	239	Other long-term assets $285; Other current asset $150; Other long-term liabilities ($119); Accounts payable and accrued liabilities ($77)	103	Other long-term assets $103; Other current asset $49; Other long-term liabilities ($2); Accounts payable and accrued liabilities ($47)
Derivatives under FTP
Margin cash account (1)	34	Other current assets	12	Other current assets
Derivatives under FTP(2)	(234)	Current regulatory assets ($135); Regulatory assets ($102); Current regulatory liabilities $3	(254)	Current regulatory assets ($136); Regulatory assets ($127); Current regulatory liabilities $6; Regulatory liabilities $3
Notes
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under FTP table.
(2)  The September 30, 2011, and September 30, 2010, balances in the Derivatives under FTP table show all open derivative positions in the FTP.  TVA previously included both open derivative positions and closed derivative gains and losses in this amount.  TVA changed the presentation to be consistent with the other derivatives in this table, which only show open positions, and revised the September 30, 2010 balances accordingly.

Cash Flow Hedging Strategy for Currency Swaps

To protect against the exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2011:

Currency Swaps Outstanding At September 30, 2011
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

TVA uses regulatory accounting treatment to defer the MtM gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA’s balance sheets with realized gains or losses, if any, recorded on TVA’s statements of operations.  There were no realized gains or losses for the years ended September 30, 2011, 2010, and 2009.

For the years ended 2011 and 2010, the changes in market value resulted in deferred unrealized losses on the value of the interest rate swaps and swaption of $365 million and $299 million, respectively.  All net deferred unrealized gains and losses are reclassified as regulatory assets or liabilities on the balance sheet.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity.  Accordingly, these contracts qualify for normal purchases and normal sales accounting.

TVA marks to market all of its natural gas derivative contracts that require physical delivery.  The total market value of these natural gas derivative contracts at September 30, 2011, and September 30, 2010, was less than $1 million.  At September 30, 2011, these natural gas derivative contracts had terms of up to one month.

At December 31, 2010, TVA determined that certain quantities under the coal contract derivatives were no longer probable of physical delivery; therefore, these contracts were no longer eligible for normal purchases and normal sales accounting.  Accordingly, TVA began marking all of its coal contract derivatives to market at December 31, 2010.  At September 30, 2011, and September 30, 2010, TVA’s coal contract derivatives had net market values of $239 million and $103 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At September 30, 2011, TVA’s coal contract derivatives had terms of up to seven years.

Commodity Contract Derivatives At September 30
	2011			2010
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal Contract Derivatives	38	66 million tons	$239	11	27 million tons	$103
Natural Gas Contract Derivatives	13	5 million mmBtu	$—	3	1 million mmBtu	$—

Derivatives Under FTP.  TVA has a FTP under which it purchases and sells futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies.  The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk).  In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction.  The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above.  TVA is prohibited from trading financial instruments under the FTP for speculative purposes.

At September 30, 2011, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, and coal.  Futures contracts and option contracts under the FTP had remaining terms of less than one year.  Swap contracts under the FTP had remaining terms of five years or less.

Derivatives Under FTP
	At September 30, 2011		At September 30, 2010
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	1,300,000	$(4)	7,920,000	$(21)
Swap contracts	232,295,000	(223)	137,110,000	(241)
Option contracts	—	(1)	5,250,000	(2)
Natural gas financial positions	233,595,000	$(228)	150,280,000	$(264)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	125,000	$2
Swap contracts	1,591,000	(7)	1,711,000	8
Option contracts	90,000	—	495,000	—
Fuel oil/crude oil financial positions	1,681,000	$(7)	2,331,000	$10

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	120,000	1	480,000	—
Option contracts	—	—	—	—
Coal financial positions	120,000	$1	480,000	$—
Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity product.  In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(13) million at September 30, 2011, and $(15) million at September 30, 2010.  The deferred unrealized losses related to natural gas hedges were $(228) million at September 30, 2011, and $(264) million at September 30, 2010.  At September 30, 2011 and 2010, TVA recognized realized losses on natural gas hedges of $(164) million and $(152) million, respectively, which were recorded as increases to Fuel expense.  The deferred unrealized gains (losses) related to fuel oil/crude oil hedges were $(7) million at September 30, 2011, and $10 million at September 30, 2010.  At September 30, 2011 and 2010, TVA recognized realized gains on fuel oil/crude oil hedges of $20 million and $15 million, respectively, which were recorded as decreases to Fuel expense.  The deferred unrealized gain related to coal hedges was $1 million at September 30, 2011.  For the year ended September 30, 2011, TVA recognized realized losses on coal hedges of less than $(1) million, which was recorded as an increase to Fuel expense.  There were no deferred unrealized gains or losses related to coal hedges at September 30, 2010.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, and SERP.  All securities in the trusts are classified as trading.  See Note 14 for a discussion of the trusts’ objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  At September 30, 2011, and September 30, 2010, the fair value of derivative instruments in these trusts was not material to TVA’s financial statements.

Collateral.  TVA’s interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold.  At September 30, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA’s collateral obligation at September 30, 2011, under these arrangements was $575 million, for which TVA had posted $575 million under a letter of credit.  These letter of credit postings reduce the available balance under the related credit facility.  TVA’s assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poors (“S&P”) or Moody's Investors Service ("Moody’s") downgrades TVA’s credit rating to AA or Aa2, respectively, TVA would be required to post an additional $75 million of collateral in excess of its September 30, 2011, obligation; and

•	If TVA ceases to be majority-owned by the U.S. government, its credit rating would likely change and TVA would be required to post additional collateral.

In addition, the threshold for certain of TVA’s derivative instruments with credit-risk related contingent features will decrease by $160 million on January 1, 2012.  Depending on the value of the underlying transactions, TVA may have to post additional collateral on this date.

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

Credit of Customers.  The majority of TVA’s counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three customers that represented 26 percent of total outstanding accounts receivable at September 30, 2011.  TVA had concentrations of accounts receivable from five customers that represented 36 percent of total outstanding accounts receivable at September 30, 2010. Power sales to TVA’s largest directly served industrial customer represented four percent of TVA’s total operating revenues for the year ended September 30, 2011.  This customer’s senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody’s.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA’s NDT and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA’s hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT and the pension fund have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At September 30, 2011, the swaption and all of TVA’s currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody’s credit rating was A2 or higher.  At September 30, 2011, all of TVA’s coal contract derivatives were with counterparties whose Moody’s credit rating, or TVA’s internal analysis when such information was unavailable, was Caa2 or higher.

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 20 different suppliers at September 30, 2011.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement with a supplier of electricity for 440 megawatt ("MW") of summer net capability from a lignite-fired generating plant that expires on March 31, 2032.  The supplier’s senior secured credit ratings are currently CCC- by S&P and B2 by Moody’s.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.  Additionally, the senior unsecured credit ratings of TVA’s largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently CCC- by S&P and Caa2 by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

14.	Fair Value Measurements

Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the asset’s principal market, or in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants.  TVA uses market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value.  Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA’s Balance Sheet at September 30, 2011, and Statements of Changes in Proprietary Capital for the year ended September 30, 2011.  Except for gains and losses on SERP assets, there has been no impact to the Statements of Operations or the Statements of Cash Flows related to these fair value measurements.

Investments

At September 30, 2011, TVA’s investment funds were composed of $1.2 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value.  Trading securities are held in the NDT, ART, and SERP.  The NDT holds funds for the ultimate decommissioning of TVA’s nuclear power plants.  The ART holds funds for the costs related to the future closure and retirement of TVA’s long-lived assets.  TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  The NDT and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.  The ART is presently invested to achieve a return in line with fixed-income market performance.

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

Private partnership investments may include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations.  Investments in private partnerships generally involve a three to four year investment period where the investor contributes capital. This is followed by a period of distribution, typically over several years. The investment period is generally, at minimum, a 10-year or longer investment commitment.  The NDT had unfunded commitments related to private partnerships of $77 million at September 30, 2011.  These investments have no redemption or limited redemption options and may also restrict the NDT’s ability to liquidate its investment interest.  The private partnerships and other similar alternative investments are reported at fair value, which is derived by independent appraisals or judgment of the general partners of each such investment. The inputs used in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments of comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows of the limited partnerships. The fair value of these investments may also be adjusted to reflect liquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized from the private partnership investments. TVA classifies its interest in these types of investment as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments.  The commingled funds held by the NDT and SERP consist either of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities.  All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2).  The fair value of commingled funds is based on net asset values (“NAV”) per fund share (the unit of account), derived from the prices of the underlying securities in the funds.  These commingled funds can be liquidated at the measurement date NAV price and are classified as Level 2 valuations.  Required notification periods range from zero to 30 days.  The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost.  The SERP had unrealized gains of $7 million for the years ended September 30, 2011 and 2010. The gains and losses of the NDT and ART both are subsequently reclassified to a regulatory liability or asset account in accordance with TVA’s regulatory accounting policy.  The NDT had unrealized losses of $73 million for the year ended September 30, 2011, compared with a $93 million unrealized gain for the year ended September 30, 2010.  The ART had unrealized losses of $18 million for the year ended September 30, 2011, compared with unrealized losses of less than $1 million for the year ended September 30, 2010.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 13 — Overview of Accounting Treatment and — Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA’s currency swaps, swaption, and interest rate swaps.

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

Commodity Contract Derivatives and Commodity Derivatives under FTP

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

Commodity Derivatives Under FTP.  These contracts are valued based on market approaches which utilize Chicago Mercantile Exchange ("CME") quoted prices and other observable inputs.  Futures and options contracts settled on the CME are classified as Level 1 valuations.  Swap contracts are valued using a pricing model based on CME inputs and are subject to nonperformance risk outside of the exit price.  These contracts are classified as Level 2 valuations.

See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA’s FTP.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment ("CVA").  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2010) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.  The application of CVAs resulted in a $108 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at September 30, 2011.

The following table sets forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2011.  Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2011
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$73	$—	$—	$—	$73
Debt securities
U.S. government corporations and agencies	117	79	—	—	196
Corporate debt securities	—	164	—	—	164
Residential mortgage-backed securities	—	17	—	—	17
Commercial mortgage-backed securities	—	3	—	—	3
Collateralized debt obligations	—	3	—	—	3
Private partnerships	—	—	22	—	22
Commingled funds(2)
Equity security commingled funds	—	467	—	—	467
Debt security commingled funds	—	221	—	—	221
Foreign currency commingled funds	—	—	—	—	—
Other commingled funds	—	—	—	—	—
Total investments	190	954	22	—	1,166
Commodity contract derivatives	—	—	436	—	436
Commodity derivatives under FTP
Swap contracts	—	15	—	(14)	1
Total commodity derivatives under FTP	—	15	—	(14)	1

Total	$190	$969	$458	$(14)	$1,603
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$131	$—	$—	$131
Interest rate swaps	—	463	—	—	463
Swaption	—	—	1,077	—	1,077
Commodity contract derivatives	—	—	197	—	197
Commodity derivatives under FTP
Futures contracts	4	—	—	—	4
Swap contracts	—	244	—	(14)	230
Option contracts	1	—	—	—	1
Total commodity derivatives under FTP	5	244	—	(14)	235

Total	$5	$838	$1,274	$(14)	$2,103
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

Fair Value Measurements At September 30, 2010
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$96	$—	$—	$—	$96
Debt securities
U.S. government corporations and agencies	136	57	—	—	193
Corporate debt securities	—	193	—	—	193
Residential mortgage-backed securities	—	22	—	—	22
Commercial mortgage-backed securities	—	2	—	—	2
Collateralized debt obligations	—	3	—	—	3
Private partnerships	—	—	13	—	13
Commingled funds(2)
Equity security commingled funds	—	340	—	—	340
Debt security commingled funds	—	209	—	—	209
Foreign currency commingled funds	—	12	—	—	12
Other commingled funds	—	45	—	—	45
Total investments	232	883	13	—	1,128
Commodity contract derivatives	—	—	152	—	152
Commodity derivatives under FTP
Futures contracts	2	—	—	—	2
Swap contracts	—	9	—	(1)	8
Total commodity derivatives under FTP	2	9	—	(1)	10

Total	$234	$892	$165	$(1)	$1,290
Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$81	$—	$—	$81
Interest rate swaps	—	371	—	—	371
Swaption	—	—	804	—	804
Commodity contract derivatives	—	—	49	—	49
Commodity derivatives under FTP
Futures contracts	21	—	—	—	21
Swap contracts	15	227	—	(1)	241
Option contracts	2	—	—	—	2
Total commodity derivatives under FTP	38	227	—	(1)	264

Total	$38	$679	$853	$(1)	$1,569
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for year ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs For the Year Ended September 30
	Private Partnerships	Commodity Contract Derivatives	Swaption
Balances at October 1, 2009	$—	$7	$(592)
Purchases	12	—	—
Issuances	—	—	—
Settlements	—	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	1	96	(212)
Balances at September 30, 2010	13	103	(804)
Purchases	17	—	—
Issuances	—	—	—
Settlements	(7)	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(1)	136	(273)
Balances at September 30, 2011	$22	$239	$(1,077)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the years ended September 30, 2011 and 2010.  All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities.  See Note 7.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument.  The fair market value of the financial instruments held at September 30, 2011, and September 30, 2010, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption.  The estimated values of TVA’s financial instruments not recorded at fair value at September 30, 2011, and September 30, 2010, were as follows:

Estimated Values of Financial Instruments At September 30
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans and other long-term receivables, net	$74	$68	$68	$60
Long-term debt (including current portion), net	23,949	29,190	23,397	27,193

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

See Note 18 — Fair Value Measurements for disclosure of fair value measurements for investments held by the Tennessee Valley Authority Retirement System ("TVARS") that support TVA’s qualified defined benefit pension plan.

15.	Proprietary Capital

Appropriation Investment

TVA’s power program and stewardship (nonpower) programs were originally funded primarily by appropriations from Congress.  In 1959, Congress passed an amendment to the TVA Act that required TVA’s power program to be self-financing from power revenues and proceeds from power program financings.  While TVA’s power program did not directly receive appropriated funds after it became self-financing, TVA continued to receive appropriations for certain multipurpose and other nonpower mission-related activities as well as for its stewardship activities.  TVA has not received any appropriations from Congress for any activities since 1999, and since that time, TVA has funded stewardship program activities primarily with power revenues.

The 1959 amendment to the TVA Act also required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Program Appropriation Investment until an additional $1.0 billion of the Power Program Appropriation Investment has been repaid.  Of this $1.0 billion amount, $50 million remained unpaid at September 30, 2011.  Once the $1.0 billion has been repaid, the TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining Power Program Appropriation Investment.  The remaining Power Program Appropriation Investment will be $258 million if TVA receives no additional appropriations from Congress for its power program.

The table below summarizes TVA's activities related to appropriated funds.

Summary of Proprietary Capital Activity At September 30
	2011		2010
Appropriation Investment	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Balance at beginning of year	$328	$4,351	$348	$4,355
Return of power program appropriation investment	(20)	—	(20)	(4)
Balance at end of year	308	4,351	328	4,351
Retained Earnings
Balance at beginning of year	4,264	(3,711)	3,291	(3,701)
Net income (expense) for year	172	(10)	982	(10)
Return on power program appropriation investment	(7)	—	(9)	—
Balance at end of year	4,429	(3,721)	4,264	(3,711)
Net proprietary capital at September 30	$4,737	$630	$4,592	$640

Payments to the U.S. Treasury

TVA paid $20 million each year for 2011, 2010, and 2009 as a repayment of the Power Program Appropriation Investment.  In addition, TVA paid the U.S. Treasury $7 million in 2011, $9 million in 2010, and $13 million in 2009 as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.40 percent, 2.58 percent, and 3.67 percent for 2011, 2010, and 2009, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments.  See Note 14.

Accumulated Other Comprehensive Income (Loss) Activity For the years ended September 30
Accumulated other comprehensive loss, September 30, 2008	$(37)
Changes in fair value
Foreign currency swaps	(38)
Accumulated other comprehensive loss, September 30, 2009	(75)
Changes in fair value
Foreign currency swaps	(20)
Accumulated other comprehensive loss, September 30, 2010	(95)
Changes in fair value
Foreign currency swaps	(43)
Accumulated other comprehensive loss, September 30, 2011	$(138)
Note Foreign currency swap changes are shown net of reclassifications from Other comprehensive income (loss) to earnings.

TVA records exchange rate gains and losses on debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income.  TVA then reclassifies an amount out of other comprehensive income into earnings, offsetting the earnings gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income into earnings were a decrease to earnings of $7 million in 2011, a decrease to earnings of $17 million in 2010, and a decrease to earnings of $108 million in 2009.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, resulted in a net effect on earnings of zero for 2011, 2010, and 2009.  Due to the number of variables affecting the future gains/losses on these instruments, TVA is unable to reasonably estimate the amount to be reclassified from other comprehensive income to earnings in future years.

Unrealized Losses on Swap/Swaption Contracts

TVA uses regulatory accounting treatment to defer the unrealized mark-to-market gains and losses on certain swap and swaption contracts to reflect that the gain or loss is included in the ratemaking formula when these transactions actually settle.  The value of the swaps and swaption is still recorded on TVA’s balance sheet with realized gains or losses on these contracts recorded in TVA's statement of operations.  The deferred unrealized losses on the value of the swaps and swaption were $365 million for 2011 and $299 million for 2010, and are included as a Regulatory asset on TVA’s balance sheets.  See Note 7 — Unrealized Losses on Swaps and Swaption.

16.	Other Income (Expense), Net

Other income (expense), net is comprised of the following:

Other Income (Expense), Net For the years ended September 30
	2011	2010	2009
Interest income	$8	$6	$9
Gains (losses) on investments	1	3	(9)
External services	19	7	14
Claims settlement	—	—	4
Miscellaneous	2	8	7
Total other income (expense), net	$30	$24	$25

17.	Supplemental Cash Flow Information

Interest paid was $1.4 billion in each of 2011, 2010, and 2009.  These amounts differ from interest expense due to the timing of payments and interest capitalized of $126 million in 2011, $79 million in 2010, and $40 million in 2009 as a part of major capital expenditures.

Cash flows from futures contracts, forward contracts, option contracts, or swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

As a result of the TVA Board approving the completion of Bellefonte Unit 1, Preconstruction costs, previously recorded as cash flows from operating activities for the first three quarters of 2011, are now presented as Construction expenditures in cash flows from investing activities. See Note 7 — Regulatory Assets and Liabilities — Preconstruction Costs.

TVA  purchased the Magnolia Combined Cycle Plant ("Magnolia") for $436 million. Approximately $11 million of the purchase price will be held by TVA for 547 days after closing to secure the seller's indemnity obligations under the acquisition agreement.  The $11 million is recorded in Restricted cash and investments and Other long-term liabilities on the September 30, 2011 Balance Sheet and as a Change in restricted cash flow and investments and as Other cash provided by financing activities on the 2011 Statement of Cash Flow.

18.	Benefit Plans

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

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age.  A member’s account receives pay credits equal to six percent of his or her straight-time earnings.  The account also receives interest credits at a rate set at the beginning of each calendar year equal to the change in the Consumer Price Index ("CPI") plus three percent, with the provision that the rate may not be less than six percent or more than 10 percent.  The rates of the credits were six percent for calendar years 2011 and 2010.

Members of both the Original Benefit Structure and the Cash Balance Benefit Structure can also become eligible for a vested supplemental pension benefit based on age and years of service, which is designed to help retirees offset the cost of medical insurance.

The defined benefit pension plan is administered by a separate legal entity, TVARS, which is governed by its own board of directors (the “TVARS Board”).  Upon notification by the TVARS Board of a recommended contribution for the next fiscal year, TVA determines whether to make the recommended contribution or any contribution that may be required by the rules and regulations of TVARS.

Defined Contribution Plan. TVARS also administers a qualified defined contribution 401(k) plan to which TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of annual pay) for members participating in the Original Benefit Structure and of 75 cents on the dollar (up to 4.5 percent of annual pay) for members participating in the Cash Balance Benefit Structure. TVA made matching contributions of approximately $31 million to the plan during 2011, $27 million during 2010, and $24 million during 2009.

Supplemental Executive Retirement Plan. In 1995, TVA established its SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  TVA has historically funded the annual calculated expense.

Other Post-Retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees’ medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the vested supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount, reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan, described above.

Other Post-employment Benefits.  TVA employees injured in work-related incidents are covered by the workers’ compensation program for federal employees administered through the Department of Labor by the Office of Workers’ Compensation Programs in accordance with the provisions of the FECA.  FECA provides compensation benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and subsequent changes in the funded status as regulatory assets.

Cost Method. TVA uses the projected unit credit cost method to determine the service cost and the projected benefit obligation for retirement, termination, and ancillary benefits.  Under this method, a “projected accrued benefit” is calculated at the beginning of the year and at the end of the year for each benefit that may be payable in the future.  The “projected accrued benefit” is based on the plan’s accrual formula and upon service at the beginning or end of the year, but it uses final average compensation, social security benefits, and other relevant factors projected to the age at which the employee is assumed to leave active service.  The projected benefit obligation is the actuarial present value of the “projected accrued benefits” at the beginning of the year for employed participants and is the actuarial present value of all benefits for other participants.  The service cost is the actuarial present value of the difference between the “projected accrued benefits” at the beginning and end of the year.

Amortization of Net Gain or Loss.  TVA utilizes the corridor approach for gain/loss amortization.  Differences between actuarial assumptions and actual plan results are deferred and amortized into periodic cost only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

Asset Method.  TVA recognizes the impact of asset performance on pension expense over a three year phase-in period through a “market-related” value of assets calculation.  Since the “market-related” value of assets recognizes investment gains and losses over a three year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  The “market-related” value is used in calculating expected return on plan assets and net gain or loss for pension cost determination.

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2011 and 2010, were as follows:

Obligations and Funded Status For the year ended September 30
	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$10,394	$9,266	$658	$665
Service cost	120	99	13	12
Interest cost	502	513	32	37
Plan participants’ contributions	30	29	78	81
Amendments	—	3	—	(90)
Actuarial loss	803	1,077	135	69
Net transfers from variable fund/401(k) plan	8	3	—	—
Expenses paid	(5)	(5)	—	—
Benefits paid	(597)	(591)	(116)	(116)
Benefit obligation at end of year	11,255	10,394	800	658

Change in plan assets
Fair value of net plan assets at beginning of year	6,792	6,643	—	—
Actual return on plan assets	44	707	—	—
Plan participants’ contributions	30	29	78	81
Net transfers from variable fund/401(k) plan	8	3	—	—
Employer contributions	274	6	38	35
Expenses paid	(5)	(5)	—	—
Benefits paid	(597)	(591)	(116)	(116)
Fair value of net plan assets at end of year	6,546	6,792	—	—

Funded status	$(4,709)	$(3,602)	$(800)	$(658)

The pension actuarial loss above for 2011 primarily reflects the impact of the reduction in the discount rate from 5.00 percent to 4.50 percent, which increased the liability by approximately $591 million.  The pension actuarial loss for 2010 primarily reflects the impact of the reduction in the discount rate from 5.75 percent to 5.00 percent, which increased the liability by approximately $807 million.

The other post-retirement actuarial loss for 2011 primarily reflects the impact of the reduction in the discount rate from 5.00 percent to 4.50 percent, which increased the post-retirement liability by approximately $47 million. The other post-retirement actuarial loss for 2010 reflects the impact of the reduction in the discount rate from 5.75 percent to 5.00 percent, which increased the liability by $66 million. This increase was offset by a change in plan provisions which decreased the liability by $90 million.

The following changes were made to the cost of living adjustment ("COLA") provisions for the four years beginning January 1, 2010:

•For CY 2010, the COLA was zero.
•For CY 2011, the COLA will be the change in the CPI, capped at three percent.
•For CY 2012, the COLA will be zero.
•For CY 2013, the COLA will be the change in the CPI, capped at 2.5 percent.

At the end of the four year period, the COLA benefit of CPI, capped at five percent, will be restored.  Further, the eligibility for the COLA changed to age 60 for employees who retire on or after January 1, 2010.  Finally, the interest crediting rate for fixed fund balances and future contributions was reduced to six percent effective January 1, 2010.

No similarly significant pension plan amendments were enacted during 2010 or 2011.

Amounts recognized in the balance sheets consist of regulatory assets that have not been recognized as components of periodic benefit cost at September 30, 2011 and 2010, and the funded status of TVA’s benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized in the Balance Sheet At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Regulatory assets	$5,433	$4,456	$374	$255
Accounts payable and accrued liabilities	(6)	(4)	(39)	(35)
Post-retirement and post-employment benefit obligations	(4,703)	(3,598)	(761)	(623)

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consisted of:

Postretirement Benefit Costs Deferred as Regulatory Assets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Unrecognized prior service cost (credit)	$(255)	$(279)	$(58)	$(64)
Unrecognized net loss	5,688	4,724	432	319
Amount deferred due to actions of regulator	—	11	—	—
Total regulatory assets	$5,433	$4,456	$374	$255

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets at September 30, 2011, and 2010, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2011	2010
Projected benefit obligation	$11,255	$10,394
Accumulated benefit obligation	10,943	10,085
Fair value of net plan assets	6,546	6,792

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30 were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30
	Pension Benefits			Other Post-Retirement Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$120	$99	$84	$13	$12	$7
Interest cost	502	513	581	32	37	36
Expected return on plan assets	(488)	(548)	(543)	—	—	—
Amortization of prior service cost (credit)	(23)	(24)	37	(6)	6	5
Recognized net actuarial loss	282	181	14	22	17	7
Net periodic benefit cost as actuarially determined	393	221	173	61	72	55
Amount charged (capitalized) due to actions of regulator	11	71	(82)	—	—	—
Total net periodic benefit cost recognized	$404	$292	$91	$61	$72	$55

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2012 At September 30, 2011
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service cost (credit)	$(23)	$(6)	$(29)
Net actuarial loss	361	29	390

Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2011	2010	2011	2010
Assumptions utilized to determine benefit obligations at September 30
Discount rate	4.50%	5.00%	4.50%	5.00%
Expected return on plan assets	7.25%	7.50%	N/A	N/A
Rate of compensation increase	4.43%	4.41%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2017	2016

Assumptions utilized to determine net periodic benefit cost for the years ended September 30
Discount rate	5.00%	5.75%	5.00%	5.75%
Expected return on plan assets	7.50%	7.75%	N/A	N/A
Rate of compensation increase	4.41%	4.40%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2016	2015

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. Additionally, TVA looks at published pension spot yield curves and applies expected cash flows to these curves to approximate the rate expected to settle the projected benefit payments.  Based on recent market trends in all these data points, TVA decreased its discount rate used to determine benefit obligations from 5.00 percent at the end of 2010 to 4.50 percent at the end of 2011.  TVA had decreased its discount rate from 5.75 percent at the end of 2009 to 5.00 percent at the end of 2010.

Rate of Return.  In determining its expected long-term rate of return on pension plan assets, TVA reviews past long-term performance, asset allocations, and long-term inflation assumptions.  The expected rates of return used to develop net pension cost were 7.50 percent and 7.75 percent during 2011 and 2010, respectively, and were determined at the beginning of each year.  TVA adjusted the expected rate for 2012 based on revisions to future expected returns as provided by third party professional investment consultants.  At October 1, 2011, the expected rate of return was 7.25 percent.  The actual rate of return for the year ended September 30, 2011, was a gain of 0.67 percent.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual company experience study performed during the most recent six years for retirees as well as other plan participants.  TVA obtained an updated study in 2008 and determined that future compensation would increase at rates between 3.30 percent and 10.10 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increase used to determine benefit obligations for 2011 and 2010 was 4.43 percent and 4.41 percent, respectively.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed which included retirees as well as other plan participants.  TVA obtained an updated study in 2008 and, accordingly, adjusted the mortality rates from the 1983 Group Annuity Mortality Tables to the RP-2000 Mortality Tables.  During 2010, company experience was reexamined and it was determined that TVA’s mortality experience has continued to improve.  As a result, TVA adjusted the mortality rates to RP-2000 Combined Healthy Mortality table projected to 2013 using scale AA at September 30, 2010. There were no changes to the mortality assumptions in 2011.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  The assumed health care trend rate used for 2011 and 2010 was 8.0 percent.  The 2011 health care cost trend rate of 8.0 percent used to determine benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.0 percent annual increase in health care costs in the years beginning October 1, 2017, and beyond.

Cost of Living Adjustment.  The qualified defined benefit pension plan includes a COLA that is generally indexed against the CPI, subject to a floor and ceiling.  The CPI fell during 2009, and market-based measures of inflation expectations at the end of 2009 projected slow growth in the CPI through 2015.  Additionally, the COLA was temporarily reduced for a four-year period beginning January 1, 2010 for current retirees, and the eligibility for the COLA was changed to age 60 for employees retiring on or after January 1, 2010.  The COLA assumption has been 2.5 percent since 2009. Due to stabilizing long-term expectations, TVA determined the COLA assumption should be held at 2.5 percent at September 30, 2011.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2011
Actuarial Assumption	Change in Assumption	Impact on 2012 Pension Cost	Impact on 2012 Projected Benefit Obligation

Discount rate	(0.25)%	$18	$332
Rate of return on plan assets	(0.25)%	15	N/A

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2011
	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	$(6)
Effect on end-of-year accumulated post-retirement benefit obligation	293	(132)
Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan, which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets.  The plan assets are primarily stocks and bonds.  In September 2011, the TVARS Board approved a long-term investment plan with the goal of reaching a fully funded and "de-risked" status. The investment plan is referred to as an asset allocation policy and contains a "dynamic de-risking" strategy that calls for investments to be shifted into assets that better match the liability, such as long duration fixed income securities, over time as funding targets are met. The new policy targets an initial allocation of 50 percent equity securities, 38 percent fixed income securities, and 12 percent alternative investments. The TVARS asset allocation policy includes permissible deviations from these target allocations.  The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy.  At September 30, 2011 and 2010, the asset holdings of the system included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2011	2010
U.S. equity securities	22.50%	20.37%	22.46%
Non-U.S. equity securities	22.50%	19.54%	23.30%
Private equity holdings or similar alternative investments	10.00%	10.94%	9.98%
Private real estate holdings	5.00%	4.26%	1.93%
Fixed income securities	31.00%	34.43%	32.87%
High yield securities	9.00%	9.53%	8.66%
Cash and equivalents	—%	0.93%	0.80%

Total	100.00%	100.00%	100.00%

Fair Value Measurements

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2011:

TVA Retirement System At September 30, 2011
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,045	$1,045	$—	$—

Preferred securities	20	15	—	5

Debt securities
Corporate debt securities	1,276	—	1,275	1
Residential mortgage-backed securities	455	—	450	5
Debt securities issued by U.S. Treasury and other U.S. government agencies	454	450	4	—
Debt securities issued by foreign governments	35	—	35	—
Asset-backed securities	102	—	93	9
Debt securities issued by state/local governments	40	—	33	7
Commercial mortgage-backed securities	18	—	18	—

Commingled Funds
Equity	924	—	924	—
Debt	779	—	779	—
Blended	300	—	300	—
Institutional mutual funds	51	51	—	—
Cash equivalents	599	1	598	—
Private equity funds	481	—	—	481
Private real estate funds	326	—	21	305
Treasury bills, U.S. Government notes and securities held as futures and other derivative collateral	57	28	29	—
Securities lending commingled funds	3	—	3	—

Derivatives
Foreign currency forward receivable	599	—	599	—
Interest rate swaps	4	—	4	—
Purchased options	1	—	1	—

Total Assets	$7,569	$1,590	$5,166	$813
Liabilities
Derivatives
Foreign currency forward payable	$601	$—	$601	$—
Futures	17	17	—	—
Credit default swaps	5	—	5	—
Written option obligations	3	—	3	—

Total Liabilities	$626	$17	$609	$—
Notes
(1) Excludes approximately $394 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $3 million payable for collateral on loaned securities in connection with TVARS’s participation in securities lending programs.

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2010:

TVA Retirement System At September 30, 2010
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$706	$706	$—	$—

Debt securities
Corporate debt securities	1,180	—	1,180	—
Residential mortgage-backed securities	430	—	430	—
Debt securities issued by U.S. Treasury and other U.S. government agencies	430	426	4	—
Debt securities issued by foreign governments	177	—	177	—
Asset-backed securities	100	—	100	—
Debt securities issued by state/local governments	20	—	20	—
Commercial mortgage-backed securities	4	—	4	—

Commingled Funds
Equity	1,733	—	1,733	—
Debt	766	—	766	—
Blended	318	—	318	—
Cash equivalents	410	3	407	—
Private equity funds	492	—	—	492
Private real estate funds	180	—	22	158
Treasury bills, U.S. Government notes and securities held as futures and other derivative collateral	46	29	17	—
Securities lending commingled funds	7	—	7	—

Derivatives
Foreign currency forward receivable	737	—	737	—
Futures	19	19	—	—
Purchased options	1	—	1	—

Total Assets	$7,756	$1,183	$5,923	$650
Liabilities
Derivatives
Foreign currency forward payable	$742	$—	$742	$—
Interest rate swaps	2	—	2	—
Credit default swaps	1	—	1	—
Written option obligations	3	1	2	—

Total Liabilities	$748	$1	$747	$—
Notes
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

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs For the year ended September 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at October 1, 2009	$458
Net realized/unrealized depreciation	75
Purchases, sales, issuances, and settlements (net)	117

Balance at September 30, 2010	650
Net realized/unrealized depreciation	30
Purchases, sales, issuances, and settlements (net)	118
Transfers in and/or out of Level 3	15

Balance at September 30, 2011	$813

Vendor-provided prices for the pension plan's investments are subjected to automated tolerance checks by the trustee to identify and avoid, where possible, the use of inaccurate prices. Any questionable prices identified are reported to the vendor which provided the price. If the prices are validated, the primary pricing source is used. If not, a secondary source price that has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price. For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level. For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared. Tolerance thresholds are established by asset class. Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Equities. Investment securities, including common stock and mutual funds, listed on either a national or foreign securities exchange or traded in the over-the-counter market are generally valued each business day at the official closing price (typically the last reported sale price) on the exchange on which the security is primarily traded. If there are no current day sales, the securities are valued at their last quoted bid price. Equities priced by an exchange in an active market are classified as Level 1.

Preferred Securities. Preferred securities are valued at their quoted market price (Level 1 inputs), or in such instances where quoted market prices are unavailable, the fair value is estimated based on yields currently available on comparable securities of issues with similar credit ratings (Level 2 inputs). Certain preferred securities that are priced using unobservable inputs have been classified as Level 3.

Corporate Debt Securities. Corporate bonds are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models developed by sources considered by TVA to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). Certain corporate debt securities priced using unobservable inputs have been classified as Level 3.

Residential Mortgage-Backed Securities. Residential mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and U.S. pass-through securities pools related to government-sponsored enterprises ("GSE"). CMO pricing is typically based on either a volatility-driven, multidimensional single cash flow stream model or an option-adjusted spread model. These models incorporate available market data such as trade information, dealer quotes, market color, spreads, bids and offers. Pricing for GSE securities, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association, is typically based on quotes from the To Be Announced ("TBA") market, which is highly liquid with multiple electronic platforms that facilitate the execution of trading between investors and broker/dealers. Prices from the TBA market are then compared against other live data feeds as well as input obtained directly from the dealer community. A tolerance check, adjusted dynamically in response to market conditions, is applied to check for consistency across the trading platforms and dealer quotes. If discrepancies are identified, the data is reviewed to resolve the differences and determine an appropriate evaluation. Residential mortgage-backed securities are considered to be priced using Level 2 inputs because of the nature of their market-data-based pricing models with the exception of certain securities priced using unobservable inputs, which are classified as Level 3.

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

Debt Securities Issued by Foreign Governments. These include foreign government bonds and foreign government inflation linked securities. They are typically priced based on proprietary discounted cash flow models, incorporating option-adjusted spread features as appropriate. Debt securities issued by foreign governments are classified as Level 2 because of the nature of their market-data-based pricing models.

Asset-Backed Securities. Asset-backed securities are typically priced based on a single cash-flow stream model, which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, asset-backed securities are classified as Level 2 with the exception of certain securities priced using unobservable inputs, which are classified as Level 3.

Debt Securities Issued by State and Local Governments. Debt securities issued by state and local governments are typically priced using market-data-based pricing models, and are therefore classified as Level 2. These pricing models incorporate market data such as quotes, trading levels, spread relationships, and yield curves, as applicable. Certain debt securities issued by state and local governments priced using unobservable inputs have been classified as Level 3.

Commercial Mortgage-Backed Securities. Commercial mortgage-backed securities are typically priced based on a single cash flow stream model which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, commercial mortgage-backed securities are classified as Level 2.

Private Equity Funds. Private equity limited partnerships and other similar alternative investments are reported at fair value, which is derived by independent appraisals or investment management judgment. The inputs used by the general partners in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments or comparable issues, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows. These investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized by the partnership.

The private equity managers recognize realized gains or losses when they receive income or dispose of an investment. The net realized capital gains or losses, which include management fees and fund expenses, are allocated to the partners in proportion to their commitments. The private equity values are prepared by the fund managers and classified as Level 3.

The private equity limited partnerships typically make longer-term investments in private companies and seek to obtain financial returns through long-term appreciation based on corporate stewardship, improved operating processes, and financial restructuring, which may involve a merger or acquisition. Significant investment strategies include: venture capital; buyout; mezzanine/subordinate debt; restructuring or distressed debt; and special situations. Venture capital partnerships consist of two main groupings. Early-stage venture capital partnerships invest in businesses still in the conceptual stage where products may not be fully developed and where revenues and/or profits may be several years away. Later-stage venture capital partnerships invest in more mature companies in need of growth or expansion capital. Buyout partnerships provide the equity capital for acquisition transactions either from a private seller or the public, which may represent the purchase of the entire company or a refinancing or recapitalization transaction where equity is invested. Mezzanine/subordinated debt partnerships provide the intermediate capital between equity and senior debt in a buyout or refinancing transaction and typically own a security in the company which carries current interest payments as well as a potential equity interest in the company. Restructuring/distressed debt partnerships purchase opportunities generated by overleveraged or poorly managed companies. Special situations partnerships include organizations with a specific industry focus not covered by the other private equity subclasses or unique opportunities which fall outside the regular subclasses.

Private Real Estate Funds. The pension plan invests in commingled funds that invest in a wide variety of real estate opportunities and timberland investments. The valuation methodologies for these investments are as follows:

The pension plan is invested in a limited partnership formed for the purpose of providing investors with enhanced risk-adjusted total returns through long-biased opportunistic investments principally in mortgage and/or real estate-related fixed income instruments and related securities. This fund is invested primarily in mortgage-backed securities and asset-backed securities. Due to the market-data-based nature of the pricing models used for these types of securities, as described above, they are classified as Level 2.

The pension plan is invested in a private real estate investment trust formed to make direct or indirect investments i commercial timberland properties. Pricing for these types of investments is based on comprehensive appraisals that are conducted shortly after initial purchase of properties and at three-year intervals thereafter. All appraisals are conducted by third-party timberland appraisal firms. Appraisals are based on either a sales comparison analysis or a discounted cash flow analysis. Due to the inherent uncertainty of the valuation methodology, these investments are classified as Level 3.

The pension plan is invested in certain private real estate commingled funds that consist primarily of real estate investments, either directly owned or through partnership interests, and mortgage and other loans on income-producing real estate. Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The appraisals are based on one or a combination of three methodologies: cost of reproduction analysis, discounted cash flow analysis, and sales comparison analysis. In general, the input values used in the appraisal process are unobservable; therefore, these funds are classified as Level 3.

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

Options traded over the counter and not in exchanges are priced by third-party vendors and are classified as Level 2. These include both written and purchased options on interest rate swaps.

Swaps. The pension plan enters into various types of swaps. Credit default swaps are priced at market using models that consider cash flows, credit curves, recovery rates, and other factors. The pricing is performed by third party vendors. Interest rate swap contracts are priced at market using forward rates derived from the swap curve, and the pricing is also performed by third-party vendors. Other swaps such as currency swaps and total return swaps are priced by third-party vendors using market inputs such as spot rates and yield curves. All swaps are classified as Level 2.

Foreign Currency Forwards. The pension plan enters into foreign currency forwards. All commitments are marked to market daily at the applicable translation rates, and any resulting unrealized gains or losses are recorded. Foreign currency forwards are priced by third-party vendors and are classified as Level 2.

Commingled Funds. The pension plan invests in commingled funds which include collective trusts, unit investment trusts, and similar investment funds that predominantly hold debt and/or equity securities as underlying assets. The pension plan's ownership consists of a pro rata share and not a direct ownership of an underlying investment. These commingled funds are valued at their closing net asset values (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchase and sale transactions, occurring as of or close to the financial statement date (Level 2 inputs).

The pension plan is invested in equity commingled funds which can be categorized as either passively-managed index funds or actively-managed funds. The equity index funds seek to track the performance of a particular index by replicating its capitalization and characteristics. Passive fund benchmark indices include the Russell 1000 index, the S&P 500 index, and the Morgan Stanley Capital International All Country World Index ex-U.S. The actively-managed equity funds seek to outperform certain equity benchmarks through a combination of fundamental and technical analysis. Active funds select portfolio positions based upon their research.

The pension plan is invested in debt commingled funds which can be categorized as either passively-managed index funds or actively-managed funds. The pension plan's debt index fund invests in a diversified portfolio of fixed income securities and derivatives of varying maturities to replicate the characteristics of the Barclays Capital US Aggregate Bond index. The fund seeks to track the total return of the Barclays Capital US Aggregate Bond index. The actively-managed debt funds seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. The objective is to achieve a positive relative total return through active credit selection.

The pension plan is invested in commingled funds which invest across multiple asset classes that can be categorized as blended. These funds seek to outperform a passive benchmark through active security selection. The funds invest in securities across equity, fixed income, currency, and commodities. The portfolios employ fundamental, quantitative, and technical analysis.

Institutional Mutual Funds. Participation units of institutional mutual funds are stated at their quoted redemption values as reported by the investment managers based on their net asset values, which reflect the fair values of the underlying investments. These funds are traded at published net asset values in an active market (Level 1 inputs).

Cash Collateral Held under Securities Lending Arrangements. Fair value has been determined to approximate the deposit account balances held in cash collateral pools (Level 2 inputs).

Cash Equivalents and Other Short-Term Investments. Cash equivalents and other short-term investments are highly liquid securities with a maturity of less than three months and 12 months, respectively. These consist primarily of U.S. Treasury securities, residential mortgage-backed securities, commercial paper, corporate bonds, asset-backed securities, and certificates of deposit. U.S. Treasury securities are priced based on Level 1 inputs as described above. The other types of cash equivalent securities and other short-term investments, as described above, are priced using models that incorporate market-based inputs and are therefore classified as Level 2.

The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while TVA believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2011
	Pension Benefits	Other Post-Retirement Benefits
2012	$717	$40
2013	707	41
2014	708	43
2015	713	44
2016	716	46
2017 - 2021	3,609	235

Contributions.  In 2011, TVA made contributions of $270 million to the defined benefit pension plan, $4 million to the SERP, and $38 million to the other post-retirement benefit plans. In addition, TVA expects to contribute $6 million to the SERP and $40 million to the other post-retirement benefit plans in 2012. The TVA Board has authorized the Chief Executive Officer to approve TVA making a discretionary contribution of up to $300 million to the defined benefit pension plan for 2012 subject to a review by the Finance, Rates and Portfolio Committee of the TVA Board. At this time, management has not determined whether the contribution will be made.

Other Post-Employment Benefits

Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of the year.  TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA’s future estimated post-employment claims payments.  The use of a 1.92 percent discount rate resulted in the recognition of approximately $81 million in expenses in 2011 and an unpaid benefit obligation of about $596 million at September 30, 2011.  The current portion of the obligation is $53 million and is recorded in Accounts payable and accrued liabilities.  The long-term portion of $543 million is recorded in Post-retirement and post-employment benefit obligations.  TVA utilized discount rates of 2.53 percent and 3.31 percent in 2010 and 2009, respectively.  The use of these discount rates resulted in expense and unpaid benefit obligations of $141 million and $570 million, respectively, for 2010 and expense and unpaid benefit obligations of $47 million and $484 million, respectively, for 2009.

The decrease in the 2011 discount rate increased the expense for 2011, but the overall expense decreased for 2011 in comparison to 2010. In 2010, TVA made changes in the actuarial methods and assumptions for the September 30, 2010 actuarial valuation for other post-employment benefits.  These changes stemmed from review of and recognition of developing trends in TVA’s post-employment claims experience.  The result of the changes and the decrease in the discount rate increased both the expense and unpaid benefit obligation for 2010.

19.	Asset Additions and Dispositions

New Generation

Nuclear.  On August 18, 2011, the TVA Board approved the completion of Bellefonte Unit 1.  The project is scheduled to be completed by 2020 for anticipated additional costs of $4.9 billion exclusive of AFUDC and the cost of the initial fuel load. Further action by the NRC and reviews by TVA are required before construction activities can resume. In addition, the TVA Board directed that construction activities not be resumed at Bellefonte Unit 1 until the initial loading of fuel at Watts Bar Unit 2 has been accomplished.  See Note 20 — Legal Proceedings — Case Regarding Bellefonte Nuclear Plant Units 1 and 2.

Combined Cycle.  TVA is in the process of completing the John Sevier Combined Cycle Facility in northeastern Tennessee. TVA expects to complete this combined cycle facility by mid-CY 2012. The completed facility is expected to add approximately 880 MW of summer net capability to the TVA system at a cost of approximately $820 million.

On August 31, 2011, TVA purchased Magnolia for $436 million.  As a result of the purchase price allocation performed in accordance with ASC 805 — Business Combinations, $424 million was allocated to Completed plant and $12 million was allocated to Inventories, net. Approximately $11 million of the purchase price will be held by TVA to secure the seller's indemnity obligations under the acquisition agreement.  This amount is recorded in Restricted cash and investments and Other long-term liabilities and is to be paid to the seller on the 547th day after closing assuming the related obligations have been met.  TVA expects the full amount to be paid at that time.

TVA expensed transaction costs related to the acquisition as incurred.  Supplemental pro forma data has not been supplied as the acquisition was not significant.

Buildings

On January 3, 2011, TVA purchased the portion of TVA’s Chattanooga Office Complex in Chattanooga, Tennessee, leased from Chattanooga Valley Associates (with the exception of Monteagle Place, which includes approximately 131,979 square feet) upon the expiration of the existing lease term for that portion on January 1, 2011.  The purchase price was $22 million.  On May 18, 2009, TVA finalized an agreement to purchase the Monteagle Place portion of the Chattanooga Office Complex upon the expiration of the existing lease term on October 1, 2012.  The purchase price for Monteagle Place is $8 million.  TVA paid $2 million on October 1, 2009, $2 million on October 1, 2010, $2 million on October 1, 2011, and will pay an additional $2 million on October 1, 2012, to satisfy its purchase price commitment.  As a result of these transactions, the capital lease liability and the property, plant, and equipment account for capital leases were adjusted in accordance with the applicable accounting guidance related to leased assets purchased by a lessee during the term of a lease.

20.	Commitments and Contingencies

Commitments

At September 30, 2011, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the year ending September 30
	2012	2013	2014	2015	2016	Thereafter	Total
Debt(1)	$2,019	$2,308	$32	$1,032	$32	$19,236	$24,659
Lease obligations
Capital	6	—	—	—	—	3	9
Non-cancelable operating	74	59	34	24	24	147	362
Purchase obligations
Power	223	158	158	161	168	4,212	5,080
Fuel	1,856	1,502	1,252	1,205	760	1,942	8,517
Other	109	73	62	58	57	574	933
Payments on other financings	138	488	100	104	104	609	1,543

Total	$4,425	$4,588	$1,638	$2,584	$1,145	$26,723	$41,103
Note (1) Does not include noncash items of foreign currency exchange loss of $7 million and net discount on sale of Bonds of $235 million.

In addition to the cash requirements, above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations and Discounts on Sales.

Energy Prepayment Obligations
	2012	2013	2014	2015	2016	Thereafter	Total
Energy Prepayment Obligations	$105	$102	$100	$100	$100	$210	$717

Debt. At September 30, 2011, TVA had outstanding discount notes of $482 million and long-term debt (including current maturities) at varying maturities and interest rates of $23.9 billion for total outstanding indebtedness of $24.4 billion. See Note 11.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 80 years.  Of the total obligations for TVA’s capital leases, $2 million represents the cost of financing.  TVA’s rental expense for operating leases was $77 million in 2011, $57 million in 2010, and $62 million in 2009.

Power Purchase Obligations.  TVA has contracted with various independent power producers and power distributor customers for additional capability to be made available to TVA.  In total, these agreements provide 2,442 MW of summer net capability.  The remaining terms of the agreements range from three months to 20 years.  The total financial commitment for these non-renewable power supply contracts is approximately $5.1 billion.  TVA spent $713 million, $504 million, and $370 million under power purchase agreements during 2011, 2010, and 2009, respectively.  Costs under TVA’s power purchase agreements are included in the Statements of Operations for 2011, 2010, and 2009 as purchased power expense and are expensed as incurred.

Under federal law, TVA is obligated to purchase power from qualifying facilities, cogenerators, and small power producers.  At September 30, 2011, there was a combined qualifying capacity of 914 MW, from five different suppliers, from which TVA purchased power under this law.  TVA’s obligations to purchase power from these qualifying facilities are not included in the Commitments and Contingencies table.

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

Fuel Purchase Obligations.  TVA has approximately $4.9 billion in long-term fuel purchase commitments ranging in terms of up to 11 years primarily for the purchase and transportation of coal.  TVA also has approximately $3.6 billion of long-term commitments ranging in terms of up to 19 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations.  Other obligations of $933 million consist of contracts as of September 30, 2011, for goods and services primarily related to capital projects as well as other major recurring operating costs.

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States.  For the first layer, all the NRC nuclear plant licensees, including TVA, purchase $375 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $118 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $18 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $705 million per nuclear incident, but it would have to pay no more than $105 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $375 million, over $12 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited (“NEIL”), may require the payment of retrospective premiums up to a maximum of approximately $73 million.

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination.  At September 30, 2011, the present value under GAAP of the estimated future decommissioning cost of $2.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  The balance at September 30, 2011, was less than the present value of the estimated future nuclear decommissioning costs under the NRC methodology and under GAAP.  TVA monitors the monetary value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 7 — Nuclear Decommissioning Costs and Note 10.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost was $1.0 billion at September 30, 2011.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 7 — Non-Nuclear Decommissioning Costs and Note 10.

Environmental Matters. TVA’s power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA’s activities include air quality control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent.  Regulations are also expected to apply to new emissions and sources, with a particular emphasis on climate change, renewable generation, and energy efficiency.

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially apply to new emissions and sources.  Litigation over emissions from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From 1977 to 2011, TVA spent approximately $5.4 billion to reduce emissions from its power plants, including $34 million, $58 million, and $172 million in 2011, 2010, and 2009, respectively.  TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $3.4 billion from 2012 to 2018.   There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA is aware of alleged hazardous-substance releases at eight non-TVA areas for which it may have some liability.  There is little or no known evidence that TVA contributed any significant quantity of hazardous substances to six of the non-TVA areas.  There is evidence that TVA sent some materials to the remaining two non-TVA sites: the David Witherspoon site in Knoxville, Tennessee, and the Ward Transformer site in Raleigh, North Carolina.

David Witherspoon Site.  The David Witherspoon site in Knoxville, Tennessee, was contaminated with radionuclides, polychlorinated biphenyls (“PCBs”), and metals.  The DOE admitted to being the main contributor of materials to the site and cleaned the site up at a reported cost of about $35 million.  The DOE asked TVA to “cooperate” in completing the cleanup, but TVA believes it sent only a relatively small amount of equipment and that none of it was radioactive.  TVA therefore believes its liability for these cleanup costs is limited.

Ward Transformer Site.  The Ward Transformer site in Raleigh, North Carolina, is contaminated by PCBs from electrical equipment.  There is documentation showing that TVA sent a limited amount of electrical equipment containing PCBs to the site in 1974.  A working group of potentially responsible parties (the “PRP Work Group”) is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into four areas: two phases of soil cleanup; cleanup of off-site contamination in the downstream drainage basin; and supplemental groundwater remediation.  The cost estimate for the first phase of soil cleanup is approximately $55 million.  The cost estimate for the second phase of soil cleanup is $10 million.  Estimates for cleanup of off-site contamination in the downstream drainage basin range from $6 million to $25 million.  There are no reliable estimates for the supplemental groundwater remediation phase.  On April 30, 2009, the PRP Work Group filed an amended complaint in federal court against potentially responsible parties who had not yet settled, including TVA, regarding the two phases of soil cleanup.  TVA settled this lawsuit and its potential liability for the two phases of soil cleanup for $300 thousand and has been dismissed as a party.  Although the settlement with respect to the first two phases does not prohibit TVA from having liability in connection with the other two phases or any natural resource damages, the U.S. Department of Justice is attempting to negotiate a government-wide settlement of the liability of all federal agencies (including TVA) for cleanup of offsite contamination in the downstream drainage basin and the investigative portion of the supplemental groundwater remediation.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At September 30, 2011, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) is approximately $22 million on a non-discounted basis and was included in Other liabilities on the balance sheet.

Legal Proceedings

From time to time, TVA is a party to lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA’s activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $391 million of potential losses with respect to Legal Proceedings through September 30, 2011.  Of this amount, $346 million is included in Other long-term liabilities, $35 million is included in Accounts payable and accrued liabilities, and $10 million is included in regulatory assets.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA’s results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. On April 14, 2011, TVA entered into two agreements.  The first agreement is a Federal Facilities Compliance Agreement with the EPA .  The second agreement is with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation.  The two agreements (collectively, the "Environmental Agreements”) are substantially the same and are parts of a collective undertaking and are described below.

Under the Environmental Agreements:

•
Most existing and possible claims against TVA based on alleged NSR and associated violations are waived and cannot be brought against TVA.  Some possible claims for sulfuric acid mist and GHG emissions can still be brought against TVA.  Additionally, the agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

•	The EPA generally will not enforce NSR requirements for new plant maintenance, repair, and component replacement projects against TVA until 2019.  Possible claims for NSR violations involving increases in GHG and sulfuric acid mist from projects can still be pursued in the future.  Claims for increases in particulates also can be pursued except at TVA’s Allen Fossil Plant ("Allen"), Bull Run Fossil Plant (“Bull Run”), Kingston, and Gallatin Fossil Plant ("Gallatin") and Unit 5 at TVA’s Colbert Fossil Plant ("Colbert").

•
TVA commits to retiring on a phased schedule two units at John Sevier, the six small units at Widows Creek Fossil Plant, and 10 units at Johnsonville.  This is a total of approximately 2,700 MW (nameplate capacity) or 2,200 MW (summer net dependable capability).  The majority of these retirement costs have been previously included in the ARO liability.  Further, the depreciation expense related to these facilities was changed beginning in April 2011 in order to depreciate the assets over their remaining useful lives.

•
Of the remaining 5,600 MW (nameplate capacity) or 4,500 MW (summer net dependable capability) coal-fired fleet capacity that is not already fully equipped with advanced SO2 or NOx controls, TVA must decide whether to control, convert, or retire 4,300 MW (nameplate capacity) or 3,500 MW (summer net dependable capability) on a unit by unit schedule which can extend until 2019.

•	Annual, declining emission caps are set for SO2 and NOx.

•	TVA, with EPA approval, will invest $290 million in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects by approximately June 2016.

•
TVA will provide Alabama, Kentucky, North Carolina, and Tennessee a total of $60 million in annual installments from 2011 through 2016 to fund environmental projects, giving a preference for projects in the Tennessee River watershed or service area, $4 million of which was paid in 2011.

•	The civil penalties of $10 million were paid in July 2011 and expensed during the year ended September 30, 2011. The civil penalty was divided among the EPA, Alabama, Kentucky, and Tennessee.

Failure to comply with the terms of the Environmental Agreements would subject TVA to penalties stipulated in these agreements. TVA is taking actions necessary to comply with the Environmental Agreements.

The liabilities related to the Environmental Agreements detailed above are included in Other long-term liabilities on the September 30, 2011 Balance Sheet.  In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record the amounts detailed above as regulatory assets, and they are included as such on the September 30, 2011 Balance Sheet and will be recovered in rates in future periods.

The agreement with the EPA became effective on June 13, 2011.  The United States District Court for the Eastern District of Tennessee (“Eastern District of Tennessee”) entered the second agreement on June 30, 2011.  In connection with the Environmental Agreements, the following legal and administrative clean air proceedings discussed below are expected to be narrowed in scope:

•	The Proceeding Involving the John Sevier CAA Permit, and

•	The Proceeding Involving the Shawnee Fossil Plant (“Shawnee”) CAA Permit.

Additionally, the following legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements:

•	The Case Involving Alleged Violations of New Source Review Regulations at Bull Run,

•	The Case Brought by North Carolina Alleging Public Nuisance, and

•	The Proceeding Involving the Paradise Fossil Plant (“Paradise”) CAA Permit.

Legal Proceedings Related to the Kingston Ash Spill.  Sixty lawsuits based on the Kingston ash spill have been filed in the Eastern District of Tennessee.  Fifteen of these actions have been dismissed.  The lawsuits, filed by residents, businesses, and property owners in the Kingston area, allege various causes of action in tort – including nuisance, strict liability, personal injury, and property damage – as well as inverse condemnation, and generally seek unspecified compensatory and punitive damages, court orders to clean up the plaintiffs’ properties and surrounding properties, and other relief.  Three of the four actions seeking class certification have been voluntarily consolidated in Chesney and the fourth action seeking class certification, Mays, has been voluntarily dismissed.  The court has denied the request for class certification.  TVA is the sole defendant in all actions, since the two non-TVA defendants in Chesney have been dismissed.  On March 26, 2010, the court issued a decision finding (1) the discretionary function doctrine is applicable to TVA’s ash pond design decisions and its spill response activities, (2) plaintiffs cannot recover punitive damages against TVA, and (3) plaintiffs have no right to a jury trial against TVA.  The court denied TVA’s motions with regard to plaintiffs’ tort claims concerning TVA's maintenance and upkeep of the ash pond, along with the inverse condemnation claims raised by certain plaintiffs.

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

On April 19, 2011, plaintiffs in one of the lawsuits requested permission from the court to file an amended complaint which asserts only claims based on alleged property damage, including nuisance and trespass.  The court allowed the amended complaint, and the case with regard to these plaintiffs will proceed on the property damage claims and not on any personal injury or related claims, including requests for medical monitoring.

On August 2, 2011, the court granted summary judgment in favor of TVA on plaintiffs’ personal injury, emotional distress, and inverse condemnation claims.  The court denied summary judgment on the trespass, nuisance, and property injury claims.

Trial on the issue of causation took place in the seven earliest filed cases from September 15 to October 12, 2011. A decision is expected sometime in the spring or summer of 2012. The court held a proceeding involving 38 of the remaining cases on November 1, 2011. In this proceeding, the court entered a stipulation that the evidence introduced in the previous trial on the causation issue would provide the evidence to be used in making a decision in these 38 cases.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups.  In addition, TVA has received substantial other claims from individuals and companies allegedly affected by the ash spill and may receive additional claims or be subject to additional lawsuits.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  On June 14, 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $8 million and may also be credited up to $2 million for performing environmental projects approved by TDEC.  The remaining obligation will be paid in installments through July 2012.  On January 24, 2011, TVA entered into a memorandum of agreement with the TDEC and the Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established.  TVA is also required to reimburse TDEC and the Fish and Wildlife Service for their costs.

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

TVA appealed the decision to the United States Court of Appeals for the Fourth Circuit (“Fourth Circuit”), which on July 26, 2010, reversed the holding of the district court and directed the district court to dismiss the action against TVA.  In its decision, the Fourth Circuit held that (1) state laws, including nuisance laws, could not be used to bypass the regulatory structure established by Congress and the EPA for controlling emissions; (2) the district court improperly applied North Carolina law to power plants located in Alabama and Tennessee; and (3) the plant operations in Alabama and Tennessee could not be considered nuisances because both states had specifically approved these operations.  North Carolina requested an en banc rehearing, but the Fourth Circuit denied this request on September 21, 2010.  The district court dismissed the case with prejudice on October 1, 2010.  North Carolina filed a petition for review of the Fourth Circuit’s decision with the U.S. Supreme Court on February 2, 2011.  On July 22, 2011, the U.S. Supreme Court granted the parties joint motion to withdraw the petition for review, ending this case.  See Environmental Agreements.

Case Involving Alleged Violations of the New Source Review Regulations at Bull Run.  The National Parks Conservation Association and the Sierra Club filed suit against TVA on February 13, 2001, in the Eastern District of Tennessee, alleging that TVA did not comply with the NSR requirements of the CAA when TVA repaired Bull Run.  On March 31, 2010, the court ruled in TVA’s favor, holding that two maintenance projects at Bull Run fell under the exception for “routine maintenance repair and replacement” and therefore did not require NSR permits.  The plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (“Sixth Circuit”). On July 6, 2011, the Sixth Circuit granted the parties’ joint motion to dismiss this case.  See Environmental Agreements.

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

On September 21, 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint on December 27, 2010.  A briefing schedule has been issued and final disposition motions are due in 2012.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants’ GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina’s increased destructive force.  Action by the United States Supreme Court on January 10, 2011, ended this case in a manner favorable to TVA.

On May 27, 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit against the same and additional defendants, again alleging that the defendants’ greenhouse gas emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina' s increased destructive force. A number of defendants, including TVA, have filed motions to dismiss the complaint.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities alleging that global warming is a public nuisance and that CO2 emissions from fossil-fuel electric generating facilities should be ordered abated because they contribute to causing the nuisance.  The first case was filed by various states (California, Connecticut, Iowa, New Jersey, New York, Rhode Island, Vermont, and Wisconsin) and the City of New York against TVA and other power suppliers.  The second case, which also alleges private nuisance, was filed against the same defendants by Open Space Institute, Inc., Open Space Conservancy, Inc., and the Audubon Society of New Hampshire.  The plaintiffs seek a court order requiring each defendant to cap its CO2 emissions and then reduce these emissions by an unspecified percentage each year for at least a decade.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  The plaintiffs appealed to the United States Court of Appeals for the Second Circuit (“Second Circuit”).  On September 21, 2009, the Second Circuit reversed the district court’s decision and remanded the cases to the district court for further proceedings.  On November 5, 2009, TVA and the other defendants filed a petition seeking a rehearing by the entire Second Circuit, which petition was denied on March 5, 2010.  On December 6, 2010, the U.S. Supreme Court granted a petition requesting that the Supreme Court review the Second Circuit’s decision.  The U.S. Solicitor General filed a brief on behalf of TVA on January 31, 2011.  Oral arguments were held on April 19, 2011.  On June 16, 2011, the Supreme Court issued a decision reversing the Second Circuit’s ruling and holding that any federal common law cause of action was displaced by the CAA and its implementing regulations.  The Supreme Court did not address the plaintiffs’ state law claims, but instead remanded the case to the Second Circuit for consideration of these claims. The Second Circuit has sent both lawsuits back to the district court for further proceedings.

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the NRC issued an order reinstating the construction permits for Bellefonte Units 1 and 2 and returning the Bellefonte construction permits to a terminated status.  On March 30, 2009, Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC’s authority to reinstate the construction permits and alleging that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  TVA was permitted to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging the NRC’s compliance with NEPA and the NRC’s authority to reinstate the construction permits.  TVA was granted intervenor status in this case as well, and requested that the court dismiss this second petition.  On July 26, 2010, the D.C. Circuit consolidated the two BREDL petitions and continued the stay of the case pending the conclusion of an administrative proceeding concerning the same issues.  The administrative proceeding, in which BREDL challenged the reinstatement of the construction permits before an NRC Atomic Safety and Licensing Board (“ASLB”), was completed on September 29, 2010, with the dismissal of all contentions.  Upon completion of the administrative proceeding, the D.C. Circuit on November 5, 2010, issued an order returning the two cases to the court’s active docket.  Final briefs have been submitted, and oral arguments took place on October 20, 2011.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA’s CCOLA.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB’s decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility’s operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  On September 29, 2010, TVA notified the NRC that the recently completed final Supplemental Environmental Impact Statement had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, with the exception of the ongoing review of hydrology-related portions of the application, TVA requested that the NRC defer review of the Bellefonte Units 3 and 4 CCOLA pending a final decision of the TVA Board regarding new generation capacity at the Bellefonte site.  On September 2, 2011, TVA informed the ASLB that it is analyzing the path forward for the Bellefonte Units 3 and 4 CCOLA in light of the August 18, 2011 decision by the TVA Board to authorize completion of Bellefonte Unit 1. TVA expects to complete this analysis by the end of CY 2011, and has requested the Bellefonte Units 3 and 4 CCOLA continue to be deferred until a final decision is made.

On August 11, 2011, BREDL and SACE petitioned for the admission of a new, late-filed contention to require the environmental analysis completed for the CCOLA to consider the findings of the NRC's Near-Term Task Force on the Fukushima Event regarding the events at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Daiichi").  TVA submitted a reply brief on August 25, 2011, opposing admission of such a contention on the grounds it does not satisfy the standards for non-timely contentions or the standards for admitting a new contention.  The NRC submitted a brief opposing the new contention on similar grounds on September 6, 2011. BREDL and SACE filed their response to TVA's and the NRC's reply briefs on September 19, 2011. TVA filed a motion to strike the reply on administrative and procedural grounds on September 22, 2011.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA’s application for an operating license for Watts Bar Unit 2.  The petitioners raised seven contentions related to TVA’s environmental review of the project and the NRC’s basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE’s request for hearing, admitted two of SACE’s seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  On March 26, 2010, the NRC affirmed the ASLB’s decision denying the other petitioners the opportunity to participate.  After providing additional information to the NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA’s motion to dismiss the contention.  SACE also asked the ASLB to waive the NRC’s longstanding regulations establishing that, for the purposes of NEPA, the need for power and alternative energy source issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to the NRC for consideration.  SACE subsequently filed a petition for interlocutory review of this decision with the NRC, which the NRC denied on November 30, 2010.  Regarding the sole remaining contention which raises concerns about the aquatic impacts of two-unit operation, several additional reports have been provided to the NRC providing up-to-date information to address this contention.  These reports include a mussel survey report and an entrainment report, both issued on March 24, 2011, and an impingement report issued on March 29, 2011.  A supplement to the impingement report was submitted on April 28, 2011.  A hearing on the remaining contention is expected to take place in the latter part of 2012.  On August 11, 2011, SACE petitioned for the admission of a new, late-filed contention to require the environmental analysis completed for TVA’s operating license application to consider the findings of the NRC's Near-Term Task Force on the Fukushima Event regarding the events at the Fukushima Daiichi reactors.  TVA submitted a reply brief on September 6, 2011, opposing admission of such a contention on the grounds it does not satisfy the standards for non-timely contentions or the standards for admitting a new contention.

John Sevier Fossil Plant Clean Air Act Permit.  On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier.  Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for SO2 and NOx.  The CAA permit, issued by TDEC, remains in effect pending the disposition of the EPA’s petition.  The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements.

Paradise Fossil Plant Clean Air Act Permit.  On December 21, 2007, the Sierra Club, the Center for Biological Diversity,

Kentucky Heartwood, Preston Forsythe, and Hilary Lambert filed a petition with the EPA raising objections to the conditions of TVA’s current CAA permit at Paradise.  Among other things, the petitioners allege that activities at Paradise triggered the NSR requirements for NOx and that the monitoring of opacity at Units 1 and 2 of the plant is deficient.  In an order issued in July 2009, the EPA agreed that the permit failed to include a proper PSD analysis for NOx emission increases as a result of physical changes made to the plant’s three main boilers in the 1984-1986 period, that the permit failed to require adequate monitoring systems for opacity and NOx, and that the monitoring of soot emissions from the coal washing and handling plant was inadequate.  TVA’s permit at Paradise is issued by the Kentucky Division for Air Quality (“KDAQ”).  In November 2009, KDAQ determined that the actions at Paradise had not triggered NSR requirements and reissued the operating permit without including NSR compliance milestones.  On January 9, 2010, the Sierra Club petitioned the EPA to object to the operating permit, alleging that KDAQ had failed to properly take into account the PSD requirements for the physical changes made in 1986.  On May 21, 2010, the Sierra Club filed a lawsuit seeking to compel the EPA to act on the petition.  To resolve this lawsuit, the EPA entered into with the Sierra Club under which the EPA agreed to respond to the petition.  On May 2, 2011, the EPA denied the petition, citing the Environmental Agreements.  See Environmental Agreements.

Shawnee Fossil Plant Clean Air Act Permit.  On December 16, 2010, the Environmental Integrity Project and the SACE filed a petition with the EPA requesting that the EPA Administrator object to the proposed CAA renewal permit issued to TVA for operations at Shawnee.  Among other things, the petitioners allege that repair, maintenance, or replacement undertaken at Shawnee Units 1 and 4 in the 1989-90 period triggered the PSD requirements for SO2 and NOx.  The current permit remains in effect pending KDAQ’s finalization of the renewal permit.  The Environmental Agreements should narrow the scope of this proceeding.  See Environmental Agreements.

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

Johnsonville Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for Johnsonville on or about March 10, 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted on August 3, 2011. The matter has not yet been given a hearing date before the TWQCB.

John Sevier Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for John Sevier on or about May 31, 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted on August 3, 2011. The matter has not yet been given a hearing date before the TWQCB.

Information Request from the EPA.  On April 25, 2008, TVA received a request from the EPA under Section 114 of the CAA requesting extensive information about maintenance, repair, and replacement projects at and the operations of 14 coal-fired units. The Environmental Agreements have resolved most issues related to this information request, excluding claims related to sulfuric acid mist.  See Environmental Agreements.

Petitions Resulting from Japanese Nuclear Events. As a result of the events precipitated by the March 11, 2011 Japanese nuclear events, petitions have been filed with the NRC which could impact TVA's nuclear program. While some petitions have been dismissed after review, petitions that remain open include the following:

•
Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending the Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition on April 13, 2011, requesting that the NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design. TVA uses this design at Browns Ferry Units 1, 2, and 3. The petition requests the NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry Units 1, 2, and 3, until several milestones have been met.

•	Twelve separate petitions on various issues

On July 27, 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 2.206 Petition, and the issues are currently under review.

•	Petition Pursuant to 10 CFR 2.206 - Demand For Information Regarding Compliance with 10 CFR 50, Appendix A, General Design Criterion 44, Cooling Water, and 10 CFR 50.49, Environmental Qualification

A petition was filed by the Union of Concerned Scientists on July 29, 2011, requesting that a demand for information be issued for affected licensees, including TVA with regards to Browns Ferry, to describe how the facility complies with General Design Criterion 44, Cooling Water, within Appendix A to 10 CFR Part 50, and with 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants, for all applicable design and licensing bases events. This petition is under review.

21.	Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  TVA must repay $50 million of the Power Program Appropriation Investment, and then pay a return on the outstanding balance of this investment indefinitely.  See Note 15 — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 11 — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2011	2010	2009
Sales of electricity services	$130	$116	$127
Other revenues	104	99	134
Other expenses	295	263	250
Cash	2	2	1
Receivables	84	26	19
Investments	25	225	25
Payables	175	129	133
Return on Power Program Appropriation Investment	7	9	13
Repayment of Power Program Appropriation Investment	20	24	20

22.	Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2011 and 2010 follows.  This summary should be read in conjunction with the audited financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

Unaudited Quarterly Financial Information 2011
	First	Second	Third	Fourth	Total
Operating revenues	$2,828	$2,968	$2,657	$3,388	$11,841
Operating expenses	2,558	2,401	2,575	2,870	10,404
Operating income	270	567	82	518	1,437
Net income (loss)	(48)	253	(240)	197	162

2010
	First	Second	Third	Fourth	Total
Operating revenues	$2,349	$2,622	$2,587	$3,316	$10,874
Operating expenses	1,878	1,875	2,073	2,806	8,632
Operating income	471	747	514	510	2,242
Net income (loss)	150	430	199	193	972

TVA experienced an increase in pension and post-retirement expense, higher operating and maintenance expenses, and an increase in expenses related to outages at nuclear and coal-fired plants which negatively affected the results of the first three quarters of 2011.  The majority of the change in quarterly net income during 2011 occurred during the third quarter.  This change is primarily due to an increase in expenses related to the repair of significant damage and purchase of replacement power necessitated by the series of storms on April 27, 2011, and April 28, 2011.

23.	Subsequent Events

Redemption of Debt

On October 15, 2011, TVA redeemed all of its 2008 5.00 percent electronotes® due October 15, 2023. These securities are identified by the CUSIP number 88059TEH0. The notes were redeemed at 100 percent of par value. Approximately $15 million of the 88059TEH0 electronotes® were outstanding at September 30, 2011.

Liquidation of Commodity Broker-Dealer

On October 31, 2011, MF Global Holding Ltd. (parent company), and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act proceeding was filed against MF Global Inc. (“MF Global”). TVA had used MF Global to clear certain trades and the MF Global Trustee has retained $33 million of TVA's cash collateral. While TVA expects to receive a substantial portion of the funds currently being held by the MF Global Trustee the timing and the amount of the funds' returns cannot be determined.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying balance sheets of Tennessee Valley Authority as of September 30, 2011 and 2010, and the related statements of income, changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the years ended September 30, 2011, 2010 and 2009. These financial statements and schedules are the responsibility of Tennessee Valley Authority's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tennessee Valley Authority at September 30, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended September 30, 2011, 2010 and 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Valley Authority's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 17, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee, including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure and controls procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(a)Management’s Annual Report on Internal Control over Financial Reporting

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

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2011, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as (“COSO”).  Based on this evaluation, TVA’s management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2011.

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

During 2011, TVA acquired all of the assets that comprise Magnolia Combined Cycle Plant ("Magnolia").  TVA excluded Magnolia from its assessment of internal control over financial reporting as of September 30, 2011, because it was not acquired by TVA until August 31, 2011.  The assets related to Magnolia that have been excluded from the assessment were equal to 0.9 percent of TVA's assets as of September 30, 2011.

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited Tennessee Valley Authority's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tennessee Valley Authority's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Magnolia Combined Cycle Plant (Magnolia), which is included in the 2011 financial statements of Tennessee Valley Authority and constituted approximately 0.9% of total net assets as of September 30, 2011. Our audit of internal control over financial reporting of the Tennessee Valley Authority also did not include an evaluation of the internal control over financial reporting of Magnolia.

In our opinion, Tennessee Valley Authority maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tennessee Valley Authority as of September 30, 2011 and 2010, and the related statements of income, changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated November 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 17, 2011

ITEM 9B.  OTHER INFORMATION

The TVA Board, at its November 17, 2011 meeting, approved the following items related to compensation: (i) design changes to TVA's Winning Performance Team Incentive Plan (“WPTIP”) and Executive Annual Incentive Plan (“EAIP”); (ii) TVA corporate measures and goals for 2012 on which TVA's performance will be measured and awards under the WPTIP and EAIP may be made to employees, including the executive officers named in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”), for 2012; (iii) modifications to the Executive Long-Term Incentive Plan (“ELTIP”) performance measures and goals for the three-year cycle ending September 30, 2013 (2011-2013); and (iv) ELTIP performance measures and goals for the three-year cycle ending September 30, 2014 (2012-2014). In addition, on November 15, 2011, Mr. Kilgore approved certain compensation adjustments for Mr. Thomas, Mr. McCollum, Ms. Greene, and Mr. Swafford for 2012. Each of these items is discussed in more detail below.

WPTIP/EAIP Design Modifications

The TVA Board approved two design changes to the WPTIP and EAIP beginning in 2012. The first design change to the EAIP realigns the payout methodology of the EAIP with that of the WPTIP. The previous EAIP established a funding pool for all participants, including the NEOs other than Mr. Kilgore, that tied annual incentive awards to the achievement of TVA corporate-level performance measures only. This revision eliminates the EAIP funding pool and incorporates Strategic Business Unit (“SBU”) goal performance for those executives who support organizations with business-unit scorecards (TVA's operating plants, operating divisions, and strategy and external relations organization) (which include Ms. Greene and Mr. Swafford) in addition to TVA corporate-level performance measures. The performance of corporate executive EAIP participants (which include Mr. Kilgore, Mr. Thomas, and Mr. McCollum) will still be aligned to the performance of just TVA corporate-level performance measures. The second design change to both the EAIP and the WPTIP is the revision of the corporate modifier range used in the calculation of incentive awards under both plans from a range -20 percent to +10 percent to a range of -20 percent to +20 percent in order to provide an equivalent upside adjustment for years of strong performance.

The WPTIP and EAIP would maintain Mr. Kilgore's discretion as the President and Chief Executive Officer ("CEO") to use the corporate modifier to adjust the amount of incentive awards based on his subjective assessment of TVA's performance during the year and consideration of factors that are significant to TVA but not easily quantifiable. In addition, the EAIP would also maintain the CEO's discretion to adjust individual incentive awards based on subjective assessments of individual performances during the year. Therefore, for 2012, Mr. Kilgore will continue to subjectively evaluate the performance of Mr. Thomas, Mr. McCollum, Ms. Greene, and Mr. Swafford during the year for purposes of determining whether to adjust any of their incentive awards under the EAIP. In addition, for 2012, the Chairman of the TVA Board, in consultation with the People and Performance Committee and with input from individual members of the TVA Board, will continue to subjectively evaluate the performance of Mr. Kilgore as CEO for purposes of determining whether to adjust Mr. Kilgore's incentive award under the EAIP.

TVA Corporate Scorecard

The TVA Board established three TVA corporate-level performance measures for the WPTIP and EAIP for 2012: Net Cash Flow, Nuclear Equivalent Availability Factor, and Critical Fossil Seasonal Equivalent Forced Outage Rate. These performance measures, along with their associated weights and goals, are as follows:

2012 TVA Corporate Scorecard
		Goals
Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)

Net Cash Flow ($ Millions) (1)	50%	$0 (Budget less $200)	$200 (Budget includes $200 of cash reserves)	$400 (Budget plus $200)

Nuclear Equivalent Availability Factor (2)	25%	89.2%	90.1%	92.2%

Critical Fossil Seasonal Equivalent Forced Outage Rate (3)	25%	8.5%	6.8%	5.1%
Notes
(1) Net Cash Flow for this purpose is a non-GAAP measure that is derived from items in the Statement of Cash Flow as follows: Net Cash Flow = $200,000,000 cash reserves plus Cash Flow from Operations plus Cash Flow Used in Investing Activities minus Net Cash Flow from Change in Fuel Cost Adjustment Deferral Account.
(2) Nuclear Equivalent Availability Factor is a ratio of actual available generation from the nuclear generating assets in a given period compared to maximum availability.
(3) Critical Fossil Seasonal Equivalent Forced Outage Rate is the percentage of generation loss due to forced outages with respect to total generation capability for the peak periods of December-March and June-September. Forced outages are unplanned outages caused by equipment failures or problems. This calculation only includes critical low-cost coal-fired plants (Allen Fossil Plant, Cumberland, Gallatin, Paradise and Shawnee) and three combined-cycle plants (Caledonia, Lagoon Creek and Southaven).

ELTIP Performance Criteria

For the ELTIP performance cycle ending September 30, 2013, the TVA Board approved two amendments to the previously approved performance measures and goals: (i) changing the Retail Rates goals to reflect percent gap improvements to top quartile performance, and (ii) removing the Stakeholder Survey as a performance measure and shifting its 10 percent weighting to the Organizational Health Index. With these amendments, the performance measures, along with their associated weights and goals, for the 2011-2013 ELTIP performance cycle are as follows:

2011-2013 ELTIP Performance Cycle
Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Retail Rates(1)	40%	Improve to 10.75% gap vs. 2012 Top Quartile	Improve to 10% gap vs. 2012 Top Quartile	Improve to 9% gap vs. 2012 Top Quartile
System Reliability Load Not Served(2)	30%	7.8	5.9	3.8
Responsibility Organizational Health Index(3)	30%	61%	66%	71%
Notes
(1) Distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales during this cycle. TVA compares its retail rates to the retail rates of the following peer regional holding company utilities: Southern Company, NextEra Energy Inc., American Electric Power Co., Inc., Duke Energy Corp., Progress Energy Inc., Entergy Corp., Dominion Resources Inc., Ameren Corp., and PPL.
(2) Load Not Served, which is measured in system minutes, is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period, and excludes events during declared major storms.
(3) The Organizational Health Index measures and tracks the organizational elements that drive TVA's performance culture. Threshold, target and maximum goals are based on a five-year plan (from 2009 to 2014) to achieve performance improvement. Threshold is based on incremental improvements leading to median performance in 2013. Target is based on incremental improvements leading to mid-second quartile performance in 2013. Maximum is based on incremental improvements leading to top quartile performance in 2013.

In addition to the above, the TVA Board approved ELTIP performance measures for the three-year performance cycle ending September 30, 2014. These performance measures, along with their associated weights and goals, are as follows:

2012-2014 ELTIP Performance Cycle
Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Retail Rates(1)	40%	Improve to 10% gap vs. 2013 Top Quartile	Improve to 9% gap vs. 2013 Top Quartile	Improve to 8% gap vs. 2013 Top Quartile
System Reliability Load Not Served(2)	30%	7.8	6.8	3.3
Responsibility Organizational Health Index(3)	30%	63%	68%	73%
Notes
(1) Distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales during this cycle, compared to the same peer regional holding company utilities.
(2) Load Not Served, which is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period, and excludes events during declared major storms.
(3) Threshold, target and maximum goals are based on a four-year plan (from 2010 to 2014) to achieve top quartile performance. Threshold is based on incremental improvements leading to mid-second quartile performance in 2014. Target is based on incremental improvements leading to top quartile performance in 2014. Maximum is based on incremental improvements leading to mid-top quartile performance in 2014.

Named Executive Officer Compensation Adjustments

As discussed in the Compensation Discussion and Analysis in Item 11, Executive Compensation, the TVA Board has established a compensation plan with the goal of providing comparable and competitive total compensation for each position in TVA, including TVA's executives, using market pricing based on a level needed to attract, retain, and motivate employees critical to TVA's success in achieving its mission and vision. To this end, total compensation for most positions is targeted at the median level of compensation (50th percentile) provided to similar positions at peer utility companies in TVA's relevant labor market.

With this goal in mind, at the beginning of 2012, Mr. Kilgore evaluated the then-current compensation of his direct reports (which include Mr. Thomas, Mr. McCollum, and Ms. Greene) and Mr. Swafford relative to TVA's peer group to determine whether to make adjustments to their compensation for 2012. Although no adjustments could be made to salaries as a result of the federal salary freeze for calendar years 2011 and 2012, on November 15, 2011, Mr. Kilgore did approve adjustments to the compensation opportunity of Mr. Thomas, Mr. McCollum, and Ms. Greene in order to keep them at the median compensation for their positions or to bring them closer to the median compensation for their positions. Specifically, Mr. Kilgore approved adjustments to the target annual incentive opportunities for Mr. Thomas, Mr. McCollum, and Ms. Greene to more closely align these target opportunities to those for similar positions at companies in TVA's peer group. Mr. Kilgore also approved an adjustment to the compensation of Mr. Swafford in order to keep him at the 75th percentile of compensation for his position, which is targeted higher because his position as Executive Vice President and Chief Nuclear Officer, Nuclear Generation, is subject to high demand and scarcity and because of recruitment and retention issues within the nuclear industry.

The compensation adjustments approved by Mr. Kilgore for the Named Executive Officers for 2012 are as follows:

•
For Mr. Thomas, his target annual incentive opportunity will increase from 65 percent of salary to 80 percent of salary, his target long-term incentive opportunity will decrease from 125 percent of salary to 120 percent of salary, and he will receive an additional long-term deferred compensation credit of $50,000 (which will give him total credits of $150,000 for 2012).

•
For Mr. McCollum, his target annual incentive opportunity will increase from 70 percent of salary to 80 percent of salary and his target long-term incentive opportunity will increase from 100 percent of salary to 120 percent of salary.

•
For Ms. Greene, her target annual incentive opportunity will increase from 60 percent of salary to 80 percent of salary, and she will receive an additional long-term deferred compensation credit of $100,000 (which will give her total credits of $250,000 for 2012).

•	For Mr. Swafford, he will receive an additional long-term deferred compensation credit of $125,000 (which will give him total credits of $225,000 for 2012).

Except for the adjustments described above, all other compensation elements for these Named Executive Officers for 2012 are the same as in 2011.

The TVA Board made no change to Mr. Kilgore's compensation for 2012.

Extension of Term of Chairman

Also at the November 17, 2011 meeting, the TVA Board determined that the term of Director Sansom's service as Chairman of the Board, which will begin when Chairman Bottorff's term as director expires as expected next month, will continue until December 31, 2013.

Audit, Risk, and Regulation Committee Membership

Also at the November 17, 2011 meeting, the TVA Board determined to alter the composition of the Audit, Risk, and Regulation Committee to reflect that the service on the TVA Board of Dennis C. Bottorff, Robert M. Duncan, and Thomas C. Gilliland was coming to an end. At the end of the terms of these three directors, the Audit, Risk, and Regulation Committee will be comprised of Neil G. McBride, William B. Sansom, and Barbara S. Haskew.

People and Performance Committee Membership

Also at the November 17, 2011 meeting, the TVA Board determined to alter the composition of the People and Performance Committee to reflect that the service on the TVA Board of Dennis C. Bottorff was coming to an end. At the end of the term of this director, the People and Performance Committee will be comprised of Bishop William H. Graves, Barbara S. Haskew, and Richard C. Howorth.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

TVA is administered by a board of nine part-time members appointed by the President of the United States with the advice and consent of the U.S. Senate.  The Chairman of the TVA Board is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a United States citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the United States, in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the States in TVA’s service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the Congressional delegations of the States in TVA’s service area; and (ii) seek qualified members from among persons who reflect the diversity, including geographical diversity, and needs of TVA’s service area.  At least seven of the nine TVA Board members shall be legal residents of the TVA service area.

The TVA Board as of November 17, 2011, consisted of the following individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
Dennis C. Bottorff, Chairman	67	2006	2011*
Robert M. Duncan	60	2006	2011*
Thomas C. Gilliland	63	2008	2011*
Bishop William H. Graves	75	2008	2012
Marilyn A. Brown	62	2010	2012
Neil G. McBride	65	2010	2013
Barbara S. Haskew	71	2010	2014
William B. Sansom, Vice Chairman	70	2010	2014
Richard C. Howorth	60	2011	2015
Note
* Although the terms of these directors expired in May 2011, they are permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

Mr. Bottorff of Nashville, Tennessee, joined the TVA Board in March 2006 and became Chairman of the TVA Board in May 2010.  Since January 2001, he has served as Partner of Council Ventures, a venture capital firm.  He was Chairman of AmSouth Bancorporation until his retirement in 2001 and from 1991 to 1999 was Chief Executive Officer of First American Bank.  He served as a director of Dollar General, a variety store company, from 1998 until its sale in 2007.  In addition, he is a director of Ingram Industries, a privately held provider of wholesale distribution, inland marine transportation, and insurance services; a member of the Board of Trustees of Vanderbilt University; and a director of NuScriptRX, an institutional pharmacy.

Mr. Duncan of Inez, Kentucky, joined the TVA Board in March 2006 and served as Chairman of the TVA Board from May 2009 to May 2010.  He is the Chairman, Chief Executive Officer, and Director of Inez Deposit Bank, FSB, in Louisa, Kentucky (since April 1984, with a one-year leave of absence from 1989 to 1990 to serve as Assistant Director of Public Liaison in the White House); Chairman, Chief Executive Officer, and Director of Inez Deposit Bank in Inez, Kentucky (since September 1974 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Holding Company, a single bank holding company (since 1984 with a one-year leave of absence); Chairman, Chief Executive Officer, and Director of Community Thrift Holding Company, a unitary thrift holding company (since 1999).  From 1998 to 2007, Mr. Duncan was the Chairman of the Big Sandy Regional Industrial Development Authority, which manages industrial parks in five eastern Kentucky counties, and he is also the Secretary for the Highlands Regional Medical Center in Prestonsburg, Kentucky, which manages a regional hospital. From January 2007 to January 2009, he was the Chairman of the Republican National Committee, and he became Chairman of American Crossroads during 2010. In August 2011, Mr. Duncan was elected founding Chairman of Data Trust, a Virginia business trust, owner of GOP Data Trust LLC.

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

Dr. Brown of Atlanta, Georgia joined the TVA Board in October 2010.  Dr. Brown has been a Professor in the School of Public Policy at Georgia Institute of Technology in Atlanta, Georgia, since August 2006.  From 1984 to August 2006, Dr. Brown worked at the Oak Ridge National Laboratory (“ORNL”) in Oak Ridge, Tennessee.  At ORNL, she was Deputy Director and Acting Director of the Engineering Science and Technology Division (from 2005 to 2006), and Program Director of the Energy Efficiency and Renewable Energy Program (from 2000 to 2005). Dr. Brown served from 2006 until 2009 as a member of the Board of Directors of the Southeast Energy Efficiency Alliance, serving as Board Chair from 2006 until 2008. She served as a member of the Board of Directors of the American Council for an Energy-Efficient Economy from 2002 until 2009. From 2002 until 2009, Dr. Brown was a commissioner on the National Commission on Energy Policy. She served as a member of the Board of Directors of the Alliance to Save Energy from 2000 through 2009.

Mr. McBride of Oak Ridge, Tennessee, joined the TVA Board in October 2010.  Mr. McBride is the General Counsel of Legal Aid Society of Middle Tennessee and the Cumberlands (“Legal Aid”) and Managing Director of the Oak Ridge Office of Legal Aid, positions he has held since 2002.  In 1978, he founded Rural Legal Services of Tennessee and served as its director until it was consolidated with Legal Aid in 2002.  Mr. McBride became a director of the Tennessee Alliance for Legal Services in 1980 and currently serves as a member of its executive committee. He has been a member of the Tennessee Bar Association House of Delegates from 2001 to present. Mr. McBride was a director of the Highlander Research and Education Center from 2002 to 2008. He also works as an independent consultant for various legal services organization.

Dr. Haskew of Chattanooga, Tennessee, joined the TVA Board in October 2010.  Dr. Haskew has been a Professor Emeritus at Middle Tennessee State University (“MTSU”) since August 2010.  She began working at MTSU in 1988 and served as Vice President and Provost from 1995 until 2002 and as Distinguished Professor of Economics from 2002 until her retirement in June 2010.  From 1980 to 1988, Dr. Haskew served on the Rate Design Staff for TVA.  In addition, she served as Director of the Tennessee Center for Labor-Management Relations from 2004 until August 2009, and has a consulting practice as a labor arbitrator.

Mr. Sansom of Knoxville, Tennessee, served on the TVA Board from March 2006 until December 2009, was Chairman of the TVA Board from March 2006 until May 2009, and began a second term on the TVA Board in October 2010.  He was elected Vice Chairman of the TVA Board in April 2011.  Mr. Sansom is Chairman and Chief Executive Officer of the H.T. Hackney Co., a diversified company involved in the wholesale grocery and furniture manufacturing businesses, and has held that position since 1983.  Since 1995, Mr. Sansom has also been a director of Astec Industries, Inc., a corporation based in Chattanooga, Tennessee, that manufactures equipment and components used in road construction, and since 1984, he has been a director at First Horizon National Corporation, a Memphis, Tennessee, bank holding company.  In 2006, he was named director of Mid-America Apartment Communities, Inc., a real estate investment trust with ownership interests in apartment homes.  From 1994 to 2006, he was a director of Martin Marietta Materials, Inc., a company based in Raleigh, North Carolina, that is in the construction material business.

Mr. Howorth, of Oxford, Mississippi, is the owner of Square Books, an Oxford independent bookstore he founded in 1979.  Mr. Howorth served two terms as the mayor of Oxford, from 2001 to 2009, during which time he was chairman of the authority overseeing the Oxford Electric Department.  From 2001 to 2009, he also served as a director and officer of the North Mississippi Industrial Development Association, an economic development consortium made up of power association directors and mayors of cities in 29 Mississippi counties in the TVA service area.

Executive Officers

TVA’s executive officers as of November 17, 2011, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
Tom Kilgore	President and Chief Executive Officer	63	2005
John M. Thomas, III	Chief Financial Officer	48	2005
Kimberly S. Greene	Group President, Strategy and External Relations	45	2007
Janet C. Herrin	Executive Vice President, People and Performance	57	1978
William R. McCollum, Jr.	Chief Operating Officer	60	2007
Ralph E. Rodgers	Executive Vice President and General Counsel	57	1979
Daniel A. Traynor	Vice President and Chief Information Officer	55	2010
Preston D. Swafford	Executive Vice President and Chief Nuclear Officer, Nuclear Generation	51	2006
Robin E. Manning	Executive Vice President, Power System Operations	55	2008
Kenneth R. Breeden	Executive Vice President, Performance Transition Office	63	2004
Van M. Wardlaw	Executive Vice President, Customer Relations	51	1982
Steve Byone	Vice President and Controller (Principal Accounting Officer)	52	2009

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

Mr. Thomas was named Chief Financial Officer in June 2010.  Prior to this appointment, he served as Executive Vice President of People and Performance from January 2010 to June 2010, Senior Vice President, Corporate Governance and Compliance from July 2009 to January 2010, as Controller and Chief Accounting Officer from January 2008 to September 2009, and as the General Manager, Operations Business Services from November 2005 to January 2008, where he was responsible for financial and performance support to TVA’s operating organizations.  Prior to joining TVA, Mr. Thomas was Chief Financial Officer during 2005 for Benson Security Systems, a security system integrator located in Gilbert, Arizona, where he was responsible for strategic planning, accounting operations, treasury, and financial reporting.  He was also the Controller of Progress Fuels Corporation (from 2003 to 2005) and Controller of Progress Ventures, Inc. (from 2001 to 2002), both subsidiaries of Progress Energy, where he was responsible for accounting operations, financial reporting, forecasting, and risk management.

Ms. Greene was named Group President of Strategy and External Relations in January 2010.  She served as Chief Financial Officer and Executive Vice President, Financial Services from September 2007 to January 2010.  Before joining TVA, Ms. Greene served as Senior Vice President, Finance, and Treasurer at Southern Company Services, an energy company, from July 2003 to September 2007, where she was responsible for financial planning and analysis, capital markets and leasing, treasury, and investor relations.  From July 2002 to July 2003, Ms. Greene was director of portfolio management for Southern Company Generation and Energy Marketing.  Ms. Greene also serves on the Board of the Electric Power Research Institute, an independent, non-profit company performing research, development, and demonstration in the electricity sector.

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

Mr. Rodgers was named Executive Vice President and General Counsel in July 2011.  He previously served as Acting General Counsel from April 2010 to July 2011, as Deputy General Counsel from January 2010 to April 2010, as Assistant

General Counsel from February 2001 to January 2010, and as an attorney from June 1979 to March 1986 and from June 1987 to February 2001.

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

Mr. Breeden was named Executive Vice President, Performance Transition Office in June 2011.  Mr. Breeden served as Executive Vice President, Customer Relations from January 2010 to June 2011, Executive Vice President, Customer Resources from September 2006 to January 2010, and as Executive Vice President, Customer Service and Marketing from August 2004 until September 2006.  From March 2002 to August 2004, he was the Program Executive for Executive Conversation, Inc., where he was responsible for executive training programs.  From September 1997 to March 2002, he was President of TXU Energy Services, Enterprise Division, in Dallas, Texas, where he was responsible for a new venture created to address customers’ changing energy needs.  Mr. Breeden had joined TXU Corporation in May 1995 as Senior Vice President of TXU Electric & Gas, where he was responsible for marketing and sales.

Mr. Wardlaw was named Executive Vice President, Customer Relations in June 2011.  Mr. Wardlaw served as Executive Vice President, Enterprise Relations, from October 2010 to June 2011, as Acting Executive Vice President of Strategy and Planning from January 2010 until September 2010, as Executive Vice President of Power Supply and Fuels from July 2008 to August 2010, as Senior Vice President, Commercial Operations and Fuels from January 2007 to June 2008, as Vice President, Bulk Power Trading from September 2006 to December 2006, and as Vice President of Transmission and Reliability from December 2000 to September 2006.  Mr. Wardlaw began his career with TVA in January 1982 as an electrical engineer, and has also worked in customer service, marketing, and field services.

Mr. Byone joined TVA in September 2009 as Vice President and Controller and was Chief Risk Officer from January 2010 until November 2010.  Before joining TVA, he served as the Vice President and Chief Financial Officer of the Electric Reliability Council of Texas (“ERCOT”), an independent system operator located in Austin, Texas, from September 2005 to September 2009.  Mr. Byone first came to ERCOT in May 2005 in a consulting role to launch ERCOT’s internal control management and enterprise risk management programs.  Previously, Mr. Byone served as the Vice President and Chief Risk Officer for Progress Energy (from May 2002 to May 2005).  In that position, Mr. Byone designed an enterprise-wide risk management framework to support review and alignment of corporate strategy, capital investments, and risk appetite.

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA’s Audit, Risk and Regulation Committee consists of Thomas C. Gilliland (chair), Robert M. Duncan, Dennis C. Bottorff, and Neil G. McBride.  Director Gilliland and Director Bottorff are each an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. Unless they serve another term, both Director Gilliland and Director Bottorff will leave the TVA Board when the current session of Congress ends. Accordingly, the TVA Audit, Risk, and Regulation Committee may not have an audit committee financial expert on it thereafter.

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

The TVA Board has also established the following committees in addition to the Audit, Risk and Regulation Committee:

•Finance, Rates, and Portfolio Committee
•Customer and External Relations Committee
•People and Performance Committee
•Nuclear Oversight Committee

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about TVA's compensation philosophy and strategy, as well as the policies and decisions that guided TVA in 2011 in establishing the level and nature of the compensation provided to the named executive officers (“Named Executive Officers” or “NEOs”). The 2011 Named Executive Officers are: Tom Kilgore, the President and Chief Executive Officer (“CEO”), John M. Thomas, III, the Chief Financial Officer (“CFO”), William R. McCollum, Jr., Kimberly S. Greene, and Preston D. Swafford. Detailed information about the compensation of each of the NEOs is listed in the Summary Compensation Table.

Executive Summary

The TVA Act places significant authority and responsibility in the TVA Board for matters associated with the compensation of TVA employees, including the Named Executive Officers. The TVA Board exercised this authority when it approved the compensation plan for all TVA employees (the “Compensation Plan”) and when it delegated certain bounded authority to the Chairman of the TVA Board and to the CEO. Despite these delegations, the TVA Board, the People and Performance Committee of the TVA Board (the “Committee”), and individual TVA Board members maintain an active involvement in compensation matters. The TVA Board-level involvement with the compensation of the Named Executive Officers is an annual process. This involvement includes the consideration of benchmarking and other information provided by the TVA Board's compensation consultant, as well as consultation with TVA management regarding its recommendations for compensation programs and actions. In addition, TVA Board-level involvement occurs with respect to those items that have been reserved to the TVA Board for approval, with respect to the review, oversight, or consultation by the Committee, as required, and with respect to the consultation with individual TVA Board members, as required. These matters are discussed in greater detail below.

The TVA Board established the Compensation Plan based on the requirements of the TVA Act. The Compensation Plan is designed to support TVA's mission and to fulfill the following purposes:

•
Provide a competitive level of compensation that enables TVA to attract, retain, and motivate highly competent employees. Total target compensation for each position in TVA is determined by market pricing based on a level needed to attract, retain, and motivate employees critical to TVA's success in achieving its mission and vision. Accordingly, total compensation levels typically are targeted at the median (50th percentile) of the relevant labor market for most positions. However, total compensation levels for some positions are targeted at a higher level (typically between the 50th and 75th percentile) or a lower level (typically between the 25th and 50th percentile). Higher total compensation levels are targeted for positions subject to market scarcity, recruitment and retention issues, and other business reasons. Lower total compensation levels are targeted for positions for which TVA does not compete exclusively with the energy and utility services industry or which are not subject to competitive pressures.

•
Encourage and reward executives for their performance and contributions to the successful achievement of financial and operational goals. A key tenet of the Compensation Plan is to pay for performance by rewarding all employees for improvement in TVA's overall performance, as well as that of individual business units. The TVA Board believes that the portion of total direct compensation delivered through structured incentive compensation should increase as an employee's position and level of responsibility within TVA increases. Accordingly, executives have the highest percentage of their compensation tied to TVA and business unit performance. For the Named Executive Officers, 57 percent to 68 percent of their total target direct compensation opportunity is performance-based incentive compensation.

•
Provide executives with the focus to achieve short-term and long-term business goals that are important to TVA, TVA's customers, and the people TVA serves. TVA seeks to hire and retain executives who are focused on both TVA's short-term and long-term success. The Compensation Plan is designed to achieve this goal by providing a mix of salary and performance-based annual and long-term incentive compensation.

•
Improve overall company performance through productivity enhancement. An executive cannot help meet TVA's goals and improve performance without the work of others. For this reason, the performance goals set at the corporate level are the same for both executives and all non-executive employees. This generally translates into all TVA employees receiving compensation in a manner that aligns their work with the same goals and encourages and rewards them for the successful achievement of TVA's goals.

Under the Compensation Plan, the compensation programs for the Named Executive Officers consist of the components identified in the following table:

Compensation Program Components for Named Executive Officers
Compensation Component	Objective	Key Features
Annual Salary	Fixed and paid biweekly to executives
Annual salary is targeted at the median (50th percentile) for similar positions at other companies in TVA’s peer group, above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons, or below the median (25th to 50th percentile) for positions for which TVA does not compete exclusively with the energy and utility services industry or which are not subject to competitive pressures

Typically reviewed annually to consider changes in peer group benchmark salaries and/or exceptional individual merit performances in past years

Annual Incentive Compensation	Not-guaranteed, variable, performance-based, and based on the attainment of pre-established performance goals for the fiscal year
Target annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA’s peer group provided to those in similar positions

Annual incentive payouts are based on the results of performance goals at the TVA level, as determined from year to year by the TVA Board, and may be adjusted by the TVA Board or CEO, as appropriate, based on the evaluation of performance during the year

Annual incentive opportunities are reviewed annually to consider changes in peer group benchmark short-term incentives

Long-Term Incentive Compensation	Not-guaranteed, variable, and based on the attainment of pre-established performance goals for a performance cycle, typically three fiscal years
Target long-term incentive opportunities are limited to executives in critical positions who make decisions that significantly influence developing and attaining TVA’s long-term strategic objectives

Target long-term incentive payouts are based on achieving performance goals established for a specific performance cycle and may be adjusted by the TVA Board based on the evaluation of performance during the cycle

Long-term incentive opportunities are reviewed annually to consider changes made in the long-term incentives by companies in TVA’s peer group

Long-Term Deferred Compensation	Awarded in the form of annual credits that vest after a specified period of time, typically three to five years
Awarded to provide retention incentives to executives similar to the retention incentive provided by restricted stock or restricted stock units in publicly-traded companies

Executives generally must remain at TVA for the entire length of the agreement in order to receive compensation credits

The amount of the annual long-term deferred compensation credit is targeted to approximately 20 percent of total long-term compensation (including the long-term incentive compensation described above)

Total Direct Compensation	Annual Salary plus Annual Incentive Compensation plus Long-term Incentive Compensation plus Long-Term Deferred Compensation
Total direct compensation (salary plus annual and long-term incentive compensation plus long-term deferred compensation) is targeted at the median (50th percentile) for similar positions at other companies in TVA's peer group, above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons, or below the median (25th to 50th percentile) for positions for which TVA does not compete exclusively with the energy and utility services industry or which are not subject to competitive pressures

Pension Plans	Both qualified and supplemental, which provide compensation beginning with retirement or termination of employment
Broad-based plans available to full-time employees of TVA that are qualified under IRS rules and that are similar to the qualified plans provided by other companies in TVA’s peer group

Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits at compensation levels that exceed the limits permitted by the IRS regulations applicable to qualified plans; these supplemental benefits are comparable to those provided by other companies in TVA’s peer group

TVA's Chief Risk Officer and the Enterprise Risk Management organization have a process to assess potential risks to TVA that could arise from the Compensation Plan and TVA's policies and practices of compensating its employees, both executive and non-executive. Based on this review, for 2011, TVA's Chief Risk Officer and Enterprise Risk Management organization have concluded that the Compensation Plan, TVA's compensation policies and practices, and TVA's executive and non-executive incentive-pay plans are not reasonably likely to have a material adverse effect on TVA.

Authority for the Executive Compensation Program

The TVA Act is the authority for establishing the compensation of all TVA employees, including the Named Executive Officers, and places responsibility for doing so with the TVA Board. Under section 2 of the TVA Act, the TVA Board is directed to establish a compensation plan for all TVA employees which:

•	Specifies all compensation (such as salary or any other pay, benefits, incentives, and any other form of remuneration) for the CEO and TVA employees;

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

The TVA Act also provides that:

•
The TVA Board will annually approve all compensation (such as salary or any other pay, benefits, incentives, and other form of remuneration) of all managers and technical personnel who report directly to the CEO (including any adjustment to compensation);

•	On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule ($155,500 in 2011); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($155,500 in 2011).

The philosophy of the Compensation Plan around the market competitiveness for TVA's employees is based on the TVA Act. The philosophy recognizes that many employees, including executives, are called on to accomplish specialized aspects of TVA's mission safely, reliably, and efficiently, and must have the requisite education, experience, and professional qualifications. These requirements make it necessary for TVA to offer compensation to its specialized employees that makes it possible for TVA to attract highly qualified candidates for positions similar to those in relevant industries and motivates them to stay with TVA.

In establishing the Compensation Plan, the TVA Board delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation actions for which the TVA Board is responsible but has not reserved for itself to approve. The TVA Board has taken various additional actions to delegate authority with respect to executive compensation as follows:

•
The TVA Board has approved compensation ranges for the direct reports to the CEO of 80 percent to 110 percent of the median total direct compensation for comparable positions, as established by benchmarking sources outside of TVA, and authorized the CEO to set or adjust compensation for the CEO's present or future direct reports within such compensation ranges, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as the SERP, provided that the CEO may not finally set or adjust such compensation until the Committee, or the full TVA Board, has had the opportunity to review the proposed compensation.

•
The TVA Board delegated to the Chairman of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the performance of the CEO during the year, and the authority to approve any payout to the CEO under the Executive Annual Incentive Plan (“EAIP”) based on, among other things, the CEO's evaluated performance during the year, and delegated to the CEO, in consultation with the Committee and with input from individual members of the TVA Board, the authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year.

TVA Board Committee Oversight

The Committee was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and review of performance goal achievement for 2011. As delegated by the TVA Board, the Committee also (1) reviews proposed actions of the CEO to set or adjust the compensation of the CEO's present and future direct reports within the 80 percent to 110 percent compensation range of the median total direct compensation for comparable positions, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as the SERP, (2) consults with the Chairman of the TVA Board about the Chairman of the TVA Board's proposed evaluation and rating of the performance of the CEO during the year and about the proposed payout to the CEO under the EAIP based on, among other things, the CEO's evaluated performance during the year, and (3) consults with the CEO about the CEO's proposed individual performance goals for the CEO's direct reports and the CEO's proposed evaluation and rating of the performance of the CEO's direct reports during the year. To assist in evaluating competitive levels of compensation for executives, the Committee has selected and uses Towers Watson as its independent compensation consultant.

Use of Market Data and Benchmarking

Except to the extent discussed above, TVA generally seeks to target total compensation for executives at a competitive level with respect to the relevant labor market. Market information for total compensation, as well as each element of compensation, for the Named Executive Officers for 2011 was obtained from:

•	Published and customized compensation surveys reflecting the relevant labor markets identified for designated positions; and

•	Publicly disclosed information from the proxy statements and annual reports on Form 10-K of energy services companies with revenues ranging from one-half to two times TVA's revenue.

After the competitive market compensation was compiled for the positions at the beginning of 2011, the Committee, with the assistance of its compensation consultant, Towers Watson, used this information to:

•	Test target compensation level and incentive opportunity competitiveness; and

•	Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA's relevant labor market for most executives, including the Named Executive Officers, was comprised of both private and publicly owned companies in the energy services industry of similar revenue and scope to TVA. For the survey-based analysis, TVA looked at the following energy services companies with annual revenues of $3.0 billion and greater from the 2010 Towers Watson Energy Services Executive Compensation Database:

Allegheny Energy, Inc.	Edison International*	Pacific Gas and Electric Co.*
Alliant Energy Corp.	El Paso Corp.	Pepco Holdings, Inc.*
Ameren Corp.*	Energy Future Holdings Corp.	Pinnacle West Capital Corp.
American Electric Power Co., Inc.*	Entergy Corp.*	PPL Corp.*
Atmos Energy Corporation	Exelon Corp.*	Progress Energy, Inc.*
Calpine Corp.	FirstEnergy Corp.*	Public Service Enterprise Group, Inc.*
CenterPoint Energy, Inc.	GDF SUEZ Energy North America	Puget Energy, Inc.
CMS Energy Corp.*	Integrys Energy Group, Inc.*	SCANA Corp.
Consolidated Edison, Inc.*	NextEra Energy, Inc.* (formerly FPL Group, Inc.)	Sempra Energy*
Constellation Energy Group, Inc.*	Northeast Utilities System*	The Southern Company*
Dominion Resources, Inc.*	NRG Energy, Inc.	Wisconsin Energy Corp.
Duke Energy Corp.*	NSTAR Electric Co.	Xcel Energy, Inc.*
DTE Energy Co. *	NV Energy

For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at a subset of the peer group above, identified with asterisks, as well as two additional companies in the energy services industry (AES Corp. and NiSource Inc.), as recommended by Towers Watson. These two companies were added to the subset analysis because they are energy services firms with annual revenues of $6.0 billion or higher that did not participate in the 2010 Towers Watson Energy Survey. Dynegy, Inc., Mirant Corporation, OGE Energy Corp., and Reliant Energy, Inc., which were in last year's survey peer group, were not included in this year's survey peer group because they did not participate in the 2010 Towers Perrin Energy Services Survey. Atmos Energy Corporation and DTE Energy Co. were added to this year's survey peer group because they are energy services firms with annual revenues of $3.0 billion or higher and participated in the 2010 Towers Watson Energy Services Survey. In addition, the following government entities were informally considered by the Committee: Colorado Springs Utilities, CPS Energy, Energy Northwest, Lower Colorado River Authority, New York Power Authority, Omaha Public Power, Salt River Project, and Santee Cooper. Each of these government entities has revenue of less than $3.0 billion annually.

Executive Compensation Program Components

Federal Salary Freeze. In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act, 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. These two-year freezes apply to calendar years 2011 and 2012. The directors of the TVA Board are covered by the first freeze and TVA's officers (Vice President and above), including the Named Executive Officers, are covered by the second freeze. TVA will comply with these legislative freezes. Accordingly, TVA's officers, including the Named Executive Officers, will not receive any salary increases, including performance-based salary increases, during calendar years 2011 and 2012. Any salary increases that TVA's officers received for 2011 based on performance during 2010, including Mr. Swafford's salary increase discussed below, were effective October 1, 2010, prior to the effective date of the salary freeze legislation and were not affected by the two-year freeze requirement.

Following the passage of the legislation described above, the President of the United States issued a memorandum to federal agencies not directly covered by the legislation, which includes TVA, requesting that these agencies also comply with the terms of the salary freeze. In response, TVA has chosen to voluntarily implement a salary freeze for manager, specialist and excluded employees during calendar years 2011 and 2012 in accordance with the spirit in which the President and Congress approved the salary freeze. The federal salary freeze does not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements, certain promotions and changes in positions, and other forms of non-salary compensation such as lump-sum and incentive-based awards.

Salary. The salaries of the Named Executive Officers for 2011 were as follows: $850,000 for Mr. Kilgore, $520,000 for Mr. Thomas, $745,514 for Mr. McCollum, $650,000 for Ms. Greene, and $545,000 for Mr. Swafford. The 2011 salaries for Mr. Thomas and Ms. Greene were the same as in 2010. The 2011 salaries for Mr. Kilgore and Mr. McCollum were the same as in 2009 and 2010.

Ms. Greene was appointed Group President, Strategy and External Relations, by TVA in January 2010, and at that time, the TVA Board approved her salary of $650,000. Mr. Thomas was appointed CFO by TVA in June 2010, and at that time, Mr. Kilgore approved his salary of $520,000. Given the fact that the salaries of Ms. Greene and Mr. Thomas were established during 2010 concurrent with their appointment to new positions and that those salaries were appropriate relative to salary benchmark comparisons at that time, Mr. Kilgore determined that no salary increases would be awarded for 2011 for Ms. Greene and Mr. Thomas. Following annual performance reviews and comparisons of salaries with salary benchmark information, Mr. Kilgore did not increase Mr. McCollum's salary from 2010 to 2011 but did increase Mr. Swafford's salary 3.81 percent from $525,000 to $545,000 from 2010 to 2011.

The comparison of the Named Executive Officers' salaries for 2011 relative to 2011 salary benchmark information is as follows: The 2011 salary for Mr. Kilgore continued to place him well below the 50th percentile of the benchmark salaries for CEOs in TVA's peer group. The 2011 salaries for Mr. Thomas, Ms. Greene, and Mr. McCollum placed them near the 50th percentile of the benchmark salaries for similar positions in TVA's peer group. The 2011 salary for Mr. Swafford placed him near the 75th percentile of the benchmark salaries for similar positions in TVA's peer group. The 2011 salary for Mr. Swafford was targeted at a higher percentile because his position as Executive Vice President and Chief Nuclear Officer, Nuclear Generation, is subject to high demand and scarcity and because of recruitment and retention issues within the nuclear industry. More information about the approval of Mr. Kilgore's compensation for 2011 is provided below. See Considerations Specific to Mr. Kilgore.

Annual Incentive Compensation. All executives, including the Named Executive Officers, participate in the Executive Annual Incentive Plan (“EAIP”). The EAIP is designed to encourage and reward executives for their contributions to successfully achieving annual financial and operational goals. For 2011, the EAIP focused on achieving corporate level goals. The specific metrics and associated goals are described below.

Annual incentive opportunities for participants in the EAIP generally increase with position and responsibility. Target annual incentive opportunities of the Named Executive Officers for 2011 were the same as in 2010:

NEO	Target Annual Incentive Opportunity*
Mr. Kilgore	100%
Mr. Thomas	65%
Mr. McCollum	70%
Ms. Greene	60%
Mr. Swafford	80%
* Represents a percent of each NEO’s salary.

The annual incentive opportunity approved by the TVA Board for Mr. Kilgore for 2011 was at a level such that a full target payout (together with salary, full target payout of long-term incentive opportunities, and long-term deferred compensation credits) would place his total compensation well below the 50th percentile of the benchmark total compensation for similar positions in TVA's peer group. The annual incentive opportunities approved by Mr. Kilgore for Mr. Thomas, Mr. McCollum, and Ms. Greene for 2011 were at a level such that a full target payout (together with salary, full target payout of long-term incentive opportunities, and long-term deferred compensation credits) would place their total compensation near the 50th percentile of the benchmark total compensation for similar positions in TVA's peer group. The annual incentive opportunity approved by Mr. Kilgore for Mr. Swafford for 2011 was at a level such that a full target payout (together with salary, full target payout of long-term incentive opportunities, and long-term deferred compensation credits) would place his total compensation near the 75th percentile of the benchmark total compensation for similar positions in TVA's peer group. The 2011 total compensation for Mr.

Swafford was targeted at a higher percentile because his position as Executive Vice President and Chief Nuclear Officer, Nuclear Generation, is subject to high demand and scarcity and because of recruitment and retention issues within the nuclear industry.

The TVA Board established two corporate performance measures for the EAIP for 2011: Equivalent Availability Factor and Net Cash Flow. These are the same corporate performance measures used in determining annual incentive payouts for all non-executive TVA employees who participate in TVA's Winning Performance Team Incentive Plan. The weight and targets associated with these performance measures, as well as the results for 2011, were as follows:

2011 TVA Corporate Scorecard
			Goals
Performance Measure	Weight	Results Achieved	Threshold (50%)	Target (100%)	Maximum (150%)
Rates
Net Cash Flow ($ Millions) (1)	50%	$161 More Than Budget	$150 Less Than Budget	Budget	$150 More Than Budget
Reliability
Equivalent Availability Factor (2)	50%	85.1%	84.1%	86.0%	87.9%
Notes
(1) Net Cash Flow is a non-GAAP measure that is derived from the Statement of Cash Flow.  Net Cash Flow is derived from Net Cash
Provided by Operating Activities plus Net Cash Used in Investing Activities less Net Cash Flow from Change in Fuel Cost Adjustment
Deferral Account. For a reconciliation of this measure to the most comparable GAAP measure, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2) Equivalent Availability Factor is a ratio of actual available generation from all TVA coal, combined cycle, and nuclear generating assets in a given period compared to maximum availability.

Under the methodology for determining payments under the EAIP in 2011, a pool was established that represented the total amount of funds available to pay all EAIP participants, including the Named Executive Officers, except Mr. Kilgore, whose EAIP payout was determined individually.

The amount of the EAIP award pool was determined by (i) calculating an amount for each EAIP participant in accordance with the formula set forth below, and (ii) adding these amounts together:

EAIP Amount	=	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Corporate Goal Achievement (0% to 150%)	X	Corporate Modifier (-20% to +10%)

Based on the results for the corporate performance measures described above for 2011, the corporate goal achievement was equal to 113.16 percent for purposes of calculating the EAIP award pool for 2011.

In 2011, the corporate modifier ranged from -20 percent to +10 percent and allowed Mr. Kilgore the discretion in adjusting the amount of the EAIP pool based on a subjective assessment and consideration of factors that are significant to TVA but are not easily quantifiable. Mr. Kilgore did not apply a corporate modifier to reduce or increase the size of the EAIP award pool for the EAIP participants, including the other Named Executive Officers.

Once the pool was determined, each EAIP participant's individual performance during 2011 was evaluated and used to determine whether any adjustment upwards or downwards should be made to the final annual incentive awards of each EAIP participant, including each participating Named Executive Officer. The individual performance evaluation was conducted by each participant's supervisor after the end of the year based on a purely subjective review by the supervisor of how the participant performed during the year and/or how the business unit over which the participant had responsibility performed during the year. Any adjustment to an EAIP pool participant's final annual incentive award was coordinated across all participants to ensure that the total of all the final annual incentive awards did not exceed the EAIP award pool for 2011.

Following the end of 2011, pursuant to TVA Board delegations described above, Mr. Kilgore as CEO, in consultation with the Committee and with input from individual members of the TVA Board, subjectively evaluated the performance of Mr. Thomas, Mr. McCollum, and Ms. Greene as his direct reports during 2011. Based on his review of Mr. Thomas, Mr. Kilgore decided that Mr. Thomas's individual annual incentive award should not be adjusted. Based on his review of Mr. McCollum, Mr. Kilgore decided that Mr. McCollum's individual annual incentive award should be adjusted downwards by 13 percent because of overall nuclear performance, including the following: Nuclear Regulatory Commission (“NRC”) “red” or “high safety significance” rating in connection with a valve failure at Browns Ferry Nuclear Plant (“Browns Ferry”), delay in completion of the Browns Ferry cooling tower project, reduced availability due to outage planning and execution, and delay in the Watts Bar Nuclear Plant (“Watts Bar”) Unit 2 schedule. Based on his review of Ms. Greene, Mr. Kilgore decided that Ms. Greene's individual annual incentive award should not be adjusted.

Mr. Kilgore and Mr. McCollum (to whom Mr. Swafford directly reports) subjectively evaluated the performance of Mr. Swafford during 2011. Based on this review, Mr. Kilgore and Mr. McCollum decided that Mr. Swafford's annual incentive award should be adjusted downwards by 18 percent because of overall nuclear performance, including the following: NRC “red” or “high safety significance” rating in connection with a valve failure at Browns Ferry, delay in completion of the Browns Ferry cooling tower project, and reduced availability due to outage planning and execution.

As set forth above, Mr. Kilgore was not a part of the EAIP award pool. However, as a participant in the EAIP, the performance measures applicable to the EAIP were also applicable to Mr. Kilgore, and the 113.16 percent achievement of these performance measures formed a baseline for his EAIP award. Following the end of 2011, the Chairman of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, subjectively evaluated the performance of Mr. Kilgore as CEO during 2011. Based on this review, the Chairman of the TVA Board rated Mr. Kilgore's performance for 2011 as being between “meets expectations” and “exceeds expectations” but decided that Mr. Kilgore's final annual incentive award should be adjusted downwards by 7.21 percent because of overall nuclear performance, including the following: NRC “red” or “high safety significance” rating in connection with a valve failure at Browns Ferry, delay in completion of the Browns Ferry cooling tower project, reduced availability due to outage planning and execution, and delay in the Watts Bar Unit 2 schedule.

As a result of the process described above, the Named Executive Officers were awarded the following EAIP payouts for 2011 in comparison to the 2011 target payouts:

2011 EAIP Payouts
NEO	Salary	EAIP Incentive Opportunity	Target EAIP Payout	% Corporate Goal Achievement (with Corporate Modifier)	Individual Performance Adjustment	Final EAIP Payout
Tom Kilgore	$850,000	100%	$850,000	113.16% (1)	(7.21)%	$892,510
John M. Thomas, III	$520,000	65%	$338,000	113.16% (2)	0.00%	$382,481(3)
William R. McCollum, Jr.	$745,514	70%	$521,860	113.16% (2)	(13.00)%	$513,767(3)
Kimberly S. Greene	$650,000	60%	$390,000	113.16% (2)	0.00%	$441,324(3)
Preston D. Swafford	$545,000	80%	$436,000	113.16% (2)	(18.00)%	$404,570(3)
Notes
(1) A corporate modifier was not included in the award calculation for Mr. Kilgore.  Mr. Kilgore was not included in the EAIP award pool in 2011.
(2) For 2011, the CEO did not apply a corporate modifier for EAIP participants.
(3) Calibrated along with payouts to all other EAIP participants to ensure that the total of all awards did not exceed the EAIP award pool.

Awards to the Named Executive Officers under the EAIP for 2011 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the Executive Long-Term Incentive Plan (“ELTIP”). Executives in critical positions are those who make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. The ELTIP has been purposefully designed to properly and competitively reward executives for helping TVA improve in important areas directly related to TVA's long-term success by:

•	Using corporate-level performance criteria that are directly aligned with TVA's mission;

•	Using a “cumulative” performance approach to measure performance achieved for three-year performance cycles;

•
Targeting award opportunities in the final year of each performance cycle at levels that approximate median levels of competitiveness with TVA's peer group and incorporating the Committee's policy of targeting that (i) approximately 80 percent of each executive's total long-term incentive opportunity be performance based (under the ELTIP) and (ii) approximately 20 percent of each executive's total long-term incentive opportunity be retention and security-oriented (under the Long-Term Deferred Compensation Plan (“LTDCP”) as described below under the heading “Long-Term Deferred Compensation”); and

•	Utilizing an award opportunity range of 50 percent to 150 percent of salary to enable payment of awards that are commensurate with performance achievements.

Under the ELTIP, an executive's incentive payment is calculated as follows:

ELTIP Payout	=	Salary	X	Target ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

As discussed above, the objective of the ELTIP is to establish incentive opportunities for each of the Named Executive Officers that approximate 80 percent of each Named Executive Officer’s total long-term compensation based on a percentage of his or her base salary rate at the end of the performance cycle.  Target long-term incentive opportunities of the Named Executive Officers for 2011 were the same as in 2010:

NEO	Target Long-Term Incentive Opportunity*
Mr. Kilgore	150%
Mr. Thomas	125%
Mr. McCollum	100%
Ms. Greene	120%
Mr. Swafford	100%
* Represents a percent of each NEO’s salary.

The long-term incentive opportunities for 2011 were approved by the TVA Board for Mr. Kilgore and by Mr. Kilgore for Mr. Thomas, Mr. McCollum, Ms. Greene, and Mr. Swafford. In each case, the objective for having target ELTIP awards composing approximately 80 percent of total long-term compensation was achieved by keeping these target levels of long-term incentive opportunity for 2011 the same as 2010. In addition, these same target levels of long-term incentive opportunity kept the total compensation of each Named Executive Officer at the percentage of TVA's peer group described above. See Annual Incentive Compensation.

2009 - 2011 Performance Cycle

For the three-year cycle ended September 30, 2011, the TVA Board approved three overall measures of TVA performance to be applied to all participants in the ELTIP:

•	retail rates (distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales);

•	connection point interruptions (the number of interruptions of power at connection points caused by TVA's transmission system); and

•
non-fuel operations and maintenance ("O&M") costs per MWh sales (total operating and maintenance costs excluding costs included in the fuel cost adjustment formula, reagents expense, emissions allowance expense, net nuclear outage amortization/deferral expense, and energy efficiency and demand reduction spending).

Retail rates was chosen as a long-term incentive measure because it is the primary measure for TVA to evaluate and compare the final cost to TVA's retail customers. Connection point interruptions was chosen as a long-term incentive measure because TVA's customers rank reliability as the most critical in importance and are requesting improved performance in all aspects of reliability, including momentary interruptions. Non-fuel O&M costs per MWh sales was chosen as a long-term incentive measure because a continued awareness and emphasis on monitoring and controlling non-fuel O&M expenses is an important measure of competitiveness and allows TVA to position itself for future success.

The goals associated with the retails rates and non-fuel O&M costs performance measures for the cycle ended September 30, 2011, were based on a comparison of TVA's performance to the performance of surveyed regional utilities and transmission providers, respectively, and rolling three-year target comparisons for the surveyed groups were utilized.

The goals approved for the retail rates performance measure for the three-year performance cycle ended September 30, 2011, were as follows:

•	The threshold goal was based on improvement over the last performance cycle;

•
The target goal was TVA's performance ranking in the top 25 percent of a comparison group of regional utilities composed of 23 utilities, which are subsidiaries of 15 holding companies with annual revenues greater than $3.0 billion, in the regional proximity of the TVA service territory (the “ELTIP Retail Rates Comparison Group”); and

•	The maximum goal was TVA's performance ranking in the top 10 percent of the ELTIP Retail Rates Comparison Group's performance.

Retail rate data (retail sales and retail revenue) for the ELTIP Retail Rates Comparison Group was obtained from the

EIA-826 Monthly Electric Utility Database.

Connection point interruptions performance was calculated as the number of interruptions of power at connection points caused by TVA's transmission system measured by the number of interruptions divided by the number of connection points of the three-year cycle ended September 30, 2011, with a target goal (which also served as the threshold goal) of 1.12 and a maximum goal of 0.78.

The goals approved for the non-fuel O&M costs per MWh sales performance measure for the three-year performance cycle ended September 30, 2011, were as follows:

•	The threshold goal was based on improvement over the last performance cycle;

•
The target goal was established based on the 50th percentile of the performance of a comparison group of surveyed transmission providers composed of 18 utilities, which are subsidiaries of 10 holding companies with annual revenues greater than $3.0 billion, in the regional proximity of the TVA service territory (the “ELTIP Non-Fuel O&M Comparison Group”); and

•	The maximum goal was established at the 25th percentile of the ELTIP Non-Fuel O&M Comparison Group's performance.

Non-fuel O&M cost data for the ELTIP Non-Fuel O&M Comparison Group was obtained from FERC Form 1 Data as reported in the Energy Velocity Database.

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the three-year cycle ended September 30, 2011:

ELTIP Performance Goals, Weighting, and Percent of Opportunity
	Goals				Performance Achievement
Performance Measure	Threshold (50%)	Target (100%)	Maximum (150%)	Performance Results	Actual (%)	X	Weight (%)	=	Result (%)
Retail Rate	Improvement Over Last Performance Cycle	Top 25% of Comparison Companies	Top 10% of Comparison Companies	Below Threshold	0%		33.33%		0%
Connection Point Interruption	N/A	1.12	0.78	Maximum	150%		33.33%		50%
Non-Fuel Operations and Maintenance	Improvement Over Last Performance Cycle	Top 50% of Comparison Companies	Top 25% of Comparison Companies	Below Threshold	0%		33.33%		0%
				Overall Percent of Opportunity Achieved					50%

As a part of the ELTIP, the TVA Board reserves discretion to review results and peer group comparisons and to approve adjustments in payouts, if appropriate, given the circumstances.  The TVA Board did not adjust any payout for 2011.

As a result, the Named Executive Officers were awarded the following ELTIP payouts for 2011 in comparison to the 2011 target payouts:

2011 ELTIP Payouts
NEO	Salary	Target ELTIP Incentive Opportunity	Target ELTIP Payout	Percent of Opportunity Achieved	ELTIP Payout
Tom Kilgore	$850,000	150%	$1,275,000	50%	$637,500
John M. Thomas, III	$520,000	125%	$650,000	50%	$325,000
William R. McCollum, Jr.	$745,514	100%	$745,514	50%	$372,757
Kimberly S. Greene	$650,000	120%	$780,000	50%	$390,000
Preston D. Swafford	$545,000	100%	$545,000	50%	$272,500

Awards to the Named Executive Officers under the ELTIP for the performance cycle that ended on September 30, 2011, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

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
Notes
(1) Distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales during this cycle. TVA compares its retail rates to the retail rates of 23 peer regional utilities, which are subsidiaries of 15 holding companies with annual revenues greater than $3.0 billion, in the regional proximity of the TVA service territory.
(2) Load Not Served, which is measured in system minutes, is equal to the product of (1) the percentage of total load not served and (2) the number of minutes in the period, and excludes events during declared major storms.
(3) The Organizational Health Index measures and tracks the organizational elements that drive TVA’s performance culture.  The performance targets are based upon an improvement plan that would result in improvement from the 2009 Organizational Health Index survey (threshold), second quartile performance in 2012 (target), and mid-second quartile performance in 2012 (maximum).
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

2011 - 2013 Performance Cycle

For the three-year cycle ending September 30, 2013, the TVA Board has approved the following overall measures of TVA performance to be applied to all participants in the ELTIP, as revised by the TVA Board at its November 17, 2011 meeting, and described in Item 9B, Other Information:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Retail Rates(1)	40%	Improve to 10.75% gap vs. 2012 Top Quartile	Improve to 10% gap vs. 2012 Top Quartile	Improve to 9% gap vs. 2012 Top Quartile
System Reliability Load Not Served(2)	30%	7.8	5.9	3.8
Responsibility Organizational Health Index(3)	30%	61.0	66.0	71.0
Notes
(1) Distributor reported retail power revenue and directly served power revenue divided by distributor reported retail sales and directly served power sales during this cycle. TVA compares its retail rates to the retail rates of the following peer regional holding company utilities: Southern Company, NextEra Energy Inc., American Electric Power Co. Inc., Duke Energy Corp., Progress Energy Inc., Entergy Corp., Dominion Resources Inc., Ameren Corp., and PPL.
(2) Load Not Served, which is measured in system minutes, is equal to the product of (1) the percentage of total load not served and (2) the number of minutes in the period, and excludes events during declared major storms.
(3) The Organizational Health Index measures and tracks the organizational elements that drive TVA's performance culture. Threshold, target and maximum are based on a five-year plan (from 2009 to 2014) to achieve performance improvement. Threshold is based on incremental improvements leading to median performance in 2013. Target is based on incremental improvements leading to mid-second quartile performance in 2013. Maximum is based on incremental improvements leading to top quartile performance in 2013.

Long-Term Deferred Compensation. Unlike private sector companies in the energy services industry, TVA is a corporate agency and instrumentality of the United States and thus does not have equity securities to provide stock awards, options, or other equity-based awards as a form of compensation for its employees. Although TVA cannot and does not seek to replicate the type of equity-based compensation available at companies in TVA's peer group, TVA does enter into agreements with certain executives, including the Named Executive Officers, that are administered under TVA's long-term deferred compensation plan (“LTDCP”) and provide a retention incentive similar to restricted stock or restricted stock units. The LTDCP agreements are designed to provide retention incentives to executives to encourage them to remain with TVA and to provide, in combination with salary and EAIP and ELTIP incentive awards, a competitive level of total compensation. Under the LTDCP, credits (which may be vested or unvested) are made to an account in an executive's name (typically on an annual basis) for a predetermined period. If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with a deferral election made at the time the LTDCP agreement was entered into. The default return on investment on the credits in executives' accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues, which is credited daily to the balance reflected in the executives' accounts. In the alternative, executives may choose to have their balances adjusted based on the return on certain mutual funds.

Annual LTDCP credits are awarded to the Named Executive Officers in amounts targeted to constitute approximately 20 percent of each Named Executive Officer's total long-term compensation in conjunction with targeted ELTIP compensation described above. Annual credits provided to the Named Executive Officers under LTDCP agreements in 2011 are reported in the “All Other Compensation” column in the Summary Compensation Table. These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table since the credits were placed in deferred compensation accounts in the Named Executives Officers' names.

Descriptions of all current LTDCP agreements with the Named Executive Officers are found following the Grants of Plan-Based Awards Table.

Considerations Specific to Mr. Kilgore. At the beginning of 2011, the Committee, in consultation with its independent executive compensation consultant, Towers Watson, evaluated Mr. Kilgore's overall performance and then-current compensation relative to TVA's peer group to determine whether to recommend adjustments to Mr. Kilgore's compensation to the TVA Board for 2011. After a thorough review, including the consideration of chief executive officer median compensation data provided to the Committee by Towers Watson based on TVA's peer group, the Committee recommended that the TVA Board approve the same compensation and incentive opportunities for Mr. Kilgore for 2011 as for 2010 with one adjustment consisting of an additional incentive-based long-term deferred compensation arrangement under which credits of up to $325,000 per year may be awarded based upon Mr. Kilgore's achievement of specific long-term goals. At its November 4, 2010, meeting, the TVA Board approved the following compensation and incentive opportunities for Mr. Kilgore for 2011 recommended by the Committee: annual salary of $850,000, a target EAIP incentive opportunity of 100 percent of salary, a target ELTIP incentive opportunity of 150 percent of salary, a $300,000 credit under an LTDCP agreement, and a credit of up to $325,000 under an incentive-based long-term deferred compensation arrangement (which is described in Other Agreements below). The deferred compensation credit is reported in both the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table and the "Registrant Contributions in Last FY" column of the Nonqualified Deferred Compensation Table.

Below is a chart comparing the following: (i) total compensation earned by Mr. Kilgore for 2010; (ii) total compensation earned by Mr. Kilgore for 2011; (iii) the 2011 compensation opportunity approved by the TVA Board for Mr. Kilgore at the beginning of 2011; and (iv) the chief executive officer median compensation data provided to the Committee by Towers Watson based on TVA's peer group as discussed above.

CEO Peer Group Compensation Comparison
Compensation Component	TVA CEO Compensation Earned for 2010	TVA CEO Compensation Earned for 2011	TVA CEO Compensation Opportunity for 2011	Towers Watson Chief Executive Officer Median Market Data Range (TVA Peer Group)

Base Salary	$853,269	$853,269	$850,000	$1,150,000

Total Annual Incentive (% of salary)	105%	105%	100%	100% - 105%

Total Cash Compensation	$1,735,161	$1,745,779	$1,700,000	$2,300,000

Total Long-Term Incentive Compensation	75%	50%	150%	290% - 365%

Total Direct Compensation	$2,991,411(1)	$3,008,279(2)	$3,600,000(2)	$6,095,000
Notes
(1) Includes an annual credit of $300,000 provided under a November 2009 LTDCP agreement.
(2) Includes an annual credit of $300,000 provided under a November 2009 LTDCP agreement and the credit opportunity of up to $325,000 under an additional incentive-based long-term deferred compensation arrangement. See information regarding the details of the LTDCP agreement following the Grants of Plan-Based Awards Table.

As was the case in 2010, the Committee's recommendation was lower than the chief executive officer peer group benchmarking compensation data provided by Towers Watson. The Committee made its recommendation taking into account Mr. Kilgore's overall responsibility for TVA as President and CEO, his good overall individual performance in 2010, and several challenges he oversaw at TVA during 2010, which the Committee evaluated in adjusting his final individual annual incentive award downwards by 10 percent for 2010. In addition, the Committee made its recommendation acknowledging the following: the special place and mission of TVA, the belief that Mr. Kilgore's total compensation should be lower than the median market compensation for chief executive officers in TVA's peer group, and the belief that Mr. Kilgore's compensation should be placed at greater risk than any other TVA executive (68 percent of overall target compensation).

As a part of the TVA Board's approval of the compensation and incentive opportunities for Mr. Kilgore for 2011, as recommended by the Committee, the TVA Board delegated to its Chairman, in consultation with the Committee and with input from individual TVA Board members, the authority to set and approve the goals and the periods of performance for such goals under the additional incentive-based long-term deferred compensation arrangement added to Mr. Kilgore's compensation, assess the performance of Mr. Kilgore with respect to the goals, and approve any awards to Mr. Kilgore under this long-term deferred compensation arrangement based on such performance.

Pension Benefits. All of the Named Executive Officers are eligible to participate in the following qualified plans available to, and on the same terms and conditions applicable to, all annual TVA employees:

•Defined benefit plan

-
Cash Balance Benefit Structure (“CBBS”) for employees first hired on or after January 1, 1996, with a pension based on an account that receives pay credits equal to six percent of compensation plus interest.

•401(k) plan

-	For CBBS members, TVA provides matching contributions of 75 cents on every dollar up to 4.5 percent of annual salary.

The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by other companies in TVA's peer group.

In addition, certain executives in critical positions, including each of the Named Executive Officers, as determined by TVA on an individual basis (pursuant to delegations previously described), are eligible to participate in TVA's SERP. The SERP is a non-qualified pension plan that provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS regulations applicable to TVA's qualified plans. TVA provides the SERP to certain executives in critical positions, including the Named Executive Officers, under the belief that these executives should receive an appropriate total retirement benefit based on a similar level of compensation credited under TVA's qualified plans regardless of IRS qualified plan limits. The availability of, and level of benefit provided by, this supplemental pension plan is comparable to similar non-qualified pension plans provided by other companies in TVA's peer group and helps TVA to remain competitive in attracting and retaining top-level executives. Because “compensation” for purposes of SERP includes EAIP, any discretionary action by Mr. Kilgore to eliminate or reduce EAIP payouts by application of the corporate modifier, or by the Chairman of the TVA Board, Mr. Kilgore or Mr. McCollum, as the case may be, based on discretionary action in respect of the Named Executive Officers could reduce SERP benefits to the Named Executive Officers in certain circumstances.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites. In 2011, TVA provided certain executives, including Mr. Thomas, Mr. McCollum, Ms. Greene, and Mr. Swafford, a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs, and insurance. Vehicle allowances are granted on a “business need” basis to a very limited number of executives. The amount of the vehicle allowances granted to the Named Executive Officers is reported in the “All Other Compensation” column in the Summary Compensation Table.

In 2011, TVA offered a Financial Counseling Services Program for a limited number of executives approved by the CEO. Under the program, participants are eligible to receive personal financial counseling services, such as estate planning, investment planning, income tax planning, income tax preparation, and retirement planning. TVA pays the cost of the program for each participant and also pays each participant a gross-up amount that reasonably approximates the additional income and employment taxes estimated to be payable as a result of TVA's payments pursuant to the program. Mr. Thomas and Mr. Swafford are the only Named Executive Officers eligible to participate in the Financial Counseling Services Program. The amount of any cost incurred by TVA on behalf of Mr. Thomas and Mr. Swafford pursuant to this program, including any gross-up amount, is reported in the “All Other Compensation” column in the Summary Compensation Table. The Financial Counseling Services Program will end on December 31, 2011, and TVA will no longer pay the cost of personal financial counseling services for executives following that date.

TVA did not provide any other perquisites to the Named Executive Officers in 2011.

Health and Other Benefits. TVA offers a group of health and other benefits (medical, dental, vision, life and accidental death and disability insurance, and long-term disability insurance) that are available to a broad group of employees. The Named Executive Officers are eligible to participate in TVA's health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.

Other Agreements. As discussed in “Considerations Specific to Mr. Kilgore” above, the TVA Board approved for Mr. Kilgore for 2011 an additional incentive-based long-term deferred compensation arrangement under which credits of up to $325,000 per year may be awarded based upon Mr. Kilgore's achievement of specific long-term goals. As a part of this approval, the TVA Board delegated to its Chairman, in consultation with the Committee and with input from individual members of the TVA Board, the authority to set and approve the goals and the periods of performance for such goals under this incentive-based long-term deferred compensation arrangement, rate the performance of Mr. Kilgore with respect to the goals, and approve any awards to Mr. Kilgore under this long-term deferred compensation arrangement based on such performance. While no new specific goals were established for Mr. Kilgore, the Chairman of the TVA Board subjectively evaluated Mr. Kilgore's performance as CEO for purposes of establishing an award under the arrangement for 2011 by considering the following factors: (i) the TVA Board's rating that Mr. Kilgore's overall performance during the year fully met the TVA Board's expectations, (ii) TVA's financial performance during 2011, (iii) TVA's response to the April storms, (iv) the improvement TVA has made in its organizational health, and (v) the progress TVA has made toward achieving financial flexibility. Based on the consideration of all of these factors, the Chairman of the TVA Board decided to award Mr. Kilgore the maximum credit of $325,000 for 2011 under this long-term deferred compensation arrangement, which will be credited to Mr. Kilgore's deferred compensation plan account and paid to him in a lump-sum upon his separation from service from TVA.

In September 2009, Mr. Kilgore approved a performance arrangement that will provide Mr. Swafford, as long as he remains responsible for managing and directing TVA's Nuclear Generation Group, the opportunity to receive annual performance awards for improvements in the overall performance of any of TVA's nuclear plants based on nuclear power industry peer evaluations. Under the arrangement, Mr. Swafford will receive a lump-sum performance award of $100,000 following each fiscal year in which at least one nuclear plant in TVA's generation portfolio achieves an improved performance evaluation. In the event the performance of any plant drops below that achieved in the most recent evaluation of the plant, no award will be made. All awards will be recommended by the Chief Operating Officer and approved by the CEO at the end of each fiscal year. Based on an overall peer evaluation, Mr. Swafford did not receive an annual performance award under this arrangement for 2011.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table sets forth information regarding compensation earned by each of the Named Executive Officers in 2011 (and 2010 and 2009 as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Kilgore President and Chief Executive Officer	2011 2010 2009	$853,269 $853,269 $853,270	— — —	— — —	— — —	$1,855,010(1) $1,838,142(4) $0	$931,256(2) $595,643(5) $0(6)	$311,025(3) $311,025 $310,350	$3,950,560 $3,598,079 $1,163,620

John M. Thomas, III Chief Financial Officer	2011 2010 2009	$522,000 $410,000 —	— — —	— — —	— — —	$707,481(7) $859,376(10) —	$303,019(8) $177,260 (11) —	$145,394(9) $91,381 —	$1,677,894 $1,538,017 —

William R. McCollum, Jr. Chief Operating Officer	2011 2010 2009	$748,381 $748,381 $748,381	— — —	— — —	— — —	$886,524(12) $1,078,617(15) $559,136(17)	$704,063(13) $335,712(16) $265,870(18)	$222,770(14) $222,770 $222,082	$2,561,738 $2,385,480 $1,795,469

Kimberly S. Greene Group President, Strategy and External Relations	2011 2010 2009	$652,500 $603,942 $527,020	— — —	— — —	— — —	$831,324(19) $1,014,088(22) $393,750(24)	$619,721(20) $536,376(23) $135,091(25)	$272,770(21) $172,770 $172,082	$2,376,315 $2,327,176 $1,227,943

Preston D. Swafford Executive Vice President and Chief Nuclear Officer, Nuclear Generation	2011 2010 2009	$547,865 $527,019 $499,877	— — $100,000(31)	— — —	— — —	$677,070(26) $833,840(29) $558,390(32)	$530,467(27) $325,208(30) $201,516(33)	$195,394(28) $167,711 $147,082	$1,950,796 $1,853,778 $1,506,865

Notes
(1) Represents $892,510 awarded under the EAIP, $637,500 awarded under the ELTIP, and a deferred compensation credit of $325,000 provided under an incentive-based long-term deferred compensation arrangement. See information regarding the description of the arrangement under “Other Agreements.”
(2) Reflects increases of $23,379 under the CBBS and $907,877 under the SERP.
(3) Represents a credit in the amount of $300,000 that vests on November 30, 2011, which was provided under a LTDCP agreement with Mr. Kilgore, and $11,025 in 401(k) employer matching contributions. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”
(4) Represents $881,892 awarded under the EAIP and $956,250 awarded under the ELTIP.
(5) Reflects increases of $18,637 under the CBBS and $577,006 under the SERP.
(6) Reflects an increase of $16,929 under the CBBS and a decrease of $133,752 under the SERP.
(7) Represents $382,481 awarded under the EAIP and $325,000 awarded under the ELTIP.
(8) Reflects increases of $37,077 under the CBBS and $265,942 under the SERP.
(9) Represents credits totaling $100,000, $50,000 of which vested on September 30, 2011, and $50,000 of which vests on September 30, 2013, provided under two separate LTDCP agreements with Mr. Thomas, $11,745 in vehicle allowance payments, $11,025 in 401(k) employer matching contributions, $16,640 in estimated costs TVA paid for financial consulting services, and $5,984 in estimated gross-up amounts that reasonably approximate additional income and employment taxes payable as a result of TVA's payments pursuant to the Financial Counseling Services Program. See information regarding the details of the LTDCP agreements under “Long-Term Deferred Compensation Plan.”
(10) Represents $371,876 awarded under the EAIP and $487,500 awarded under the ELTIP.
(11) Reflects increases of $30,848 under the CBBS and $146,412 under the SERP.
(12) Represents $513,767 awarded under the EAIP and $372,757 awarded under the ELTIP.
(13) Represents increases of $22,704 under the CBBS and $681,359 under the SERP.
(14) Represents a credit in the amount of $200,000 provided under a LTDCP agreement with Mr. McCollum that vested on September 30, 2011, $11,745 in vehicle allowance payments, and $11,025 in 401(k) employer matching contributions. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”
(15) Represents $519,481 awarded under the EAIP and $559,136 awarded under the ELTIP.
(16) Represents increases of $18,404 under the CBBS and $317,308 under the SERP.
(17) Represents $559,136 awarded under the ELTIP.
(18) Represents increases of $15,789 under the CBBS and $250,081 under the SERP.
(19) Represents $441,324 awarded under the EAIP and $390,000 awarded under the ELTIP.
(20) Represents increases of $35,152 under the CBBS and $584,569 under the SERP.
(21) Represents credits totaling $250,000, $100,000 of which vested on September 30, 2011, and $150,000 of which vests on September 30, 2012, provided under two separate LTDCP agreements with Ms. Greene, $11,745 in vehicle allowance payments, and $11,025 in 401(k) employer matching contributions. See information regarding the details of the LTDCP agreements under “Long-Term Deferred Compensation Plan.”
(22) Represents $429,088 awarded under the EAIP and $585,000 awarded under the ELTIP.
(23) Represents increases of $27,331 under the CBBS and $509,045 under the SERP.
(24) Represents $393,750 awarded under the ELTIP.

(25) Represents increases of $20,754 under the CBBS and $114,337 under the SERP.
(26) Represents $404,570 awarded under the EAIP and $272,500 awarded under the ELTIP.
(27) Represents increases of $34,027 under the CBBS and $496,440 under the SERP.
(28) Represents an annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Swafford that vests on September 30, 2013, $11,745 in vehicle allowance payments, $11,025 in 401(k) employer matching contributions, $16,640 in estimated costs TVA paid for financial consulting services, and $5,984 in estimated gross-up amounts that reasonably approximate additional income and employment taxes payable as a result of TVA's payments pursuant to the Financial Counseling Services Program. See information regarding the details of the LTDCP agreement under “Long-Term Deferred Compensation Plan.”
(29) Represents $440,090 awarded under the EAIP and $393,750 awarded under the ELTIP.
(30) Represents increases of $28,526 under the CBBS and $296,682 under the SERP.
(31) Represents a lump sum performance payment awarded for an improved nuclear power industry peer evaluation of Watts Bar Nuclear Plant in 2009.
(32) Represents $164,640 awarded under the EAIP and $393,750 awarded under the ELTIP.
(33) Represents increases of $27,674 under the CBBS and $173,842 under the SERP.

The following table provides information regarding non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive for performance in the performance cycle ended in 2011.

Grants of Plan-Based Awards Table
Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold (2) ($)	Target (2) ($)	Maximum (2) ($)

Tom Kilgore	EAIP(3) ELTIP(4) LTDC(5)	$425,000 $637,500	$850,000 $1,275,000	$1,275,000 $1,912,500 $325,000

John M. Thomas, III	EAIP(3) ELTIP(4)	$169,000 $325,000	$338,000 $650,000	$507,000 $975,000

William R. McCollum, Jr.	EAIP(3) ELTIP(4)	$260,930 $372,757	$521,860 $745,514	$782,790 $1,118,271

Kimberly S. Greene	EAIP(3) ELTIP(4)	$195,000 $390,000	$390,000 $780,000	$585,000 $1,170,000

Preston D. Swafford	EAIP(3) ELTIP(4)	$218,000 $272,500	$436,000 $545,000	$654,000 $817,500

Notes
(1) TVA does not have any equity securities and therefore has no equity-based awards.
(2) Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on 2011 performance.
(3) Target incentive opportunities as a percentage of salaries were as follows:  Mr. Kilgore, 100%; Mr. Thomas, 65%; Mr. McCollum, 70%; Ms. Greene, 60%; and Mr. Swafford, 80%.  EAIP performance measures for 2011 were Net Cash Flow and Equivalent Availability Factor.  Actual EAIP awards earned for performance in 2011 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(4) Target incentive opportunities for the three-year performance cycle ended September 30, 2011 as a percentage of salaries were as follows: Mr. Kilgore, 150%; Mr. Thomas, 125%; Mr. McCollum, 100%; Ms. Greene, 120%; and Mr. Swafford, 100%.  ELTIP performance measures for the three-year cycle ended September 30, 2011, were Retail Rates, Connection Point Interruption, and Non-Fuel Operations and Maintenance Costs.  Actual ELTIP awards earned for the performance cycle ended on September 30, 2011, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(5) Reflects the maximum credit Mr. Kilgore was eligible to receive under an incentive-based long-term deferred compensation arrangement described in Other Agreements. The actual credit to be awarded to Mr. Kilgore is reported under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

Awards under the EAIP and ELTIP will be paid in cash during the first quarter of 2012 with a deferral option.  Mr. McCollum elected to defer 50 percent of his EAIP award earned for 2011. In addition, Mr. McCollum and Mr. Swafford elected to defer 100 percent and 25 percent, respectively, of their ELTIP awards earned for the performance cycle ended on September 30, 2011.

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

In November 2009, TVA entered into a LTDCP agreement with Mr. Kilgore.  Under the terms of the agreement, Mr. Kilgore received deferred compensation credits of $300,000 each on December 1, 2009, and December 1, 2010, and these credits, as well as any earnings on these amounts, vested and will vest on November 30, 2010, and November 30, 2011, respectively. Mr. Kilgore will also receive deferred compensation credits of $300,000 each on December 1, 2011, and December 1, 2012, if he remains employed by TVA on these dates, and these credits, as well as any earnings on these amounts, will vest on November 30, 2012, and November 30, 2013, respectively.  Each credit, and earnings on such credit, will be distributed to Mr. Kilgore in a lump sum at the time of vesting. In the event TVA terminates Mr. Kilgore’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credit, and earnings on such credit, in Mr. Kilgore’s account that is not vested at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Kilgore voluntarily terminates his employment or TVA terminates Mr. Kilgore’s employment for cause prior to the expiration of the agreement, any credit, and earnings on such credit, in Mr. Kilgore’s account that is not vested will be forfeited.

In September 2009, TVA entered into a LTDCP agreement with Mr. Thomas. Under the terms of the agreement, Mr. Thomas received deferred compensation credits of $50,000 on October 1, 2009, and October 1, 2010. Mr. Thomas has vested in his account because he remained employed by TVA until the expiration of the agreement on September 30, 2011.  All credits, and earnings on such credits, in his account were distributed to him in a lump sum following the expiration of the agreement.

In September 2010, TVA entered into a second LTDCP agreement with Mr. Thomas. Under the terms of the agreement, Mr. Thomas received a deferred compensation credit of $50,000 on October 1, 2010, and a deferred compensation credit of $100,000 on October 1, 2011.  Mr. Thomas will also receive a deferred compensation credit in the amount of $100,000 on October 1, 2012, if he remains employed by TVA on that date. Mr. Thomas will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2013.  All vested credits, and earnings on such credits, in his account will be distributed to him in a lump sum following the expiration of the agreement.  In the event TVA terminates Mr. Thomas’s employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Thomas’s account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Thomas voluntarily terminates his employment or TVA terminates Mr. Thomas’s employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Mr. Thomas’s account will be forfeited.

In May 2007, TVA entered into a LTDCP agreement with Mr. McCollum.  Under the terms of the agreement, Mr. McCollum received a deferred compensation credit of $350,000 on May 1, 2007, and deferred compensation credits of $200,000 on October 1, 2007, October 1, 2008, October 1, 2009, and October 1, 2010. Pursuant to the agreement, Mr. McCollum was vested in the first credit of $350,000 at the time the credit was made and vested in any earnings on this amount.  Mr. McCollum has vested in the remaining balance of his account because he remained employed by TVA until the expiration of the agreement on September 30, 2011.  All credits, and earnings on such credits, in his account will be distributed to him in five annual installments following the termination of his employment with TVA.

In September 2007, TVA entered into a LTDCP agreement with Ms. Greene. Under the terms of the agreement, Ms. Greene received a deferred compensation credit of $280,000 on September 4, 2007, and deferred compensation credits of $100,000 on October 1, 2008, October 1, 2009, and October 1, 2010. Pursuant to the agreement, Ms. Greene was vested in the first credit of $280,000 at the time the credit was made and vested in any earnings on this amount. Ms. Greene has vested in the remaining balance of her account because she remained employed by TVA until the expiration of the agreement on September 30, 2011. All credits, and earnings on such credits, in her account will be distributed to her in five annual installments following the termination of her employment with TVA.

In December 2008, TVA entered into a second LTDCP agreement with Ms. Greene. Under the terms of the agreement, Ms. Greene received deferred compensation credits of $50,000 on December 1, 2008, and October 1, 2009, and deferred compensation credits of $150,000 on October 1, 2010, and October 1, 2011. Ms. Greene will vest in her account only if she remains employed by TVA until the expiration of the agreement on September 30, 2012. All vested credits, and earnings on such credits, in her account will be distributed to her in a lump sum following the expiration of the agreement. In the event TVA terminates Ms. Greene's employment during the term of the LTDCP agreement through no act or delinquency of her own, any credits and earnings on those credits in Ms. Greene's account at the time of termination will become vested and distributed to her in a lump sum. If Ms. Greene voluntarily terminates her employment or TVA terminates Ms. Greene's employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Ms. Greene's account will be forfeited.

In December 2010, TVA entered into a LTDCP agreement with Mr. Swafford. Under the terms of the agreement, Mr.

Swafford received a deferred compensation credit of $150,000 on December 1, 2010, and a deferred compensation credit of $100,000 on October 1, 2011. Mr. Swafford will also receive a deferred compensation credit in the amount of $100,000 on October 1, 2012, if he remains employed by TVA on that date. Mr. Swafford will vest in his account only if he remains employed by TVA until the expiration of the agreement on September 30, 2013. All vested credits, and earnings on such credits, in his account will be distributed to him in a lump sum following the expiration of the agreement. In the event TVA terminates Mr. Swafford's employment during the term of the LTDCP agreement through no act or delinquency of his own, any credits and earnings on those credits in Mr. Swafford's account at the time of termination will become vested and distributed to him in a lump sum. If Mr. Swafford voluntarily terminates his employment or TVA terminates Mr. Swafford's employment for cause prior to the expiration of the agreement, all credits, and earnings on such credits, in Mr. Swafford's account will be forfeited.

Retirement and Pension Plans

The following table provides the actuarial present value of the Named Executive Officers’ accumulated benefits, including the number of years of credited service, under TVA’s retirement and pension plans as of September 30, 2011, determined using a methodology and interest rate and mortality rate assumptions that are consistent with those used in the financial statements contained in this Annual Report as set forth in Note 18.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service (1) (#)	Present Value of Accumulated Benefit ($)	Payments During Last Year ($)

Tom Kilgore	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	6.58 9.58(2)	$95,745 $3,329,935	$0 $0
John M. Thomas, III	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	5.83 5.83	$126,734 $453,793	$0 $0
William R. McCollum, Jr.	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	4.42 14.42(3)	$73,103 $3,385,399	$0 $0
Kimberly S. Greene	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	4.08 19.08(4)	$98,364 $1,659,283	$0 $0
Preston D. Swafford	(1) Qualified Plan – CBBS (2) Non-Qualified – SERP Tier 1	5.42 10.42(5)	$119,442 $1,335,973	$0 $0

Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Kilgore has been granted three additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits associated with the additional three years of credited service has been waived.  In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the actual pension benefit he will receive as a participant in the CBBS.
(3) Mr. McCollum has been granted 10 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes only and will not count toward the minimum five-year vesting requirement.  In the event Mr. McCollum voluntarily terminates his employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived as long as the termination is considered acceptable to TVA, and Mr. McCollum will be eligible to receive benefits payable in five annual installments following termination.  The present value of this benefit as of September 30, 2011, is $3,385,399.  Without waiving the vesting requirement and granting the additional years of credited service, the present value of Mr. McCollum's accumulated benefit would be $0.
(4) Ms. Greene has been granted 15 additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit she will be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  In the event that Ms. Greene voluntarily terminates her employment with TVA or is terminated for cause prior to satisfying the minimum five-year vesting requirement, no benefits will be provided under the SERP.  In the event of termination for any other reason, prior to five years of employment, the five-year vesting requirement will be waived and the benefit Ms. Greene will be eligible to receive will be payable no earlier than age 55.  As of September 30, 2011, the present value of this benefit is $1,659,283.  Without the additional years of credited service, the present value of Ms. Greene's accumulated benefit would be $0.
(5) Mr. Swafford has been granted five additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits has been waived.  The additional years of credited service will be used for SERP benefit calculation purposes.  In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  The present value of this benefit as of September 30, 2011, is $1,335,973.

Qualified Defined Benefit Plan.  TVA sponsors a qualified defined benefit plan with two structures for employees, including the Named Executive Officers, which is administered by the TVA Retirement System.  The structures are the Original Benefit Structure ("OBS") and the CBBS.  Participation in the OBS is limited to employees who were covered under the plan prior to January 1, 1996.  All employees first hired by TVA on or after January 1, 1996, participate in the CBBS.  As with any other qualified retirement plan, there are limits on employee and employer contributions and compensation that can be counted for benefit calculations set by the TVA Retirement System rules and IRS regulations.

All of the Named Executive Officers are members of the CBBS.  Under the CBBS, each member has a cash balance account that receives pay credits equal to six percent of his/her compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table, although compensation could not exceed $245,000 in 2011 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is three percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ending on the previous October 31.  The minimum interest rate is six percent and the maximum interest rate is 10 percent unless the TVARS Board, with TVA’s approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member’s actual age in years and months.

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

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2011 and already reported in the Summary Compensation Table but rather the amounts of compensation earned by the Named Executive Officers in 2011 or prior years that was or has been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE (2) ($)
Tom Kilgore	$0	$625,000 (3)	$90,141	$0	$3,970,387 (4)
John M. Thomas, III	$0	$100,000 (5)	$3,669	$0	$51,179 (6)
William R. McCollum, Jr.	$629,641 (7)	$200,000 (8)	$(145,200)	$0	$3,807,203 (9)
Kimberly S. Greene	$0	$250,000(10)	$21,322	$0	$898,766(11)
Preston D. Swafford	$68,125(12)	$150,000(13)	$14,808	$0	$655,056(14)

Notes
(1)  Includes vested and unvested earnings. Because none of the amounts is above market earnings under SEC rules, none of these amounts is included in the Summary Compensation Table.
(2)  Includes vested and unvested contributions and earnings.
(3)   Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore (reported in the “All Other Compensation” column in the Summary Compensation Table) and a credit of $325,000 to be awarded under an additional incentive-
based long-term deferred compensation agreement (reported in the "Non-Equity Incentive Plan Compensation" column in the Summary
Compensation Table).
(4) The $325,000 amount reported in "Registrant Contributions in Last FY" column will be credited to his account in the first quarter of 2012 and is not included in the balance. A total of $2,911,522 was reported as compensation to Mr. Kilgore in the Summary Compensation Tables in previous years.
(5)  Represents credits totaling $100,000, $50,000 of which vested on September 30, 2011, and $50,000 of which vests on September 30,
2013, provided under two separate LTDCP agreements with Mr. Thomas (reported in the “All Other Compensation” column in the Summary
Compensation Table).
(6)  Includes a total of $51,179 of contributions and earnings that were not vested as of September 30, 2011.
(7)  Mr. McCollum elected to defer 50 percent of the $513,767 to be awarded under the EAIP for the performance period that ended on
September 30, 2011 and 100 percent of the $372,757 to be awarded under the ELTIP for the performance cycle that ended on September 30, 2011 (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table).
(8)  Represents an annual credit in the amount of $200,000 that vested on September 30, 2011, which was provided under an agreement with Mr. McCollum (reported in the “All Other Compensation” column in the Summary Compensation Table).
(9)  The amount reported in “Executive Contributions in Last FY” column will be credited to his account in the first quarter of 2012 and is not included in the balance. A total of $3,601,622 was reported as compensation to Mr. McCollum in the Summary Compensation Tables in
previous years.
(10) Represents credits totaling $250,000, $100,000 of which vested on September 30, 2011, and $150,000 of which vests on September 30, 2012, provided under two separate LTDCP agreements with Ms. Greene (reported in the “All Other Compensation” column in the Summary Compensation Table).
(11)  Includes a total of $260,256 of contributions and earnings that were not vested as of September 30, 2011. A total of $580,000 was reported as compensation to Ms. Greene in the Summary Compensation Tables in previous years.
(12) Mr. Swafford elected to defer 25 percent of the $272,500 to be awarded under the ELTIP for the performance cycle that ended on
September 30, 2011 (reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Table).
(13) Represents an unvested annual credit in the amount of $150,000 provided under a LTDCP agreement with Mr. Swafford (reported in the
“All Other Compensation” column in the Summary Compensation Table).
(14) Includes a total of $153,073 of contributions and earnings that were not vested as of September 30, 2011. The amount reported in
“Executive Contributions in Last FY” column will be credited to his account in the first quarter of 2012 and is not included in the balance. A total of $446,876 was reported as compensation to Mr. Swafford in the Summary Compensation Tables in previous years.

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

Participants in the EAIP and ELTIP, including the Named Executive Officers, were permitted to elect to defer all or a portion of their awards (25, 50, 75, or 100 percent) received under the plans for 2011.  Participants in the LTDCP, including the Named Executive Officers, may be eligible to defer credits awarded under their LTDCP agreements by making an election at the time they enter into the LTDCP agreements.

Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability

The tables below show certain potential payments that would have been made to each Named Executive Officer if his or her employment had been terminated on September 30, 2011, under various scenarios.  All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

Tom Kilgore	Retirement/Resignation	Termination without Cause	Termination with Cause	Death/ Disability
Severance Agreement(1)	$0	$2,975,000	$0	$0
LTDCP	$0	$305,953	$0	$305,953
SERP	$3,329,935(2)	$3,329,935(2)	$0	$3,329,935(3)
Deferred Compensation(4)	$3,664,434	$3,664,434	$3,664,434	$3,664,434
Total Value of Potential Payments	$6,994,369	$10,275,322	$3,664,434	$7,300,322
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
(2) Represents the present value of the accumulated benefit.  Actual benefit would be paid in five annual installments.
(3) Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivors benefit.
(4) Amounts that Mr. Kilgore earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

John M. Thomas, III	Retirement/Resignation	Termination without Cause	Termination with Cause	Death/ Disability
Severance Agreement(1)	$0	$0	$0	$0
LTDCP	$0	$51,179	$0	$51,179
SERP	$453,793(2)	$453,793(2)	$0	$453,793(3)
Deferred Compensation	$0	$0	$0	$0
Total Value of Potential Payments	$453,793	$504,972	$0	$504,972
Notes
(1)  Mr. Thomas does not have a severance agreement with TVA.
(2)  Represents the present value of the accumulated benefit and assumes the termination is an approved termination under SERP.  If the termination had taken place on September 30, 2011, the benefit would, however, have been reduced by 5/12 percent for each month from November 15, 2018 (age 55) to November 15, 2025 (age 62).  Actual benefit would be paid in five annual installments.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivors benefit.

William R. McCollum, Jr.	Retirement/Resignation	Termination without Cause	Termination with Cause	Death/ Disability
Severance Agreement(1)	$0	$0	$0	$0
LTDCP	$0	$0	$0	$0
SERP	$0(2)	$0(2)	$0	$3,385,399(3)
Deferred Compensation(4)	$3,807,203	$3,807,203	$3,807,203	$3,807,203
Total Value of Potential Payments	$3,807,203	$3,807,203	$3,807,203	$7,192,602
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
(4) Amounts that Mr. McCollum earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Kimberly S. Greene	Retirement/Resignation	Termination without Cause	Termination with Cause	Death/ Disability
Severance Agreement(1)	$0	$2,080,000	$0	$0
LTDCP	$0	$260,257	$0	$260,257
SERP	$0	$1,659,283(2)	$0	$1,659,283(3)
Deferred Compensation(4)	$638,510	$638,510	$638,510	$638,510
Total Value of Potential Payments	$638,510	$4,638,050	$638,510	$2,558,050
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
(2)  Represents the present value of the accumulated benefit and assumes the termination is an approved termination under SERP.  If the termination had taken place on September 30, 2011, the benefit would, however, have been reduced by 5/12 percent for each month from October 5, 2021 (age 55) to October 5, 2028 (age 62).  Actual benefit would be paid in five annual installments.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivors benefit.
(4) Amounts that Ms. Greene earned in past years but elected to defer, which are payable pursuant to elections she made and applicable IRS rules.

Preston D. Swafford	Retirement/Resignation	Termination without Cause	Termination with Cause	Death/ Disability
Severance Agreement(1)	$0	$0	$0	$0
LTDCP	$0	$153,073	$0	$153,073
SERP	$1,335,973(2)	$1,335,973(2)	$0	$1,335,973(3)
Deferred Compensation(4)	$501,983	$501,983	$501,983	$501,983
Total Value of Potential Payments	$1,837,956	$1,991,029	$501,983	$1,991,029
Notes
(1) Mr. Swafford does not have a severance agreement with TVA.
(2) Represents the present value of the accumulated benefit and assumes the termination is an approved termination under SERP.  If the termination had taken place on September 30, 2011, the benefit would, however, have been reduced by 5/12 percent for each month from January 24, 2015 (age 55) to January 24, 2022 (age 62).  Actual benefit would be paid in five annual installments.
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

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  Under the TVA Act, each of TVA’s directors receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which provides for adjustments in the annual rates of pay of employees on the Executive Schedule of the United States Government.  As discussed under “Federal Salary Freeze,” pursuant to federal legislation, there will be a two-year freeze on these statutory pay adjustments to TVA director stipends, which applies to calendar years 2011 and 2012. Accordingly, as of September 30, 2011, the base stipend for TVA directors was and remains $48,900 per year unless (1) the director is the chair of a TVA Board committee, in which case the stipend is and remains $50,000 per year, or (2) the director is the Chairman of the TVA Board, in which case the stipend is and remains $54,500 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses that they incur in attending meetings and for other official TVA business in the same manner as other persons employed intermittently in federal government service.

The annual stipends provided by the TVA Act for each director and to the Chairman of the TVA Board as of November 17, 2011, were as follows:

TVA Board Annual Stipends
Name	Annual Stipend ($)

Dennis C. Bottorff	$54,500
Marilyn A. Brown	$50,000
Robert M. Duncan	$50,000
Thomas C. Gilliland	$50,000
Bishop William H. Graves	$50,000
Barbara S. Haskew	$48,900
Richard C. Howorth	$48,900
Neil G. McBride	$48,900
William B. Sansom	$50,000

The following table set outs the compensation received by TVA’s directors during 2011.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation ($)	Total ($)
Dennis C. Bottorff (2)	$54,711	—	—	—	—	$547	$55,258
Marilyn A. Brown (3)	$48,629	—	—	—	—	$1,603	$50,232
Robert M. Duncan (2)	$50,190	—	—	—	—	$502	$50,692
Thomas C. Gilliland (2)	$50,190	—	—	—	—	$502	$50,692
Bishop William H. Graves	$50,190	—	—	—	—	$502	$50,692
Barbara S. Haskew (4)	$48,186	—	—	—	—	$1,549	$49,735
Richard C. Howorth (5)	$10,909	—	—	—	—	$54	$10,963
Neil G. McBride (6)	$48,186	—	—	—	—	$2,029	$50,215
William B. Sansom (7)	$48,629	—	—	—	—	$1,647	$50,276
Howard A. Thrailkill (8)	$11,538	—	—	—	—	$481	$12,019
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
(2) Messrs. Bottorff, Duncan and Gilliland's terms as a director expired on May 18, 2011, but they are authorized to remain in office until the end of the current session of Congress or until a successor takes office.
(3) Ms. Brown was appointed to the TVA Board on October 7, 2010.
(4) Ms. Haskew was appointed to the TVA Board on October 7, 2010.
(5) Mr. Howorth was appointed to the TVA Board on July 13, 2011.
(6) Mr. McBride was appointed to the TVA Board on October 7, 2010.
(7) Mr. Sansom was reappointed to the TVA Board on October 7, 2010. Mr. Sansom previously served as a director until his previous term ended on December 24, 2009.
(8) Mr. Thrailkill’s term as a director expired on May 19, 2010, but he was entitled to remain in office until December 24, 2010, the end of the then-current session of Congress, because a successor was not appointed during that period.

The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVA Retirement System and do not participate in TVA’s SERP.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System (“FERS”).  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan (“TSP”).  As members of FERS, each director is required to make a mandatory small contribution of 0.8 percent of his or her stipend to the Basic Benefit Plan.

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

Directors may also retire with an immediate benefit under FERS if they reach their minimum retirement age based on type of retirement and years of service and have accumulated at least 10 years of FERS creditable service.  For directors who reach the minimum retirement age and have at least 10 years of FERS creditable service, the annuity will be reduced by five percent for each year the director is under age 62.

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

TVA offers a group of health and other benefits (medical, dental, vision, life and accidental death and disability insurance, and long-term disability insurance) that are available to a broad group of employees. Directors are eligible to participate in TVA's health benefit plans and other non-retirement benefit plans on the same terms and at the same contribution rates as other TVA employees.

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following three directors: Bishop William H. Graves, Chair, Dennis C. Bottorff, and Barbara S. Haskew.

No executive officer of TVA serves on the board of an entity which in turn has an executive officer of the entity serving as a director of TVA.

Compensation Committee Report

The People and Performance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

PEOPLE AND PERFORMANCE COMMITTEE

Bishop William H. Graves, Chair
Dennis C. Bottorff
Barbara S. Haskew

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

The previously described restrictions are reflected in TVA’s Standard Programs and Processes 11.8.1, Business Ethics, which requires employees, including TVA’s directors and executive officers, to comply with the guidelines outlined in the Standards of Ethical Conduct and which restates the standard of the conflict of interest statute.

Additionally, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA’s directors and executive officers.  The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies.  It also establishes an additional policy that is applicable to TVA’s directors and Chief Executive Officer, which provides as follows:

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

TVA also has a protocol titled the “Obtaining Things of Value From TVA Protocol” (the “Protocol”).  The Protocol describes what a TVA employee or a member of the TVA Board should do if a person covered by the Protocol asks for assistance in obtaining something of value from TVA.

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

Other Relationships

TVA is engaged in any number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of “related parties” for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the DOE.  See Item 1, Business.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  TVA did not borrow under the facility during 2011. This credit facility matures on September 30, 2012 and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements was made possible by the 1959 amendments to the TVA Act.  See Note 11 — Credit Facility Agreements.

In addition, TVA makes payments to the U.S. Treasury as a repayment of and a return on the the government's appropriation investment in TVA's power facilities ("Power Program Appropriation Investment").  Under the TVA Act, TVA is required to repay $1.0 billion of the Power Program Appropriation Investment, and $50 million of this amount remained unpaid as of September 30, 2011.  Once TVA repays this $50 million, there will still be an outstanding balance on the Power Program Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Note 15 — Appropriation Investment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for the audit and audit-related services for the years ended September 30, 2011 and 2010.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	All Other Fees	Total
2011	Ernst & Young LLP	$2,472,853	$—	—	$2,472,853
2010	Ernst & Young LLP	$2,090,325	$—	—	$2,090,325
Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; audit of TVA's special purpose financial statements for the preparation and audit of the FY 2011 federal consolidated financial statements of which TVA is a component; and Bond offering comfort letters.

The TVA Board has an Audit, Risk, and Regulation Committee.  Under the TVA Act, the Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA’s Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA’s external auditor for the 2009, 2010, and 2011 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit, Risk, and Regulation Committee pre-approved all audit and audit-related services for 2010 and 2011.

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

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2011
Allowance for doubtful accounts
Receivables	$2	$—	$(1)	$1
Loans	13	—	(2)	11

Total allowances deducted from assets	$15	$—	$(3)	$12
For the year ended September 30, 2010
Allowance for doubtful accounts
Receivables	$2	$—	$—	$2
Loans	13	1	(1)	13

Total allowances deducted from assets	$15	$1	$(1)	$15
For the year ended September 30, 2009
Allowance for doubtful accounts
Receivables	$2	$—	$—	$2
Loans	13	1	(1)	13

Total allowances deducted from assets	$15	$1	$(1)	$15

(3)           List of Exhibits.

Exhibit No.	Description
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

10.2
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

10.3
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.4
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

10.6
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.7
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.13
Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.16 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.14
Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.15
Supplement No. 3 Dated as of April 17, 2009, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.15 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313).

10.16
Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.17
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.18
First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.19
Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.20
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.21
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.29†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.30†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.32†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.35†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.36†	Overview of Financial Counseling Services Program (Incorporated by reference to Exhibit 10.31 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.37†	Offer Letter to Tom Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.38†
Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.39†
Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 (Incorporated by reference to Exhibit 10.27 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†
First Deferral Agreement Between TVA and Tom Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.41†
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.42†
First Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009  (Incorporated by reference to Exhibit 10.7 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.43†
Second Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.44†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.45†
First Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.46†
Second Deferral Agreement Between TVA and Kimberly S. Greene Dated as of December 20, 2008 (Incorporated by reference to Exhibit 10.43 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.47†
First Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.48†
Second Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010 (Incorporated by reference to Exhibit 10.4 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS**	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	November 17, 2011		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Kilgore	President and Chief Executive Officer	November 17, 2011
Tom Kilgore	(Principal Executive Officer)

/s/ John M. Thomas, III	Chief Financial Officer	November 17, 2011
John M. Thomas, III	(Principal Financial Officer)

/s/ Steve Byone	Vice President and Controller	November 17, 2011
Steve Byone	(Principal Accounting Officer)

/s/ Dennis C. Bottorff	Chairman and Director	November 17, 2011
Dennis C. Bottorff

/s/ Marilyn A. Brown	Director	November 17, 2011
Marilyn A. Brown

/s/ Robert M. Duncan	Director	November 17, 2011
Robert M. Duncan

/s/ Thomas C. Gilliland	Director	November 17, 2011
Thomas C. Gilliland

/s/ Richard C. Howorth	Director	November 17, 2011
Richard C. Howorth

/s/ Bishop William H. Graves	Director	November 17, 2011
Bishop William H. Graves

/s/ Barbara S. Haskew	Director	November 17, 2011
Barbara S. Haskew

/s/ Neil G. McBride	Director	November 17, 2011
Neil G. McBride

/s/ William B. Sansom	Director	November 17, 2011
William B. Sansom

EXHIBIT INDEX

Exhibit No.	Description
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

10.2
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

10.3
Amended and Restated Fall Maturity Credit Agreement Dated as of January 14, 2011, Among TVA, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, Bank of America, N.A., as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.4
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

10.6
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.7
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.8
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.9
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.10
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12*
Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.13
Supplement No. 1 Dated as of September 2, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.16 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.14
Supplement No. 2 Dated as of September 30, 2008, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.15
Supplement No. 3 Dated as of April 17, 2009, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.15 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313).

10.16
Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.17
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.18
First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.19
Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.20
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.21
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.22*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.23*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.24*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.25*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.29†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.30†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.32†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.35†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.36†	Overview of Financial Counseling Services Program (Incorporated by reference to Exhibit 10.31 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.37†	Offer Letter to Tom Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.38†
Offer Letter to William R. McCollum, Jr., Accepted as of March 9, 2007 (Incorporated by reference to Exhibit 10.26 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.39†
Offer Letter to Kimberly S. Greene Accepted as of August 3, 2007 (Incorporated by reference to Exhibit 10.27 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†
First Deferral Agreement Between TVA and Tom Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.41†
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.42†
First Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009  (Incorporated by reference to Exhibit 10.7 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.43†
Second Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.44†
Deferral Agreement Between TVA and William R. McCollum, Jr., Dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.33 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.45†
First Deferral Agreement Between TVA and Kimberly S. Greene Dated as of September 4, 2007 (Incorporated by reference to Exhibit 10.34 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.46†
Second Deferral Agreement Between TVA and Kimberly S. Greene Dated as of December 20, 2008 (Incorporated by reference to Exhibit 10.43 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.47†
First Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.48†
Second Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010 (Incorporated by reference to Exhibit 10.4 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS**	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

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