Form 10-Q
period 2011-12-31
Tennessee Valley Authority
filed 2012-02-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Statements of Operations (unaudited)..................................................................................................................................	7
Balance Sheets (unaudited)..................................................................................................................................................	8
Statements of Cash Flows (unaudited).................................................................................................................................	9
Statements of Changes in Proprietary Capital (unaudited)...................................................................................................	10
Notes to Financial Statements (unaudited)...........................................................................................................................	11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	38
Executive Overview...............................................................................................................................................................	38
2012 Challenges and Key Initiatives.....................................................................................................................................	38
Liquidity and Capital Resources............................................................................................................................................	41
Results of Operations............................................................................................................................................................	44
Critical Accounting Policies and Estimates...........................................................................................................................	47
Changes in Ratemaking Impacting Accounting.....................................................................................................................	47
New Accounting Standards and Interpretations....................................................................................................................	48
Corporate Governance..........................................................................................................................................................	48
Environmental Matters..........................................................................................................................................................	48
Legal Proceedings................................................................................................................................................................	49

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	49

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	49
Disclosure Controls and Procedures......................................................................................................................................	49
Changes in Internal Control over Financial Reporting............................................................................................................	50

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	51

ITEM 1A. RISK FACTORS...........................................................................................................................................................	51

ITEM 6. EXHIBITS.......................................................................................................................................................................	52

SIGNATURES...............................................................................................................................................................................	53

EXHIBIT INDEX............................................................................................................................................................................	54

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the three months ended December 31, 2011 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CMP	Conference of the Parties serving as the Meeting of Parties
CO2	Carbon dioxide
COLA	Cost of living adjustment
COP	Conference of the Parties to the UN Framework Convention on Climate Change
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset values
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
PSD	Prevention of Significant Deterioration
QTE	Qualified technological equipment and software
REIT	Real estate investment trust
SACE	Southern Alliance for Clean Energy
SEC	Securities and Exchange Commission

SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TWQCB	Tennessee Water Quality Control Board
XBRL	eXtensible Business Reporting Language

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

•	The requirement or decision to make additional contributions to TVA's pension or other post-retirement benefit plans or to TVA's Nuclear Decommissioning Trust (“NDT”);

•	Events at a TVA nuclear facility, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, and damage to the property of others;

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Nuclear Plant (“Watts Bar”) Unit 2 and Bellefonte Nuclear Plant (“Bellefonte”) Unit 1, or cause TVA to forego future construction at these or other facilities;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•	Fines, penalties, natural resource damages, and settlements associated with the Kingston Fossil Plant ("Kingston") ash spill;

•	The outcome of legal and administrative proceedings;

•	Significant changes in demand for electricity;

•	Addition or loss of customers;

•	The continued operation, performance, or failure of TVA's generation, transmission, and related assets, including coal combustion residual (“CCR”) facilities;

•
Modernizing aging coal-fired generating units and installing emission control equipment to meet existing and anticipated emissions reduction requirements which could render continued operation of many of these units not cost-effective and result in their removal from service, perhaps permanently;

•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental laws or regulations affecting TVA's fuel suppliers or transporters;

•	Purchased power price volatility and disruption of purchased power supplies;

•
Events involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA's transmission system is a part, as well as inadequacies in the supply of water to TVA's generation facilities;

•	Inability to obtain regulatory approval for the construction or operation of assets;

•	Weather conditions;

•
Catastrophic events such as fires, earthquakes, solar events, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA's service area;

•	Restrictions on TVA's ability to use or manage real property currently under its control;

•	Reliability and creditworthiness of counterparties;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;

•	Changes in the market price of equity securities, debt securities, and other investments;

•	Changes in interest rates, currency exchange rates, and inflation rates;

•	Rising pension and health care costs;

•	Increases in TVA's financial liability for decommissioning its nuclear facilities and retiring other assets;

•	Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or reaching its debt ceiling and changes in TVA's borrowing authority;

•
An increase in TVA's cost of capital which may result from, among other things, changes in the market for TVA's debt securities, changes in the credit rating of TVA or the U.S. government, and an increased reliance by TVA on alternative financing arrangements as TVA approaches its debt ceiling;

•	Changes in the economy and volatility in financial markets;

•	Inability to eliminate identified deficiencies in TVA's systems, standards, controls, and corporate culture;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA's information technology assets to operate as planned and the failure of TVA's cyber security program to protect TVA's information technology assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred; and

•	Unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2012, 2011, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 STATEMENTS OF OPERATIONS (Unaudited)
 (in millions)

	Three Months Ended December 31
	2011	2010
Operating revenues
Sales of electricity	$2,540	$2,800
Other revenue	28	28
Total operating revenues	2,568	2,828
Operating expenses
Fuel	640	738
Purchased power	319	360
Operating and maintenance	880	883
Depreciation and amortization	441	432
Tax equivalents	151	145
Total operating expenses	2,431	2,558
Operating income	137	270
Other income (expense), net	9	11
Interest expense
Interest expense	358	358
Allowance for funds used during construction and nuclear fuel expenditures	(39)	(29)
Net interest expense	319	329
Net income (loss)	$(173)	$(48)
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
 BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2011	September 30, 2011
Current assets	(Unaudited)
Cash and cash equivalents	$213	$507
Restricted cash and investments	11	11
Accounts receivable, net	1,411	1,739
Inventories, net	1,177	1,028
Regulatory assets	769	543
Other current assets	167	215
Total current assets	3,748	4,043

Property, plant, and equipment
Completed plant	44,498	44,187
Less accumulated depreciation	(20,963)	(20,643)
Net completed plant	23,535	23,544
Construction in progress	4,773	4,662
Nuclear fuel	1,193	1,073
Capital leases	31	26
Total property, plant, and equipment, net	29,532	29,305

Investment funds	1,256	1,168

Regulatory and other long-term assets
Regulatory assets	11,384	11,505
Other long-term assets	289	372
Total regulatory and other long-term assets	11,673	11,877

Total assets	$46,209	$46,393

LIABILITIES AND PROPRIETARY CAPITAL
Current liabilities
Accounts payable and accrued liabilities	$1,651	$1,840
Environmental cleanup costs - Kingston ash spill	128	182
Accrued interest	351	403
Current portion of leaseback obligations	80	80
Current portion of energy prepayment obligations	105	105
Regulatory liabilities	297	280
Short-term debt, net	785	482
Current maturities of long-term debt	1,558	1,537
Total current liabilities	4,955	4,909

Other liabilities
Post-retirement and post-employment benefit obligations	6,018	6,007
Asset retirement obligations	3,175	3,138
Other long-term liabilities	2,388	2,405
Leaseback obligations	1,197	1,202
Energy prepayment obligations	585	612
Environmental cleanup costs - Kingston ash spill	223	194
Regulatory liabilities	205	285
Total other liabilities	13,791	13,843

Long-term debt, net	22,369	22,412

Total liabilities	41,115	41,164

Proprietary capital
Power program appropriation investment	303	308
Power program retained earnings	4,257	4,429
Total power program proprietary capital	4,560	4,737
Nonpower programs appropriation investment, net	627	630
Accumulated other comprehensive income (loss)	(93)	(138)
Total proprietary capital	5,094	5,229

Total liabilities and proprietary capital	$46,209	$46,393
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
 STATEMENTS OF CASH FLOWS (Unaudited)
 For the three months ended December 31
 (in millions)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(173)	$(48)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	446	437
Nuclear refueling outage amortization cost	—	19
Amortization of nuclear fuel cost	67	52
Non-cash retirement benefit expense	152	116
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	86	98
Fuel cost tax equivalents	10	17
Environmental cleanup costs – Kingston ash spill – non cash	18	19
Changes in current assets and liabilities
Accounts receivable, net	334	248
Inventories and other, net	(338)	(173)
Accounts payable and accrued liabilities	(258)	(143)
Accrued interest	(51)	(52)
Pension contributions	(1)	—
Environmental cleanup costs – Kingston ash spill, net	(25)	(42)
Other, net	16	6
Net cash provided by operating activities	257	528
Cash flows from investing activities
Construction expenditures	(661)	(621)
Nuclear fuel expenditures	(165)	(117)
Loans and other receivables
Advances	—	(11)
Repayments	4	3
Other, net	—	(1)
Net cash used in investing activities	(822)	(747)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases	(19)	(5)
Short-term debt issues (redemptions), net	303	192
Payments on leases and leaseback financing	(6)	(47)
Payments to U.S. Treasury	(7)	(7)
Net cash provided by financing activities	271	133
Net change in cash and cash equivalents	(294)	(86)
Cash and cash equivalents at beginning of period	507	328
Cash and cash equivalents at end of period	$213	$242
The accompanying notes are an integral part of these financial statements.

TENNESSEE VALLEY AUTHORITY
STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended December 31, 2011 and 2010
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	—	(45)	(3)	—	(48)	$(48)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	49	49	49
Reclassification to earnings from cash flow hedges	—	—	—	7	7	7
Total other comprehensive income (loss)	—	—	—	56	56	56
Total comprehensive income (loss)						$8
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at December 31, 2010 (unaudited)	$323	$4,217	$637	$(39)	$5,138

Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(170)	(3)	—	(173)	$(173)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	42	42	42
Reclassification to earnings from cash flow hedges	—	—	—	3	3	3
Total other comprehensive income (loss)	—	—	—	45	45	45
Total comprehensive income (loss)						$(128)
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at December 31, 2011 (unaudited)	$303	$4,257	$627	$(93)	$5,094
The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

In response to a request by President Franklin D. Roosevelt, the U.S. Congress in 1933 enacted legislation creating the Tennessee Valley Authority (“TVA”), a corporate agency and instrumentality of the United States.  TVA was initially created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

Today, TVA operates the nation's largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million people.

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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, and other evidences of indebtedness (“Bonds”).  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury in repayment of, and as a return on, the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and nonpower or stewardship properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States of America ("GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA's only operating segment.

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

payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or federal regulatory body.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2012, 2011, etc.) refer to TVA's fiscal years unless they are proceeded by “CY,” in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is “self regulated.”  Additionally, TVA's regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA assumes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred, because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its interim financial statements in conformity with GAAP for interim financial information. Accordingly, TVA's interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2011, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2011 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements.  Although the financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial conditions, results of operations, or cash flows.

Reclassifications

                Certain reclassifications have been made to the 2011 financial statement to conform to the 2012 presentation.  In the Cash flows from operating activities section of the Statements of Cash Flows, $17 million previously reported as changes in Accounts payable and accrued liabilities for the three months ended December 31, 2010, was reclassified as Fuel cost tax equivalents.

                Sales of electricity for the three months ended December 31, 2010 previously reported in the Statement of Operations as Sales of electricity to Municipalities and cooperatives of $2,386 million,  Industries directly served of $382 million, and Federal agencies and other of $32 million have been combined and reported as Sales of electricity of $2,800 million.

Operating expense of $1,098 million for the three months ended December 31, 2010, previously reported as Fuel and purchased power expense on the Statement of Operations, have been reclassified as Fuel expense of $738 million and Purchased power expense of $360 million.

        Interest on debt and leaseback obligations and Amortization of debt discount, issue, and reacquisition costs, net have been combined for the three months ended December 31, 2010, and are shown as Interest expense in the Statements of Operations.  Interest expense for the three months ended December 31, 2010, was $353 million and Amortization of debt discount, issue, and reacquisition costs, net was $5 million.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA's estimate of probable losses inherent in its accounts and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements after 90 days.  It also reflects TVA's corporate credit department's assessment of the financial condition of customers and the credit quality of the receivables.

2.  Impact of New Accounting Standards and Interpretations

There were no accounting standards and interpretations that became effective for TVA during the quarter ended December 31, 2011 that, if adopted, would have materially affected  its financial condition, results of operations, or cash flows.

            The following accounting standards have been issued, but as of December 31, 2011, were not effective and had not been adopted by TVA.

Fair Value Measurement.  In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to achieve common fair value measurement and disclosure requirements to create consistency between GAAP and International Financial Reporting Standards ("IFRS”).  TVA does not expect the adoption of this guidance will materially affect its financial condition, results of operations, or cash flows.  These changes became effective for TVA on January 1, 2012.

Comprehensive Income.  In June 2011, the FASB issued guidance that will require adjustments to the presentation of TVA's financial information.  The guidance eliminates the current option to report comprehensive income and its components in the statement of changes in proprietary capital. The guidance allows for presentation of net income and other comprehensive income in one continuous statement or in two separated, but consecutive statements. These changes become effective for TVA on October 1, 2012.

Balance Sheet. In December 2011, the FASB issued guidance that requires disclosure about balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. These changes become effective for TVA on October 1, 2013.  TVA is currently evaluating the potential impact of these changes on its financial statements and related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2011	At September 30, 2011
Power receivables
Billed	$1,309	$1,625
Unbilled	16	13
Total power receivables	1,325	1,638
Other receivables	87	102
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,411	$1,739

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2011	At September 30, 2011
Fuel inventory	$614	$489
Materials and supplies inventory	581	555
Emission allowance inventory	11	11
Allowance for inventory obsolescence	(29)	(27)
Inventories, net	$1,177	$1,028

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2011	At September 30, 2011
Coal contract derivative assets	$202	$285
Loans and other long-term receivables, net	76	74
Other	11	13
Total other long-term assets	$289	$372

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

Regulatory Assets and Liabilities
	At December 31, 2011	At September 30, 2011
Current regulatory assets
Unrealized losses on commodity derivatives	$371	$225
Deferred nuclear generating units	236	236
Environmental agreements	87	—
Environmental cleanup costs – Kingston ash spill	73	73
Deferred capital leases	2	2
Fuel cost adjustment receivable	—	7
Total current regulatory assets	769	543
Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,718	5,807
Unrealized losses on swaps and swaptions	1,220	1,164
Nuclear decommissioning costs	964	1,012
Environmental cleanup costs - Kingston ash spill	856	874
Deferred nuclear generating units	650	709
Construction costs	619	619
Non-nuclear decommissioning costs	526	519
Unrealized losses on commodity derivatives	347	221
Environmental agreements	253	346
Other non-current regulatory assets	231	234
Total non-current regulatory assets	11,384	11,505
Total regulatory assets	$12,153	$12,048

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$137	$127
Unrealized gains on commodity derivatives	81	153
Fuel cost adjustment liability	79	—
Total current regulatory liabilities	297	280
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	205	285
Total regulatory liabilities	$502	$565

7.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the physical cleanup work (final removal) will be completed in the last quarter of 2014.  A final assessment, a completion report, and approval by Tennessee and the Environmental Protection Agency ("EPA") is expected to occur by the second quarter of 2015.  Surveillance and monitoring of the site will continue, but this work is beyond the scope of the cleanup project.

Claims and Litigation

See Note 16 — Legal Proceedings Related to the Kingston Ash Spill and — Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

Financial Impact

Because of the uncertainty at this time of the final costs to complete the work prescribed by the ash disposal plan, a range of reasonable estimates has been developed by cost category.  Known amounts, most likely scenarios, or the low end of the range for each category have been accumulated and evaluated to determine the total estimate.  The range of costs varies from approximately $1.1 billion to approximately $1.2 billion.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's balance sheets.  Amounts spent since the event through December 31, 2011, totaled $774 million.  The remaining estimated liability at December 31, 2011, was $351 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment and Conservation ("TDEC") order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, costs associated with new laws and regulations, or cost of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs is also not included in the estimate as it is included in the non-nuclear Asset retirement obligation ("ARO") liability.

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  Through December 31, 2011, TVA received proceeds of $40 million.  TVA continues to provide information about the nature and extent of TVA's claims under the policies to the remaining excess liability insurance companies. It is unclear at this time whether the parties will be able to resolve the outstanding claims without resorting to the policies' dispute resolution procedures.  Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements in respect of compliance with certain environmental regulations (see Note 16 — Environmental Agreements). The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At December 31, 2011	At September 30, 2011
Swaption liability	$1,128	$1,077
Interest rate swap liabilities	467	463
Environmental Agreements liability	254	346
Other	194	191
Coal contract derivative liabilities	155	119
Commodity swap derivative liabilities	101	78
Currency swap liabilities	89	131
Total other long-term liabilities	$2,388	$2,405

9.  Asset Retirement Obligations

During the three months ended December 31, 2011, TVA's total ARO liability increased $37 million due to normal accretion. The increase in the liability was partially offset by ash area settlement projects that were conducted during the three months ended December 31, 2011. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $14 million of the related regulatory assets were amortized into expense since these amounts were collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-nuclear	Total
Balance at September 30, 2011	$2,091	$1,047	$3,138
Settlements (ash storage areas)	—	(5)	(5)
Accretion (recorded as regulatory asset)	29	13	42
Change in estimate	—	—	—
Balance at December 31, 2011	$2,120	$1,055	$3,175

10.  Debt

Debt Outstanding

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  Debt outstanding at December 31, 2011, and September 30, 2011, including the effect of translations related to Bonds denominated in foreign currencies, consisted of the following:

Debt Outstanding
	At December 31, 2011	At September 30, 2011
Short-term debt
Discount notes (net of discount)	$785	$482
Current maturities of long-term debt	1,558	1,537
Total short-term debt, net	2,343	2,019
Long-term debt
Long-term outstanding power bonds	22,604	22,647
Unamortized discount, premiums and other	(235)	(235)
Total long-term debt, net	22,369	22,412
Total outstanding debt	$24,712	$24,431

Debt Securities Activity

The table below summarizes TVA’s long-term Bond activity for the period from October 1, 2011, to December 31, 2011.

	Date	Amount	Interest Rate
Redemptions/Maturities:
2009 Series A	November 2011	$2	2.25%
2009 Series B	December 2011	1	3.77%
electronotes®	Three Months Ended December 31, 2011	16	4.82%
Total		$19

Credit Facility Agreements. TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at December 31, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  Both the $0.5 billion and one of the $1.0 billion credit facilities mature on January 14, 2014, and the other $1.0 billion credit facility matures on May 11, 2014.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At December 31, 2011, and September 30, 2011, there were $756 million and $575 million, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 12 — Other Derivative Instruments — Collateral.

11.  Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units (“CTs”). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software (“QTE”) in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At December 31, 2011 and September 30, 2011, the outstanding leaseback obligations, related to CTs and QTE, were $885 million.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States's interest in the facility.  TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA's buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets.  The carrying amount of the Southaven obligation on TVA's balance sheets was approximately $392 million at December 31, 2011, and $397 million at September 30, 2011.

On August 8, 2011, a credit rating agency lowered the long-term rating of TVA's rated Bonds from AAA to AA+.  This downgrade constituted an event of default under the Amended and Restated Credit Agreement between Seven States and its lenders.  Upon the occurrence of such an event of default, Seven States's lenders may either impose a higher default interest rate on the loan or exercise an option to require TVA to re-acquire its interest in the Southaven facility and the related assets.

On November 1, 2011, Seven States and its lenders, with the consent of TVA, executed an Amendment to the Amended and Restated Credit Agreement.  In this amendment, Seven States's lenders agreed to waive this event of default and thus waive the lenders' right to force TVA to re-acquire Seven States's interest in the Southaven facility and the related assets or to force Seven States to pay the default interest rate for this event of default.  Also, the amendment ties the interest rate on Seven States's credit facilities to TVA's credit rating.  Seven States will pay interest on the loan at either 1) LIBOR plus 62.5 basis points if TVA's corporate credit rating is AAA (or its equivalent) by all credit rating agencies, or 2) LIBOR plus 87.5 basis points if TVA's corporate credit rating is AA+ (or its equivalent) by one or more credit rating agencies and AAA (or its equivalent) by the other nationally recognized credit agencies.

Lease Ratings Downgrade

On November 29, 2011, one credit rating agency downgraded its ratings on various TVA long-term lease obligations from AA+ to AA-, and set the outlook on the ratings to stable.  The downgrades include TVA's obligations under long-term leasebacks for various generation facilities and technological equipment, and office real estate.  According to the rating agency, the downgrade reflects the application of newer criteria to the leases, rather than any TVA action, event, or change in business conditions.  At December 31, 2011 and September 30, 2011, the total balances of the leaseback obligations were $1.3 billion.

12.  Risk Management Activities and Derivative Transactions

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and counterparty performance risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	Amount of Mark-to-Market ("MtM") Gain (Loss) Recognized in Other Comprehensive Income (Loss) (“OCI”) Three Months Ended December 31
			2011	2010
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$42	$49

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended December 31(1)
	2011	2010
Currency swaps	$3	$7
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended December 31(1)
			2011	2010
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses (if any) due to contract settlements are recognized in fuel expense as incurred.	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel and purchased power expense when the related commodity is used in production.	(56)	(42)
Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2011 and 2010.

MARK-TO-MARKET VALUES OF TVA DERIVATIVES
	At December 31, 2011		At September 30, 2011
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(37)	Other long-term liabilities	$(44)	Other long-term liabilities
£250 million Sterling	(2)	Other long-term liabilities	(24)	Other long-term liabilities
£150 million Sterling	(50)	Other long-term liabilities	(63)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$(1,128)	Other long-term liabilities	$(1,077)	Other long-term liabilities
Interest rate swaps:
$476 million notional	(450)	Other long-term liabilities	(446)	Other long-term liabilities
$42 million notional	(17)	Other long-term liabilities	(17)	Other long-term liabilities
Commodity contract derivatives	4	Other long-term assets $202; Other current assets $73; Other long-term liabilities $(155); Accounts payable and accrued liabilities $(116)	239	Other long-term assets $285; Other current assets $150; Other long-term liabilities $(119); Accounts payable and accrued liabilities $(77)
Derivatives under FTP:
Margin cash account(1)	60	Other current assets	34	Other current assets
Derivatives under FTP(2)	(412)	Current regulatory assets $(230); Regulatory assets $(192); Current regulatory liabilities $7; Regulatory liabilities $3	(234)	Current regulatory assets $(135); Regulatory assets $(102); Current regulatory liabilities $3
Note
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table. This balance also includes the $26 million currently being held by the MF Global Trustee. See Counterparty Credit Risk for details.
(2)  The December 31, 2011 and September 30, 2011 balances in the Derivatives under Financial Trading Program table show all open derivative positions in the FTP.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2011:

Currency Swaps Outstanding At December 31, 2011
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
1999	£200 million	2021	5.81%
2001	£250 million	2032	6.59%
2003	£150 million	2043	4.96%

When the dollar strengthens against the British pound sterling, the transaction gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens against the British pound sterling, the transaction loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in Accumulated other comprehensive income (loss).  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense.

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

TVA uses regulatory accounting treatment to defer the MtM gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA's balance sheets with realized gains or losses, if any, recorded on TVA's statements of operations.  There were no realized gains or losses for the three months ended December 31, 2011 and 2010.

For the three months ended December 31, 2011 and 2010, the changes in market value resulted in deferred unrealized gains (losses) on the value of the interest rate swaps and swaption of $(55) million and $337 million, respectively.  All net deferred unrealized gains and losses are reclassified as regulatory assets or liabilities on the balance sheet.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. At December 31, 2010, TVA determined that certain quantities under the coal contract derivatives were no longer probable of physical delivery; therefore, these contracts were no longer eligible for normal purchases and normal sales accounting.  Accordingly, TVA began marking to market all of its coal contract derivatives at December 31, 2010.  At December 31, 2011, and September 30, 2011, TVA's coal contract derivatives had net market values of $4 million and $239 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At December 31, 2011, TVA's coal contract derivatives had terms of up to six years.

TVA marks to market all of its natural gas derivative contracts that require physical delivery. The total market value of these natural gas derivative contracts at December 31, 2011, and September 30, 2011, was less than $1 million. At December 31, 2011, these natural gas derivative contracts had terms of up to one month.

Commodity Contract Derivatives
	At December 31, 2011			At September 30, 2011
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal Contract Derivatives	20	61 million tons	$4	38	66 million tons	$239
Natural Gas Contract Derivatives	9	8 million mmBtu	$—	13	5 million mmBtu	$—

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

At December 31, 2011, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, and coal. Futures contracts and option contracts under the FTP had remaining terms of less than one year. Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program
	At December 31, 2011		At September 30, 2011
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	400,000	$(2)	1,300,000	$(4)
Swap contracts	321,707,500	(417)	232,295,000	(223)
Option contracts	—	(2)	—	(1)
Natural gas financial positions	322,107,500	$(421)	233,595,000	$(228)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,408,000	9	1,591,000	(7)
Option contracts	—	—	90,000	—
Fuel oil/crude oil financial positions	1,408,000	$9	1,681,000	$(7)

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	120,000	—	120,000	1
Option contracts	—	—	—	—
Coal financial positions	120,000	$—	120,000	$1
Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity contract. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $25 million at December 31, 2011, and $(13) million at September 30, 2011. TVA experienced the following unrealized and realized gains and losses related to the FTP during the period:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At December 31, 2011	At September 30, 2011

Natural gas	$(421)	$(228)
Fuel oil/crude oil	9	(7)
Coal	—	1

FTP Realized Gains (Losses)

	For the Three Months Ended December 31
Decrease (increase) in fuel expense	2011	2010

Fuel oil/crude oil	$5	$6
Coal	—	—

FTP Realized Gains (Losses)

	For the Three Months Ended December 31
Decrease (increase) in purchased power expense	2011	2010

Natural gas	$(61)	$(48)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 13 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts include swaps, futures, options, forwards, and other instruments.  At December 31, 2011 and September 30, 2011, the fair value of derivative instruments in these trusts was not material to TVA's financial statements.

Collateral.  TVA's interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2011, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.7 billion.  TVA's collateral obligations at December 31, 2011, under these arrangements was $756 million, for which TVA had posted $756 million in letters of credit.  These letters of credit reduce the available balance under the related credit facility.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's (“S&P”) or Moody's Investors Service ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA would be required to post an additional $75 million of collateral in excess of its December 31, 2011, obligation; and

•	If TVA ceases to be majority-owned by the U.S. government, TVA's credit rating would likely be downgraded and TVA would be required to post additional capital.

Counterparty Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of a counterparty's nonperformance of its contractual obligations.  Where exposed to counterparty credit risk, TVA analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty on an ongoing basis, and employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.

On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act proceeding was filed against MF Global Inc. ("MF Global"). TVA had used MF Global to clear certain trades and the MF Global Trustee held $33 million of TVA's cash collateral at that time. TVA has recovered $7 million of this balance from the Trustee. TVA has filed a claim to recover the funds currently being held by the MF Global Trustee and expects to recover some or all of these funds; however, the timing and the amount of the funds' returned and the amount of any potential loss cannot be estimated at this time.

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from four customers that represented 27 percent of total outstanding accounts receivable at December 31, 2011. TVA had concentrations of accounts receivable from three customers that represented 26 percent of total outstanding accounts receivable at September 30, 2011. Power sales to TVA's largest directly served industrial customer represented six percent of TVA's total operating revenues for the three months ended December 31, 2011.  This customer's senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of

TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At December 31, 2011, the swaption and all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was A2 or higher.  At December 31, 2011, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa1 or higher.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 11 different suppliers at December 31, 2011.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (e.g., barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  The supplier's senior secured credit ratings are currently CCC- by S&P and Caa1 by Moody's.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.

The senior unsecured credit ratings of TVA's largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently CCC- by S&P and Caa2 by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

13.  Fair Value Measurements

Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the asset or liability's principal market, or in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants. TVA uses market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Balance Sheet as of December 31, 2011, and Statements of Changes in Proprietary Capital for the three months ended December 31,

2011. Except for gains and losses on SERP assets, there has been no impact to the Statements of Operations or the Statements of Cash Flows related to these fair value measurements.

Investments

At December 31, 2011, investment funds were composed of $1.3 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

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

Private partnership investments may include venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations. Investments in private partnerships generally involve a three to four year period where the investor contributes capital. This is followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, a ten-year or longer investment commitment. The NDT had unfunded commitments related to private partnerships of $72 million at December 31, 2011. These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT's ability to liquidate its investment interest.  The private partnerships and other similar alternative investments are reported at fair value which is derived by independent appraisals or judgment of the general partners of each such investment. The inputs used in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments of comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows of the limited partnerships. The fair value of these investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the general partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the general partners may differ materially from the value ultimately realized from the private partnership investments. TVA classifies its interest in these types of investment as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART and SERP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on net asset values (“NAV”) per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be liquidated at the measurement date NAV price and are classified as Level 2 valuations. Required notification periods range from zero to 30 days. The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost. The SERP had unrealized gains of $1 million and $2 million for the three months ended December 31, 2011, and December 31, 2010, respectively. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA's regulatory accounting policy. The NDT had unrealized gains of $58 million and $23 million for the three months ended December 31, 2011 and 2010, respectively, and the ART had unrealized gains of $9 million and less than $1 million for the three months ended December 31, 2011 and 2010, respectively.

Currency Swaps, Swaption, and Interest Rate Swaps

See Note 12 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps, swaption, and interest rate swaps.

The currency swaps and interest rate swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments. The swaption is classified as a Level 3 valuation and is valued based on an income approach. The valuation is computed using a broker-provided pricing model utilizing interest and volatility rates. While most of the fair value measurement is based on observable inputs, volatility for TVA's swaption is generally unobservable. Therefore, the valuation is derived from an observable volatility measure with adjustments.

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

See Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA's FTP.

Nonperformance Risk

The assessment of nonperformance risk, which includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. TVA is a counterparty to currency swaps, a swaption, interest rate swaps, commodity contracts, and other derivatives which subject TVA to nonperformance risk. Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a Credit valuation adjustment (“CVA”). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2010) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in an $85 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at December 31, 2011.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011, and September 30, 2011. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2011
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$94	$—	$—	$—	$94
Debt securities
U.S. government corporations and agencies	107	101	—	—	208
Corporate debt securities	—	155	—	—	155
Residential mortgage-backed securities	—	16	—	—	16
Commercial mortgage-backed securities	—	3	—	—	3
Collateralized debt obligations	—	3	—	—	3
Private partnerships	—	—	28	—	28
Commingled funds(2)					—
Equity security commingled funds	—	543	—	—	543
Debt security commingled funds	—	204	—	—	204
Foreign currency commingled funds	—	—	—	—	—
Other commingled funds	—	—	—	—	—
Total investments	201	1,025	28	—	1,254
Commodity contract derivatives	—	—	275	—	275
Commodity derivatives under FTP
Swap contracts	—	149	—	(139)	10
Total commodity derivatives under FTP	—	149	—	(139)	10

Total	$201	$1,174	$303	$(139)	$1,539

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$89	$—	$—	$89
Interest rate swaps	—	467	—	—	467
Swaption	—	—	1,128	—	1,128
Commodity contract derivatives	—	—	271	—	271
Commodity derivatives under FTP
Futures contracts	2	—	—	—	2
Swap contracts	—	557	—	(139)	418
Option contracts	2	—	—	—	2
Total commodity derivatives under FTP	4	557	—	(139)	422

Total	$4	$1,113	$1,399	$(139)	$2,377
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs For the Three Months Ended December 31
	Private Partnerships	Commodity Contract Derivatives	Swaption
Balances at September 30, 2010	$13	$103	$(804)
Purchases	4	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	(109)	221
Balances at December 31, 2010	$19	$(6)	$(583)

Balances at September 30, 2011	$22	$239	$(1,077)
Purchases	6	—	—
Issuances	—	—	—
Sales	(1)	—	—
Settlements	—	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	1	(235)	(51)
Balances at December 31, 2011	$28	$4	$(1,128)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three months ended December 31, 2011. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at December 31, 2011, and September 30, 2011, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2011, and September 30, 2011, were as follows:

Estimated Values of Financial Instruments
	At December 31, 2011		At September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans and other long-term receivables, net	$76	$70	$74	$68

Long-term debt (including current portion), net	23,927	28,931	23,949	29,190

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended December 31
	2011	2010
External services	$4	$5
Interest income	2	2
Gains (losses) on investments	1	2
Miscellaneous	2	2
Total other income (expense), net	$9	$11

15.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of certain retirees' medical coverage, other postemployment benefits such as workers' compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2011 and 2010 were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010
Service cost	$35	$30	$5	$3
Interest cost	122	125	9	8
Expected return on plan assets	(109)	(122)	—	—
Amortization of prior service cost	(6)	(6)	(2)	(1)
Recognized net actuarial loss	90	71	7	5
Net periodic benefit cost as actuarially determined	132	98	19	15
Amount charged (capitalized) due to actions of regulator	—	3	—	—
Total net periodic benefit cost recognized	$132	$101	$19	$15

During the three months ended December 31, 2011, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $13 million and $12 million for other benefit costs during the three months ended December 31, 2011 and 2010, respectively. Net amounts capitalized due to actions of regulators include amounts that have been deemed probable of recovery in future rates.

16.  Legal Proceedings

From time to time, TVA is a party to lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $386 million of potential losses with respect to Legal Proceedings through December 31, 2011.  Of this amount, $254 million is included in Other long-term liabilities, $122 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In 2011, TVA entered into two substantively similar agreements with EPA and with

Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (collectively, the "Environmental Agreements”). They became effective on June 13, 2011.

The liabilities related to the Environmental Agreements are included in Other long-term liabilities on the December 31, 2011 Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record the amounts detailed above as regulatory assets, and they are included as such on the December 31, 2011 Balance Sheet and will be recovered in rates in future periods.

    Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceedings discussed below involving the John Sevier Fossil Plant ("John Sevier")and Shawnee Fossil Plant (“Shawnee”) Clean Air Act ("CAA") permits are expected to be narrowed in scope.

Legal Proceedings Related to the Kingston Ash Spill. Seventy-eight lawsuits based on the Kingston ash spill have been filed in the United States District Court for the Eastern District of Tennessee. Fifteen of these lawsuits have been dismissed, and 63 lawsuits are active and in various stages of litigation. Plaintiffs are residents, businesses, and property owners in the Kingston area and allege tort claims for damage to property, e.g. nuisance, strict liability, trespass, and negligence, with some plaintiffs also alleging claims for personal injury, business loss, and inverse condemnation. Plaintiffs seek unspecified compensatory and punitive damages, court orders to clean up properties and other relief. TVA is the only active defendant in these actions.

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October, 2011 (“Phase I trial”), and a decision on the dike failure causation issues is expected in the spring or summer of 2012. The district court also approved stipulations in 53 of the remaining 56 cases in which plaintiffs and TVA agreed to adopt the Phase I trial record and be bound by the Court’s Phase I trial decision and a temporary stay of proceedings pending the court’s trial decision.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups, but no such suits have been filed.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  On June 14, 2010, the TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has already satisfied $8 million, and TDEC has approved environmental projects valued at $2 million as a credit against the penalty amount. The remaining $2 million obligation will be paid in a final installment due on or before July 15, 2012. On January 24, 2011, TVA entered into a memorandum of agreement with the TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established.  TVA is also required to reimburse TDEC and the U.S. Fish and Wildlife Service for their costs.

Case Involving Tennessee Valley Authority Retirement System.  On March 5, 2010, eight current and former participants in and beneficiaries of Tennessee Valley Authority Retirement System ("TVARS") filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board of Directors ("TVARS Board").  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for cost of living adjustment ("COLA") benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that these actions violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  On July 28, 2010, TVA moved to intervene in the suit in the event it was not dismissed.  On September 7, 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs' claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

On September 21, 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint on December 27, 2010.  A briefing schedule has been issued and final dispositive motions are due on October 12, 2012.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants' greenhouse gas ("GHG") emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force.  Action by the United States Supreme Court on January 10, 2011, ended this case in a manner favorable to TVA.

On May 27, 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit against the same and additional defendants, again alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina' s increased destructive force. A number of defendants, including TVA, have filed motions to dismiss the complaint.

Global Warming Cases, Southern District of New York.  On July 21, 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities. The plaintiffs alleged that carbon dioxide ("CO2") emissions from such facilities should be ordered abated because they contributed to global warming.   In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  Following appellate proceedings, the United States Supreme Court issued a decision on June 16, 2011, that any federal common law cause of action was displaced by the CAA and its implementing regulations. The Supreme Court did not address the plaintiffs' state law claims, but instead remanded the case. The district court entered orders on December 5, 2011, dismissing the federal common law claims in both lawsuits. On December 6, 2011, the plaintiffs voluntarily dismissed the state law claims, ending the lawsuits in a manner favorable to TVA.
Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  On March 9, 2009, in response to a request by TVA, the Nuclear Regulatory Commission ("NRC") issued an order reinstating the construction permits for Bellefonte Nuclear Plant ("Bellefonte").  On March 30, 2009, Blue Ridge Environmental Defense League (“BREDL”) filed a petition in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC's authority to reinstate the construction permits and alleging that the NRC failed to follow the requirements of the National Environmental Policy Act (“NEPA”).  TVA was permitted to intervene in this proceeding.  On June 11, 2009, the D.C. Circuit issued an order holding the case in abeyance pending further order of the court.  On March 8, 2010, BREDL filed a second petition in the D.C. Circuit, again challenging the NRC's compliance with NEPA and the NRC's authority to reinstate the construction permits.  TVA was granted intervenor status in this case as well, and requested that the court dismiss this second petition.  On July 26, 2010, the D.C. Circuit consolidated the two BREDL petitions and continued the stay of the case pending the conclusion of an administrative proceeding concerning the same issues.  The administrative proceeding, in which BREDL challenged the reinstatement of the construction permits before an NRC Atomic Safety and Licensing Board (“ASLB”), was completed on September 29, 2010, with the dismissal of all contentions.  Upon completion of the administrative proceeding, the D.C. Circuit on November 5, 2010, issued an order returning the two cases to the court's active docket.  Final briefs have been submitted, and oral arguments took place on October 20, 2011.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  On June 6, 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted to the NRC a joint petition for intervention and a request for a hearing.  The petition raised 20 potential contentions with respect to TVA's CCOLA.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC later reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (which involve questions about the estimated costs of the new nuclear plant and the impact of the facility's operations, in particular the plant intake, on aquatic ecology) to be litigated in a future hearing.  On September 29, 2010, TVA notified the NRC that the recently completed final Supplemental Environmental Impact Statement had determined that completion of the partially constructed Bellefonte Unit 1 is the preferred alternative for near-term additional generating capacity at the Bellefonte site.  Consequently, TVA has requested, and the NRC has agreed, to place the CCOLA in “suspended” status indefinitely. On January 6, 2012, TVA also notified the ASLB of the suspended status of the CCOLA, and requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA. TVA expects to continue to request that the proceeding be held in abeyance until the risks of completing Bellefonte Unit 1 are substantially understood and construction is resumed.

On August 11, 2011, BREDL and SACE petitioned for the admission of a new, late-filed contention to require the environmental analysis completed for the CCOLA to consider the findings of the NRC's Near-Term Task Force on the Fukushima Event regarding the events at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Daiichi").  On November 30, 2011, the ASLB, after considering the submissions of the parties, determined that the proposed contention failed to meet the standards for admission of a new contention in the proceeding.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  On July 13, 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Nuclear Plant ("Watts Bar") Unit 2.  The petitioners raised seven contentions related to TVA's environmental review of the project and the NRC's basis for confidence in the availability of safe storage options for spent nuclear fuel.  On November 19, 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  On March 26, 2010, the NRC affirmed the ASLB's decision denying the other petitioners the opportunity to participate.  After providing additional information to the NRC on April 9, 2010, which addressed one of the two admitted contentions, TVA submitted a motion asking the ASLB to dismiss the contention as moot.  The motion was unopposed by SACE and on June 2, 2010, the ASLB granted TVA's motion to dismiss the contention.  SACE also asked the ASLB to waive the NRC's longstanding regulations establishing that, for the purposes of NEPA, the need for power and alternative energy source issues will not be considered in operating license proceedings.  On June 29, 2010, the ASLB denied this request and declined to refer the waiver petition to the NRC for consideration.  SACE subsequently filed a petition for interlocutory review of this decision with the NRC, which the NRC denied on November 30, 2010.  Regarding the sole remaining contention which raises concerns about the aquatic impacts of two-unit operation, several additional reports have been provided to the NRC providing up-to-date information to address this contention.  These reports include a mussel survey report and an entrainment report, both issued on March 24, 2011, and an impingement report issued on March 29, 2011.  A supplement to the impingement report was submitted on April 28, 2011.  A hearing on the remaining contention is expected to take place in the latter part of 2012.  On August 11, 2011, SACE petitioned for the admission of a new, late-filed contention to require the environmental analysis completed for TVA's operating license application to consider the findings of the NRC's Near-Term Task Force on the Fukushima Event regarding the events at the Fukushima Daiichi reactors.  TVA submitted a reply brief on September 6, 2011, opposing admission of such a contention on the grounds it does not satisfy the standards for non-timely contentions or the standards for admitting a new contention. On November 21, 2011, TVA filed a motion for summary disposition, arguing that additional aquatic studies conducted by TVA meant there is no longer a genuine issue of material fact. SACE and the NRC staff filed their answers to the motion on December 20, 2011; SACE opposed TVA's motion while the NRC staff supported it.

John Sevier CAA Permit.  On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier.  Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for sulfer dioxide ("SO2") and nitrogen oxides ("NOx").  The CAA permit, issued by TDEC, remains in effect pending the disposition of the EPA's petition.  The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements.

Shawnee CAA Permit.  On December 16, 2010, the Environmental Integrity Project and the SACE filed a petition with the EPA requesting that the EPA Administrator object to the proposed CAA renewal permit issued to TVA for operations at Shawnee.  Among other things, the petitioners allege that repair, maintenance, or replacement undertaken at Shawnee Units 1 and 4 in the 1989-90 period triggered the PSD requirements for SO2 and NOx.  The current permit remains in effect pending Kentucky Division for Air Quality finalization of the renewal permit.  The Environmental Agreements should narrow the scope of this proceeding.  See Environmental Agreements.

Kingston NPDES Permit Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System (“NPDES”) permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Water Quality Control Board (“TWQCB”).  This is the second such challenge nationally.  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic discharges, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  The matter was set for a hearing before the TWQCB in February 2011 but has since been stayed by agreement of the parties.  The other similar challenge involves an Allegheny Power NPDES permit for its scrubber discharge at a Pennsylvania plant.

Bull Run NDPES Permit Appeal.  SACE and the Tennessee Clean Water Network (“TCWN”) filed a challenge to the NPDES permit for Bull Run on November 1, 2010.  TDEC is the defendant in the challenge and TVA's petition to intervene to support TDEC's decision to issue the permit was granted on January 12, 2011.  The matter is expected to go to a hearing before the TWQCB in the spring of 2012.

Johnsonville Fossil Plant NDPES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for Johnsonville Fossil Plant ("Johnsonville") on or about March 10, 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted on August 3, 2011. The matter has not yet been given a hearing date before the TWQCB.

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

Petitions Resulting from Japanese Nuclear Events. As a result of the March 11, 2011 Japanese nuclear events, petitions have been filed with the NRC which could impact TVA's nuclear program. While some petitions have been dismissed after review, petitions that remain open include the following:

•
Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending the Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition on April 13, 2011, requesting that the NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design. TVA uses this design at Browns Ferry Nuclear Plant ("Browns Ferry") Units 1, 2, and 3. The petition requests the NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry, until several milestones have been met. On December 13, 2011, the NRC provided its initial response to the petition. The NRC accepted five specific requests that would apply directly or indirectly to TVA's Browns Ferry, including issues relating to spent fuel pool use and location, Mark I containment hardened vent systems and design, and backup electrical power. Each of these items was accepted for further investigation, but the requests for immediate action were rejected.

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
17.  Subsequent Events

Bond Redemption

On January 15, 2012, TVA redeemed all of its 2008 4.75 percent electronotes ® due January 15, 2028, CUSIP number 88059TEE7.  The notes were redeemed at 100 percent of par value for a total of $39 million.

John Sevier Combined Cycle Transaction

On January 17, 2012, TVA entered into a $1.0 billion leasing transaction with John Sevier Combined Cycle Generation LLC (“JSCCG”), a newly formed entity. In connection with this transaction, TVA and the United States of America agreed to lease the John Sevier Combined Cycle Facility (“John Sevier CCF”) located in Hawkins County, Tennessee, to JSCCG for a term of fifty years (the “Head Lease”). TVA also entered into a construction management agreement (“CMA”) with JSCCG under which TVA is obligated to use commercially reasonable efforts to cause the John Sevier CCF to achieve substantial completion by January 14, 2013, or as soon thereafter as commercially practicable. On January 17, 2012, JSCCG raised $1.0 billion through a secured note issuance and an equity investment and, in accordance with the terms of the Head Lease and CMA, paid approximately $970 million to TVA on January 17, 2012. In addition, JSCCG deposited approximately $30 million with a lease indenture trustee to fund JSCCG's first debt service payment and payment of return on equity investment from January 17, 2012 through the first debt service payment date. TVA intends to use the proceeds from the transaction for the benefit of its power program. TVA continues to expect the John Sevier CCF to commence commercial operations by June 2012.

Also on January 17, 2012, TVA and JSCCG entered into an agreement under which TVA will lease the John Sevier CCF from JSCCG (the “Facility Lease”) through January 15, 2042. In accordance with the Facility Lease, TVA will make rental payments to JSCCG on each January 15 and July 15, commencing on July 15, 2012 and ending on January 15, 2042. The rental payments are equal to JSCCG's semi-annual debt service payments and payments of return on equity and return of equity to the equity investor and range from approximately $30 million to approximately $44 million. Throughout the term of the Facility Lease, TVA will operate and maintain (and improve to the extent required by applicable law) John Sevier CCF and will take all power generated by the facility. As long as all payments are made as prescribed by the Facility Lease and there is no significant lease event of default with respect to which JSCCG has exercised dispossessory remedies, the Head Lease will expire on January 17, 2042 and TVA will own John Sevier CCF at no additional cost to TVA. Certain agreements related to this transaction contain default and acceleration provisions.

JSCCG is a special single purpose limited liability company formed to finance the John Sevier CCF through a $900 million secured note issuance and a $100 million equity investment, both of which are secured by TVA's rental payments. The secured notes bear interest at a rate of 4.626 percent and mature on January 15, 2042. Due to its participation in the design, business conduct and financial support of JSCCG, TVA is deemed to have a variable interest in JSCCG. Accordingly, TVA has made a qualitative evaluation of which interest holders have the power to direct the activities that most significantly impact the economic performance of JSCCG and have the obligation to absorb losses or receive benefits that could be significant to JSCCG. Based on its analysis, TVA has determined for accounting purposes that it is the primary beneficiary of JSCCG and, as such, is required to account for the variable interest entity on a consolidated basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”).

Executive Overview

Sales for the first quarter of 2012 were lower than expected. During the three month period ended December 31, 2011, TVA had a five percent decrease in sales of electricity as compared to the same period of the prior year.  Milder weather as compared to the abnormally cold weather for the same period of the prior year was responsible for a six percent decrease in sales of electricity to TVA's municipalities and cooperatives. Customers of municipalities and cooperatives are primarily residential customers whose usage of electricity is typically more temperature sensitive than that of industrial customers.

TVA projected revenue to be $12.1 billion in 2012, which included the estimated impact of fuel cost recovery. TVA has revised its 2012 sales forecast downward by two percent. The lower than expected sales and resulting lower revenue, exclusive of fuel and purchased power cost recovery, is causing TVA to revisit expenditures for 2012 which may include project scope and schedule revisions related to operations, revisions of certain programs and initiatives and other productivity enhancement initiatives.

TVA had a net loss for the three months ended December 31, 2011, of $173 million as compared to a net loss of $48 million for the three months ended December 31, 2010. The $125 million increase in net loss was primarily due to lower revenues of $260 million and was partially offset by lower expenses of $127 million. A decrease in revenue of $102 million from the recovery of fuel costs from customers was directly related to lower fuel and purchased power costs. Lower sales volume resulted in a further decrease of $100 million due to slightly warmer than normal temperatures during the first quarter of 2012 as compared with temperatures which were well below normal for the same period in 2011. The new wholesale base rates implemented in April 2011, accounted for the remaining decrease in revenue of $58 million.

The purpose of the new wholesale rate design implemented in April 2011 was to better align rates with costs.  TVA's costs tend to be higher in the summer than in the spring and fall. As such, TVA designed wholesale rates to better reflect those cost relationships.  TVA expected the new wholesale structure would produce lower base revenue in the spring and fall due to the new seasonal and time of use wholesale rates.  Similarly, TVA anticipated the new wholesale structure would produce higher base revenue in summer.  Seasonal differences in the weather impact TVA's base revenue under both wholesale structures. Under the new wholesale structure, weather can positively and negatively impact both volume and average rates while under the former wholesale structure only volume was impacted. The milder weather in the first quarter of 2012, relative to the abnormally colder weather in the first quarter of 2011, produced lower maximum load requirements which resulted in lower base revenue for the first quarter of 2012 relative to the first quarter of 2011.

Lower demand for electricity affected generation of energy which was two percent lower for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010. Higher-cost coal-fired generation was 29 percent lower primarily due to outages and economic dispatch of units as demand was met by units using lower-cost fuels and/or lower-cost purchased power. Generation from nuclear units increased 18 percent, generation from natural gas-fired combined cycle units increased 71 percent, and hydroelectric generation, comprised of conventional hydroelectric and pumped storage, increased 31 percent for the three months ended December 31, 2011, as compared to the three-months ended December 31, 2010. Hydroelectric generation was 111 percent of normal and 15 percent above plan.  This was primarily due to a 41 percent increase in rainfall, a 120 percent increase in runoff within the Tennessee River Basin between those same periods, and the need to release water to maintain flood storage levels. This generation mix resulted in fuel costs being $98 million, or 13 percent, lower for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, and purchased power cost being $41 million, or 11 percent, lower for the same period.

2012 Challenges and Key Initiatives

Generation Resources

John Sevier Combined Cycle Facility. TVA is in the process of completing the John Sevier Combined Cycle Facility (“John Sevier CCF”) in northeastern Tennessee. John Sevier CCF was connected to the TVA electrical grid for the first time on December 17, 2011. This event marked the beginning of the startup testing for the project and is the transition of the project from full construction to pre-commercial testing. John Sevier CCF is currently scheduled to begin commercial operations in June 2012. See Note 17 — John Sevier Combined Cycle Transaction.

Kingston Fossil Plant. Under environmental agreements reached with the Environmental Protection Agency (“EPA”) and others in 2011, TVA was generally not allowed to operate Kingston Fossil Plant (“Kingston”) after September 20, 2011, without scrubbers in operation, and scrubbers could not be operated unless TVA had the ability to store the gypsum the scrubbers produced. Accordingly, TVA stopped operating Kingston on September 19, 2011, until work could be completed on the first phase of a new synthetic-lined gypsum storage facility which it completed on October 21, 2011. Approval to place the facility back in operation was received from the Tennessee Department of Environment and Conservation on November 16, 2011. On November 27, 2011, the first Kingston units were returned to service and on December 17, 2011, all units were available for dispatch. The Kingston units are currently not on-line as they are in not in demand status due to low load demand. See Note 16 — Environmental Agreements.

Watts Bar Nuclear Plant Unit 2. The Watts Bar Nuclear Plant (“Watts Bar”) Unit 2 project is experiencing challenges with schedule and costs. Lower productivity has slowed the pace of construction and it is anticipated that regulatory considerations resulting from the Nuclear Regulatory Commission's ("NRC") Near-Term Task Force on the Fukushima event, as well as other causes, will result in additional costs being incurred.  The project’s schedule and cost estimates are currently under assessment and will be revised. The revised completion date for Watts Bar Unit 2 may extend past CY 2013, rather than being in the last quarter of CY 2012 as had been previously scheduled and project costs are expected to significantly exceed the previous estimate of $2.5 billion.

TVA is performing a root cause analysis to better understand the factors that are driving the construction delays and contributing to the project's extended schedule and higher costs. Once the root cause analysis is finalized, TVA will implement additional corrective actions as appropriate to minimize future project schedule and cost risks. The revised schedule and cost estimates and associated root cause analysis are expected to be completed in the second quarter of FY 2012. For legal proceedings related to Watts Bar Unit 2, see Note 16 — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.

Delays in the schedule for the completion of Watts Bar Unit 2 may affect the timing of the commencement of construction of Bellefonte Nuclear Plant ("Bellefonte") Unit 1 which, as provided in the TVA Board’s approval of the Bellefonte Unit 1 project in August 2011, will not begin until after initial fuel loading at Watts Bar Unit 2. However, TVA does not anticipate that delays to Watts Bar Unit 2 will have a significant adverse affect on TVA’s ability to provide for the power needs of its customers, due to factors such as the forecasted outlook for electricity demand as well as the impacts of energy efficiency and demand response initiatives.

Johnsonville Fossil Plant. As of March 1, 2012, TVA plans to idle Units 7, 8, 9, and 10 at its Johnsonville Fossil Plant (“Johnsonville”) in west Tennessee. The schedule has been accelerated as part of an effort to address operational challenges at Johnsonville and to reduce costs. This is earlier than the retirement dates required by Environmental Agreements with the EPA and other parties, and is earlier than the expected compliance date for the Utility MACT Rule (Mercury and Air Toxics Standards (“MATS”)).  Sixty days after the idle date of these units, TVA plans to put the units in inactive reserve status. Units in inactive reserve status are unavailable for service but can be brought back into service after some maintenance in a relatively short duration of time.  Because of the acceleration of the idling of these units, TVA recognized an additional $25 million of depreciation expense for the three months ended December 31, 2011, and also expects to recognize accelerated depreciation expense of approximately $45 million for the remainder of 2012.  See Note 16 — Environmental Agreements.

Regulatory Compliance

Watts Bar Greater than Green Finding.  The NRC notified TVA in December 2011 of its final determination of a “greater than green” inspection finding associated with the Nuclear Security organization at Watts Bar.  A "green finding" indicates a finding of very low safety significance. The NRC greater than green finding was identified during a recent inspection of the plant's physical security (fences, cameras, detection and intrusion systems, etc.).  Upon notification of the NRC's finding, TVA took immediate compensatory action to address the issue.  TVA is in the process of conducting a root cause analysis to determine the cause of the NRC finding within security and will implement a series of corrective actions to enhance performance.  The NRC will conduct a supplemental inspection known as a 95001 inspection in the coming months to evaluate TVA's root cause analysis and corrective actions.

Sequoyah Nuclear Plant ("Sequoyah") Unit 1 NRC Performance Indicator Moved to White.  During the first quarter of 2012, the NRC changed the color designator for one of Sequoyah Unit 1's performance indicators from green to white due to the number of unplanned reactor shutdowns in a seven thousand hour period.  The "white" band indicates that performance is outside of the nominal, expected range and can be characterized as of low to moderate safety significance, but performance remains acceptable. The NRC did not place any operating restrictions on the plant, but as a result of the white performance indicator the NRC will conduct an inspection of Sequoyah Unit 1 during the second quarter of 2012 in order to ensure that TVA has developed a detailed root cause for the reactor shutdowns and that TVA has put in place the right corrective actions to ensure improved performance.

Sequoyah Tritium Sample.  On December 16, 2011, one of sixteen groundwater monitoring wells at Sequoyah detected increased levels of tritium. Tritium is a radioactive form of hydrogen that occurs both naturally within the earth's atmosphere and from the operation of nuclear power plants. The adjacent monitoring wells have not detected any elevated tritium levels. The sample of concern was from a newly drilled well, and independent analysis indicates that its source was a spill that occurred in the 1980’s, and that no active leak exists. The groundwater is located directly under Sequoyah and is not used for drinking or irrigation purposes. There are no known public health or safety issues associated with this issue. TVA notified the NRC and other government agencies on December 19, 2011, and will take any necessary corrective actions.

    Hydrology Issues for Nuclear Plants. A preliminary analysis, performed as part of an update to TVA’s hydrology model indicated that under "probable maximum flood" assumptions, four of TVA's dams would not be high enough to contain the flood waters. A "maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely. TVA implemented interim dam modifications in the second quarter of 2010, by installing sand baskets. These baskets are engineered, interconnected, fabric-lined, and sand-filled containers that have been used successfully to protect flood prone areas such as the Mississippi River.

The NRC notified TVA on January 25, 2012, that the sand baskets installed at dams to help protect the nuclear plants from a worst-case flood are not capable of resisting debris impact and are not acceptable as a long-term solution. Based on completion of the hydrology work taking several years, the NRC has requested TVA to provide a status update at least annually or after any major changes are made to the plan. TVA will review the latest information from the NRC and continue to keep the agency informed of its progress in addressing hydrology issues.

Renewable Power

In January 2012, TVA began receiving 535 megawatts of renewable power from four wind power contracts with third-party providers.  These newly added wind power sources are among contracts TVA has entered into with eight wind farms from a 2008 Request for Proposals ("RFP") for more renewable and clean energy.   TVA’s total energy activated under the 2008 RFP is now 950 megawatts, or more than 3 million megawatt hours annually.

Customers/Counterparties Risk

The current contract with TVA's largest directly served customer expires in May 2012 and, although TVA and the customer have been negotiating a renewal of the contract to extend operations of its plant past that date, the customer has yet to commit to an extension. Power sales to TVA's largest directly served industrial customer represented six percent of TVA's total operating revenues for the three months ended December 31, 2011. This customer's senior unsecured credit ratings are currently CCC- by Standard & Poor's ("S&P") and Caa2 by Moody's Investors Service ("Moody's").

The customer is also a supplier of enrichment services for uranium for fueling TVA's nuclear units. Currently the customer is giving the required notices to be able to discontinue operation of the facility at the end of their current power contract and turn the facility back over to the United States Department of Energy.  TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks.

For the long-term, deliveries from this supplier through the end of the contract periods are not expected to be affected by the discontinuation of operations of its plant. If necessary, TVA's material can be pre-produced and stored until it is needed. The supplier also has other sources of supply from which to provide enrichment services.

From a risk of supply exposure perspective, TVA contracts with other suppliers and has sufficient inventory to cover near-term fuel needs. TVA expects to be able to procure material at reasonable rates in the liquid nuclear fuel market in case the customer is not able to deliver.

MF Global. On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act proceeding was filed against MF Global Inc. ("MF Global"). TVA had used MF Global to clear certain trades and the MF Global Trustee held $33 million of TVA's cash collateral at that time. TVA has recovered $7 million of this balance from the Trustee. TVA has filed a claim to recover the funds currently being held by the MF Global Trustee and expects to recover some or all of these funds; however, the timing and the amount of the funds' returned and the amount of any potential loss cannot be estimated at this time.

Government Accountability Office Audit Findings

The U.S. Government Accountability Office (“GAO”) released a report December 1, 2011, on TVA's energy efficiency and capital expenditures planning. The report was requested by the chairman of the United States Senate Committee on Environment and Public Works. The GAO stated that TVA could benefit from a pending consultants' study on regional energy efficiency potential to ensure that TVA is making the most cost-effective resource decisions to meet its vision of leadership in energy efficiency improvements. TVA agreed with the GAO findings and the potential benefit from the pending commissioned study by the outside firm. The results of the study are intended to assist with future resource planning processes at TVA related to continued progress in energy efficiency and demand response initiatives across its service territory.

The GAO also recommended that TVA develop a written capital expenditure plan that includes the full costs of the assets in which TVA plans to invest and the sources of funding for acquiring those assets. Although TVA already has a number of interrelated and coordinated planning processes for capital expenditures, it understands the GAO recommendation for a more formal process which has the potential to promote greater effectiveness in the financial planning processes. TVA is continuously working to refine and improve these processes.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs as well as to pay scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the U.S. Treasury, three long-term revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.  The TVA Act authorizes TVA to issue bonds, notes, and other evidences of indebtedness (“Bonds”) in an amount not to exceed $30.0 billion outstanding at any time.  However, due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the $30.0 billion limit on Bonds, such as certain forms of lease financing, could provide additional funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  Capital spending needs could be met with a combination of Bonds, lease arrangements (such as the lease-purchase transaction involving the John Sevier CCF), energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  At December 31, 2011, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31, 2011	For the three months ended December 31, 2011	At December 31, 2010	For the three months ended December 31, 2010
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$785	$444	$219	$39
Weighted Average Interest Rate
Discount Notes	0.000%	0.001%	0.038%	0.076%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$785	N/A	$219

Credit Facility Agreements.  TVA and the U.S. Treasury have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at December 31, 2011.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.

Summary of Long-Term Credit Facilities At December 31, 2011 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
January 2014	$0.5	$0.5	$—	$—
January 2014	1.0	—	—	1.0
May 2014	1.0	0.3	—	0.7
	$2.5	$0.8	$—	$1.7

The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At December 31, 2011, there were $756 million of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 12 — Other Derivative Instruments — Collateral.

Lease Financing. On January 17, 2012, TVA entered into a $1.0 billion leasing transaction whereby it agreed to lease its John Sevier CCF to a special single purpose limited liability company for a term of fifty years. TVA received proceeds of approximately $970 million. On the same date, TVA agreed to lease the facility back from the special single purpose limited liability company for a term of thirty years. TVA intends to use the proceeds from the transaction for the benefit of its power program. See Note 17 — John Sevier Combined Cycle Transaction.

TVA may seek to enter into similar arrangements for other assets under construction, such as natural gas units, nuclear units, or pollution control equipment. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the three months ended December 31, 2011, and 2010, follows:

Summary Cash Flows
	For the three months ended December 31
	2011	2010
Cash provided by (used in):
Operating activities	$257	$528
Investing activities	(822)	(747)
Financing activities	271	133
Net increase (decrease) in cash and cash equivalents	$(294)	$(86)

Operating Activities. Net cash flows from operating activities decreased $271 million for the three months ended December 31, 2011, compared to the same period in the prior year. The change resulted from a $165 million increase in the funding of Financial Trading Program ("FTP") margin accounts, a $115 million increase related to the timing of accounts payable and accrued liabilities payments and an increase in change in inventory of $165 million due to lower coal generation. These changes were offset by an $86 million increase in accounts receivable collections.

The increase in margin funding is primarily due to TVA increasing its natural gas hedged positions due to the sharp decline of natural gas prices relative to coal prices. The notional amount of natural gas positions held at December 31, 2011 and 2010, was 322 million mmBtu and 161 million mmBtu, respectively.

Investing Activities. The majority of TVA's investing cash flows are related to investments in property, plant, and equipment for new generating assets, as well as additions and upgrades to existing facilities.  The $40 million increase in construction expenditures for the three months ended December 31, 2011, as compared to the same period in the prior year, is due primarily to milestone payments made in the first quarter of 2012 for major projects completed shortly before or after the end of 2011, as well as an increase on spending for clean air projects and converting wet coal combustion residual (“CCR”) facilities to dry collection facilities.

Nuclear fuel expenditures increased $48 million for the three months ended December 31, 2011, as compared to the same period in the prior year, due to the purchase of nuclear fuel to be used in the five scheduled nuclear refueling outages during CY 2012 as opposed to the two scheduled nuclear refueling outages during CY 2011. The increase was also due to higher prices for enrichment services in 2012.

Financing Activities.  Net cash flows provided by financing activities increased $138 million during the three months ended December 31, 2011, as compared to the same period of the prior year, due to an increase in the issuance of short-term debt and a decrease in payments on leases.  The issuance of debt exceeding redemptions was $284 million for the three months ended December 31, 2011, as compared to $187 million for the three months ended December 31, 2010.  This increase is due to a decrease in the net working capital as a result of the lower sales of electricity for the three months ended December 31, 2011, as compared to the same period of the prior year.

The increase in cash flows provided by financing activities is also partially due to a $41 million decrease in payments on leases and leaseback financing for the three months ended December 31, 2011, as compared to the same period of the prior year due to the purchase of an office building previously under a capital lease.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2011, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Debt(2)	$2,339	$2,308	$32	$1,032	$32	$19,200	$24,943
Interest payments relating to debt	971	1,226	1,140	1,139	1,094	19,192	24,762
Lease obligations
Capital	4	—	—	—	—	3	7
Non-cancelable operating	50	52	33	24	24	146	329
Purchase obligations
Power	161	157	159	161	168	3,371	4,177
Fuel	1,243	1,544	1,231	1,180	751	1,951	7,900
Other	107	100	91	87	86	697	1,168
Environmental Agreements	79	87	87	87	—	—	340
Litigation settlements	28	3	3	1	—	—	35
Environmental cleanup costs-Kingston ash spill	99	147	105	—	—	—	351
Payments on other financings	123	488	100	104	104	609	1,528
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	10	—	—	—	50
Return on Power Program Appropriation Investment	7	20	19	18	18	217	299
Total	$5,231	$6,152	$3,010	$3,833	$2,277	$45,386	$65,889
Notes (1) Period January 1 – September 30, 2012 (2) Does not include noncash items of foreign currency exchange loss of $4 million and net discount on sale of Bonds of $235 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Energy Prepayment Obligations	$79	$102	$100	$100	$100	$210	$691
Note (1) Period January 1 - September 30, 2012

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three months ended December 31, 2011, and 2010:

Sales of Electricity (millions of kWh)
	Three Months Ended December 31
	2011	2010	Percent Change
Municipalities and cooperatives	30,475	32,479	(6.2)%
Industries directly served	8,026	8,105	(1.0)%
Federal agencies and other	527	535	(1.5)%
Total sales of electricity	39,028	41,119	(5.1)%
Heating degree days (normal 1,302)(1)	1,170	1,417	(17.4)%
Cooling degree days (normal 67)(1)	46	54	(14.8)%
Combined degree days (normal 1,369)(1)	1,216	1,471	(17.3)%
Note
(1) The prior year degree day information has been adjusted in order to incorporate a change in TVA’s current calculation of this information. Every five years this calculation is updated in order to include the most recent 30 years of weather history. The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

Sales of electricity decreased 2.1 billion kilowatt-hours ("kWh") for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, almost entirely due to a decrease in sales to municipalities and cooperatives. Sales to municipalities and cooperatives decreased by 2.0 billion kWh for the three months ended December 31, 2011, as compared to the same period in 2010. This change was primarily related to the milder weather for the three months ended December 31, 2011 as compared to the abnormally cold weather for the same period of the prior year.

Financial Results

The following table compares operating results for the three months ended December 31, 2011, and 2010:

Summary Statements of Operations
	Three Months Ended December 31
	2011	2010
Operating revenues	$2,568	$2,828
Operating expenses	(2,431)	(2,558)
Operating income	137	270
Other income, net	9	11
Interest expense, net	(319)	(329)
Net income (loss)	$(173)	$(48)

Operating Revenues.  Operating revenues for the three months ended December 31, 2011, and 2010, consisted of the following:

Operating Revenues
	Three Months Ended December 31
	2011	2010	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,144	$2,386	(10.1)%
Industries directly served	367	382	(3.9)%
Federal agencies and other	29	32	(9.4)%
Total sales of electricity	2,540	2,800	(9.3)%
Other revenue	28	28	—%
Total operating revenues	$2,568	$2,828	(9.2)%

Operating revenues decreased $260 million in the three months ended December 31, 2011, compared to the three months ended December 31, 2010, due to the following:

Three Month Change
Fuel cost recovery	$(102)
Base volume	(100)
Base rates	(58)
Total	$(260)

Operating revenues decreased $260 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, primarily due to a $102 million decrease in fuel cost recovery and a $100 million decrease in base volume.  Of the $102 million decrease in fuel cost recovery, $53 million was due to lower sales volume and $49 million was due to lower fuel cost. See Operating Expenses for further discussion of the change in fuel expense.  The $100 million decrease in base volume was driven primarily by a $97 million decrease in revenues from municipalities and cooperatives primarily as a result of milder weather conditions during the three months ended December 31, 2011 as compared to the same period in 2010.  There was a 17 percent decrease in heating degree days and a 15 percent decrease in cooling degree days during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

            The decrease in base rates also resulted in a $58 million decrease in operating revenues for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.  This overall decrease in base rates was primarily due to a change in the wholesale rate structure of municipalities and cooperatives, which was implemented in April 2011, and was slightly offset by a two percent rate increase that went into effect in October 2011. See Changes in Ratemaking Impacting Accounting for further discussion of the increase in base rates.  The purpose of the new wholesale rate design was to better align rates with costs. TVA's costs tend to be higher in the summer than in the spring and fall and as such TVA designed wholesale rates to better reflect those cost relationships. TVA expected the new wholesale structure would produce lower base revenue in the spring and fall due to the new seasonal and time of use wholesale rates. Similarly, TVA anticipated the new wholesale structure would produce higher base revenue in summer. Seasonal differences in the weather impact TVA's base revenue under both wholesale structures. Under the new wholesale structure, weather can positively and negatively impact both volume and average rates while under the former wholesale structure only volume was impacted. The milder weather in the first quarter of 2012, relative to the abnormally colder weather in the first quarter of 2011, produced lower maximum load requirements which have led to lower base revenue for the first quarter of 2012 relative to the first quarter of 2011.

Operating Expenses. Operating expenses for the three months ended December 31, 2011, and 2010, consisted of the following:

Operating Expenses
	Three Months Ended December 31
	2011	2010	Percent Change
Fuel	$640	$738	(13.3)%
Purchased power	319	360	(11.4)%
Operating and maintenance	880	883	(0.3)%
Depreciation and amortization	441	432	2.1%
Tax equivalents	151	145	4.1%
Total operating expenses	$2,431	$2,558	(5.0)%

Operating expenses decreased $127 million in the three months ended December 31, 2011, compared to the three months ended December 31, 2010.     Significant drivers contributing to the decrease in total operating expenses are described below.

Fuel expense decreased $98 million in the three months ended December 31, 2011, as compared to the same period of the prior year. A five percent decrease in sales and overall favorable fuel rates, as a result of the change in the mix of generation sources, account for $77 million of the decrease. Coal-fired generation decreased 29 percent while nuclear generation increased 18 percent. There were two nuclear units in refueling outages during three months ended December 31, 2010, while there were no units in refueling outages during the three months ended December 31, 2011. Additionally, hydroelectric generation, TVA's least expensive type of generation, helped to offset the reduction in coal-fired generation. Hydroelectric generation, comprised of conventional hydroelectric and pumped storage, was 31 percent higher in the three months ended December 31, 2011, as compared to the same period of the prior year, primarily due to a 41 percent increase in rainfall, a 120 percent increase in runoff within the Tennessee River Basin in the three months ended December 31, 2011, as compared to the same period of the prior year, and the need to release water to maintain flood storage levels. The remaining $21 million decrease in fuel cost in the three months ended December 31, 2011, as compared to the same period of the prior year was driven by the timing of the fuel cost adjustment mechanism. The fuel cost adjustment provides a means to regularly alter rates to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA's FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to a portion of the fuel rate being based on forecasted information. A “true-up” between actual and forecasted costs is performed on a monthly basis, and the difference is recorded as a regulatory liability or asset. These amounts represent overcollected revenues (regulatory liabilities) or undercollected revenues (regulatory assets), which are subsequently used to offset fuel and purchased power costs and are recovered or refunded in fuel rates on an ongoing basis.

Purchased power expense decreased $41 million during the the three months ended December 31, 2011, as compared to the same period of the prior year. Purchased power expense decreased $49 million as a result of the decreased sales discussed above. This decrease was partially offset by the fuel cost adjustment of $8 million. Purchased power volume decreased 22 percent compared with same period of the prior year. This change in volume decreased purchased power expense by $73 million. In addition, the average price of purchased power increased eight percent in the three months ended December 31, 2011, as compared to the same period of the prior year, which increased purchased power expense by $23 million.

Operating and maintenance expense decreased $3 million in the three months ended December 31, 2011, as compared to the same period of the prior year.  The timing of nuclear refueling outages resulted in a decrease of $60 million due to two nuclear refueling outages in the three months ended December 31, 2010 compared to no nuclear refueling outages during the three months ended December 31, 2011. Rent expense was $17 million lower during the three months ended December 31, 2011, as compared to the same period of the prior year, due to the purchase of the Chattanooga Office Complex in Chattanooga, Tennessee in January 2011.  These decreases were partially offset by a $35 million increase in pension and post-retirement benefits as a result of the use of a lower assumed discount rate in the actuarial calculation of post-retirement liabilities. The decreases were also offset by a $32 million increase in operating and maintenance expense related to increased operations at the Lagoon Creek Combined Cycle Plant and the Magnolia Combined Cycle Plant, the timing and duration of fossil-fuel unit maintenance outages, and litigation-related expenditures.

Depreciation and amortization expense increased $9 million in the three months ended December 31, 2011, as compared to the same period of the prior year primarily due to an increase in net plant additions and the implementation of accelerated depreciation rates on certain coal-fired units due to the idling of those units. The $46 million increase in depreciation expense was partially offset by a $37 million decrease in amortization expense due to the treatment of certain regulatory assets as a result of the approval of Bellefonte Unit 1 in August 2011.

Tax equivalents expense increased $6 million in the three months ended December 31, 2011, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense. The accrued tax equivalent expense, which is equal to five percent of the fuel-cost related revenues, increased in the three months ended December 31, 2011, due to the new wholesale rate structure implemented on April 1, 2011, whereby the fuel rate was separated out from the base rate. Due to regulatory accounting, tax equivalents related to fuel-cost related revenues are recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

Interest Expense.   Interest expense and interest rates for the three months ended December 31, 2011, and 2010, were as follows:

Interest Expense
	Three Months Ended December 31
	2011	2010	Percent Change
Interest expense	$358	$358	—%
Allowance for funds used during construction and nuclear fuel expenditures	(39)	(29)	34.5%
Net interest expense	$319	$329	(3.0)%

	2011	2010	Percent Change
Interest rates (average)
Long-term(1)	5.75	5.87	(2.0)%
Discount notes	—	0.08	(100.0)%
Blended(1)	5.65	5.86	(3.6)%
Note
(1) The average interest rates on long-term debt reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the fiscal years depicted and interest expense for those periods. Interest expense is interest on long-term debt, including amortization of debt discounts, issue, and reacquisition costs, net.

The $10 million decrease in net interest expense was related to greater amounts of capitalized interest due to an increase in the construction work in progress base used to calculate allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting policies are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 of the Notes to the Financial Statements in the Annual Report.

Changes in Ratemaking Impacting Accounting

For distributor customers, the default rate structure is time of use ("TOU") with an option to elect a seasonal demand and energy structure.  The TVA rate structures provide that all distributor customers are to be on a TOU wholesale structure by no later than October 2012; however, TVA will continue to have discussions with distributors on alternative rate structures.

The TVA Board of Directors approved a rate adjustment at its August 18, 2011 meeting that went into effect in October 2011. The rate adjustment resulted in an increase in wholesale base rates of two percent.

TVA faces several challenges in implementing TOU rates.  Although metering is in place today to facilitate implementation at the wholesale level, additional metering and infrastructure will be needed to pass through the TOU pricing signals at the retail level.  TVA is working with distributors to explore how additional metering and infrastructure resources can best be acquired in a cost-effective manner.  There will also be additional administration costs associated with implementing the

TOU rates.  Billing, metering, communication, and data management systems will have to be modified (and in some cases acquired) to read, communicate, and ultimately generate customer bills.

New Accounting Standards and Interpretations

For a discussion of TVA’s new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

On December 21, 2011, William R. McCollum, Jr., TVA's Chief Operating Officer, announced that he would be retiring, effective June 30, 2012.

The service of Dennis C. Bottorff, Robert M. Duncan, and Thomas C. Gilliland as members of TVA's Board of Directors ended January 3, 2012, with the adjournment of the first session of the 112th Congress.  Their terms of office, which began in 2006 for Mr. Bottorff and Mr. Duncan and 2008 for Mr. Gilliland, expired May 18, 2011.  The TVA Act permitted them to continue to serve as directors until the end of the then-current session of Congress.

Environmental Matters

TVA's power generation activities, like those across the utility industry and in other industrial sectors, are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include clean air control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent and to apply to additional emissions and sources.

Clean Air Regulations

               The Clean Air Act ("CAA") establishes a comprehensive program to protect and improve the nation's air quality and control sources of air emissions.  The major CAA programs that affect TVA's power generation activities are described below.

               Cross State Air Pollution Rule. The Environmental Protection Agency ("EPA") announced on October 6, 2011, the final Cross State Air Pollution Rule ("CSAPR"). The final CSAPR will allow slightly more ozone season nitrogen oxides ("NOx") emissions in Mississippi, where TVA has recently purchased Magnolia.  It also reduces the sulfur dioxide ("SO2") and NOx allowances allocated to coal-fired plants in Alabama, Kentucky, and Tennessee to match the more stringent requirements of the Environmental Agreements for the years 2013, 2018, and 2019.

On December 30, 2011 the District of Columbia Court of Appeals stayed the implementation of CSAPR while it reviews the legal challenges to the rule. In the interim, the Clean Air Interstate Rule ("CAIR") remains in effect for TVA and other utilities. Speculation is that due to the time required for the review, CSAPR may not become effective until January 1, 2013, at the earliest. In the interim, the Environmental Agreements and CAIR SO2 and NOx allowance allocations remain the air quality compliance drivers for TVA's coal-fired plants in 2012.

               Hazardous Air Pollutants from Steam Electric Utility Units.  On December 16, 2011, the EPA released the final rule establishing standards for hazardous air pollutants emitted from steam electric utility units. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gasses for some of TVA’s coal-fired units in the 2015-2016 timeframe. Boiler combustion systems require scheduled maintenance to ensure optimized combustion to minimize emissions of organic hazardous air pollutants. TVA may choose to idle or retire some units in lieu of investing in additional controls. The EPA also finalized the New Source Performance Standards (“NSPS”) for new and reconstructed coal and oil-fired units for emissions of particulate matter ("PM"), SO2, and NOx. New PM and NOx standards for modified units are also included in the NSPS. The final rule moderated somewhat from the proposed rule, but it remains the primary driver of additional air quality controls for TVA's coal-fired plants over the next few years.

Climate Change

New Source Performance Standards for Greenhouse Gas Emissions.  In December 2010, the EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating greenhouse gas ("GHG") emissions from oil and coal-fired electric generating units.  On June 13, 2011, the EPA and these states and environmental groups agreed to a two-month postponement of the EPA's deadline to propose GHG limits on new and modified power plants.  The original deadline for the EPA to propose NSPS standards for power plants was July 26, 2011.  The deadline was extended to September 30, 2011, but the EPA announced that it will miss that deadline and is working on developing a new schedule for the rule.  The original deadline for the final rule was May 26, 2012, but it is possible that the EPA will request an extension for the final rule deadline.  These rules will affect TVA, but the extent of the impact is not yet known.

The Durban Climate Change Conference occurred November 28 to December 11, 2011. The Durban Conference

included the 17th session of the Conference of the Parties to the UN Framework Convention on Climate Change ("COP") and the 7th meeting of the Conference of the Parties serving as the Meeting of Parties ("CMP") to the Kyoto Protocol. The meetings resulted in the adoption of 19 COP decisions and 17 CMP decisions. TVA is unable to predict the influence these decisions may have on domestic climate-related legislation.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current remaining estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures At December 31, 2011 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(1)	2012+	$19
Coal combustion products conversion and remediation(2)	2012-2022	$1,480
Proposed clean air projects(3)	2012-2018	$3,414
Clean Water Act requirements(4)	2015-2020	TBD*
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
*  TBD – to be determined as the regulations progress.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $386 million with respect to Legal Proceedings as of December 31, 2011. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16, which discussion is incorporated into this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 12 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee, including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2011.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee, including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, TVA is a party to lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise.  While the outcome of the Legal Proceedings to which TVA is a party cannot be predicted with certainty, any adverse outcome to a Legal Proceeding involving TVA may have a material adverse effect on TVA’s financial condition, results of operations, and cash flows.

For a discussion of certain current material Legal Proceedings, see Note 16, which discussion is incorporated by reference into this Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA

10.2	Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC

10.3	Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under this section.

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 2, 2012		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA

10.2	Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC

10.3	Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under this section.