Form 10-Q
period 2012-03-31
Tennessee Valley Authority
filed 2012-05-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
2012 Challenges and Key Initiatives.....................................................................................................................................	40
Liquidity and Capital Resources............................................................................................................................................	44
Results of Operations............................................................................................................................................................	48
Critical Accounting Policies and Estimates...........................................................................................................................	52
Changes in Ratemaking .......................................................................................................................................................	53
New Accounting Standards and Interpretations....................................................................................................................	53
Corporate Governance..........................................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	54

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	55

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	55
Disclosure Controls and Procedures......................................................................................................................................	55
Changes in Internal Control over Financial Reporting............................................................................................................	55

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	56

ITEM 1A. RISK FACTORS...........................................................................................................................................................	56

ITEM 6. EXHIBITS.......................................................................................................................................................................	57

SIGNATURES...............................................................................................................................................................................	58

EXHIBIT INDEX............................................................................................................................................................................	59

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offer Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset values
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation

SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TWQCB	Tennessee Water Quality Control Board
USEC	USEC, Inc.
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•	Changes in the economy and volatility in financial markets;

•	Inability to eliminate identified deficiencies in TVA's systems, standards, controls, and corporate culture;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA's assets to operate as planned and the failure of TVA's cyber security program to protect TVA's assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred; and

•	Unforeseeable events.

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

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2012	2011	2012	2011
Operating revenues
Sales of electricity	$2,569	$2,934	$5,109	$5,734
Other revenue	35	34	63	62
Total operating revenues	2,604	2,968	5,172	5,796
Operating expenses
Fuel	524	749	1,164	1,487
Purchased power	329	279	648	639
Operating and maintenance	863	800	1,743	1,683
Depreciation and amortization	493	428	934	860
Tax equivalents	149	145	300	290
Total operating expenses	2,358	2,401	4,789	4,959
Operating income	246	567	383	837
Other income (expense), net	(14)	10	(5)	21
Interest expense
Interest expense	368	356	726	714
Allowance for funds used during construction and nuclear fuel expenditures	(42)	(32)	(81)	(61)
Net interest expense	326	324	645	653
Net income (loss)	$(94)	$253	$(267)	$205
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	March 31, 2012	September 30, 2011
Current assets	(Unaudited)
Cash and cash equivalents	$371	$507
Restricted cash of variable interest entity	30	—
Restricted cash and investments	11	11
Accounts receivable, net	1,262	1,739
Inventories, net	1,171	1,028
Regulatory assets	930	543
Other current assets	140	215
Total current assets	3,915	4,043

Property, plant, and equipment
Completed plant	44,661	44,187
Less accumulated depreciation	(21,378)	(20,643)
Net completed plant	23,283	23,544
Construction in progress	5,067	4,662
Nuclear fuel	1,170	1,073
Capital leases	46	26
Total property, plant, and equipment, net	29,566	29,305

Investment funds	1,369	1,168

Regulatory and other long-term assets
Regulatory assets	11,140	11,505
Other long-term assets	271	372
Total regulatory and other long-term assets	11,411	11,877

Total assets	$46,261	$46,393

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2012	September 30, 2011
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,769	$1,840
Environmental cleanup costs - Kingston ash spill	119	182
Accrued interest	428	403
Current portion of leaseback obligations	83	80
Current portion of energy prepayment obligations	104	105
Regulatory liabilities	219	280
Short-term debt, net	—	482
Current maturities of power bonds	3,166	1,537
Current maturities of long-term debt of variable interest entities	12	—
Total current liabilities	5,900	4,909

Other liabilities
Post-retirement and post-employment benefit obligations	6,086	6,007
Asset retirement obligations	3,215	3,138
Other long-term liabilities	2,298	2,405
Leaseback obligations	1,148	1,202
Energy prepayment obligations	560	612
Environmental cleanup costs - Kingston ash spill	199	194
Regulatory liabilities	127	285
Total other liabilities	13,633	13,843

Long-term debt, net
Long-term power bonds, net	20,753	22,412
Long-term debt of variable interest entities	988	—
Total long-term debt, net	21,741	22,412

Total liabilities	41,274	41,164

Proprietary capital
Power program appropriation investment	298	308
Power program retained earnings	4,164	4,429
Total power program proprietary capital	4,462	4,737
Nonpower programs appropriation investment, net	625	630
Accumulated other comprehensive income (loss)	(100)	(138)
Total proprietary capital	4,987	5,229

Total liabilities and proprietary capital	$46,261	$46,393
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the six months ended March 31
 (in millions)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(267)	$205
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	945	870
Nuclear refueling outage amortization cost	—	29
Amortization of nuclear fuel cost	130	114
Non-cash retirement benefit expense	304	232
Prepayment credits applied to revenue	(53)	(53)
Fuel cost adjustment deferral	54	157
Fuel cost tax equivalents	16	30
Environmental cleanup costs – Kingston ash spill – non cash	36	38
Changes in current assets and liabilities
Accounts receivable, net	472	256
Inventories and other, net	(165)	(162)
Margin cash collateral, net	(323)	(7)
Accounts payable and accrued liabilities	(266)	(273)
Accrued interest	25	13
Environmental cleanup costs – Kingston ash spill, net	(58)	(66)
Other, net	17	(50)
Net cash provided by operating activities	867	1,333
Cash flows from investing activities
Construction expenditures	(1,143)	(1,117)
Nuclear fuel expenditures	(225)	(159)
Loans and other receivables
Advances	(2)	(19)
Repayments	5	7
Other, net	6	(1)
Net cash used in investing activities	(1,359)	(1,289)
Cash flows from financing activities
Long-term debt
Issues of power bonds	69	1,540
Issues of variable interest entities	1,000	—
Redemptions and repurchases of power bonds	(125)	(1,015)
Short-term debt issues (redemptions), net	(482)	(27)
Proceeds from sale/leaseback financing	—	5
Payments on leases and leaseback financing	(52)	(88)
Financing costs, net	(10)	(18)
Change in restricted cash of variable interest entity	(30)	—
Payments to U.S. Treasury	(13)	(14)
Other, net	(1)	—
Net cash provided by financing activities	356	383
Net change in cash and cash equivalents	(136)	427
Cash and cash equivalents at beginning of period	507	328
Cash and cash equivalents at end of period	$371	$755
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended March 31, 2012, and 2011
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2010 (unaudited)	$323	$4,217	$637	$(39)	$5,138
Net income (loss)	—	255	(2)	—	253	$253
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	14	14	14
Reclassification to earnings from cash flow hedges	—	—	—	(27)	(27)	(27)
Total other comprehensive income (loss)	—	—	—	(13)	(13)	(13)
Total comprehensive income (loss)						$240
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at March 31, 2011 (unaudited)	$318	$4,470	$635	$(52)	$5,371

Balance at December 31, 2011 (unaudited)	$303	$4,257	$627	$(93)	$5,094
Net income (loss)	—	(92)	(2)	—	(94)	$(94)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	21	21	21
Reclassification to earnings from cash flow hedges	—	—	—	(28)	(28)	(28)
Total other comprehensive income (loss)	—	—	—	(7)	(7)	(7)
Total comprehensive income (loss)						$(101)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the six months ended March 31, 2012, and 2011
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	—	210	(5)	—	205	$205
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	63	63	63
Reclassification to earnings from cash flow hedges	—	—	—	(20)	(20)	(20)
Total other comprehensive income (loss)	—	—	—	43	43	43
Total comprehensive income (loss)						$248
Return on power program appropriation investment	—	(4)	—	—	(4)
Return of power program appropriation investment	(10)	—	—	—	(10)
Balance at March 31, 2011 (unaudited)	$318	$4,470	$635	$(52)	$5,371

Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(262)	(5)	—	(267)	$(267)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	64	64	64
Reclassification to earnings from cash flow hedges	—	—	—	(26)	(26)	(26)
Total other comprehensive income (loss)	—	—	—	38	38	38
Total comprehensive income (loss)						$(229)
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(10)	—	—	—	(10)
Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

The Tennessee Valley Authority (“TVA”) is a corporate agency and instrumentality of the United States that was created in 1933 by legislation enacted by the U.S. Congress in response to a request by President Franklin D. Roosevelt.  TVA was initially created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self regulated.  Additionally, TVA's regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred, because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write-offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for interim consolidated financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2011, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2011 (the “Annual Report”).

The accompanying consolidated financial statements include the accounts of TVA and two variable interest entities, created in January 2012, of which TVA is the primary beneficiary. See Note 7. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.  In the Cash flows from operating activities section of the Statements of Cash Flows, $30 million previously reported as changes in Other, net for the six months ended March 31, 2011, was reclassified as Fuel cost tax equivalents; and $(7) million previously reported as changes in Inventories and other, net for the six months ended March 31, 2011 was reclassified as Margin cash collateral, net.

Sales of electricity for the three and six months ended March 31, 2011, previously reported in the Statements of Operations as Sales of electricity to Municipalities and cooperatives of $2,517 million and $4,903 million, respectively, Industries and directly served of $385 million and $767 million, respectively, and Federal agencies and other of $32 million and $64 million, respectively, have been combined and reported as Sales of electricity of $2,934 million and $5,734 million, respectively.

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

Depreciation

TVA determined depreciation rates based on a new depreciation study during the second quarter of 2012. Implementation of the new study, exclusive of the impact of idling decisions discussed below, resulted in a $1 million decrease in depreciation expense during the quarter ended March 31, 2012. It is expected to decrease depreciation expense an additional $5 million for the remainder of 2012, exclusive of the impact of the idling decisions below.

TVA has announced the idling of several of its coal-fired units. As a result, depreciation rates have been adjusted so that the coal-fired units to be idled will be fully depreciated by the applicable idle dates. TVA idled Johnsonville Fossil Plant (“Johnsonville”) Units 7, 8, 9 and 10 on March 1, 2012, and plans to idle Johnsonville Units 5 and 6 and Colbert Fossil Plant (“Colbert”) Unit 5 by October 1, 2012.  Additionally, two units at John Sevier Fossil Plant (“John Sevier”) will be retired by December 31, 2012, the remaining two units at John Sevier will be idled by December 31, 2012, and Johnsonville Units 1-4 will be retired by December 31, 2017. As a result of TVA's decision to idle or retire these 15 units, TVA recognized $93 million and $135 million in accelerated depreciation expense related to these units during the three and six months ended March 31, 2012, respectively. TVA expects to recognize $200 million in accelerated depreciation for the remainder of 2012.

2.  Impact of New Accounting Standards and Interpretations

Fair Value Measurement.  In May 2011, the Financial Accounting Standards Board ("FASB") issued amendments to achieve common fair value measurement and disclosure requirements to create consistency between GAAP and International Financial Reporting Standards ("IFRS”). These changes became effective for TVA on January 1, 2012.  The adoption of this guidance did not materially affect TVA's financial condition, results of operations, or cash flows.  See Note 14.

The following accounting standards have been issued, but as of March 31, 2012, were not effective and had not been adopted by TVA.

Comprehensive Income.  In June 2011, the FASB issued guidance that will require adjustments to the presentation of TVA's financial information.  The guidance eliminates the current option to report comprehensive income and its components in the statement of changes in proprietary capital. The guidance allows for presentation of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. These changes become effective for TVA on October 1, 2012. The adoption of this guidance is not expected to have a material effect on TVA's financial condition, results of operations, or cash flows.

Balance Sheet. In December 2011, the FASB issued guidance that requires disclosure about balances presented on a net basis in the consolidated financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. These changes become effective for TVA on October 1, 2013.  TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2012	At September 30, 2011
Power receivables
Billed	$1,152	$1,625
Unbilled	16	13
Total power receivables	1,168	1,638
Other receivables	95	102
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,262	$1,739

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2012	At September 30, 2011
Fuel inventory	$603	$489
Materials and supplies inventory	585	555
Emission allowance inventory	12	11
Allowance for inventory obsolescence	(29)	(27)
Inventories, net	$1,171	$1,028

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2012	At September 30, 2011
Coal contract derivative assets	$120	$285
Loans and other long-term receivables, net	81	74
Other	70	13
Total other long-term assets	$271	$372

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

Regulatory Assets and Liabilities
	At March 31, 2012	At September 30, 2011
Current regulatory assets
Unrealized losses on commodity derivatives	$535	$225
Deferred nuclear generating units	236	236
Environmental agreements	87	—
Environmental cleanup costs – Kingston ash spill	71	73
Deferred capital leases	1	2
Fuel cost adjustment receivable	—	7
Total current regulatory assets	930	543
Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,627	5,807
Unrealized losses on swaps and swaptions	1,025	1,164
Nuclear decommissioning costs	894	1,012
Environmental cleanup costs - Kingston ash spill	835	874
Construction costs	619	619
Deferred nuclear generating units	591	709
Non-nuclear decommissioning costs	527	519
Unrealized losses on commodity derivatives	470	221
Environmental agreements	253	346
Other non-current regulatory assets	299	234
Total non-current regulatory assets	11,140	11,505
Total regulatory assets	$12,070	$12,048

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$143	$127
Fuel cost adjustment liability	48	—
Unrealized gains on commodity derivatives	28	153
Total current regulatory liabilities	219	280
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	127	285
Total regulatory liabilities	$346	$565

7.  Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. The analysis to determine whether an entity is a VIE considers factors such as contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity, the extent of an entity's activities that either involve or are conducted on behalf of an investor with disproportionate voting rights and the relationship of voting power to the amount of equity invested in an entity. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The determination of the primary beneficiary requires a continual reassessment.

On January 17, 2012, TVA entered into a $1.0 billion transaction with John Sevier Combined Cycle Generation LLC

("JSCCG"), a newly formed entity. In connection with this transaction, TVA and the United States of America agreed to lease the John Sevier Combined Cycle Facility ("John Sevier CCF") located in Hawkins County, Tennessee, to JSCCG for a term of fifty years (the "Head Lease"). TVA also entered into a construction management agreement ("CMA") with JSCCG under which TVA is obligated to use commercially reasonable efforts to cause the John Sevier CCF to achieve substantial completion by January 14, 2013, or as soon thereafter as commercially practicable. John Sevier CCF began commercial operations on April 30, 2012.

Also on January 17, 2012, TVA and JSCCG entered into an agreement under which TVA will lease the John Sevier CCF from JSCCG (the "Facility Lease") through January 15, 2042. Throughout the term of the Facility Lease, TVA will operate and maintain (and improve to the extent required by applicable law) the John Sevier CCF and will take all power generated by the facility. As long as TVA makes all payments as prescribed by the Facility Lease and there is no significant lease event of default with respect to which JSCCG has exercised dispossessory remedies, the Head Lease will expire on January 17, 2042, and TVA will own John Sevier CCF at no additional cost to TVA.

JSCCG is a special single-purpose limited liability company formed to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption. The membership interests were purchased by John Sevier Holdco LLC (“Holdco”). Holdco is a newly formed special single-purpose entity established to acquire and hold membership interests in JSCCG. A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income or expenses of Holdco are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests mirror those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG and the Holdco notes closed on January 17, 2012. See Note 11 — Secured Debt of VIEs. The JSCCG notes are secured by TVA’s lease payments and the Holdco notes are secured by the investment in and amounts receivable from JSCCG. TVA’s lease payments, under the terms of the Facility Lease, are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays the administrative or miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business conduct and credit and financial support of JSCCG and Holdco, TVA is deemed to have a variable interest in each of these entities. Accordingly, TVA has made qualitative evaluations regarding which interest holders have the power to direct the activities that most significantly impact the economic performance of the entities and have the obligation to absorb losses or receive benefits that could be significant to the entities. The evaluations consider the purpose and design of the businesses, the risks that the businesses were designed to create and pass along to other entities, the activities of the businesses that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the businesses. TVA has the power to direct the activities of an entity when it has the ability to make key operating, investing and financing decisions, including, but not limited to, capital investment and the issuance or redemption of debt. Based on its analysis, TVA has determined that it is the primary beneficiary of JSCCG and Holdco and, as such, is required to account for the VIEs on a consolidated basis. Holdco’s membership interests in JSCCG are eliminated in consolidation.

The carrying amounts and classifications of the assets and liabilities of JSCCG and Holdco as of March 31, 2012, are as follows:

March 31, 2012
Current assets
Restricted cash of variable interest entity	$30
Total assets	$30

Current liabilities
Accrued interest	$10
Current maturities of long-term debt of variable interest entities	12
Total current liabilities	22
Long-term debt, net
Long-term debt of variable interest entities	988
Total liabilities	$1,010

JSCCG’s and Holdco’s creditors do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to JSCCG or Holdco other than as prescribed in the terms of the Facility Lease and other agreements related to this transaction.

8.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the physical cleanup work (final removal) will be completed in the last quarter of CY 2014.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the second quarter of CY 2015.

Claims and Litigation

See Note 17 — Legal Proceedings Related to the Kingston Ash Spill and — Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through March 31, 2012, totaled $807 million.  The remaining estimated liability at March 31, 2012, was $318 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment and Conservation ("TDEC") order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the consolidated financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the pond and dredge cell closure costs is also not included in the estimate as it is included in the non-nuclear Asset retirement obligation ("ARO") liability.

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  TVA has received insurance proceeds of $45 million.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property owned by the State of Tennessee, and related expenses. Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements in respect of compliance with certain environmental regulations (see Note 17 — Environmental Agreements). The table below summarizes the types and amounts of liabilities:

Other Long-Term Liabilities
	At March 31, 2012	At September 30, 2011
Swaption liability	$993	$1,077
Interest rate swap liabilities	405	463
Environmental agreements liability	253	346
Coal contract derivative liabilities	236	119
Commodity swap derivative liabilities	109	78
Currency swap liabilities	72	131
Other	230	191
Total other long-term liabilities	$2,298	$2,405

10.  Asset Retirement Obligations

During the six months ended March 31, 2012, TVA's total ARO liability increased $77 million. The increase in the liability resulted from accretion and a change in estimate. These items were partially offset by ash area settlement projects that were conducted during the six months ended March 31, 2012. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $27 million of the related regulatory assets were amortized into expense since these amounts were collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-nuclear	Total
Balance at September 30, 2011	$2,091	$1,047	$3,138
Settlements (ash storage areas)	—	(12)	(12)
Accretion (recorded as regulatory asset)	57	27	84
Change in estimate	—	5	5
Balance at March 31, 2012	$2,148	$1,067	$3,215

11.  Debt and Guarantee Obligations

Debt Outstanding

Total debt outstanding at March 31, 2012, and September 30, 2011, consisted of the following:

Debt Outstanding
	At March 31, 2012	At September 30, 2011
Short-term debt
Discount notes (net of discount)	$—	$482
Current maturities of long-term debt of variable interest entities	12	—
Current maturities of power bonds	3,166	1,537
Total short-term debt, net	3,178	2,019
Long-term debt
Long-term debt of variable interest entities	988	—
Long-term power bonds	20,988	22,647
Unamortized discount, premiums and other	(235)	(235)
Total long-term debt, net	21,741	22,412
Total outstanding debt	$24,919	$24,431

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2011, to March 31, 2012.

	Date	Amount	Interest Rate

Issues
Debt of variable interest entities	January 17, 2012	$1,000	4.87%
electronotes®	Three Months Ended March 31, 2012	69	3.42%
		$1,069

Redemptions/Maturities
2009 Series A	November 2011	$2	2.25%
2009 Series B	December 2011	1	3.77%
electronotes®	Three Months Ended December 31, 2011	16	4.82%
electronotes®	Three Months Ended March 31, 2012	106	4.50%
Total		$125

Putable Automatic Rate Reset Securities. The interest rate on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) will be reset from 4.73 percent to 4.06 percent on June 1, 2012. The interest rate on the 1999 Series A Putable Automatic Rate Reset Securities (“1999 Series A Bonds”) was reset on May 1, 2012, from 4.50 percent to 4.15 percent. Because investors have the opportunity to redeem these securities in the event of a rate reset, and because the rates were expected to reset, TVA reclassified the outstanding principal balances of $330 million of the 1998 Series D Bonds and $274 million of 1999 Series A Bonds to current maturities of long-term debt at March 31, 2012. TVA redeemed $2 million of the 1999 Series A Bonds on May 1, 2012.

Power Bonds. The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Debt amounts outstanding include the effect of translations related to Bonds denominated in foreign currencies. TVA is reviewing how its energy prepayments are currently structured, with a view to determining by the end of 2012 whether a more conservative treatment of these instruments as Bonds is appropriate.

On April 15, 2012, TVA redeemed $1.0 billion of the 1992 Series D Bonds which had a coupon of 8.25 percent. The bonds were redeemed at 106 percent of par value with a premium of $60 million paid by TVA. The premium was accrued in Accounts payables and accrued liabilities at March 31, 2012, and deferred as a regulatory asset.

Secured Debt of VIEs. On January 17, 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also on January 17, 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity.

Approximately $970 million of the proceeds from the secured notes issuances were paid to TVA in accordance with the terms of the Head Lease and CMA. See Note 7. JSCCG deposited approximately $30 million with a lease indenture trustee to fund the payments due on July 15, 2012, in connection with the JSCCG notes and Holdco's membership interests in JSCCG. The deposit is reflected as Restricted cash of variable interest entity on the face of the consolidated balance sheets. TVA intends to use the proceeds from the transaction for the benefit of its power program.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at March 31, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  The $0.5 billion and one of the $1.0 billion credit facilities both mature on January 14, 2014, and the other $1.0 billion credit facility matures on May 11, 2014.  The credit facilities also accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At March 31, 2012, and September 30, 2011, there were $926 million and $575 million, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

Guarantee Obligations

Energy Right® Program Guarantee. TVA guarantees repayment on certain loans to end-use customers in association with the Residential Energy Right® Program.  These loans are originated by distributors and funded by a third party bank.  As of March 31, 2012, total loans outstanding were approximately $182 million.

12.  Leaseback Obligations

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units (“CTs”). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software (“QTE”) in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2012, and September 30, 2011, the outstanding leaseback obligations, related to CTs and QTE, were $844 million and $885 million, respectively.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States's interest in the facility.  TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA's buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $387 million at March 31, 2012, and $397 million at September 30, 2011.

Bond Ratings Downgrade

On August 8, 2011, a credit rating agency lowered the long-term rating of TVA's rated Bonds from AAA to AA+.  This downgrade constituted an event of default under the Amended and Restated Credit Agreement between Seven States and its lenders.  Upon the occurrence of such an event of default, Seven States's lenders may either impose a higher default interest rate on the loan or exercise an option to require TVA to re-acquire its interest in the Southaven facility and the related assets.  On November 1, 2011, Seven States and its lenders, with the consent of TVA, executed an Amendment to the Amended and Restated Credit Agreement.  In this amendment, Seven States's lenders agreed to waive this event of default and thus waive the lenders' right to force TVA to re-acquire Seven States's interest in the Southaven facility and the related assets or to force Seven States to pay the default interest rate for this event of default.  Also, the amendment ties the interest rate on Seven States's credit facilities to TVA's credit rating.  Seven States will pay interest on the loan at either (1) the London Interbank Offer Rate ("LIBOR") plus 62.5 basis points if TVA's corporate credit rating is AAA (or its equivalent) by the nationally recognized credit rating agencies, or (2) LIBOR plus 87.5 basis points if TVA's corporate credit rating is AA+ (or its equivalent) by one or more credit rating agencies.

Lease Ratings Downgrade

On November 29, 2011, one credit rating agency downgraded its ratings on various long-term leases backed by obligations of TVA from AA+ to AA-, and set the outlook on the ratings to stable.  The downgrades include TVA's obligations related to CTs and QTE, and office real estate.  According to the rating agency, the downgrade reflects the application of new criteria to the leases, rather than any TVA action, event, or change in business conditions.  While the downgrades do not change TVA's obligations under the leases, it may affect the cost to TVA of similar future financings. At March 31, 2012, and September 30, 2011, the total balances of the leaseback obligations were $1.2 billion and $1.3 billion, respectively.

13.  Risk Management Activities and Derivative Transactions

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Overview of Accounting Treatment

TVA recognizes certain of its derivative instruments as either assets or liabilities on its consolidated balance sheets at fair value.  The accounting for changes in the fair value of these instruments depends on (1) whether TVA uses regulatory accounting to defer the derivative gains and losses, (2) whether the derivative instrument has been designated and qualifies for hedge accounting treatment, and (3) if so, the type of hedge relationship (for example, cash flow hedge).

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended March 31		Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2012	2011	2012	2011
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$21	$14	$64	$63
Notes (1) Mark-to-Market ("MtM") (2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended March 31(1)		Amount of Gain (Loss) Reclassified from OCI to Interest Expense Six Months Ended March 31(1)
Derivatives in Cash Flow Hedging Relationship	2012	2011	2012	2011
Currency swaps	$(28)	$(27)	$(26)	$(20)
Note (1) There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31(1)		Amount of Gain (Loss) Recognized in Income on Derivatives Six Months Ended March 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2012	2011	2012	2011
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	$ —	$ —	$ —	$ —

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses (if any) are recognized in gain/loss on derivative contracts.	—	—	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses (if any) due to contract settlements are recognized in fuel expense as incurred.	—	—	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel and purchased power expense when the related commodity is used in production.	(88)	(35)	(144)	(77)
Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2012, and 2011.

Mark-to-Market Values of TVA Derivatives
	At March 31, 2012		At September 30, 2011
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(31)	Other long-term liabilities	$(44)	Other long-term liabilities
£250 million Sterling	4	Other long-term assets	(24)	Other long-term liabilities
£150 million Sterling	(41)	Other long-term liabilities	(63)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$(993)	Other long-term liabilities	$(1,077)	Other long-term liabilities
Interest rate swaps:
$476 million notional	(390)	Other long-term liabilities	(446)	Other long-term liabilities
$42 million notional	(15)	Other long-term liabilities	(17)	Other long-term liabilities
Commodity contract derivatives	(311)	Other long-term assets $120; Other current assets $17; Other long-term liabilities $(236); Accounts payable and accrued liabilities $(212)	239	Other long-term assets $285; Other current assets $150; Other long-term liabilities $(119); Accounts payable and accrued liabilities $(77)
Derivatives under FTP:
Margin cash account(1)	81	Other current assets	34	Other current assets
Derivatives under FTP(2)	(503)	Current regulatory assets $(287); Regulatory assets $(234); Current regulatory liabilities $11; Regulatory liabilities $7	(234)	Current regulatory assets $(135); Regulatory assets $(102); Current regulatory liabilities $3
Notes
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table. This balance also includes the $26 million deposited with MF Global Inc. See Counterparty Credit Risk for details.
(2)  The March 31, 2012, and September 30, 2011, balances in the Derivatives under Financial Trading Program table show all open derivative positions in the FTP.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of March 31, 2012:

Currency Swaps Outstanding At March 31, 2012
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
1999	£200 million	2021	5.81%
2001	£250 million	2032	6.59%
2003	£150 million	2043	4.96%

When the dollar strengthens against the British pound sterling, the transaction gain on the Bond liability is offset by a currency exchange loss on the swap contract.  Conversely, when the dollar weakens against the British pound sterling, the transaction loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in Accumulated other comprehensive income (loss).  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense.

Derivatives Not Receiving Hedge Accounting Treatment

Swaption and Interest Rate Swaps.  Prior to 2006, TVA entered into four swaption transactions to protect against decreases in value of the embedded call provisions on certain of its Bond issues.  A swaption grants a third party the right to enter into a swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA has monetized.  Subsequently, the counterparties to three of the swaptions exercised their rights to enter into interest rate swaps with TVA.

In 2003, TVA monetized the call provisions on the TVA $1.0 billion 1992 Series D Power Bonds by entering into a swaption agreement with a third party in exchange for $175 million (the “1992 D Swaption”). In March 2012, the counterparty to the 1992 D Swaption transaction exercised its option to enter into a swap with TVA, effective April 15, 2012, requiring TVA to make fixed-rate payments to the counterparty of 8.25 percent and the counterparty to make floating payments to TVA based on LIBOR. These payments are based on a notional principal amount of $1.0 billion. In association with exercising its option to enter into the swap with TVA, the counterparty paid TVA $60 million on the date that the swap began, which is an amount equal to the premium TVA paid to call the $1.0 billion Bond issue in April 2012.

TVA uses regulatory accounting treatment to defer the MtM gains and losses on these swaps and swaption and includes the gain or loss in the ratemaking formula when these transactions settle.  The values of the swaps and swaption and related deferred unrealized gains and losses are recorded on TVA's consolidated balance sheets with realized gains or losses, if any, recorded on TVA's consolidated statements of operations.  There were no realized gains or losses for the three and six months ended March 31, 2012, and 2011.

For the three and six months ended March 31, 2012, the changes in market value resulted in deferred unrealized gains on the value of the interest rate swaps and swaption of $195 million and $140 million, respectively.  All net deferred unrealized gains and losses are reclassified as regulatory assets or liabilities on the balance sheet.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. At March 31, 2012, and September 30, 2011, TVA's coal contract derivatives had net market values of $(311) million and $239 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At March 31, 2012, TVA's coal contract derivatives had terms of up to six years.

TVA marks to market all of its natural gas derivative contracts that require physical delivery. The total market value of these natural gas derivative contracts at March 31, 2012, and September 30, 2011, was less than $1 million. At March 31, 2012, these natural gas derivative contracts had terms of up to three years.

Commodity Contract Derivatives
	At March 31, 2012			At September 30, 2011
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	19	53 million tons	$(311)	38	66 million tons	$239
Natural gas contract derivatives	3	57 million mmBtu	$—	13	5 million mmBtu	$—

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

At March 31, 2012, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, and coal. Futures contracts and option contracts under the FTP had remaining terms of less than one year. Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program
	At March 31, 2012		At September 30, 2011
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	1,300,000	$(4)
Swap contracts	359,512,500	(517)	232,295,000	(223)
Option contracts	—	(3)	—	(1)
Natural gas financial positions	359,512,500	$(520)	233,595,000	$(228)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,422,000	18	1,591,000	(7)
Option contracts	—	—	90,000	—
Fuel oil/crude oil financial positions	1,422,000	$18	1,681,000	$(7)

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	—	(1)	120,000	1
Option contracts	—	—	—	—
Coal financial positions	—	$(1)	120,000	$1
Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity contract. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(35) million at March 31, 2012, and $(13) million at September 30, 2011. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the table below:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At March 31, 2012	At September 30, 2011

Natural gas	$(520)	$(228)
Fuel oil/crude oil	18	(7)
Coal	(1)	1

FTP Realized Gains (Losses)

	For the Three Months Ended March 31		For the Six Months Ended March 31
Decrease (increase) in fuel expense	2012	2011	2012	2011

Natural gas	$(16)	$—	$(16)	$—
Fuel oil/crude oil	2	4	7	10
Coal	—	—	1	—

FTP Realized Gains (Losses)

	For the Three Months Ended March 31		For the Six Months Ended March 31
Decrease (increase) in purchased power expense	2012	2011	2012	2011

Natural gas	$(74)	$(39)	$(136)	$(86)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 14 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  Derivative instruments in these trusts may include swaps, futures, options, forwards, and other instruments.  At March 31, 2012, and September 30, 2011, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps, its currency swaps, and its swaption contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.5 billion.  TVA's collateral obligations at March 31, 2012, under these arrangements was $926 million, for which TVA had posted $926 million in letters of credit.  These letters of credit reduce the available balance under the related credit facility.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's (“S&P”) or Moody's Investors Service ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA would be required to post an additional $45 million of collateral in excess of its March 31, 2012 obligation; and

•	If TVA ceases to be majority-owned by the U.S. government, TVA's credit rating would likely be downgraded and TVA would be required to post additional collateral.

Counterparty Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of a counterparty's nonperformance of its contractual obligations.  Where exposed to counterparty credit risk, TVA analyzes the counterparty's financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty on an ongoing basis, and employs credit mitigation measures, such collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.

On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act ("SIPA")proceeding was filed against MF Global Inc. ("MF Global"). TVA had used MF Global to clear certain trades and had posted $33 million cash collateral with MF Global at the time of the bankruptcy filing. TVA has recovered $7 million of this balance from the trustee appointed in the SIPA proceeding. TVA has filed claims to recover the remaining funds that TVA deposited with MF Global. It is not clear that TVA will recover all of these funds.

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from four customers that represented 28 percent of total outstanding accounts receivable at March 31, 2012. TVA had concentrations of accounts receivable from three customers that represented 26 percent of total outstanding accounts receivable at September 30, 2011. Power sales to TVA's largest directly served industrial customer represented six percent of TVA's total operating revenues for the three months ended March 31, 2012.  This customer's senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At March 31, 2012, the swaption and all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  See Derivatives Not Receiving Hedge Accounting Treatment. At March 31, 2012, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 11 different suppliers at March 31, 2012.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  The supplier's senior secured credit ratings are currently CC by S&P and Caa1 by Moody's.  As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Consolidated Balance Sheet as of March 31, 2012, and Consolidated Statements of Changes in Proprietary Capital for the three and six months ended March 31, 2012. Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At March 31, 2012, Investment funds were composed of $1.4 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three to four year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $99 million at March 31, 2012.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values (“NAV”) as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART and SERP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be liquidated at the measurement date NAV price and are classified as Level 2 valuations. Required notification periods range from zero to 30 days. The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.

TVA recorded the following gains and losses related to investments during the periods:

	Investment Gains (Losses)
		For the Three Months Ended March 31		For the Six Months Ended March 31
	Financial Statement Presentation	2012	2011	2012	2011

SERP	Other income (expense)	$2	$2	$3	$4
NDT	Regulatory asset	60	19	118	42
ART	Regulatory asset	15	(1)	25	—

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

TVA's swaption was converted to an interest rate swap in April 2012. Due to the short-term nature of the swaption at March 31, 2012, the adjustments made to the observable volatility measure resulted in a negligible impact on the reported fair value of the swaption as of March 31, 2012, in comparison to the value obtained without adjustments.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment (“CVA”). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2010) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $54 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2012.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2012, and September 30, 2011. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2012
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$112	$—	$—	$—	$112
Debt securities
U.S. government corporations and agencies	120	99	—	—	219
Corporate debt securities	—	182	—	—	182
Residential mortgage-backed securities	—	14	—	—	14
Commercial mortgage-backed securities	—	3	—	—	3
Collateralized debt obligations	—	6	—	—	6
Private partnerships	—	—	36	—	36
Commingled funds(2)					—
Equity security commingled funds	—	561	—	—	561
Debt security commingled funds	—	193	—	—	193
Other commingled funds	—	41	—	—	41
Total investments	232	1,099	36	—	1,367
Currency swaps	—	4	—	—	4
Commodity contract derivatives	—	—	137	—	137
Commodity derivatives under FTP
Swap contracts	—	225	—	(207)	18
Total commodity derivatives under FTP	—	225	—	(207)	18

Total	$232	$1,328	$173	$(207)	$1,526

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$72	$—	$—	$72
Interest rate swaps	—	405	—	—	405
Swaption	—	—	993	—	993
Commodity contract derivatives	—	—	448	—	448
Commodity derivatives under FTP
Futures contracts	—	—	—	—	—
Swap contracts	—	725	—	(207)	518
Option contracts	3	—	—	—	3
Total commodity derivatives under FTP	3	725	—	(207)	521

Total	$3	$1,202	$1,441	$(207)	$2,439
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

TVA uses internal and external valuation specialists for the calculation of its fair value measurements classified as Level 3. Analytical testing is performed on the change in fair value measurements each period to ensure the valuation is reasonable based on changes in general market assumptions. Significant changes to the estimated data used for unobservable inputs, in isolation or combination, may result in significant variations to the fair value measurement reported.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended March 31			For the Six Months Ended March 31
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption
Balances at beginning of period	$13	$(6)	$(583)	$13	$103	$(804)
Purchases	3	—	—	8	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	(5)	—	—	(6)	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	3	79	29	(1)	(30)	250
Balances at March 31, 2011	$14	$73	$(554)	$14	$73	$(554)

Balances at beginning of period	$28	$4	$(1,128)	$22	$239	$(1,077)
Purchases	7	—	—	13	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	(1)	—	—
Settlements	—	—	—	—	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	1	(315)	135	2	(550)	84
Balances at March 31, 2012	$36	$(311)	$(993)	$36	$(311)	$(993)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and six months ended March 31, 2012. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$137	Discounted cash flow	Credit risk	29.9%

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.50 - $93.00/ton
Liabilities
Commodity contract derivatives	448	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.50 - $93.00/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at March 31, 2012, and September 30, 2011, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2012, and September 30, 2011, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2012		At September 30, 2011
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans and other long-term receivables, net	Level 2	$81	$76	$74	$68

Long-term outstanding power bonds (including current maturities), net	Level 2	23,919	28,384	23,949	29,190

Long-term debt of variable interest entities (including current maturities)	Level 2	1,000	1,161	—	—

Due to the short-term maturity of Cash and cash equivalents, Restricted cash and investments, and Short-term debt, net, each considered a Level 1 valuation classification, the carrying amounts of these instruments approximate their fair values.

The fair value for loans and other long-term receivables is estimated by determining the present value of future cash flows using a discount rate equal to lending rates for similar loans made to borrowers with similar credit ratings and for similar remaining maturities, where applicable.

The fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date. The fair value of other long-term debt is estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended March 31		For the Six Months Ended March 31
	2012	2011	2012	2011
Interest income	$2	$2	$4	$5
Gains (losses) on investments	2	2	4	4
External services	(1)	5	3	10
Miscellaneous	(17)	1	(16)	2
Total other income (expense), net	$(14)	$10	$(5)	$21

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2012, and 2011, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$34	$30	$4	$3	$69	$60	$9	$6
Interest cost	123	126	9	8	245	251	18	16
Expected return on plan assets	(109)	(122)	—	—	(218)	(244)	—	—
Amortization of prior service cost	(6)	(6)	(1)	(2)	(12)	(12)	(3)	(3)
Recognized net actuarial loss	90	70	8	6	180	141	15	11
Net periodic benefit cost as actuarially determined	132	98	20	15	264	196	39	30
Amount charged (capitalized) due to actions of regulator	—	3	—	—	—	6	—	—
Total net periodic benefit cost recognized	$132	$101	$20	$15	$264	$202	$39	$30

During the six months ended March 31, 2012, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $20 million and $19 million for other benefit costs during the six months ended March 31, 2012, and 2011, respectively. Net amounts capitalized due to actions of the TVA Board include amounts that have been deemed probable of recovery in future rates.

17.  Legal Proceedings

From time to time, TVA is a party to lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $382 million of potential losses with respect to Legal Proceedings as of March 31, 2012.  Of this amount, $254 million is included in Other long-term liabilities, $118 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  TVA has reviewed its claims and litigation and estimates that the reasonably possible loss beyond the amounts accrued is an additional $11 million. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). They became effective in June 2011.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2012 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2012 Consolidated Balance Sheet and will be recovered in rates in future periods.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceedings discussed below involving the John Sevier and Shawnee Fossil Plant (“Shawnee”) Clean Air Act ("CAA") permits are expected to be narrowed in scope.

Legal Proceedings Related to the Kingston Ash Spill. Seventy-eight lawsuits based on the Kingston ash spill have been filed in the United States District Court for the Eastern District of Tennessee. Fifteen of these lawsuits have been dismissed, and 63 lawsuits are active and in various stages of litigation. Plaintiffs are residents, businesses, and property owners in the Kingston area and allege tort claims for damage to property (for example, nuisance, strict liability, trespass, and negligence), with some plaintiffs also alleging claims for personal injury, business loss, and inverse condemnation. Plaintiffs seek unspecified compensatory and punitive damages, court orders to clean up properties and other relief. TVA is the only active defendant in these actions.

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011

(“Phase I trial”), and a decision on the dike failure causation issues is expected in the spring or summer of 2012. The district court also approved stipulations in 53 of the remaining 56 cases in which plaintiffs and TVA agreed to adopt the Phase I trial record and be bound by the court's Phase I trial decision and a temporary stay of proceedings pending the court's Phase I trial decision.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups, but no such suits have been filed.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has satisfied $8 million, and TDEC has approved environmental projects valued at $2 million as a credit against the penalty amount. The remaining $2 million obligation will be paid in a final installment due on or before July 15, 2012.  In January 2011, TVA entered into a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established.  TVA is also required to reimburse TDEC and the U.S. Fish and Wildlife Service for their costs.

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of Tennessee Valley Authority Retirement System ("TVARS") filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board of Directors ("TVARS Board").  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for cost of living adjustment ("COLA") benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that these actions violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  In July 2010, TVA moved to intervene in the suit in the event it was not dismissed.  In September 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs' claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  A briefing schedule has been issued and final dispositive motions are due in October 2012. The parties are discussing procedures to submit the dispute for mediation.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants' greenhouse gas ("GHG") emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force.  Action by the United States Supreme Court in January 2011 ended this case in a manner favorable to TVA.

However, in May 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit in the Unites States District Court for the Southern District of Mississippi against the same and additional defendants, again alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force. The court, in March 2012, dismissed the lawsuit for a variety of reasons, including that the lawsuit presented a non-justiciable political question and that all of the claims were preempted by the CAA. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Fifth Circuit.

Global Warming Cases, Southern District of New York.  In July 2004, two lawsuits were filed in the United States District Court for the Southern District of New York against TVA and other companies that generate power from fossil-fuel electric generating facilities. The plaintiffs alleged that carbon dioxide ("CO2") emissions from such facilities should be ordered abated because they contributed to global warming.  In September 2005, the district court dismissed both lawsuits because they raised political questions that should not be decided by the courts.  Following appellate proceedings, the United States Supreme Court issued a decision in June 2011 that any federal common law cause of action was displaced by the CAA and its implementing regulations. The Supreme Court did not address the plaintiffs' state law claims, but instead remanded the case. The district court entered orders in December 2011 dismissing the federal common law claims in both lawsuits. In December 2011, the plaintiffs voluntarily dismissed the state law claims, ending the lawsuits in a manner favorable to TVA.

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  In March 2009, in response to a request by TVA, the NRC reinstated the construction permits for Bellefonte Nuclear Plant ("Bellefonte") Units 1 and 2.  In March 2009 and 2010, Blue Ridge Environmental Defense League (“BREDL”) filed petitions in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC's authority to reinstate the construction permits. TVA asked to participate and was granted intervenor status in the cases. In July 2010, the D.C. Circuit consolidated the two BREDL petitions and stayed the combined proceeding pending the conclusion of an administrative proceeding which raised several contentions regarding the reinstatement, including some related to NRC's legal authority to do so.  The administrative proceeding was completed in September 2010, with the dismissal of all of BREDL's contentions.  The D.C. Circuit returned the cases to the court's active docket and decided in February 2012 that BREDL's petitions failed to properly challenge the NRC's final orders reinstating the construction permits, and dismissed the petitions for lack of jurisdiction.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted a joint petition for intervention and a request for a hearing.   The Atomic Safety and Licensing Board ("ASLB") denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The Nuclear Regulatory Commission ("NRC") reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.   In January 2012, TVA notified the ASLB that the NRC had placed the CCOLA in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA.

In August 2011, BREDL and SACE petitioned for the admission of a new, late-filed contention to require the environmental analysis completed for the CCOLA to consider the findings of the NRC's Near-Term Task Force regarding the events at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Daiichi").  TVA opposed this petition on the grounds it did not satisfy the standards for non-timely contentions or the standards for admitting a new contention.  In November 2011, the ASLB determined that the proposed contention failed to meet the standards for admission of a new contention in the proceeding.

Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.  In July 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Unit 2. In November 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one contention, leaving one aquatic impact contention.  In November 2011, TVA filed a motion for summary disposition, arguing that additional aquatic studies conducted by TVA indicate there is no longer a genuine issue of material fact in connection with SACE's remaining aquatic impact contention.  SACE and the NRC staff filed their answers to the motion in December 2011; SACE opposed TVA's motion while the NRC staff supported it.  In March 2012, the ASLB denied TVA's motion, and TVA anticipates that a hearing on the matter will likely be held in 2013.

In August 2011, SACE petitioned for the admission of a new, late-filed contention similar to that filed in the Bellefonte Units 3 and 4 proceeding to require an environmental analysis be completed for TVA's operating license application to consider the findings of the NRC's Near-Term Task Force regarding the events at the Fukushima Daiichi reactors.  TVA submitted a reply brief in September 2011 opposing the petition because it did not satisfy the standards for non-timely contentions or for admitting a new contention.  In March 2012, the ASLB denied SACE's motion to admit the new contention.

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

Bull Run NPDES Permit Appeal.  SACE and the Tennessee Clean Water Network (“TCWN”) filed a challenge to the NPDES permit for Bull Run in November 2010.  TDEC is the defendant in the challenge and TVA's petition to intervene to support TDEC's decision to issue the permit was granted in January 2011.  The matter is scheduled for a hearing before the TWQCB in July 2012.

Johnsonville Fossil Plant NPDES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for Johnsonville in March 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted in August 2011. The matter has not yet been given a hearing date before the TWQCB.

John Sevier Fossil Plant NPDES Permit Appeal.  SACE and TCWN filed a challenge to the NPDES permit for John Sevier in May 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted in August 2011. The matter has not yet been given a hearing date before the TWQCB.

Information Request from the EPA.  In April 2008, TVA received a request from the EPA under Section 114 of the CAA requesting extensive information about maintenance, repair, and replacement projects at and the operations of 14 coal-fired units. The Environmental Agreements have resolved most issues related to this information request, excluding claims related to sulfuric acid mist.  See Environmental Agreements.

Petitions Resulting from Japanese Nuclear Events. As a result of the March 2011 Japanese nuclear events, petitions have been filed with the NRC which could impact TVA's nuclear program. While some petitions have been dismissed after review, petitions that remain open include the following:

•
Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending the Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition in April 2011, requesting that the NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design. TVA uses this design at Browns Ferry Nuclear Plant ("Browns Ferry") Units 1, 2, and 3. The petition requests the NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry, until several milestones have been met. In December 2011, the NRC provided its initial response to the petition. The NRC accepted five specific requests that would apply directly or indirectly to Browns Ferry, including issues relating to spent fuel pool use and location, Mark I containment hardened vent systems and design, and backup electrical power. Each of these items was accepted for further investigation, but the requests for immediate action were rejected.

•	Twelve separate petitions on various issues

In August 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 2.206 Petition, and the issues are currently under review.

•
Petition Pursuant to 10 CFR 2.206 - Demand For Information Regarding Compliance with 10 CFR 50, Appendix A, General Design Criterion 44, Cooling Water, and 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants

A petition was filed by the Union of Concerned Scientists on July 29, 2011, requesting that a demand for information be issued for affected licensees, including TVA with regards to Browns Ferry, to describe how the facilities comply with General Design Criterion 44, Cooling Water, within Appendix A to 10 CFR Part 50, and with 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants, for all applicable design and licensing bases events. This petition is under review. A decision on this series of requests is expected in January 2013.

18.  Subsequent Events

Bond Redemptions

On April 15, 2012,  TVA redeemed all of its 2010 4.10 percent electronotes® due April 15, 2020, CUSIP number 88059TFA4. The notes were redeemed at 100 percent of par value for a total of $39 million.

On April 15, 2012, TVA redeemed $1.0 billion of the 1992 Series D Bonds. See Note 11 — Power Bonds for additional details of this transaction.

Swaption Exercise

On April 15, 2012, the counterparty to TVA’s swaption exercised its option to enter into a swap with TVA. See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment for additional details of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Annual Report”).

Executive Overview

Sales of electricity for the quarter ended March 31, 2012, were lower than expected due in large part to milder than normal weather. During this period, the southeastern United States experienced the fourth warmest winter on record and sales of electricity decreased seven percent, as compared to the same period of the prior year. This decline in sales was primarily the result of a nine percent decrease in demand from municipalities and cooperatives. Customers of municipalities and cooperatives are largely residential customers whose usage of electricity is typically more temperature-sensitive than that of industrial customers. Sales to municipalities and cooperatives represent 78 percent of TVA's total electricity sales for the three and six month periods ended March 31, 2012. Total electricity sales for the six month period ended March 31, 2012, decreased six percent as compared to the same period of the prior year. See Results of Operations — Sales of Electricity.

TVA had a net loss for the three months ended March 31, 2012, of $94 million as compared to net income of $253 million for the three months ended March 31, 2011. Lower base revenue accounted for 63 percent of the decrease in revenues, while fuel cost recovery accounted for 37 percent. TVA had a net loss for the six months ended March 31, 2012, of $267 million as compared to net income of $205 million for the same period of 2011 also primarily due to lower revenues.

TVA's operating expenses for the three and six months ended March 31, 2012, were $43 million and $170 million lower, respectively, than in the same periods of 2011 primarily because of lower coal-fired generation. Due to economic dispatch of units, demand was met by units using lower-cost fuels and/or lower-cost purchased power, primarily as a result of historically low natural gas prices.

TVA projected revenue to be $12.1 billion in 2012, including the estimated impact of fuel cost recovery. During the first six months of 2012, revenues were 11 percent below estimates, and TVA has revised its 2012 sales forecast downward for the remainder of 2012. TVA now expects 2012 revenues to be seven percent less than originally planned and as a result expects to incur a net loss for the year.

The lower sales and revenues pose operating challenges for TVA.  TVA plans to focus on capital project prioritization and management and, given the recent Nuclear Regulatory Commission (“NRC”) findings, to focus on improving the operation of its nuclear plants.  Nuclear plants comprise a major part of TVA's power system, and improving their operation is important to TVA's clean, low-cost energy strategy. See 2012 Challenges and Key Initiatives — Regulatory Compliance below. TVA is also making changes to improve cost controls.  Actions being taken include reductions in discretionary spending, deferring program spending, and identifying productivity enhancements to improve the overall cost effectiveness of existing programs and projects.

The TVA Board of Directors (“TVA Board”) approved two new optional rate structures at its April 2012 Board meeting that will revise the seasonal demand energy structure and provide for an enhanced time-of-use (“TOU”) structure. The two optional rate structures will be effective in October 2012 and it is anticipated that the rate structures will be revenue neutral.

2012 Challenges and Key Initiatives

Generation Resources

Watts Bar Nuclear Plant Unit 2. After experiencing lower than expected productivity, TVA management established a team in October 2011 to develop an Estimate to Completion (“ETC”) detailing work remaining and duration to complete Watts Bar Nuclear Plant ("Watts Bar") Unit 2. In conjunction with the ETC effort, an analysis to identify those factors contributing to schedule delay and higher costs of the project was also initiated.

Findings of the seven-month ETC detailing cost and time estimates to complete the unit anticipate additional funding of $1.5 billion to $2.0 billion to complete Watts Bar Unit 2, putting the total estimated cost of completion in the range of $4.0 billion to $4.5 billion. The estimated time to complete Watts Bar Unit 2 is between September and December of 2015. The conclusions of the review were confirmed by two outside, independent reviews. The new estimate also adds an allowance for addressing impacts associated with events in Fukushima and other potential emergent risks.

An incorrect initial estimate, insufficient project planning, inadequate project leadership, and lack of effective monitoring tools and oversight were identified as the key causes for the performance problems leading to the project's extended schedule and higher costs. A new organizational structure, including contractual changes, which provides a more direct line-of-sight to top management, has been established. TVA continues to believe that the completion of Watts Bar Unit 2 is the correct option.

TVA plans to continue to fund the Watts Bar Unit 2 construction following its financial guiding principles. In accordance with these principles, TVA plans to cover operating costs, debt service and maintenance of its power system from power revenues, while new generation investments are planned to be funded with debt or other forms of financing. Following the principles, financing entered into for the construction of Watts Bar Unit 2 is expected to be paid off before the end of the unit's life.

For legal proceedings related to Watts Bar Unit 2, see Note 17 — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.

Delays in the schedule for the completion of Watts Bar Unit 2 will affect the timing of the commencement of construction of Bellefonte Nuclear Plant ("Bellefonte") Unit 1 which, as provided in the TVA Board's approval of the Bellefonte Unit 1 project in August 2011, will not begin until after initial fuel loading at Watts Bar Unit 2. However, TVA does not anticipate that delays to Watts Bar Unit 2 will have a significant adverse impact on TVA's ability to provide for the power needs of its customers, due to factors such as the lower forecasted outlook for electricity demand as well as the impacts of energy efficiency and demand response initiatives.

Browns Ferry Nuclear Plant.  A new cooling tower for Browns Ferry Nuclear Plant ("Browns Ferry") had been scheduled to go into operation in the summer of 2011.  Completion of the project has been delayed, and TVA now expects the new cooling tower to be completed in 2012.  The additional cooling capacity provided by the new cooling tower is expected to be available during the summer of 2012 and it is expected that the cooling tower will help keep TVA from having to reduce generation at Browns Ferry due to thermal issues it has encountered in the past.

Idling of Coal-Fired Units. Consistent with the environmental agreements entered into with the Environmental Protection Agency ("EPA") and other parties in 2011 (the "Environmental Agreements"), and in an effort to address operational challenges and reduce costs, TVA has announced the idling of several coal-fired units. TVA idled Johnsonville Fossil Plant (“Johnsonville”) Units 7, 8, 9 and 10 on March 1, 2012, and plans to idle Johnsonville Units 5 and 6 and Colbert Fossil Plant (“Colbert”) Unit 5 by October 1, 2012. Additionally, two units at John Sevier Fossil Plant (“John Sevier”) will be retired by December 31, 2012, the remaining two units at John Sevier will be idled by December 31, 2012, and Johnsonville Units 1-4 will be retired by December 31, 2017. Several of these idle dates are earlier than the retirement dates required by the Environmental Agreements as well as earlier than the expected date for coal-fired plant compliance with the Mercury and Air Toxics Standards ("MATS"). See Note 1 — Depreciation.

Status of Other Generation Units. TVA had several other hydroelectric and combustion turbine units removed from service at March 31, 2012. Due to the lower demand for electricity and availability of other power sources, it is not expected that the loss of generation from these units will cause reliability issues.

A planned inspection of the Raccoon Mountain Pumped-Storage Plant (“Raccoon Mountain”) Unit 2 turbine in March 2012 found cracking in the rotor poles and the rotor rim. Repairs or replacement must be done before the unit can be returned to service. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, Units 1 and 4 were also taken out of service during March 2012 for inspections. Similar conditions were found on Units 1 and 4. These three units, with a net summer dependable capacity of 1,212 MW, which are utilized to balance the transmission system as well as generate power, are not expected to return to service for several months.  TVA plans to dispatch generation from other TVA units and purchase power to compensate for the loss in generating capacity. No unusual findings were detected during an inspection of Unit 3 last year and this unit remains in service.  Unit 3 will be reinspected at an appropriate time in the future. The net summer dependable capability of the four units at Raccoon Mountain is 1,616 MW.

Effective May 1, 2012, four simple cycle combustion turbine units at TVA's Allen Fossil Plant, with a total net summer dependable capability of 64 MW, and two simple cycle combustion turbine units at Gallatin Fossil Plant, with a total net summer dependable capability of 130 MW, have temporarily been designated as unavailable for operation until repairs are performed.  Restoration projects to return the units to active service are being planned for the fall of 2012 through the spring of 2014.

John Sevier Combined Cycle Facility. TVA is in the process of completing the John Sevier Combined Cycle Facility (“John Sevier CCF”) in northeastern Tennessee. John Sevier CCF was connected to the TVA electrical grid for the first time on December 17, 2011. This event marked the beginning of the startup testing for the project by transitioning the project from full construction to pre-commercial testing. John Sevier CCF began commercial operations on April 30, 2012. See Note 7.

Stewardship Properties

When TVA acquired Blue Ridge Dam (“Blue Ridge”) in 1939, there was known damage to the water inlet piping to a hydroelectric turbine housed in the powerhouse on the downstream side of the dam. Since that time, TVA has periodically lowered the elevation of the reservoir to inspect this piping. Due to the frequency of these inspections and the need to upgrade Blue Ridge to meet current industry dam safety standards, TVA initiated a rehabilitation project in 2009. TVA completed replacing the inlet piping and corrected other safety issues including the stabilization of the intake tower, and repair and stabilization of the upstream face of the dam. Work to repair and stabilize the downstream side of the dam was nearly complete when, on March 7, 2012, monitoring surveys indicated slight ground movement. In addition, TVA found a 160-foot long surface crack developed on the downstream face of the dam. Precautionary measures were taken to ensure that the downstream slope was safe from a large scale slide which included holding the water level of the reservoir below normal winter operating guidelines to reduce the variable of changing pressures on the dam. The lower water level also allows for more consistent instrumentation readings in an effort to identify the cause of the ground movement. Additional monitoring instrumentation was also installed. After completing engineering analyses, TVA initiated raising the elevation of the reservoir on April 20, 2012.

On April 22, 2012, a second crack approximately 30 feet long by one-half inch wide was identified on the downstream face of the dam. Raising the elevation of the reservoir was stopped immediately. To date, no movement outside of the instrumentation tolerances has been observed as a result of the second crack. TVA is performing additional engineering analysis of the dam. The dam houses one generating unit with a summer net dependable capacity of 16 MWs.

Cost Containment Efforts

Cost Control.  TVA is facing cost pressures for the remainder of 2012 as a consequence of diminished power demand, which has resulted in a decrease in revenues during the six-month period ended March 31, 2012.  During this time, revenue was 11 percent lower than the same period of 2011 and 11 percent lower than planned. Revenue projections for 2012 are now seven percent less than originally planned. The lower revenue in 2012 is primarily due to record or near-record weather variations in the Tennessee Valley region. TVA is seeking to reduce costs to meet the challenges of lower revenue and maintain financial health in the near-term, while improving competitiveness over the longer-term. TVA is evaluating activities which are not core to its operations to determine what activities may be reduced, changed or eliminated, and is seeking to change behavior to sustain efficiency gains over time. The cost reduction program is focused on making changes within major cost areas, including non-fuel inventory, employee overtime, vacancies, use of consultants, and staff augmentation contractors.  It is anticipated that the program evaluation efforts will provide some immediate savings or cost reductions in 2012. TVA may continue to face cost pressures beyond 2012.

Fuel Inventories. Fuel inventories fluctuate from time to time depending on various factors, including, but not limited to, demand for electricity, unit outages, transportation infrastructure limitations, plant coal consumption rates, and weather conditions which may interrupt production or deliveries.  Additionally, inventory levels may also be affected by plans for, and the timing of, idling of coal-fired units and installation of emission control equipment.

Fuel inventories have increased $114 million since September 30, 2011, due primarily to lower-than-planned coal-fired generation.  This lower coal-fired generation is the result of lower overall generation due to the weather and lower than expected economic growth as well as a shift in generation source due to lower gas prices.

Regulatory Compliance

Nuclear Regulatory Commission Safety Improvements Orders. On March 9, 2012, the NRC issued three new safety orders stemming from lessons learned from the 2011 Japanese Fukushima Daiichi accident. The orders include the development of strategies for dealing with emergency situations that may interrupt off-site power, the addition of more reliable instruments to measure water levels at cooling pools where spent nuclear fuel is stored, and the installation of hardened venting systems to prevent hydrogen buildup and explosions. The two orders relating to emergency equipment and spent fuel pools will apply to every nuclear reactor in the United States (“U.S.”). The order requiring reliable hardened containment venting systems applies only to certain U.S. boiling water reactors, including TVA's Browns Ferry.  These reactors are required to improve their containment venting systems to protect containment structures from overpressurization such as occurred at Fukushima which subsequently resulted in the inability to adequately cool the reactor core.  TVA has until December 2016 to fully implement the requirements of these three orders.  In addition to these orders, the NRC issued requests for information to US nuclear operators with regard to the subjects of earthquakes and flood risk and emergency planning.  Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. Watts Bar Unit 2 will likely be required to comply with these orders prior to its initial fuel load.

Browns Ferry. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve that had experienced an unanticipated failure.  TVA performed repairs to the valve prior to returning Unit 1 to operation in late 2010.  In addition, TVA performed a root cause evaluation and determined the failure was due to a manufacturing defect.  In response to the issue, the US NRC performed an inspection of the valve failure and its causes.  On May 9, 2011, the NRC notified TVA that it had concluded that the valve failure was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process).  Subsequently, the NRC designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process.  As a result of this designation, Browns Ferry is subjected to a substantially elevated level of NRC oversight.  This heightened level of oversight includes a series of intensive inspections and assessments that commenced in the fall of 2011 and TVA anticipates being subject to the heightened level of oversight through 2012. TVA anticipates spending between $75 million and $120 million during 2012 related to the acceleration of material improvements at Browns Ferry.

Watts Bar Greater than Green Finding.  The NRC notified TVA in December 2011 of its final determination of a “greater than green” inspection finding associated with the Nuclear Security organization at Watts Bar.  A "green finding" indicates a finding of very low safety significance. The NRC greater than green finding was identified during an inspection of the plant's physical security (fences, cameras, detection and intrusion systems, etc.) held in early 2012.  Upon receiving notification of the NRC's finding. TVA took immediate compensatory action to address the issue.  TVA has completed a root cause analysis and is implementing a series of corrective actions to resolve the issue.  The NRC is scheduled to conduct a supplemental inspection in June 2012 to evaluate TVA's root cause analysis and corrective actions.

Sequoyah Nuclear Plant Unit 1 NRC Performance Indicator Returned to Green. Sequoyah Nuclear Plant ("Sequoyah") Unit 1 experienced an unplanned reactor shutdown in July of 2011.  This was the fourth unplanned shutdown in a rolling 12- month period dating back to 2010.  During the first quarter of 2012, Sequoyah Unit 1's performance indicator related to unplanned reactor shutdowns in a seven thousand hour period moved from green to white. The "white" band indicates that although performance remains acceptable, it is outside of the nominal expected range and can be characterized as of low to moderate safety significance. The NRC did not place any operating restrictions on the plant, but, as a result of the white performance indicator, the NRC conducted an inspection of Sequoyah Unit 1 during the second quarter of 2012 to ensure that TVA has developed a detailed root cause for the reactor shutdowns and that TVA has put in place the right corrective actions to ensure improved performance.  The root cause of the shutdowns was found to be inadequate identification of single point vulnerabilities ("SPVs”) on balance of plant equipment.  These SPVs are components on essential equipment that, if it were to fail, would cause the plant to shut down.  A significant number of corrective actions are being implemented, including installation of design changes to reduce known SPVs, scheduling a series of reviews to identify SPVs and develop appropriate strategies to mitigate or eliminate these SPVs, and development of a life cycle management plan including very significant plant modifications in the next three years to make Sequoyah Unit 1 more stable and less prone to unplanned reactor shutdowns.  The NRC reviewed the corrective actions, inspected projects in progress, and interviewed site personnel and determined that Sequoyah had appropriately responded to the white finding.  Based on this review and evaluation in March 2012, the NRC approved moving Sequoyah Unit 1 back to green status, which means Sequoyah Unit 1 no longer requires increased monitoring.

Hydrology Issues for Nuclear Plants. Updates to the TVA analytical hydrology model have indicated increased flood levels for the design flood, termed “probable maximum flood”, for Watts Bar, Sequoyah and upstream reservoirs. TVA implemented interim dam modifications in the fourth quarter of calendar year 2009 by installing engineered, interconnected, fabric-lined containers filled with compacted sand to protect four upstream dams from embankment overtopping. Compensatory measures were also put into place at Sequoyah nuclear plant. TVA is conducting an Environmental Impact Statement in accordance with the National Environmental Policy Act to identify permanent solutions to replace the sand-filled containers which were intended only for temporary use by TVA. TVA is also actively evaluating permanent modifications at Sequoyah and Watts Bar nuclear plants to protect against the increased flood levels and to gain additional margin against the probable maximum flood.

The sand containers chosen have been successfully used to protect during flood events in other areas. The NRC notified TVA on January 25, 2012, that the sand containers installed to protect the nuclear plants from a probable maximum flood are adequate for interim purposes but are not adequate as a long-term solution. Since the permanent solution is expected to take several years for the process of selection, design and implementation, the NRC has requested that TVA provide an updated status at least annually or after any major changes are made to the plan.

Transmission Reliability Standards. North American Electric Reliability Corporation is in the process of amending certain of its transmission reliability planning standards and the amended standards, if approved by the Federal Energy Regulatory Commission (“FERC”), will result in more stringent transmission planning criteria being applicable in the future. FERC may also make other changes to transmission reliability standards. Any changes to the reliability standards would result in increased expenditures by TVA.

Renewable Power

The contracts for 535 megawatts of renewable power from four wind power contracts with third-party providers began in January 2012. These newly added wind power sources are among contracts TVA has entered into with eight wind farms from a 2008 Request for Proposals ("RFP") for more renewable and clean energy, bringing the maximum capacity to 950 megawatts. In the three and six months ended March 31, 2012, TVA received 891 million kilowatt-hours ("kWh") and 1,243 million kWh, respectively, under all of these agreements.

Customers/Counterparties Risk

USEC, Inc. In March 2012, TVA extended its current contract with USEC, Inc. ("USEC"), its largest directly served customer which was to have expired in May 2012.  The contract will now continue in effect through September 30, 2012.  TVA and USEC have been discussing a further renewal of the contract to extend operations of its facility past that date.  Power sales to USEC represented six percent of TVA's total operating revenues for the six months ended March 31, 2012, and 2011. See Note 13 — Counterparty Credit Risk.

USEC is also a supplier of enrichment services for uranium for fueling TVA's nuclear units. Currently USEC is giving the required notices to be able to discontinue operation of the facility at the end of its power contract and turn the facility back over to the United States Department of Energy.  TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks.

From a supply risk perspective, TVA contracts with other suppliers and has sufficient inventory to cover near-term fuel needs. TVA expects to be able to procure material at reasonable rates in the liquid market for nuclear fuel in case USEC is not able to deliver.

MF Global. On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act ("SIPA") proceeding was filed against MF Global Inc. ("MF Global"). TVA had used MF Global to clear certain trades and had posted $33 million cash collateral with MF Global at the time of the bankruptcy filing. TVA has recovered $7 million of this balance from the trustee appointed in the SIPA proceeding. TVA has filed claims to recover the remaining funds that TVA deposited with MF Global. It is not clear that TVA will recover all of these funds.

Government Accountability Office Audit Findings

The U.S. Government Accountability Office (“GAO”) released a report on December 1, 2011, regarding TVA's energy efficiency and capital expenditures planning. The report was requested by the chairman of the U.S. Senate Committee on Environment and Public Works. The GAO stated that TVA could benefit from a consultant's study on regional energy efficiency potential to ensure that TVA is making the most cost-effective resource decisions to meet its vision of leadership in energy efficiency improvements. TVA agreed with the GAO and commissioned a study by an outside firm. The results of the study have been received and show that TVA's energy efficiency plans are within the achievable range of potential energy savings for the region. Its findings are consistent with TVA's Integrated Resource Plan, the agency's 20-year energy roadmap, and TVA's plans for energy efficiency and demand response programs. TVA will continue to analyze the details of the study and incorporate them into future energy efficiency and demand response planning.

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

Pension Fund

As of September 30, 2011, TVA's qualified pension plan had assets of $6.6 billion compared with liabilities of $11.3 billion.  TVA's plan remained underfunded at March 31, 2012.  Assets in the plan at March 31, 2012 were approximately $7.1 billion.  The ability of the plan’s funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 23,000 participants. Benefits of approximately $600 million were paid to participants in 2011.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the U.S. Treasury, three long-term revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.  The TVA Act authorizes TVA to issue bonds, notes, and other evidences of indebtedness (“Bonds”) in an amount not to exceed $30.0 billion outstanding at any time.  However, due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the $30.0 billion limit on Bonds, including lease financings (such as the lease-purchase transaction involving the John Sevier CCF), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  Capital spending needs could be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways. TVA is reviewing how its energy prepayments are currently structured, with a view to determining by the end of 2012 whether a more conservative treatment of these instruments as Bonds is appropriate.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  At March 31, 2012, TVA had power bonds outstanding, and because it is required to consolidate two variable interest entities of which it is the primary beneficiary, it also has outstanding the long-term debt of these variable interest entities. See "Lease Financing" below.  Power bonds have maturities of between one and 50 years. TVA also issues discount notes from time-to-time. Discount notes have maturities of less than one year.  Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31 2012	For the three months ended March 31 2012	For the six months ended March 31 2012	At March 31 2011	For the three months ended March 31 2011	For the six months ended March 31 2011
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$—	$262	$353	$—	$595	$315
Weighted Average Interest Rate
Discount Notes	—	0.002%	0.001%	—	0.105%	0.104%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$785	$785	N/A	$1,401	$1,401

Credit Facility Agreements.  TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at March 31, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.

Summary of Long-Term Credit Facilities At March 31, 2012 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
January 2014	$0.5	$0.5	$—	$—
January 2014	1.0	—	—	1.0
May 2014	1.0	0.4	—	0.6
	$2.5	$0.9	$—	$1.6

The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At March 31, 2012, there were $926 million of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

Lease Financing. On January 17, 2012, TVA entered into a $1.0 billion leasing transaction whereby it agreed to lease for a term of fifty years John Sevier CCF to John Sevier Combined Cycle Generation LLC ("JSCCG"). TVA received proceeds of approximately $970 million from JSCCG through JSCCG's issuance of $900 million of secured notes and $100 million of mandatorily redeemable equity investment. On the same date, TVA agreed to lease the facility back from JSCCG for a term of thirty years, at the end of which the head lease will terminate so long as TVA has made all required payments. TVA intends to use the proceeds from the transaction for the benefit of its power program.

The equity investment in JSCCG was funded by John Sevier Holdco LLC ("Holdco") with proceeds from a $100 million secured notes issuance. TVA has determined that JSCCG and Holdco are variable interest entities of which TVA is the primary beneficiary and, as such, TVA is required to account for the entities on a consolidated basis. See Note 7 and Note 11 — Secured Debt of VIEs.

TVA may seek to enter into similar arrangements for other assets under construction, such as natural gas units, nuclear units, or pollution control equipment. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the six months ended March 31, 2012, and 2011, follows:

Summary Cash Flows
	For the six months ended March 31
	2012	2011
Cash provided by (used in):
Operating activities	$867	$1,333
Investing activities	(1,359)	(1,289)
Financing activities	356	383
Net increase (decrease) in cash and cash equivalents	$(136)	$427

Operating Activities. Net cash flows from operating activities decreased $466 million for the six months ended March 31, 2012, compared to the same period in the prior year. The change primarily resulted from a decrease in Net income of $472 million, primarily due to a decrease in sales and demand. See Results of Operations — Financial Results — Operating Revenues.  During the six months ended March 31, 2012, as compared to the same period in the prior year, the change in Fuel cost adjustment deferral decreased $103 million as a result of fuel revenue being more closely aligned with actual fuel expense.  Additionally, the amount of net margin cash posted increased by $316 million.  The increase in Margin cash collateral, net is due to the significant increase in the volume of natural gas financial positions and the drop in the average market price for natural gas, as well as TVA's credit downgrade, which increased the required amount of cash to be posted. See Note 13.

These changes were offset by a $216 million increase in the change in accounts receivable primarily due to the decrease in amounts billed during the six months ended March 31, 2012, as a result of the 11 percent decrease in operating revenues for the period as compared to the same period in the prior year, a $75 million increase in depreciation, primarily related to the accelerated depreciation of certain coal-fired units (See Note 1 — Depreciation), and a $72 million increase in other Non-cash retirement benefit expense, as a result of the declines in the financial market in the prior year and a reduction in the assumed discount rates for 2012.

Investing Activities. The majority of TVA's investing cash flows are related to investments in property, plant, and equipment for new generating assets, as well as additions and upgrades to existing facilities including an increase on spending for clean air projects and converting wet coal combustion residual ("CCR") facilities to dry collection facilities.

Nuclear fuel expenditures increased $66 million for the six months ended March 31, 2012, as compared to the same period in the prior year, due to the purchase of nuclear fuel to be used in the five scheduled nuclear refueling outages during CY 2012 as opposed to the two scheduled nuclear refueling outages during CY 2011. The increase was also due to higher prices for enrichment services for the six months ended March 31, 2012, as compared to the same period of the prior year.

Financing Activities. Net cash flows provided by financing activities decreased $27 million during the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to an increase in short-term debt redemptions partially offset by an increase in long-term debt issuances exceeding long-term redemptions. The $1.0 billion long-term debt Issues of variable interest entities occurred in January 2012.  See Note 11— Secured Debt of VIEs.  The issuance of long-term debt exceeding redemptions was $944 million for the six months ended March 31, 2012, as compared to $525 million for the six months ended March 31, 2011.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2012, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Debt(2)	$2,557	$2,308	$32	$1,032	$32	$18,161	$24,122
Interest payments relating to debt	702	1,225	1,139	1,138	1,093	19,220	24,517
Debt of VIEs	6	13	13	14	15	939	1,000
Interest payments relating to debt of VIEs	24	48	48	47	46	762	975
Lease obligations
Capital	4	1	1	1	1	28	36
Non-cancelable operating	36	56	34	24	24	128	302
Purchase obligations
Power	93	123	148	157	165	3,371	4,057
Fuel	844	1,396	1,067	1,018	618	1,816	6,759
Other	103	120	107	91	90	914	1,425
Environmental Agreements	79	87	87	87	—	—	340
Litigation settlements	25	3	3	—	—	—	31
Environmental cleanup costs-Kingston ash spill	61	131	99	27	—	—	318
Payments on other financings	56	488	100	104	104	609	1,461
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	10	—	—	—	50
Return on Power Program Appropriation Investment	7	20	19	18	18	217	299
Total	$4,617	$6,039	$2,907	$3,758	$2,206	$46,165	$65,692
Notes (1) Period April 1 – September 30, 2012 (2) Does not include noncash items of foreign currency exchange loss of $32 million and net discount on sale of Bonds of $236 million.

In addition to the cash requirements above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.

Energy Prepayment Obligations Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Energy Prepayment Obligations	$53	$101	$100	$100	$100	$210	$664
Note (1) Period April 1 - September 30, 2012

Energy Right® Program Guarantee. TVA guarantees repayment on certain loans to end-use customers in association with the Residential Energy Right® Program.  These loans are originated by distributors and funded by a third party bank.  As of March 31, 2012, total loans outstanding were approximately $182 million.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and six months ended March 31, 2012, and 2011:

Sales of Electricity (millions of kWh)
	Three Months Ended March 31				Six Months Ended March 31
	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Municipalities and cooperatives	31,251	34,214	(2,963)	(8.7)%	61,726	66,693	(4,967)	(7.4)%
Industries directly served	8,316	8,168	148	1.8%	16,341	16,273	68	0.4%
Federal agencies and other	497	528	(31)	(5.9)%	1,026	1,063	(37)	(3.5)%
Total sales of electricity	40,064	42,910	(2,846)	(6.6)%	79,093	84,029	(4,936)	(5.9)%

Weather affects both the demand for and the market prices of electricity. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2012	Normal(1)	Percent Variation	2011	Normal(1)	Percent Variation	2012	2011	Percent Change
Heating Degree Days
Three Months Ended March 31	1,285	1,833	(29.9)%	1,789	1,833	(2.4)%	1,285	1,789	(28.2)%
Six Months Ended March 31	2,455	3,136	(21.7)%	3,206	3,136	2.2%	2,455	3,206	(23.4)%

Cooling Degree Days
Three Months Ended March 31	72	12	500.0%	16	12	33.3%	72	16	350.0%
Six Months Ended March 31	118	79	49.4%	70	79	(11.4)%	118	70	68.6%
Note
(1) This is based on the most recent 30 years of weather history. Every five years this calculation is updated in order to incorporate the most recent 30 years. The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

Sales of electricity decreased 2.9 billion kWh and 4.9 billion kWh for the three and six months ended March 31, 2012, compared to the three and six months ended March 31, 2011, respectively, primarily due to a decrease in sales to municipalities and cooperatives. Sales to municipalities and cooperatives decreased by 3.0 billion kWh for the three months ended March 31, 2012, and decreased by 5.0 billion kWh for the six months ended March 31, 2012, as compared to the same periods in 2011. The decreases were primarily related to the milder than normal weather for the three and six months ended March 31, 2012, compared to the relatively normal weather for the three and six months ended March 31, 2011. The milder weather is evidenced by a 28 percent decrease in heating degree days, partially offset by a slight increase in cooling degree days, during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. When comparing the six months ended March 31, 2012, to the six months ended March 31, 2011, there was a 23 percent decrease in heating degree days, which was partially offset by a slight increase in cooling degree days.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2012, and 2011:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2012	2011	Percent Change	2012	2011	Percent Change
Operating revenues	$2,604	$2,968	(12.3)%	$5,172	$5,796	(10.8)%
Operating expenses	(2,358)	(2,401)	(1.8)%	(4,789)	(4,959)	(3.4)%
Operating income	246	567	(56.6)%	383	837	(54.2)%
Other income, net	(14)	10	(240.0)%	(5)	21	(123.8)%
Interest expense, net	(326)	(324)	0.6%	(645)	(653)	(1.2)%
Net income (loss)	$(94)	$253	(137.2)%	$(267)	$205	(230.2)%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2012, and 2011, consisted of the following:

Operating Revenues
	Three Months Ended March 31			Six Months Ended March 31
	2012	2011	Percent Change	2012	2011	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,160	$2,517	(14.2)%	$4,303	$4,903	(12.2)%
Industries directly served	382	385	(0.8)%	750	767	(2.2)%
Federal agencies and other	27	32	(15.6)%	56	64	(12.5)%
Total sales of electricity	2,569	2,934	(12.4)%	5,109	5,734	(10.9)%
Other revenue	35	34	2.9%	63	62	1.6%
Total operating revenues	$2,604	$2,968	(12.3)%	$5,172	$5,796	(10.8)%

In April 2011, TVA implemented a new wholesale rate structure. The rates are not intended to provide additional revenue for TVA, but are intended to more closely align TVA's revenues with its costs. The new rate structure provides price signals intended to incentivize distributor and end-use customers to shift energy usage from high-cost periods to less expensive periods. Under the new wholesale structure, weather can positively and negatively impact both volume and average rates while under the former wholesale structure only volume was impacted. This is due to the fact that the new wholesale structure includes two components: a demand charge and an energy charge. The demand charge component is determined based on the customer's peak monthly usage and increases as the peak increases. The energy charge is determined simply based on the kWhs used by the customer. In conjunction with the change, the rate structure was also revised to establish a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments. Revenue not associated with fuel cost recovery is referred to as base revenue.

Operating revenues decreased $364 million and $624 million in the three and six months ended March 31, 2012, compared to the three and six months ended March 31, 2011, due to the following:

	Three Month Change	Six Month Change
Base revenue	$(228)	$(386)
Fuel cost recovery	(135)	(236)
Other	(1)	(2)
Total	$(364)	$(624)

The $364 million decrease in Operating revenues for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to a $228 million decrease in base revenue and a $135 million decrease in fuel cost recovery. The $228 million decrease in base revenue was primarily due to the impact of abnormal weather conditions resulting in a decrease in sales volume of electricity of $147 million and due to the decrease in the average effective rate (total revenues divided by total kWh) of $81 million. The abnormal weather conditions also contributed to the lower effective rate by reducing peak demand charges, which results in a lower average rate for customers from the prior year. Of the $135 million decrease in fuel cost recovery, $65 million was due to lower sales of electricity and $70 million was due to lower fuel cost. See Operating Expenses for further discussion of the change in fuel expense.

The $624 million decrease in Operating revenues for the six months ended March 31, 2012, compared to the six months ended March 31, 2011, was primarily due to a $386 million decrease in base revenue and a $236 million decrease in fuel cost recovery. The $386 million decrease in base revenue was primarily due to the impact of abnormal weather conditions resulting in a decrease in sales volume of electricity of $247 million and due to the decrease in the average effective rate (total revenues divided by total kWh) of $139 million. The abnormal weather conditions also contributed to the lower effective rate by reducing peak demand charges, which results in a lower average rate for customers from the prior year. Of the $236 million decrease in fuel cost recovery, $118 million was due to lower sales of electricity and $118 million was due to lower fuel cost. See Operating Expenses for further discussion of the change in fuel expense.

Operating Expenses. Operating expenses associated with Fuel expense and Purchased power expense are recovered through the fuel cost recovery mechanism while all other operating costs, including certain non-eligible fuel costs, are recovered through base rates. The fuel cost adjustment provides a means to regularly adjust rates in order to reflect changing fuel and purchased power costs, including realized gains and losses relating to fuel commodity hedging transactions under TVA's financial trading program ("FTP"). See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost adjustment mechanism. This difference is recorded as a regulatory asset or liability and represents overcollected revenues (regulatory liabilities) or undercollected revenues (regulatory assets). As a result of this treatment, eligible fuel expenses are correctly matched to the related revenue on the statements of operations. Non-eligible fuel cost for the three and six months ended March 31, 2012, were $71 million and $176 million and for the three and six months ended March 31, 2011, were $80 million and $192 million, respectively.

Operating expenses for the three and six months ended March 31, 2012, and 2011, consisted of the following:

Operating Expenses
	Three Months Ended March 31			Six Months Ended March 31
	2012	2011	Percent Change	2012	2011	Percent Change
Fuel	$524	$749	(30.0)%	$1,164	$1,487	(21.7)%
Purchased power	329	279	17.9%	648	639	1.4%
Operating and maintenance	863	800	7.9%	1,743	1,683	3.6%
Depreciation and amortization	493	428	15.2%	934	860	8.6%
Tax equivalents	149	145	2.8%	300	290	3.4%
Total operating expenses	$2,358	$2,401	(1.8)%	$4,789	$4,959	(3.4)%

Operating expenses decreased $43 million in the three months ended March 31, 2012, and decreased $170 million for the six months ended March 31, 2012, compared to the same periods in 2011.

Fuel expense decreased $225 million in the three months ended March 31, 2012, as compared to the same period of the prior year. A six percent decrease in demand (sales) and overall favorable fuel rates, as a result of the change in the mix of generation sources, accounted for $160 million of the decrease. Coal-fired generation decreased 41 percent while gas-fired generation helped offset the reduction in coal-fired generation, as gas-fired generation was 255 percent higher in the three months ended March 31, 2012, as compared to the same period of the prior year, primarily due to low market prices for natural gas. Additionally, an increase in hydroelectric generation, TVA's least expensive type of generation, helped offset the reduction in coal-fired generation. Hydroelectric generation, comprised of conventional hydroelectric generation and pumped storage, was 21 percent higher in the three months ended March 31, 2012, as compared to the same period of the prior year. The additional decrease in fuel expense was due to a $65 million decrease in fuel cost driven by the timing of the fuel cost adjustment mechanism.

Purchased power expense increased $50 million during the three months ended March 31, 2012, as compared to the same period of the prior year, primarily due to an increase in purchased power volume. As natural gas-fired generation is TVA's primary source of purchased power and purchased power prices were more economical than other sources of generation, purchased power volume increased 33 percent compared with same period of the prior year resulting in an increase to purchased power expense of $90 million. The average Henry Hub natural gas spot price for the three months ended March 31, 2012, was $2.46 per million British thermal units ("mmBtu"), which was 41 percent lower than the price compared to the prior period. As a result of lower purchased power spot prices, partially offset by the impacts of hedging through the FTP, the effective average price of purchased power decreased five percent in the three months ended March 31, 2012, as compared to the same period of the prior year. This purchased power price decrease reduced purchased power expense by $17 million. The increase was partially offset by a $23 million decrease due to the fuel cost adjustment.

Operating and maintenance expense increased $63 million in the three months ended March 31, 2012, as compared to the same period of the prior year. The primary drivers of the increase in operating and maintenance expense were: an increase of $36 million related to pension and post-retirement benefits as a result of the use of a lower assumed discount rate in the actuarial calculation of post-retirement liabilities, an increase of $20 million in maintenance costs due to outage work performed at two coal-fired plants, an increase of $12 million related to obtaining alternative financing for the John Sevier CCF and higher financing costs related to the letters of credit outstanding under TVA's credit facility agreements, and an increase of $11 million related to the operation of nuclear units including unscheduled work at a nuclear plant related to corrective maintenance, fire protection upgrades, additional work identified by the NRC's Near-Term Task Force on the Fukushima event, and increased inspections and corrective actions related to the NRC's red finding at Browns Ferry. See Note 7 and Note 11 — Debt Securities Activity — Credit Facility Agreement. These increases were partially offset by a decrease in outages at nuclear plants, as there was one outage during the three months ended March 31, 2012, and there were two outages during the three months ended March 31, 2011.

Depreciation and amortization expense increased $65 million for the three months ended March 31, 2012, as compared to the same period of the prior year, primarily due to accelerated depreciation of $93 million on certain coal-fired units due to the idling of those units and to depreciation expense on net plant additions. A prospective change in accounting estimate as a result of the new deprecation study, effective March 1, 2012, resulted in a $1 million decrease in depreciation expense.  See Note 1 — Depreciation.  The overall increase in depreciation expense was partially offset by a $37 million decrease in amortization expense due to the treatment of certain regulatory assets as a result of the approval of Bellefonte Unit 1 in August 2011.

Tax equivalents expense increased $4 million in the three months ended March 31, 2012, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense. The accrued tax equivalent expense, which is equal to five percent of the fuel-cost related revenues, increased in the three months ended March 31, 2012, due to the new wholesale rate structure implemented on April 1, 2011, whereby the fuel rate was separated from the base rate. Tax equivalent expense related to fuel-cost revenues are recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

Fuel expense decreased $323 million in the six months ended March 31, 2012, as compared to the same period of the prior year. A seven percent decrease in demand (sales) and overall favorable fuel rates, as a result of the change in the mix of generation sources, account for $238 million of the decrease. Coal-fired generation decreased 35 percent while gas-fired generation helped offset the reduction in coal-fired generation, as gas-fired generation was 130 percent higher in the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to low market prices for natural gas. Additionally, an increase in hydroelectric generation, TVA's least expensive type of generation, helped offset the reduction in coal-fired generation. Hydroelectric generation, comprised of conventional hydroelectric generation and pumped storage, was 25 percent higher in the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to an 18 percent increase in rainfall, a 34 percent increase in runoff within the Tennessee River Basin in the six months ended March 31, 2012, as compared to the same period of the prior year, and the need to release water to maintain flood storage levels. The additional decrease in fuel expense was due to an $85 million decrease in fuel cost driven by the timing of the fuel cost adjustment mechanism.

Purchased power expense increased $9 million during the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to an increase in purchased power volume. As natural gas-fired generation is TVA's primary source of purchased power and purchased power prices were more economical than other sources of generation, purchased power volume increased three percent compared with same period of the prior year resulting in an increase to purchased power expense by $15 million. The average Henry Hub natural gas spot price for the six months ended March 31, 2012, was $2.89 per mmBtu, which was 27 percent lower than the price compared to the prior period. These purchased power spot prices, however, were offset by the impacts of hedging through the FTP. As a result, the effective average price of purchased power increased one percent in the six months ended March 31, 2012, as compared to the same period of the prior year, which increased purchase power expense by $8 million. The increase was partially offset by a $14 million decrease due to the fuel cost adjustment.

Operating and maintenance expense increased $60 million in the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to an increase of $71 million related to pension and post-retirement benefits as a result of the use of a lower assumed discount rate in the actuarial calculation of post-retirement liabilities. Other increases in operating and maintenance expense in the first six months of 2012 over the same period of 2011 included: $17 million for improvements related to information technology enhancements and special projects, including cyber security, $14 million of costs related to obtaining alternative financing for the John Sevier CCF and higher financing costs related to the letters of credit outstanding under TVA's credit facility agreements, $12 million related to economic development activities to promote growth in TVA’s service area, and $9 million related to the operation of gas-fired units. These increases in expense were offset in part by: a decrease of $39 million in outage expenses related to coal-fired plants and nuclear units during the six months ended March 31, 2012, as compared to the same period of the prior year; lower rent expense of $19 million due to the purchase of the

Chattanooga Office Complex in Chattanooga, Tennessee in March 2011; and a decrease in other benefit costs of $8 million during the six months ended March 31, 2012, as compared to the same period of the prior year.

Depreciation and amortization expense increased $74 million for the six months ended March 31, 2012, as compared to the same period of the prior year, primarily due to accelerated depreciation of $135 million on certain coal-fired units due to the idling of those units and to depreciation expense on net plant additions. A prospective change in accounting estimate as a result of the new deprecation study, effective March 1, 2012, resulted in a $1 million decrease in depreciation expense.  See Note 1 — Depreciation.  The overall increase in depreciation expense was partially offset by a $74 million decrease in amortization expense due to the treatment of certain regulatory assets as a result of the approval of Bellefonte Unit 1 in August 2011.

Tax equivalents expense increased $10 million in the six months ended March 31, 2012, as compared to the same period of the prior year. This change primarily reflects an increase in the accrued tax equivalent expense. The accrued tax equivalent expense, which is equal to five percent of the fuel-cost related revenues, increased in the six months ended March 31, 2012, due to the new wholesale rate structure implemented on April 1, 2011, whereby the fuel rate was separated out from the base rate. Tax equivalent expense related to fuel-cost revenues are recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2012, and 2011, were as follows:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2012	2011	Percent Change	2012	2011	Percent Change
Interest Expense(1)
Interest expense	$368	$356	3.4%	$726	$714	1.7%
Allowance for funds used during construction and nuclear fuel expenditures	(42)	(32)	31.3%	(81)	(61)	32.8%
Net interest expense	$326	$324	0.6%	$645	$653	(1.2)%

	2012	2011	Percent Change	2012	2011	Percent Change
Interest Rates (average)(2)
Long-term outstanding power bonds(2)	5.75	5.82	(1.2)%	5.75	5.85	(1.7)%
Long-term debt of VIE	4.83	—	N/A	4.83	—	N/A
Discount notes	0.002	0.105	(98.1)%	0.001	0.104	(99.0)%
Blended	5.66	5.67	(0.2)%	5.67	5.76	(1.6)%
Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the fiscal years depicted and interest expense for those periods.

Net interest expense increased $2 million for the three months ended March 31, 2012. The increase was primarily due to a $12 million increase in interest expense, almost entirely due to an increase of $10 million related to the JSCCG alternative financing arrangement. See Note 7 and Note 11 — Secured Debt of VIEs. This was partially offset by a $10 million increase in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.

Net interest expense decreased $8 million for the six months ended March 31, 2012. This was primarily related to a $20 million increase in AFUDC due to greater amounts of capitalized interest caused by an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Unit 2. This was partially offset by a $12 million increase in interest expense due to an increase of $10 million related to the JSCCG alternative financing arrangement. See Note 7 and Note 11 — Secured Debt of VIEs.

Critical Accounting Policies and Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the financial statements. Although the financial statements are prepared in conformity with accounting principles generally accepted in the U.S., TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period. Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results. Estimates are deemed critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows. TVA's critical accounting policies are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates and Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Changes in Ratemaking

For distributor customers, the default rate structure is seasonal TOU, with an option to elect a seasonal demand and energy structure.  Current rate provisions specify the expiration of the existing seasonal demand and energy option in October 2012. However, TVA has been discussing with distributors making available additional wholesale rate options which would start in October 2012. In April 2012, the TVA Board approved an optional revised seasonal demand energy structure and an optional enhanced TOU structure that will become available in October 2012.

New Accounting Standards and Interpretations

For a discussion of TVA’s new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

On February 9, 2012, TVA announced changes to its organizational structure. The new structure, effective February 10, 2012, consists of the following organizations and officers, each of whom directly reports to President and Chief Executive Officer, Tom Kilgore:

•	Nuclear Power, led by Executive Vice President and Chief Nuclear Officer, Preston D. Swafford,

•	Nuclear Construction, led by Senior Vice President, Michael D. Skaggs,

•	Generation, led by Executive Vice President and Chief Generation Officer, Kimberly S. Greene,

•	Energy Delivery, led by Executive Vice President and Chief Energy Delivery Officer, Robin E. Manning,

•	Financial Services, led by Executive Vice President and Chief Financial Officer, John M. Thomas, III,

•	Administrative Services, led by Executive Vice President and Chief Administrative Officer, Janet C. Herrin,

•	Policy and Oversight, led by Senior Vice President Joseph J. Hoagland, and

•	Office of the General Counsel, led by Executive Vice President and General Counsel, Ralph E. Rodgers.

On March 7, 2012, Diane T. Wear was appointed TVA's Vice President and Controller, its principal accounting officer, effective March 12, 2012.

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

Clean Air Regulations

The Clean Air Act ("CAA") establishes a comprehensive program to protect and improve the nation's air quality and control sources of air emissions.  Major CAA programs that affect TVA's power generation activities are described below as well as in Item 1, Business — Environmental Matters in the Annual Report.

National Ambient Air Quality Standards. As required by the CAA, EPA continues to review the adequacy of all of the National Ambient Air Quality Standards ("NAAQS"). The existing NAAQS for ozone, particulate matter ("PM"), and one hour sulfur dioxide ("SO2") standards are in various phases of review and implementation that could factor into future nitrogen oxides ("NOx") and SO2 emission strategies for TVA.

Cross State Air Pollution Rule. On October 6, 2011, the final Cross State Air Pollution Rule ("CSAPR") became effective. It reduces the SO2 and NOx allowances allocated to coal-fired plants in Alabama, Kentucky, and Tennessee. The requirements of the Environmental Agreements are more stringent than CSAPR in 2013, 2018, and 2019.

On December 30, 2011, the District of Columbia Court of Appeals stayed the implementation of CSAPR while it reviews the legal challenges to the rule. In the interim, the Clean Air Interstate Rule ("CAIR") remains in effect for TVA and other utilities. Speculation is that due to the time required for the review, CSAPR may not become effective until January 1, 2013, at the earliest. In the interim, the Environmental Agreements and CAIR SO2 and NOx allowance allocations remain the air quality compliance drivers for TVA's coal-fired plants in conjunction with the electric utility hazardous air pollutant standard.

Mercury and Air Toxic Standards for Electric Utility Units.  Effective April 16, 2012, the EPA promulgated a final rule on establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gasses for some of TVA’s coal-fired units by the April 2015-2016 timeframe. Boiler combustion systems require scheduled maintenance to ensure optimized combustion to minimize emissions of organic hazardous air pollutants. TVA may choose to idle or retire some units in lieu of investing in additional controls. The final rule moderated somewhat from the proposed rule, but it remains the primary driver of additional air quality controls for TVA's coal-fired plants over the next few years. Legal challenges to this rule could affect the compliance dates.

New Source Performance Standards for Fossil-Fuel-Fired Electric Utility Generating Units. On February 16, 2012 the EPA published revised New Source Performance Standards (“NSPS”) standards for new and reconstructed coal and oil-fired units for emissions of PM, SO2 and NOx. This rule in the conjunction with MATS for new sources will impose stringent limits on any new or reconstructed fossil-fuel fired steam generating units.

Climate Change

New Source Performance Standards for Greenhouse Gas Emissions.  In December 2010, the EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating greenhouse gas ("GHG") emissions from oil and coal-fired electric generating units. On March 27, 2012, the EPA proposed a new source performance standard of 1,000 pounds of CO2 per megawatt-hour for new coal, natural gas combined cycle or integrated gasification combined cycle electric utility generating units larger than 25 MW.  The original deadline for the final GHG NSPS rule is May 26, 2012, but it is possible that the EPA will request an extension for the final rule deadline.  The impact of this proposed rule to TVA is expected to be minimal as TVA included units that would meet this standard in its Integrated Resources Plan accepted by the TVA Board in 2011.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current remaining estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures At March 31, 2012 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(1)	2012+	$11
Coal combustion residual conversion and remediation(2)	2012-2022	$1,444
Proposed clean air projects(3)	2012-2018	$3,397
Clean Water Act requirements(4)	2015-2020	TBD*
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $382 million with respect to Legal Proceedings as of March 31, 2012. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated into this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risk disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 13 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee, including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2012.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer and members of the Disclosure Control Committee, including the Chief Financial Officer and the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated by reference into this Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.2
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.3
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

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

Date:	May 3, 2012		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.2
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.3
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

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