Form 10-Q
period 2012-06-30
Tennessee Valley Authority
filed 2012-08-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	42
Liquidity and Capital Resources............................................................................................................................................	47
2012 Key Initiatives and Challenges.....................................................................................................................................	51
Environmental Matters..........................................................................................................................................................	54
Legal Proceedings................................................................................................................................................................	55
Other Matters........................................................................................................................................................................	55
Off-Balance Sheet Arrangements..........................................................................................................................................	57
Critical Accounting Policies and Estimates...........................................................................................................................	57
New Accounting Standards and Interpretations....................................................................................................................	57

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	57

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	57
Disclosure Controls and Procedures......................................................................................................................................	57
Changes in Internal Control over Financial Reporting............................................................................................................	58

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS...........................................................................................................................................................	59

ITEM 6. EXHIBITS.......................................................................................................................................................................	60

SIGNATURES...............................................................................................................................................................................	61

EXHIBIT INDEX............................................................................................................................................................................	62

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offer Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset values
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation

SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TWQCB	Tennessee Water Quality Control Board
USEC	United States Enrichment Corporation, or its parent company, USEC, Inc.
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

FORWARD-LOOKING INFORMATION

This Quarterly Report contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” "speculate," or other similar expressions.

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

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•	Settlements, natural resource damages, fines and penalties associated with the Kingston Fossil Plant ("Kingston") ash spill;

•	The outcome of legal and administrative proceedings;

•	Significant changes in demand for electricity;

•	Addition or loss of customers;

•	The continued operation, performance, or failure of TVA's generation, transmission, flood control, and related assets, including coal combustion residual (“CCR”) facilities;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2012	2011	2012	2011
Operating revenues
Sales of electricity	$2,741	$2,628	$7,850	$8,362
Other revenue	36	29	99	91
Total operating revenues	2,777	2,657	7,949	8,453
Operating expenses
Fuel	683	584	1,847	2,071
Purchased power	277	387	925	1,026
Operating and maintenance	882	994	2,625	2,677
Depreciation and amortization	505	436	1,439	1,296
Tax equivalents	152	174	452	464
Total operating expenses	2,499	2,575	7,288	7,534
Operating income	278	82	661	919
Other income (expense), net	21	4	16	25
Interest expense
Interest expense	366	358	1,092	1,072
Allowance for funds used during construction and nuclear fuel expenditures	(44)	(32)	(125)	(93)
Net interest expense	322	326	967	979
Net income (loss)	$(23)	$(240)	$(290)	$(35)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	June 30, 2012	September 30, 2011
Current assets	(Unaudited)
Cash and cash equivalents	$247	$507
Restricted cash of variable interest entity	30	—
Restricted cash and investments	11	11
Accounts receivable, net	1,636	1,739
Inventories, net	1,145	1,028
Regulatory assets	854	543
Other current assets	129	215
Total current assets	4,052	4,043

Property, plant, and equipment
Completed plant	45,684	44,187
Less accumulated depreciation	(21,772)	(20,643)
Net completed plant	23,912	23,544
Construction in progress	4,486	4,662
Nuclear fuel	1,134	1,073
Capital leases	44	26
Total property, plant, and equipment, net	29,576	29,305

Investment funds	1,345	1,168

Regulatory and other long-term assets
Regulatory assets	11,403	11,505
Other long-term assets	449	372
Total regulatory and other long-term assets	11,852	11,877

Total assets	$46,825	$46,393
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2012	September 30, 2011
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,785	$1,840
Environmental cleanup costs - Kingston ash spill	117	182
Accrued interest	340	403
Current portion of leaseback obligations	448	80
Current portion of energy prepayment obligations	103	105
Regulatory liabilities	168	280
Short-term debt, net	2,530	482
Current maturities of power bonds	1,395	1,537
Current maturities of long-term debt of variable interest entities	12	—
Total current liabilities	6,898	4,909

Other liabilities
Post-retirement and post-employment benefit obligations	6,156	6,007
Asset retirement obligations	3,254	3,138
Other long-term liabilities	2,819	2,405
Leaseback obligations	762	1,202
Energy prepayment obligations	535	612
Environmental cleanup costs - Kingston ash spill	173	194
Regulatory liabilities	113	285
Total other liabilities	13,812	13,843

Long-term debt, net
Long-term power bonds, net	20,189	22,412
Long-term debt of variable interest entities	988	—
Total long-term debt, net	21,177	22,412

Total liabilities	41,887	41,164

Proprietary capital
Power program appropriation investment	293	308
Power program retained earnings	4,141	4,429
Total power program proprietary capital	4,434	4,737
Nonpower programs appropriation investment, net	622	630
Accumulated other comprehensive income (loss)	(118)	(138)
Total proprietary capital	4,938	5,229

Total liabilities and proprietary capital	$46,825	$46,393
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the nine months ended June 30
 (in millions)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(290)	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,457	1,311
Nuclear refueling outage amortization cost	—	38
Amortization of nuclear fuel cost	195	158
Non-cash retirement benefit expense	456	349
Prepayment credits applied to revenue	(79)	(79)
Fuel cost adjustment deferral	(12)	7
Fuel cost tax equivalents	28	75
Environmental cleanup costs – Kingston ash spill – non cash	55	57
Changes in current assets and liabilities
Accounts receivable, net	103	100
Inventories and other, net	(136)	(92)
Margin cash collateral, net	(318)	(24)
Accounts payable and accrued liabilities	(137)	19
Accrued interest	(63)	(73)
Environmental cleanup costs – Kingston ash spill, net	(81)	(74)
Preconstruction costs	—	(96)
Other, net	74	62
Net cash provided by operating activities	1,252	1,703
Cash flows from investing activities
Construction expenditures	(1,617)	(1,678)
Nuclear fuel expenditures	(264)	(184)
Loans and other receivables
Advances	(2)	(26)
Repayments	9	9
Other, net	7	(1)
Net cash used in investing activities	(1,867)	(1,880)
Cash flows from financing activities
Long-term debt
Issues of power bonds	135	1,582
Issues of variable interest entities	1,000	—
Redemptions and repurchases of power bonds	(2,690)	(1,020)
Short-term debt issues (redemptions), net	2,047	(27)
Proceeds from leasebacks	—	5
Payments on leases and leasebacks	(75)	(109)
Proceeds from call monetization	60	—
Financing costs, net	(72)	(19)
Change in restricted cash of variable interest entity	(30)	—
Payments to U.S. Treasury	(21)	(20)
Other, net	1	(1)
Net cash provided by financing activities	355	391
Net change in cash and cash equivalents	(260)	214
Cash and cash equivalents at beginning of period	507	328
Cash and cash equivalents at end of period	$247	$542
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2012, and 2011
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at March 31, 2011 (unaudited)	$318	$4,470	$635	$(52)	$5,371
Net income (loss)	—	(239)	(1)	—	(240)	$(240)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	(12)	(12)	(12)
Reclassification to earnings from cash flow hedges	—	—	—	(1)	(1)	(1)
Total other comprehensive income (loss)	—	—	—	(13)	(13)	(13)
Total comprehensive income (loss)						$(253)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at June 30, 2011 (unaudited)	$313	$4,230	$634	$(65)	$5,112

Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987
Net income (loss)	—	(20)	(3)	—	(23)	$(23)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	(36)	(36)	(36)
Reclassification to earnings from cash flow hedges	—	—	—	18	18	18
Total other comprehensive income (loss)	—	—	—	(18)	(18)	(18)
Total comprehensive income (loss)						$(41)
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at June 30, 2012 (unaudited)	$293	$4,141	$622	$(118)	$4,938
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2012, and 2011
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	—	(29)	(6)	—	(35)	$(35)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	51	51	51
Reclassification to earnings from cash flow hedges	—	—	—	(21)	(21)	(21)
Total other comprehensive income (loss)	—	—	—	30	30	30
Total comprehensive income (loss)						$(5)
Return on power program appropriation investment	—	(5)	—	—	(5)
Return of power program appropriation investment	(15)	—	—	—	(15)
Balance at June 30, 2011 (unaudited)	$313	$4,230	$634	$(65)	$5,112

Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(282)	(8)	—	(290)	$(290)
Other comprehensive income (loss)
Net unrealized gain (loss) on future cash flow hedges	—	—	—	27	27	27
Reclassification to earnings from cash flow hedges	—	—	—	(7)	(7)	(7)
Total other comprehensive income (loss)	—	—	—	20	20	20
Total comprehensive income (loss)						$(270)
Return on power program appropriation investment	—	(6)	—	—	(6)
Return of power program appropriation investment	(15)	—	—	—	(15)
Balance at June 30, 2012 (unaudited)	$293	$4,141	$622	$(118)	$4,938
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Summary of Significant Accounting Policies

General

The Tennessee Valley Authority (“TVA”) is a corporate agency and instrumentality of the United States that was created in 1933 by legislation enacted by the United States (“U.S.”) Congress in response to a request by President Franklin D. Roosevelt.  TVA was initially created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

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

Power rates are established by the TVA Board of Directors (“TVA Board”) as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents”); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2012, 2011, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.  In the Cash flows from operating activities section of the Statements of Cash Flows, $75 million previously reported as changes in Accounts payable and accrued liabilities for the nine months ended June 30, 2011, was reclassified as Fuel cost tax equivalents, and $(24) million previously reported as changes in Inventories and other, net for the nine months ended June 30, 2011 was reclassified as changes in Margin cash collateral, net.

Sales of electricity for the three and nine months ended June 30, 2011, previously reported in the Statements of Operations as Sales of electricity to Municipalities and cooperatives of $2.3 billion and $7.2 billion, respectively, Industries directly served of $310 million and $1.1 billion, respectively, and Federal agencies and other of $31 million and $95 million, respectively, have been combined and reported as Sales of electricity of $2.6 billion and $8.4 billion, respectively.

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

Depreciation

TVA determined depreciation rates based on a new depreciation study during the second quarter of 2012. Implementation of the new study, exclusive of the impact of idling decisions discussed below, resulted in a $2 million and a $3 million decrease in depreciation expense during the three and nine months ended June 30, 2012. It is expected to decrease depreciation expense an additional $2 million for the remainder of 2012, exclusive of the impact of the idling decisions below.

TVA has announced the idling of several of its coal-fired units. As a result, depreciation rates have been adjusted so that the coal-fired units to be idled will be fully depreciated by the applicable idle dates. TVA idled Johnsonville Fossil Plant (“Johnsonville”) Units 7, 8, 9 and 10 on March 1, 2012, and announced plans to idle Johnsonville Units 5 and 6 and Colbert Fossil Plant (“Colbert”) Unit 5 by October 1, 2012.  Additionally, two units at John Sevier Fossil Plant (“John Sevier”) will be retired by December 31, 2012, the remaining two units at John Sevier will be idled by December 31, 2012, and Johnsonville Units 1-4 will be retired by December 31, 2017. As a result of TVA's decision to idle or retire these 15 units, TVA recognized $100 million and $236 million in accelerated depreciation expense related to these units during the three and nine months ended June 30, 2012, respectively. TVA expects to recognize $100 million in accelerated depreciation for the remainder of 2012. Due to anticipated capacity constraints during the third and fourth quarters of 2012, TVA placed Johnsonville Units 9 and 10 back into service and may return other idled units into service as needed. Johnsonville Units 9 and 10 have no remaining book value, having been fully depreciated by the formerly planned idle date of March 1, 2012.

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

The following accounting standards have been issued, but as of June 30, 2012, were not effective and had not been adopted by TVA.

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

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2012	At September 30, 2011
Power receivables	$1,560	$1,638
Other receivables	82	102
Allowance for uncollectible accounts	(6)	(1)
Accounts receivable, net	$1,636	$1,739

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2012	At September 30, 2011
Materials and supplies inventory	$606	$555
Fuel inventory	563	489
Emission allowance inventory	12	11
Allowance for inventory obsolescence	(36)	(27)
Inventories, net	$1,145	$1,028

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2012	At September 30, 2011
Loans and other long-term receivables, net	$200	$74
Coal contract derivative assets	111	285
Other	138	13
Total other long-term assets	$449	$372

TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The loans receivable and the associated obligation to purchase those loans are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated obligation to purchase those loans are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  As of June 30, 2012, the carrying amount of the loans receivable, net of discount, was approximately $148 million.  The carrying amount of the associated obligation to purchase those loans was approximately $182 million.

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

Regulatory Assets and Liabilities
	At June 30, 2012	At September 30, 2011
Current regulatory assets
Unrealized losses on commodity derivatives	$441	$225
Deferred nuclear generating units	236	236
Environmental agreements	87	—
Environmental cleanup costs – Kingston ash spill	70	73
Fuel cost adjustment receivable	19	7
Deferred capital leases	1	2
Total current regulatory assets	854	543
Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,537	5,807
Unrealized losses on swaps and swaption	1,350	1,164
Nuclear decommissioning costs	942	1,012
Environmental cleanup costs - Kingston ash spill	817	874
Construction costs	619	619
Non-nuclear decommissioning costs	548	519
Deferred nuclear generating units	532	709
Unrealized losses on commodity derivatives	446	221
Environmental agreements	251	346
Other non-current regulatory assets	361	234
Total non-current regulatory assets	11,403	11,505
Total regulatory assets	$12,257	$12,048

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$155	$127
Unrealized gains on commodity derivatives	13	153
Total current regulatory liabilities	168	280
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	113	285
Total non-current regulatory liabilities	113	285
Total regulatory liabilities	$281	$565

7.  Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. The analysis to determine whether an entity is a VIE considers factors such as contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity, the extent of an entity's activities that either involve or are conducted on behalf of an investor with disproportionate voting rights and the relationship of voting power to the amount of equity invested in an entity. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The determination of the primary beneficiary requires continual reassessment.

On January 17, 2012, TVA entered into a $1.0 billion transaction with John Sevier Combined Cycle Generation LLC

("JSCCG"), a newly formed entity. In connection with this transaction, TVA and the United States of America agreed to lease the John Sevier Combined Cycle Facility ("John Sevier CCF") located in Hawkins County, Tennessee, to JSCCG for a term of fifty years (the "Head Lease"). TVA also entered into a construction management agreement ("CMA") with JSCCG under which TVA was obligated to use commercially reasonable efforts to cause the John Sevier CCF to achieve substantial completion by January 14, 2013, or as soon thereafter as commercially practicable. John Sevier CCF began commercial operations on April 30, 2012.

Also on January 17, 2012, TVA and JSCCG entered into a transaction under which TVA agreed to lease the John Sevier CCF from JSCCG (the "Facility Lease") through January 15, 2042. Throughout the term of the Facility Lease, TVA is responsible for the operation and maintenance (and improvement to the extent required by applicable law) of the John Sevier CCF and takes all power generated by the facility. On or after January 17, 2042, as long as TVA has made all payments as prescribed by the Facility Lease and there is no payment or bankruptcy default with respect to which JSCCG has exercised dispossessory remedies, the Head Lease will terminate on January 17, 2042, and TVA will own John Sevier CCF at no additional cost to TVA.

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

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests mirror those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG and the Holdco notes closed on January 17, 2012. See Note 11 — Debt Securities Activity — Secured Debt of VIEs. The JSCCG notes are secured by TVA’s lease payments and the Holdco notes are secured by Holdco's investment in and amounts receivable from JSCCG. TVA’s lease payments, under the terms of the Facility Lease, are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays the administrative or miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

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

The table below summarizes the carrying amounts and classifications of the JSCCG and Holdco assets and liabilities:

JSCCG and Holdco Summary of Assets and Liabilities
At June 30, 2012
Current assets
Restricted cash of variable interest entity	$30
Total assets	$30

Current liabilities
Accrued interest	$22
Current maturities of long-term debt of variable interest entities	12
Total current liabilities	34
Long-term debt, net
Long-term debt of variable interest entities	988
Total long-term debt, net	988
Total liabilities	$1,022

JSCCG’s and Holdco’s creditors do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to JSCCG or Holdco other than as prescribed in the terms of the Facility Lease and other agreements related to this transaction.

8.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  TVA estimates that the physical cleanup work (final removal) will be completed in the last quarter of CY 2014.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the Environmental Protection Agency ("EPA") are expected to occur by the second quarter of CY 2015.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through June 30, 2012, totaled $834 million.  The remaining estimated liability at June 30, 2012, was $290 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the June 2010 Tennessee Department of Environment and Conservation ("TDEC") order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the consolidated financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the dredge cell closure costs is also not included in the estimate as it is included in the non-nuclear Asset retirement obligation ("ARO") liability.

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  TVA has received insurance proceeds of $45 million.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements in respect of compliance with certain environmental regulations (see Note 17 — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2012	At September 30, 2011
Interest rate swap liabilities	$1,741	$463
Environmental agreements liability	252	346
Coal contract derivative liabilities	236	119
Currency swap liabilities	104	131
Commodity swap derivative liabilities	90	78
Swaption liability	—	1,077
Other	396	191
Total other long-term liabilities	$2,819	$2,405

On April 15, 2012, the counterparty to TVA’s swaption exercised its option to enter into a swap with TVA. See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment for additional details of this transaction.

TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program. TVA sells the loans receivable to a third party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of June 30, 2012, the carrying amount of the associated obligation to purchase those loans was approximately $182 million. See Note 5.

10.  Asset Retirement Obligations

During the nine months ended June 30, 2012, TVA's total ARO liability increased $116 million. The increase resulted primarily from accretion. This item was partially offset by ash area settlement projects that were conducted during the nine months ended June 30, 2012. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $41 million of the related regulatory assets was amortized into expense since this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-nuclear	Total
Balance at September 30, 2011	$2,091	$1,047	$3,138
Settlements (ash storage areas)	—	(13)	(13)
Accretion (recorded as regulatory asset)	86	43	129
Additional obligations	—	2	2
Change in estimate	—	(2)	(2)
Balance at June 30, 2012	$2,177	$1,077	$3,254

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2012, and September 30, 2011, consisted of the following:

Debt Outstanding
	At June 30, 2012	At September 30, 2011
Short-term debt
Discount notes (net of discount)	$2,530	$482
Current maturities of long-term debt of variable interest entities	12	—
Current maturities of power bonds	1,395	1,537
Total short-term debt, net	3,937	2,019
Long-term debt
Long-term debt of variable interest entities	988	—
Long-term power bonds	20,242	22,647
Unamortized discount, premiums and other	(53)	(235)
Total long-term debt, net	21,177	22,412
Total outstanding debt	$25,114	$24,431

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2011, to June 30, 2012.

Debt Securities Activity
	Date	Amount	Interest Rate

Issues
Debt of variable interest entities	January 17, 2012	$1,000	4.87%
electronotes®	Three Months Ended March 31, 2012	69	3.42%
electronotes®	Three Months Ended June 30, 2012	66	3.48%
		$1,135

Redemptions/Maturities
2009 Series A	November 2011	$2	2.25%
2009 Series B	December 2011	1	3.77%
1992 Series D	April 2012	1,000	8.25%
1999 Series A	May 2012	2	4.50%
2009 Series A	May 2012	2	2.25%
2000 Series F	May 2012	29	7.14%
2002 Series A	May 2012	1,486	6.79%
1998 Series D	June 2012	5	4.73%
2009 Series B	June 2012	1	3.77%
electronotes®	Three Months Ended December 31, 2011	16	4.82%
electronotes®	Three Months Ended March 31, 2012	106	4.50%
electronotes®	Three Months Ended June 30, 2012	40	4.04%
Total		$2,690

Putable Automatic Rate Reset Securities. The interest rate on the 1998 Series D Putable Automatic Rate Reset Securities (“1998 Series D Bonds”) was reset from 4.73 percent to 4.06 percent on June 1, 2012. The interest rate on the 1999 Series A Putable Automatic Rate Reset Securities (“1999 Series A Bonds”) was reset on May 1, 2012, from 4.50 percent to 4.15 percent. Because investors have the opportunity to redeem these securities in the event of a rate reset, and because the rates were expected to reset, TVA reclassified the outstanding principal balances of $330 million of the 1998 Series D Bonds and $274 million of 1999 Series A Bonds to current maturities of long-term debt at March 31, 2012. TVA redeemed $2 million of the 1999 Series A Bonds on May 1, 2012, and $5 million of the 1998 Series D Bonds on June 1, 2012. At June 30, 2012, the remaining outstanding balances of $325 million of the 1998 Series D Bonds and $272 million of the 1999 Series A Bonds were classified in long-term debt.

Power Bonds. The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time. Debt amounts outstanding include the effect of translations related to Bonds denominated in foreign currencies.

On April 15, 2012, TVA redeemed $1.0 billion of the 1992 Series D Bonds which had a coupon of 8.25 percent. The bonds were redeemed at 106 percent of par value, with a premium of $60 million paid by TVA. The premium was deferred as a regulatory asset.

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

Approximately $970 million of the proceeds from the secured notes issuances was paid to TVA in accordance with the terms of the Head Lease and CMA. See Note 7. JSCCG deposited approximately $30 million with a lease indenture trustee to fund the payments due on July 15, 2012, in connection with the JSCCG notes and Holdco's membership interests in JSCCG. The deposit is reflected as Restricted cash of variable interest entity on the face of the consolidated balance sheets. TVA intends to use the proceeds from the transaction to meet its requirements under the TVA Act.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no borrowings outstanding under the facility at June 30, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.  The $0.5 billion and one of the $1.0 billion credit facilities both mature on January 14, 2014, and the other $1.0 billion credit facility matures on June 25, 2017.  The credit facilities accommodate the issuance of letters of credit up to $1.8 billion.  The interest rate on any borrowing under these facilities is variable based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion which TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, fluctuates depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At June 30, 2012, and September 30, 2011, there were $1.2 billion and $575 million, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

12.  Leaseback Obligations

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units (“CTs”). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software (“QTE”) in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2012, and September 30, 2011, the outstanding leaseback obligations, related to CTs and QTE, were $827 million and $885 million, respectively.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States's interest in the facility.  TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA's buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $383 million at June 30, 2012, and $397 million at September 30, 2011.  As of June 30, 2012, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets.

Bond Ratings Downgrade

On August 8, 2011, a credit rating agency lowered the long-term rating of TVA's rated Bonds from AAA to AA+.  This downgrade constituted an event of default under the Amended and Restated Credit Agreement between Seven States and its lenders.  Upon the occurrence of such an event of default, Seven States's lenders may either impose a higher default interest rate on the loan or exercise an option to require TVA to re-acquire its interest in the Southaven facility and the related assets.  On November 1, 2011, Seven States and its lenders, with the consent of TVA, executed an Amendment to the Amended and Restated Credit Agreement.  In this amendment, Seven States's lenders agreed to waive this event of default and thus waive the lenders' right to force TVA to re-acquire Seven States's interest in the Southaven facility and the related assets or to force Seven States to pay the default interest rate for this event of default.  Also, the amendment ties the interest rate on Seven States's credit facilities to TVA's credit rating.  Seven States will pay interest on the loan at either (1) the London Interbank Offer Rate ("LIBOR") plus 62.5 basis points if TVA's corporate credit rating is AAA (or its equivalent) by the nationally recognized credit rating agencies, or (2) LIBOR plus 87.5 basis points if TVA's corporate credit rating is AA+ (or its equivalent) by one or more nationally recognized credit rating agencies.

Lease Ratings Downgrade

On November 29, 2011, one credit rating agency downgraded its ratings on various long-term leases backed by obligations of TVA from AA+ to AA-, and set the outlook on the ratings to stable.  The downgrades include leaseback obligations related to CTs, QTE, and office real estate.  According to the rating agency, the downgrade reflects the application of new criteria to the leases, rather than any TVA action, event, or change in business conditions.  While the downgrades do not change TVA's obligations under the leases, they may affect the cost to TVA of similar future financings.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended June 30		Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2012	2011	2012	2011
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$(36)	$(12)	$27	$51

Notes
(1) Mark-to-Market ("MtM")
(2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended June 30		Amount of Gain (Loss) Reclassified from OCI to Interest Expense Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2012	2011	2012	2011
Currency swaps	$18	$(1)	$(7)	$(21)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended June 30		Amount of Gain (Loss) Recognized in Income on Derivatives Nine Months Ended June 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2012	2011	2012	2011
Swaption	To protect against decreases in value of the embedded call (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—

Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	—	—	—	—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(104)	(29)	(248)	(106)

Note
All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2012, and 2011.

Mark-to-Market Values of TVA Derivatives
	At June 30, 2012		At September 30, 2011
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps:
£200 million Sterling	$(40)	Other long-term liabilities	$(44)	Other long-term liabilities
£250 million Sterling	(11)	Other long-term liabilities	(24)	Other long-term liabilities
£150 million Sterling	(53)	Other long-term liabilities	(63)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Swaption:
$1.0 billion notional	$—	N/A	$(1,077)	Other long-term liabilities
Interest rate swaps:
$1.0 billion notional	(1,258)	Other long-term liabilities	—	N/A
$476 million notional	(465)	Other long-term liabilities	(446)	Other long-term liabilities
$42 million notional	(18)	Other long-term liabilities	(17)	Other long-term liabilities
Commodity contract derivatives	(331)	Other long-term assets $111; Other current assets $10; Other long-term liabilities $(236); Accounts payable and accrued liabilities $(216)	239	Other long-term assets $285; Other current assets $150; Other long-term liabilities $(119); Accounts payable and accrued liabilities $(77)
Derivatives under FTP:
Margin cash account(1)	79	Other current assets	34	Other current assets
Derivatives under FTP(2)	(391)	Current regulatory assets $(186); Regulatory assets $(210); Current regulatory liabilities $3; Regulatory liabilities $2	(234)	Current regulatory assets $(135); Regulatory assets $(102); Current regulatory liabilities $3

Notes
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table. This balance also includes the $26 million deposited with MF Global Inc. In July 2012, TVA recovered an additional $1 million of this balance from the trustee. See Counterparty Credit Risk for details.
(2)  The June 30, 2012, and September 30, 2011 balances in the Derivatives Under Financial Trading Program table show all open derivative positions in the FTP.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2012:

Currency Swaps Outstanding At June 30, 2012
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

Derivatives Not Receiving Hedge Accounting Treatment

Swaption and Interest Rate Swaps.  Prior to 2006, TVA entered into four swaption transactions to protect against decreases in value of the embedded call provisions on certain of its Bond issues.  A swaption is a derivative instrument that grants a third party the right to enter into an interest rate swap agreement with TVA under which TVA receives a floating rate of interest and pays the third party a fixed rate of interest equal to the interest rate on the Bond issue whose call provision TVA has monetized.  Prior to 2009, the counterparties to three of the swaptions exercised their rights to enter into interest rate swaps with TVA. As described in more detail below, the counterparty to the final swaption exercised its right to enter into an interest rate swap with TVA in March 2012.

In 2003, TVA monetized the call provisions on the TVA $1.0 billion 1992 Series D Bonds by entering into a swaption agreement with a third party in exchange for $175 million (the “1992 D Swaption”). In March 2012, the counterparty to the 1992 D Swaption transaction exercised its option to enter into a swap with TVA, effective April 15, 2012, requiring TVA to make fixed-rate payments to the counterparty of 8.25 percent and the counterparty to make floating rate payments to TVA based on LIBOR ending on April 15, 2042. These payments are based on a notional principal amount of $1.0 billion and began on July 15, 2012. In association with exercising its option to enter into the swap with TVA, the counterparty was required to pay TVA $60 million on the effective date of the swap.

TVA uses regulatory accounting treatment to defer the MtM gains and losses on the swaps and swaptions resulting from transactions in which the call provisions of TVA's debt issuances are monetized. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations.

For the three and nine months ended June 30, 2012, the changes in market value resulted in deferred unrealized losses on the value of the interest rate swaps and swaption of $325 million and $186 million, respectively.  There were no realized gains or losses for the three and nine months ended June 30, 2012, and 2011. The net deferred unrealized gains and losses on the 1992 D Swaption were assigned to the resulting interest rate swap upon the effective date of the exercise.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. At June 30, 2012, and September 30, 2011, TVA's coal contract derivatives had net market values of $(331) million and $239 million, respectively, which TVA deferred as regulatory assets and liabilities on a gross basis.  At June 30, 2012, TVA's coal contract derivatives had terms of up to six years.

TVA marks to market all of its natural gas derivative contracts that require physical delivery. The total market value of these natural gas derivative contracts at June 30, 2012, and September 30, 2011, was less than $1 million. At June 30, 2012, these natural gas derivative contracts had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2012			At September 30, 2011
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	18	53 million tons	$(331)	38	66 million tons	$239
Natural gas contract derivatives	24	75 million mmBtu	$—	13	5 million mmBtu	$—

Derivatives Under FTP. TVA has a FTP under which it purchases and sells futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At June 30, 2012, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, crude oil, and coal. Futures contracts and option contracts under the FTP had remaining terms of less than one year. Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program
	At June 30, 2012		At September 30, 2011
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	1,300,000	$(4)
Swap contracts	333,110,500	(387)	232,295,000	(223)
Option contracts	—	(1)	—	(1)
Natural gas financial positions	333,110,500	$(388)	233,595,000	$(228)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,118,000	(2)	1,591,000	(7)
Option contracts	—	—	90,000	—
Fuel oil/crude oil financial positions	1,118,000	$(2)	1,681,000	$(7)

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	—	(1)	120,000	1
Option contracts	—	—	—	—
Coal financial positions	—	$(1)	120,000	$1

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity contract. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(39) million at June 30, 2012, and $(13) million at September 30, 2011. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the table below:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At June 30, 2012	At September 30, 2011

Natural gas	$(388)	$(228)
Fuel oil/crude oil	(2)	(7)
Coal	(1)	1

FTP Realized Gains (Losses)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
Decrease (increase) in fuel expense	2012	2011	2012	2011

Natural gas	$(53)	$—	$(69)	$—
Fuel oil/crude oil	1	7	9	11
Coal	—	—	1	1

FTP Realized Gains (Losses)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
Decrease (increase) in purchased power expense	2012	2011	2012	2011

Natural gas	$(53)	$35	$(189)	$102

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 14 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At June 30, 2012, and September 30, 2011, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and its currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.8 billion.  TVA's collateral obligations at June 30, 2012, under these arrangements was $1.2 billion, for which TVA had posted $1.2 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's (“S&P”) or Moody's Investors Service ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $45 million; and

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three customers that represented 26 percent of total outstanding accounts receivable at June 30, 2012 and September 30, 2011. Power sales to TVA's largest directly served industrial customer represented five percent and six percent of TVA's total operating revenues for the three and nine months ended June 30, 2012, respectively.  This customer's senior unsecured credit ratings are currently CCC- by S&P and Caa2 by Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At June 30, 2012, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  At June 30, 2012, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On the same date, a Securities Investor Protection Act ("SIPA")proceeding was filed against MF Global Inc. ("MF Global"). TVA had used MF Global to clear certain trades and had posted $33 million cash collateral with MF Global at the time of the bankruptcy filing. TVA has recovered approximately $8 million of this balance from the trustee appointed in the SIPA proceeding ("Trustee"). TVA filed a claim with the Trustee to recover the remaining funds that TVA deposited with MF Global, and on June 4, 2012, the Trustee fully allowed TVA's claim. However, it remains unclear whether TVA will recover all of the remaining funds.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 12 different suppliers at June 30, 2012.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Consolidated Balance Sheet as of June 30, 2012, and Consolidated Statements of Changes in Proprietary Capital for the three and nine months ended June 30, 2012. Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At June 30, 2012, Investment funds were composed of $1.3 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service (“IRS”) rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $156 million at June 30, 2012.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values (“NAV”) as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

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

Realized and unrealized gains and losses on trading securities are recognized in current earnings and are based on average cost. The gains and losses of the NDT and ART are subsequently reclassified to a regulatory liability or asset account in accordance with TVA's regulatory accounting policy. See Note 1 — Cost-Based Regulation. TVA recorded unrealized gains and losses related to its trading securities held as of the end of each period as follows:

	Unrealized Investment Gains (Losses)
		For the Three Months Ended June 30		For the Nine Months Ended June 30
	Financial Statement Presentation	2012	2011	2012	2011

SERP	Other income (expense)	$(1)	$—	$2	$4
NDT	Regulatory asset	(21)	(8)	97	34
ART	Regulatory asset	(8)	(1)	17	(1)

Currency Swaps, Interest Rate Swaps, and Swaption

See Note 13 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps, interest rate swaps, and swaption.

The currency swaps and interest rate swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments. Prior to its conversion to an interest rate swap in April 2012, the swaption was classified as a Level 3 valuation and was valued based on an income approach. The valuation was computed using a broker-provided pricing model utilizing interest and volatility rates. While most of the fair value measurement was based on observable inputs, volatility for TVA's swaption was generally unobservable. Therefore, the valuation was derived from an observable volatility measure with adjustments.

Commodity Contract Derivatives and Commodity Derivatives Under FTP

Commodity Contract Derivatives. These contracts are classified as Level 3 valuations and are valued based on income approaches. TVA develops an overall coal price forecast using widely used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.

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

Nonperformance Risk

The assessment of nonperformance risk, which includes credit risk, considers changes in current market conditions, readily available information on nonperformance risk, letters of credit, collateral, other arrangements available, and the nature of master netting arrangements. TVA is a counterparty to currency swaps, interest rate swaps, commodity contracts, and other derivatives which subject TVA to nonperformance risk. Nonperformance risk on the majority of investments and certain exchange-traded instruments held by TVA is incorporated into the exit price that is derived from quoted market data that is used to mark the investment to market.

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment (“CVA”). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $48 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at June 30, 2012.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2012, and September 30, 2011. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2012
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$174	$—	$—	$—	$174
Debt securities
U.S. government corporations and agencies	40	132	—	—	172
Corporate debt securities	—	173	—	—	173
Residential mortgage-backed securities	—	18	—	—	18
Commercial mortgage-backed securities	—	5	—	—	5
Collateralized debt obligations	—	12	—	—	12
Private partnerships	—	—	45	—	45
Commingled funds(2)
Equity security commingled funds	—	623	—	—	623
Debt security commingled funds	—	122	—	—	122
Other commingled funds	—	—	—	—	—
Total investments	214	1,085	45	—	1,344
Commodity contract derivatives	—	—	121	—	121
Commodity derivatives under FTP
Swap contracts	—	166	—	(162)	4
Total commodity derivatives under FTP	—	166	—	(162)	4

Total	$214	$1,251	$166	$(162)	$1,469

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$104	$—	$—	$104
Interest rate swaps	—	1,741	—	—	1,741
Commodity contract derivatives	—	—	452	—	452
Commodity derivatives under FTP
Futures contracts	—	—	—	—	—
Swap contracts	—	556	—	(162)	394
Option contracts	1	—	—	—	1
Total commodity derivatives under FTP	1	556	—	(162)	395

Total	$1	$2,401	$452	$(162)	$2,692

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30			For the Nine Months Ended June 30
	Private Partnerships	Commodity Contract Derivatives	Swaption	Private Partnerships	Commodity Contract Derivatives	Swaption
Balances at beginning of period	$14	$73	$(554)	$13	$103	$(804)
Purchases	4	—	—	13	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	(7)	—	—
Total gains or losses (realized or unrealized)
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	51	(75)	(1)	21	175
Balances at June 30, 2011	$18	$124	$(629)	$18	$124	$(629)

Balances at beginning of period	$36	$(311)	$(993)	$22	$239	$(1,077)
Purchases	9	—	—	21	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	(2)	—	—
Settlements(1)	—	—	993	—	—	1,077
Net realized (gains) losses recognized in income	—	—	—	—	—	—
Net unrealized gains (losses) recognized in OCI	—	—	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	(20)	—	4	(570)	—
Balances at June 30, 2012	$45	$(331)	$—	$45	$(331)	$—

Note
(1) The swaption was converted to an interest rate swap in April 2012. See Note 13.

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and nine months ended June 30, 2012. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$121	Discounted cash flow	Credit risk	28.6%

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.50 - $93.00/ton
Liabilities
Commodity contract derivatives	452	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.50 - $93.00/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at June 30, 2012, and September 30, 2011, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2012, and September 30, 2011, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2012		At September 30, 2011
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Loans and other long-term receivables, net	Level 2	$200	$195	$74	$68

Long-term outstanding power bonds (including current maturities), net	Level 2	21,584	27,078	23,949	29,190

Long-term debt of variable interest entities (including current maturities)	Level 2	1,000	1,124	—	—

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

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2012	2011	2012	2011
Interest income	$27	$2	$14	$6
Gains (losses) on investments	(1)	—	3	4
External services	—	2	2	13
Miscellaneous	(5)	—	(3)	2
Total other income (expense), net	$21	$4	$16	$25

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2012, and 2011, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$34	$30	$5	$4	$103	$90	$14	$10
Interest cost	123	126	9	8	368	377	27	24
Expected return on plan assets	(109)	(122)	—	—	(327)	(366)	—	—
Amortization of prior service cost	(6)	(6)	(1)	(2)	(18)	(18)	(4)	(5)
Recognized net actuarial loss	90	71	8	5	270	212	23	16
Net periodic benefit cost as actuarially determined	132	99	21	15	396	295	60	45
Amount charged (capitalized) due to actions of regulator	—	3	—	—	—	9	—	—
Total net periodic benefit cost recognized	$132	$102	$21	$15	$396	$304	$60	$45

During the nine months ended June 30, 2012, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $31 million and $30 million for other benefit costs during the nine months ended June 30, 2012, and 2011, respectively. Net amounts capitalized due to actions of the TVA Board include amounts that have been deemed probable of recovery in future rates.

17.  Legal Proceedings

From time to time, TVA is a party to lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $367 million of potential losses with respect to Legal Proceedings as of June 30, 2012.  Of this amount, $251 million is included in Other long-term liabilities, $106 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  No assurance can be given that TVA will not be subject to significant additional claims and liabilities.  TVA has reviewed its claims, litigation and estimates and determined that the reasonably possible loss beyond the amounts accrued is an additional $6 million. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for SO2 and NOx, (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most existing and possible claims against TVA based on alleged New Source Review and associated violations are waived and cannot be brought against TVA. Some possible claims for sulfuric acid mist and greenhouse gas (“GHG”) emissions can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA’s coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2012 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2012 Consolidated Balance Sheet and will be recovered in rates in future periods.

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

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 (“Phase I trial”), and a decision on the dike failure causation issues is expected in the summer of 2012. Plaintiffs in 54 of the 56 remaining cases have agreed to be bound by the Phase I trial record and the court’s decision. The court has granted a temporary stay of proceedings in these cases pending the decision.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups, but no such suits have been filed.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has satisfied $10 million, and TDEC has approved environmental projects valued at $2 million as a credit against the penalty amount.  In January 2011, TVA entered into a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damage claim associated with the Kingston ash spill.  As part of this memorandum of agreement, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established, and to reimburse TDEC and the U.S. Fish and Wildlife Service for their costs.

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System ("TVARS") filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board of Directors ("TVARS Board").  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for cost of living adjustment ("COLA") benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that these actions violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  In July 2010, TVA moved to intervene in the suit in the event it was not dismissed.  In September 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs' claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation that will likely take a significant amount of time to complete. The parties have agreed to a mediator and are proceeding with mediation.

Case Arising out of Hurricane Katrina.  In April 2006, TVA was added as a defendant to a class action lawsuit brought in the United States District Court for the Southern District of Mississippi by 14 Mississippi residents allegedly injured by Hurricane Katrina.  The plaintiffs sued seven large oil companies and an oil company trade association, three large chemical companies and a chemical trade association, and 31 large companies involved in the mining and/or burning of coal, alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force.  Action by the United States Supreme Court in January 2011 ended this case in a manner favorable to TVA.

However, in May 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit in the United States District Court for the Southern District of Mississippi against the same and additional defendants, again alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force. The court dismissed the lawsuit in March 2012 for a variety of reasons, including that the lawsuit presented a non-justiciable political question and that all of the claims were preempted by the CAA. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Fifth Circuit.

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

Case Regarding Bellefonte Nuclear Plant Units 1 and 2.  In March 2009, in response to a request by TVA, the Nuclear Regulatory Commission ("NRC") reinstated the construction permits for Bellefonte Nuclear Plant ("Bellefonte") Units 1 and 2.  In March 2009 and 2010, Blue Ridge Environmental Defense League (“BREDL”) filed petitions in the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) challenging the NRC's authority to reinstate the construction permits. TVA asked to participate and was granted intervenor status in the cases. In July 2010, the D.C. Circuit consolidated the two BREDL petitions and stayed the combined proceeding pending the conclusion of an administrative proceeding which raised several contentions regarding the reinstatement, including some related to NRC's legal authority to reinstate the permits.  The administrative proceeding was completed in September 2010, with the dismissal of all of BREDL's contentions.  The D.C. Circuit returned the cases to the court's active docket and decided in February 2012 that BREDL's petitions failed to properly challenge the NRC's final orders reinstating the construction permits, and dismissed the petitions for lack of jurisdiction.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, Bellefonte Efficiency and Sustainability Team (“BEST”), BREDL, and Southern Alliance for Clean Energy (“SACE”) submitted a joint petition for intervention and a request for a hearing.   The Atomic Safety and Licensing Board ("ASLB") denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.   In January 2012, TVA notified the ASLB that the NRC had placed the CCOLA in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA.

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

John Sevier Fossil Plant Clean Air Act Permit. On September 20, 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier. Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration (“PSD”) requirements for sulfur dioxide ("SO2") and nitrogen oxides ("NOx") . The CAA permit, issued by TDEC, remains in effect pending the disposition of the petition. The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements.

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

Bull Run Fossil Plant NPDES Permit Appeal.  SACE and the Tennessee Clean Water Network (“TCWN”) filed a challenge to the NPDES permit for Bull Run Fossil Plant ("Bull Run") in November 2010.  TDEC is the defendant in the challenge and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  The parties are awaiting a decision on the petitioners' motion for summary judgment.

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

Gallatin Fossil Plant NPDES Permit Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for Gallatin Fossil Plant ("Gallatin") in June 2012. TDEC is the defendant in the challenge. TVA anticipates filing a motion to intervene to support TDEC's decision to issue the permit.

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

Petitions Resulting from Japanese Nuclear Events. As a result of the March 2011 Japanese nuclear events, petitions have been filed with the NRC which could impact TVA's nuclear program. While some petitions have been dismissed after review, petitions that remain open include the following:

•
Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending the Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition in April 2011, requesting that the NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design. TVA uses this design at Browns Ferry Nuclear Plant ("Browns Ferry") Units 1, 2, and 3. The petition requests the NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry, until several milestones have been met. In December 2011, the NRC provided its initial response to the petition. The NRC accepted five specific requests that would apply directly or indirectly to Browns Ferry, including issues relating to spent fuel pool use and location, Mark I containment hardened vent systems and design, and backup electrical power. Each of these items was accepted for further investigation, but the requests for immediate action were rejected. In April 2012, and the petitioner was informed by the NRC that the proposed Director's Decision regarding the petition had been extended to January 2013.

•	Twelve separate petitions on various issues

In August 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 2.206 Petition. In April 2012, the petitioner was informed by the NRC that its evaluation of the petition had been extended until January 2013.

•
Petition Pursuant to 10 CFR 2.206 - Demand For Information Regarding Compliance with 10 CFR 50, Appendix A, General Design Criterion 44, Cooling Water, and 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants

A petition was filed by the Union of Concerned Scientists in July 2011, requesting that a demand for information be issued for affected licensees, including TVA with regards to Browns Ferry, to describe how the facilities comply with General Design Criterion 44, Cooling Water, within Appendix A to 10 CFR Part 50, and with 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants, for all applicable design and licensing bases events. In February 2012, the petitioner was informed by the NRC that the proposed Director's Decision regarding the petition had been extended to January 2013.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the D.C. Circuit vacated the NRC's updated Waste Confidence Decision (“WCD”). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established and has been a key component of NRC licensing activities since 1984. The most recent update provided that the permanent repository would be available when necessary and that spent fuel could be stored for 60 years after a plant's license terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support it with an adequate National Environmental Policy Act ("NEPA") review and the NRC did not evaluate what would happen if the repository was never built.

In June 2012, multiple intervenor groups submitted a petition to the NRC to (a) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (b) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act. TVA will file its answer to the petition in August 2012.

18.  Subsequent Events

Bond Redemption

On July 15, 2012, TVA redeemed all of its 2009 4.88 percent electronotes® due July 15, 2024, CUSIP number 88059TES6. The notes were redeemed at 100 percent of par value for a total of $28 million.

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

Executive Overview

Weather continued to be the primary driver affecting TVA's net income for the three and nine month periods ended June 30, 2012, as compared with the same periods of 2011. TVA had net losses for the three and nine months ended June 30, 2012, of $23 million and $290 million, respectively, as compared with net losses of $240 million and $35 million for the same periods of 2011.

The southeastern United States experienced the fourth warmest winter on record, which contributed to a six percent decrease in sales of electricity for the first two quarters of 2012 as compared with the same period of the prior year. Although sales of electricity increased during the quarter ended June 30, 2012, as compared with the same period of 2011, the increase was not large enough for TVA to fully offset the impact of lower sales and revenue in the first two quarters of 2012.

Planned revenue for 2012 was $12.1 billion, including the estimated impact of fuel cost recovery. During the first nine months of 2012, total operating revenues were seven percent below the planned amount. Despite a six percent increase in sales during the third quarter of 2012, TVA still expects Total operating revenues to be seven percent less than planned for 2012. In response to overall lower sales and revenues, TVA undertook cost savings initiatives in the second quarter of 2012 that are beginning to take effect. Actions initiated include reductions in discretionary spending, deferring program spending, and identification of productivity enhancements to improve the overall cost effectiveness of existing programs and projects. In addition, TVA has eliminated certain layers of management and reduced contractor and consultant services. Nonetheless, TVA expects to record a net loss for 2012.

TVA has experienced some short-term challenges with respect to its electricity generation during 2012. See 2012 Key Initiatives and Challenges — Generation Resources. Longer term, it faces challenges related to compliance with current and emergent environmental laws and regulations, which may include installation of clean air equipment on coal-fired units and replacement of generating capacity of idled coal-fired units with cleaner-emissions nuclear and gas-fired units. Meeting these needs will require significant capital expenditures on TVA’s part, but TVA is constrained by the TVA Act which authorizes TVA to issues bonds, notes and other evidences of indebtedness (“Bonds") in an amount not to exceed $30.0 billion outstanding at any one time. Without a legislative solution, this limitation may require TVA to seek alternative financing arrangements. See Liquidity and Capital Resources — Sources of Liquidity.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and nine months ended June 30, 2012, and 2011:

Sales of Electricity (millions of kWh)
	Three Months Ended June 30				Nine Months Ended June 30
	2012	2011	Change	Percent Change	2012	2011	Change	Percent Change
Municipalities and cooperatives	32,609	32,129	480	1.5%	94,335	98,822	(4,487)	(4.5)%
Industries directly served	7,531	6,240	1,291	20.7%	23,872	22,513	1,359	6.0%
Federal agencies and other	967	486	481	99.0%	1,993	1,549	444	28.7%
Total sales of electricity	41,107	38,855	2,252	5.8%	120,200	122,884	(2,684)	(2.2)%

Weather affects both demand and market prices for electricity. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2012	Normal(1)	Percent Variation	2011	Normal(1)	Percent Variation	2012	2011	Percent Change
Heating Degree Days
Three months ended June 30	130	228	(43.0)%	199	228	(12.7)%	130	199	(34.7)%
Nine months ended June 30	2,585	3,364	(23.2)%	3,405	3,343	1.9%	2,585	3,405	(24.1)%

Cooling Degree Days
Three months ended June 30	757	586	29.2%	761	586	29.9%	757	761	(0.5)%
Nine months ended June 30	875	666	31.4%	831	666	24.8%	875	831	5.3%

Note
(1)  This is based on the most recent 30 years of weather history. Every five years this calculation is updated in order to incorporate the most recent 30 years. The most recent update, to incorporate CYs 2006-2010, occurred during the second quarter of 2011.

Sales of electricity increased 2.3 billion kilowatt hour ("kWh") for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Increased demand by directly served industrial customers, primarily by TVA's largest directly served industrial customer, accounted for over half of the increase in total sales of electricity. Sales to off-system customers and increased demand by municipalities also contributed to the increase for the same period.

Sales of electricity decreased 2.7 billion kWh for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, primarily due to a decrease in demand by municipalities and cooperatives. The reduced demand was largely the result of the milder than normal winter during the nine months ended June 30, 2012, as compared to the relatively normal winter during the nine months ended June 30, 2011. Heating degree days were 23.2 percent below normal during the nine months ended June 30, 2012, compared to 1.2 percent above normal during the nine months ended June 30, 2011. The customers of municipalities and cooperatives are largely residential and commercial customers whose usage of electricity is typically more temperature-sensitive than that of industrial customers. The decrease in sales of electricity to municipalities and cooperatives during this same period was partially offset by increased demand from industries directly served, primarily by TVA's largest directly served industrial customer, and increased sales to off-system customers.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2012, and 2011:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2012	2011	Percent Change	2012	2011	Percent Change
Operating revenues	$2,777	$2,657	4.5%	$7,949	$8,453	(6.0)%
Operating expenses	(2,499)	(2,575)	(3.0)%	(7,288)	(7,534)	(3.3)%
Operating income	278	82	239.0%	661	919	(28.1)%
Other income, net	21	4	425.0%	16	25	(36.0)%
Interest expense, net	(322)	(326)	(1.2)%	(967)	(979)	(1.2)%
Net income (loss)	$(23)	$(240)	(90.4)%	$(290)	$(35)	728.6%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2012, and 2011, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2012	2011	Percent Change	2012	2011	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,339	$2,287	2.3%	$6,643	$7,190	(7.6)%
Industries directly served	366	310	18.1%	1,115	1,077	3.5%
Federal agencies and other	36	31	16.1%	92	95	(3.2)%
Total sales of electricity	2,741	2,628	4.3%	7,850	8,362	(6.1)%
Other revenue	36	29	24.1%	99	91	8.8%
Total operating revenues	$2,777	$2,657	4.5%	$7,949	$8,453	(6.0)%

In April 2011, TVA implemented a revised wholesale rate structure. The rate structure provides price signals intended to encourage distributor and end-use customers to shift energy usage from high-cost periods to less expensive periods. Under the wholesale structure, weather can positively or negatively impact both volume and average rates, while only volume was impacted under the former wholesale structure. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. In conjunction with the change, the rate structure was also revised to establish a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

A summary of changes in revenue components consisted of the following:

	Three Month Change	Nine Month Change
Base revenue	$90	$(296)
Fuel cost recovery	15	(220)
Other	15	12
Total	$120	$(504)

Operating revenues increased $120 million for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, primarily due to a $90 million increase in base revenue. Contributing to the increase in base revenue was a $57 million increase due to the volume of electricity sold, which increased base revenue as a result of higher peak demand charges, and a $33 million increase due to the average effective rate (total revenues divided by total kWh). The increase in the volume of electricity sold was primarily due to increased demand by directly served industrial customers.

Operating revenues decreased $504 million for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The change was primarily due to a $296 million decrease in base revenue and a $220 million decrease in fuel cost recovery. Partially offsetting the decrease was a slight increase in other revenue sources. Lower demand as a result of warmer weather conditions was the primary driver of the decrease in base revenues and accounted for $189 million of the change. Warmer weather conditions also contributed to a decrease in the average effective rate of electricity sold (total revenues divided by total kWh) by decreasing peak demand charges. The decrease in the average effective rate reduced base revenue by $107 million. Of the $220 million decrease in fuel cost recovery, $143 million was due to more favorable fuel rates and $77 million was due to lower sales of electricity.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Most of the operating expenses associated with Fuel expense and Purchased power expense are recovered through the fuel cost recovery mechanism while all other operating costs, including certain non-eligible fuel costs ("Non-eligible Fuel Costs"), are recovered through base rates. (References to Fuel expense and Purchased power expense recovered by the fuel cost recovery mechanism do not refer to the recovery of the Non-eligible Fuel Costs, which are recovered in base rates.) The fuel cost recovery mechanism adjustment provides a means to regularly adjust rates in order to reflect changing fuel and purchased power costs, including realized gains and losses relating to fuel commodity hedging transactions under TVA's financial trading program ("FTP"). See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost recovery mechanism adjustment. This difference is recorded as a regulatory asset or liability and represents overcollected revenues (regulatory liabilities) or undercollected revenues (regulatory assets). As a result of this treatment, fuel expenses are matched to the related revenues. Non-eligible Fuel Costs for the three and nine months ended June 30, 2012, were $75 million and $251 million, respectively, and for the three and nine months ended June 30, 2011, were $102 million and $294 million, respectively.

Operating expenses for the three and nine months ended June 30, 2012, and 2011, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2012	2011	Percent Change	2012	2011	Percent Change
Fuel	$683	$584	17.0%	$1,847	$2,071	(10.8)%
Purchased power	277	387	(28.4)%	925	1,026	(9.8)%
Operating and maintenance	882	994	(11.3)%	2,625	2,677	(1.9)%
Depreciation and amortization	505	436	15.8%	1,439	1,296	11.0%
Tax equivalents	152	174	(12.6)%	452	464	(2.6)%
Total operating expenses	$2,499	$2,575	(3.0)%	$7,288	$7,534	(3.3)%

Operating expenses decreased $76 million in the three months ended June 30, 2012, and decreased $246 million for the nine months ended June 30, 2012, compared to the same periods in 2011.

Fuel expense increased $99 million in the three months ended June 30, 2012, as compared to the same period of the prior year. An increase in generation by TVA to meet the higher demand for electricity by customers accounted for $96 million of this increase. Gas-fired generation increased by 150 percent due to greater capacity as a result of the Magnolia Combined Cycle Plant (“Magnolia”) acquisition and the completion of the John Sevier Combined Cycle Facility ("John Sevier CCF") and due to lower natural gas prices. The average Henry Hub natural gas spot price for the three months ended June 30, 2012, was $2.27 per million British thermal units ("mmBtu"), which was 48 percent lower than the average price for the same period of the prior year. The 38 percent increase in nuclear generation was a result of having one refueling outage during the third quarter of 2012 as compared to two refueling outages during the same period of 2011. These increases in generation were offset by a decrease of 56 percent in conventional hydroelectric generation primarily due to rainfall being 50 percent lower and runoff being 71 percent lower and a decrease in coal-fired generation of nine percent as a result of the lower prices for natural gas as compared to the same period of the prior year.

Purchased power expense decreased $110 million during the three months ended June 30, 2012, as compared to the same period of the prior year, primarily due to a decrease in the average price of purchased power of 19 percent. As natural gas-fired generation is TVA's primary source of purchased power, natural gas price changes were the main source of the decrease. The lower natural gas prices reduced purchased power expense by $65 million. In addition, purchased power volume decreased by 12 percent, as compared to the same period of the prior year, primarily as a result of TVA using its own sources of generation, which reduced purchased power expense by $45 million.

Operating and maintenance expense decreased $112 million in the three months ended June 30, 2012, as compared to the same period of the prior year. The primary driver of the decrease in operating and maintenance expense was a $63 million decrease related to nuclear routine maintenance and nuclear refueling outages.  Nuclear operations had fewer outages in the three months ended June 30, 2012, compared to the same period of the prior year and incurred additional expenses in the same period of the prior year related to a forced outage experienced at Browns Ferry Nuclear Plant (“Browns Ferry”) due to a series of storms in April 2011.  Additionally, contract labor decreased $31 million primarily due to an emphasis on cost saving initiatives, including project prioritization and a reduction in TVA contractors overall.  These items were partially offset by a $36 million increase in pension and post-retirement benefits as a result of the use of a lower assumed discount rate in the actuarial calculation of post-retirement liabilities.

Depreciation and amortization expense increased $69 million for the three months ended June 30, 2012, as compared to the same period of the prior year, primarily due to accelerated depreciation of $100 million on certain idled coal-fired units and to depreciation expense on net plant additions. These increases were partially offset by a $38 million decrease in amortization expense due to the treatment of certain regulatory assets as a result of the approval of Bellefonte Nuclear Plant ("Bellefonte") Unit 1 in August 2011. See Note 1 — Depreciation.

Tax equivalents expense decreased $22 million in the three months ended June 30, 2012, as compared to the same period of the prior year.  This change is primarily attributable to the increase in the 2011 fuel-cost related tax equivalent regulatory liability as compared to 2010.  The fuel-cost related tax equivalent regulatory liability, which is equal to five percent of the fuel-cost related revenues, saw an increase in 2011 due to the wholesale rate structure implemented on April 1, 2011.  Tax equivalent expense related to fuel-cost revenues is recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

TVA calculates tax equivalent expense by subtracting the prior year fuel cost-related tax equivalent regulatory asset or liability from the tax equivalent payments made to the states and counties and then adds back the current year fuel cost-related tax equivalent regulatory asset or liability.

Fuel expense decreased $224 million in the nine months ended June 30, 2012, as compared to the same period of the prior year. Overall favorable fuel rates, as a result of the change in the mix of generation resources, accounted for $183 million of the decrease. Coal-fired generation decreased 27 percent while gas-fired generation helped offset the reduction in coal-fired generation, as gas-fired generation was 138 percent higher as compared to the same period of the prior year. This increase was primarily due to greater capacity as a result of the Magnolia acquisition and the completion of the John Sevier CCF and due to lower gas prices. The average Henry Hub natural gas spot price for the nine months ended June 30, 2012, was $2.68 per mmBtu, which was 35 percent lower than the average price for the same period of the prior year. Nuclear generation also helped offset the reduction in coal-fired generation as it increased 17 percent as compared to the same period of the prior year due to fewer plant outages. Lower sales of electricity led to a decrease in generation which accounted for the remaining $41 million of the decrease in fuel expense.

Purchased power expense decreased $101 million during the nine months ended June 30, 2012, as compared to the same period of the prior year, primarily due to a decrease in the average price of purchased power of seven percent, which was largely the result of changes in gas prices. Lower natural gas prices reduced purchased power expense by $72 million. In addition, purchased power volume decreased by three percent, primarily as a result of TVA using its own sources of generation. This reduced purchased power expense by $29 million as compared to the same period of the prior year.

Operating and maintenance expense decreased $52 million in the nine months ended June 30, 2012, as compared to the same period of the prior year. The primary driver of the decrease in operating and maintenance expense was a $99 million decrease related to nuclear operation expenses due to fewer nuclear refueling outages as compared to the same period of the prior year.  Additionally, contract labor decreased $32 million primarily due to an emphasis on cost saving initiatives, including project prioritization and a reduction in TVA contractors overall.  These items were partially offset by an increase of $107 million in pension and post-retirement benefits as a result of the use of a lower assumed discount rate in the actuarial calculation of post-retirement liabilities.

Depreciation and amortization expense increased $143 million for the nine months ended June 30, 2012, as compared to the same period of the prior year, primarily due to accelerated depreciation of $236 million on certain idled coal-fired units and to depreciation expense on net plant additions. These increases were partially offset by a $116 million decrease in amortization expense due to the treatment of certain regulatory assets as a result of the approval of Bellefonte Unit 1 in August 2011. See Note 1 — Depreciation.

Tax equivalents expense decreased $12 million in the nine months ended June 30, 2012, as compared to the same period of the prior year.  This change is primarily attributable to the increase in the 2011 fuel cost-related tax equivalent regulatory liability as compared to 2010.  The fuel cost-related tax equivalent regulatory liability, which is equal to five percent of the fuel-cost related revenues, saw an increase in 2011 due to the wholesale rate structure implemented on April 1, 2011.  Tax equivalent expense related to fuel-cost revenues is recognized in the same period the revenues are recognized. Tax equivalents related to all other revenues are recognized in the year paid.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2012, and 2011, were as follows:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2012	2011	Percent Change	2012	2011	Percent Change
Interest Expense(1)
Interest expense	$366	$358	2.2%	$1,092	$1,072	1.9%
Allowance for funds used during construction and nuclear fuel expenditures	(44)	(32)	37.5%	(125)	(93)	34.4%
Net interest expense	$322	$326	(1.2)%	$967	$979	(1.2)%

	2012	2011	Percent Change	2012	2011	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	6.090	5.755	5.8%	5.859	5.814	0.8%
Long-term debt of VIE	4.819	—	N/A	4.824	—	N/A
Discount notes	0.084	0.011	663.6%	0.063	0.088	(28.4)%
Blended	5.549	5.722	(3.0)%	5.640	5.750	(1.9)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods depicted and interest expense for those periods.

Net interest expense decreased $4 million for the three months ended June 30, 2012. The decrease was primarily due to a $12 million increase in allowance for funds used during construction ("AFUDC") due to greater amounts of capitalized interest caused by an increase in the construction work in progress base used to calculate AFUDC as a result of ongoing construction activities at Watts Bar Nuclear Plant ("Watts Bar") Unit 2. This was partially offset by an $8 million increase in interest expense, primarily due to an increase of $12 million related to the financing of the John Sevier CCF. See Note 7 and Note 11 — Debt Securities Activity — Secured Debt of VIEs.

Net interest expense decreased $12 million for the nine months ended June 30, 2012. This was primarily related to a $32 million increase in AFUDC due to ongoing construction activities at Watts Bar Unit 2. This was partially offset by a $20 million increase in interest expense primarily due to an increase of $22 million related to the financing of the John Sevier CCF. See Note 7 and Note 11 — Debt Securities Activity — Secured Debt of VIEs.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States (“U.S.”) Treasury, three long-term revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.  The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (such as the lease-purchase transaction involving the John Sevier CCF), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  Capital spending needs could be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  At June 30, 2012, TVA had power bonds outstanding, and because it is required to consolidate two variable interest entities of which it is the primary beneficiary, it also had outstanding the long-term debt of these variable interest entities. See Lease Financing below.  Power bonds have maturities of between one and 50 years. TVA also issues discount notes from time-to-time. Discount notes have maturities of less than one year.  Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At June 30 2012	For the three months ended June 30 2012	For the nine months ended June 30 2012	At June 30 2011	For the three months ended June 30 2011	For the nine months ended June 30 2011
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$2,530	$2,093	$931	$—	$138	$256
Weighted Average Interest Rate
Discount Notes	0.091%	0.084%	0.063%	N/A	0.011%	0.088%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,550	$2,550	N/A	$150	$1,401

Credit Facility Agreements.  TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility matures on September 30, 2012, and is expected to be renewed.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity.  The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less.  There were no outstanding borrowings under the facility at June 30, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion.

Summary of Long-Term Credit Facilities At June 30, 2012 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
January 2014	$0.5	$0.5	$—	$—
January 2014	1.0	—	—	1.0
June 2017	1.0	0.7	—	0.3
	$2.5	$1.2	$—	$1.3

The credit facilities accommodate the issuance of letters of credit up to $1.8 billion.  The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At June 30, 2012, there were $1.2 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

Lease Financing. On January 17, 2012, TVA entered into a $1.0 billion leasing transaction whereby it agreed to lease for a term of fifty years John Sevier CCF to John Sevier Combined Cycle Generation LLC ("JSCCG"). TVA received proceeds of approximately $970 million from JSCCG through JSCCG's issuance of $900 million of secured notes and $100 million of membership interests subject to mandatory redemption. On the same date, TVA agreed to lease the facility back from JSCCG for a term of thirty years, at the end of which the head lease will terminate so long as TVA is not in default. TVA intends to use the proceeds from the transaction to meet its requirements under the TVA Act.

The membership interests in JSCCG were funded by John Sevier Holdco LLC ("Holdco") with proceeds from a $100 million secured notes issuance. TVA has determined that JSCCG and Holdco are variable interest entities of which TVA is the primary beneficiary and, as such, TVA is required to account for the entities on a consolidated basis. See Note 7 and Note 11 — Debt Securities Activity — Secured Debt of VIEs.

TVA may seek to enter into similar arrangements for other assets under construction, such as natural gas units, nuclear units, or pollution control equipment. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the nine months ended June 30, 2012, and 2011, follows:

Summary Cash Flows
	For the nine months ended June 30
	2012	2011
Cash provided by (used in):
Operating activities	$1,252	$1,703
Investing activities	(1,867)	(1,880)
Financing activities	355	391
Net increase (decrease) in cash and cash equivalents	$(260)	$214

Operating Activities. Net cash flows from operating activities decreased $451 million for the nine months ended June 30, 2012, compared to the same period in the prior year. The change primarily resulted from a decrease in Net income of $255 million, primarily due to a decrease in sales of electricity. See Results of Operations — Financial Results — Operating Revenues.  Additionally, the change resulted from a $156 million increase related to the timing of accounts payable and accrued liabilities payments and a $294 million increase in the amount of net margin cash posted due to the significant increase in the volume of natural gas financial positions and the drop in the average market price for natural gas, which increased the required amount of cash to be posted. See Note 13 — Other Derivative Instruments — Collateral.

These changes were partially offset by a $146 million increase in depreciation, primarily related to the accelerated depreciation of certain coal-fired units (See Note 1 — Depreciation), and a $107 million increase in Non-cash retirement benefit expense, as a result of the declines in the financial market in the prior year and a reduction in the assumed discount rates for 2012.

Investing Activities. Net cash flows used in investing activities decreased by $13 million for the nine months ended June 30, 2012, compared to the same period in the prior year primarily due to the delay in the construction of the Watts Bar Unit 2.  The decrease was partially offset by an increase on spending for clean air projects and converting coal combustion residual (“CCR”) facilities to dry collection facilities, as well as an increase in Nuclear fuel expenditures, which increased $80 million for the nine months ended June 30, 2012, as compared to the same period in the prior year.  The increase in nuclear fuel expenditures was due to the purchase of nuclear fuel to be used in the five scheduled nuclear refueling outages during CY 2012, as compared to the two scheduled nuclear refueling outages during CY 2011. The increase was also due to higher prices for enrichment services for the nine months ended June 30, 2012, as compared to the same period of the prior year.

Financing Activities. Net cash flows provided by financing activities decreased by $36 million during the nine months ended June 30, 2012, as compared to the same period of the prior year, primarily due to an increase in long-term debt redemptions net of long-term debt issuances, offset by an increase in net short-term debt issuances. The increase in long-term debt redemptions reflects greater maturing Bonds and an elective redemption (call) of Bonds. In the prior year TVA had decreased short-term debt levels by issuing long-term debt in order to take advantage of declining interest rates, and in anticipation of upcoming maturities of debt. The increase in short-term debt was to fund Bonds redeemed in 2012. The $1.0 billion long-term debt Issues of variable interest entities occurred in January 2012.  See Note 11 — Debt Securities Activity — Secured Debt of VIEs.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2012, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Debt(2)	$2,558	$2,308	$32	$1,032	$32	$18,192	$24,154
Interest payments relating to debt	267	1,221	1,135	1,134	1,089	19,211	24,057
Debt of VIEs	6	13	13	14	15	939	1,000
Interest payments relating to debt of VIEs	24	48	48	47	46	762	975
Lease obligations
Capital	3	2	2	2	2	27	38
Non-cancelable operating	17	59	35	24	24	128	287
Purchase obligations
Power	52	159	153	154	165	3,669	4,352
Fuel	459	1,317	1,120	1,020	653	2,626	7,195
Other	62	119	100	96	94	936	1,407
Environmental Agreements	77	87	87	87	—	—	338
Litigation settlements	4	6	8	1	—	—	19
Environmental cleanup costs-Kingston ash spill	30	131	99	30	—	—	290
Payments on other financings	25	488	100	104	104	609	1,430
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	20	10	—	—	—	50
Return on Power Program Appropriation Investment	7	20	19	18	18	217	299
Total	$3,611	$5,998	$2,961	$3,763	$2,242	$47,316	$65,891

Notes
(1) Period July 1 – September 30, 2012
(2) Does not include noncash items of foreign currency exchange loss of $14 million and net discount on sale of Bonds of $53 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2012(1)	2013	2014	2015	2016	Thereafter	Total
Energy Prepayment Obligations	$26	$102	$100	$100	$100	$210	$638

Note
(1)  Period July 1 - September 30, 2012

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  The loans receivable and the associated obligation to purchase those loans are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated obligation to purchase those loans are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  As of June 30, 2012, the carrying amount of the loans receivable, net of discount, was approximately $148 million.  The carrying amount of the associated obligation to purchase those loans was approximately $182 million.

Liquidity Challenges Related to Generation Resources

Watts Bar Nuclear Plant Unit 2. After experiencing lower than expected productivity, TVA management established a team in October 2011 to develop an Estimate to Complete (“ETC”) for Watts Bar Unit 2, detailing the work remaining and duration. In conjunction with the ETC effort, a "root cause" analysis was conducted to identify factors that contributed to schedule delay and higher costs of the project.

The seven-month ETC concluded that additional funding of $1.5 billion to $2.0 billion will be needed to complete Watts Bar Unit 2, putting the total estimated cost of completion in the range of $4.0 billion to $4.5 billion. The estimated completion date for Watts Bar Unit 2 is between September and December of 2015. The conclusions were confirmed by two outside, independent reviews. The new estimate also adds an allowance for addressing impacts associated with the Fukushima event and other potential emergent risks.

An incorrect initial estimate, insufficient project planning, inadequate project leadership, and lack of effective monitoring tools and oversight were identified as the key causes for the performance problems leading to the project's extended schedule and higher costs. A new organizational structure, including contractual changes that provides a more direct line-of-sight to top management and the Nuclear Oversight Committee of the Board of Directors, has been established. TVA continues to believe that completing Watts Bar Unit 2 is the correct option.

TVA plans to continue to adhere to its financial guiding principles in funding the Watts Bar Unit 2 construction. Under these principles, TVA covers operating costs, debt service and maintenance of its power system primarily from the sale of electricity, while new generation investments are funded with debt or other forms of financing. Following the principles, any financing attributed to the construction of Watts Bar Unit 2 is expected to be paid off before the end of the unit's life.

For legal proceedings related to Watts Bar Unit 2, see Note 17 — Administrative Proceedings Regarding Watts Bar Nuclear Plant Unit 2.

TVA does not anticipate delays to Watts Bar Unit 2 will have a significant adverse impact on TVA's ability to meet the power needs of its customers, due to such factors as a lower forecasted outlook for electricity demand, as well as the impacts of energy efficiency and demand response initiatives.

The TVA Board's approval of the construction of the Bellefonte Unit 1 project in August 2011 provided that construction of Bellefonte Unit 1 will not begin until after initial fuel loading at Watts Bar Unit 2.  Bellefonte Unit 1 was expected to be completed in 2020.  As a result of lessons learned during the construction of Watts Bar Unit 2 and other factors, such as the Fukushima event, TVA is analyzing the Bellefonte Unit 1 cost and schedule.  It is expected that the cost of the project will increase and the completion date will change.  In the event of significant changes TVA will seek action from the TVA Board.

Nuclear Regulatory Commission Safety Improvements Orders. On March 9, 2012, the Nuclear Regulatory Commission ("NRC") issued three new safety orders stemming from lessons learned from the 2011 Fukushima event. The orders include the development of strategies for responding to an interruption of off-site power, the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and the installation of more robust venting systems to prevent hydrogen buildup and explosions. The orders dealing with the loss of off-site power and monitoring spent fuel pools and will apply to every nuclear reactor in the U.S. The order requiring more robust containment venting systems applies only to certain U.S. boiling water reactors, including TVA's Browns Ferry.  These reactors are required to improve their containment venting systems to prevent over-pressurization, which occurred at Fukushima. Licensees have until December 2016 or until the second refueling outage after submittal of implementation plans (plans to be submitted in February 2013), whichever is earliest, to fully implement the requirements of these three orders.  TVA's implementation of the requirements of the orders will vary from plant to plant due to the timing of the scheduled refueling outages at each plant. In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning.  Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. Watts Bar Unit 2 is required to comply with the two orders, as currently issued, that apply to the plant prior to issuance of its operating license. At this time TVA is not able to predict the final outcome of these requirements or the associated costs. However, these amounts could be significant.

For information about TVA's current remaining estimates on potential projects related to environmental laws and regulations, see Environmental Matters — Estimated Required Environmental Expenditures below.

2012 Key Initiatives and Challenges

Generation Resources

Browns Ferry.  A new cooling tower for Browns Ferry was placed in service during June 2012.  It is expected to help TVA avoid generation reductions at Browns Ferry due to thermal issues from discharges into the river. Full operation of the tower for the entire summer season will be necessary to discern the operational effectiveness of the new cooling tower.

John Sevier Combined Cycle Facility. TVA completed the John Sevier CCF in northeastern Tennessee and began commercial operations on April 30, 2012. John Sevier CCF has a summer net capability of 880 MW. See Note 7.

Status of Other Generation Units. TVA had several hydroelectric and combustion turbine units removed from service as of June 30, 2012.

A planned inspection of the Raccoon Mountain Pumped-Storage Plant (“Raccoon Mountain”) Unit 2 turbine in March 2012 found cracking in the rotor poles and the rotor rim. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, Raccoon Mountain Units 1, 3 and 4 were also taken out of service for inspection. Similar conditions were found in these units. The units, with a net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power. The units are expected to be returned to service in the 2013 to 2015 timeframe.  TVA plans to dispatch generation from other TVA units and purchase power to compensate for the loss in generating capacity.

Effective May 1, 2012, four simple cycle combustion turbine units at TVA's Allen Fossil Plant, with a total net summer capability of 68 MW, and two simple cycle combustion turbine units at Gallatin Fossil Plant ("Gallatin"), with a total net summer capability of 142 MW, were temporarily designated as unavailable for operation until repairs are performed.  Restoration projects to return the units to active service are being planned for the fall of 2012 through the spring of 2014.

Idling of Coal-Fired Units. In an effort to address operational challenges and reduce costs, TVA announced the idling of several coal-fired units. TVA idled Johnsonville Fossil Plant (“Johnsonville”) Units 7, 8, 9 and 10 on March 1, 2012 (564 MW of summer net capability) and announced plans to idle Johnsonville Units 5 and 6 and Colbert Fossil Plant (“Colbert”) Unit 5 by October 1, 2012 (686 MW of summer net capability).  The idling of the Johnsonville units was earlier than required by the Environmental Protection Agency ("EPA") and other parties in 2011 (the "Environmental Agreements").

Due to unanticipated operating challenges of certain generating units, TVA is in the process of re-evaluating the previously announced idling dates of these units. Johnsonville Unit 9 (141 MW of summer net capability) was brought back into service during June 2012. Johnsonville Unit 10 (141 MW of summer net capability) was brought back into service in July 2012.  Depending on capacity needs, TVA may bring other previously idled units back into service. TVA still anticipates being compliant with the terms of the Environmental Agreements.

              Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier Fossil Plant (“John Sevier”) will be retired by December 31, 2012. The remaining two units at John Sevier will be idled by December 31, 2012.  The four John Sevier units have a summer net capability of 704 MW.  Johnsonville Units 1-4 will be retired by December 31, 2017. These four units have a summer net capability of 428 MW. See Note 1 — Depreciation.

River System Operations

The warm winter weather in the southeastern United States and below-normal rainfall and runoff during the spring of 2012 are posing a challenge to TVA to meet the demands of a variety of stakeholders.  These demands include power production, navigation, water quality, water supply, and recreation.  Conventional hydroelectric generation decreased 56 percent in the three months ended June 30, 2012, as compared to the same period of the prior year, primarily due to a 50 percent decrease in rainfall and a 71 percent decrease in runoff within the Tennessee River Basin.  Conventional hydroelectric generation remained relatively flat for the nine month period ended June 30, 2012, as compared to the same period of the prior year, with a 10 percent decrease in rainfall and a 12 percent decrease in runoff. This will likely result in below normal hydroelectric generation throughout the remainder of the summer.

Generation at some coal-fired plants has been curtailed due to high river temperatures and the need to protect water quality and aquatic wildlife.  However, strategic operation of the affected waterways, completion of the additional cooling tower at Browns Ferry, and TVA's increased reliance on generation from gas-fired units all should help TVA manage these challenges. Thermal challenges still exist at Gallatin and Cumberland Fossil Plant on the Cumberland River where, in addition to warmer stream flows due to warm summer weather, summer stream flows have been reduced by the U.S. Army Corps of Engineers to support its remediation work on the Wolf Creek Dam.

Fuel Supplies

Fuel inventories fluctuate from time to time depending on various factors, including demand for electricity, unit outages, transportation infrastructure limitations, plant coal consumption rates, and weather conditions which may interrupt production or deliveries.  Additionally, inventory levels may be affected by the idling of coal-fired units or the installation of emission control equipment.

Fuel inventories have increased $74 million since September 30, 2011, due primarily to lower-than-planned coal-fired generation.  This lower coal-fired generation reflects lower overall generation due to the mild winter and lower than expected economic growth, as well as a shift in generation sources due to lower gas prices.

Regulatory Compliance

Browns Ferry.  In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure.  TVA repaired the valve before returning Browns Ferry Unit 1 to operation in late 2010.  TVA performed a root cause evaluation and determined the failure was due to a manufacturing defect.  In response to the issue, the NRC performed an inspection of the valve failure and its causes.  On May 9, 2011, the NRC notified TVA that it had concluded that the valve failure and TVA's inability to identify said failure was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process).  Subsequently, the NRC designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process.  As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight.  A series of intensive inspections and assessments began in the fall of 2011 and TVA anticipates this heightened oversight to continue through 2012.

In February 2012, the NRC conducted a key additional inspection that evaluated TVA's ability to identify and correct plant and performance problems at Browns Ferry. During the inspection, the NRC identified one potentially "Greater than Green" violation of NRC requirements. A "green finding" indicates a finding of very low safety significance.  The apparent violation involved concerns regarding training provided to plant operators associated with new fire protection procedures. It is expected that the NRC will issue its final determination regarding the significance of this issue in late summer 2012.

TVA anticipates that as a result of three unplanned reactor shutdowns on Browns Ferry Unit 3 at the end of the spring 2012 refueling outage and as a result of challenges with the performance of a key safety system (high pressure coolant injection ("HPCI")) on Browns Ferry Unit 1, the NRC will likely conduct additional supplemental inspections in addition to the inspections related to the 2011 red finding.  These supplemental inspections, which could occur late in 2012, will likely focus on TVA's analysis and corrective actions for the unplanned outages and HPCI issues, respectively.

In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance until the latter part of CY 2012. TVA noted that while much improvement remains to be realized, there are initial indications that improvement is occurring. TVA anticipates that the NRC will conduct a significant inspection of Browns Ferry's improvement progress in the first quarter of CY 2013. TVA anticipates spending between $75 million and $120 million during 2012 related to the acceleration of material improvements at Browns Ferry.

Watts Bar Greater than Green Finding.  The NRC notified TVA in December 2011 of its final determination of a “Greater than Green” inspection finding associated with the Nuclear Security organization at Watts Bar.  The NRC Greater than Green finding was identified during an inspection of the plant's physical security (fences, cameras, detection and intrusion systems, etc.) held in early 2012.  Upon receiving notification of the NRC's finding, TVA took immediate compensatory action to address the issue.  TVA has completed a root cause analysis and is implementing a series of corrective actions to resolve the issue.  The NRC conducted an inspection in June 2012 that evaluated TVA's root cause and corrective actions. Based on the results of that inspection, the NRC concluded that TVA had satisfactorily addressed the issue and returned Watts Bar to a routine level of security inspection activity.

Hydrology Issues.  Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" assumptions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely and not cause failure of these dams. Due to the possibility that several dams would heavily impact nuclear plant operations, TVA implemented interim dam modifications in the first quarter of 2010 by installing engineered, interconnected, fabric-lined containers filled with compacted sand to protect four upstream dams from embankment overtopping. TVA is preparing an Environmental Impact Statement in accordance with the National Environmental Policy Act to identify permanent solutions to replace the sand-filled containers which were intended only for temporary use.

In addition, the updated hydrology models also indicated that under probable maximum flood assumptions, increased flood levels could affect equipment at the Watts Bar and Sequoyah Nuclear Plants ("Sequoyah"). In addition to the interim dam modifications described above, compensatory measures were also put into place at Sequoyah. In June 2012, TVA committed to the NRC to make a series of near-term and longer-term improvements that will significantly reduce flooding concerns at Watts Bar and Sequoyah. The near term improvements involve the construction of flood barriers around specific components or buildings at the plants. The longer term solutions may involve permanent modifications to several upstream dams or other  engineering solutions.  Any specific improvements will be identified after the completion of necessary environmental reviews discussed above.  The costs associated with the potential improvements to the plants and the dams are still unknown, but could be significant.

As a result of the update to TVA's hydrology model, TVA is performing additional hydrological assessments at all of its other dams.  The total financial impact of permanent modifications to any additional dams identified as a result of the assessment is being evaluated and should be completed by 2015.

Transmission Reliability Standards. The North American Electric Reliability Corporation is in the process of amending certain of its transmission reliability planning standards. The amended standards, if approved by the Federal Energy Regulatory Commission (“FERC”), will result in more stringent transmission planning criteria being applicable in the future. FERC may also make other changes to transmission reliability standards. Any changes to the reliability standards could result in increased expenditures by TVA.

Environmental Matters

TVA's power generation activities are subject to most federal, state, and local environmental laws and regulations.  Major areas of regulation affecting TVA's activities include clean air control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent and to apply to additional emissions and sources.

Clean Air Regulations

The Clean Air Act ("CAA") establishes a comprehensive program to protect and improve the nation's air quality and control sources of air emissions.  Major CAA programs that affect TVA's power generation activities are described below as well as in Item 1, Business — Environmental Matters in the Annual Report.

National Ambient Air Quality Standards. As required by the CAA, the EPA continues to review the adequacy of all of the National Ambient Air Quality Standards ("NAAQS"). The existing NAAQS for ozone, particulate matter ("PM"), and one hour sulfur dioxide ("SO2") standards are in various phases of review and implementation that could factor into future nitrogen oxides ("NOx") and SO2 emission strategies for TVA.

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

Mercury and Air Toxic Standards for Electric Utility Units.  Effective April 16, 2012, the EPA promulgated a final rule on establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gasses for some of TVA’s coal-fired units by the April 2015-2016 timeframe. Boiler combustion systems require scheduled maintenance to ensure optimized combustion to minimize emissions of organic hazardous air pollutants. TVA may choose to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The final rule moderated somewhat from the proposed rule, but it remains the primary driver of additional air quality controls for TVA's coal-fired plants over the next few years. Legal challenges to this rule could affect the compliance dates.

New Source Performance Standards for Fossil-Fuel-Fired Electric Utility Generating Units. On February 16, 2012, the EPA published revised New Source Performance Standards (“NSPS”) for new and reconstructed coal and oil-fired units for emissions of PM, SO2 and NOx. This rule in the conjunction with Mercury and Air Toxic Standards for new sources will impose stringent limits on any new or reconstructed fossil-fuel fired steam generating units.

Clean Water Regulations

In April 2011, the EPA proposed a new rule under §316(b) of the Clean Water Act designed to minimize the impacts to fish and shellfish from the design and operation of cooling water intake structures at existing power plants and manufacturing facilities. The proposed rule contains new requirements for reducing the mortality of aquatic organisms trapped against the surface of water intake screens or drawn through the screens into plant cooling water systems. Compliance with the rule is expected to require changes in the operation of cooling water intakes and modifications to their design. These changes could potentially result in significant increases in capital costs and operating and maintenance costs. All of the intakes at TVA’s existing coal and nuclear generating facilities are likely to be subject to the new rule. Compliance is anticipated to be required within 8 years of the effective date of the final rule. Because of the uncertainty of the final rule changes to be made by the EPA, the future compliance costs are uncertain at this time. The EPA has recently committed to finalizing the new rule by July 27, 2013.

Climate Change

New Source Performance Standards for Greenhouse Gas Emissions.  In December 2010, the EPA entered into a settlement agreement with various states and environmental groups that establishes a schedule for setting new standards for regulating greenhouse gas ("GHG") emissions from oil and coal-fired electric generating units. On March 27, 2012, the EPA proposed a NSPS of 1,000 pounds of carbon dioxide ("CO2") per megawatt-hour for new coal, natural gas combined cycle or integrated gasification combined cycle electric utility generating units larger than 25 megawatts ("MW").  The original deadline for the final GHG NSPS rule was May 26, 2012. However, the EPA issued only proposed regulations for new sources and stated it will not propose rules for existing sources at this time. TVA is following the proposed new source regulations. Given the uncertainty of the regulations on existing sources and the status of the EPA's settlement negotiations, TVA is not able to anticipate the effect on existing units at TVA at this time. The impact of the proposed rule to TVA is expected to be minimal as TVA included new units that would meet this standard in its Integrated Resources Plan accepted by the TVA Board in 2012.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures At June 30, 2012 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(1)	2012+	$11
Coal combustion residual conversion and remediation(2)	2012-2022	$1,410
Proposed clean air projects(3)	2012-2018	$3,386
Clean Water Act requirements(4)	2015-2020	TBD*

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters (“Legal Proceedings”) that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $367 million with respect to Legal Proceedings as of June 30, 2012. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated into this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Other Matters

Blue Ridge Dam

When TVA acquired Blue Ridge Dam in 1939, there was known damage to the water inlet piping supplying the hydroelectric turbine in the powerhouse on the downstream side of the dam. TVA initiated a rehabilitation project in 2009 and replaced the inlet piping and corrected other safety issues including stabilizing the intake tower and the upstream face of the dam. Work to repair and stabilize the downstream side of the dam was nearly complete when on February 29, 2012, monitoring surveys indicated some down slope movement. Subsequent increased surveillance and monitoring indicate that settlement and down slope movement have continued but remain within recently established safety tolerances.

                At this time the dam is safe and small reservoir level increases have been approved in order to retain summer storm runoff. Additional engineering analyses are underway to determine the cause of the movement and long-term remediation plans. The analyses are expected to be complete by the end of calendar year.  The dam's generating units provide a summer net capability of 16 MWs.

Interagency Agreement with the Department of Energy

Under the U.S. Department of Energy's (“DOE”) Surplus Plutonium Disposition ("SPD") Program, mixed oxide (“MOX”) fuel would be fabricated with surplus plutonium and depleted uranium as a replacement for commercial uranium fuel.  On

February 10, 2010, DOE and TVA  entered into an interagency agreement to evaluate the potential use of mixed oxide fuel in reactors at TVA's Browns Ferry and Sequoyah.  As part of the evaluation of MOX, TVA is participating as a cooperating agency in DOE's Draft Supplemental Environmental Impact Statement ("SEIS") for SPD.  The SEIS was released on July 27, 2012, with a 60-day public comment period commencing on that date.  TVA expects to make a decision in 2013 on whether to continue to pursue MOX fuel. At the earliest, TVA could start using a small number of MOX fuel assemblies in TVA reactors in the 2018 timeframe.  If TVA decides to use MOX fuel, some changes in the operation of the reactors are expected and additional equipment may be required.

Customers/Counterparties Risk

USEC, Inc. TVA extended its contract with United States Enrichment Corporation, or its parent company, USEC, Inc. ("USEC"), its largest directly served customer, in May 2012.  The contract will now continue in effect through May 2013.  Power sales to USEC represented six percent of TVA's total operating revenues for the nine months ended June 30, 2012, and 2011. See Note 13 — Counterparty Credit Risk.

USEC is a supplier of enrichment services for uranium for fueling TVA's nuclear units through November 2014.  USEC is, among others, a participant in a high assay tails (depleted uranium hexafluoride) enrichment program.  This tails enrichment program may allow USEC to extend its enrichment operations through May 31, 2013.  TVA has contracted to buy a substantial portion of the output of this program. Also in May 2012, TVA entered into an enriched product and uranium hexafluoride supply agreement with one of the participants to the tails enrichment program, Energy Northwest. Should USEC fail to provide enrichment services, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks.

TVA expects to be able to procure material at reasonable rates in the liquid market for nuclear fuel in the event USEC is not able to deliver.

MF Global.  On October 31, 2011, MF Global Holding Ltd. and its subsidiary MF Global Finance USA Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  On the same date, a Securities Investor Protection Act ("SIPA") proceeding was filed against MF Global Inc. ("MF Global").  TVA had used MF Global to clear certain trades and had posted $33 million cash collateral with MF Global at the time of the bankruptcy filing.  TVA has recovered approximately $8 million of this balance from the trustee appointed in the SIPA proceeding (“Trustee”).  TVA filed a claim with the Trustee to recover the remaining funds that TVA deposited with MF Global, and on June 4, 2012, the Trustee fully allowed TVA's claim.  It is not clear that TVA will recover all of the remaining funds.

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

On March 7, 2012, Diane T. Wear was appointed TVA's Vice President and Controller, its principal accounting officer, effective March 12, 2012.

Changes in Ratemaking

For distributor customers, the default wholesale rate structure is seasonal time-of-use ("TOU"), with an option to elect a seasonal demand and energy structure.  The current wholesale rate provisions specify the expiration of the existing seasonal demand and energy option in September 2012. In April 2012, the TVA Board approved an optional revised seasonal and demand energy structure and an optional enhanced TOU structure that will become available in October 2012.

Renewable Power

A contract for 200 megawatts of renewable power from a wind power contract with a third-party provider began in July 2012. This newly added wind power source is among contracts TVA has entered into with eight wind farms from a 2008 Request for Proposals ("RFP") for more renewable and clean energy, bringing the maximum capacity to 1150 megawatts.

Government Accountability Office Audit Findings

The U.S. Government Accountability Office (“GAO”) released a report on December 1, 2011, regarding TVA's energy efficiency and capital expenditures planning. The report was requested by the chairman of the U.S. Senate Committee on Environment and Public Works. The GAO stated that TVA could benefit from a consultant's study on regional energy efficiency potential to help ensure that TVA is making the most cost-effective resource decisions to meet its vision of leadership in energy efficiency improvements. TVA agreed with the GAO. In fact, TVA had already commissioned a study by an outside firm. The results of the study have been received and show that TVA's energy efficiency plans are within the achievable range of potential energy savings for the region. Its findings are consistent with TVA's Integrated Resource Plan, the agency's 20-year energy roadmap, and TVA's plans for energy efficiency and demand response programs. TVA will continue to analyze the details of the study and incorporate them into future energy efficiency and demand response planning.

The GAO also recommended that TVA develop a written capital expenditure plan that includes the full costs of the assets in which TVA plans to invest and the sources of funding for acquiring those assets. Although TVA already has a number of interrelated and coordinated planning processes for capital expenditures, it understands the GAO recommendation for a more formal process which has the potential to promote greater effectiveness in the financial planning processes. TVA is working to refine and improve these processes.

Pension Fund

As of September 30, 2011, TVA's qualified pension plan had assets of $6.6 billion compared with liabilities of $11.3 billion.  TVA's plan remained underfunded at June 30, 2012.  Assets in the plan at June 30, 2012 were approximately $6.8 billion.  The ability of the plan’s funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has 36,000 participants, approximately two-thirds of which are retirees or beneficiaries currently receiving benefits. Benefits of approximately $600 million were paid to participants in 2011.

Off-Balance Sheet Arrangements

At June 30, 2012, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2012.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that

TVA’s disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

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

Date:	August 2, 2012		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ Tom Kilgore
Tom Kilgore
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas III____
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

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