Form 10-Q
period 2012-12-31
Tennessee Valley Authority
filed 2013-02-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (unaudited)........................................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	39
Executive Overview...............................................................................................................................................................	39
Results of Operations............................................................................................................................................................	39
Liquidity and Capital Resources............................................................................................................................................	43
2013 Key Initiatives and Challenges.....................................................................................................................................	47
Environmental Matters..........................................................................................................................................................	51
Legal Proceedings................................................................................................................................................................	51
Off-Balance Sheet Arrangements..........................................................................................................................................	51
Critical Accounting Policies and Estimates...........................................................................................................................	51
New Accounting Standards and Interpretations....................................................................................................................	52
Corporate Governance..........................................................................................................................................................	52
Other Matters........................................................................................................................................................................	53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	53

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	53
Disclosure Controls and Procedures......................................................................................................................................	53
Changes in Internal Control over Financial Reporting............................................................................................................	53

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	54

ITEM 1A. RISK FACTORS...........................................................................................................................................................	54

ITEM 6. EXHIBITS.......................................................................................................................................................................	55

SIGNATURES...............................................................................................................................................................................	56

EXHIBIT INDEX............................................................................................................................................................................	57

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined-Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offer Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
QTE	Qualified technological equipment and software

REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Water Quality, Oil, and Gas Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2013, 2012, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 Three months ended December 31
(in millions)

	2012	2011
Operating revenues
Sales of electricity	$2,549	$2,540
Other revenue	30	28
Total operating revenues	2,579	2,568
Operating expenses
Fuel	794	640
Purchased power	245	319
Operating and maintenance	919	880
Depreciation and amortization	428	441
Tax equivalents	137	151
Total operating expenses	2,523	2,431
Operating income	56	137
Other income (expense), net	15	9
Interest expense
Interest expense	355	358
Allowance for funds used during construction and nuclear fuel expenditures	(39)	(39)
Net interest expense	316	319
Net income (loss)	$(245)	$(173)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three months ended December 31
 (in millions)

	2012	2011

Net income (loss)	$(245)	$(173)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	33	42
Reclassification to earnings from cash flow hedges	(5)	3
Total other comprehensive income (loss)	$28	$45
Total comprehensive income (loss)	$(217)	$(128)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2012	September 30, 2012
Current assets	(Unaudited)
Cash and cash equivalents	$912	$868
Restricted cash and investments	11	11
Accounts receivable, net	1,426	1,666
Inventories, net	1,094	1,097
Regulatory assets	684	774
Other current assets	66	90
Total current assets	4,193	4,506

Property, plant, and equipment
Completed plant	46,087	45,917
Less accumulated depreciation	(22,472)	(22,169)
Net completed plant	23,615	23,748
Construction in progress	5,034	4,768
Nuclear fuel	1,197	1,176
Capital leases	33	35
Total property, plant, and equipment, net	29,879	29,727

Investment funds	1,489	1,465

Regulatory and other long-term assets
Regulatory assets	10,850	11,127
Other long-term assets	522	509
Total regulatory and other long-term assets	11,372	11,636

Total assets	$46,933	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2012	September 30, 2012
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,491	$1,922
Environmental cleanup costs - Kingston ash spill	127	126
Accrued interest	368	376
Current portion of leaseback obligations	439	443
Current portion of energy prepayment obligations	101	102
Regulatory liabilities	194	191
Short-term debt, net	1,000	1,507
Current maturities of power bonds	2,324	2,308
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	6,057	6,988

Other liabilities
Post-retirement and post-employment benefit obligations	6,286	6,279
Asset retirement obligations	3,291	3,289
Other long-term liabilities	2,532	2,680
Leaseback obligations	760	760
Energy prepayment obligations	485	510
Environmental cleanup costs - Kingston ash spill	117	143
Regulatory liabilities	99	109
Total other liabilities	13,570	13,770

Long-term debt, net
Long-term power bonds, net	21,222	20,269
Long-term debt of variable interest entities	981	981
Total long-term debt, net	22,203	21,250

Total liabilities	41,830	42,008

Proprietary capital
Power program appropriation investment	283	288
Power program retained earnings	4,249	4,492
Total power program proprietary capital	4,532	4,780
Nonpower programs appropriation investment, net	617	620
Accumulated other comprehensive income (loss)	(46)	(74)
Total proprietary capital	5,103	5,326

Total liabilities and proprietary capital	$46,933	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the three months ended December 31
 (in millions)

	2012	2011
Cash flows from operating activities
Net income (loss)	$(245)	$(173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	438	446
Amortization of nuclear fuel cost	51	67
Non-cash retirement benefit expense	152	152
Prepayment credits applied to revenue	(26)	(26)
Fuel cost adjustment deferral	53	86
Fuel cost tax equivalents	3	10
Environmental cleanup costs – Kingston ash spill – non cash	18	18
Changes in current assets and liabilities
Accounts receivable, net	237	334
Inventories and other, net	18	(315)
Accounts payable and accrued liabilities	(390)	(258)
Accrued interest	(8)	(51)
Environmental cleanup costs – Kingston ash spill, net	(25)	(25)
Other, net	(19)	(8)
Net cash provided by operating activities	257	257
Cash flows from investing activities
Construction expenditures	(576)	(661)
Nuclear fuel expenditures	(74)	(165)
Loans and other receivables
Advances	(4)	—
Repayments	2	4
Net cash used in investing activities	(652)	(822)
Cash flows from financing activities
Long-term debt
Issues of power bonds	975	—
Redemptions and repurchases of power bonds	(11)	(19)
Short-term debt issues (redemptions), net	(507)	303
Payments on leases and leasebacks	(6)	(6)
Financing costs, net	(5)	—
Payments to U.S. Treasury	(6)	(7)
Other, net	(1)	—
Net cash provided by financing activities	439	271
Net change in cash and cash equivalents	44	(294)
Cash and cash equivalents at beginning of period	868	507
Cash and cash equivalents at end of period	$912	$213
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended December 31, 2012, and 2011
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income(Loss)	Total
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(170)	(3)	—	(173)
Total other comprehensive income (loss)	—	—	—	45	45
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at December 31, 2011 (unaudited)	$303	$4,257	$627	$(93)	$5,094

Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(242)	(3)	—	(245)
Total other comprehensive income (loss)	—	—	—	28	28
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at December 31, 2012 (unaudited)	$283	$4,249	$617	$(46)	$5,103
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

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2013, 2012, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferrals of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2012, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2012 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included.

The accompanying consolidated interim financial statements include the accounts of TVA and two variable interest entities ("VIEs"), created in January 2012, of which TVA is the primary beneficiary. See Note 7. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are deemed critical either when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. In the Cash flows from operating activities section of the Statements of Cash Flows, $23 million previously reported as changes in Other, net for the three months ended December 31, 2011, was reclassified as Inventory and other, net.

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

The allowance for uncollectible accounts was $5 million and $7 million at December 31, 2012 and September 30, 2012, respectively, for accounts receivable. Additionally, loans receivable of $80 million and $76 million at December 31, 2012 and September 30, 2012, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $11 million and $12 million, respectively.

2.  Impact of New Accounting Standards and Interpretations

Comprehensive Income.  In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance that requires adjustments to the presentation of TVA's financial information.  The guidance eliminated the option to report comprehensive income and its components in the statement of changes in proprietary capital. The guidance required the presentation of net income and other comprehensive income in either one continuous statement or in two separate but consecutive statements. TVA chose the two statement approach. These changes became effective for TVA on October 1, 2012. The adoption of this guidance did not have an impact on TVA's financial condition, results of operations, or cash flows.

The following accounting standard has been issued, but as of December 31, 2012, was not effective and had not been adopted by TVA.

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

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2012	At September 30, 2012
Power receivables	$1,359	$1,585
Other receivables	72	88
Allowance for uncollectible accounts	(5)	(7)
Accounts receivable, net	$1,426	$1,666

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2012	At September 30, 2012
Materials and supplies inventory	$608	$605
Fuel inventory	504	508
Emission allowance inventory	13	12
Allowance for inventory obsolescence	(31)	(28)
Inventories, net	$1,094	$1,097

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2012	At September 30, 2012
EnergyRight® receivables	$117	$115
Coal contract derivative assets	97	107
Loans and other long-term receivables, net	80	76
Currency swap asset	34	21
Other	194	190
Total other long-term assets	$522	$509

TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The loans receivable, and the associated obligation to purchase those loans, are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated obligation to purchase those loans are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  At December 31, 2012, the carrying amount of the loans receivable, net of discount, was approximately $152 million.  The carrying amount of the associated obligation to purchase those loans was approximately $187 million.

6.  Regulatory Assets and Liabilities

Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferrals of gains that will be credited to customers in future periods.  Components of regulatory assets and regulatory liabilities are summarized in the table below.

Regulatory Assets and Liabilities
	At December 31, 2012	At September 30, 2012
Current regulatory assets
Unrealized losses on commodity derivatives	$274	$310
Deferred nuclear generating units	237	237
Environmental agreements	87	87
Environmental cleanup costs - Kingston ash spill	72	72
Fuel cost adjustment receivable	14	68
Total current regulatory assets	684	774

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,427	5,517
Unrealized losses on interest rate derivatives	1,218	1,332
Nuclear decommissioning costs	927	914
Environmental cleanup costs - Kingston ash spill	779	797
Construction costs	619	619
Non-nuclear decommissioning costs	563	550
Deferred nuclear generating units	414	473
Unrealized losses on commodity derivatives	317	335
Environmental agreements	237	237
Other non-current regulatory assets	349	353
Total non-current regulatory assets	10,850	11,127
Total regulatory assets	$11,534	$11,901

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$177	$173
Unrealized gains on commodity derivatives	17	18
Total current regulatory liabilities	194	191

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	99	109
Total non-current regulatory liabilities	99	109
Total regulatory liabilities	$293	$300

7.  Variable Interest Entities

On January 17, 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined-Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined-Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income or expenses of Holdco are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests mirror those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed on January 17, 2012 by TVA. The JSCCG notes are secured by TVA’s lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA’s lease payments to JSCCG are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays the administrative or miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business conduct, and credit and financial support of JSCCG and Holdco, TVA is deemed to have a variable interest in each of these entities. Accordingly, TVA performs continual qualitative evaluations regarding which interest holders have the power to direct the activities that most significantly impact the economic performance of the entities and have the obligation to absorb losses or receive benefits that could be significant to the entities. The evaluations consider the purpose and design of the businesses, the risks that the businesses were designed to create and pass along to other entities, the activities of the businesses that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the businesses. TVA has the power to direct the activities of an entity when it has the ability to make key operating, investing and financing decisions, including, but not limited to, capital investment and the issuance or redemption of debt. Based on its analysis, TVA has determined that it is the primary beneficiary of JSCCG and Holdco and, as such, is required to account for the VIEs on a consolidated basis. Holdco’s membership interests in JSCCG are eliminated in consolidation.

The financial statement items attributable to carrying amounts and classifications of JSCCG and Holdco as reflected in the Consolidated Balance Sheets are as follows:

JSCCG and Holdco Summary of Impact on Consolidated Balance Sheets
	At December 31, 2012	At September 30, 2012
Current liabilities
Accrued interest	$22	$10
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	35	23
Long-term debt, net
Long-term debt of variable interest entities	981	981
Total long-term debt, net	981	981
Total liabilities	$1,016	$1,004

JSCCG’s and Holdco’s creditors do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to JSCCG or Holdco other than as prescribed in the terms of the agreements related to this transaction.

8.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  In November 2012, the Environmental Protection Agency ("EPA") and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program. TVA estimates that the physical cleanup work (final removal) will be completed in the first quarter of 2015.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.

Claims and Litigation

See Note 17 — Legal Proceedings Related to the Kingston Ash Spill and Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through December 31, 2012, totaled $881 million.  The remaining estimated liability at December 31, 2012, was $244 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in a June 2010 TDEC order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the consolidated financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the dredge cell closure costs are also excluded from the estimate, as they are included in the non-nuclear asset retirement obligations ("ARO") liability.

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

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 17 — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2012	At September 30, 2012
Interest rate swap liabilities	$1,609	$1,723
Environmental agreements liability	237	237
Coal contract derivative liabilities	189	205
EnergyRight® purchase obligation	150	148
Commodity swap derivative liabilities	50	59
Currency swap liabilities	34	54
Other	263	254
Total other long-term liabilities	$2,532	$2,680

TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program. TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of December 31, 2012, the carrying amount of the associated obligation to purchase those loans was approximately $187 million, of which $37 million is current and included in Accounts payable and accrued liabilities. See Note 5.

10.  Asset Retirement Obligations

During the three months ended December 31, 2012, TVA's total ARO liability increased $37 million. The increase resulted primarily from accretion. This item was partially offset by ash area settlement projects that were conducted during the three months ended December 31, 2012. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $10 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2012	$2,208	$1,081	$3,289
Settlements (ash storage areas)	—	(7)	(7)
Accretion (recorded as regulatory asset)	30	14	44
Balance at December 31, 2012	$2,238	$1,088	$3,326	*

Note
* The current portion of ARO in the amount of $35 million is included in Accounts payable and accrued liabilities.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2012, and September 30, 2012, consisted of the following:

Debt Outstanding
	At December 31, 2012	At September 30, 2012
Short-term debt
Short-term debt, net	$1,000	$1,507
Current maturities of long-term debt of variable interest entities	13	13
Current maturities of power bonds	2,324	2,308
Total current debt outstanding, net	3,337	3,828
Long-term debt
Long-term debt of variable interest entities	981	981
Long-term power bonds	21,307	20,330
Unamortized discounts, premiums and other	(85)	(61)
Total long-term debt, net	22,203	21,250
Total outstanding debt	$25,540	$25,078

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2012, to December 31, 2012.

Debt Securities Activity
	Date	Amount	Interest Rate

Issues
2012 Series B(1)	December 2012	$1,000	3.50%
Discount on debt issues		$(25)
Total long-term debt issuances		$975

Redemptions/Maturities(2)
2009 Series A	November 2012	$2	2.25%
2009 Series B	December 2012	1	3.77%
electronotes®	First Quarter 2013	8	4.91%
Total redemptions/maturities		$11

Notes
(1) The 2012 Series B bonds were issued at 97.49 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2013 with a maturity date of September 30, 2013. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2012 or September 30, 2012.

            TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. The $0.5 billion credit facility matures on January 14, 2014, one $1.0 billion credit facility matures on June 25, 2017, and the other $1.0 billion credit facility matures on December 13, 2017. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt. At December 31, 2012, there were $1.1 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

12.  Leaseback Obligations

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At December 31, 2012, and September 30, 2012, the outstanding leaseback obligations, related to CTs and QTE, were $824 million and $825 million, respectively.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined-cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time, and for any reason, until the earlier of the date long-term operational and power sales arrangements are in place or April 23, 2013, to require TVA to buy back Seven States's interest in the facility.  TVA will buy back Seven States's interest if long-term operational and power sales arrangements for the facility among TVA, Seven States, and SSSL, or alternative arrangements, are not in place by April 23, 2013.  TVA's buy-back obligation will terminate if such long-term arrangements are in place by that date.  In the event of a buy-back, TVA will re-acquire Seven States's interest in the facility and the related assets.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $375 million at December 31, 2012, and $378 million at September 30, 2012.  As of December 31, 2012, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets. See Note 7 for a discussion of the lease purchase arrangement involving the John Sevier CCF.

13.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2012	2011
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$33	$42

Notes
(1) Mark-to-Market ("MtM")
(2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2012	2011
Currency swaps	$(5)	$3

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended December 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2012	2011
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.(2)	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	(7)

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(45)	(56)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2012, and 2011.
(2) Generally, TVA maintains a level of discount notes equal to or greater than the notional amount of the interest rate swaps. However, in December 2012, TVA issued $1.0 billion of long-term Bonds in anticipation of 2013 maturities. As a result, TVA paid down discount notes which caused the discount note balance outstanding at December 31, 2012 to be below the notional amount of the interest rate swaps. There is no statement of operations impact of this due to the use of regulatory accounting for these items.

Mark-to-Market Values of TVA Derivatives
	At December 31, 2012		At September 30, 2012
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(15)	Other long-term liabilities	$(23)	Other long-term liabilities
£250 million Sterling	34	Other long-term assets	21	Other long-term assets
£150 million Sterling	(19)	Other long-term liabilities	(31)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,167)	Other long-term liabilities	(1,247)	Other long-term liabilities
$476 million notional	(424)	Other long-term liabilities	(458)	Other long-term liabilities
$42 million notional	(18)	Other long-term liabilities	(18)	Other long-term liabilities
Commodity contract derivatives	(224)	Other long-term assets $97; Other current assets $14; Other long-term liabilities $(189); Accounts payable and accrued liabilities $(146)	(267)	Other long-term assets $107; Other current assets $12; Other long-term liabilities $(205); Accounts payable and accrued liabilities $(181)
Derivatives under FTP
Margin cash account(1)	15	Other current assets	43	Other current assets
Derivatives under FTP(2)	(240)	Other long-term assets $1; Other current assets $(121); Other long-term liabilities $(50); Accounts payable and accrued liabilities $(70)	(229)	Other long-term assets $2; Other current assets $(104); Other long-term liabilities $(60); Accounts payable and accrued liabilities $(67)

Notes
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table.
(2)  The December 31, 2012, and September 30, 2012 balances in the Derivatives Under Financial Trading Program table show all open derivative positions in the FTP.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2012:

Currency Swaps Outstanding At December 31, 2012
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  In March 2012, the counterparty to TVA's only outstanding swaption agreement exercised its option to enter into an interest rate swap with TVA, effective April 15, 2012, requiring TVA to make fixed-rate payments to the counterparty of 8.25 percent and the counterparty to make floating rate payments to TVA based on LIBOR until April 15, 2042. These payments are based on a notional principal amount of $1.0 billion and began on July 15, 2012.

TVA uses regulatory accounting treatment to defer the MtM gains and losses on the interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations.

For the three months ended December 31, 2012 and 2011, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $114 million and $(4) million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts. At December 31, 2012, and September 30, 2012, TVA's coal contract derivatives had net market values of $(224) million and $(267) million, respectively, which TVA deferred as regulatory assets or liabilities on a gross basis.  At December 31, 2012, TVA's coal contract derivatives had terms of up to five years. At December 31, 2012, and September 30, 2012, TVA's natural gas derivative contracts had total market values of less than $1 million. At December 31, 2012, these natural gas derivative contracts had terms of up to three years.

Commodity Contract Derivatives
	At December 31, 2012			At September 30, 2012
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	21	48 million tons	$(224)	23	46 million tons	$(267)
Natural gas contract derivatives	25	55 million mmBtu	$—	25	51 million mmBtu	$—

Derivatives Under FTP. TVA has an FTP under which it purchases and sells futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At December 31, 2012, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil and crude oil. All futures contracts and option contracts under the FTP have expired. Swap contracts under the FTP had remaining terms of six years or less.

Derivatives Under Financial Trading Program
	At December 31, 2012		At September 30, 2012
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	237,485,000	(241)	294,462,500	(232)
Option contracts	—	—	—	—
Natural gas financial positions	237,485,000	$(241)	294,462,500	$(232)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,349,000	1	1,390,000	4
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	1,349,000	$1	1,390,000	$4

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	—	—	—	—
Option contracts	—	—	—	—
Coal financial positions	—	$—	—	$—

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(14) million at December 31, 2012, and $(21) million at September 30, 2012. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At December 31, 2012	At September 30, 2012

Natural gas	$(241)	$(232)
Fuel oil/crude oil	1	4

FTP Realized Gains (Losses)

	For the Three Months Ended December 31
(Increase) decrease in fuel expense	2012	2011

Natural gas	$(28)	$—
Fuel oil/crude oil	2	5
Coal	(1)	—

FTP Realized Gains (Losses)

	For the Three Months Ended December 31
(Increase) decrease in purchased power expense	2012	2011

Natural gas	$(19)	$(61)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 14 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At December 31, 2012, and September 30, 2012, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2012, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at December 31, 2012, under these arrangements was $1.1 billion, for which TVA had posted $1.1 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from two municipal and cooperative customers that represented 18 percent of total outstanding accounts receivable at December 31, 2012. TVA had concentrations of accounts receivable from three municipal and cooperative customers that represented 26 percent of total outstanding accounts receivable at September 30, 2012. Power sales to TVA's largest directly served industrial customer represented six percent of TVA's total operating revenues for the three months ended December 31, 2012.  This customer's senior unsecured credit ratings are currently CC by S&P and Caa2 by Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At December 31, 2012, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  At

December 31, 2012, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 13 different suppliers at December 31, 2012.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  The supplier's senior secured credit rating are currently D by S&P.  The supplier reached a forbearance agreement with its lenders that expires on February 15, 2013. S&P considers this to be a default under their criteria even though the supplier continues to perform under the Power Purchase Agreement with TVA. As a result of its credit ratings, the supplier has provided credit assurance to TVA under the terms of its agreement.

The senior unsecured credit ratings of TVA's largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently CC by S&P and Caa2 by Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's

Consolidated Balance Sheet as of December 31, 2012, and Consolidated Statements of Changes in Proprietary Capital for the three months ended December 31, 2012. Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At December 31, 2012, Investment funds were composed of $1.5 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service ("IRS") rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers. Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trust ("REIT") securities, and cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $208 million at December 31, 2012.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART and SERP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be liquidated at the measurement date NAV and are classified as Level 2 valuations. Required notification periods range from zero to 30 days. The funds can be redeemed unless doing so would violate regulations to which the fund is subject, would be unreasonable or impracticable, or would be seriously prejudicial to the fund.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended December 31
	Financial Statement Presentation	2012	2011

SERP	Other income (expense)	$—	$1
NDT	Regulatory asset	13	58
ART	Regulatory asset	4	9

Currency and Interest Rate Swaps

See Note 13 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency swaps and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

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

See Note 13 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA's FTP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment ("CVA"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $46 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2012.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012, and September 30, 2012. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2012
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$135	$—	$—	$—	$135
Debt securities
U.S. government corporations and agencies	74	97	—	—	171
Corporate debt securities	—	207	—	—	207
Residential mortgage-backed securities	—	12	—	—	12
Commercial mortgage-backed securities	—	15	—	—	15
Collateralized debt obligations	—	14	—	—	14
Private partnerships	—	—	66	—	66
Commingled funds(2)
Equity security commingled funds	—	657	—	—	657
Debt security commingled funds	—	211	—	—	211
Total investments	209	1,213	66	—	1,488
Currency swaps	—	34	—	—	34
Commodity contract derivatives	—	—	111	—	111
Commodity derivatives under FTP
Swap contracts	—	124	—	(120)	4

Total	$209	$1,371	$177	$(120)	$1,637

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	—	34	—	—	34
Interest rate swaps	—	1,609	—	—	1,609
Commodity contract derivatives	—	—	335	—	335
Commodity derivatives under FTP
Swap contracts	—	364	—	(120)	244

Total	$—	$2,007	$335	$(120)	$2,222

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

Fair Value Measurements At September 30, 2012
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$173	$—	$—	$—	$173
Debt securities
U.S. government corporations and agencies	59	103	—	—	162
Corporate debt securities	—	197	—	—	197
Residential mortgage-backed securities	—	20	—	—	20
Commercial mortgage-backed securities	—	6	—	—	6
Collateralized debt obligations	—	12	—	—	12
Private partnerships	—	—	53	—	53
Commingled funds(2)
Equity security commingled funds	—	657	—	—	657
Debt security commingled funds	—	182	—	—	182
Total investments	232	1,177	53	—	1,462
Currency swaps	—	21	—	—	21
Commodity contract derivatives	—	—	119	—	119
Commodity derivatives under FTP
Swap contracts	—	123	—	(115)	8

Total	$232	$1,321	$172	$(115)	$1,610

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	—	54	—	—	54
Interest rate swaps	—	1,723	—	—	1,723
Commodity contract derivatives	—	—	386	—	386
Commodity derivatives under FTP
Swap contracts	—	351	—	(115)	236

Total	$—	$2,128	$386	$(115)	$2,399

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs For the Three Months Ended December 31
	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption
Balance at September 30, 2011	$22	$239	$(1,077)
Purchases	6	—	—
Issuances	—	—	—
Sales	(1)	—	—
Settlements	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	1	(235)	(51)
Balance at December 31, 2011	$28	$4	$(1,128)

Balance at September 30, 2012	$53	$(267)	$—
Purchases	12	—	—
Issuances	—	—	—
Sales	(1)	—	—
Settlements	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	43	—
Balance at December 31, 2012	$66	$(224)	$—

TVA has used interest rate swaption agreements in the past to protect against decreases in the value of embedded call provisions on certain of its Bond issues. A swaption is a derivative instrument that grants a third party the right to enter into a receive fixed/pay variable interest rate swap agreement with TVA based on the interest rate of the underlying Bond issue. In
March 2012, the counterparty to TVA's only outstanding interest rate swaption agreement exercised its option to enter into an interest rate swap agreement, effective April 15, 2012. In association with exercising its option to enter into the interest rate swap with TVA, the counterparty was required to pay TVA $60 million on the effective date of the transaction. The net deferred unrealized gains and losses on the interest rate swaption were assigned to the resulting interest rate swap upon the effective date of the exercise.

Prior to its conversion to an interest rate swap, the swaption was classified as a Level 3 valuation and was valued based on an income approach. The valuation was computed using a broker-provided pricing model utilizing interest and volatility rates. While most of the fair value measurement was based on observable inputs, volatility for TVA's swaption was generally unobservable. Therefore, the valuation was derived from an observable volatility measure with adjustments.

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three months ended December 31, 2012. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31 2012	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$111	Discounted cash flow	Credit risk	28.6%	*

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.75 - $86.83/ton
Liabilities
Commodity contract derivatives	$335	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.75 - $86.83/ton

* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market values of the financial instruments held at December 31, 2012, and September 30, 2012, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2012, and September 30, 2012, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2012		At September 30, 2012
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$152	$152	$150	$150

Loans and other long-term receivables, net	Level 2	$80	$73	$76	$70

EnergyRight® purchase obligation (including current portion)	Level 2	$187	$215	$185	$209

Long-term outstanding power bonds (including current maturities), net	Level 2	$23,546	$28,990	$22,577	$28,041

Long-term debt of variable interest entities (including current maturities)	Level 2	$994	$1,122	$994	$1,116

Due to the short-term maturity of Cash and cash equivalents, Restricted cash and investments, and Short-term debt, net, each considered a Level 1 valuation classification, the carrying amounts of these instruments approximate their fair values.

The fair values of the EnergyRight® Solutions receivables and loans and other long-term receivables are estimated by determining the present values of future cash flows using discount rates equal to lending rates for similar loans made to borrowers with similar credit ratings and similar remaining maturities, where applicable.

The fair value of the long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date. The fair values of the EnergyRight® Solutions purchase obligation and other long-term debt are estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended December 31
	2012	2011
External services	$7	$4
Interest income	6	2
Gains (losses) on investments	1	1
Miscellaneous	1	2
Total other income (expense), net	$15	$9

16.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of certain retirees' medical coverage, other postemployment benefits, such as workers' compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2012, and 2011, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Service cost	$34	$35	$5	$5
Interest cost	123	122	9	9
Expected return on plan assets	(109)	(109)	—	—
Amortization of prior service cost	(6)	(6)	(2)	(2)
Recognized net actuarial loss	90	90	7	7
Total net periodic benefit cost recognized	$132	$132	$19	$19

During the three months ended December 31, 2012, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $15 million and $13 million for other benefit costs during the three months ended December 31, 2012, and 2011, respectively. Net amounts deferred as regulatory assets, due to actions of the TVA Board, include amounts that have been deemed probable of recovery in future rates.

17.  Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $351 million of potential losses with respect to Legal Proceedings at December 31, 2012.  Of this amount, $237 million is included in Other long-term liabilities, $104 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses in excess of the established accruals, but no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, a Federal Facilities Compliance Agreement with the EPA and a consent decree with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for sulfur dioxide ("SO2") and nitrogen oxides ("NOx"), (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most existing and possible claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Some possible claims for sulfuric acid mist and greenhouse gas ("GHG") emissions can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA’s coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the December 31, 2012 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, with the costs charged to expense as they are collected in rates.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier CAA permit is expected to be narrowed in scope.

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

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 ("Phase I trial"). Plaintiffs in the 56 remaining cases have agreed to be bound by the Phase I trial record and decision. In August 2012, the court issued its Phase I decision, finding that certain actions by TVA contributed to the ash spill. On November 20, 2012, the court ordered the parties to participate in mediation within 120 days of the issuance of the order. If the case is not resolved through mediation, the case will proceed to the damages phase ("Phase II") trial, during which the individual plaintiffs must prove both that they incurred damages and that the ash spill was the cause of the damages. The date for the Phase II trial has not yet been set.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System ("TVARS") filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board.  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for cost of living adjustment ("COLA") benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that TVA's actions violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  In July 2010, TVA moved to intervene in the suit in the event it was not dismissed.  In September 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs' claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation that will likely take a significant amount of time to complete. The mediation began in September 2012 and is taking place over a series of meetings.

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

Case Involving the Nuclear Regulatory Commission ("NRC") Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established and has been a key component of the NRC licensing activities since 1984. The most recent update provided that the permanent repository would be available when necessary and that spent fuel could be stored for 60 years after a plant's license terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support it with an adequate National Environmental Policy Act review and the NRC did not evaluate what would happen if the repository was never built.

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (a) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (b) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Nuclear Plant ("Watts Bar") Unit 2 and Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision and all pending contentions concerning the WCD are being held in abeyance pending NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. The NRC has decided to support the update of its WCD with an Environmental Impact Statement and has started this process to address the WCD matters.

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

Administrative Proceedings Regarding Watts Bar Unit 2.  In July 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Unit 2.  In November 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one contention, leaving one aquatic impact contention.  In November 2011, TVA filed a motion for summary disposition, arguing that additional aquatic studies conducted by

TVA indicate there is no longer a genuine issue of material fact in connection with SACE's remaining aquatic impact contention.  SACE and the NRC staff filed their answers to the motion in December 2011; SACE opposed TVA's motion while the NRC staff supported it.  In March 2012, the ASLB denied TVA's motion. TVA anticipates that a hearing on the matter will likely be held in the latter part of 2013.

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. Similarly, this contention is being held in abeyance pursuant to the August NRC Order.

John Sevier Fossil Plant Clean Air Act Permit. In September 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the Clean Air Act ("CAA") permit issued to TVA for operation of the John Sevier Fossil Plant ("John Sevier"). Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration ("PSD") requirements for SO2 and NOx. The CAA permit, issued by TDEC, remains in effect pending the disposition of the petition. The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements.

Kingston NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Water Quality, Oil, and Gas Board ("TN Board").  In addition to its allegation that Tennessee violated the Clean Water Act by failing to set specific limits on certain toxic discharges, the Sierra Club alleges that no discharges from the pond infrastructure should be allowed because zero-discharge scrubbers exist.  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  The matter was set for a hearing before the TN Board in February 2011, but has since been stayed by agreement of the parties.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  Petitioners' motion for summary judgment was denied, but TVA and TDEC appealed two findings in the decision denying summary judgment to TN Board. This appeal was scheduled to be heard by the TWQCB in January 2013, but was removed from the agenda by order of another administrative law judge. There is some uncertainty about the procedural status of this case, but it is scheduled to be presented to TN Board in February 2013 for a full hearing on the merits.

Johnsonville Fossil Plant NPDES Permit Administrative Appeal.  SACE and TCWN filed a challenge to the NPDES permit for the Johnsonville Fossil Plant in March 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted in August 2011. The matter has not yet been given a hearing date before the TN Board.

John Sevier Fossil Plant NPDES Permit Administrative Appeal.  SACE and TCWN filed a challenge to the NPDES permit for John Sevier in May 2011.  TDEC is the defendant in the challenge.  TVA's motion to intervene was granted in August 2011. The matter has not yet been given a hearing date before the TN Board.

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for the Gallatin Fossil Plant in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Administrative discovery is underway.

Petitions Resulting from Japanese Nuclear Events. As a result of events that occurred at the Fukushima Daiichi Nuclear Power Plant in March 2011, petitions have been filed with the NRC which could impact TVA's nuclear program. While some petitions have been dismissed after review, petitions that remain open include the following:

•
Petition to Immediately Suspend the Operating Licenses of GE BWR Mark I Units Pending the Full NRC Review With Independent Expert and Public Participation From Affected Emergency Planning Zone Communities

Beyond Nuclear filed a petition in April 2011, requesting that the NRC take emergency enforcement action against all nuclear reactor licensees that operate units that use the General Electric Mark I BWR design. TVA uses this design at Browns Ferry Nuclear Plant ("Browns Ferry") Units 1, 2, and 3. The petition requests the NRC to take several actions, including the suspension of the operating licenses at the affected nuclear units, including Browns Ferry, until several milestones have been met. In December 2011, the NRC provided its initial response to the petition. The NRC accepted five specific requests that would apply directly or indirectly to Browns Ferry, including issues relating to spent fuel pool use and location, Mark I containment hardened vent systems and design, and backup electrical power. Each of these items was accepted for further investigation, but the requests for immediate action were rejected. The NRC has not yet rendered a decision regarding the petition.

•	Twelve separate petitions on various issues

In August 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 2.206 Petition. The NRC has not yet rendered a decision regarding the petition.

•
Petition Pursuant to 10 CFR 2.206 - Demand For Information Regarding Compliance with 10 CFR 50, Appendix A, General Design Criterion 44, Cooling Water, and 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants

A petition was filed by the Union of Concerned Scientists in July 2011, requesting that a demand for information be issued for affected licensees, including TVA with regards to Browns Ferry, describing how the facilities comply with General Design Criterion 44, Cooling Water, within Appendix A to 10 CFR Part 50, and with 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants, for all applicable design and licensing bases events. The NRC has not yet rendered a decision regarding the petition.

18.  Subsequent Event

Bond Redemption

                On January 15, 2013, TVA redeemed all of its 2008 5.00 percent electronotes® due December 15, 2028, CUSIP number 88059TEK3.  The notes were redeemed at 100 percent of par value for a total of $17 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”).

Executive Overview

TVA had a net loss of $245 million for the three months ended December 31, 2012, compared with a net loss of $173 million for the same period of 2011. Sales during the three months ended December 31, 2012 and 2011, were relatively flat, varying less than one percent. Total operating revenues for 2013 are on plan.

Operating and maintenance expense increased four percent during the three months ended December 31, 2012 compared to the same period of 2011, primarily due to three nuclear refueling outages in the fall of 2012. The Sequoyah Nuclear Plant ("Sequoyah") Unit 2 refueling outage included 51 days to replace steam generators. The outage, which lasted a total of 83 days, ended January 6, 2013. Because of these outages, nuclear generation was 28 percent lower during the three months ended December 31, 2012 compared with the three months ended December 31, 2011. Customer demand was met by increased coal-fired and gas-fired generation.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three months ended December 31, 2012, and 2011:

Sales of Electricity (millions of kWh)
	Three Months Ended December 31
	2012	2011	Change	Percent Change
Municipalities and cooperatives	30,662	30,475	187	0.6%
Industries directly served	7,555	8,026	(471)	(5.9)%
Federal agencies and other	896	527	369	70.0%
Total sales of electricity	39,113	39,028	85	0.2%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2012	Normal(1)	Percent Variation	2011	Normal(1)	Percent Variation	2012	2011	Percent Change
Heating Degree Days
Three months ended December 31	1,215	1,302	(6.7)%	1,170	1,302	(10.1)%	1,215	1,170	3.8%

Cooling Degree Days
Three months ended December 31	33	67	(50.7)%	46	67	(31.3)%	33	46	(28.3)%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity increased 85 million kilowatt hours ("kWh") for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, primarily due to an increase in federal agencies and other and demand by municipalities and cooperatives.  The increase in federal agencies and other was attributed to higher off-system sales, as TVA had excess generation available for resale.  An increase in demand by municipalities and cooperatives was largely the result of the milder than normal weather during the three months ended December 31, 2011, as compared to the relatively normal weather during the three months ended December 31, 2012.  Heating degree days were seven percent below normal during the three months ended December 31, 2012, compared to 10 percent below normal during the three months ended December 31, 2011.  The customers of municipalities and cooperatives are largely residential and commercial customers whose usage of electricity is typically more temperature-sensitive than that of industrial customers. These increases were partially offset by decreased demand from industries directly served, primarily by TVA's largest directly served industrial customer.

Financial Results

The following table compares operating results for the three months ended December 31, 2012, and 2011:

Summary Consolidated Statements of Operations
	Three Months Ended December 31
	2012	2011	Percent Change
Operating revenues	$2,579	$2,568	0.4%
Operating expenses	2,523	2,431	3.8%
Operating income	56	137	(59.1)%
Other income, net	15	9	66.7%
Interest expense, net	316	319	(0.9)%
Net income (loss)	$(245)	$(173)	41.6%

Operating Revenues.  Operating revenues for the three months ended December 31, 2012, and 2011, consisted of the following:

Operating Revenues
	Three Months Ended December 31
	2012	2011	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,188	$2,144	2.1%
Industries directly served	322	367	(12.3)%
Federal agencies and other	39	29	34.5%
Total sales of electricity	2,549	2,540	0.4%
Other revenue	30	28	7.1%
Total operating revenues	$2,579	$2,568	0.4%

Operating revenues increased $11 million in the three months ended December 31, 2012, compared to the three months ended December 31, 2011, due to the following:

Base revenue	$(85)
Fuel cost recovery	82
Other	14
Total	$11

Operating revenues increased $11 million for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. The change was primarily due to an $82 million increase in fuel cost recovery and $14 million increase in other revenue sources. Partially offsetting these increases was an $85 million decrease in base revenue. Of the $82 million increase in fuel cost recovery, $89 million was due to higher fuel rates, partially offset by a $7 million decrease in sales of electricity. Of the $85 million decrease in base revenue, $25 million was largely driven by a decrease in sales to TVA's largest directly served industrial customer. The decrease in base revenue was also attributable to $21 million in reductions to the overall effective base rates charged to distributors as a result of a change in distributor wholesale rate elections (see below).

In August 2010, the TVA Board approved the implementation of a new wholesale rate structure. That structure provided for two wholesale rate options, a default time-of-use ("TOU") option and a seasonal demand and energy ("SDE") option. The SDE option was to serve as an interim transition rate and terminate in September 2012. Based on customer request for additional optionality, the TVA Board approved two additional wholesale structures for distributor consideration: a modified time-of-use ("MTOU") and a modified seasonal demand and energy ("MSDE") structure. The proposed options were designed to better align wholesale rates with TVA’s underlying cost to provide service. TVA allowed distributors to elect one of these wholesale rate structures and make retail adjustments consistent with their wholesale elections. Distributor elections went into effect October 1, 2012, as follows: 142 chose the MTOU structure, six chose the default TOU structure, and seven chose the MSDE structure. As expected, aligning rates with the cost of service reduced overall effective base rates during transition and winter months, in comparison to the same period of 2011, and will produce higher revenues during the summer months.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expenses for the three months ended December 31, 2012, and 2011, consisted of the following:

Operating Expenses
	Three Months Ended December 31
	2012	2011	Percent Change
Fuel	$794	$640	24.1%
Purchased power	245	319	(23.2)%
Operating and maintenance	919	880	4.4%
Depreciation and amortization	428	441	(2.9)%
Tax equivalents	137	151	(9.3)%
Total operating expenses	$2,523	$2,431	3.8%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power (millions of kWh)
	Three Months Ended December 31
	2012		2011
Coal-fired	17,655	44%	12,469	31%
Nuclear	10,588	27%	14,677	37%
Hydroelectric	3,413	8%	3,977	10%
Natural gas and/or oil-fired	3,810	10%	2,993	8%
Renewable resources (non-hydro)	7	—%	4	—%
Total TVA-operated generation facilities	35,473	89%	34,120	86%
Purchased power	4,298	11%	5,605	14%
Total power supply	39,771	100%	39,725	100%

Fuel expense increased $154 million during the three months ended December 31, 2012, as compared to the same period of the prior year, primarily due to the utilization of more expensive generation resources. During the three month period ended December 31, 2012, TVA experienced three nuclear refueling outages and a steam generator replacement project at Sequoyah, compared to no nuclear refueling outages during the same period of the prior year, which resulted in nuclear generation being 28 percent lower in the three months ended December 31, 2012 than in the three months ended December 31, 2011. A 42 percent increase in coal-fired generation and a 27 percent increase in gas-fired generation, which are more expensive generation resources than nuclear generation, offset the decrease in nuclear generation and were the main contributors to the increase in fuel expense.

Purchased power expense decreased $74 million during the three months ended December 31, 2012, as compared to the same period of the prior year, primarily due to a 22 percent decrease in the volume of power purchased. The decrease in the volume of power purchased was primarily a result of TVA using its own sources of generation as opposed to purchasing power. This reduced purchased power expense by $71 million.

Most of the operating expenses associated with Fuel expense and Purchased power expense, including realized gains and losses relating to fuel commodity hedging transactions under TVA's Financial Trading Program ("FTP"), see Note 13 —

Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP, are recovered through the fuel cost recovery mechanism while all other operating costs, including certain non-eligible fuel costs ("Non-eligible Fuel Costs"), are recovered through base rates. (References to Fuel expense and Purchased power expense recovered by the fuel cost recovery mechanism do not refer to the recovery of the Non-eligible Fuel Costs, which are recovered in base rates.) The fuel cost recovery mechanism adjustment provides a means to regularly adjust the fuel portion of the rate in order to reflect changing fuel and purchased power costs. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost recovery mechanism adjustment. The difference resulting from this lag is recorded as a regulatory asset or liability and represents overcollected revenues (regulatory liabilities) or undercollected revenues (regulatory assets). As a result, fuel expenses are matched to the related revenues. Non-eligible Fuel Costs for the three months ended December 31, 2012, were $94 million and for the three months ended December 31, 2011, were $105 million.

Operating and maintenance expense increased by $39 million for the three months ended December 31, 2012, compared to the same period of the prior year.  The increase is primarily attributable to an increase in nuclear refueling outage expense of $111 million.  There were three nuclear refueling outages during the three months ended December 31, 2012 compared to none for the same period of the prior year. This increase was partially offset by a $49 million decrease in coal-fired operation outage and project expenses.  In the three months ended December 31, 2012, there were 63 percent fewer planned outage days for coal-fired units as compared to the same period of the prior year.  Additionally, with the idling of eight units at the Johnsonville Fossil Plant and the Widows Creek Fossil Plant in 2012, coal-fired routine maintenance decreased $18 million in the three months ended December 31, 2012, compared to the same period of the prior year.

Depreciation and amortization expense decreased $13 million for the three months ended December 31, 2012, compared to the same period of the prior year, primarily due to a decrease in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Several coal-fired units were idled in 2012, which resulted in accelerated depreciation of $42 million for the three months ended December 31, 2011, compared to $28 million of accelerated depreciation for the three months ended December 31, 2012 on the remaining coal-fired units to be idled.

Tax equivalents expense decreased $14 million in the three months ended December 31, 2012, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2012, and 2011, were as follows:

Interest Expense
	Three Months Ended December 31
	2012	2011	Percent Change
Interest Expense(1)
Interest expense	$355	$358	(0.8)%
Allowance for funds used during construction and nuclear fuel expenditures	(39)	(39)	—%
Net interest expense	$316	$319	(0.9)%

	2012	2011	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.757%	5.754%	0.1%
Long-term debt of variable interest entities	4.875%	N/A	N/A
Discount notes	0.119%	0.001%	11,800.0%
Blended	5.412%	5.651%	(4.2)%	(3)

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods depicted and interest expense for those periods.
(3) While the average interest rates increased for the long-term outstanding power bonds and the discount notes, the impact of adding the long-term debt of variable interest entities to the blended rate calculation drove down the blended rate in the three months ended December 31, 2012.

Net interest expense decreased $3 million for the three months ended December 31, 2012 as compared to the same period of the prior year. This was primarily attributable to a decrease in interest expense of $23 million as a result of a decrease in the average balance of long-term debt. This was partially offset by a $20 million increase in interest expense primarily due to the financing of the John Sevier Combined-Cycle Facility ("John Sevier CCF"). See Note 7.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs, as well as to pay scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States ("U.S.") Treasury, three revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time.  Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (such as the lease-purchase transaction involving the John Sevier CCF), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  Capital spending needs could be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. In addition to power bonds and discount notes, TVA had outstanding at December 31, 2012, the long-term debt of two variable interest entities. See Lease Financing below.

On November 15, 2012, TVA redeemed all of its 2008 5.25 percent electronotes® due November 15, 2028, for a total of $7 million, and on January 15, 2013, TVA redeemed all of its 2008 5.00 percent electronotes® due December 15, 2028 for a total of $17 million. Both series of electronotes® were redeemed at 100 percent of their par value. Also, on November 15, 2012, $1 million of TVA's 2009 2.65 percent electronotes matured. TVA issued $1.0 billion of 2012 Series B 3.50 percent Global Power Bonds maturing December 15, 2042 on December 21, 2012. The bonds pay interest semi-annually on each June 15 and December 15 beginning June 15, 2013. The bonds are not subject to redemption prior to maturity.

TVA uses proceeds from the issuance of discount notes, in addition to other sources of liquidity, to fund short-term cash needs and scheduled maturities of long-term debt.  The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31 2012	For the three months ended December 31 2012	At December 31 2011	For the three months ended December 31 2011
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,000	$1,378	$785	$444
Weighted Average Interest Rate
Discount Notes	0.077%	0.119%	0.000%	0.001%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,900	N/A	$785

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2013 with a maturity date of September 30, 2013. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2012. The availability of this credit facility may be impacted by how the U.S. government resolves the situation of reaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. See Note 11 — Credit Facility Agreements. The following table provides additional information regarding these facilities.

Summary of Long-Term Credit Facilities At December 31, 2012 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
January 2014	$0.5	$0.5	$—	$—
June 2017	1.0	0.6	—	0.4
December 2017	1.0	—	—	1.0
	$2.5	$1.1	$—	$1.4

The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt.  TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit.  This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt.  At December 31, 2012, there were $1.1 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

Lease Financing. On January 17, 2012, TVA entered into a $1.0 billion lease financing arrangement with John Sevier Combined-Cycle Generation LLC ("JSCCG") for the completion and lease of John Sevier CCF. As part of the arrangement, JSCCG issued $900 million of secured notes and $100 million of membership interests subject to mandatory redemption. The membership interests in JSCCG were funded by John Sevier Holdco LLC ("Holdco") with proceeds from a $100 million secured notes issuance. TVA received approximately $970 million from the transaction, and used the proceeds to meet its requirements under the TVA Act. JSCCG deposited approximately $30 million with a lease indenture trustee to fund the first payments due on its secured notes and membership interests in July 2012. TVA has determined that JSCCG and Holdco are variable interest entities of which TVA is the primary beneficiary and, as such, TVA is required to account for the entities on a consolidated basis. See Note 7.

TVA may seek to enter into similar arrangements for other assets in the future, potentially including assets under construction. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the three months ended December 31, 2012, and 2011, follows:

Summary Cash Flows
	For the three months ended December 31
	2012	2011
Cash provided by (used in):
Operating activities	$257	$257
Investing activities	(652)	(822)
Financing activities	439	271
Net increase (decrease) in cash and cash equivalents	$44	$(294)

Operating Activities. Net cash flows provided by operating activities for the three months ended December 31, 2012, remained consistent with the same period during the prior year despite the increase in net loss from $173 million for the three months ended December 31, 2011 to a net loss of $245 million for the three months ended December 31, 2012.

The additional net loss was offset by an increase in cash flows related to working capital activities, including a $333 million increase in changes in Inventories and other current assets, driven by increased nuclear outages and a change in gas price economics. Rising gas prices and nuclear unavailability resulted in coal-fired generation being the most economical source of power. As a result, coal inventories that had been built up during the prior year were used. Additionally, the rising market prices of natural gas also decreased TVA's required posting of collateral cash associated with the commodity hedges.

These changes in Inventories and other current assets were partially offset by a $132 million increase in the change in Accounts payable and accrued liabilities. This change related primarily to the timing of payroll and fewer coal-fired outages and project expenses in the three months ended December 31, 2012 compared to the same period in the prior year.

Investing Activities. The majority of TVA's investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades to maintain reliability. Net cash flows used in investing activities decreased $170 million for the three months ended December 31, 2012, compared to the same period in the prior year. This change is primarily due to the timing and prioritization of capital projects and purchasing nuclear fuel in advance during the three months ended December 31, 2011, for the nuclear outages that were scheduled in CY 2012, three of which occurred in the three months ended December 31, 2012.

Financing Activities. Net cash flows provided by financing activities increased $168 million in the three months ended December 31, 2012 compared to the same period in the prior year due to the $1 billion issuance of long-term debt in December 2012 and the use of the proceeds to fund short-term discount notes maturities (see Liquidity and Capital Resources). TVA is electing to maintain a higher cash balance in 2013 than 2012 due to current market conditions, low interest rates, and upcoming maturities of long-term debt.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of December 31, 2012, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Debt(2)	$3,320	$32	$1,032	$32	$1,555	$18,614	$24,585
Interest payments relating to debt	909	1,188	1,187	1,142	1,128	19,080	24,634
Debt of VIEs	13	13	14	15	16	923	994
Interest payments relating to debt of VIEs	48	48	47	46	46	716	951
Lease obligations
Capital	1	2	2	2	2	24	33
Non-cancelable operating	41	36	26	25	25	112	265
Purchase obligations
Power	155	203	205	218	223	3,620	4,624
Fuel	1,202	1,184	1,118	706	394	2,466	7,070
Other	168	177	133	131	133	1,213	1,955
Environmental Agreements	87	87	150	—	—	—	324
Litigation settlements	8	8	1	—	—	—	17
Environmental cleanup costs-Kingston ash spill	101	104	39	—	—	—	244
Payments on other financings	485	100	104	104	104	505	1,402
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	10	—	—	—	—	30
Return on Power Program Appropriation Investment	6	8	8	8	8	101	139
Total	$6,564	$3,200	$4,066	$2,429	$3,634	$47,374	$67,267

Notes
(1) Period January 1 – September 30, 2013
(2) Does not include noncash items of foreign currency exchange loss of $46 million and net discount on sale of Bonds of $85 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Energy Prepayment Obligations	$76	$100	$100	$100	$100	$110	$586

Note
(1)  Period January 1 - September 30, 2013

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  At December 31, 2012, the carrying amount of the loans receivable, net of discount, was approximately $152 million.  Such amounts are not reflected in the Commitments and Contingencies table above. The carrying amount of the associated obligation to purchase those loans was approximately $187 million.

Liquidity Challenges Related to Generation Resources

Nuclear Regulatory Commission Safety Improvements Orders and Other Guidance. On March 9, 2012, the Nuclear Regulatory Commission ("NRC") issued three new safety orders stemming from lessons learned from the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"). The orders include the development of strategies for responding to an interruption of off-site power, the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and the installation of more robust containment venting systems to prevent containment failure due to over-pressurization. The orders dealing with the loss of off-site power and monitoring spent fuel pools will apply to every nuclear reactor in the U.S. The order requiring more robust containment venting systems applies only to certain U.S. boiling water reactors, including the Browns Ferry Nuclear Plant ("Browns Ferry"). These reactors are required to improve their containment venting systems to prevent over-pressurization due to the build-up of non-condensable gases such as hydrogen. Containment over-pressurization occurred at Fukushima resulting in the uncontrolled release of gases, such as hydrogen, which caused major explosions in three of the affected units. Licensees have until December 2016 or until the second refueling outage after submittal of implementation plans (with plans to be submitted in February 2013), whichever is earlier, to fully implement the requirements of these three orders. TVA's implementation of the requirements of the orders will vary from plant to plant due to the timing of the scheduled refueling outages at each plant. In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning. Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 is required to comply with the two other orders, as currently issued, prior to issuance of its operating license. At this time TVA is not able to predict the final outcome of these requirements or the associated costs. However, these amounts could be significant. The orders and requests for information represent the Tier 1 issues associated with Fukushima. There are additional issues in Tiers 2 and 3 that may prompt future regulatory action.

Since the Fukushima events, the NRC has also issued additional detailed guidance on the expected response capability to be developed by each nuclear plant site. The Nuclear Energy Institute ("NEI") has also provided guidance that has been adopted by the NRC. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in the NRC orders and subsequent NRC and NEI guidance for its plants, which are being incorporated into the construction plans for Watts Bar Unit 2. Based on the current known scope of the Fukushima response requirements and the established TVA schedule, resolution of the identified issues is expected to be completed by the fourth quarter of CY 2014. However, on-going studies related to flooding and seismic events may result in additional scope that may impact the overall Fukushima response schedule. These studies are expected to be concluded in CY 2013.

Watts Bar Nuclear Plant Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board of Directors (the "TVA Board") in April 2012.  The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion, and although the revision to the construction schedule estimated completion between September 2015 and June 2016, construction is expected to be completed by December 2015. Regulatory and licensing issues remain as primary risks for the project.  The risks include compliance with the NRC requirements resulting from the Fukushima events; resolution of the NRC's Waste Confidence Decision relating to the potential environmental impacts of storage of spent fuel at each reactor site; and resolution of an aquatic contention in an ongoing contested licensing proceeding.  The current construction permit expires in March 2013.  An extension to the permit has been requested and by regulation, work is allowed to proceed.  An extended permit is expected in the summer of 2013.

Other Liquidity Challenges

Complying with current and future environmental laws and regulations could require significant expenditures by TVA. For information about TVA's estimates on potential projects related to environmental laws and regulations, see Environmental Matters — Estimated Required Environmental Expenditures.  In addition, for information about other initiatives that may cause liquidity challenges, see 2013 Key Initiatives and Challenges.

According to statements made by nationally recognized credit rating agencies, the credit ratings of the United States government remain under negative pressure despite recent legislative developments, and additional fiscal measures may be needed to improve the outlook on the government's bond ratings. Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. Additionally, TVA may be impacted by how the U.S. government resolves the situation of reaching its debt limit.

2013 Key Initiatives and Challenges

Generation Resources

TVA faces potentially large capital requirements to maintain its power system infrastructure and invest in new power assets, including generation assets using cleaner energy sources.

Nuclear Generation. TVA's nuclear fleet faces certain risks due to the cost and timing of newly required regulatory actions related to lessons learned from the Fukushima events and other guidance. These required actions and other risks may impact the completion of Watts Bar Unit 2. See Liquidity and Capital Resources — Liquidity Challenges Related to Generation Resources — Nuclear Regulatory Commission Safety Improvement Orders and Other Guidance.

Browns Ferry continues to operate under a heightened degree of the NRC oversight. The NRC's principal inspection to address TVA's actions in response to the 2011 red finding is anticipated in the first half of CY 2013. The inspection will look at the entire range of programs, processes, and procedures in place for operating, maintaining, designing, and modifying Browns Ferry. See Regulatory Compliance — Browns Ferry.

During the summer of 2012, Cooling Tower 3 at Browns Ferry partially collapsed and Cooling Tower 5 was inspected and subsequently condemned.  Replacement towers are not expected to be available until sometime during the fourth quarter of 2013. Although the other five cooling towers at Browns Ferry should be available for 2013, Browns Ferry may experience some curtailment of generation due to hydrothermal issues during the summer of 2013.

On January 15, 2013, TVA submitted the license renewal application to the NRC for Sequoyah Units 1 and 2.  If approved, the operating licenses for both units would be extended by an additional 20 years, to 2040 for Unit 1 and 2041 for Unit 2. The NRC's review of the applications may take up to three years.  It is possible that the approval of the license renewal applications could be impacted by the NRC’s consideration of industry-wide issues, such as revisions to the Waste Confidence Decision, finalization of regulations in response to Fukushima events and other guidance.

Coal-Fired Units. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”). See Note 17 — Environmental Agreements. Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. Consistent with the Environmental Agreements, Units 1 and 2 at the John Sevier Fossil Plant ("John Sevier") were retired on December 31, 2012. The remaining two units at John Sevier were idled on December 31, 2012.

On December 21, 2012, in accordance with the requirements in the Environmental Agreements, TVA notified the EPA of its decision regarding options for Units 3 and 4 at John Sevier and Unit 5 at Colbert Fossil Plant ("Colbert"). TVA elected to retire John Sevier Units 3 and 4 by December 31, 2015 and to remove Colbert Unit 5 from service effective December 31, 2015. Additionally, TVA provided notice that it will locate a Particulate Matter Continuous Emissions Monitor ("PM CEM") on the common stack for Shawnee Fossil Plant Units 6-10 in lieu of installing the PM CEM at Colbert Unit 5 which will be removed from service.

Due to the age, lower capacity, and lower efficiency of TVA's older coal-fired units, it may not be economical to continue to operate some units in the future, particularly if new environmental laws or regulations become effective. However, discontinuing the use of some coal-fired units may be constrained by transmission reinforcement that will be required before the units are taken out of service. TVA is also planning to convert all of its wet CCR facilities to dry collection facilities, and the estimated cost of this conversion is between $1.5 billion and $2.0 billion.

Status of Other Generation Units. TVA had several hydroelectric and combustion turbine units removed from service as of December 31, 2012.

Inspections of the turbines in the four units of the Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") during 2012 found cracking in the rotor poles and the rotor rims. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, the Raccoon Mountain units were taken out of service. The units, with a net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power.  Raccoon Mountain Unit 2 returned to limited service with a partially restacked rotor in October 2012, but was taken out of service again on January 3, 2013, due to a failed rotor pole clamp. The unit has been disassembled and a root cause analysis is being conducted. Due to the damage to Unit 2 and the extended schedule to repair it and return to service, Unit 3 will be repaired ahead of schedule and returned to limited service with a partially restacked rotor in February 2013. All units are expected to be returned to service in the 2013-2014 timeframe. TVA is dispatching generation from other TVA units and purchasing power if needed to compensate for the loss in generating capacity.

Effective May 1, 2012, four simple cycle-combustion turbine units at TVA's Allen Fossil Plant ("Allen"), with a total net summer capability of 64 MW, and two simple cycle-combustion turbine units at the Gallatin Fossil Plant ("Gallatin"), with a total net summer capability of 144 MW, were designated as temporarily unavailable for operation until repairs have been performed.  The two Gallatin units are expected to be operational in the second quarter of 2013. Restoration projects to return the Allen units to active service are being planned for the fall of 2013 through the spring of 2014.

River System Operations. Conventional hydroelectric generation decreased 17 percent in the three months ended
December 31, 2012, as compared to the same period of the prior year, primarily due to a 36 percent decrease in rainfall and a 52 percent decrease in runoff within the eastern Tennessee River Basin.  Conventional hydroelectric generation was 94 percent of normal for the first quarter of 2013, while rainfall and runoff were both 81 percent of normal.

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

In February 2012, the NRC conducted a key additional inspection that evaluated TVA's ability to identify and correct plant and performance problems at Browns Ferry. During the inspection, the NRC identified one potentially "greater than green" violation of the NRC requirements. The violation involved concerns regarding training provided to plant operators associated with new fire protection procedures. In August 2012, the NRC determined that the violation represented a concern of low to moderate ("white") safety significance. The NRC inspected TVA's corrective actions to this issue in October 2012, and subsequently closed this concern.

As a result of challenges with the performance of a key safety system (high pressure coolant injection ("HPCI")) on Browns Ferry Unit 1, the related NRC Reactor Oversight Process Performance Indicator entered the “white” performance band. As a result, the NRC conducted a satisfactory supplemental inspection regarding this finding in October 2012. It is currently expected that this indicator may not exit the white band until mid-CY 2013.

Additionally, because of three unplanned reactor shutdowns at Browns Ferry Unit 3 at the end of the spring 2012 refueling outage, the related NRC Reactor Oversight Process Performance Indicators entered the "white" performance band. The NRC inspected TVA's corrective actions for  this issue in November 2012. The NRC issued an inspection report on November 30, 2012 and concluded that TVA had adequately completed a root cause analysis of the issue and had identified appropriate corrective actions to prevent recurrence of the issue.

In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance to support the NRC's supplemental inspections of Browns Ferry related to the 2011 red finding. TVA noted that while much improvement remains to be realized, there are initial indications that improvement is occurring. TVA anticipates that the NRC will conduct a significant inspection of Browns Ferry's improvement progress starting in the second quarter of CY 2013. The TVA Board has approved up to $138 million through 2015 to accelerate improvements in Browns Ferry's performance and reliability.

In October 2012, the Institute of Nuclear Power Operations ("INPO") Accrediting Board of the National Academy of Nuclear Training renewed accreditation for Browns Ferry’s training programs for chemistry technicians, radiation protection technicians, instrumentation and controls, and electrical and mechanical maintenance.  However, the INPO Board placed the engineering training program on probation.  A recovery plan is being developed to get the engineering training program off of probation by April 2013.  The cost of recovery is not expected to be material.

Hydrology Issues.  Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" assumptions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely and not cause failure of these dams. Due to the possibility that overtopping could occur at several dams, TVA implemented interim dam modifications in the first quarter of 2010 by installing engineered, interconnected, fabric-lined containers filled with compacted crushed stone to protect four upstream dams from embankment overtopping. TVA has prepared an Environmental Impact Statement in accordance with the National Environmental Policy Act to identify permanent solutions.

In June 2012, TVA committed to the NRC to make a series of near-term and longer-term improvements to reduce flooding concerns, including equipment failure at Watts Bar and Sequoyah. These improvements are in addition to the interim dam modifications described above. The near-term improvements involve the construction of flood barriers around specific components or buildings at the plants. The longer-term solutions may involve permanent modifications to several upstream dams or other engineering solutions.  Any specific improvements will be identified after the completion of necessary environmental reviews discussed above.  The costs associated with the potential improvements to the plants and the dams are still unknown but could be significant.

As discussed above under Liquidity and Capital Resources — Liquidity Challenges Related to Generation Resources — Nuclear Regulatory Commission Safety Improvement Orders and Other Guidance, the NRC has issued requests for information from U.S. nuclear operators regarding flood risks. In response to this request, TVA is performing additional hydrological analyses. The results of these analyses and the NRC's response to the information could identify the need for additional modifications.

The NRC is reviewing flood protection and mitigation strategies at all of TVA's nuclear sites. The NRC inspections are ongoing and TVA provided additional information to the NRC regarding this topic at two public meetings in the first quarter of 2013.

As a result of the update to TVA's hydrology model, TVA is performing additional hydrological assessments at all of its other dams.  The total financial impact of permanent modifications to any additional dams identified as a result of the assessment is being evaluated and should be completed by 2015, and these amounts could be significant.

Kingston Fossil Plant.  In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies. TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical. In November 2012, the EPA and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program.  TVA estimates that the physical cleanup work (final removal) will be completed in the first quarter of 2015. A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.  See Note 8.

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

Based on TVA’s continuous monitoring and analysis, TVA believes the dam is safe at this time.  Additional engineering analyses to determine the cause of the movement have been completed.  TVA has determined that the static stability of the dam should be increased for normal operations. Remediation is underway and should be completed by the end of the second quarter of 2013.  The analysis to bring the dam up to current industry standards for seismic qualifications remains to be completed. There may or may not be any modifications necessary as a result of the additional analysis.

Future Workforce Needs and Development

Although TVA has traditionally experienced low employee turnover, potential future risks exist because of retirements and competition for talent among utility companies. Personnel with nuclear expertise, skills related to construction and installation of new environmental controls, and experience with energy efficiency and demand response initiatives, are limited. To ensure that TVA can continue to attract and retain a skilled workforce needed to achieve its vision, TVA revised and implemented an agency wide workforce planning program in 2012.

Other Nuclear Initiatives

In November 2012, the Department of Energy ("DOE") announced a grant award to Babcock & Wilcox ("B&W"), in conjunction with TVA and Bechtel, for small modular reactor ("SMR") development. The SMR would have a scalable, modular design allowing utilities to add electrical generation capacity in increments of 360 MW.  The proposed site for the reactor is TVA’s Clinch River site near the DOE’s Oak Ridge, Tennessee reservation. DOE will invest up to half of the total cost for design, certification, and licensing with the project's industry partners matching this investment by at least one-to-one. The specific total will be negotiated between DOE and B&W.  TVA is preparing the application and site characterization work is under way as part of license application preparation, which should be submitted to the NRC in 2015.

Customers/Counterparties Risk

United States Enrichment Corporation. TVA extended its power contract with United States Enrichment Corporation ("USEC"), a subsidiary of USEC, Inc., its largest directly served customer, in May 2012.  Power sales under the contract are scheduled to continue through May 31, 2013.  Power sales to USEC represented five percent and four percent of TVA's total operating revenues for the years ended September 30, 2012, and 2011, respectively. See Note 13 — Counterparty Credit Risk.

USEC is also a supplier of enrichment services for uranium for fueling TVA's nuclear units through November 2014.  USEC is, among others, a participant in a high assay tails (depleted uranium hexafluoride) enrichment program.  This tails enrichment program may allow USEC to extend its enrichment operations through May 31, 2013.  In May 2012, TVA contracted with Energy Northwest, a participant in the program, to buy a substantial portion of the program's output in the form of enrichment services and uranium hexafluoride. Should USEC fail to provide enrichment services, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the liquid market for nuclear fuel.

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

NAAQS for Particulate Matter

On December 14, 2012, the EPA issued the final rule for the National Ambient Air Quality Standards ("NAAQS") for particulate matter ("PM"), lowering the annual PM 2.5 (fine particulate) standard from 15 to 12 micrograms per cubic meter.  The daily PM 2.5 standard and the daily PM 10 (coarse particulate) standard remain at 35 and 150 micrograms per cubic meter, respectively. The EPA is expected to issue yet another revision to the PM standards in the CY 2017-2018 timeframe.

New standards could result in additional requirements on many sources. The EPA is expected to make final designations of non-attainment areas in 2014.  The new, more stringent PM 2.5 standard is expected to be addressed in the rule which the EPA is currently developing to replace the Cross State Air Pollution Rule ("CSAPR"), which was vacated by the U.S. Court of Appeals for the D.C. Circuit in August 2012.  Additional requirements beyond CSAPR revisions are unknown at this time.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At December 31, 2012 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2013+	$13
Coal combustion residual conversion and remediation(3)	2013-2023	$1,381
Proposed clean air projects(4)	2013-2022	$2,240
Clean Water Act requirements(5)	2013-2020	1,224

Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
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
(5)  Includes projects that TVA is currently planning to undertake to comply with a revised or new implemented rule under Section 316(b) of the
Clean Water Act and the EPA's revised steam effluent guidelines

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $351 million with respect to Legal Proceedings as of December 31, 2012. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2012, TVA had no off-balance sheet arrangements.

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

New Accounting Standards and Interpretations

For a discussion of TVA’s new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

William D. Johnson began serving as TVA's President and Chief Executive Officer on January 1, 2013.

The United States Senate on January 1, 2013, confirmed the nominations of V. Lynn Evans, Peter Mahurin, Michael McWherter, and Joe Ritch to serve on the TVA Board of Directors (the "TVA Board"). These individuals became members of the Board after the Presidential commissioning, and certain administrative matters were completed and they were sworn in.

Ms. Evans of Memphis, Tennessee, age 59, has been the owner of V. Lynn Evans, CPA, a certified public accounting and consulting firm in Memphis, Tennessee, since 1983. Ms. Evans was a board member of Memphis Light, Gas, and Water Division, a TVA distributor customer, from 2004 to January 2013, and served as Chair from 2008 to 2009. She has been a director of community-based First Alliance Bank in Memphis, Tennessee, since its inception in 1998, holding various positions, including Chair of the audit committee and loan committee member. Ms. Evans has also served in leadership positions in a number of community organizations, including as a board member of ArtsMemphis from 1995 to 2008, Community Foundation of Greater Memphis from 1995 to 2004 and from 2006 to present, the RISE Foundation from 1997 to 2007, and the Women's Foundation for a Greater Memphis from 1999 to 2001. Ms. Evans is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants (Memphis Chapter). Ms. Evans was sworn in on January 16, 2013, and her term will expire May 18, 2017.

Mr. Mahurin, of Bowling Green, Kentucky, age 74, has been Chairman of Hilliard Lyons Financial Services, a financial services firm based in Louisville, Kentucky, since 2008. Mr. Mahurin has worked for Hilliard Lyons in various capacities since 1968. Mr. Mahurin has been a director of Houchens Industries, Inc., a diversified conglomerate based in Bowling Green, Kentucky, since 1992; Gray Construction, an engineering, design and construction company based in Lexington, Kentucky, since 2007; Albany Bancorp, Inc., a bank holding company based in Albany, Kentucky, since 1992; First Cecelia Bancorp, a bank holding company based in Cecilia, Kentucky, since 1997; and Jackson Financial, a bank holding company based in Mayfield, Kentucky, since 2007. He is also a board member of the Governor Scholars of Kentucky. Mr. Mahurin was sworn in on January 16, 2013, and his term will expire May 18, 2016.

Mr. McWherter of Jackson, Tennessee, age 56, has been the owner and president of Central Distributors, Inc., and Volunteer Distributing, both Tennessee-based beverage distribution companies, since 1989 and 1986, respectively. He has been a director of First State Bank, a bank holding company in Union City, Tennessee, since 2002, and served as Chairman from 2007 to 2009. He served as Chairman of the Bank Audit Committee from 2007 to 2009. He served as a director of the Jackson Energy Authority, a TVA distributor customer, from 2007 to January 2013. Mr. McWherter has also served in leadership positions in a number of community organizations, including as a board member of the Tennessee Performing Arts Center from 1988 to 1995, a director of the Jackson Chamber of Commerce from 1990 to 1996, a director of the Nashville Arts Council from 1982 to 1985, and a member of the Tennessee Executive Residence Preservation Foundation Board from 2002 to 2010. Mr. McWherter was sworn in on January 10, 2013, and his term will expire May 18, 2016.

Mr. Ritch of Huntsville, Alabama, age 62, has been an attorney at the Sirote & Permutt, PC law firm in Huntsville, Alabama, since 1982. He has been a director of Axometrics, which designs and manufactures Mueller Matrix polarization testing for LCD panels, since 2004. He has also served as Chairman of the Tennessee Valley Base Realignment and Closure Committee since 1994, as Co-Chairman of the Tennessee Valley Growth Coordination Group since 2008, and as a board member of the Von Braun Center for Innovative Science since 2006. He was a member of the University of Alabama Board of Trustees from 2005 to 2011. Mr. Ritch was sworn in on January 11, 2013, and his term will expire May 18, 2016.

The service of Dr. Marilyn A. Brown and Bishop William H. Graves as members of the TVA Board ended January 3, 2013, with the adjournment of the second session of the 112th Congress. Their terms of office, which began in 2008 for Bishop Graves and 2010 for Dr. Brown, expired May 18, 2012. Because successors had not taken office, the TVA Act permitted them to continue to serve as Directors until the end of the session of Congress in which their terms expired.

Other Matters

TVA does not engage, and does not control any entity that is engaged, in any activity listed under Section 13(r) of the Exchange Act, which requires certain issuers to disclose certain activities relating to Iran involving the issuer and its affiliates.  Based on information supplied by each such person, none of TVA's directors and executive officers, are involved in any such activities.  While TVA is an agency and instrumentality of the United States of America, TVA does not believe its disclosure obligations, if any, under Section 13(r), extend to the activities of any other departments, divisions or agencies of the United States.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 13 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2012.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

10.1
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, among TVA, Royal Bank of Canada, as Administrative Agent and Letter of Credit Issuer, Royal Bank of Canada, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon, as Administrative Agent and Letter of Credit Issuer, The Bank of New York Mellon, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	February 4, 2013		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson_
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III_____________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, among TVA, Royal Bank of Canada, as Administrative Agent and Letter of Credit Issuer, Royal Bank of Canada, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon, as Administrative Agent and Letter of Credit Issuer, The Bank of New York Mellon, as a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under this section.