Form 10-Q
period 2013-03-31
Tennessee Valley Authority
filed 2013-05-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	4
FORWARD-LOOKING INFORMATION.........................................................................................................................................	6
GENERAL INFORMATION............................................................................................................................................................	7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	8
Consolidated Statements of Operations (unaudited)............................................................................................................	8
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	8
Consolidated Balance Sheets (unaudited)............................................................................................................................	9
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	11
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	12
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	40
Liquidity and Capital Resources............................................................................................................................................	45
2013 Key Initiatives and Challenges.....................................................................................................................................	51
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	54
Off-Balance Sheet Arrangements.........................................................................................................................................	54
Critical Accounting Policies and Estimates...........................................................................................................................	54
New Accounting Standards and Interpretations....................................................................................................................	54
Corporate Governance..........................................................................................................................................................	54
Other Matters........................................................................................................................................................................	55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	55

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	55
Disclosure Controls and Procedures......................................................................................................................................	55
Changes in Internal Control over Financial Reporting............................................................................................................	55

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	56

ITEM 1A. RISK FACTORS...........................................................................................................................................................	56

ITEM 6. EXHIBITS.......................................................................................................................................................................	57

SIGNATURES...............................................................................................................................................................................	58

EXHIBIT INDEX............................................................................................................................................................................	59

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offer Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter

QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Water Quality, Oil, and Gas Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
The cost of complying with existing and anticipated emissions reduction requirements, which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective and result in their removal from service, perhaps permanently;

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

•	Changes in the economy and volatility in financial markets;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA's assets to operate as planned;

•	Failure of TVA's cyber security program to protect TVA's assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred; and

•	Unforeseeable events.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012
Operating revenues
Sales of electricity	$2,709	$2,569	$5,258	$5,109
Other revenue	32	35	62	63
Total operating revenues	2,741	2,604	5,320	5,172
Operating expenses
Fuel	672	524	1,466	1,164
Purchased power	288	329	533	648
Operating and maintenance	876	863	1,795	1,743
Depreciation and amortization	408	493	836	934
Tax equivalents	136	149	273	300
Total operating expenses	2,380	2,358	4,903	4,789
Operating income	361	246	417	383
Other income (expense), net	11	(14)	26	(5)
Interest expense
Interest expense	359	368	714	726
Allowance for funds used during construction and nuclear fuel expenditures	(41)	(42)	(80)	(81)
Net interest expense	318	326	634	645
Net income (loss)	$54	$(94)	$(191)	$(267)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2013	2012	2013	2012

Net income (loss)	$54	$(94)	$(191)	$(267)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(49)	21	(16)	64
Reclassification to earnings from cash flow hedges	63	(28)	58	(26)
Total other comprehensive income (loss)	$14	$(7)	$42	$38
Total comprehensive income (loss)	$68	$(101)	$(149)	$(229)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	March 31, 2013	September 30, 2012
Current assets	(Unaudited)
Cash and cash equivalents	$919	$868
Restricted cash and investments	—	11
Accounts receivable, net	1,361	1,666
Inventories, net	1,178	1,097
Regulatory assets	584	774
Other current assets	77	90
Total current assets	4,119	4,506

Property, plant, and equipment
Completed plant	46,475	45,917
Less accumulated depreciation	(22,632)	(22,169)
Net completed plant	23,843	23,748
Construction in progress	4,893	4,768
Nuclear fuel	1,280	1,176
Capital leases	31	35
Total property, plant, and equipment, net	30,047	29,727

Investment funds	1,569	1,465

Regulatory and other long-term assets
Regulatory assets	10,352	11,127
Other long-term assets	405	509
Total regulatory and other long-term assets	10,757	11,636

Total assets	$46,492	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2013	September 30, 2012
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,678	$1,922
Environmental cleanup costs - Kingston ash spill	126	126
Accrued interest	398	376
Current portion of leaseback obligations	438	443
Current portion of energy prepayment obligations	100	102
Regulatory liabilities	188	191
Short-term debt, net	2,045	1,507
Current maturities of power bonds	1,242	2,308
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	6,228	6,988

Other liabilities
Post-retirement and post-employment benefit obligations	6,349	6,279
Asset retirement obligations	3,324	3,289
Other long-term liabilities	2,227	2,680
Leaseback obligations	712	760
Energy prepayment obligations	460	510
Environmental cleanup costs - Kingston ash spill	91	143
Regulatory liabilities	3	109
Total other liabilities	13,166	13,770

Long-term debt, net
Long-term power bonds, net	20,959	20,269
Long-term debt of variable interest entities	975	981
Total long-term debt, net	21,934	21,250

Total liabilities	41,328	42,008

Proprietary capital
Power program appropriation investment	278	288
Power program retained earnings	4,302	4,492
Total power program proprietary capital	4,580	4,780
Nonpower programs appropriation investment, net	616	620
Accumulated other comprehensive income (loss)	(32)	(74)
Total proprietary capital	5,164	5,326

Total liabilities and proprietary capital	$46,492	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the six months ended March 31
 (in millions)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(191)	$(267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	857	945
Amortization of nuclear fuel cost	117	130
Non-cash retirement benefit expense	311	304
Prepayment credits applied to revenue	(52)	(53)
Fuel cost adjustment deferral	55	54
Fuel cost tax equivalents	3	16
Environmental cleanup costs – Kingston ash spill – non cash	36	36
Changes in current assets and liabilities
Accounts receivable, net	312	472
Inventories and other, net	(54)	(421)
Accounts payable and accrued liabilities	(171)	(266)
Accrued interest	22	25
Environmental cleanup costs – Kingston ash spill, net	(51)	(58)
Other, net	(46)	(50)
Net cash provided by operating activities	1,148	867
Cash flows from investing activities
Construction expenditures	(996)	(1,143)
Nuclear fuel expenditures	(213)	(225)
Loans and other receivables
Advances	(4)	(2)
Repayments	5	5
Other, net	4	6
Net cash used in investing activities	(1,204)	(1,359)
Cash flows from financing activities
Long-term debt
Issues of power bonds	1,067	69
Issues of variable interest entities	—	1,000
Redemptions and repurchases of power bonds	(1,387)	(125)
Redemptions of variable interest entities	(6)	—
Short-term debt issues (redemptions), net	537	(482)
Payments on leases and leasebacks	(55)	(52)
Financing costs, net	(7)	(10)
Change in restricted cash of variable interest entity	—	(30)
Payments to U.S. Treasury	(13)	(13)
Other, net	(29)	(1)
Net cash provided by financing activities	107	356
Net change in cash and cash equivalents	51	(136)
Cash and cash equivalents at beginning of period	868	507
Cash and cash equivalents at end of period	$919	$371
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended March 31, 2013, and 2012
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011 (unaudited)	$303	$4,257	$627	$(93)	$5,094
Net income (loss)	—	(92)	(2)	—	(94)
Total other comprehensive income (loss)	—	—	—	(7)	(7)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987

Balance at December 31, 2012 (unaudited)	$283	$4,249	$617	$(46)	$5,103
Net income (loss)	—	55	(1)	—	54
Total other comprehensive income (loss)	—	—	—	14	14
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the six months ended March 31, 2013, and 2012
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(262)	(5)	—	(267)
Total other comprehensive income (loss)	—	—	—	38	38
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(10)	$—	—	—	(10)
Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987

Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(187)	(4)	—	(191)
Total other comprehensive income (loss)	—	—	—	42	42
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(10)	—	—	—	(10)
Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164
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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferrals of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  In the event that accounting rules for rate regulation were no longer applicable, TVA would be required to write off its regulatory assets and liabilities, resulting in charges to net income and other comprehensive income.

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2012, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2012 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the interim financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. In the Cash flows from operating activities section of the Consolidated Statements of Cash Flows, $67 million previously reported as changes in Other, net and $(323) million previously reported as changes in Margin cash collateral, net for the six months ended March 31, 2012, were reclassified as Inventory and other, net.

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

The allowance for uncollectible accounts was $4 million and $7 million at March 31, 2013 and September 30, 2012, respectively, for accounts receivable. Additionally, loans receivable of $79 million and $76 million at March 31, 2013 and September 30, 2012, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $11 million and $12 million, respectively.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in future payments to the DOE of as much as $250 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At March 31, 2013, this obligation was $34 million.

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

The following accounting standards have been issued, but as of March 31, 2013, were not effective and had not been adopted by TVA.

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

Comprehensive Income. In February 2013, FASB issued guidance that requires public reporting companies under the Securities Act to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single location. The guidance requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This information may be disclosed either in a single note or parenthetically on the face of the financial statements. If a component is not required to be reclassified to net income in its entirety, companies must cross reference to the related footnote for additional information. These changes will become effective for TVA on October 1, 2013, and will be applied on a prospective basis. This guidance relates solely to enhanced disclosures and will not have an impact on TVA’s financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2013	At September 30, 2012
Power receivables	$1,293	$1,585
Other receivables	72	88
Allowance for uncollectible accounts	(4)	(7)
Accounts receivable, net	$1,361	$1,666

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2013	At September 30, 2012
Materials and supplies inventory	$617	$605
Fuel inventory	578	508
Emission allowance inventory	15	12
Allowance for inventory obsolescence	(32)	(28)
Inventories, net	$1,178	$1,097

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2013	At September 30, 2012
EnergyRight® receivables	$117	$115
Loans and other long-term receivables, net	79	76
Currency swap asset	14	21
Coal contract derivative assets	2	107
Other	193	190
Total other long-term assets	$405	$509

TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The loans receivable, and the associated obligation to purchase those loans, are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated obligation to purchase those loans are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  At March 31, 2013, the carrying amount of the loans receivable, net of discount, was approximately $151 million.  The carrying amount of the associated obligation to purchase those loans was approximately $186 million.

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

Regulatory Assets and Liabilities
	At March 31, 2013	At September 30, 2012
Current regulatory assets
Deferred nuclear generating units	$236	$237
Unrealized losses on commodity derivatives	174	310
Environmental agreements	89	87
Environmental cleanup costs - Kingston ash spill	72	72
Fuel cost adjustment receivable	13	68
Total current regulatory assets	584	774

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,331	5,517
Unrealized losses on interest rate derivatives	1,119	1,332
Nuclear decommissioning costs	890	914
Environmental cleanup costs - Kingston ash spill	756	797
Construction costs	619	619
Non-nuclear decommissioning costs	556	550
Deferred nuclear generating units	354	473
Environmental agreements	226	237
Unrealized losses on commodity derivatives	157	335
Other non-current regulatory assets	344	353
Total non-current regulatory assets	10,352	11,127
Total regulatory assets	$10,936	$11,901

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$177	$173
Unrealized gains on commodity derivatives	11	18
Total current regulatory liabilities	188	191

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	3	109
Total non-current regulatory liabilities	3	109
Total regulatory liabilities	$191	$300

7.  Variable Interest Entities

On January 17, 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income or expenses of Holdco are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed on January 17, 2012. The JSCCG notes are secured by TVA’s lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA’s lease payments to JSCCG are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays the administrative or miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

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

The financial statement items attributable to carrying amounts and classifications of JSCCG and Holdco as reflected in the Consolidated Balance Sheets are as follows:

JSCCG and Holdco Summary of Impact on Consolidated Balance Sheets
	At March 31, 2013	At September 30, 2012
Current liabilities
Accrued interest	$10	$10
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	23	23
Long-term debt, net
Long-term debt of variable interest entities	975	981
Total long-term debt, net	975	981
Total liabilities	$998	$1,004

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through March 31, 2013, totaled $908 million.  The remaining estimated liability at March 31, 2013, was $217 million.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  TVA has received insurance proceeds of $50 million.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 17 — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2013	At September 30, 2012
Interest rate swap liabilities	$1,510	$1,723
Environmental agreements liability	226	237
EnergyRight® purchase obligation	149	148
Currency swap liabilities	63	54
Coal contract derivative liabilities	52	205
Commodity swap derivative liabilities	41	59
Other	186	254
Total other long-term liabilities	$2,227	$2,680

TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program. TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of March 31, 2013, the carrying amount of the associated obligation to purchase those loans was approximately $186 million, of which $37 million is current and included in Accounts payable and accrued liabilities. See Note 5.

10.  Asset Retirement Obligations

During the six months ended March 31, 2013, TVA's total ARO liability increased $66 million. The increase in the liability was partially offset by ash area settlement projects that were conducted during the six months ended March 31, 2013. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $20 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2012	$2,208	$1,081	$3,289
Settlements (ash storage areas)	—	(15)	(15)
Accretion (recorded as regulatory asset)	61	20	81
Balance at March 31, 2013	$2,269	$1,086	$3,355	*

Note
* The current portion of ARO in the amount of $31 million is included in Accounts payable and accrued liabilities.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2013, and September 30, 2012, consisted of the following:

Debt Outstanding
	At March 31, 2013	At September 30, 2012
Short-term debt
Short-term debt, net	$2,045	$1,507
Current maturities of long-term debt of variable interest entities	13	13
Current maturities of power bonds	1,242	2,308
Total current debt outstanding, net	3,300	3,828
Long-term debt
Long-term debt of variable interest entities	975	981
Long-term power bonds	21,042	20,330
Unamortized discounts, premiums and other	(83)	(61)
Total long-term debt, net	21,934	21,250
Total outstanding debt	$25,234	$25,078

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2012, to March 31, 2013.

Debt Securities Activity
	Date	Amount	Interest Rate

Issues
2012 Series B(1)	December 2012	$1,000	3.50%
electronotes®	Second Quarter 2013	92	3.21%
Discount on debt issues		(25)
Total long-term debt issuances		$1,067

Redemptions/Maturities(2)
2009 Series A	November 2012	$2	2.25%
2009 Series B	December 2012	1	3.77%
1998 Series C	March 2013	1,359	6.00%
electronotes®	First Quarter 2013	8	4.91%
electronotes®	Second Quarter 2013	17	4.98%
Total redemptions/maturities		$1,387

Notes
(1) The 2012 Series B bonds were issued at 97.49 percent of par.
(2) All redemptions were at 100 percent of par.

Putable Automatic Rate Reset Securities.  The interest rate on the 1999 Series A Putable Automatic Rate Reset Securities ("1999 Series A Bonds") was reset on May 1, 2013, from 4.15 percent to 3.96 percent.  Because investors have the opportunity to put these securities to TVA in the event of a rate reset, and because the rates met the condition to reset as of March 31, 2013, TVA reclassified the outstanding principal balance of $271 million of 1999 Series A Bonds to current maturities of long-term debt at March 31, 2013.  TVA redeemed $1 million of the 1999 Series A Bonds on May 1, 2013.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2013 with a maturity date of September 30, 2013. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2013 or September 30, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $0.5 billion credit facility matures on April 5, 2018. The $0.5 billion credit facility replaced a previous $0.5 billion credit facility maturing on January 14, 2014.  See Note 18 — Credit Facility. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt. At March 31, 2013, there were $1.1 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

12.  Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2013, and September 30, 2012, the outstanding leaseback obligations, related to CTs and QTE, were $780 million and $825 million, respectively.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined-cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back SSSL's interest in the facility.  The interim period under the joint-ownership arrangements was to expire on April 23, 2013.  On April 18, 2013, TVA and Seven States, through SSSL, agreed to extend the expiration date of the interim joint ownership arrangements to September 5, 2013.  The other material terms and conditions of the arrangements were not changed and remain in full force and effect.  TVA intends to re-acquire SSSL's interest in the facility and the related assets either on or prior to the extended expiration date of September 5, 2013.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $370 million at March 31, 2013, and $378 million at September 30, 2012.  On March 31, 2013, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended March 31		Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2013	2012	2013	2012
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$(49)	$21	$(16)	$64

Notes
(1) Mark-to-Market ("MtM")
(2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended March 31		Amount of Gain (Loss) Reclassified from OCI to Interest Expense Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2013	2012	2013	2012
Currency swaps	$63	$(28)	$58	$(26)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended March 31(1)		Amount of Gain (Loss) Recognized in Income on Derivatives Six Months Ended March 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2013	2012	2013	2012
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	(3)	—	(16)

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(32)	(88)	(77)	(144)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and six months ended March 31, 2013, and 2012.

Mark-to-Market Values of TVA Derivatives
	At March 31, 2013		At September 30, 2012
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(37)	Other long-term liabilities	$(23)	Other long-term liabilities
£250 million Sterling	14	Other long-term assets	21	Other long-term assets
£150 million Sterling	(26)	Other long-term liabilities	(31)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,101)	Other long-term liabilities	(1,247)	Other long-term liabilities
$476 million notional	(393)	Other long-term liabilities	(458)	Other long-term liabilities
$42 million notional	(16)	Other long-term liabilities	(18)	Other long-term liabilities
Commodity contract derivatives	(148)	Other long-term assets $2; Other current assets $5; Other long-term liabilities $(52); Accounts payable and accrued liabilities $(103)	(267)	Other long-term assets $107; Other current assets $12; Other long-term liabilities $(205); Accounts payable and accrued liabilities $(181)
FTP
Margin cash account(1)	19	Other current assets	43	Other current assets
Derivatives under FTP	(161)	Other long-term assets $1; Other current assets $(82); Other long-term liabilities $(41); Accounts payable and accrued liabilities $(39)	(229)	Other long-term assets $2; Other current assets $(104); Other long-term liabilities $(60); Accounts payable and accrued liabilities $(67)

Note
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of March 31, 2013:

Currency Swaps Outstanding At March 31, 2013
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

For the three and six months ended March 31, 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains of $99 million and $213 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts. At March 31, 2013, and September 30, 2012, TVA's coal contract derivatives had net market values of $(148) million and $(267) million, respectively, which TVA deferred as regulatory assets or liabilities on a gross basis.  At March 31, 2013, TVA's coal contract derivatives had terms of up to five years. At March 31, 2013, and September 30, 2012, TVA's natural gas derivative contracts had total market values of less than $1 million. At March 31, 2013, these natural gas derivative contracts had terms of up to two years.

Commodity Contract Derivatives
	At March 31, 2013			At September 30, 2012
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	21	43 million tons	$(148)	23	46 million tons	$(267)
Natural gas contract derivatives	14	45 million mmBtu	$—	25	51 million mmBtu	$—

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

At March 31, 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil and crude oil. All futures contracts and option contracts under the FTP have expired. Swap contracts under the FTP had remaining terms of five years or less.

Derivatives Under Financial Trading Program
	At March 31, 2013		At September 30, 2012
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	195,127,500	(164)	294,462,500	(232)
Option contracts	—	—	—	—
Natural gas financial positions	195,127,500	$(164)	294,462,500	$(232)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,184,000	3	1,390,000	4
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	1,184,000	$3	1,390,000	$4

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	—	—	—	—
Option contracts	—	—	—	—
Coal financial positions	—	$—	—	$—

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(6) million at March 31, 2013, and $(21) million at September 30, 2012. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At March 31, 2013	At September 30, 2012

Natural gas	$(164)	$(232)
Fuel oil/crude oil	3	4

FTP Realized Gains (Losses)

	For the Three Months Ended March 31		For the Six Months Ended March 31
(Increase) decrease in fuel expense	2013	2012	2013	2012

Natural gas	$(20)	$(16)	$(48)	$(16)
Fuel oil/crude oil	—	2	2	7
Coal	—	—	(1)	1

FTP Realized Gains (Losses)

	For the Three Months Ended March 31		For the Six Months Ended March 31
(Increase) decrease in purchased power expense	2013	2012	2013	2012

Natural gas	$(13)	$(74)	$(32)	$(136)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 14 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At March 31, 2013, and September 30, 2012, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2013, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at March 31, 2013, under these arrangements was $1.1 billion, for which TVA had posted $1.1 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's ("S&P") or Moody's Investors Service ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million; and

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative distributor customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from two municipal and cooperative customers that represented 18 percent of total outstanding accounts receivable at March 31, 2013. TVA had concentrations of accounts receivable from three municipal and cooperative customers that represented 26 percent of total outstanding accounts receivable at September 30, 2012. Power sales to TVA's largest directly served industrial customer represented five percent of TVA's total operating revenues for the six months ended March 31, 2013.  This customer's senior unsecured credit ratings are currently rated below investment grade by both S&P and Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At March 31, 2013, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  At

March 31, 2013, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with 11 different suppliers at March 31, 2013.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases all of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

The senior unsecured credit ratings of TVA's largest supplier of uranium enrichment services, which is also TVA's largest industrial customer directly served, are currently rated below investment grade by both S&P and Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Consolidated Balance Sheet as of March 31, 2013, and Consolidated Statements of Changes in Proprietary Capital for the six

months ended March 31, 2013. Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At March 31, 2013, Investment funds were composed of $1.6 billion of securities classified as trading and measured at fair value and $2 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers. Most U.S. and international equities, Treasury inflation-protected securities, real estate investment trust securities, and cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $166 million at March 31, 2013.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended March 31		For the Six Months Ended March 31
	Financial Statement Presentation	2013	2012	2013	2012

SERP	Other income (expense)	$1	$2	$1	$3
NDT	Regulatory asset	36	60	49	118
ART	Regulatory asset	14	15	17	25

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment ("CVA"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $2 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2013.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013, and September 30, 2012. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$146	$—	$—	$—	$146
Debt securities
U.S. government corporations and agencies	68	85	—	—	153
Corporate debt securities	—	241	—	—	241
Residential mortgage-backed securities	—	15	—	—	15
Commercial mortgage-backed securities	—	10	—	—	10
Collateralized debt obligations	—	18	—	—	18
Private partnerships	—	—	137	—	137
Commingled funds(2)
Equity security commingled funds	—	728	—	—	728
Debt security commingled funds	—	119	—	—	119
Total investments	214	1,216	137	—	1,567
Currency swaps	—	14	—	—	14
Commodity contract derivatives	—	—	7	—	7
Commodity derivatives under FTP
Swap contracts	—	97	—	(91)	6

Total	$214	$1,327	$144	$(91)	$1,594

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$63	$—	$—	$63
Interest rate swaps	—	1,510	—	—	1,510
Commodity contract derivatives	—	—	155	—	155
Commodity derivatives under FTP
Swap contracts	—	258	—	(91)	167

Total	$—	$1,831	$155	$(91)	$1,895

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended March 31			For the Six Months Ended March 31
	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption
Balance at beginning of period	$28	$4	$(1,128)	$22	$239	$(1,077)
Purchases	7	—	—	13	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	(1)	—	—
Settlements	—	—	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	1	(315)	135	2	(550)	84
Balance at March 31, 2012	$36	$(311)	$(993)	$36	$(311)	$(993)

Balance at beginning of period	$66	$(224)	$—	$53	$(267)	$—
Purchases	70	—	—	83	—	—
Issuances	—	—	—	—	—	—
Sales	(1)	—	—	(2)	—	—
Settlements	—	—	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	76	—	3	119	—
Balance at March 31, 2013	$137	$(148)	$—	$137	$(148)	$—

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

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the six months ended March 31, 2013. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$7	Discounted cash flow	Credit risk	9.4%	*

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.75 - $86.83/ton
Liabilities
Commodity contract derivatives	$155	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$13.75 - $86.83/ton

* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market values of the financial instruments held at March 31, 2013, and September 30, 2012, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2013, and September 30, 2012, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2013		At September 30, 2012
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$151	$151	$150	$150

Loans and other long-term receivables, net	Level 2	$79	$72	$76	$70

EnergyRight® purchase obligation (including current portion)	Level 2	$186	$213	$185	$209

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,201	$27,172	$22,577	$28,041

Long-term debt of variable interest entities (including current maturities)	Level 2	$988	$1,113	$994	$1,116

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

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended March 31		For the Six Months Ended March 31
	2013	2012	2013	2012
Interest income	$6	$2	$11	$4
External services	4	(1)	11	3
Gains (losses) on investments	2	2	3	4
Miscellaneous	(1)	(17)	1	(16)
Total other income (expense), net	$11	$(14)	$26	$(5)

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2013, and 2012, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$43	$34	$7	$4	$77	$69	$12	$9
Interest cost	111	123	6	9	234	245	15	18
Expected return on plan assets	(105)	(109)	—	—	(214)	(218)	—	—
Amortization of prior service cost	(5)	(6)	(1)	(1)	(11)	(12)	(3)	(3)
Recognized net actuarial loss	98	90	6	8	188	180	13	15
Total net periodic benefit cost recognized	$142	$132	$18	$20	$274	$264	$37	$39

During the six months ended March 31, 2013, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $26 million and $20 million for other benefit costs during the six months ended March 31, 2013, and 2012, respectively.

17.  Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. TVA had accrued approximately $340 million of potential losses with respect to Legal Proceedings at March 31, 2013.  Of this amount, $226 million is included in Other long-term liabilities, $104 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses in excess of the established accruals, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2013 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, with the costs charged to expense as they are collected in rates.

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

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 ("Phase I trial").  Plaintiffs in the 56 remaining cases have agreed to be bound by the Phase I trial record and decision.  In August 2012, the court issued its Phase I decision, finding that certain actions by TVA contributed to the ash spill.  On November 20, 2012, the court ordered the parties to participate in mediation within 120 days of the issuance of the order.  On March 21, 2013, the court extended the mediation period by an additional 120 days.   If the case is not resolved through mediation, the case will proceed to the damages phase ("Phase II") trial, during which the individual plaintiffs must prove both that they incurred damages and that the ash spill was the cause of the damages.  The date for the Phase II trial has not yet been set.

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

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  Petitioners' motion for summary judgment was denied, but TVA and TDEC appealed two findings in the decision denying summary judgment to the TN Board. This appeal was scheduled to be heard in January 2013, but was removed from the agenda by order of another administrative law judge. This case is scheduled for a hearing before the TN Board in May 2013.

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

National Environmental Policy Act Challenge at Gallatin Fossil Plant. In April 2013, the Tennessee Environmental Council, Tennessee Scenic Rivers Association, Sierra Club, and Center for Biological Diversity filed suit in the United States District Court for the Middle District of Tennessee alleging that TVA violated the National Environmental Policy Act ("NEPA") when it decided to install additional emission controls and construct an associated landfill at the Gallatin Fossil Plant. The plaintiffs are asking the court to enjoin TVA from taking any further action relating to these matters pending compliance with NEPA.

18.  Subsequent Events

Bond Issuance

On April 4, 2013, TVA issued $13 million of 3.15 percent electronotes® due April 15, 2033 and callable beginning
April 15, 2017, CUSIP number 88059TFR7. The notes were issued at 100 percent of par value.

Credit Facility

On April 5, 2013, TVA entered into a new $0.5 billion revolving credit facility that matures on April 5, 2018. This credit facility replaces TVA’s previous $0.5 billion credit facility maturing on January 14, 2014. See Note 11.

Bond Redemption

On April 8, 2013, TVA redeemed all of its 2010 4.30 percent electronotes® due March 15, 2025, CUSIP number 88059TEZ0. The notes were redeemed at 100 percent of par value for a total of $22 million.

Putable Automatic Rate Reset Securities

On May 1, 2013, TVA issued notice that the interest rate on the 1998 Series D Putable Automatic Rate Reset Securities ("1998 Series D Bonds") will reset from 4.06 percent to 3.83 percent on June 1, 2013.  In conjunction with the reset, holders of the 1998 Series D Bonds may request redemption of the Bonds at par value through May 22, 2013, for redemption on June 1, 2013.

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

Executive Overview

Weather continued to be the primary driver affecting TVA's sales and results of operations for the periods ended March 31, 2013, as compared with the same periods of 2012. Weather patterns were closer to normal in 2013 as compared to milder weather in 2012 which resulted in higher sales to local power companies that distribute TVA electricity. TVA also continued to increase its off-system sales as a result of having excess generation available for resale during 2013. Sales to industrial customers lagged during the three and six month periods ended March 31, 2013, as compared with the same periods of 2012. Also, sales to TVA's largest directly served customer decreased as the customer continued to curtail operations during the second quarter of 2013.

TVA had net income for the three months ended March 31, 2013 of $54 million and net losses for the six months ended March 31, 2013, of $191 million, as compared with net losses of $94 million and $267 million for the same periods of 2012. Revenues increased primarily due to recovery of fuel costs. Although base revenues were $36 million higher for the three months ended March 31, 2013 as compared to the same period of the prior year, base revenue decreased $49 million for the six months ended March 31, 2013 as compared to the same period of 2012.

Fuel costs increased for the three months and six months ended March 31, 2013, as compared to the same periods of 2012 primarily due to the increase in the market price of natural gas and decreased lower-cost nuclear generation due to planned outages. Greater hydroelectric generation, resulting from increased rainfall and runoff during 2013 as compared to 2012, helped mitigate the increase in fuel costs and the need to purchase power to meet demand.

Although TVA experienced a slight increase in sales of electricity in 2013 as compared to 2012, TVA continues to focus on reducing costs in response to a decline in demand for electricity both regionally and across the United States. By implementing sustainable efficiency efforts to reduce routine operating and maintenance expense, TVA plans to achieve its goal of becoming one of the nation's leading providers of low-cost and cleaner energy by 2020.

TVA continued to experience operational challenges with respect to its generating plants. Browns Ferry Nuclear Plant ("Browns Ferry") is still operating under a heightened degree of oversight by the Nuclear Regulatory Commission ("NRC"). Additionally, TVA continues to work with the NRC to address identified hydrology issues at Watts Bar Nuclear Plant ("Watts Bar") and Sequoyah Nuclear Plant ("Sequoyah"). Longer term, TVA faces challenges related to fluctuating fuel prices and compliance with current and emerging environmental laws and regulations. In order to comply with these laws and regulations, TVA may install clean air equipment on coal-fired units and replace generating capacity of idled coal-fired units with cleaner-emissions nuclear and gas-fired units. Meeting these needs will require significant capital expenditures on TVA's part, but TVA is constrained by the TVA Act which authorizes TVA to issues bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any one time. Without a legislative solution, this limitation may require TVA to seek alternative financing arrangements.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and six months ended March 31, 2013, and 2012:

Sales of Electricity (millions of kWh)
	Three Months Ended March 31				Six Months Ended March 31
	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Municipalities and cooperatives	34,025	31,251	2,774	8.9%	64,687	61,726	2,961	4.8%
Industries directly served	7,447	8,316	(869)	(10.4)%	15,002	16,341	(1,339)	(8.2)%
Federal agencies and other	826	497	329	66.2%	1,722	1,026	696	67.8%
Total sales of electricity	42,298	40,064	2,234	5.6%	81,411	79,093	2,318	2.9%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2013	Normal(1)	Percent Variation	2012	Normal(1)	Percent Variation	2013	2012	Percent Change
Heating Degree Days
Three Months Ended March 31	1,856	1,812	2.4%	1,285	1,833	(29.9)%	1,856	1,285	44.4%
Six Months Ended March 31	3,071	3,115	(1.4)%	2,455	3,136	(21.7)%	3,071	2,455	25.1%

Cooling Degree Days
Three Months Ended March 31	6	12	(50.0)%	72	12	500.0%	6	72	(91.7)%
Six Months Ended March 31	38	79	(51.9)%	118	79	49.4%	38	118	(67.8)%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity increased 2.2 billion kilowatt hours ("kWh") and 2.3 billion kWh for the three and six months ended March 31, 2013, compared to the three and six months ended March 31, 2012, primarily due to an increase in sales to municipalities and cooperatives. Sales to municipalities and cooperatives increased by 2.8 billion kWh for the three months ended March 31, 2013, and increased by 3.0 billion kWh for the six months ended March 31, 2013, as compared to the same periods in 2012. The increases were primarily related to the milder than normal weather for the three and six months ended March 31, 2012, compared to the relatively normal weather for the three and six months ended March 31, 2013. The milder weather is evidenced by a 44 percent increase in heating degree days during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. When comparing the six months ended March 31, 2013, to the six months ended March 31, 2012, there was a 25 percent increase in heating degree days. The customers of municipalities and cooperatives are largely residential and commercial customers whose usage of electricity is typically more temperature-sensitive than that of industrial customers. An increase in sales to federal agencies and other was attributed to higher off-system sales, as TVA had excess generation available for resale. These increases were partially offset by decreased demand from industries directly served, primarily by TVA's largest directly served industrial customer.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2013, and 2012:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2013	2012	Percent Change	2013	2012	Percent Change
Operating revenues	$2,741	$2,604	5.3%	$5,320	$5,172	2.9%
Operating expenses	2,380	2,358	0.9%	4,903	4,789	2.4%
Operating income	361	246	46.7%	417	383	8.9%
Other income, net	11	(14)	178.6%	26	(5)	620.0%
Interest expense, net	318	326	(2.5)%	634	645	(1.7)%
Net income (loss)	$54	$(94)	157.4%	$(191)	$(267)	28.5%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2013, and 2012, consisted of the following:

Operating Revenues
	Three Months Ended March 31			Six Months Ended March 31
	2013	2012	Percent Change	2013	2012	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,350	$2,160	8.8%	$4,539	$4,303	5.5%
Industries directly served	323	382	(15.4)%	645	750	(14.0)%
Federal agencies and other	36	27	33.3%	74	56	32.1%
Total sales of electricity	2,709	2,569	5.4%	5,258	5,109	2.9%
Other revenue	32	35	(8.6)%	62	63	(1.6)%
Total operating revenues	$2,741	$2,604	5.3%	$5,320	$5,172	2.9%

Operating revenues increased $137 million and $148 million in the three and six months ended March 31, 2013, respectively, compared to the three and six months ended March 31, 2012, due to the following:

	Three Month Change	Six Month Change
Fuel cost recovery	$97	$179
Base revenue	36	(49)
Other	4	18
Total	$137	$148

Operating revenues increased $137 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to a $97 million increase in fuel cost recovery and a $36 million increase in base revenue.  Of the $97 million increase in fuel cost recovery, $57 million was due to higher fuel rates and $40 million was due to an increase in sales of electricity.  The $36 million increase in base revenue was primarily attributable to an increase in sales of electricity.

Operating revenues increased $148 million for the six months ended March 31, 2013, compared to the six months ended March 31, 2012, primarily due to a $179 million increase in fuel cost recovery and an $18 million increase in other revenue sources. Of the $179 million increase in fuel cost recovery, $143 million was due to higher fuel rates and $36 million was due to an increase in sales of electricity. The increase of $18 million in other revenue sources was attributable to higher off-system sales, as TVA had excess generation available for resale. Partially offsetting these increases was a $49 million decrease in base revenue resulting in part from a decrease in the effective base rate. The decrease in the effective base rate was partially the result of a change in distributor wholesale rate elections (see below).

In August 2010, the TVA Board approved the implementation of a new wholesale rate structure. That structure provided for two wholesale rate options, a default time-of-use ("TOU") option and a seasonal demand and energy ("SDE") option. The SDE option was to serve as an interim transition rate and terminate in September 2012. Based on customer request for additional optionality, the TVA Board approved two additional wholesale structures for distributor consideration: a modified time-of-use ("MTOU") and a modified seasonal demand and energy ("MSDE") structure. The proposed options were designed to better align wholesale rates with TVA’s underlying cost to provide service. TVA allowed distributors to elect one of these wholesale rate structures and make retail adjustments consistent with their wholesale elections. Distributor elections went into effect October 1, 2012, as follows: 142 chose the MTOU structure, six chose the default TOU structure, and seven chose the MSDE structure. As expected, aligning rates with the cost of service reduced overall effective base rates during transition and winter months, in comparison to the same period of 2012, and is expected to produce higher revenues during the summer months.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2013, and 2012, consisted of the following:

Operating Expenses
	Three Months Ended March 31			Six Months Ended March 31
	2013	2012	Percent Change	2013	2012	Percent Change
Fuel	$672	$524	28.2%	$1,466	$1,164	25.9%
Purchased power	288	329	(12.5)%	533	648	(17.7)%
Operating and maintenance	876	863	1.5%	1,795	1,743	3.0%
Depreciation and amortization	408	493	(17.2)%	836	934	(10.5)%
Tax equivalents	136	149	(8.7)%	273	300	(9.0)%
Total operating expenses	$2,380	$2,358	0.9%	$4,903	$4,789	2.4%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power (millions of kWh)
	Three Months Ended March 31				Six Months Ended March 31
	2013		2012		2013		2012
Coal-fired	14,648	34%	11,405	27%	32,299	39%	23,866	30%
Nuclear	13,151	31%	13,830	34%	23,740	29%	28,507	35%
Hydroelectric	5,606	13%	4,736	12%	9,019	11%	8,714	11%
Natural gas and/or oil-fired	3,873	9%	3,851	9%	7,683	9%	6,843	8%
Renewable resources (non-hydro)	1	—%	2	—%	5	—%	10	—%
Total TVA-operated generation facilities	37,279	87%	33,824	82%	72,746	88%	67,940	84%
Purchased power	5,707	13%	7,300	18%	10,070	12%	12,905	16%
Total power supply	42,986	100%	41,124	100%	82,816	100%	80,845	100%

Fuel expense increased $148 million during the three months ended March 31, 2013, as compared to the same period of the prior year, primarily due to the utilization of more expensive generation resources. During the three month period ended March 31, 2013, TVA completed a nuclear refueling outage on one unit at Sequoyah, which included a steam generator replacement project, and began an additional refueling outage on one unit at Browns Ferry, compared to one nuclear refueling outage during the same period of the prior year, which contributed to a five percent decrease in nuclear generation. A 28 percent increase in coal-fired generation helped to offset the decrease in nuclear generation. Additionally, higher market prices for natural gas caused a 35 percent increase in the average cost of gas-fired generation. The increase in coal-fired generation and the increase in the average cost of gas-fired generation contributed to a $102 million increase in fuel expense. Higher sales of electricity led to an increase in overall generation and accounted for the remaining $46 million of the increase in fuel expense.

Purchased power expense decreased $41 million during the three months ended March 31, 2013, as compared to the same period of the prior year, primarily due to a 22 percent decrease in the volume of power purchased. Higher market prices for natural gas contributed to the volume decrease, as TVA’s primary source of purchased power is natural gas-fired generation. This reduced purchased power expense by $72 million.

Operating and maintenance expense increased by $13 million for the three months ended March 31, 2013, as compared to the same period of the prior year. The increase was primarily attributable to a $17 million increase in nuclear expense and a $10 million increase in pension benefit expense. The increase in nuclear expense was driven by outage-dependent projects and other maintenance expenses that occurred during the steam generator replacement project at Sequoyah. The increase in pension benefit expense was the result of the use of a lower assumed discount rate in the actuarial calculation of pension liabilities. Offsetting these increases was a $19 million decrease in coal-fired operation expenses, due to the idling of several coal-fired units at Johnsonville Fossil Plant ("Johnsonville"), John Sevier Fossil Plant ("John Sevier"), and Widows Creek Fossil Plant ("Widows Creek") during 2012 and the first quarter of 2013.

Depreciation and amortization expense decreased $85 million for the three months ended March 31, 2013, as compared to the same period of the prior year, primarily due to a decrease in the amount of accelerated depreciation that was recognized on certain coal-fired units that were idled during 2012 and the first quarter of 2013.

Tax equivalents expense decreased $13 million in the three months ended March 31, 2013, compared to the same period of the prior year.  This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011.

Fuel expense increased $302 million during the six months ended March 31, 2013, as compared to the same period of the prior year, primarily due to the utilization of more expensive generation resources. During the six month period ended March 31, 2013, TVA completed three nuclear refueling outages on units at Watts Bar, Browns Ferry, and Sequoyah, which included a steam generator replacement project, and began a fourth refueling outage on another unit at Browns Ferry, compared to one nuclear refueling outage at Sequoyah during the same period of the prior year, which contributed to a 17 percent decrease in nuclear generation. A 35 percent increase in coal-fired generation and a 12 percent increase in gas-fired generation helped to offset the decrease in nuclear generation and contributed to a $214 million increase in fuel expense. Higher sales of electricity led to an increase in overall generation and accounted for the remaining $88 million of the increase in fuel expense.

Purchased power expense decreased $115 million during the six months ended March 31, 2013, as compared to the same period of the prior year, primarily due to a 22 percent decrease in the volume of power purchased. Higher market prices for natural gas contributed to the volume decrease, as TVA’s primary source of purchased power is natural gas-fired generation. This reduced purchased power expense by $142 million.

Operating and maintenance expense increased by $52 million for the six months ended March 31, 2013, as compared to the same period of the prior year. The increase was primarily attributable to a $149 million increase in nuclear expense. There were four planned nuclear refueling outages during the six months ended March 31, 2013, compared to one during the same period of the prior year. Additionally, there were increases in nuclear outage projects and other scheduled maintenance and labor costs. This increase was partially offset by a $59 million decrease in coal-fired operations, related to fewer outage and project expenses. In the six months ended March 31, 2013, there were 68 percent fewer planned outage days for coal-fired units as compared to the same period of the prior year. In addition, with the idling of units at Johnsonville, John Sevier, and Widows Creek during 2012 and the first quarter of 2013, coal-fired scheduled maintenance expense decreased $37 million in the six months ended March 31, 2013, compared to the same period of the prior year.

Depreciation and amortization expense decreased $98 million for the six months ended March 31, 2013, as compared to the same period of the prior year, primarily due to a decrease in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Several coal-fired units at Johnsonville and John Sevier were idled during 2012 and the first quarter of 2013, which resulted in accelerated depreciation of $126 million for the six months ended March 31, 2012, compared to only $32 million of accelerated depreciation for the six months ended March 31, 2013 on the same units at Johnsonville and John Sevier.

Tax equivalents expense decreased $27 million in the six months ended March 31, 2013, compared to the same period of the prior year.  This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2013, and 2012, were as follows:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2013	2012	Percent Change	2013	2012	Percent Change
Interest Expense(1)
Interest expense	$359	$368	(2.4)%	$714	$726	(1.7)%
Allowance for funds used during construction and nuclear fuel expenditures	(41)	(42)	(2.4)%	(80)	(81)	(1.2)%
Net interest expense	$318	$326	(2.5)%	$634	$645	(1.7)%

	2013	2012	Percent Change	2013	2012	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.777%	5.753%	0.4%	5.767%	5.753%	0.2%
Long-term debt of variable interest entities	4.875%	4.829%	1.0%	4.875%	4.829%	1.0%
Discount notes	0.085%	0.002%	4,150.0%	0.104%	0.001%	10,300.0%
Blended	5.498%	5.662%	(2.9)%	5.455%	5.671%	(3.8)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.
(3) While the average interest rates increased for the long-term outstanding power bonds and the discount notes, the impact of adding the long-term debt of variable interest entities to the blended interest rate calculation decreased the blended interest rate in the three and six months ended March 31, 2013.

Net interest expense decreased $8 million for the three months ended March 31, 2013 as compared to the same period of the prior year. This was primarily attributable to a decrease in interest expense of $18 million as a result of a decrease in the average balance of long-term debt. This was partially offset by a $10 million increase in interest expense primarily due to an increase in amortization of debt reacquisition cost as a result of prior year refinancing.

Net interest expense decreased $11 million for the six months ended March 31, 2013 as compared to the same period of the prior year. This was primarily attributable to a decrease in interest expense of $40 million as a result of a decrease in the average balance of long-term debt. This was partially offset by a $29 million increase in interest expense primarily due to an increase in amortization of debt reacquisition cost as a result of prior year refinancing and due to the financing of the John Sevier Combined Cycle Facility ("John Sevier CCF"). See Note 7.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (such as the lease-purchase transaction involving the John Sevier CCF), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. In addition to power bonds and discount notes, TVA had outstanding at March 31, 2013, the long-term debt of two variable interest entities. See Lease/Leaseback Financing below and Note 11 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31 2013	Three Months Ended March 31 2013	Six Months Ended March 31 2013	At March 31 2012	Three Months Ended March 31 2012	Six Months Ended March 31 2012
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$2,045	$1,098	$1,239	$—	$262	$353
Weighted Average Interest Rate
Discount Notes	0.090%	0.085%	0.104%	0.000%	0.002%	0.001%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,045	$2,045	N/A	$785	$785

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2013 with a maturity date of September 30, 2013. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2013. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

The following table provides additional information regarding TVA's funding available in the form of three long-term revolving credit facilities. The credit facilities accommodate the issuance of letters of credit.  The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. See Note 11 — Credit Facility Agreements and Note 13 — Other Derivative Instruments — Collateral.

Summary of Long-Term Credit Facilities At March 31, 2013 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.5	$—	$0.5
December 2017	1.0	0.1	—	0.9
January 2014*	0.5	0.5	—	—
	$2.5	$1.1	$—	$1.4

* On April 5, 2013, a $0.5 billion revolving credit facility that matures in April 2018, replaced the January 2014 credit facility.

According to statements made by nationally recognized credit rating agencies, the credit ratings of the United States government remain under negative pressure despite recent legislative developments, and additional fiscal measures may be needed to improve the outlook on the government's bond ratings. Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. Additionally, TVA may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

Lease/Leaseback Financing. On January 17, 2012, TVA entered into a $1.0 billion lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease of John Sevier CCF. As part of the arrangement, JSCCG issued $900 million of secured notes and $100 million of membership interests subject to mandatory redemption. The membership interests in JSCCG were funded by John Sevier Holdco LLC ("Holdco") with proceeds from a $100 million secured notes issuance. TVA received approximately $970 million from the transaction, and used the proceeds to meet its requirements under the TVA Act. JSCCG deposited approximately $30 million with a lease indenture trustee to fund the first payments due on its secured notes and membership interests in July 2012. TVA has determined that JSCCG and Holdco are variable interest entities of which TVA is the primary beneficiary and, as such, TVA is required to account for the entities on a consolidated basis. See Note 7.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined-cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back SSSL's interest in the facility.  The interim period under the joint-ownership arrangements was to expire on April 23, 2013.  On April 18, 2013, TVA and Seven States, through SSSL, agreed to extend the expiration date of the interim joint ownership arrangements to September 5, 2013.  The other material terms and conditions of the arrangements were not changed and remain in full force and effect.  TVA intends to re-acquire SSSL's interest in the facility and the related assets either on or prior to the extended expiration date of September 5, 2013.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $370 million at March 31, 2013, and $378 million at September 30, 2012.  On March 31, 2013, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets.

TVA may seek to enter into similar arrangements for other assets in the future, potentially including assets under construction. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the six months ended March 31, 2013, and 2012, follows:

Summary Cash Flows
	Six Months Ended March 31
	2013	2012
Cash provided by (used in):
Operating activities	$1,148	$867
Investing activities	(1,204)	(1,359)
Financing activities	107	356
Net increase (decrease) in cash and cash equivalents	$51	$(136)

Operating Activities. Net cash flows provided by operating activities increased $281 million for the six months ended March 31, 2013, as compared to the same period during the prior year. The increase was primarily due to an increase in operating income as a result of more heating degree days during the six months ended March 31, 2013, as compared to the same period during the prior year. See Results of Operations.

Furthermore, there was an increase in cash flows in the current year related to working capital activities, including a $367 million increase in changes in Inventories and other current assets, driven by increased nuclear outages and a change in gas market prices. Rising gas prices and nuclear unavailability resulted in coal-fired generation being the most economical source of power. As a result, existing coal inventories that had been built up during the prior year were used. Additionally, the rising market prices of natural gas decreased TVA's required posting of collateral cash associated with commodity hedges.

These changes in Inventories and other current assets were partially offset by a $160 million decrease in the change in Accounts receivable due to the timing of sales related to the seasonality of TVA's operations whereby sales were significantly higher during the summer months in 2011 compared to the summer months in 2012. As a result, the beginning accounts receivable balance at 2012 compared to the beginning balance at 2013 was higher.

Investing Activities. The majority of TVA's investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities decreased $155 million for the six months ended March 31, 2013, as compared to the same period in the prior year. This change was primarily due to the timing and prioritization of capital projects.

Financing Activities. Net cash flows provided by financing activities decreased $249 million in the six months ended March 31, 2013, as compared to the same period in the prior year, due primarily to a $1.3 billion increase in redemptions of long-term debt during the six months ended March 31, 2013, as compared to same period in the prior year. The large increase in redemptions was primarily due to the $1.4 billion maturity of TVA 1998 Series C Global Power Bonds during the six months ended March 31, 2013, while only $125 million of long-term debt was redeemed in the same period in the prior year. The increase in long-term debt redemptions was offset by a $1.0 billion net change in short-term debt issuances during the six months ended March 31, 2013, as compared to the same period in the prior year. Short-term debt increased in the six months ended March 31, 2013, due to TVA’s election to maintain higher cash balances during the six months ended March 31, 2013, and the replacement of some long-term debt with short-term debt.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of March 31, 2013, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Debt(2)	$3,283	$32	$1,032	$32	$1,555	$18,411	$24,345
Interest payments relating to debt	632	1,179	1,177	1,132	1,119	18,998	24,237
Debt of VIEs	6	13	14	15	16	924	988
Interest payments relating to debt of VIEs	24	48	47	46	46	716	927
Lease obligations
Capital	1	2	2	2	2	22	31
Non-cancelable operating	30	38	26	25	25	113	257
Purchase obligations
Power	106	205	208	220	217	3,650	4,606
Fuel	746	1,202	1,011	682	368	2,468	6,477
Other	172	198	143	134	133	1,193	1,973
Environmental Agreements	49	75	79	66	46	9	324
Litigation settlements	6	8	1	—	—	—	15
Environmental cleanup costs-Kingston ash spill	74	104	39	—	—	—	217
Payments on other financings	406	100	104	104	104	505	1,323
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	10	—	—	—	—	30
Return on Power Program Appropriation Investment	6	8	8	8	8	101	139
Total	$5,561	$3,222	$3,891	$2,466	$3,639	$47,110	$65,889

Notes
(1) Period April 1 – September 30, 2013
(2) Does not include noncash items of foreign currency exchange gain of $16 million and net discount on sale of Bonds of $83 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Energy Prepayment Obligations	$50	$100	$100	$100	$100	$110	$560

Note
(1)  Period April 1 – September 30, 2013

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  At March 31, 2013, the carrying amount of the loans receivable, net of discount, was approximately $151 million.  Such amounts are not reflected in the Commitments and Contingencies table above. The carrying amount of the associated obligation to purchase those loans was approximately $186 million.

Liquidity Challenges Related to Generation Resources

Nuclear Regulatory Commission Safety Improvements Orders and Other Guidance. On March 9, 2012, the NRC issued three new safety orders stemming from lessons learned from the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"). The orders include the development of strategies for responding to an interruption of off-site power, the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and the installation of more robust containment venting systems to prevent containment failure due to over-pressurization. The orders dealing with the loss of off-site power and monitoring spent fuel pools will apply to every nuclear reactor in the U.S., including Watts Bar Unit 2, which will be required to comply prior to issuance of its operating license. The order requiring more robust containment venting systems applies only to certain U.S. boiling water reactors, including Browns Ferry; these reactors are required to improve their containment venting systems to prevent over-pressurization due to the build-up of non-condensable gases such as hydrogen. Licensees have until December 2016 or until the second refueling outage after submittal of implementation plans (TVA's plans were submitted on February 28, 2013), whichever is earlier, to fully implement the requirements of these three orders. TVA's implementation of the requirements of the orders will vary from plant to plant due to the timing of the scheduled refueling outages at each plant.

In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning. Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. At this time TVA is not able to predict the final outcome of these requirements or the associated costs; however, these amounts could be significant. The orders and requests for information represent the Tier 1 issues associated with Fukushima. There are additional issues in Tiers 2 and 3 that may prompt future regulatory action.

Since the Fukushima events, the NRC has also issued additional detailed guidance on the expected response capability to be developed by each nuclear plant site. The Nuclear Energy Institute ("NEI") has also provided guidance that has been adopted by the NRC. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in the NRC orders and subsequent NRC and NEI guidance for its plants, which are being incorporated into the construction plans for Watts Bar Unit 2. Based on the current known scope of the Fukushima response requirements and the established TVA schedule, resolution of the identified issues is expected to be completed at Watts Bar Unit 2 by the fourth quarter of CY 2014. However, on-going studies related to flooding and seismic events may result in additional scope that may impact the overall Fukushima response schedule. These studies are expected to be concluded in CY 2013.

Browns Ferry.  In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure.  The NRC concluded that the valve failure and TVA's inability to identify the failure was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process.  As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight.  A series of intensive inspections and assessments began in the fall of 2011.

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

In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance to support the NRC's supplemental inspections of Browns Ferry related to the 2011 red finding. TVA noted that while, at that time, much improvement remained to be realized, there were initial indications that improvement was occurring. Subsequently, in February 2013, TVA notified the NRC that Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). Initial aspects of that inspection are underway and the major NRC inspection trip for the red finding is currently scheduled for May 2013. The TVA Board has approved the expenditure of up to $138 million through 2015 to accelerate improvements in Browns Ferry's performance and reliability.

In October 2012, the Institute of Nuclear Power Operations ("INPO") Accrediting Board of the National Academy of Nuclear Training renewed accreditation for Browns Ferry’s training programs for chemistry technicians, radiation protection technicians, instrumentation and controls, and electrical and mechanical maintenance.  However, the INPO Board placed the engineering training program on probation.  A recovery plan was implemented and the engineering training program was reaccredited in March 2013.

In March 2013, TVA submitted a License Amendment Request to the NRC requesting a change to Browns Ferry's operating license to transition to a risk-based fire protection program as defined under the fire code commonly referred to as the National Fire Protection Association Standard 805. As scoped in the license amendment request, design and modifications will be performed over the next six years. Cost estimates are still being developed but costs are expected to be significant.

Extreme Flooding Preparedness.  Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" assumptions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely and not cause failure of these dams. TVA implemented interim dam modifications in the first quarter of 2010 by installing engineered, interconnected, fabric-lined containers filled with compacted crushed stone to protect four upstream dams. TVA is preparing a final Environmental Impact Statement in accordance with the National Environmental Policy Act to identify permanent solutions.

As discussed above under Nuclear Regulatory Commission Safety Improvement Orders and Other Guidance, the NRC has issued requests for information from U.S. nuclear operators regarding flood risks. In response to this request, TVA is performing additional hydrological analyses. In March 2013, TVA advised the NRC that it will complete these analyses in early 2015. The results of these analyses and the NRC's response to the information could identify the need for additional modifications.

In June 2012, TVA committed to the NRC to make a series of near-term and longer-term improvements to reduce flooding concerns at Watts Bar and Sequoyah. These improvements are in addition to the interim dam modifications described above. The near-term improvements involve the construction of flood barriers around specific components or buildings at the plants. Any specific improvements will be identified after the completion of necessary technical and environmental reviews.

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of the hydrology issues associated with Watts Bar and Sequoyah. These apparent violations have been discussed at a regulatory conference with the NRC in late April 2013. There is potential that the resolution of this enforcement process could involve one or more significant “white” or “yellow” findings for either or both Watts Bar and Sequoyah.

The total financial impact of the regulatory issues and the permanent modifications to any additional dams or plants downstream identified as a result of the assessment is being evaluated and should be completed by 2015. The costs associated with the potential improvements to the dams and plants are still unknown but could be significant.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board of Directors (the "TVA Board") in April 2012.  The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. TVA has not identified any new short-term issues that could compromise project completion. The revision to the construction schedule estimated completion between September 2015 and June 2016, and construction is currently expected to be completed by December 2015. Regulatory and licensing issues remain as primary risks for the project.  The risks include compliance with the NRC requirements resulting from the Fukushima events; resolution of the NRC's Waste Confidence Decision relating to the potential environmental impacts of storage of spent fuel at each reactor site; and resolution of an aquatic contention in an ongoing contested licensing proceeding.  The current construction permit expired in March 2013.  An extension to the permit has been requested and by regulation, work is allowed to proceed.  An extended permit is expected in the summer of 2013.

Bellefonte Unit 1. TVA has initiated an Interim Estimate to Complete ("IETC") for the Bellefonte Nuclear Plant ("Bellefonte") construction project. The IETC was started to determine how lessons learned from the Watts Bar Unit 2 Estimate to Complete might impact the Bellefonte project. The IETC does not replace the planned project Estimate to Complete; however, it will provide insight into how the project is trending in regard to the estimate approved by the Board in 2011. The IETC is in progress and current indications are that the cost estimate for Bellefonte Unit 1 will rise.

2013 Key Initiatives and Challenges

Generation Resources

TVA faces potentially large capital requirements to maintain its power system infrastructure and invest in new power assets, including generation assets using cleaner energy sources.

Nuclear Generation. During the summer of 2012, Cooling Tower 3 at Browns Ferry partially collapsed and Cooling Tower 5 was inspected and subsequently condemned.  Replacement towers are not expected to be available until sometime during the fourth quarter of 2013. Although the other five cooling towers at Browns Ferry should be available throughout 2013, Browns Ferry may experience some curtailment of generation due to hydrothermal issues during the summer of 2013.

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

Coal-Fired Units. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”). See Note 17 — Environmental Agreements. Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier were retired on December 31, 2012. The remaining two units at John Sevier were idled on December 31, 2012.

On December 21, 2012, in accordance with the requirements in the Environmental Agreements, TVA notified the EPA of its decision regarding options for Units 3 and 4 at John Sevier and Unit 5 at Colbert Fossil Plant ("Colbert"). TVA elected to retire John Sevier Units 3 and 4 by December 31, 2015 and to remove Colbert Unit 5 from service effective December 31, 2015. Additionally, TVA provided notice that it will locate a Particulate Matter Continuous Emissions Monitor ("PM CEM") on the common stack for Shawnee Fossil Plant Units 6-10 in lieu of installing the PM CEM at Colbert Unit 5.

In March 2013, TVA announced it is proceeding with a $1.1 billion emissions control project at Gallatin Fossil Plant ("Gallatin"). The project includes the installation of selective catalytic reduction ("SCR") systems and scrubbers at all four units of the 976 MW plant. The scrubbers are expected to be completed in 2016, with the SCR systems to follow in 2018.

Due to the age, lower capacity, and lower efficiency of TVA's older coal-fired units, it may not be economical to continue to operate some units in the future, particularly if new environmental laws or regulations become effective. However, discontinuing the use of some coal-fired units may be constrained by transmission reinforcement that will be required before the units are taken out of service. TVA is also planning to convert its wet CCR facilities to dry collection facilities, and the estimated cost of this conversion is between $1.5 billion and $2.0 billion.

Combined-Cycle Combustion Turbine Units.  In March 2013 TVA experienced a generator failure and subsequent forced outage on John Sevier Combined Cycle Plant ("John Sevier CC") Unit 1.  It is anticipated that repairs will be completed by mid-summer of 2013. Because of this failure, Units 2 and 3 were inspected to determine their risk of failure and both units will require repairs as well to prevent a similar failure.  These units have also been placed in forced outages and it is likely these units will be unavailable most of the third quarter of 2013.

John Sevier CC, with a net summer capability of 870 MW, was added to the TVA generating fleet in 2012.  Although the cost of repairs is covered under construction/purchase warranty, the extent of these outages will likely result in TVA having to purchase higher cost power for some portion of the summer and pose a potential risk that TVA would not be able to support transmission minimum requirements in this region.

Status of Other Generation Units. TVA had several hydroelectric and combustion turbine units removed from service as of March 31, 2013.

Inspections of the turbines in the four units of the Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") during 2012 found cracking in the rotor poles and the rotor rims. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, the Raccoon Mountain units were taken out of service. The units, with a net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power.  Raccoon Mountain Unit 2 returned to limited service with a partially restacked rotor in October 2012, but was taken out of service again on January 3, 2013, due to a failed rotor pole clamp. The unit has been disassembled, and a root cause analysis is being conducted. All units are expected to be returned to service with new rotors in the 2013-2014 timeframe. TVA is dispatching generation from other TVA units and purchasing power if needed to compensate for the loss in generating capacity.

Effective May 1, 2012, four simple-cycle combustion turbine units at TVA’s Allen Fossil Plant ("Allen"), with a total net summer capability of 64 MW, were designated as temporarily unavailable for operation until repairs have been performed. Restoration projects to return the Allen units to active service are being planned for the fall of 2013 through the spring of 2014. Two simple cycle-combustion turbine units at Gallatin, with a total net summer capability of 144 MW, previously listed as unavailable for operation, were restored to full capability and availability in the second quarter of 2013.

Transmission Issues. Since announcement of the proposed integration of Entergy Corporation into the Midwest Independent Transmission System Operator, Inc. ("MISO") market, TVA has been evaluating potential impacts to the reliability of its transmission system. TVA  completed a detailed reliability assessment during the second quarter of 2013 which identified that significant transmission reinforcements will be required, if new coordinated planning and operational processes are not implemented.  Evaluations to mitigate effects on TVA and others are being discussed with MISO.

Capacity Agreement.  On December 27, 2012, TVA signed a 10-year conversion services agreement with Calpine Energy Services, L.P., that gives TVA exclusive rights to the Decatur Energy Center in Decatur, Alabama, a 720 MW summer capacity, natural gas-fired combined cycle plant.  Under this conversion services agreement, TVA will deliver natural gas to the plant and the plant, which is owned and operated by affiliates of Calpine Energy Services, L.P., will convert the natural gas to electricity and deliver the power to TVA's transmission system.  The contract became effective January 1, 2013.

Regulatory Compliance

Commercial Grade Part Dedication Issues. In March 2013, TVA conducted a public meeting with the NRC to address concerns regarding TVA’s practices for procuring certain parts for installation in its nuclear plants. The practice under question by the NRC involves parts that are obtained from general commercial suppliers and subsequently evaluated by TVA for acceptability for use in nuclear plants. This practice, which is permitted by the NRC regulations, requires certain controls and documentation. At the meeting, TVA indicated that its practices for dedicating commercially obtained parts had not met some regulatory requirements from 1995 to 2011. TVA outlined a recovery project to review the documentation, and if necessary, to test commercially obtained and dedicated parts installed in its nuclear plants.

Kingston Fossil Plant.  In December 2008, one of the dredge cells at the Kingston Fossil Plant failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies. TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical. In November 2012, the EPA and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program.  TVA estimates that the physical cleanup work (final removal) will be completed in the first quarter of 2015. A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.  See Note 8.

Blue Ridge Dam and Other Dam Safety Improvement Initiatives

TVA initiated a rehabilitation project on the Blue Ridge Dam in 2009. Work to repair and stabilize the downstream side of the dam was nearly complete when, on February 29, 2012, monitoring surveys indicated some down slope movement. Subsequent increased surveillance and monitoring indicated that settlement and down slope movement continued but remained within safety tolerances. At this time, movement of the embankment has stopped.

Based on TVA’s continuous monitoring and analysis, TVA considers the dam safe at this time.  Additional engineering analyses to determine the cause of the movement have been completed.  TVA has determined that the static stability of the dam should be increased for normal operations. Remediation is underway and should be completed in July 2013.  The analysis to bring the dam up to current industry standards for seismic qualifications remains to be completed. In addition, other dams within the TVA system are being evaluated to confirm their integrity. There may or may not be any modifications necessary as a result of these additional analyses.

Future Workforce Needs and Development

Although TVA has traditionally experienced low employee turnover, potential future risks exist because of retirements and competition for talent among utility companies. Personnel with nuclear expertise, skills related to construction and installation of new environmental controls, and experience with energy efficiency and demand response initiatives are limited. To ensure that TVA can continue to attract and retain a skilled workforce needed to achieve its vision, TVA revised and implemented an agency wide workforce planning program in 2012.

On March 26, 2013, legislation that extends the federal pay freeze through December 31, 2013 became law. TVA officers continue to be subject to this freeze, and TVA will continue compliance with the freeze for managers, specialists, and excluded employees for the remainder of the calendar year. The federal salary freeze does not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements, certain promotions and changes in positions, and other forms of non-salary compensation such as lump-sum and incentive-based awards.

Other Initiatives

Nuclear. In November 2012, the Department of Energy ("DOE") announced a grant award to Babcock & Wilcox ("B&W"), in conjunction with TVA and Bechtel, for small modular reactor ("SMR") development. TVA and B&W subsequently signed a contract in February 2013 establishing the process toward submittal and the NRC review of a license application. The B&W designed SMR would have a scalable, modular design allowing utilities to add electrical generation capacity in increments of 360 MW.  The proposed site for the reactor is TVA’s Clinch River site near the DOE’s Oak Ridge, Tennessee reservation. DOE will invest up to half of the total cost for design, certification, and licensing with the project's industry partners (including TVA) matching this investment by at least one-to-one. The specific total cost will be negotiated between DOE and B&W.

TVA has been evaluating SMRs since 2009 but SMRs are still in the early phase of design and licensing. TVA is preparing the license application, including site characterization work, and the application should be submitted to the NRC in 2015. The Clinch River project will be evaluated at certain progress points to permit TVA to determine whether to continue the development or construction of the project.

Customers/Counterparties Risk

United States Enrichment Corporation. In May 2012, TVA extended its power contract with its largest directly served customer, United States Enrichment Corporation ("USEC"), a subsidiary of USEC, Inc. Power sales under the contract are scheduled to continue through May 31, 2013.  Power sales to USEC represented five percent and four percent of TVA's total operating revenues for the years ended September 30, 2012, and 2011, respectively. See Note 13 — Counterparty Credit Risk.

USEC is also a supplier of enrichment services for uranium for fueling TVA's nuclear units through November 2014.  USEC is, among others, a participant in a high assay tails (depleted uranium hexafluoride) enrichment program.  This tails enrichment program may allow USEC to extend its enrichment operations through May 31, 2013.  In May 2012, TVA contracted with Energy Northwest, a participant in the program, to buy a substantial portion of the program's output in the form of enrichment services and uranium hexafluoride. Should USEC fail to provide enrichment services, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the market for nuclear fuel.

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

The new standard results in additional requirements on many sources. The EPA is expected to make final designations of non-attainment areas in 2014.  The new, more stringent PM 2.5 standard is expected to be addressed in the rule which the EPA is currently developing to replace the Cross State Air Pollution Rule ("CSAPR"), which was vacated by the U.S. Court of Appeals for the D.C. Circuit in August 2012.  Additional requirements beyond CSAPR revisions are unknown at this time.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At March 31, 2013 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2013+	$12
Coal combustion residual conversion and remediation(3)	2013-2023	$1,400
Proposed clean air projects(4)	2013-2022	$2,200
Clean Water Act requirements(5)	2013-2020	$1,200

Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(3)  Includes closure of impoundments, construction of lined landfills, and construction of dewatering systems.
(4)  Includes air quality projects that TVA is currently planning to undertake to comply with existing and proposed air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(5)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e. Section 316(b) and effluent limitation guidelines for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $340 million with respect to Legal Proceedings as of March 31, 2013. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2013, TVA had no off-balance sheet arrangements.

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

Corporate Governance

On February 19, 2013, Kimberly S. Greene, TVA's Executive Vice President and Chief Generation Officer, announced she would be resigning from TVA, effective March 31, 2013.

On March 14, 2013, Charles Pardee signed an agreement with TVA accepting an offer for the position of TVA's Executive Vice President and Chief Generation Officer. He began his employment with TVA on April 8, 2013.

Other Matters

On April 10, 2013, the Fiscal Year 2014 Budget of the U.S. Government (the “Budget”) was submitted to Congress. The Budget contains the following language regarding the TVA:

In order to meet its future capacity needs, fulfill its environmental responsibilities, and modernize its aging generation system, TVA's current capital investment plan includes more than $24.6 billion of expenditures over the next 10 years. However, TVA's anticipated capital needs are likely to quickly exceed the agency's $30.0 billion statutory cap on indebtedness. Reducing or eliminating the Federal Government's role in programs such as TVA, which have achieved their original objectives and no longer require Federal participation, can help put the Nation on a sustainable fiscal path. Given TVA's debt constraints and the impact to the Federal deficit of its increasing capital expenditures, the Administration intends to undertake a strategic review of options for addressing TVA's financial situation, including the possible divestiture of TVA, in part or as a whole.

TVA does not engage, and does not control any entity that is engaged, in any activity listed under Section 13(r) of the Exchange Act, which requires certain issuers to disclose certain activities relating to Iran involving the issuer and its affiliates.  Based on information supplied by each such person, none of TVA's directors and executive officers are involved in any such activities.  While TVA is an agency and instrumentality of the United States of America, TVA does not believe its disclosure obligations, if any, under Section 13(r), extend to the activities of any other departments, divisions or agencies of the United States.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 13 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2013.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.2
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.3
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.4
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

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

Date:	May 2, 2013		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson__
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III______________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.2
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.3
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.4
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

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