Form 10-Q
period 2013-06-30
Tennessee Valley Authority
filed 2013-08-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	39
Executive Overview...............................................................................................................................................................	39
Results of Operations............................................................................................................................................................	40
Liquidity and Capital Resources............................................................................................................................................	44
2013 Key Initiatives and Challenges.....................................................................................................................................	50
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	54
Off-Balance Sheet Arrangements.........................................................................................................................................	54
Critical Accounting Policies and Estimates...........................................................................................................................	54
New Accounting Standards and Interpretations....................................................................................................................	54
Corporate Governance..........................................................................................................................................................	54
Other Matters........................................................................................................................................................................	55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	55

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	55
Disclosure Controls and Procedures......................................................................................................................................	55
Changes in Internal Control over Financial Reporting............................................................................................................	55

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	56

ITEM 1A. RISK FACTORS...........................................................................................................................................................	56

ITEM 6. EXHIBITS.......................................................................................................................................................................	57

SIGNATURES...............................................................................................................................................................................	58

EXHIBIT INDEX............................................................................................................................................................................	59

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent Transmission System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
QTE	Qualified technological equipment and software

REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Water Quality, Oil, and Gas Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
The requirement or decision to make additional contributions to TVA's pension or other post-retirement benefit plans or to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");

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

•
Events or changes involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA's transmission system is a part and those that increase flows across TVA's transmission grid, as well as inadequacies in the supply of water to TVA's generation facilities;

•	Inability to obtain regulatory approval for the construction or operation of assets;

•	Weather conditions;

•
Catastrophic events such as fires, earthquakes, solar events, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA's service area;

•	Restrictions on TVA's ability to use or manage real property currently under its control;

•	Reliability and creditworthiness of counterparties;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;

•	Changes in the market price of equity securities, debt securities, and other investments;

•	Changes in interest rates, currency exchange rates, and inflation rates;

•	Changes in the timing or amount of pension and health care costs;

•	Increases in TVA's financial liability for decommissioning its nuclear facilities and retiring other assets;

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

•	Actions taken by the U.S. government to address the situation of approaching its debt limit;

•	Changes in the economy and volatility in financial markets;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA's assets to operate as planned;

•	Failure of TVA's cyber security program to protect TVA's assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred; and

•	Unforeseeable events.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012
Operating revenues
Sales of electricity	$2,572	$2,741	$7,830	$7,850
Other revenue	30	36	92	99
Total operating revenues	2,602	2,777	7,922	7,949
Operating expenses
Fuel	652	683	2,118	1,847
Purchased power	263	277	796	925
Operating and maintenance	866	882	2,662	2,625
Depreciation and amortization	412	505	1,248	1,439
Tax equivalents	131	152	404	452
Total operating expenses	2,324	2,499	7,228	7,288
Operating income	278	278	694	661
Other income (expense), net	10	21	36	16
Interest expense
Interest expense	343	366	1,057	1,092
Allowance for funds used during construction and nuclear fuel expenditures	(43)	(44)	(124)	(125)
Net interest expense	300	322	933	967
Net income (loss)	$(12)	$(23)	$(203)	$(290)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2013	2012	2013	2012

Net income (loss)	$(12)	$(23)	$(203)	$(290)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	9	(36)	(7)	27
Reclassification to earnings from cash flow hedges	(1)	18	57	(7)
Total other comprehensive income (loss)	$8	$(18)	$50	$20
Total comprehensive income (loss)	$(4)	$(41)	$(153)	$(270)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	June 30, 2013	September 30, 2012
Current assets	(Unaudited)
Cash and cash equivalents	$980	$868
Restricted cash and investments	—	11
Accounts receivable, net	1,492	1,666
Inventories, net	1,164	1,097
Regulatory assets	559	774
Other current assets	72	90
Total current assets	4,267	4,506

Property, plant, and equipment
Completed plant	46,790	45,917
Less accumulated depreciation	(22,942)	(22,169)
Net completed plant	23,848	23,748
Construction in progress	5,149	4,768
Nuclear fuel	1,239	1,176
Capital leases	42	35
Total property, plant, and equipment, net	30,278	29,727

Investment funds	1,570	1,465

Regulatory and other long-term assets
Regulatory assets	9,945	11,127
Other long-term assets	420	509
Total regulatory and other long-term assets	10,365	11,636

Total assets	$46,480	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2013	September 30, 2012
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,580	$1,922
Environmental cleanup costs - Kingston ash spill	110	126
Accrued interest	324	376
Current portion of leaseback obligations	434	443
Current portion of energy prepayment obligations	100	102
Regulatory liabilities	208	191
Short-term debt, net	2,395	1,507
Current maturities of power bonds	972	2,308
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	6,136	6,988

Other liabilities
Post-retirement and post-employment benefit obligations	6,421	6,279
Asset retirement obligations	3,404	3,289
Other long-term liabilities	1,967	2,680
Leaseback obligations	693	760
Energy prepayment obligations	435	510
Environmental cleanup costs - Kingston ash spill	77	143
Regulatory liabilities	4	109
Total other liabilities	13,001	13,770

Long-term debt, net
Long-term power bonds, net	21,214	20,269
Long-term debt of variable interest entities	975	981
Total long-term debt, net	22,189	21,250

Total liabilities	41,326	42,008

Proprietary capital
Power program appropriation investment	273	288
Power program retained earnings	4,292	4,492
Total power program proprietary capital	4,565	4,780
Nonpower programs appropriation investment, net	613	620
Accumulated other comprehensive income (loss)	(24)	(74)
Total proprietary capital	5,154	5,326

Total liabilities and proprietary capital	$46,480	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the nine months ended June 30
 (in millions)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(203)	$(290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,280	1,457
Amortization of nuclear fuel cost	186	195
Non-cash retirement benefit expense	467	456
Prepayment credits applied to revenue	(77)	(79)
Fuel cost adjustment deferral	93	(12)
Fuel cost tax equivalents	2	28
Environmental cleanup costs – Kingston ash spill – non cash	54	55
Changes in current assets and liabilities
Accounts receivable, net	169	103
Inventories and other, net	(58)	(335)
Accounts payable and accrued liabilities	(258)	(137)
Accrued interest	(52)	(63)
Environmental cleanup costs – Kingston ash spill, net	(76)	(81)
Other, net	(49)	(45)
Net cash provided by operating activities	1,478	1,252
Cash flows from investing activities
Construction expenditures	(1,510)	(1,617)
Nuclear fuel expenditures	(238)	(264)
Loans and other receivables
Advances	(4)	(2)
Repayments	7	9
Other, net	—	7
Net cash used in investing activities	(1,745)	(1,867)
Cash flows from financing activities
Long-term debt
Issues of power bonds	1,080	135
Issues of variable interest entities	—	1,000
Redemptions and repurchases of power bonds	(1,417)	(2,690)
Redemptions of variable interest entities	(6)	—
Short-term debt issues (redemptions), net	887	2,047
Payments on leases and leasebacks	(78)	(75)
Proceeds from call monetization	—	60
Financing costs, net	(7)	(72)
Change in restricted cash of variable interest entity	—	(30)
Payments to U.S. Treasury	(19)	(21)
Other, net	(61)	1
Net cash provided by financing activities	379	355
Net change in cash and cash equivalents	112	(260)
Cash and cash equivalents at beginning of period	868	507
Cash and cash equivalents at end of period	$980	$247
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2013, and 2012
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2012 (unaudited)	$298	$4,164	$625	$(100)	$4,987
Net income (loss)	—	(20)	(3)	—	(23)
Total other comprehensive income (loss)	—	—	—	(18)	(18)
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at June 30, 2012 (unaudited)	$293	$4,141	$622	$(118)	$4,938

Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164
Net income (loss)	—	(9)	(3)	—	(12)
Total other comprehensive income (loss)	—	—	—	8	8
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at June 30, 2013 (unaudited)	$273	$4,292	$613	$(24)	$5,154
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2013, and 2012
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	(282)	(8)	—	(290)
Total other comprehensive income (loss)	—	—	—	20	20
Return on power program appropriation investment	—	(6)	—	—	(6)
Return of power program appropriation investment	(15)	$—	—	—	(15)
Balance at June 30, 2012 (unaudited)	$293	$4,141	$622	$(118)	$4,938

Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(196)	(7)	—	(203)
Total other comprehensive income (loss)	—	—	—	50	50
Return on power program appropriation investment	—	(4)	—	—	(4)
Return of power program appropriation investment	(15)	—	—	—	(15)
Balance at June 30, 2013 (unaudited)	$273	$4,292	$613	$(24)	$5,154
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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs of providing electricity.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferrals of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  In the event that accounting rules for rate regulation were no longer applicable, TVA would be required to write off its regulatory assets and liabilities, resulting in changes to net income and other comprehensive income.

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. In the Cash flows from operating activities section of the Consolidated Statements of Cash Flows, $119 million previously reported as changes in Other, net and $(318) million previously reported as changes in Margin cash collateral, net for the nine months ended June 30, 2012, were reclassified as changes in Inventory and other, net.

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

The allowance for uncollectible accounts was $4 million and $7 million at June 30, 2013 and September 30, 2012, respectively, for accounts receivable. Additionally, loans receivable of $84 million and $76 million at June 30, 2013 and September 30, 2012, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $10 million and $12 million, respectively.

Depreciation

On July 15, 2013, TVA determined that Colbert Fossil Plant ("Colbert") Unit 5 will be idled on October 1, 2013.  Colbert Unit 5 had been scheduled to idle on October 1, 2014.  It is expected that the decision to idle Colbert Unit 5 on October 1, 2013 will increase depreciation expense by approximately $14 million during the fourth quarter of 2013 due to the acceleration of the idling date.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $175 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At June 30, 2013, TVA had paid out approximately $106 million for this program and the obligation recorded was $6 million.

Insurance

In May 2013, TVA discontinued its directors and officers insurance program after determining that TVA's internal indemnification policies and procedures provided sufficient protection to TVA's directors and officers.

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

The following accounting standards have been issued, but as of June 30, 2013, were not effective and had not been adopted by TVA.

Balance Sheet. In December 2011, FASB issued guidance that requires additional disclosures relating to the rights of offset or other netting arrangements of assets and liabilities that are presented on a net or gross basis in the consolidated balance sheets. The guidance applies to derivative and other financial instruments and requires the disclosure of the gross amounts subject to offset, actual amounts offset in accordance with GAAP, and the related net exposure. These changes will become effective for TVA on October 1, 2013, and will be applied on a retrospective basis. This guidance relates solely to enhanced disclosures in the notes to the consolidated financial statements and will not have an impact on TVA's financial condition, results of operations, or cash flows.

Comprehensive Income. In February 2013, FASB issued guidance that requires public reporting companies under the Securities Act of 1933 to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single location. The guidance requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This information may be disclosed either in a single note or parenthetically on the face of the financial statements. If a component is not required to be reclassified to net income in its entirety, companies must cross reference to the related footnote for additional information. These changes will become effective for TVA on October 1, 2013, and will be applied on a prospective basis. This guidance relates solely to enhanced disclosures and will not have an impact on TVA’s financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2013	At September 30, 2012
Power receivables	$1,440	$1,585
Other receivables	56	88
Allowance for uncollectible accounts	(4)	(7)
Accounts receivable, net	$1,492	$1,666

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2013	At September 30, 2012
Materials and supplies inventory	$621	$605
Fuel inventory	563	508
Emission allowance inventory	14	12
Allowance for inventory obsolescence	(34)	(28)
Inventories, net	$1,164	$1,097

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2013	At September 30, 2012
EnergyRight® receivables	$115	$115
Loans and other long-term receivables, net	84	76
Currency swap asset	16	21
Coal contract derivative assets	4	107
Other	201	190
Total other long-term assets	$420	$509

TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The loans receivable, and the associated obligation to purchase those loans, are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated obligation to purchase those loans are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  At June 30, 2013, the carrying amount of the loans receivable, net of discount, was approximately $149 million.  The carrying amount of the associated obligation to purchase those loans was approximately $184 million. See Note 9.

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

Regulatory Assets and Liabilities
	At June 30, 2013	At September 30, 2012
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	176	310
Environmental agreements	74	87
Environmental cleanup costs - Kingston ash spill	72	72
Fuel cost adjustment receivable	—	68
Total current regulatory assets	559	774

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,237	5,517
Unrealized losses on interest rate derivatives	867	1,332
Nuclear decommissioning costs	922	914
Environmental cleanup costs - Kingston ash spill	738	797
Construction costs	619	619
Non-nuclear decommissioning costs	573	550
Deferred nuclear generating units	295	473
Environmental agreements	219	237
Unrealized losses on commodity derivatives	137	335
Other non-current regulatory assets	338	353
Total non-current regulatory assets	9,945	11,127
Total regulatory assets	$10,504	$11,901

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$176	$173
Fuel cost adjustment liability	25	—
Unrealized gains on commodity derivatives	7	18
Total current regulatory liabilities	208	191

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	4	109
Total non-current regulatory liabilities	4	109
Total regulatory liabilities	$212	$300

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

The financial statement items attributable to carrying amounts and classifications of JSCCG and Holdco as reflected in the Consolidated Balance Sheets are as follows:

JSCCG and Holdco Summary of Impact on Consolidated Balance Sheets
	At June 30, 2013	At September 30, 2012
Current liabilities
Accrued interest	$22	$10
Current maturities of long-term debt of variable interest entities	13	13
Total current liabilities	35	23
Long-term debt, net
Long-term debt of variable interest entities	975	981
Total long-term debt, net	975	981
Total liabilities	$1,010	$1,004

JSCCG’s and Holdco’s creditors do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to JSCCG or Holdco other than as prescribed in the terms of the agreements related to this transaction.

8.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  In November 2012, the Environmental Protection Agency ("EPA") and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program. TVA estimates that the physical cleanup work (final removal) will be completed in the spring of 2015.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through June 30, 2013, totaled $938 million.  The remaining estimated liability at June 30, 2013, was $187 million.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in a June 2010 TDEC order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, and costs associated with new laws and regulations.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the consolidated financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the dredge cell closure costs are also excluded from the estimate, as they are included in the non-nuclear asset retirement obligations ("ARO") liability.

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

9.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 17 — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2013	At September 30, 2012
Interest rate swap liabilities	$1,258	$1,723
Environmental agreements liability	219	237
EnergyRight® purchase obligation	147	148
Currency swap liabilities	56	54
Commodity swap derivative liabilities	41	59
Coal contract derivative liabilities	27	205
Other	219	254
Total other long-term liabilities	$1,967	$2,680

TVA guarantees repayment on certain loans receivable from end-use customers in association with the EnergyRight® Solutions program. TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of June 30, 2013, the carrying amount of the associated obligation to purchase those loans was approximately $184 million, of which $37 million is current and included in Accounts payable and accrued liabilities. See Note 5.

10.  Asset Retirement Obligations

During the nine months ended June 30, 2013, TVA's total ARO liability increased $149 million. The increase in the liability resulted from accretion and a change in estimate. These items were partially offset by ash area settlement projects that were conducted during the nine months ended June 30, 2013. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $30 million of the related regulatory assets was amortized into expense as this amount was collected in rates. The change in estimate is a result of TVA's biennial update to its nuclear ARO in order to adjust for changes in expected labor factors, burial rates, and fuel expenses, among other factors. This review resulted in a $48 million increase to the nuclear ARO.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2012	$2,208	$1,081	$3,289
Settlements (ash storage areas)	—	(25)	(25)
Accretion (recorded as regulatory asset)	93	33	126
Change in estimate	48	—	48
Balance at June 30, 2013	$2,349	$1,089	$3,438	*

Note
* The current portion of ARO in the amount of $34 million is included in Accounts payable and accrued liabilities at June 30, 2013.

11.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2013, and September 30, 2012, consisted of the following:

Debt Outstanding
	At June 30, 2013	At September 30, 2012
Short-term debt
Short-term debt, net	$2,395	$1,507
Current maturities of long-term debt of variable interest entities	13	13
Current maturities of power bonds	972	2,308
Total current debt outstanding, net	3,380	3,828
Long-term debt
Long-term debt of variable interest entities	975	981
Long-term power bonds	21,296	20,330
Unamortized discounts, premiums and other	(82)	(61)
Total long-term debt, net	22,189	21,250
Total outstanding debt	$25,569	$25,078

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2012, to June 30, 2013.

Debt Securities Activity
	Date	Amount	Interest Rate

Issues
2012 Series B(1)	December 2012	$1,000	3.50%
electronotes®	Second Quarter 2013	92	3.21%
electronotes®	Third Quarter 2013	13	3.15%
Discount on debt issues		(25)
Total long-term debt issuances		$1,080

Redemptions/Maturities(2)
2009 Series A	November 2012	$2	2.25%
2009 Series B	December 2012	1	3.77%
1998 Series C	March 2013	1,359	6.00%
1999 Series A	May 2013	1	4.15%
2009 Series A	May 2013	2	2.25%
1998 Series D	June 2013	2	4.06%
2009 Series B	June 2013	1	3.77%
electronotes®	First Quarter 2013	8	4.91%
electronotes®	Second Quarter 2013	17	4.98%
electronotes®	Third Quarter 2013	24	4.18%
Total redemptions/maturities		$1,417

Notes
(1) The 2012 Series B bonds were issued at 97.49 percent of par.
(2) All redemptions were at 100 percent of par.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2013 or September 30, 2012.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $0.5 billion credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit enhanced debt. At June 30, 2013, there were $1.0 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 13 — Other Derivative Instruments — Collateral.

12.  Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2013, and September 30, 2012, the outstanding leaseback obligations, related to CTs and QTE, were $762 million and $825 million, respectively.

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined-cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back SSSL's interest in the facility.  The interim period under the joint-ownership arrangements was to expire on April 23, 2013.  On April 18, 2013, TVA and Seven States, through SSSL, agreed to extend the expiration date of the interim joint ownership arrangements to September 5, 2013.  The other material terms and conditions of the arrangements were not changed and remain in full force and effect.  TVA intends to re-acquire SSSL's interest in the facility and the related assets either on or prior to the extended expiration date of September 5, 2013.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $365 million at June 30, 2013, and $378 million at September 30, 2012.  At June 30, 2013, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended June 30		Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2013	2012	2013	2012
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$9	$(36)	$(7)	$27

Notes
(1) Mark-to-Market ("MtM")
(2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended June 30		Amount of Gain (Loss) Reclassified from OCI to Interest Expense Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2013	2012	2013	2012
Currency swaps	$(1)	$18	$57	$(7)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended June 30(1)		Amount of Gain (Loss) Recognized in Income on Derivatives Nine Months Ended June 30(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2013	2012	2013	2012
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	(2)	(6)	(2)	(22)

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(21)	(104)	(99)	(248)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2013, and 2012.

Mark-to-Market Values of TVA Derivatives
	At June 30, 2013		At September 30, 2012
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(36)	Other long-term liabilities	$(23)	Other long-term liabilities
£250 million Sterling	16	Other long-term assets	21	Other long-term assets
£150 million Sterling	(20)	Other long-term liabilities	(31)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(926)	Other long-term liabilities	(1,247)	Other long-term liabilities
$476 million notional	(319)	Other long-term liabilities	(458)	Other long-term liabilities
$42 million notional	(13)	Other long-term liabilities	(18)	Other long-term liabilities
Commodity contract derivatives	(111)	Other long-term assets $4; Other current assets $4; Other long-term liabilities $(27); Accounts payable and accrued liabilities $(92)	(267)	Other long-term assets $107; Other current assets $12; Other long-term liabilities $(205); Accounts payable and accrued liabilities $(181)
FTP
Margin cash account(1)	18	Other current assets	43	Other current assets
Derivatives under FTP	(181)	Other long-term assets $0; Other current assets $(98); Other long-term liabilities $(41); Accounts payable and accrued liabilities $(42)	(229)	Other long-term assets $2; Other current assets $(104); Other long-term liabilities $(60); Accounts payable and accrued liabilities $(67)

Note
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2013:

Currency Swaps Outstanding At June 30, 2013
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations.

For the three and nine months ended June 30, 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains of $252 million and $465 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts. At June 30, 2013, and September 30, 2012, TVA's coal contract derivatives had net market values of $(109) million and $(267) million, respectively, which TVA deferred as regulatory assets or liabilities on a gross basis.  At June 30, 2013, TVA's coal contract derivatives had terms of up to five years. At June 30, 2013, and September 30, 2012, TVA's natural gas derivative contracts had total market values of less than $2 million. At June 30, 2013, these natural gas derivative contracts had terms of up to two years.

Commodity Contract Derivatives
	At June 30, 2013			At September 30, 2012
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	23	44 million tons	$(109)	23	46 million tons	$(267)
Natural gas contract derivatives	28	49 million mmBtu	$(2)	25	51 million mmBtu	$—

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

At June 30, 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil and crude oil. All futures contracts and option contracts under the FTP have expired. Swap contracts under the FTP had remaining terms of five years or less.

Derivatives Under Financial Trading Program
	At June 30, 2013		At September 30, 2012
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	165,662,500	(179)	294,462,500	(232)
Option contracts	—	—	—	—
Natural gas financial positions	165,662,500	$(179)	294,462,500	$(232)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,313,000	(2)	1,390,000	4
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	1,313,000	$(2)	1,390,000	$4

Coal (in tons)
Futures contracts	—	$—	—	$—
Swap contracts	—	—	—	—
Option contracts	—	—	—	—
Coal financial positions	—	$—	—	$—

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(9) million at June 30, 2013, and $(21) million at September 30, 2012. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

FTP Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At June 30, 2013	At September 30, 2012

Natural gas	$(179)	$(232)
Fuel oil/crude oil	(2)	4

FTP Realized Gains (Losses)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
(Increase) decrease in fuel expense	2013	2012	2013	2012

Natural gas	$(13)	$(53)	$(60)	$(69)
Fuel oil/crude oil	—	1	2	9
Coal	—	—	(1)	1

FTP Realized Gains (Losses)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
(Increase) decrease in purchased power expense	2013	2012	2013	2012

Natural gas	$(8)	$(53)	$(40)	$(189)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 14 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At June 30, 2013, and September 30, 2012, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2013, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.3 billion.  TVA's collateral obligations at June 30, 2013, under these arrangements was $1.0 billion, for which TVA had posted $1.0 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to municipal and cooperative customers, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three municipal and cooperative customers that represented 26 percent of total outstanding accounts receivable at June 30, 2013 and at September 30, 2012. Power sales to TVA's largest directly served industrial customer represented five percent of TVA's total operating revenues for the nine months ended June 30, 2013.  This customer's senior unsecured credit ratings are currently rated below investment grade by both S&P and Moody's.  As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. On May 24, 2013, the customer announced the cessation of enrichment activities at one of its sites. TVA and the customer subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site for June and July 2013 at a greatly reduced level. These sales may continue to be extended.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At June 30, 2013, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  At June 30, 2013, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2013.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

The senior unsecured credit ratings of TVA's largest supplier of uranium enrichment services, which is also TVA's largest directly served industrial customer, are currently rated below investment grade by both S&P and Moody's.  Any nonperformance by this company could result in TVA incurring additional costs.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Consolidated Balance Sheet as of June 30, 2013, and Consolidated Statements of Changes in Proprietary Capital for the nine months ended June 30, 2013. Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At June 30, 2013, Investment funds were composed of $1.6 billion of securities classified as trading and measured at fair value and $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The NDT, ART and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $157 million at June 30, 2013.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART and SERP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Level 2 valuations.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended June 30		For the Nine Months Ended June 30
	Financial Statement Presentation	2013	2012	2013	2012

SERP	Other income (expense)	$(1)	$(1)	$—	$2
NDT	Regulatory asset	(42)	(21)	16	97
ART	Regulatory asset	(6)	(8)	16	17

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a credit valuation adjustment ("CVA"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $2 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2013.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013, and September 30, 2012. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$136	$—	$—	$—	$136
Debt securities
U.S. government corporations and agencies	43	80	—	—	123
Corporate debt securities	—	143	—	—	143
Residential mortgage-backed securities	—	13	—	—	13
Commercial mortgage-backed securities	—	6	—	—	6
Collateralized debt obligations	—	22	—	—	22
Private partnerships	—	—	150	—	150
Commingled funds(2)
Equity security commingled funds	—	714	—	—	714
Debt security commingled funds	—	263	—	—	263
Total investments	179	1,241	150	—	1,570
Currency swaps	—	16	—	—	16
Commodity contract derivatives	—	—	8	—	8
Commodity derivatives under FTP
Swap contracts	—	112	—	(110)	2

Total	$179	$1,369	$158	$(110)	$1,596

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$56	$—	$—	$56
Interest rate swaps	—	1,258	—	—	1,258
Commodity contract derivatives	—	2	117	—	119
Commodity derivatives under FTP
Swap contracts	—	293	—	(110)	183

Total	$—	$1,609	$117	$(110)	$1,616

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30			For the Nine Months Ended June 30
	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption
Balance at beginning of period	$36	$(311)	$(993)	$22	$239	$(1,077)
Purchases	9	—	—	21	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	(2)	—	—
Settlements	—	—	993	—	—	1,077
Net unrealized gains (losses) deferred as regulatory assets and liabilities	—	(20)	—	4	(570)	—
Balance at June 30, 2012	$45	$(331)	$—	$45	$(331)	$—

Balance at beginning of period	$137	$(148)	$—	$53	$(267)	$—
Purchases	9	—	—	93	—	—
Issuances	—	—	—	—	—	—
Sales	(1)	—	—	(3)	—	—
Settlements	—	—	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	5	39	—	7	158	—
Balance at June 30, 2013	$150	$(109)	$—	$150	$(109)	$—

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

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the nine months ended June 30, 2013. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 6.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$8	Discounted cash flow	Credit risk	21%	*

		Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$14.45 - $90.31/ton
Liabilities
Commodity contract derivatives	$117	Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$14.45 - $90.31/ton

* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market values of the financial instruments held at June 30, 2013, and September 30, 2012, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at June 30, 2013, and September 30, 2012, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2013		At September 30, 2012
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$149	$149	$150	$150

Loans and other long-term receivables, net	Level 2	$84	$78	$76	$70

EnergyRight® purchase obligation (including current portion)	Level 2	$184	$208	$185	$209

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,186	$24,514	$22,577	$28,041

Long-term debt of variable interest entities (including current maturities)	Level 2	$988	$1,033	$994	$1,116

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

15.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2013	2012	2013	2012
External services	$6	$—	$17	$2
Interest income	5	27	17	14
Gains (losses) on investments	—	(1)	2	3
Miscellaneous	(1)	(5)	—	(3)
Total other income (expense), net	$10	$21	$36	$16

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2013, and 2012, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$38	$34	$6	$5	$115	$103	$18	$14
Interest cost	117	123	8	9	351	368	23	27
Expected return on plan assets	(107)	(109)	—	—	(321)	(327)	—	—
Amortization of prior service cost	(6)	(6)	(2)	(1)	(17)	(18)	(5)	(4)
Recognized net actuarial loss	95	90	6	8	283	270	19	23
Total net periodic benefit cost recognized	$137	$132	$18	$21	$411	$396	$55	$60

During the nine months ended June 30, 2013, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $34 million and $31 million for other benefit costs during the nine months ended June 30, 2013, and 2012, respectively.

17.  Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At June 30, 2013, TVA had accrued approximately $319 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $319 million to $349 million.  Of the accrued amount, $219 million is included in Other long-term liabilities, $90 million is included in Accounts payable and accrued liabilities, and $10 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2013 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, with the costs charged to expense as they are collected in rates.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier Fossil Plant ("John Sevier") Clean Air Act ("CAA") permit is expected to be narrowed in scope.

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

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 ("Phase I trial").  Plaintiffs in the 56 remaining cases have agreed to be bound by the Phase I trial record and decision.  In August 2012, the court issued its Phase I decision, finding that certain actions by TVA contributed to the ash spill.  On November 20, 2012, the court ordered the parties to participate in mediation within 120 days of the issuance of the order.  The court has extended the mediation period twice:  by 120 days on March 21, 2013, and by 75 days on July 12, 2013. If the case is not resolved through mediation, the case will proceed to the damages phase ("Phase II") trial, during which the individual plaintiffs must prove both that they incurred damages and that the ash spill was the cause of the damages.  The date for the Phase II trial has not yet been set.

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

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation.  In July 2013, the court granted the plaintiffs' motion to reopen the lawsuit.

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

However, in May 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit in the United States District Court for the Southern District of Mississippi against the same and additional defendants, again alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force. The court dismissed the lawsuit in March 2012 for a variety of reasons, including that the lawsuit presented a non-justiciable political question and that all of the claims were preempted by the CAA. The plaintiffs appealed the case to the United States Court of Appeals for the Fifth Circuit, which affirmed the dismissal on May 14, 2013.

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

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (a) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (b) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Nuclear Plant ("Watts Bar") Unit 2 and Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision and all pending contentions concerning the WCD are being held in abeyance pending NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. A draft rule and Environmental Impact Statement addressing the D.C. Circuit decision were issued by the NRC staff for NRC comment in June 2013. The NRC is currently scheduled to address this issue by September 2014.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Nuclear Plant Units 1 and 2. The petition contains eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the Atomic Safety and Licensing Board ("ASLB") opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL is the only one of the three petitioners that has standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to WCD in abeyance pending further direction from the NRC.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the CCOLA in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA.

In July 2012, BREDL petitioned for the admission of another new, late-filed contention stemming from the D.C. Circuit's order vacating the NRC's Waste Confidence Decision. This contention is being held in abeyance pursuant to the August NRC Order.

Administrative Proceedings Regarding Watts Bar Unit 2.  In July 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Unit 2.  In November 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one contention, leaving one aquatic impact contention.  In November 2011, TVA filed a motion for summary disposition, arguing that additional aquatic studies conducted by TVA indicate there is no longer a genuine issue of material fact in connection with SACE's remaining aquatic impact contention.  In March 2012, the ASLB denied TVA's motion. In July 2013, SACE filed a motion to withdraw its aquatic impact contention.  The ASLB has granted this motion.

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. Similarly, this contention is being held in abeyance pursuant to the August NRC Order.

John Sevier Fossil Plant Clean Air Act Permit. In September 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of the John Sevier. Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration ("PSD") requirements for SO2 and NOx. The CAA permit, issued by TDEC, remains in effect pending the disposition of the petition. The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements.

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

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  Petitioners' motion for summary judgment was denied, but TVA and TDEC appealed two findings in the decision denying summary judgment to the TN Board. This appeal was scheduled to be heard in January 2013, but was removed from the agenda by order of another administrative law judge. The case was scheduled for a hearing before the TN Board in May 2013, but the hearing was postponed.

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

National Environmental Policy Act Challenge at Gallatin Fossil Plant. To comply with the Environmental Agreements and the Mercury and Air Toxics Standards, TVA chose to reduce emissions at the Gallatin Fossil Plant by installing controls and an associated landfill. Pursuant to the National Environmental Policy Act ("NEPA"), TVA completed an Environmental Assessment in March 2013 to assess the impact of installing these emission controls. In April 2013, the Tennessee Environmental Council, Tennessee Scenic Rivers Association, Sierra Club, and Center for Biological Diversity filed suit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA when it decided to install additional emission controls and construct an associated landfill at the Gallatin Fossil Plant. Plaintiffs demand that TVA prepare an Environmental Impact Statement, and are asking the court to enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. This case has been transferred to the United States District Court for the Eastern District of Tennessee.

Case Involving Colbert Fossil Plant.  On April 1, 2013, the Alabama Department of Environmental Management ("ADEM") filed suit in the Circuit Court of Colbert County, Alabama, alleging that unauthorized discharges from TVA's Colbert Fossil Plant were violating the Alabama Water Pollution Control Act.  On May 13, 2013, TVA and ADEM entered into a consent decree which resolves this lawsuit.  The decree requires, among other things, that TVA continue remediation efforts TVA had begun prior to the suit being filed and stop using an unlined landfill after a lined landfill is approved and constructed.  TVA also agreed to pay $150 thousand.

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

Executive Overview

Sales were five percent lower for the three month period ended June 30, 2013 and relatively flat for the nine month period ended June 30, 2013 as compared to the same periods of 2012. Weather patterns produced less cooling degree days in the spring and early summer of 2013 as compared to the same periods of 2012. This resulted in lower sales to local power companies that distribute TVA electricity during the three months ended June 30, 2013 as compared to the same period of 2012, but TVA had higher sales during the nine months ended June 30, 2013 as compared to the same period of 2012 due to greater heating degree days during the fall and winter of 2013. Sales to industrial customers lagged during these same periods primarily due to TVA's largest directly served customer which began ceasing operations in May 2013 and to a lesser extent from a slower economy in the TVA service area. TVA also continued to increase its off-system sales as a result of having excess generation available for resale during 2013.

TVA had net losses for the three and nine months ended June 30, 2013 of $12 million and $203 million, respectively, as compared with net losses of $23 million and $290 million for the same periods of 2012 as rates are designed to provide more revenues during the fourth quarter. Base revenue decreased $122 million for the three month period and $172 million for the nine month period ended June 30, 2013 as compared to the same periods of the prior year. Revenue from the recovery of fuel costs decreased $52 million for the three months ended June 30, 2013 as compared to the same period of the prior year due in part to higher hydroelectric generation. However, revenue from the recovery of fuel costs increased $127 million for the nine months ended June 30, 2013 as compared to the same period of 2012.

Fuel and purchased power costs decreased for the three months ended June 30, 2013, as compared to the same period of 2012 primarily due to greater hydroelectric generation resulting from increased rainfall and runoff during 2013 as compared to 2012, which helped mitigate the increase in fuel costs and the need to purchase power to meet demand. Fuel and purchased power costs increased for the nine months ended June 30, 2013, as compared to the same period of 2012 primarily due to increased higher-cost fuel generation and decreased lower-cost nuclear generation primarily due to the steam generator replacement outage at Sequoyah Nuclear Plant ("Sequoyah").

TVA continues to focus on reducing costs in response to lower electricity sales in the TVA service area in recent periods, and lower expected demand growth in the region and across the United States. By implementing sustainable efficiency efforts to reduce routine operating and maintenance expense, TVA plans to achieve its goal of becoming one of the nation's leading providers of low-cost and cleaner energy by 2020.

TVA continues to experience operational challenges with respect to its generating plants. Although the Nuclear Regulatory Commission ("NRC") reported in July 2013 that the immediate problems related to a 2011 major safety violation finding at TVA's Browns Ferry Nuclear Plant ("Browns Ferry") have been fixed, the NRC will continue increased inspections to ensure improvements are made and maintained.

Longer term, TVA faces challenges related to fluctuating fuel prices and compliance with current and emerging environmental laws and regulations. In order to comply with these laws and regulations, TVA may install clean air equipment on coal-fired units and replace generating capacity of idled coal-fired units with cleaner-emissions nuclear and gas-fired units. TVA continues to work with the NRC to address identified hydrology issues at Watts Bar Nuclear Plant ("Watts Bar") and Sequoyah. Addressing these challenges will require significant capital expenditures on TVA's part. TVA anticipates that capital spending needs can be met with a combination of bonds, notes, or other evidences of indebtedness ("Bonds"), lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales statistics for the three and nine months ended June 30, 2013, and 2012:

Sales of Electricity (millions of kWh)
	Three Months Ended June 30				Nine Months Ended June 30
	2013	2012	Change	Percent Change	2013	2012	Change	Percent Change
Municipalities and cooperatives	31,390	32,609	(1,219)	(3.7)%	96,077	94,335	1,742	1.8%
Industries directly served	6,539	7,531	(992)	(13.2)%	21,541	23,872	(2,331)	(9.8)%
Federal agencies and other	1,024	967	57	5.9%	2,746	1,993	753	37.8%
Total sales of electricity	38,953	41,107	(2,154)	(5.2)%	120,364	120,200	164	0.1%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2013	Normal(1)	Percent Variation	2012	Normal(1)	Percent Variation	2013	2012	Percent Change
Heating Degree Days
Three Months Ended June 30	261	228	14.5%	130	228	(43.0)%	261	130	100.8%
Nine Months Ended June 30	3,332	3,343	(0.3)%	2,585	3,364	(23.2)%	3,332	2,585	28.9%

Cooling Degree Days
Three Months Ended June 30	598	586	2.0%	757	586	29.2%	598	757	(21.0)%
Nine Months Ended June 30	637	666	(4.4)%	875	666	31.4%	637	875	(27.2)%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 2.2 billion kilowatt hours ("kWh") for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to a decrease in sales to both municipalities and cooperatives and industries directly served. The decrease in sales to municipalities and cooperatives was primarily the result of relatively normal weather for the three months ended June 30, 2013, as compared to warmer than normal weather for the three months ended June 30, 2012. Cooling degree days were only 2.0 percent above normal for three months ended June 30, 2013, as compared to 29.2 percent above normal for the three months ended June 30, 2012. The decrease in sales to industries directly served was primarily due to decreased demand from TVA's largest directly served industrial customer, which began ceasing operations during the third quarter of 2013 (see 2013 Key Initiatives and Challenges — Customers/Counterparties Risk).

Sales of electricity increased 164 million kWh for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012, primarily due to increases in sales to both municipalities and cooperatives and federal agencies and other.
The increase in sales to municipalities and cooperatives was primarily related to the milder than normal winter during the nine months ended June 30, 2012, compared to the relatively normal winter during the nine months ended June 30, 2013. Heating degree days were 23.2 percent below normal during the nine months ended June 30, 2012, compared to 0.3 percent below normal during the nine months ended June 30, 2013. Offsetting these increases was a decrease in demand by industries directly served driven by decreased demand from TVA's largest directly served industrial customer, which began ceasing operations during the third quarter of 2013 (see 2013 Key Initiatives and Challenges — Customers/Counterparties Risk).

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2013, and 2012:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2013	2012	Percent Change	2013	2012	Percent Change
Operating revenues	$2,602	$2,777	(6.3)%	$7,922	$7,949	(0.3)%
Operating expenses	2,324	2,499	(7.0)%	7,228	7,288	(0.8)%
Operating income	278	278	—%	694	661	5.0%
Other income, net	10	21	(52.4)%	36	16	125.0%
Interest expense, net	300	322	(6.8)%	933	967	(3.5)%
Net income (loss)	$(12)	$(23)	47.8%	$(203)	$(290)	30.0%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2013, and 2012, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2013	2012	Percent Change	2013	2012	Percent Change
Sales of electricity
Municipalities and cooperatives	$2,227	$2,339	(4.8)%	$6,766	$6,643	1.9%
Industries directly served	302	366	(17.5)%	946	1,115	(15.2)%
Federal agencies and other	43	36	19.4%	118	92	28.3%
Total sales of electricity	2,572	2,741	(6.2)%	7,830	7,850	(0.3)%
Other revenue	30	36	(16.7)%	92	99	(7.1)%
Total operating revenues	$2,602	$2,777	(6.3)%	$7,922	$7,949	(0.3)%

Operating revenues decreased $175 million and $27 million in the three and nine months ended June 30, 2013, respectively, compared to the three and nine months ended June 30, 2012, due to the following:

	Three Month Change	Nine Month Change
Fuel cost recovery	$(52)	$127
Base revenue	(122)	(172)
Other	(1)	18
Total	$(175)	$(27)

Operating revenues decreased $175 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, due to a $122 million decrease in base revenue and a $52 million decrease in fuel cost recovery. Both the $122 million decrease in base revenue and the $52 million decrease in fuel cost recovery were primarily attributable to a decrease in the sales of electricity.

Operating revenues decreased $27 million for the nine months ended June 30, 2013, compared to the nine months ended June 30, 2012. The change was primarily due to a $172 million decrease in base revenue resulting from a decrease in the effective base rate. The decrease in the effective base rate was partially the result of a change in distributor wholesale rate elections as described below. Offsetting the decrease was an increase of $127 million in fuel cost recovery primarily due to higher fuel rates. Additionally, offsetting the decrease was an $18 million increase in other revenue sources as a result of higher off-system sales, as TVA had excess generation available for resale.

In August 2010, the TVA Board approved the implementation of a new wholesale rate structure. That structure provided for two wholesale rate options, a default time-of-use ("TOU") option and a seasonal demand and energy ("SDE") option. The SDE option was to serve as an interim transition rate and terminate in September 2012. Based on customer request for additional optionality, the TVA Board approved two additional wholesale structures for distributor consideration: a modified time-

of-use ("MTOU") structure and a modified seasonal demand and energy ("MSDE") structure. The proposed options were designed to better align wholesale rates with TVA’s underlying cost to provide service. TVA allowed distributors to elect one of these wholesale rate structures and make retail adjustments consistent with their wholesale elections. Distributor elections went into effect October 1, 2012, as follows: 142 chose the MTOU structure, six chose the default TOU structure, and seven chose the MSDE structure. As expected, aligning rates with the cost of service reduced overall effective base rates during transition and winter months, in comparison to the same period of 2012, and is expected to produce higher revenues during the summer months.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2013, and 2012, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2013	2012	Percent Change	2013	2012	Percent Change
Fuel	$652	$683	(4.5)%	$2,118	$1,847	14.7%
Purchased power	263	277	(5.1)%	796	925	(13.9)%
Operating and maintenance	866	882	(1.8)%	2,662	2,625	1.4%
Depreciation and amortization	412	505	(18.4)%	1,248	1,439	(13.3)%
Tax equivalents	131	152	(13.8)%	404	452	(10.6)%
Total operating expenses	$2,324	$2,499	(7.0)%	$7,228	$7,288	(0.8)%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power (millions of kWh)
	Three Months Ended June 30				Nine Months Ended June 30
	2013		2012		2013		2012
Coal-fired	14,501	36%	16,164	39%	46,801	38%	40,030	33%
Nuclear	13,755	35%	12,910	31%	37,495	31%	41,417	34%
Hydroelectric	4,671	12%	1,389	3%	13,690	11%	10,103	8%
Natural gas and/or oil-fired	2,234	6%	4,732	11%	9,916	8%	11,576	9%
Renewable resources (non-hydro)	1	—%	7	—%	5	—%	17	—%
Total TVA-operated generation facilities	35,162	89%	35,202	84%	107,907	88%	103,143	84%
Purchased power	4,411	11%	6,698	16%	14,482	12%	19,596	16%
Total power supply	39,573	100%	41,900	100%	122,389	100%	122,739	100%

Fuel expense decreased $31 million during the three months ended June 30, 2013, as compared to the same period of the prior year, primarily due to the utilization of less expensive generation resources. During the three month period ended June 30, 2013, conventional hydroelectric generation increased by 226 percent, primarily due to a 108 percent increase in rainfall and a 171 percent increase in runoff within the Tennessee River Basin. Hydroelectric generation is TVA's least expensive type of generation. In addition, due primarily to higher market prices of natural gas, TVA decreased its natural gas-fired generation by 53 percent. The use of less expensive generation resources and lower sales of electricity resulted in a decrease in fuel expense of $67 million. However, this was offset by a $36 million increase in fuel expense as a result of the higher market prices for the natural gas that was used during the period.

Purchased power expense decreased $14 million during the three months ended June 30, 2013, as compared to the same period of the prior year, primarily due to a 34 percent decrease in the volume of power purchased. Higher market prices for natural gas contributed to the volume decrease, as TVA's primary source of purchased power is natural gas-fired generation. This reduced purchased power expense by $94 million, but the higher market prices for the power that was purchased offset this reduction by $80 million.

Operating and maintenance expense decreased by $16 million for the three months June 30, 2013, as compared to the same period of the prior year. Coal-fired operations was the primary driver of the decrease with 105 fewer planned outage days for coal-fired units, due in part to the retirement or idling of less efficient units during 2012 and the first quarter of 2013.

Depreciation and amortization expense decreased $93 million for the three months ended June 30, 2013, as compared to the same period of the prior year, primarily due to a decrease in the amount of accelerated depreciation that was recognized on certain coal-fired units that were idled during 2012 and the first quarter of 2013.

Tax equivalents expense decreased $21 million in the three months ended June 30, 2013, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011.

Fuel expense increased $271 million during the nine months ended June 30, 2013, as compared to the same period of the prior year, primarily due to the utilization of more expensive generation resources. During the nine month period ended June 30, 2013, TVA completed four nuclear refueling outages on units at Watts Bar, Browns Ferry, and Sequoyah, which included a steam generator replacement project, compared to two nuclear refueling outages on units at Browns Ferry and Sequoyah during the same period of the prior year. This contributed to a nine percent decrease in nuclear generation. A 17 percent increase in coal-fired generation offset the decrease in nuclear generation and contributed to a $248 million increase in fuel expense. While coal-fired generation contributed to the increase in fuel expense, this was mitigated due to a 32 percent increase in conventional hydroelectric generation, primarily due to a 27 percent increase in rainfall and a 33 percent increase in runoff within the Tennessee River Basin.

Purchased power expense decreased $129 million during the nine months ended June 30, 2013, as compared to the same period of the prior year, primarily due to a 26 percent decrease in the volume of power purchased. Higher market prices for natural gas contributed to the volume decrease, as TVA's primary source of purchased power is natural gas-fired generation. Lower volume reduced purchased power expense by $241 million, but the higher market prices for the power that was purchased offset this reduction by $112 million.

Operating and maintenance expense increased $37 million in the nine months ended June 30, 2013, as compared to the same period of the prior year. The increase was primarily attributable to a $145 million increase in nuclear expense related to more planned nuclear refueling outages as well as increased outage projects and scheduled maintenance during the nine months ended June 30, 2013 as compared to the same period of the prior year. This increase was partially offset by a $75 million decrease in coal-fired operations due to approximately 600 fewer planned outage days for coal-fired units compared to the same period in the prior year. In addition, scheduled maintenance expense decreased $34 million in the nine months ended June 30, 2013, compared to the same period of the prior year due in part to the retirement or idling of less efficient units during 2012 and the first quarter of 2013.

Depreciation and amortization expense decreased $191 million for the nine months ended June 30, 2013, as compared to the same period of the prior year, primarily due to a decrease in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Incremental depreciation associated with the idling of coal-fired units was $236 million for the nine months ended June 30, 2012, compared to $20 million for the nine months ended June 30, 2013.

Tax equivalents expense decreased $48 million in the nine months ended June 30, 2013, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2013, and 2012, were as follows:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2013	2012	Percent Change	2013	2012	Percent Change
Interest Expense(1)
Interest expense	$343	$366	(6.3)%	$1,057	$1,092	(3.2)%
Allowance for funds used during construction and nuclear fuel expenditures	(43)	(44)	(2.3)%	(124)	(125)	(0.8)%
Net interest expense	$300	$322	(6.8)%	$933	$967	(3.5)%

	2013	2012	Percent Change	2013	2012	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.713%	6.090%	(6.2)%	5.750%	5.859%	(1.9)%
Long-term debt of variable interest entities	4.875%	4.819%	1.2%	4.875%	4.824%	1.1%
Discount notes	0.082%	0.084%	(2.4)%	0.094%	0.063%	49.2%
Blended	5.202%	5.549%	(6.3)%	5.370%	5.640%	(4.8)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $22 million for the three months ended June 30, 2013 as compared to the same period of the prior year. This was primarily attributable to a decrease in the average interest rate.

Net interest expense decreased $34 million for the nine months ended June 30, 2013 as compared to the same period of the prior year. This was primarily attributable to a decrease in interest expense of $62 million as a result of a decrease in the average balance of long-term debt and a decrease in the average interest rate. This was partially offset by a $28 million increase in interest expense primarily due to an increase in amortization of debt reacquisition cost as a result of prior year refinancing and due to the financing of the John Sevier Combined Cycle Facility ("John Sevier CCF"). See Note 7.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity also include a $150 million credit facility with the United States ("U.S.") Treasury, three revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At June 30, 2013, TVA had $24.7 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $16 million and net discount on sale of Bonds of $82 million). Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (such as the transaction involving the John Sevier CCF), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years, and discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. In addition to power bonds and discount notes, TVA had outstanding at June 30, 2013, the long-term debt of two variable interest entities. See Lease/Leaseback Financing below and Note 11 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At June 30 2013	Three Months Ended June 30 2013	Nine Months Ended June 30 2013	At June 30 2012	Three Months Ended June 30 2012	Nine Months Ended June 30 2012
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$2,395	$2,181	$1,553	$2,530	$2,093	$931
Weighted Average Interest Rate
Discount Notes	0.071%	0.082%	0.094%	0.091%	0.084%	0.063%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,395	$2,395	N/A	$2,550	$2,550

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2013. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

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

Summary of Long-Term Credit Facilities At June 30, 2013 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.4	$—	$0.6
December 2017	1.0	0.1	—	0.9
April 2018	0.5	0.5	—	—
	$2.5	$1.0	$—	$1.5

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. According to statements made by nationally recognized credit rating agencies, the credit ratings of the United States government remain under negative pressure despite recent legislative developments, and additional fiscal measures may be needed to improve the outlook on the government's bond ratings. Additionally, TVA may be impacted by how the U.S. government addresses the situation of approaching its debt limit. In June 2013, one credit rating agency changed the outlook for the ratings of the United

States from negative to stable, citing receding fiscal risks, and subsequently changed the outlook on TVA from negative to stable.

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

Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"), exercised its option to purchase from TVA an undivided 90 percent interest in a combined-cycle combustion turbine facility in Southaven, Mississippi.  As part of interim joint-ownership arrangements, Seven States has the right at any time during the interim period, and for any reason, to require TVA to buy back SSSL's interest in the facility.  The interim period under the joint-ownership arrangements was to expire on April 23, 2013.  On April 18, 2013, TVA and Seven States, through SSSL, agreed to extend the expiration date of the interim joint ownership arrangements to September 5, 2013.  The other material terms and conditions of the arrangements were not changed and remain in full force and effect.  TVA intends to re-acquire SSSL's interest in the facility and the related assets either on or prior to the extended expiration date of September 5, 2013.  The carrying amount of the Southaven obligation on TVA's consolidated balance sheets was approximately $365 million at June 30, 2013, and $378 million at September 30, 2012.  On June 30, 2013, this obligation was recorded in Current portion of leaseback obligations on the Consolidated Balance Sheets.

TVA may seek to enter into similar arrangements for other assets in the future, potentially including assets under construction. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the nine months ended June 30, 2013, and 2012, follows:

Summary Cash Flows
	Nine Months Ended June 30
	2013	2012
Cash provided by (used in):
Operating activities	$1,478	$1,252
Investing activities	(1,745)	(1,867)
Financing activities	379	355
Net increase (decrease) in cash and cash equivalents	$112	$(260)

Operating Activities. Net cash flows provided by operating activities increased $226 million for the nine months ended June 30, 2013 as compared to the same period in the prior year, primarily due to a decrease in operating costs from TVA's efforts to improve cost management, working capital, and operational performance.  These efforts, coupled with the increased use of hydroelectric generation as a result of increases in rainfall and runoff, the use of coal inventories that had been built up during the prior year, and the rising market prices of natural gas decreasing TVA's required posting of collateral cash associated with commodity hedges, increased TVA's operating cash flows for the nine months ended June 30, 2013.  See Results of Operations.

Investing Activities. The majority of TVA's investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities decreased $122 million for the nine months ended June 30, 2013, as compared to the same period in the prior year. This change was primarily due to the timing and prioritization of capital projects.

Financing Activities. Net cash flows provided by financing activities increased $24 million in the nine months ended June 30, 2013, as compared to the same period in the prior year, due to TVA's election to maintain higher cash balances during the nine months ended June 30, 2013 in anticipation of upcoming scheduled maturities of long-term debt  and project financing needs.

Cash Requirements and Contractual Obligations

The estimated cash requirements and contractual obligations for TVA as of June 30, 2013, are detailed in the following table.

Commitments and Contingencies Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Debt(2)	$3,335	$32	$1,032	$32	$1,555	$18,693	$24,679
Interest payments relating to debt	235	1,189	1,188	1,143	1,129	19,119	24,003
Debt of VIEs	6	13	14	15	16	924	988
Interest payments relating to debt of VIEs	24	48	47	46	46	716	927
Lease obligations
Capital	1	4	4	4	4	35	52
Non-cancelable operating	11	36	30	29	28	113	247
Purchase obligations
Power	60	213	204	220	227	3,564	4,488
Fuel	110	419	479	389	319	2,962	4,678
Other	522	1,038	694	461	197	421	3,333
Environmental Agreements	50	82	73	62	46	11	324
Nuclear Power	—	11	36	1	—	—	48
Litigation settlements	6	8	1	—	—	—	15
Environmental cleanup costs-Kingston ash spill	32	104	51	—	—	—	187
Payments on other financings	381	100	104	104	104	505	1,298
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	20	10	—	—	—	—	30
Return on Power Program Appropriation Investment	6	8	8	8	8	101	139
Total	$4,799	$3,315	$3,965	$2,514	$3,679	$47,164	$65,436

Notes
(1) Period July 1 – September 30, 2013
(2) Does not include noncash items of foreign currency exchange gain of $16 million and net discount on sale of Bonds of $82 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2013(1)	2014	2015	2016	2017	Thereafter	Total
Energy Prepayment Obligations	$25	$100	$100	$100	$100	$110	$535

Note
(1)  Period July 1 – September 30, 2013

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from customers of TVA's distributors in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  At June 30, 2013, the carrying amount of the loans receivable, net of discount, was approximately $149 million.  Such amounts are not reflected in the Commitments and Contingencies table above. The carrying amount of the associated obligation to purchase those loans was approximately $184 million.

Liquidity Challenges Related to Generation Resources

Nuclear Regulatory Commission Safety Improvements Orders and Other Guidance. On March 9, 2012, the NRC issued three new safety orders stemming from lessons learned from the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"). The orders include the development of strategies for responding to an interruption of off-site power, the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and the installation of more robust containment venting systems to prevent containment failure due to over-pressurization. The orders dealing with the loss of off-site power and monitoring spent fuel pools will apply to every nuclear reactor in the U.S., including Watts Bar Unit 2, which will be required to comply prior to issuance of its operating license. The order requiring more robust containment venting systems applies only to certain U.S. boiling water reactors, including Browns Ferry; these reactors are required to improve their containment venting systems to prevent over-pressurization due to the build-up of non-condensable gases such as hydrogen. Licensees have until December 2016 or until the second refueling outage after submittal of implementation plans (TVA's plans were submitted on February 28, 2013), whichever is earlier, to fully implement the requirements of these three orders. TVA's implementation of the requirements of the orders will vary from plant to plant due to the timing of the scheduled refueling outages at each plant. The cost to comply with these orders is estimated to exceed $200 million.

In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning. Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. At this time TVA is not able to predict the final outcome of these potential requirements or the associated costs; however, these amounts could be significant. The orders and requests for information represent the Tier 1 issues associated with Fukushima. There are additional issues in Tiers 2 and 3 that may prompt future regulatory action.

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

As a result of challenges with the performance of a key safety system (high pressure coolant injection ("HPCI")) on Browns Ferry Unit 1, the related NRC Reactor Oversight Process Performance Indicator entered the “white” performance band. It is currently expected that this indicator may not exit the white band until the last half of CY 2014.

In addition, as a result of performance challenges with the emergency AC power system on Unit 1 and Unit 2, the associated NRC Reactor Oversight Process Performance Indicators for both units entered the "white" (low to moderate safety significance) performance band. As a result, the NRC is expected to conduct an additional supplemental inspection to address this issue. These indicators are not expected to exit the white band until mid-CY 2014.

In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance to support the NRC's supplemental inspections of Browns Ferry related to the 2011 red finding. TVA noted that while, at that time, much improvement remained to be realized, there were initial indications that improvement was occurring. Subsequently, in February 2013, TVA notified the NRC that Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). The NRC completed this inspection, conducted a public meeting on July 11, 2013, and will formally notify TVA of the results in August 2013. The NRC noted significant improvement; however, additional actions may be required as will be directed through an NRC Confirmatory Action Letter. The TVA Board has approved the expenditure of up to $138 million through 2015 to accelerate improvements in Browns Ferry's performance and reliability.

In June 2013, TVA received an Apparent Violation associated with the circumstances that resulted in the December 22, 2012, Unit 2 unplanned reactor shutdown. The NRC's final enforcement decision is pending. Depending on the results, TVA may be subject to an additional supplemental inspection.

Also, because of an unplanned reactor shutdown of Browns Ferry Unit 3 during the first quarter of CY 2013, the related NRC Reactor Oversight Process performance indicator entered the "white" performance band. As a result, TVA will receive an additional supplemental inspection.

In October 2012, the Institute of Nuclear Power Operations ("INPO") Accrediting Board of the National Academy of Nuclear Training renewed accreditation for Browns Ferry’s training programs for chemistry technicians, radiation protection technicians, instrumentation and controls, and electrical and mechanical maintenance.  However, the INPO Board placed the engineering training program on probation.  A recovery plan was implemented and accreditation for the engineering training program was renewed in March 2013.

In March 2013, TVA submitted a license amendment request to the NRC requesting a change to Browns Ferry's operating license to transition to a risk-based fire protection program as defined under the fire code commonly referred to as the National Fire Protection Association Standard 805. As scoped in the license amendment request, design and modifications will be performed over the next six years. Cost estimates are still being developed and costs are expected to be significant.

Extreme Flooding Preparedness.  Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" assumptions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that flood waters would pass safely and not cause failure of these dams. TVA implemented interim dam modifications in the first quarter of 2010 by installing engineered, interconnected, fabric-lined containers filled with compacted crushed stone to protect four dams. TVA is preparing a final Environmental Impact Statement in accordance with the National Environmental Policy Act to identify permanent solutions.

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

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of the hydrology issues associated with Watts Bar and Sequoyah. These apparent violations were discussed at a regulatory conference with the NRC in late April 2013. In June 2013, the NRC issued the final significance determination of these apparent violations. The NRC concluded that there were two violations of the low to moderate safety significance (white) and one Severity Level III violation at Sequoyah and one violation of substantial safety significance (yellow), one violation of low to moderate safety significance, and one Severity Level III violation at Watts Bar. As a result, TVA will be subject to additional supplemental inspections with respect to these issues.

The total financial impact of the regulatory issues and the permanent modifications to any additional dams or plants downstream identified as a result of the assessment is being evaluated, and the evaluation should be completed by 2015. The costs associated with the potential improvements to the dams and plants are still unknown but could be significant.

Sequoyah Units 1 and 2. In June 2013, the NRC issued the final significance determination associated with a violation of security requirements. As a result, TVA will be subject to an additional supplemental inspection.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board of Directors (the "TVA Board") in April 2012.  The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. TVA has not identified any new short-term issues that could compromise project completion. The revision to the construction schedule estimated completion between September 2015 and June 2016, and TVA plans to bring Unit 2 into commercial operations by December 2015. The NRC agreed in April 2013 with the industry’s approach to address seismic issues associated with the Fukushima event, reducing uncertainty in TVA’s implementation of actions to resolve this issue.  Progress by the NRC in addressing Waste Confidence (relating to the potential environmental impacts of storage of spent fuel at each reactor site) also improves the likelihood that this issue will be resolved in a timely fashion. The current construction permit expired in March 2013.  An extension to the permit has been requested and by regulation, work is allowed to proceed.  An extended permit is expected in the summer of 2013.

Bellefonte Unit 1. The incorporation of Watts Bar Unit 2 lessons learned into the Bellefonte Nuclear Plant ("Bellefonte") Unit 1 completion estimate has revealed some similar problems and inaccuracies.  It is evident the final estimate for Bellefonte Unit 1 will rise above the current approved amount.  Work continues to complete and validate a true estimate to complete for Bellefonte Unit 1.  In the interim, work at the site has been slowed to better allocate resources on nearer-term priorities.

On June 12, 2013, TVA announced changes to the spending and staffing levels at Bellefonte.  The planned budget for 2014 and staffing levels will both be reduced.  TVA believes that the budgeting and staffing levels should be sufficient to finalize the interim estimate to complete for Bellefonte Unit 1 that is currently underway and to protect Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power. TVA's update to its Integrated Resource Plan is scheduled to be completed in 2015.

2013 Key Initiatives and Challenges

Generation Resources

TVA faces potentially large capital requirements to maintain its power system infrastructure and invest in new power assets, including generation assets using cleaner energy sources.

Nuclear Generation. On January 15, 2013, TVA submitted the license renewal application to the NRC for Sequoyah Units 1 and 2.  If approved, the operating licenses for both units would be extended by an additional 20 years, to 2040 for Unit 1 and 2041 for Unit 2. The NRC's review of the applications may take up to three years.  It is possible that the approval of the license renewal applications could be impacted by the NRC’s consideration of industry-wide issues, such as revisions to the Waste Confidence Decision, finalization of regulations in response to Fukushima events and other guidance, as well as the administrative proceeding opposing the renewal of the operating license. See Note 17 — Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.

Coal-Fired Units. In April 2011, TVA entered into two substantively similar agreements, one with the Environmental Protection Agency ("EPA") and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”). See Note 17 — Environmental Agreements. Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier Fossil Plant ("John Sevier") were retired on December 31, 2012. The remaining two units at John Sevier were idled on December 31, 2012.

On December 21, 2012, TVA notified the EPA of its decision regarding options for Units 3 and 4 at John Sevier and Unit 5 at Colbert Fossil Plant ("Colbert"). TVA elected to retire John Sevier Units 3 and 4 by December 31, 2015 and to remove Colbert Unit 5 from service effective December 31, 2015. Additionally, TVA provided notice that it will locate a Particulate Matter Continuous Emissions Monitor ("PM CEM") on the common stack for Shawnee Fossil Plant Units 6-10 in lieu of installing the PM CEM at Colbert Unit 5. On June 28, 2013, in accordance with the requirements in the Environmental Agreements, TVA notified the EPA of its decision regarding Units 1-4 at Colbert, electing the “Remove from Service” option for these units effective June 30, 2016. With respect to Widows Creek Fossil Plant Units 1-6, TVA must retire two units by July 31, 2013, two additional units by July 31, 2014, and the remaining two units by July 31, 2015. TVA, in accordance with the requirements of the Environmental Agreements, has selected Units 3 and 5 for retirement effective July 31, 2013.

On July 15, 2013, TVA determined that Colbert Unit 5 will be idled on October 1, 2013.  Colbert Unit 5 had been scheduled to idle on October 1, 2014.  It is expected that the decision to idle Colbert Unit 5 on October 1, 2013 will increase depreciation expense by approximately $14 million during the fourth quarter of 2013 due to the acceleration of the idling date.

In March 2013, TVA announced it is proceeding with a $1.1 billion emissions control project at Gallatin Fossil Plant. The project includes the installation of selective catalytic reduction ("SCR") systems and scrubbers at all four units of the 976 MW plant. The scrubbers are expected to be completed in 2016, with the SCR systems to follow in 2018.

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

TVA is also planning to convert its wet coal combustion residual facilities to dry collection facilities. The estimated cost of this conversion is between $1.5 billion and $2.0 billion. The current schedule for completion is December 2022.

Combined-Cycle Combustion Turbine Units.  In March 2013 TVA experienced a generator failure and subsequent forced outage at John Sevier Combined Cycle Plant Unit 1.  Because of this failure, Units 2 and 3 were inspected to determine their risk of failure and both units required repairs to prevent a similar failure. These two units were returned to service in June 2013 and the third unit is expected to be returned to service in September 2013. The cost of repairs was covered under the construction/purchase warranty.

Status of Other Generation Units. TVA had several hydroelectric and combustion turbine units removed from service as of June 30, 2013.

Inspections of the turbines in the four units of the Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") during 2012 found cracking in the rotor poles and the rotor rims. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, the Raccoon Mountain units were taken out of service. Raccoon Mountain Unit 2 returned to limited service with a partially restacked rotor in October 2012, but was taken out of service again on January 3, 2013, due to a failed rotor pole clamp. All units are undergoing a maintenance overhaul, and are expected to be returned to service with new rotors in the 2013-2014 timeframe. TVA is dispatching generation from other TVA units and purchasing power if needed to compensate for the loss in generating capacity.

Effective May 1, 2012, four simple-cycle combustion turbine units at TVA’s Allen Fossil Plant ("Allen"), with a total net summer capability of 64 MW, were designated as temporarily unavailable for operation until repairs have been performed. Restoration projects to return the Allen units to active service are being planned for the fall of 2013 through the spring of 2014.

Transmission Issues. Since announcement of the proposed integration of Entergy Corporation ("Entergy") into the Midcontinent Independent Transmission System Operator, Inc. ("MISO") market, TVA has been evaluating potential impacts to the reliability of its transmission system. TVA  completed a detailed reliability assessment during the second quarter of 2013 which identified that significant transmission reinforcements will be required if new coordinated planning and operational processes are not implemented.  Proposals to mitigate effects on TVA and others are being discussed with MISO.

As a result of these discussions, TVA and neighboring utilities reached a transition agreement with MISO on June 19, 2013 to limit market dispatch flows between its existing region and its new members including Entergy, Louisiana Generating, LLC, South Mississippi Electric Power Association and others collectively referred to as the MISO South Region.  The transition agreement limits power transfers between the regions and requires MISO to respect TVA flowgate limits in real-time.  The transition agreement reduces the impact of these transfers on TVA and the other affected parties through April 2015 with the intent to incorporate the use of tools and processes developed in the transition period into operations agreements thereafter.

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

Regulatory Compliance

Commercial Grade Part Dedication Issues.  The NRC issued TVA a Severity Level III violation on June 18, 2013 for issues with the commercial grade dedication ("CGD") process at Watts Bar Unit 2.  Commercial Grade Dedication refers to practices for procuring certain parts that are obtained from general commercial suppliers and subsequently evaluated for acceptability for use in nuclear plants.  The subject of the violation involved a breakdown of the quality assurance program in the CGD area, a failure to report that breakdown, and the failure to identify a significant condition affecting quality. TVA accepted the violation and responded to the NRC in July 2013, outlining correction actions to be taken to ensure compliance in the future.

Kingston Fossil Plant.  In December 2008, a dike around one of the dredge cells at the Kingston Fossil Plant failed, releasing approximately 5.4 million cubic yards of coal ash.  Approximately 3.0 million cubic yards of ash were recovered from the adjacent Emory River in 2009 and 2010.  It was transported offsite for disposal.  In June 2013, TVA finished recovering approximately 2.4 million cubic yards of ash from the adjacent Swan Pond Embayment, and is currently placing that ash in an onsite ash landfill.  Once the ash is stacked in place, the ash landfill will be closed by constructing a multi-layer cap over the ash.  In June 2013, TVA began placing the first section of the multi-layer cap.  The final cap is forecasted to be completed by early 2015.  A perimeter wall is also being constructed to stabilize the perimeter of the landfill to contain the ash.  The wall construction is expected to be completed by mid-August 2013, with some grouting of repairs through the first of next year.

Long-term monitoring of the Emory River was initiated in the Spring of 2013 and will continue for up to 30 years.  Results of this monitoring will be used to evaluate the ecological resources in the river system and the river’s natural processes for remediating any residual ash in the river.  In addition, TVA is restoring the ecological habitat along the Emory River and in the Swan Pond Embayment.  That work is scheduled to begin later this year, and is expected to be finished by Spring 2015. A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015. See Note 8.

Adjustment to Nuclear Insurance Costs.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States. In addition to requiring all NRC nuclear plant licensees to purchase nuclear liability insurance, the Price-Anderson Act requires licensees to pay a specified total amount per unit for any nuclear event, including events at other licensees’ facilities, plus a five percent surcharge. The NRC adjusts this amount every five years to account for inflation. On July 12, 2013, the NRC increased this total amount (per unit and for each event) to $127 million per unit, effective September 10, 2013. The maximum amount that could be recovered per year per unit is $19 million. The prior amounts were a total assessment of $118 million per unit with a maximum annual payment of $18 million per unit.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety. One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. TVA is currently performing reassessments of its assets; these assessments or health checks include material sampling of the dam and foundational structures and detailed engineering analysis. It is expected that projects will be identified during these health checks and the work will be appropriately prioritized and completed within TVA’s capital improvement process. Current dam upgrade projects already underway include raising the dam height at Cherokee, Watts Bar, Tellico, and Fort Loudon to meet current predicted probable maximum flood heights, and installation of post tension anchors at Cherokee and Douglas dams to improve stability.

TVA initiated a rehabilitation project on the Blue Ridge Dam in 2009. Work to repair and stabilize the downstream side of the dam was nearly complete when, on February 29, 2012, monitoring surveys indicated some down slope movement. Subsequent increased surveillance and monitoring indicates that movement of the embankment has stopped.  Additional engineering analyses to determine the cause of the movement have been completed. TVA determined that the static stability of the dam should be increased for normal operations and remediation was completed in July 2013. The analysis to bring the dam up to current industry standards for seismic qualifications remains to be completed.

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

Customers/Counterparties Risk

United States Enrichment Corporation.  In May 2012, TVA extended its power contract with its largest directly served customer, United States Enrichment Corporation ("USEC"), a subsidiary of USEC, Inc. On May 24, 2013, USEC announced the cessation of enrichment activities at their Paducah site. TVA and USEC have subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site for June and July at a greatly reduced level. These sales arrangements may continue to be extended. Power sales to USEC represented five percent and four percent of TVA's total operating revenues for the years ended September 30, 2012, and 2011, respectively.  See Note 13 — Counterparty Credit Risk.

The TVA-USEC power contract provided TVA with interconnection to critical electrical facilities operated and maintained by USEC, and has recently been amended so TVA’s interconnection rights will continue until USEC's lease terminates and control of the facilities is returned to DOE, presently anticipated to occur around the second quarter of 2014. TVA has initiated discussions with DOE concerning TVA’s continued use of the facilities following termination of the USEC lease.

            USEC is also a supplier of enrichment services for uranium for fueling TVA's nuclear units through November 2014.  USEC is, among others, a participant in a high assay tails (depleted uranium hexafluoride) enrichment program.  This tails enrichment program allowed USEC to extend its enrichment operations through May 31, 2013.  In May 2012, TVA contracted with Energy Northwest, a participant in the program, to buy a substantial portion of the program's output in the form of enrichment services and uranium hexafluoride.  Should USEC fail to provide enrichment services, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the market for nuclear fuel.

Environmental Matters

TVA's power generation activities are subject to most federal, state, and local environmental laws and regulations. Major areas of regulation affecting TVA's activities include clean air control, water quality control, and management and disposal of solid and hazardous wastes.  In the future, regulations in all of these areas are expected to become more stringent and to apply to additional emissions and sources. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25MW that are not required to be reported to the EPA) have been reduced from historically high peaks.  Emissions of NOx have been reduced by 90 percent below peak 1995 levels and emissions of SO2  have been reduced by 94 percent below 1977 levels through CY 2012.

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

Draft Effluent Limit Guidelines

The EPA's draft effluent limit guidelines for steam electric power generating facilities were published in June 2013. The guidelines set forth a number of control alternatives, most of which would result in additional, substantial water pollution control costs at TVA coal-fired plants.

Climate Action Plan

                On June 25, 2013, the President released his Climate Action Plan which includes a broad range of executive actions to mitigate U.S. carbon emissions, manage climate change adaptation efforts and lead international efforts.  Included is a memorandum from the President to the EPA directing the EPA to issue a new proposal for carbon pollution standards for future power plants by September 20, 2013 and proposed carbon pollution standards for existing power plants by June 1, 2014.  The standards for future power plants are to be finalized after the EPA considers all public comments, and the standards for existing power plants are to be finalized by June 1, 2015. The President's plan does not contain sufficient detail to determine how TVA may be impacted, but TVA's ongoing and planned activities are consistent with the plan.

Federal agencies currently have renewable energy consumption goals which originated in the Energy Policy Act of 2005 of three percent renewable energy consumption by 2007, five percent by 2010, and seven and one-half percent by 2013 and beyond.  TVA's 2012 performance was nearly eight percent, exceeding the 2013 goal.  The President's Climate Action Plan establishes a new goal of 20 percent of internally used electricity from renewable sources by 2020.  At this time, the President's plan does not contain sufficient detail to determine how TVA may be impacted.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At June 30, 2013 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2013+	$12
Coal combustion residual conversion and remediation(3)	2013-2023	$1,400
Proposed clean air projects(4)	2013-2022	$2,200
Clean Water Act requirements(5)	2013-2022	$1,200

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $319 million with respect to Legal Proceedings as of June 30, 2013. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 17, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At June 30, 2013, TVA had no off-balance sheet arrangements.

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

Corporate Governance

On July 8, 2013, Preston D. Swafford, TVA’s Executive Vice President and Chief Nuclear Officer, announced that he would be resigning from TVA, with an effective date no later than October 4, 2013.

On July 9, 2013, TVA announced the appointment of Joseph P. “Joe” Grimes, Jr., as TVA’s Executive Vice President and Chief Nuclear Officer. He will replace Preston Swafford and report to TVA’s Executive Vice President and Chief Generation Officer. Mr. Grimes is scheduled to report to TVA no later than September 3, 2013.

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

Subsequent to April 10, 2013, TVA has been working with the Office of Management and Budget to provide the information they have requested. Even though TVA is owned by the federal government, it does not receive taxpayer dollars and its debt is not taxpayer funded.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2013.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

10.1
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.2
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.3
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.4	Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013

10.5	Third Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of April 23, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	August 2, 2013		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.2
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.3
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.4	Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013

10.5	Third Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of April 23, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under this section.