Form 10-K
period 2013-09-30
Tennessee Valley Authority
filed 2013-11-18
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
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
Large accelerated filer ☐                                                Accelerated filer ☐
Non-accelerated filer   ☒                                               Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	8
Customers...	9
Rates...	11
Power Supply...	12
Cleaner Energy Initiatives...	19
Fuel Supply...	21
Transmission...	23
Weather and Seasonality...	24
Competition...	24
Research and Development...	24
Flood Control Activities...	25
Environmental Stewardship Activities.................................................................................................................................................................................................	25
Economic Development Activities......................................................................................................................................................................................................	26
Regulation...	26
Taxation and Tax Equivalents...	27
Environmental Matters...	28
Employees...	32

ITEM 1A. RISK FACTORS...	32

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	42

ITEM 2. PROPERTIES...	42
Generating Properties...	42
Transmission Properties...	43
Natural Resource Stewardship Properties.........................................................................................................................................................................................	43
Buildings...	43
Disposal of Property...	43

ITEM 3. LEGAL PROCEEDINGS...	43

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	44

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	45

ITEM 6. SELECTED FINANCIAL DATA...	46

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	47
Overview...	47
Business and Vision...	47
Executive Overview...	49
Results of Operations...	49
Liquidity and Capital Resources...	54
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	62
Key Initiatives and Challenges...	62
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	67
Fair Value Measurements...	76
New Accounting Standards and Interpretations.................................................................................................................................................................................	77
Legislative and Regulatory Matters....................................................................................................................................................................................................	77
Environmental Matters...	78
Legal Proceedings...	78
Risk Management Activities...	78

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	82

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	83
Consolidated Statements of Operations.............................................................................................................................................................................................	83
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	83

Consolidated Balance Sheets...	84
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	86
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	87
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	88
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	145

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................	146

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	146
Disclosure Controls and Procedures..................................................................................................................................................................................................	146
Internal Control over Financial Reporting...........................................................................................................................................................................................	146
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	147

ITEM 9B. OTHER INFORMATION...	148

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	149
Directors...	149
Executive Officers...	151
Disclosure and Financial Code of Ethics.............................................................................................................................................................................................	152
Committees of the TVA Board...	152

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	153
Compensation Discussion and Analysis..............................................................................................................................................................................................	153
Executive Compensation Tables and Narrative Disclosures...............................................................................................................................................................	168
Retirement and Pension Plans...	172
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability.............................................	175
Other Agreements...	178
Director Compensation...	178
Compensation Committee Interlocks and Insider Participation...........................................................................................................................................................	180
Compensation Committee Report.......................................................................................................................................................................................................	180

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	181

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	181
Director Independence...	181
Related Party Transactions...	181

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	183

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	184

SIGNATURES...	190
EXHIBIT INDEX...	192

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Annual Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CCW	Coal combustion waste
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
IRUs	Indefeasible rights of use
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local Power Company Customer of TVA
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset values
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act

NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other comprehensive income (loss)
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
PSD	Prevention of Significant Deterioration
QTE	Qualified technological equipment and software
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TWQCB	Tennessee Water Quality Control Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language
WCD	Waste Confidence Decision

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

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•
New or amended laws, regulations, or administrative determinations, including those related to environmental matters, and the costs of complying with these laws, regulations, and administrative determinations;

•
The requirement or decision to make additional contributions to TVA's pension or other post-retirement benefit plans or to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");

•	Events at a TVA facility, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, and damage to the property of others;

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Nuclear Plant ("Watts Bar") Unit 2 and preserving Bellefonte Nuclear Plant ("Bellefonte") Unit 1 for possible completion, or cause TVA to forego future construction at these or other facilities;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•
Costs and liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, or fines or penalties associated with the Kingston Fossil Plant ("Kingston") ash spill;

•	Inability to eliminate identified deficiencies in TVA's systems, standards, controls, and corporate culture;

•	The outcome of legal and administrative proceedings;

•	Significant changes in demand for electricity;

•	Addition or loss of customers;

•
The failure of TVA's generation, transmission, flood control, and related assets, including coal combustion residual ("CCR") facilities, to operate as anticipated, resulting in lost revenues, damages, and other costs that are not reflected in TVA’s financial statements or projections;

•
The cost of complying with known, anticipated, and new emissions reduction requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective and result in their removal from service, perhaps permanently;

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

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the TVA Act of 1933;

•
An increase in TVA's cost of capital which may result from, among other things, changes in the market for TVA's debt securities, changes in the credit rating of TVA or the U.S. government, and an increased reliance by TVA on alternative financing arrangements as TVA approaches its debt ceiling;

•	Actions taken, or inaction, by the U.S. government to address the situation of approaching its debt limit;

•	Changes in the economy and volatility in financial markets;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Problems attracting and retaining a qualified workforce;

•	Changes in technology;

•	Failure of TVA's assets to operate as planned;

•	Failure of TVA's cyber security program to protect TVA's assets from cyber attacks;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred; and

•	Unforeseeable events.

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

GENERAL INFORMATION

Fiscal Year

References to years (2013, 2012, etc.) in this Annual Report are to TVA’s fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by “CY,” which references are to calendar years.

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

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million people.  In 2013, the revenues generated from TVA’s electricity sales were $10.8 billion and accounted for virtually all of TVA’s revenues.

TVA manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies which have jurisdiction and authority over certain aspects of the river system.   In addition, the TVA Board of Directors (the "TVA Board") established two councils--the Regional Resource Stewardship Council ("RRSC") and the Regional Energy Resource Council--under the Federal Advisory Council Act to advise TVA on its energy resource activities and its stewardship activities in the Tennessee Valley.

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

Service Area

The area in which TVA sells power, its service area, is defined by the TVA Act.  Under the TVA Act, subject to certain minor exceptions, TVA may not, without specific authorization from the U.S. Congress, enter into contracts that would have the effect of making it, or the local power company customer of TVA ("LPC") which distribute its power, a source of power supply outside the area for which TVA or its LPCs were the primary source of power supply on July 1, 1957.  This provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.

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

TVA’s revenues by state for each of the last three years are detailed in the table below.

Operating Revenues By State For the years ended September 30 (in millions)
	2013	2012	2011
Alabama	$1,551	$1,556	$1,699
Georgia	260	234	272
Kentucky	1,019	1,230	1,159
Mississippi	1,029	1,038	1,095
North Carolina	52	69	58
Tennessee	6,818	6,889	7,370
Virginia	53	49	60
Subtotal	10,782	11,065	11,713
Sale for resale and other	47	21	10
Subtotal	10,829	11,086	11,723
Other revenues	127	134	118
Operating revenues	$10,956	$11,220	$11,841

TVA Locations

IL.
Ohio River
KENTUCKY
W. V.
VIRGINIA
MISSOURI
ARK.
Mississippi River
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Cumberland River
Tennessee River
Tennessee-Tombigbee Waterway
Paradise Fossil Plant
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Cumberland Fossil Plant
Gleason Combustion Turbine
Johnsonville Fossil Plant & Combustion Turbine
Gallatin Fossil Plant &Combustion Turbine
Lagoon Creek Combustion Turbine and Combined Cycle Plant
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Brownsville Combustion Turbine
Normandy Dam
Great Falls Dam
Kingston Fossil Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Sequoyah Nuclear Plant
Tims Ford Dam
Chickamauga Dam & Lock
Nickajack Dam & Lock
Raccoon Mountain Pumped Storage Plant
Allen Fossil Plant, Combustion Turbines, & Methane Facility
Pickwick Landing Dam & Lock
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Colbert Fossil Plant & Combustion Turbine
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Widows Creek Fossil Plant
Bellefonte Nuclear Plant (UNDER CONSTRUCTION)
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Albertville Diesel Generator
Caledonia Combined Cycle Plant
Kemper Combustion Turbine
Meridian Diesel Generator
Clear Creek Dam
Beaver Creek Dam
Ft. Patrick Henry Dam
South Holston Dam
Boone Dam
Wilbur Dam
Watauga Dam
John Sevier Fossil Plant & Dam
John Sevier Combined Cycle
Doakes Creek Dam
Norris Dam
Cherokee Dam
Nolichucky Dam
Bull Run Fossil Plant
Douglas Dam
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
LEGEND
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Nuclear Plant Under Construction
TVA Combined-Cycle Plant
TVA Combustion Turbine Plant
TVA Diesel Generator
TVA Pumped-Storage Plant
TVA Customer Service Office
TVA Economic Development Office
TVA Watershed Team Office
Green Power Switch® Solar Site
Green Power Switch® Wind Site
Green Power Switch® Methane Site
0 20 40 60 mi.
Jan. 2013
N

Note
See Power Supply — Coal-Fired for a discussion of idled coal-fired units.

Customers

TVA is primarily a wholesaler of power.  It sells power to LPCs which then resell power to their customers at retail rates.  TVA’s LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems that are not doing business for profit but are operated primarily for the purpose of supplying electricity to the general public or members.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power that exceeds the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other electric systems.

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2013	2012	2011
Sales of electricity
Local power companies	$9,463	$9,506	$10,144
Industries directly served	1,199	1,442	1,440
Federal agencies and other	167	138	139
Total sales of electricity	10,829	11,086	11,723
Other revenues	127	134	118
Operating revenues	$10,956	$11,220	$11,841

Local Power Company Customers

Revenues from LPCs accounted for 86 percent of TVA’s total operating revenues in 2013.  At September 30, 2013, TVA had wholesale power contracts with 155 LPCs.  Each of these contracts requires the LPCs to purchase from TVA all of its electric power and energy consumed within the TVA service area.

All LPCs purchase power under one of three basic termination notice arrangements:

•	Contracts that require five years’ notice to terminate;

•	Contracts that require 10 years’ notice to terminate; and

•	Contracts that require 15 years’ notice to terminate.

The number of LPCs with the contract arrangements described above, the revenues derived from such arrangements in 2013, and the percentage of TVA’s 2013 total operating revenues represented by these revenues are summarized in the table below.

TVA Local Power Company Customer Contracts At September 30, 2013
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in 2013	Percentage of Total Operating Revenues in 2013
		(in millions)
15-year termination notice	6	$155	1.4%
10-year termination notice	47	3,103	28.3%
5-year termination notice	102	6,205	56.6%
Total	155	$9,463	86.3%

Note
(1)  Ordinarily the LPC and TVA have the same termination notice period; however, in contracts with eight of the LPCs with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Also, under TVA’s contract with Bristol Virginia Utilities, a five-year termination notice may not be given by the LPC until January 2018.

TVA’s two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2013, sales to MLGW and NES accounted for nine percent and eight percent, respectively.

The power contracts between TVA and the LPC provide for purchase of power by the LPC at the wholesale rates established by the TVA Board.  Under section 10 of the TVA Act, the TVA Board is authorized to regulate the LPC to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  TVA regulates LPCs primarily through the provisions of TVA’s wholesale power contracts.  All of the power contracts between TVA and the LPCs require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class, and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the LPCs are used only for electric system purposes.  Furthermore, almost all of these contracts specify the specific resale rates and charges at which the LPC must resell TVA power to their customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.  The regulatory provisions in TVA’s wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for an adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

Other Customers

Revenues from directly served industrial customers accounted for 11 percent of TVA’s total operating revenues in 2013.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

The United States Enrichment Corporation ("USEC"), a subsidiary of USEC, Inc., was TVA’s largest directly served industrial customer.  On May 24, 2013, USEC announced the cessation of enrichment activities at its Paducah, Kentucky site. TVA and USEC have subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. These sales arrangements may continue to be extended. Power sales to USEC represented three percent and five percent of TVA's total operating revenues for the years ended September 30, 2013, and 2012, respectively.

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

Rate Methodology

In view of demand for electricity, the level of competition, and other relevant factors, it is reasonable to assume that rates, set at levels that will recover TVA's costs, can be charged and collected from customers. Further, the TVA Board has the discretion to determine when costs will be recovered in rates. As a result of these factors, TVA records certain assets and liabilities that result from the self-regulated ratemaking process that could not otherwise be so recorded under accounting principles generally accepted in the United States. See Note 1 — Cost-Based Regulation and Note 7.

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

TVA's revenue requirements for costs or projected costs (other than the fuel, purchased power, and related costs covered by the fuel rate) are calculated under the DSC methodology as the sum of the following components:

•	Operating and maintenance costs;

•	Tax equivalents (other than the amount attributable to fuel cost-related revenues);

•	Other costs in accordance with the TVA Act; and

•	Debt service coverage.

This methodology reflects the cause-and-effect relationship between TVA's costs and the corresponding rates it charges for its regulated products and services. Once the revenue requirements (or projected costs) are determined, they are compared to the projected revenues for the year in question, at existing rates, to arrive at the shortfall or surplus of revenues as compared to the projected costs. Power rates are adjusted by the TVA Board to a level deemed to be sufficient to produce revenues approximately equal to projected costs (exclusive of the costs collected through the fuel rate).

TVA's wholesale and retail rate structures include time-of-use ("TOU") and seasonal demand and energy ("SDE") rate structures. These rate structures provide price signals intended to incentivize LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. The rates are intended to more closely align TVA's revenues with its costs.

For LPCs, the default wholesale rate structure is seasonal TOU. The wholesale rate provisions originally specified that the SDE option expired in September 2012. In April 2012, the TVA Board approved optional enhanced TOU and SDE structures which became effective in October 2012. TVA allowed LPCs to elect one of these wholesale rate structures and make retail adjustments consistent with their wholesale elections. LPC elections as of October 1, 2013, are as follows: 144 are served under the enhanced TOU structure, five remain served under the default seasonal TOU structure, and six are served under the enhanced SDE structure.

TVA's rates also include a fuel cost recovery mechanism that automatically adjusts its rates each month to recover its fuel costs, which include the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

On August 22, 2013, the TVA Board approved a five-year extension of the environmental adjustment (which commenced in 2004), which reflects the need to collect revenue for environmental expenditures to further TVA's environmental performance, as well as comply with new, more stringent air, water, and waste regulations. The environmental adjustment currently recovers approximately $415 million per year. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Ratemaking. In addition, the TVA Board approved a non-fuel base rate increase of 2.63 percent on wholesale rates. It is anticipated this will increase base revenues by approximately $190 million for 2014.

Power Supply

General

Power generating facilities operated by TVA at September 30, 2013, included 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, 10 coal-fired sites, three nuclear sites, 14 natural gas and/or oil-fired sites, one diesel generator site, 16 solar energy sites, digester gas cofiring capacity at one coal-fired site, biomass cofiring potential (located at coal-fired sites), and one wind energy site, although certain of these facilities were out of service as of September 30, 2013. See Net Capability for a discussion of these out-of-service facilities.  TVA also acquires power under power purchase agreements of varying durations as well as short-term contracts of less than 24-hours in duration.

The following table summarizes TVA’s net generation in millions of kilowatt hours ("kWh") by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Operated Generation Facilities For the years ended September 30 (millions of kWh)
	2013			2012			2011
Coal-fired	62,519		43%	58,584		41%	74,583		52%
Nuclear	52,100		36%	55,244		38%	49,562		34%
Hydroelectric	18,178		12%	12,817		9%	12,706		9%
Natural gas and/or oil-fired	13,102		9%	16,650		12%	6,809		5%
Renewable resources (non-hydro)	9	(1)	<1%	25	(1)	<1%	17	(1)	<1%
Total	145,908		100%	143,320		100%	143,677		100%

Note
(1)  Operation and maintenance issues reduced the available renewable generation during 2013, 2012, and 2011 from several facilities, including those utilizing methane, solar, and wind.

Net Capability

The following table summarizes TVA's summer net capability in megawatts ("MW") at September 30, 2013:

SUMMER NET CAPABILITY(1) At September 30, 2013
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service
TVA-Operated Generating Facilities
Coal-Fired(2)
Allen(3)	Tennessee	3	741	1959	1959
Bull Run	Tennessee	1	863	1967	1967
Colbert(3),(4)	Alabama	5	1,184	1955	1965
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Johnsonville(5)	Tennessee	8	924	1951	1959
Kingston	Tennessee	9	1,398	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee(5)	Kentucky	9	1,206	1953	1955
Widows Creek(5),(6)	Alabama	2	938	1954	1965
Total Coal-Fired		46	12,901
Nuclear
Browns Ferry	Alabama	3	3,309	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	1	1,123	1996	1996
Total Nuclear		6	6,724
Hydroelectric
Conventional Plants	Alabama	36	1,176	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	60	1,891	1912	1972
Pumped-Storage(7)	Tennessee	4	1,616	1978	1979
Total Hydroelectric		113	5,433
Natural Gas and/or Oil-Fired(8),(9)
Simple-Cycle Combustion Turbine
Allen(10)	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	600	1975	2000
Gleason(11)	Tennessee	3	465	2000	2000
Johnsonville	Tennessee	20	1,133	1975	2000
Kemper	Mississippi	4	312	2002	2002
Lagoon Creek	Tennessee	12	941	2001	2002
Marshall County	Kentucky	8	621	2002	2002
Subtotal Simple-Cycle Combustion Turbine		87	5,388
Combined-Cycle Combustion Turbine
Caledonia(12)	Mississippi	3	765	2003	2003
John Sevier(13)	Tennessee	1	870	2012	2012
Lagoon Creek(14)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	920	2003	2003
Southaven	Mississippi	3	774	2003	2003
Subtotal Combined-Cycle Combustion Turbine		11	3,854
Total Natural Gas and/or Oil-Fired		98	9,242

Diesel Generator(15)
Meridian	Mississippi	5	9	1998	1998
Total Diesel Generators		5	9
TVA Renewable Resources (non-hydro)(16)			< 1
Total TVA-Operated Generating Facilities			34,309
Contract Renewable Resources(17)			43
Power Purchase and Other Agreements			2,242
Total Summer Net Capability			36,594

Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) John Sevier Units 1 and 2 were retired on December 31, 2012, and Units 3 and 4 were mothballed on December 31, 2012.
(3) Eight MW of cofired methane at Allen and seven MW of cofired biomass at Colbert are accounted for as coal generation as opposed to TVA Renewable Resources.
(4) Colbert Unit 5 was idled on October 1, 2013.
(5) Includes only active units. See Power Supply — Coal-Fired for a discussion of TVA's idling plans for units.
(6) Widows Creek Units 3 and 5 were retired on July 31, 2013.
(7) All four units at Raccoon Mountain Pumped-Storage Plant were temporarily out of service at September 30, 2013. All units are expected to return to service in 2014.
(8) See Item 2, Properties for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(9) Peak firing of simple-cycle combustion turbine units accounts for an additional 257 MW of short-term capability.
(10) The Allen Simple-Cycle Facility had four units (64 MW) out of service pending maintenance at September 30, 2013.
(11) The units at the Gleason Simple-Cycle Facility were derated to 360 MW as of September 30, 2013, pending maintenance.
(12) Caledonia is currently a leased facility operated by TVA.
(13) John Sevier Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(14) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(15) In February 2013, TVA sold its diesel generators located in Albertville, Alabama.
(16) TVA's three wind turbines (2 MW nameplate capacity) at its Buffalo Mountain Site in Tennessee were not operational as of September 30, 2013, and do not appear to be economical for returning to operation. TVA owns 0.4 MW of solar installations at 16 sites.
(17) Contract Renewable Resources include Generation Partners, Renewable Standard Offer, and 15 wind turbine generators located on Buffalo Mountain. See Power Supply — Purchased Power and Other Agreements for information on renewable energy power purchase contracts.

Coal-Fired

TVA began its coal-fired plant construction program in the 1940s, and its coal-fired units were placed in service between 1951 and 1973. Coal-fired units are either active or inactive. TVA considers units to be in an active state when the unit is generating, available for service, or is temporarily unavailable due to equipment failures, inspections, or repairs.  As of September 30, 2013, TVA had 10 coal-fired plants consisting of 46 active units, accounting for 12,901 MW of summer net capability. As of September 30, 2013, TVA had 14 inactive units. Inactive units may be in three categories: retired, mothballed, or inactive reserve. Retired units are unavailable for service and are not expected to return to service in the future. TVA currently has four retired units: John Sevier Fossil Plant ("John Sevier") Units 1 and 2 and Widows Creek Fossil Plant ("Widows Creek") Units 3 and 5. Mothballed units are unavailable for service but can be brought back into service after some maintenance with an appropriate amount of notification, typically weeks or months.  As of September 30, 2013, TVA had nine mothballed units: Shawnee Fossil Plant ("Shawnee") Unit 10, Johnsonville Fossil Plant ("Johnsonville") Units 7 and 8, Widows Creek Units 1, 2, 4, and 6, and John Sevier Units 3 and 4.  Inactive reserve units are unavailable for service but can be brought back into service after some repairs in a relatively short duration of time, typically measured in days. As of September 30, 2013, TVA had one unit in inactive reserve: Colbert Fossil Plant ("Colbert") Unit 5.  On October 1, 2013, four additional units were mothballed — Johnsonville Units 5, 6, 9, and 10 — and the status of Colbert Unit 5 was changed from inactive reserve to mothballed. TVA refers to units which are in inactive reserve or mothballed status as idled.

Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those of the Clean Air Act ("CAA") and subsequent laws and regulations. Increasing regulatory costs require consideration of whether to make the required capital investments to continue operating, or to decommission these facilities. In April 2011, TVA entered into two agreements (collectively, the "Environmental Agreements").  The first agreement is a Federal Facilities Compliance Agreement with the Environmental Protection Agency ("EPA").  The second agreement is with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation.  Under the Environmental Agreements, TVA agreed to retire 18 of its 59 coal-fired units by the end of 2017 and was generally absolved from any liability, subject to certain limitations and exceptions, under the New Source Review ("NSR") requirements of the CAA for maintenance, repair, and component replacement projects that were commenced at TVA's coal-fired units prior to the execution of the agreements. Failure to comply with the terms of the Environmental Agreements would subject TVA to penalties stipulated in the agreements. TVA is taking the actions necessary to comply with the Environmental Agreements. TVA is confident that it has adequate capacity to meet the needs of its customers after these units are retired.

The following table summarizes the retirement actions TVA is required to take under the Environmental Agreements, and the status of those actions.

Fossil Plant	Total Units	Existing Scrubbers and SCRs(1)	Requirements Under Environmental Agreements	Retirements Implemented or Planned to be Implemented by TVA as a Result of Environmental Agreements
John Sevier	2	None	· Retire two units no later than December 31, 2012	· Retired Units 1 and 2 on December 31, 2012
Johnsonville	10	None	· Retire six units no later than December 31, 2015 · Retire four units no later than December 31, 2017	· Retire six units by December 31, 2015 · Retire four units by December 31, 2017 · Idled Units 7 and 8 effective March 1, 2012 · Idled Units 5 and 6 and Units 9 and 10 on October 1, 2013
Widows Creek	6	Scrubbers and SCRs on Units 7 and 8	· Retire two of Units 1-6 no later than July 31, 2013 · Retire two of Units 1-6 no later than July 31, 2014 · Retire two of Units 1-6 no later than July 31, 2015	· Idled Units 1-6 in October 2011 · Retired Units 3 and 5 on July 31, 2013
Note
(1)  Selective catalytic reduction systems ("SCR").

The following table summarizes the additional actions TVA is required to take under the Environmental Agreements, and other coal-fired generation actions taken or to be taken by TVA.

Fossil Plant	Units Impacted	Existing Scrubbers and SCRs	Requirements Under Environmental Agreements	Other Actions Taken or Planned to be Taken by TVA
Allen	3	SCRs on all three units	Install scrubbers or retire no later than December 31, 2018	Still evaluating what actions to take
Bull Run	1	Scrubber and SCRs on unit	Continuously operate current and any new emission control equipment	Continuously operate existing emission control equipment
Colbert	5	SCR on Unit 5
· Remove from service, control(1), convert(2), or retire Units 1-4 no later than June 30, 2016
· Remove from service, control(1), or retire Unit 5 no later than December 31, 2015
· Control or retire removed from service units within three years
				· Idled Unit 5 in October 2013 · Retire Units 1-5 no later than June 30, 2016
Cumberland	2	Scrubbers and SCRs on both units	Continuously operate existing emission control equipment	Continuously operate existing emission control equipment
Gallatin	4	None	Control(1), convert(2), or retire all four units no later than December 31, 2017	Add scrubbers and SCRs on all four units by December 31, 2017
John Sevier	2	None	· Remove from service two units no later than December 31, 2012 and control(1), convert(2), or retire those units no later than December 31, 2015	· Idled Units 3 and 4 in December 2012 · Units 3 and 4 will be retired by December 31, 2015
Kingston	9	Scrubbers and SCRs on all nine units	Continuously operate existing emission control equipment	Continuously operate existing emission control equipment
Paradise	3	Scrubbers and SCRs on all three units	· Upgrade scrubbers on Units 1 and 2 no later than December 31, 2013 · Continuously operate emission control equipment on Units 1-3
· Upgraded scrubbers on Units 1 and 2 in 2012
· Continuously operate emission control equipment on Units 1-3 · The Board approved the construction of a gas-fired plant at the current location of the Paradise coal-fired plant · Retire Units 1 and 2 after completion of the gas-fired plant

Shawnee	2	None	Control(1), retire, or convert(2) Units 1 and 4 no later than December 31, 2017	· Still evaluating what actions to take with respect to Units 1 and 4 · Idled Shawnee Unit 10 in October 2010
Widows Creek	2	Scrubbers and SCRs on Units 7 and 8	· Continuously operate existing emissions control equipment on Units 7 and 8	· Continuously operate existing emissions control equipment on Units 7 and 8 · Retire Unit 8 in the future
Notes
(1) If TVA decides to add emission controls to these units, TVA must continuously operate the emission controls once they are installed.
(2) Convert to renewable biomass.

As of September 30, 2010, TVA had 14,573 MW (Summer Net Capability) of coal-fired generation. After these planned actions TVA will have 9,098 MW (Summer Net Capability) of coal-fired generation.

TVA is planning to balance its coal-fired generation with lower-cost and cleaner energy generation technologies. TVA’s long-range plans will continue to attempt to balance the costs and benefits of significant environmental investments at its remaining coal-fired plants that do not have scrubbers and/or SCRs. TVA expects to decide whether to control, convert, or retire its remaining coal-fired capacity on a unit-by-unit schedule.

Transmission upgrades may be required to maintain reliability when some coal-fired units become inactive. TVA invested $130 million in such upgrades between 2011 and 2013, and estimates future expenditures for transmission upgrades to accommodate inactive coal-fired units to be approximately $350 million for 2014 to 2020. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

Nuclear

TVA has three nuclear sites consisting of six units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Statistics for each of these units are included in the table below.

TVA Nuclear Power At September 30, 2013
Nuclear Unit	Status	Nameplate Capacity (MW)	Net Capacity Factor for 2013	Date of Expiration of Operating License	Date of Expiration of Construction Permits
Sequoyah Unit 1	Operating	1,221	97.0	2020*	—
Sequoyah Unit 2	Operating	1,221	73.7	2021*	—
Browns Ferry Unit 1	Operating	1,264	82.9	2033	—
Browns Ferry Unit 2	Operating	1,190	80.6	2034	—
Browns Ferry Unit 3	Operating	1,190	93.1	2036	—
Watts Bar Unit 1	Operating	1,270	88.7	2035	—
Watts Bar Unit 2	Under construction	1,220	—	—	2013*

* An extension request has been submitted to the Nuclear Regulatory Commission. See Sequoyah License Renewal and Nuclear Reactor Licensing below.

Nuclear Regulatory Commission Safety Improvements Orders and Other Guidance. In March 2012, the Nuclear Regulatory Commission ("NRC") issued three new safety orders stemming from lessons learned from the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"). The orders require (1) the development of strategies for responding to an interruption of off-site power, (2) the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and (3) the installation of more robust containment venting systems to prevent containment failure due to overpressurization. The first two orders apply to every nuclear reactor in the U.S., including Watts Bar Unit 2, which will be required to comply prior to issuance of its operating license. The third order applies only to certain U.S. boiling water reactors, including Browns Ferry. These reactors are required to improve their containment venting systems to prevent over-pressurization due to the buildup of non-condensable gases such as hydrogen. TVA plans to fully implement the requirements of these three orders which were submitted to the NRC on February 28, 2013. TVA expects to complete the implementation of these orders by 2019, and the cost to comply with these orders is not expected to exceed $220 million.

In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning. Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. At this time, TVA is not able to predict the final outcome of these potential requirements or the associated costs; however, these amounts could be significant.

Since the Fukushima events, the NRC has also issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, are expected to be complete in the first quarter of 2014. Flooding and seismic re-evaluations to determine any further plant modifications are scheduled for completion in mid 2015. In addition to the actions described above, TVA may be required to take further actions to comply with any additional regulatory action that the NRC takes in response to the Fukushima events.

Sequoyah License Renewal. TVA submitted the license renewal applications for both Sequoyah units to the NRC on January 7, 2013. If approved, the licenses for both units would be extended by an additional 20 years to 2040 for Unit 1 and

2041 for Unit 2. The NRC's review of the applications is expected to take up to three years after their submission.  It is possible that the timing of approval of the final license renewal applications could be impacted by the NRC suspension of final decisions on nuclear reactor licensing discussed below.

Nuclear Reactor Licensing.  On August 7, 2012, the NRC suspended final decisions on nuclear reactor licensing in response to a ruling by the the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") that vacated the NRC's Waste Confidence Decision ("WCD") relating to the environmental impact of the long-term storage of nuclear waste.  On September 6, 2012, in response to the ruling, the NRC directed the NRC staff to develop a generic Environmental Impact Statement ("EIS") to support an updated WCD rule, maintaining the option for the staff to conduct some analyses of waste confidence issues on a site-specific basis, if necessary.  Licensing reviews and proceedings may currently continue, but final licenses will not be issued until the NRC completes its reassessment of the environmental impacts of the storage of nuclear waste.  The delay of licensing decisions by the NRC could affect the unit currently under construction at Watts Bar Unit 2, the proposed construction of Bellefonte Unit 1, and the renewal of the licenses for the two units at Sequoyah. All of the procedures and inspections that happen prior to licensing will continue as usual.

Operational Challenges.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Challenges Related to Generation Resources, which discussion is incorporated herein by reference.

Other Nuclear Matters. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Challenges Related to Generation Resources for a discussion of challenges associated with the nuclear program, Note 20 — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 20 — Legal Proceedings for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Hydroelectric and Other Renewable Energy Resources

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 109 generating units throughout the Tennessee River system and one pumped-storage facility for the production of electricity.  At September 30, 2013, these units accounted for 5,433 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generated also depends on the availability of TVA's hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, four hydroelectric dams owned by a third party on the Little Tennessee River and eight U.S. Army Corps of Engineers dams on the Cumberland River contribute to the TVA power system.  See Weather and Seasonality.

In 1992, TVA began a Hydro Modernization Program to address reliability issues on its conventional hydroelectric units and on Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"). At September 30, 2013, modernization had been completed on 55 conventional hydroelectric units and four pumped-storage units. These modernization projects resulted in 422 MW of increased capacity on the conventional units, with an average efficiency gain of approximately five percent. Hydroelectric generation will continue to be an important part of TVA's energy mix. TVA, through its Hydro Modernization Program, continues to assess its remaining conventional hydroelectric units for opportunities to improve reliability and increase capacity.

Raccoon Mountain Pumped-Storage Plant.  The four units at Raccoon Mountain were placed in service during 1978 and 1979. The units, with a total net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power.

Inspections of the turbines in the four units of Raccoon Mountain during 2012 found cracking in the rotor poles and the rotor rims. Because the same type of cracking led to the catastrophic failure of a similar unit in Europe, the Raccoon Mountain units were taken out of service. Raccoon Mountain Unit 2 returned to limited service with a partially restacked rotor in October 2012, but was taken out of service again on January 3, 2013, due to a failed rotor pole clamp. All units are undergoing a maintenance overhaul and are expected to be returned to service in 2014. TVA is dispatching generation from other TVA units and purchasing power if needed to compensate for the loss in generating capacity.

Other Renewable Energy Resources. TVA's renewable energy portfolio includes both TVA owned assets and renewable energy purchases. TVA has 16 solar sites, capability for digester gas and biomass cofiring, and three wind turbines. At September 30, 2013, the wind turbines did not provide any summer net capability because they were not operational, and they do not appear to be economical for returning to operation. The digester gas cofiring capability is accounted for as coal-fired generation summer net capability. The solar sites provide less than one MW of summer net capability. See Power Supply — Purchased Power and Other Agreements for information on renewable energy power purchase contracts.

Natural Gas and/or Oil-Fired

At September 30, 2013, TVA operated 98 combustion turbine power blocks, 87 simple-cycle units and 11 combined-cycle power blocks. The 87 simple-cycle units provide a maximum of 5,388 MW of summer net capability. The 11 combined-cycle power blocks provide a maximum of 3,854 MW of summer net capability. Eighty of the simple-cycle units and one combined-cycle power block are fueled by either natural gas or fuel oil. The remaining seven simple-cycle units as well as the 10 combined-cycle power blocks are fueled by natural gas only. Seventy-six of the simple-cycle units are capable of quick-start response allowing full generation capability in approximately 10 minutes. TVA uses simple-cycle units as peaking or backup units. See Item 2, Properties — Generating Properties for a discussion of lease arrangements into which TVA has entered in connection with certain of the combustion turbine units. Because of TVA's strategy of portfolio diversification and reducing air emissions, TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, and/or lease.

Diesel Generators

In February 2013, TVA sold its diesel generators located in Albertville, Alabama to the city of Albertville. At September 30, 2013, TVA had one diesel generator plant consisting of five units, and these facilities accounted for 9 MW of summer net capability.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2013, TVA acquired approximately 10 percent of the power that it purchased on the power spot market, approximately one percent through short-term power purchase agreements (agreements with a duration of one year or less but longer than the term of spot-market purchase), and approximately 89 percent through long-term power purchase agreements (agreements with a duration of more than one year).

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2014 and 2032, and the most significant of these contracts are described below.

Power Purchase Contracts (Excluding Wind Contracts) At September 30, 2013
Type of Facility	Location	Summer Net Capability (MW)	Contract Termination Date
Lignite	Mississippi	440	2032
Natural gas	Alabama	720	2023

Under federal law, TVA is required to purchase energy from qualifying cogenerators and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.  As of September 30, 2013, there were six suppliers, with a combined capacity of 913 MW, whose power TVA purchases under this law.

As of September 30, 2013, TVA was a party to contracts with eight wind farms for the purchase of energy. Energy is currently provided to TVA under all contracts.  The first began providing 300 MW (nameplate capacity) under a twenty-year contract from a wind farm in Illinois in May 2010.  TVA currently does not purchase the renewable attributes for this energy but has the opportunity to obtain them in the future. The other seven contracts provide TVA with an additional 1,215 MW (nameplate capacity) that include renewable attributes.  These wind farms are located in Illinois, Kansas, and Iowa.  TVA may work with counterparties to renegotiate or even terminate existing arrangements based on its evaluation of the economics of the contracts given that bringing power from distant locations raises transmission issues and costs.

Renewable Wind Contracts As of September 30, 2013
Location of Wind Farm	Wind Farm Nameplate Capacity (in MW)	Date Delivery Began
Illinois	300*	2010
Iowa	198	2010
Iowa	101	2012
Kansas	201	2012
Kansas	165	2013
Illinois	150	2012
Illinois	200	2012
Illinois	200	2013

Note
*TVA is currently purchasing the energy output of this 300 MW of generation. The owner of the facility retains the renewable attributes, but TVA has the option to purchase the renewable attributes of this generation in the future.

In addition, TVA has contracted for 27 MW of nameplate renewable energy capacity from 15 wind turbine generators located on Buffalo Mountain near Oak Ridge, Tennessee, 4.8 MW of nameplate capacity from a landfill gas facility near Knoxville, Tennessee, and 4.5 MW of nameplate capacity from a solar farm in Haywood County, Tennessee.

Technology advancements, such as storage and smart grid, will be needed to address some of the operational issues associated with intermittent renewable energy sources in the future. Regional differences and geographic limitations play a primary role in the types and amount of renewable and clean energy developed across the country. Within the area served by TVA, the most viable renewable resources are hydroelectric, biomass (solid and methane recovery), solar, and wind. Known wind resource potential has increased recently due to studies showing reasonable wind speeds available at higher elevations in this area. If TVA is required to increase its use of renewable resources and the cost of doing so is greater than the costs of other sources of generation, TVA’s costs may increase.

During the past three years, TVA supplemented its power generation through power purchases as follows:

Purchased Power* For the years ended September 30
	2013	2012	2011
Millions of kWh	18,848	25,294	27,168
Percent of TVA’s Total Power Supply	11.4%	15.0%	15.9%

Note
* Purchased power amounts include generation from Caledonia Combined-Cycle Gas Plant, which is currently a leased facility operated by TVA. Additionally, purchased power amounts include generation from Magnolia Combined-Cycle Gas Plant for a portion of 2011. On August 31, 2011, TVA acquired Magnolia.

Cleaner Energy Initiatives

TVA intends to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building and/or leasing assets or entering into power purchase agreements.  TVA also intends to employ a diverse mix of energy generating sources and is working toward obtaining greater amounts of its power supply from clean (low or zero carbon emitting) resources.

Nuclear Generation

Watts Bar Unit 2. On August 1, 2007, the TVA Board approved the completion of Watts Bar Unit 2, which is expected to be completed in CY 2015 and to provide approximately 1,180 MW of summer net capability.  The work on Watts Bar Unit 2 is continuing within the schedule and budget expectations approved by the TVA Board in April 2012.  The current construction permit expired in March 2013. An extension to the permit has been requested and, by regulation, work is allowed to proceed. An extended construction permit is expected to be received from the NRC in the first quarter of 2014. The unit was approximately 80 percent complete at September 30, 2013.

        The primary risks for the project are activities associated with physical project completion and regulatory and licensing issues. The risks include compliance with the NRC requirements resulting from the Fukushima events and resolution of the NRC's Waste Confidence Decision relating to the potential environmental impacts of storage of spent fuel at each reactor site. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Challenges Related to Generation Resources.

For a discussion of legal proceedings related to Watts Bar Unit 2, see Note 20 — Legal Proceedings — Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage and Administrative Proceedings Regarding Watts Bar Unit 2.

Bellefonte Unit 1. The incorporation of Watts Bar Unit 2 lessons learned into the Bellefonte Nuclear Plant ("Bellefonte") Unit 1 completion estimate has revealed some similar problems and inaccuracies. TVA finalized a new estimate to complete Bellefonte Unit 1 during the first quarter of 2014 putting the total estimated cost of completion in the range of $7.5 billion and $8.7 billion. Work at the site has been slowed to better allocate resources on nearer-term priorities as both budget and staffing levels for the project have been reduced in the 2014 budget. TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power.

Other Nuclear Initiatives. In November 2012, the Department of Energy ("DOE") announced a grant award to Babcock & Wilcox ("B&W"), in conjunction with TVA and Bechtel, for small modular reactor ("SMR") development. See Research and Development.

Extended Power Uprate.  TVA is undertaking an Extended Power Uprate ("EPU") project at Browns Ferry that is expected to increase the amount of electrical generation by increasing the amount of steam produced by the reactors. Additional fuel would be added to the reactors during each refueling outage to support the increased steam production.  The NRC license for each reactor must be modified to allow reactor operation at the higher power level.  TVA has submitted license amendment requests and is currently in discussions with the NRC on selected technical issues affecting EPU licensing.  The result of these discussions may impact the amount of power level increase realized by the EPU.  Completion of the licensing process will determine the final implementation schedule.

Energy Efficiency, Demand Response, and Renewable Energy Programs

TVA, in cooperation with its customers, continues to implement a broad portfolio of energy efficiency and demand response ("EEDR") programs designed to help reduce long-term energy supply costs in the TVA service area. TVA realized 521 gigawatt hours ("GWh") and 560 GWh of energy efficiency savings in 2013 and 2012, respectively. EEDR is expected to remain a focus of TVA and to play an important role in the next Integrated Resource Plan.
TVA's Green Power Switch® ("GPS") program is a voluntary program that supports the production of renewable energy by allowing consumers to purchase renewable energy.  In 2000, TVA became the first utility in the Southeast to offer consumers the choice to purchase renewable energy.  In 2012, GPS supported roughly 101,000 MWh of renewable energy.  TVA is continuing to refine the program by testing two additional customer options.  In the original Green Power Switch, consumers buy 150 KWh renewable energy blocks for $4 a month. Supply includes Green-e certified renewable energy generated from TVA-owned and purchased solar, wind, digester gas, and landfill gas generation.  The two pilot options are testing customer demand for a 100 percent solar option sourced from TVA's growing Green Power Providers supply as well as a lower priced bulk option for larger commercial and industrial customers.  Supply for the bulk option is sourced from TVA-contracted renewable energy credits ("RECs") in the greater Southeastern region.  Specifically, the pilot supply will be from the Tapoco Hydroelectric project owned by Brookfield Renewable Energy Partners.

In 2003, TVA developed a Generation Partners ("GP") pilot program to test the interest and feasibility of renewable consumer-owned generation as a source of power for TVA.  Since 2009, TVA has seen the program grow from fewer than 80 installations to more than 1,500 installations in operation providing more than 77 MW of solar, wind, low-impact hydro, and biomass generation.  Solar installations made up 66 MW. The GP pilot program ended on September 30, 2012, and was replaced with the Green Power Providers ("GPP") program, a permanent program that began October 1, 2012.  As of September 30, 2013, the GPP program comprised more than 5 MW of operating generation with over 4 MW of additional approved capacity that has yet to begin generating.

The Renewable Standard Offer ("RSO") program is a voluntary program that began in October 2010 to increase the amount of renewable energy generated in TVA's service territory. Under this program, TVA will purchase certain types of renewable energy at market rates from projects that meet the requirement of the RSO program as long as there is sufficient available capacity in the program. Solar, wind, and specific biomass projects are included in the program. Projects must be greater than 50 kilowatts ("kW"), but no greater than 20 MW in nameplate capacity.  TVA accepted 97 MW of renewable capacity through calendar year 2012.  This included a diverse portfolio of 13 total projects, including over 41 MW of solar, 18 MW of wind, 20 MW of biomass, and 18 MW of landfill gas or methane projects.  TVA demonstrated its continued commitment to renewable energy by issuing an additional 100 MW under the RSO program in 2013.  As of September 30, 2013, TVA had received applications for 22 MWs and expects to receive more before December 31, 2013.

The Solar Solution Initiative ("SSI") is a pilot program that began in February 2012 and provides incentive payments for mid-sized (greater than 50 kW up to 1 MW) solar projects in TVA's RSO program if the projects use local certified installers in the Tennessee Valley region. SSI is a targeted incentive that aims to support the existing local solar industry, while also serving as a recruitment tool for new industry in the Tennessee Valley region, adding investment and jobs. Under this successful program,

TVA has accepted applications totaling 20 MW over the past two years and is currently not accepting additional applications.  TVA is reviewing the pilot program and may extend the initiative after a thorough evaluation is completed.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table summarizes TVA’s expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities* For the years ended September 30 (in millions)
	2013	2012	2011
Coal	$1,890	$1,824	$2,315
Natural gas	504	527	265
Fuel oil	36	46	54
Nuclear fuel	317	319	261
Total fuel	$2,747	$2,716	$2,895

Note
* Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amounts of $73 million, $(36) million, and $31 million for the years ended September 30, 2013, 2012, and 2011, respectively.

The following table indicates TVA’s average fuel expense by generation type for the years indicated:

Fuel Expense Per kWh(1)(2) For the years ended September 30 (cents/kWh)
	2013	2012	2011
Coal	3.07	3.18	3.17
Natural gas and fuel oil	3.89	3.19	3.96
Nuclear	0.61	0.58	0.53
Average fuel cost per kWh net thermal generation from all sources	2.15	2.08	2.21

Note
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense.
(2) In 2012, TVA began allocating 50 percent of its Financial Trading Program gains and losses to fuel expense whereas in 2011 all of the FTP gains and losses were allocated to purchased power expense. In 2013, the allocation changed to 70 percent of FTP gains and losses being allocated to fuel expense and 30 percent of FTP gains and losses being allocated to purchased power expense.

In addition to TVA-owned generating facilities, TVA operates a plant under an operating lease agreement and also has tolling agreements under which it obtains electricity from outside suppliers. Under these agreements, TVA supplies the fuel to produce electricity. The following table indicates the cost of fuel supplied by TVA and also the average fuel expense per kWh for the years indicated:

Natural Gas Purchases for Non-TVA Owned Facilities(1) For the years ended September 30
	2013	2012	2011
Cost of fuel (in millions)	$138	$255	$343
Average fuel expense (cents/kWh)	2.95	2.36	2.42

Note
(1) In 2012, TVA began allocating 50 percent of its FTP gains and losses to fuel expense whereas in 2011 all of the FTP gains and losses were allocated to purchased power expense. In 2013, the allocation changed to 70 percent of FTP gains and losses being allocated to fuel expense and 30 percent of FTP gains and losses being allocated to purchased power expense.

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2013 and 2012 was approximately 32 million tons and 29 million tons, respectively.  At September 30, 2013, and 2012, TVA had 29 days and 28 days of system-wide coal supply at full burn rate, respectively, with net book values of $374 million and $402 million, respectively.

TVA utilizes both short-term and long-term (longer than one year) coal contracts.  During 2013, long-term contracts made up 88 percent of coal purchases and short-term contracts accounted for the remaining 12 percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2013, TVA purchased coal by basin as follows:

•	46 percent from the Illinois Basin;

•	39 percent from the Powder River Basin in Wyoming;

•	14 percent from the Uinta Basin of Utah and Colorado; and

•	one percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Total system coal inventories were at or above target levels for most of 2013 due to lower than planned coal-fired generation.  The following table indicates the delivery methods TVA utilizes for its coal supply:

Percentage of Coal Supply Delivery Methods For the years ended September 30
	2013	2012
Rail	6%	7%
Barge	21%	20%
Barge and rail combination	60%	59%
Truck	13%	14%

Natural Gas and Fuel Oil

During 2013, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to two years and purchased substantially all of its fuel oil requirements on the spot market. Exposure to spot market volatility was managed through TVA’s Financial Trading Program ("FTP").

The net book value of TVA’s natural gas inventory was $7 million at September 30, 2013, and 2012. The net book value of TVA’s fuel oil inventory was $113 million and $99 million at September 30, 2013, and 2012, respectively. At September 30, 2013, all but 17 of TVA’s combustion turbine units were dual-fuel capable, and TVA has fuel oil stored on each of these sites for its dual-fuel combustion turbines as a backup to natural gas.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward five-year (2014-2018) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available.

USEC was TVA’s supplier of enrichment services for uranium for fueling TVA's nuclear units. On May 24, 2013, USEC announced the cessation of enrichment activities at its Paducah, Kentucky facility. TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the market for nuclear fuel.

TVA, the DOE, and certain nuclear fuel contractors have entered into agreements providing for surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) to be blended with other uranium.  The enriched uranium that results from this blending process, which is called blended low-enriched uranium ("BLEU"), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through at least 2016. BLEU fuel was loaded into Sequoyah Unit 2 three times but is not expected to be used in the Sequoyah reactors in the future.

Under the terms of an interagency agreement between the DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, the DOE participates in the savings generated by TVA’s use of this blended nuclear fuel.  See Note 1 — Blended Low-Enriched Uranium Program for a more detailed discussion of the BLEU project.

TVA owns all nuclear fuel held for its nuclear plants.  At September 30, 2013, and 2012, the net book value of this nuclear fuel was $1.3 billion and $1.2 billion, respectively.

Mixed Oxide Nuclear Fuel. Under the DOE Surplus Plutonium Disposition ("SPD") Program, mixed oxide ("MOX") fuel would be fabricated with surplus plutonium and depleted uranium as a replacement for commercial uranium fuel. In February 2010, DOE and TVA entered into an interagency agreement to evaluate the potential use of MOX in reactors at Browns Ferry and Sequoyah. As part of the evaluation of MOX, TVA is participating as a cooperating agency in DOE's development of a supplemental EIS that addresses the potential use of MOX fuel in the TVA reactors. TVA could make a decision in 2014 on whether to continue to pursue the use of MOX fuel. At the earliest, based on the expected production rate of MOX, TVA could start using a small number of MOX fuel assemblies in TVA reactors after 2020. TVA's three criteria for implementing MOX are that it must be environmentally and operationally safe; it must be economical compared to other nuclear fuel used by TVA; and it must be licensed by the NRC for use.  If TVA decides to use MOX fuel and the NRC approves its use, some changes in the operation of the reactors are expected and additional equipment may be required.

Low-Level Radioactive Waste.  Low-level radioactive waste ("radwaste") results from the normal operation of nuclear electrical generation units and includes such materials as disposable protective clothing, mops, and filters. TVA sends shipments of radwaste to burial facilities in Clive, Utah and Andrews, Texas.  TVA is capable of storing some radwaste at its own facilities for an extended period of time, if necessary.

Spent Nuclear Fuel.  Under the Nuclear Waste Policy Act of 1982, TVA (and other domestic nuclear utility licensees) entered into a contract with the DOE for the disposal of spent nuclear fuel.  Payments to the DOE are based upon TVA’s nuclear generation and charged to nuclear fuel expense.  Although the contracts called for the DOE to begin accepting spent nuclear fuel from the utilities by January 31, 1998, the DOE has yet to establish a permanent disposal site for spent nuclear fuel.  TVA, like other nuclear utilities, stores spent nuclear fuel at its nuclear sites.  TVA would have had sufficient space to continue to store spent nuclear fuel as originally scheduled in storage pools indefinitely had the DOE begun accepting spent nuclear fuel at the agreed upon time.  The DOE’s failure to do so in a timely manner required TVA to construct dry cask storage facilities at Sequoyah and Browns Ferry and to purchase special storage containers for the spent nuclear fuel.  The Sequoyah and Browns Ferry dry cask storage facilities have been in use since 2004 and 2005, respectively, and are expected to provide storage capacity through 2026 at Sequoyah and 2018 at Browns Ferry.  Watts Bar has sufficient storage capacity in its spent fuel pool to last until approximately 2015.  In September 2010, the NRC announced its approval of final revisions to its WCD expressing the NRC’s confidence that spent nuclear fuel can be safely stored for at least 60 years beyond the licensed life of any reactor and that sufficient repository capacity will be available when necessary. On June 8, 2012, the D.C. Circuit vacated the NRC's WCD relating to the long-term storage of nuclear waste. On September 6, 2012, in response to that ruling, the NRC directed the NRC staff to develop a generic EIS to support an updated WCD rule within 24 months, maintaining the option for the staff to conduct some analyses of waste confidence issues on a site-specific basis. A draft rule and EIS addressing the decision of the D.C. Circuit were issued for public comment in September 2013. Licensing reviews and proceedings may continue, but final licenses will not be issued until the NRC completes its reassessment of the storage of nuclear waste.  See Power Supply — Nuclear Reactor Licensing.

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001, and as a result, TVA received approximately $35 million for costs incurred through 2004. By agreement with the United States, TVA subsequently recovered an aggregate of approximately $72 million to offset dry cask storage costs incurred from 2005 through 2010.  TVA entered into a settlement agreement with the United States in July 2011 that delineates recoverable and non-recoverable costs and that sets forth a claim submittal and review process. This settlement agreement expires on December 31, 2013, but it may be extended by mutual agreement. On February 15, 2013, TVA received $12 million for its 2011 claim, and on July 30, 2013, TVA submitted a claim of nearly $18 million for 2012 costs.

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

In general, tritium-producing rods are irradiated for one operating cycle, which lasts about 18 months.  At the end of the cycle, TVA removes the irradiated rods and loads them into a shipping cask.  The DOE then ships them to its tritium-extraction facility.  TVA loads a fresh set of tritium-producing rods into the reactor during each refueling outage.  Irradiating the tritium-producing rods does not affect TVA’s ability to safely operate the reactors to produce electricity.

The interagency agreement provides for irradiation services to be performed in Watts Bar Unit 1 and Sequoyah Units 1 and 2.  TVA has provided irradiation services using only Watts Bar Unit 1 since 2003.  TVA believes it can meet the DOE and the DOD tritium requirements using Watts Bar Unit 1 while maintaining Sequoyah reactors as backups.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has 68 interconnections with 12 neighboring electric systems, and delivered nearly 165 billion kWh of electricity to TVA customers in

2013.  In carrying out its responsibility for grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability over the last 14 years in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

To the extent that federal law requires access to the TVA transmission system, TVA offers transmission services to others to transmit power at wholesale in a manner that is comparable to TVA's own use of the transmission system.  TVA has also adopted and operates in accordance with a published Standards of Conduct for Transmission Providers and separates its transmission functions from its marketing functions.

TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation ("NERC") and approved by the FERC. These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system, and include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. At present there are over 100 mandatory standards subject to enforcement containing over 1,200 requirements and sub-requirements that must be met including the NERC revisions to the Transmission Planning ("TPL") Reliability Standards that were approved by FERC on October 17, 2013. Revisions to these standards as well as other standards under consideration, if approved, will require significant resource commitments in future years.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA uses degree days to measure the impact of weather on its power operations.  Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  During 2013, TVA had 735, or 28 percent, more heating degree days and 354, or 17 percent, fewer cooling degree days than in 2012.

	2013	Percent Change	2012	Percent Change	2011
Combined degree days (normal 5,223)	5,095	8.1%	4,714	(14.9)%	5,541

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

After several years of dry weather and drought conditions in the TVA service area, rainfall totals improved in the
Tennessee Valley during 2013 and 2012. Rainfall in the Upper Basin of the Tennessee Valley was 124 percent of normal for 2013 and 102 percent of normal in 2012. Also, runoff was 143 percent of normal in 2013 and 98 percent of normal in 2012. Runoff is the amount of rainfall that is not absorbed by vegetation or the ground and actually reaches the rivers and reservoirs that TVA manages. TVA’s conventional hydroelectric generation increased 39 percent in 2013 as compared to 2012, and decreased two percent in 2012 as compared to 2011. Conventional hydroelectric generation was approximately 126 percent of normal in 2013 and 90 percent of normal in 2012.

Competition

TVA provides electricity in a service area that is largely free of competition from other electric power providers.  This service area is defined primarily by two provisions of law: the fence and the anti-cherrypicking provision.  The fence limits the region in which TVA or LPCs which distribute TVA power may provide power.  The anti-cherrypicking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA’s service area.

From time to time there have been efforts to erode the protection of the anti-cherrypicking provision, and the protection of the anti-cherrypicking provision could be limited and perhaps eliminated by Congressional legislation at some time in the future.

Research and Development

TVA makes investments in science and technological innovation to assist in meeting future challenges in key areas. These are identified as "Signature Technologies" wherein TVA is seeking to establish national leadership in research, development, and demonstration. TVA is currently focused on three Signature Technologies: SMRs, grid modernization ("smart grid") for transmission and distribution systems, and energy utilization technologies, with a particular emphasis on energy efficiency, load management, and electric transportation.

TVA has chosen SMRs as one of three signature technologies that support TVA’s technology innovation mission, and they could provide an important option for clean, base-load energy for TVA’s customers.  TVA is a member of the B&W Power America team, which the DOE selected in November 2012 for a grant award for the design and licensing of B&W mPower SMRs.  Specifically, under a contract that TVA executed with B&W in February 2013, TVA, B&W, and Generation mPower, LLC (a B&W affiliate, minority owned by Bechtel), are preparing a license application to the NRC to license up to four B&W mPowerTM SMRs at TVA’s Clinch River Site in Roane County, TN.  In April 2013, B&W and the DOE executed a cooperative agreement implementing the DOE award, under which TVA (through B&W) is reimbursed by the DOE for roughly half of its qualified site study and license development costs, retroactive to October 2012.  Currently, TVA is performing site characterization work, including gathering meteorological data, surveying species and cultural and archeological resources, and studying site hydrology.  To date, TVA has completed approximately 50 percent of the subsurface studies at the Clinch River site that are necessary to support the environmental review and NRC license application.  TVA will not decide to submit the license application to the NRC until mid-2015, and would not make subsequent construction decisions regarding SMRs at the Clinch River site for several years thereafter.

TVA's grid modernization research goals are to advance the implementation of technology options identified from evolving grid modernization roadmaps which support TVA's transmission system and the LPCs' distribution systems. The focus is on developing and demonstrating technology options that help sustain reliability, lower costs, and mitigate risks for TVA and LPCs. Among the more significant efforts in this area are demonstrations of new power system sensing and control technologies that are designed to increase operator situational awareness, provide better control of power flows, and optimize asset management.

In the area of energy utilization, TVA's near-term concentration is on the development and maintenance of a pipeline of emerging energy efficiency and load management technologies for market and program readiness. TVA's efforts are directed towards demonstrating and validating the performance and reliability of new efficiency technology as well as the value of energy efficiency and load management technologies for both the consumer and the utility. Additionally, TVA is conducting demonstrations to support the development of an electric transportation and infrastructure business plan.

TVA also seeks to leverage research and development activities through partnerships with LPCs, the Electric Power Research Institute ("EPRI"), the DOE, Oak Ridge National Laboratory, other utilities, universities, industry vendors, and participation in professional societies.

Flood Control Activities

The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the United States, averaging 51 inches per year. From October 1, 2012, through September 30, 2013, 62 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through the tributary and main stem dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

During 2013, TVA estimated its reservoir operations averted approximately $750 million in flood damages.

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
There are 49 dams that comprise TVA’s integrated reservoir system.  The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers.  The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for some of TVA’s coal-fired and nuclear power plants.  TVA’s Environmental Policy, which was adopted by the TVA Board in 2008, provides objectives for an integrated approach related to providing cleaner, reliable, and affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship.  The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.  TVA also manages approximately 11,000 miles of shoreline, 650,000 surface acres of reservoir water, and 293,000 acres of reservoir lands for cultural and natural resource protection, recreation, and other purposes.

Strategic guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). The NRP, accepted in August 2011, serves as a 20-year guide for TVA's essential stewardship efforts in managing biological resources (plants, animals, and aquatic species); cultural resources (archaeological sites, historical sites, and artifacts); recreation; water resources; reservoir lands planning; and public engagement. The plan will also guide TVA in achieving the objectives of its Environmental Policy for a more systematic and integrated approach to fulfilling its essential stewardship responsibilities. The NRP was developed with public input including participation from federal and state resource management agencies and the RRSC. Members of the RRSC, established in March 2000, represent public and private stakeholders who benefit from TVA’s management of the river system. They provide recommendations on stewardship activities, including reservoir operations, public-land planning and management, water supply, recreation, infrastructure operation and maintenance, and emergency preparedness. TVA intends to review and update the NRP approximately every five years.

Economic Development Activities

Since its creation in 1933, TVA has promoted the development of the Tennessee Valley. Economic development, along with energy production and environmental stewardship, is one of the integrated purposes of TVA. TVA works with its LPCs, regional, state, and local agencies, and communities to showcase the advantages available to businesses locating or expanding in TVA's service area. TVA's primary economic development goals are to recruit major industrial operations to locate in the Tennessee Valley, encourage the location and expansion of companies that provide quality jobs, prepare communities in the Tennessee Valley for economic growth, and offer support to help grow and sustain small businesses.  TVA seeks to meet these goals through a combination of initiatives and partnerships designed to provide financial assistance, technical services, industry expertise, and site-selection assistance to new and existing businesses.  TVA's economic development efforts helped recruit or expand over 170 companies into the TVA service area during 2013. These companies announced capital investments of approximately $5.0 billion and the expected creation and/or retention of over 52,000 jobs.

Regulation

Congress

TVA exists pursuant to legislation enacted by Congress and carries on its operations in accordance with this legislation.  Congress can enact legislation expanding or reducing TVA’s activities, change TVA’s structure, and even eliminate TVA.  Congress can also enact legislation requiring the sale of some or all of the assets TVA operates or reduce the United States’s ownership in TVA.  To allow TVA to operate more flexibly than a traditional government agency, Congress exempted TVA from all or parts of certain general federal laws that govern other agencies, such as federal labor relations laws and the laws related to the hiring of federal employees, the procurement of supplies and services, and the acquisition of land.  Other federal laws enacted since the creation of TVA that are applicable to other agencies have been made applicable to TVA, including those related to paying employees overtime and protecting the environment, cultural resources, and civil rights.

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

Under section 210 of the FPA, TVA can be ordered to interconnect its transmission facilities with the electrical facilities of qualified generators and other electric utilities that meet certain requirements.  It must be found that the requested interconnection is in the public interest and would encourage conservation of energy or capital, optimize efficiency of facilities or resources, or improve reliability.  The requirements of section 212 of the FPA concerning the terms and conditions of interconnection, including reimbursement of costs, must also be met.

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

Nuclear Regulatory Commission

TVA operates its nuclear facilities in a highly regulated environment and is subject to the oversight of the NRC, an independent federal agency which sets the rules that users of radioactive materials must follow.  The NRC has broad authority to impose requirements relating to the licensing, operation, and decommissioning of nuclear generating facilities.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA’s operating licenses.

Environmental Protection Agency

TVA is subject to regulation by the EPA in a variety of areas, including air quality control, water quality control, and management and disposal of solid and wastes.  See Environmental Matters.

States

The Supremacy Clause of the U.S. Constitution prohibits states, without congressional consent, from regulating the manner in which the federal government conducts its activities.  As a federal agency, TVA is exempt from regulation, control, and taxation by states except in certain areas where Congress has clearly made TVA subject to state regulation. See Environmental Matters.

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

Environmental Matters

TVA’s activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues.

Clean Air Act

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air pollution. The major CAA programs that affect TVA’s power generation activities are described below.

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), sulfur dioxide ("SO2"), nitrogen dioxide ("NO2"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining a NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated attainment areas. Areas not meeting a NAAQS are designated nonattainment areas, and more stringent requirements apply in those areas. This includes stricter controls on industrial facilities and more complicated permitting processes. TVA coal-fired plants can be impacted by these requirements. As NAAQS become more stringent, utilities are expected to come under increasing pressure to further reduce emissions from their existing coal-fired plants in the future.

New Source Review. The NSR provisions of the CAA require that a permit be obtained prior to constructing new major air emission sources or making major modifications to existing air pollution sources. Major modifications are non-routine physical or operational changes that increase the emissions from an air emission source above specified thresholds. The EPA and environmental groups have been actively pursuing NSR enforcement actions against electric utilities since 1999, alleging that typical plant maintenance activities require NSR permits. If violations are found to have occurred, the EPA or state enforcement authorities could require the installation of new pollution control equipment and could impose fines and penalties. The Environmental Agreements resolved most past NSR claims that TVA faced. The Environmental Agreements did not resolve possible claims based on increases in greenhouse gas ("GHG") and sulfuric acid mist, and these claims could still be pursued in the future.

Cross State Air Pollution Rule. In July 2011, the EPA announced the final Cross State Air Pollution Rule ("CSAPR"). This rule was to replace the existing Clean Air Interstate Rule ("CAIR"), effective January 1, 2012. CSAPR was to regulate SO2 and NOx emissions from upwind states that are negatively impacting ozone and fine particulate air quality in downwind states. The rule would have required greater SO2 and NOX reductions than those achieved under CAIR. However, CSAPR was vacated by the D.C. Circuit and now is before the U.S. Supreme Court. CAIR remains in place pending the outcome of this litigation. The EPA has announced that it plans to proceed with a new rulemaking to address attainment of the 8-hour ozone standard. This future CSAPR rule should not have a significant impact on TVA because of the changes that TVA has made to its generation mix and the controls that TVA is installing on coal-fired units to comply with the new Mercury and Air Toxic Standards.

Hazardous Air Pollutants from Industrial, Commercial, and Institutional Boilers. In March 2011, the EPA published a final rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters. The final rule will have minor impacts beginning in the second quarter of 2014 for some of TVA’s startup and auxiliary boilers at its plants. While all plant startup and auxiliary boilers are expected to be exempt from the emission standards due to their limited use, most boilers will be subject to scheduled tuneups to ensure optimized combustion, and TVA will be required to follow work practice standards in order for the boilers to be exempt from emission standards.

Mercury and Air Toxic Standards for Electric Utility Units. Effective April 16, 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA may choose to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The Mercury and Air Toxic Standards are the primary drivers of additional emission controls for TVA's coal-fired plants over the next few years. The rule has been challenged in court, and the resolution of this litigation could affect the compliance dates and/or other requirements.

The Environmental Agreements. See Note 20 — Legal Proceedings — Environmental Agreements.

Acid Rain Program. Congress established the Acid Rain Program to achieve reductions in emissions of SO2 and NOx, the primary causes of acid rain. The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants. TVA continues to reduce SO2 and NOX emissions from its coal-fired plants and the SO2 allowances allocated to TVA under the Acid Rain program are sufficient to cover the operation of its coal-fired plants. In the TVA service area, the limitations imposed on NOx emissions by either the CAIR or CSAPR program are expected to be more stringent than the Acid Rain Program. Therefore, TVA forecasts that the Acid Rain Program will have no impact on TVA other than administrative reporting.

Regional Haze Program. In June 2005, the EPA issued the Clean Air Visibility Rule, amending its CY 1999 regional haze rule, which had established timelines for states to improve visibility in national parks and wilderness areas throughout the United States. Under the amended rule, certain types of older existing sources are required to install best available retrofit technology. To comply with this requirement, certain utilities, including TVA, may have to install additional controls for particulate matter, SO2, and NOx emissions or agree to lower emission limits at plants equipped with such controls. TVA does not anticipate that this program has the potential to impact any unit other than Colbert Unit 5, which was idled in October 2013.

Opacity. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are addressing this issue. The evaluation of a utility’s compliance with opacity requirements is coming under increased scrutiny, especially compliance during periods of startup, shutdown, and malfunction. State implementation plans ("SIPs") developed under the CAA typically exclude periods of startup, shutdowns, and malfunctions, but the EPA has proposed a rule to eliminate such exclusions. The proposed rule should be final in 2014, after which the states must modify their implementation plans by 2016. These new requirements could reduce flexibility and increase operational costs for TVA’s coal-fired plants.

Climate Change

Legislation. Although climate change legislation has failed to progress in the U.S. Congress in past years, there is continuing interest in legislation that could regulate GHG emissions or impose other energy-related restrictions and requirements. If legislation intended to limit GHG emission or impose other energy policies were to become law, such limitations would likely affect TVA’s coal-fired plants and could affect other fossil fuel-fired plants. The costs and impacts or such regulation could be significant for TVA. There is no way to predict the likelihood or form of such legislation at this time.

Regulation. The Obama administration has promulgated a number of regulations that impose limitations upon emissions of GHGs, including CO2 from power plants. The most important of these apply to major new sources of GHGs, including coal-fired and gas-fired power plants, and major modifications of existing plants. On October 15, 2013, the U.S. Supreme Court agreed to hear challenges to some of these rules after the D.C. Circuit upheld them.

The EPA proposed a GHG New Source Performance Standards ("NSPS") rule for new power plants on September 20, 2013. The Administration also announced on June 25, 2013, its plan to issue proposed carbon pollution standards for existing power plants by June 1, 2014, with a deadline of June 1, 2015, for finalizing the existing source standards. The form of these standards is uncertain, but is expected to build upon current efforts, include efficiency improvements, provide flexibility, and take advantage of a wide variety of energy sources and technologies. The states would then have to decide how to implement these existing source standards. The existing source standards are expected to be submitted by states to the EPA for its approval by June 30, 2016. The existing source standards could become effective by December 2016 with compliance required by affected plants possibly by 2019-2021.

Biomass CO2 Emissions. On July 12, 2013, the D.C. Circuit vacated the EPA’s biomass deferral rule, holding that the EPA did not have the authority to temporarily delay regulating biogenic CO2 for three years pending the completion of its study to determine whether biogenic CO2 emissions contribute to increases in CO2 levels in the atmosphere. The EPA is expected to finalize this study by July 2014. In the interim, the regulation of biogenic CO2 under the PSD and Title V programs of the CAA continues to remain uncertain.

Executive Orders. On June 25, 2013, the President released his Climate Action Plan, which includes a broad range of executive actions to mitigate U.S. carbon emissions, manage climate change adaptation efforts, and lead international efforts.

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

International Accords. International agreements and protocols have not been adopted by the United States; accordingly, they would not become binding upon TVA unless and until they are enacted into law.

Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA. See Note 20 — Legal Proceedings — Case Arising out of Hurricane Katrina.

Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks. The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for generation from alternative energy sources, and subsequent impacts to business reputation and public opinion. See Power Supply.

Physical Impacts of Climate Change. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes. In 2011, TVA issued a Statement on Climate Change Adaptation. In 2012, in accordance with Executive Order 13514, TVA prepared a Climate Change Adaptation Action Plan. TVA publicly released the 2012 Climate Change Adaptation Action Plan on February 8, 2013, and public comments were accepted through April 8, 2013. Future adaptation guidance is expected from OMB and the Council on Environmental Quality in the first quarter of 2014 that could impact TVA’s adaptation planning processes. TVA cannot predict the content of the guidance at this time.

Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation stations and its operations.  As discussed earlier in this Item I, Business, TVA has increased its nuclear capacity, modernized its hydroelectric generation system, increased its purchases of renewable energy, and invested in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to reduce energy use in its operations.  The combination of more stringent environmental rules, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions.

Renewable/Clean Energy Standards

Twenty-nine states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources. One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while it does not apply directly to TVA, does apply to TVA’s LPCs located in that state. Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state. TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the four LPCs that sell TVA power in North Carolina.

Legislation has been proposed in Congress in the past to establish a national renewable energy standard ("RES") that could require energy providers, including TVA, to rely more on renewable energy resources. Such legislation has not passed but could be reintroduced in the future.

Water Quality Control Developments

Cooling Water Intake Structures. The EPA has proposed a rule implementing Clean Water Act §316(b) to reduce the impingement of fish and the entrainment of fish eggs and larvae by cooling water intake structures at existing plants that withdraw more than two million gallons-per-day. As proposed, impingement impacts would have to be reduced by no later than 2020, and entrainment impacts would have to be reduced as soon as possible based on site-specific analyses. Issuance of the final rule was extended to allow more time for the EPA to assess cost-benefits and complete consultation under the Endangered Species Act. The consultation under the Endangered Species Act could result in more stringent requirements for plants located on waters with protected species or their designated habitats.

Based upon a notice of data availability ("NODA"), the EPA is now considering identifying “model technologies” that would be designated as compliant with the impingement numeric limits. For TVA intakes, it is probable that installation of fish-friendly traveling screens and a fish return system will be required at most, if not all, coal-fired and nuclear plants. The EPA’s NODA presented no additional discussion of entrainment requirements beyond those initially proposed; thus, the need for entrainment controls is expected to remain a site-specific determination made by the state-designated NPDES permit writer.

Hydrothermal Discharges. The EPA and many states are beginning to focus regulatory attention on potential effects of hydrothermal discharges. Many TVA plants have variances from thermal standards under § 316(a) of the Clean Water Act that may have to be re-justified through new studies. Specific data requirements in the future will be determined based on negotiations between TVA and regulators. If plant thermal limits are made more stringent, TVA may have to install cooling towers at some of its plants and operate installed cooling towers more often. This could result in a substantial cost to TVA.

Steam-Electric Effluent Guidelines. On June 7, 2013, the EPA proposed revisions to the effluent guidelines for the steam electric power generating industry. The rule proposal focuses on stricter limitations on wastewater discharges from ash handling, air pollution control systems, and enhanced mercury air controls. Wastewater streams from air pollution control systems contain pollutants such as metals, total suspended solids, chlorides, and nutrients, which have typically been treated in settling ponds. The EPA identified four preferred alternatives which include numerical limits for each option. Depending on the stringency of the final rule, TVA likely would have to install additional wastewater treatment systems at its coal-fired plants, substantially increasing TVA’s water pollution control costs. The EPA is required to finalize the rulemaking by May 2014.

Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on groundwater contamination associated with coal combustion residuals ("CCRs") management activities such as ash ponds.  Seven of TVA’s eleven coal-fired plants are in some level of state regulatory groundwater assessment.  Three of those plants (Colbert, Gallatin Fossil Plant ("Gallatin"), and Shawnee) have investigations beyond monitoring and reporting.  Four of the seven TVA coal-fired plants (Gallatin, Shawnee, Johnsonville, and Widows Creek) have either underground storage tank groundwater monitoring, or groundwater remediation monitoring with state regulatory involvement.  As a result of these assessments and increased attention, TVA may have to change how it manages CCRs at some of its plants with associated increases in cost. In addition, TVA’s Environmental Research Center facility at Muscle Shoals, Alabama has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

General Clean Water Act Requirements. As is the case in other industrial sectors, TVA and other utilities are also facing more stringent requirements related to the protection of wetlands, reductions in storm water impacts from construction activities, new water quality criteria for nutrients and other pollutants, new wastewater analytical methods, and regulation of herbicide discharges. In addition, other new environmental regulations related to mountain top mining of coal in the Appalachian region under the Clean Water Act may increase the cost of coal that TVA purchases for its plants.

Cleanup of Solid and Hazardous Wastes

Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA Sites. TVA operations at some of its facilities have resulted in oil spills and other contamination that TVA is addressing. At September 30, 2013, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate is approximately $15 million and is included in Accounts payable and accrued liabilities and Other long-term liabilities on the Balance Sheet.

Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 20 — Contingencies — Environmental Matters.

Coal Combustion Residuals. In May 2010, the EPA released the text of a proposed rule describing two possible regulatory options it is considering under RCRA for the disposal of CCRs generated from the combustion of coal by electric utilities and independent power producers. Under one option, CCRs would be regulated as a solid or special waste. Under the other option, CCRs would be regulated as a hazardous waste. Under either option, the EPA would regulate the construction of impoundments and landfills, and seek to ensure both the physical and environmental integrity of disposal facilities. CCRs include fly ash, bottom ash, boiler slag, and flue gas desulfurization materials. If the EPA decides to regulate CCRs as hazardous, the beneficial use of CCRs now sold by TVA and other utilities likely would be impacted, and this could result in requirements to remediate existing CCR management facilities at a substantial cost. The EPA has not announced which regulatory option it will take with respect to the management and disposal of CCRs. TVA is therefore unable to determine the effects of this proposed rule at this time. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. TVA cannot predict the outcome of this litigation.

Kingston Ash Spill. See Note 9 for a discussion of the environmental issues associated with the Kingston ash spill.

Environmental Investments

From 1977 to 2013, TVA spent approximately $5.6 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.

SO2 Emissions. To reduce SO2 emissions, TVA has installed scrubbers on 17 of its coal-fired units, and switched to lower-sulfur coals at 41 coal-fired units. In August 2011, the TVA Board approved adding scrubbers to four units at Gallatin subject to completing appropriate environmental reviews. After these reviews were completed, TVA’s Chief Executive Officer authorized proceeding with the proposed projects.

NOx Emissions. To reduce NOx emissions, TVA installed SCRs on 21 coal-fired units, installed selective non-catalytic reduction systems on two coal-fired units (although TVA is no longer operating one of these systems because of technical challenges), installed High Energy Reagent Technology systems on seven coal-fired units, installed low-NOx burners or low-NOx combustion systems on 46 coal-fired units, optimized combustion on 12 coal-fired units, and began operating NOx control equipment year round when units are operating (except during startup, shutdown, and maintenance periods) starting in October 2008. In addition, in August 2011, the TVA Board approved adding SCRs to four units at Gallatin subject to completing appropriate environmental reviews. After these reviews were completed, TVA's Chief Executive Officer authorized proceeding with the proposed projects.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

Primarily due to the actions described above, emissions of NOx and SO2 on the TVA system have been reduced by 90 percent below peak 1995 levels and by 94 percent below 1977 levels, respectively. These controls also have provided a co-benefit of reducing hazardous air pollutants, including mercury, at some units. For CY 2012, TVA’s emission of CO2 from its sources was 81 million tons, a 23 percent reduction from 2005 levels.  This includes 426 tons from units rated at less than 25

MWs that are not required to report to the EPA.  To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA will continue to report CO2 emissions on a CY basis.

There could be additional material costs if reductions of GHGs, including CO2, are mandated by legislative, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions. A number of emerging EPA regulations establishing more stringent air, water, and waste requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country.

TVA now anticipates spending approximately $1.3 billion through 2022 to add controls to its coal-fired units, which is less than the previous projection of $2.3 billion. This results from increasing reliance on cleaner energy resources and the idling/ retirement of more coal-fired units which TVA otherwise would have had to control.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At September 30, 2013 (in millions)
	Estimated Timetable	Total Estimated Expenditures
Site environmental remediation costs(2)	2014+	$15
Coal combustion residual conversion and remediation(3)	2014-2023	1,400
Proposed clean air control projects(4)	2014-2022	1,300
Clean Water Act requirements(5)	2014-2022	700

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

Employees

On September 30, 2013, TVA had 12,612 employees, of whom 4,613 were trades and labor employees.  Under the TVA Act, TVA is required to pay trades and labor workers hired by TVA and certain of its contractors the rate of wages for work of a similar nature prevailing in the vicinity where the work is being performed.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

Coal combustion residuals.  The federal government has proposed stronger regulations concerning coal combustion residuals, and state governments may impose additional regulations.  These regulations may require TVA to make additional capital expenditures, increase operating and maintenance costs, or even lead it to shut down certain facilities.

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
In certain circumstances, other federal entities may attempt to restrict TVA's ability to access or control its funds. For example, should the United States approach the national debt ceiling, the United States Treasury might, as part of an effort to control federal spending, attempt to require TVA to receive approval before TVA disburses funds. Additionally, the Office of Management and Budget might, in the event that automatic spending cuts go into effect, attempt to require TVA to reduce its budget by a specified percentage. Such attempts to restrict TVA's ability to control or allocate funds could adversely affect its cash flows, results of operations, and financial condition, its relationships with vendors and counterparties, the way it conducts its business, and its reputation.

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

TVA estimates that the cost of remediating the Kingston ash spill will be between $1.1 billion and $1.2 billion.  Actual costs could substantially exceed expected costs.  Also, certain costs that are currently either not probable or reasonably estimable are not included in this estimate, such as future lawsuits, future claims, and costs associated with new laws and regulations.  In addition, TVA expects to spend between $1.5 billion and $2.0 billion to convert its wet CCR facilities to dry collection facilities.  Actual costs may substantially exceed expected costs.

TVA may have to make significant contributions in the future to fund its pension plans.

At September 30, 2013, TVA's qualified pension plan had assets of $7.2 billion compared to liabilities of $11.5 billion.  The qualified plan is mature with approximately 23,000 retirees or beneficiaries receiving benefits of more than $600 million per year. The costs of providing pension benefits depend upon a number of factors, including, but not limited to: provisions of the pension plans; changing employee demographics; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; future government regulation; and levels of contributions made to the plans.

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

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2013, TVA had $24.8 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $43 million and net discount on sale of Bonds of $85 million).

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

Increased Energy Efficiency and Conservation.  Increasingly efficient use of energy as well as conservation efforts may reduce the demand for power. Such a reduction could have a significant impact on TVA, especially if it occurs during an economic downturn or a period of slow economic growth, and could negatively affect TVA's cash flows, results of operations, and financial condition, and could result in higher rates and changes to how TVA operates.

Catastrophic events may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, droughts, floods, tornadoes, wars, national emergencies, terrorist activities, pandemics, and other similar destructive events.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to generate and transmit power; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If costs to construct nuclear units significantly increase or the public determines that nuclear power is less desirable as a result of any of these events, TVA may be forced to forego any future construction at its nuclear facilities or shut them down.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause certain catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could adversely impact TVA.

Weather conditions may influence TVA's ability to supply power and its customers' demands for power.

Extreme temperatures may increase the demand for power and require TVA to purchase power at high prices to meet the demand from customers, while unusually mild weather may result in decreased demand for power and lead to reduced electricity sales.  Also, in periods of below normal rainfall or drought, TVA's low-cost hydroelectric generation may be reduced, requiring TVA to purchase power or use more costly means of producing power. Additionally, periods of either high or low levels of rainfall may reduce river levels and impede river traffic, impacting barge deliveries of critical items such as coal and equipment for power facilities.  Furthermore, high river water temperatures in the summer may limit TVA's ability to use water from the Tennessee or Cumberland River systems for cooling at certain of TVA's generating facilities, thereby limiting its ability to operate these generating facilities.

TVA may incur delays and additional costs in power plant construction and may be unable to obtain necessary regulatory approval.

TVA is completing the construction of Watts Bar Unit 2, evaluating the completion of Bellefonte Unit 1, scheduling major upgrades to and modernization of current generating plants, and evaluating construction of more generating facilities in the future.  These activities involve risks of overruns in the cost of labor and materials as well as risks of schedule delays, which may result from, among other things, changes in regulations, lack of productivity, human error, and the failure to schedule activities properly.  In addition, if TVA does not obtain the necessary regulatory approvals or licenses, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA's cash flows, financial condition, and results of operations could be negatively affected.  Further, if construction projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

TVA is largely restricted to a defined service area.

If demand for power in TVA's service area decreases, TVA's ability to expand its customer base would be constrained by its inability to pursue new customers outside its service area. Accordingly, the reduction in demand would have to be offset by such actions as reducing TVA's internal costs or increasing rates. Any failure of such measures to fully offset the reduced demand for power may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's assumptions about the future may be inaccurate.

TVA uses certain assumptions in order to develop its plans for the future.  Such assumptions include economic forecasts, anticipated commodity prices, cost estimates, construction schedules, power demand forecasts, the appropriate generation mix to meet demand, and potential regulatory environments.  Should these assumptions be inaccurate, or be superseded by subsequent events, TVA's plans may not be effective in achieving the intended results, which could negatively affect cash flows, results of operations, and financial condition, as well as TVA's ability to meet electricity demand and the way TVA conduct its business.

Operating nuclear units subjects TVA to nuclear risks and may result in significant costs that adversely affect its cash flows, results of operations, and financial condition.

TVA has six operating nuclear units, and has resumed construction of Watts Bar Unit 2, which TVA anticipates will be placed in service in CY 2015.  Risks associated with these units include the following:

Nuclear Risks.  A nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. Any nuclear incident in the United States, even at a facility that is not operated by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $114 million per year and a total of $764 million per nuclear incident under the Price-Anderson Act and otherwise negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

Decommissioning Costs.  TVA maintains a Nuclear Decommissioning Trust ("NDT") for the purpose of providing funds to decommission its nuclear facilities.  The NDT is invested in securities generally designed to achieve a return in line with overall equity market performance.  TVA might have to make unplanned contributions to the NDT if, among other things:

The value of the investments in the NDT declines significantly, as it did during the 2008-2009 recession, or the investments fail to achieve the assumed real rate of return;

The decommissioning funding requirements are changed by law or regulation;

The assumed real rate of return on plan assets, which is currently five percent, is lowered by the TVA Board or is overly optimistic;

The actual costs of decommissioning are more than planned;

Changes in technology and experience related to decommissioning cause decommissioning cost estimates to increase significantly;

TVA is required to decommission a nuclear plant sooner than it anticipates; or

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

TVA has been experiencing issues with certain of its nuclear power units, including some issues that the NRC has considered to be of high significance. If these issues continue or if TVA is unable to correct the problems, TVA might voluntarily shut down one or more units or be ordered to do so by the NRC. In either case, placing the unit(s) back into operation could be a lengthy and expensive process, and TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

Additional NRC requirements may negatively affect TVA's cash flows, results of operations, and financial condition or impact TVA's ability to operate its nuclear facilities.

In response to concerns raised by the Fukushima events, the NRC has required TVA, along with other utilities that operate nuclear facilities, to make substantial modifications at its nuclear facilities. Additionally, the NRC is requiring TVA to modify certain of its hydro and nuclear facilities to prevent damage to the nuclear facilities in the event of a catastrophic flood event. Complying with these requirements will require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, financial condition, and reputation. Should TVA be unable to comply with the requirements, TVA may not be able to operate its nuclear facilities as currently contemplated by TVA's generation plans.

TVA's generation and transmission assets or their supporting infrastructure may not operate as planned.

Many of TVA's generation and transmission assets and their supporting infrastructure have been operated more often, or for more prolonged periods, than originally intended. Many of TVA's coal-fired units, for example, have been operating since the 1950s and have been in nearly constant service since they were completed. Additionally, certain of TVA's newer assets have experienced manufacturing defects in essential equipment. If TVA's generation and transmission assets or their supporting infrastructure fail to operate as planned or if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA, among other things:

May have to invest a significant amount of resources to repair or replace the assets or the supporting infrastructure;

May be unable to operate the assets for a significant period of time;

May have to operate less economical sources of power;

May have to purchase replacement power on the open market at prices greater than its generation costs;

May not be able to meet its contractual obligations to deliver power;

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

In addition, the failure of TVA's generation and transmission assets or their supporting infrastructure to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the failure of a containment pond, or an incident at a coal-fired, gas-fired, or nuclear facility.  Any of these potential outcomes may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA's information technology assets may not operate as planned.

All technology systems, no matter how robust, are potentially vulnerable to failures or breaches on account of, among other things, defects in the systems, human error, or physical or cyber attacks. Because of TVA's status as a governmental corporation and TVA's role as predominately the sole power provider for its service territory, TVA may be targeted by individuals, groups, or nation states for cyber attacks. Cyber attacks may target, among other things, TVA's generation facilities, transmission infrastructure, information technology systems, and network infrastructure. TVA's operations are extensively computerized, so a failure or breach of its information technology assets, whether caused by a cyber attack or otherwise, may significantly disrupt operations, including the generation and transmission of electricity, negatively affect TVA's cash flows, results of operations, and financial condition, pose health and safety risks, and result in the compromise of sensitive data. The theft, damage, or improper disclosure of sensitive data may also subject TVA to penalties and claims from third parties.

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

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, significant delays in construction projects, acts or omissions of TVA management, or the perception of such acts or omissions, or a significant dispute with one of TVA's customers.  Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase TVA's cost of doing business, and may potentially lead to the imposition of additional laws and regulations that negatively affect the way TVA conducts its business.

TVA's service reliability could be affected by problems at other utilities or at TVA facilities, or by the increase in intermittent sources of power.

TVA's transmission facilities are directly interconnected with the transmission facilities of neighboring utilities and are thus part of the larger interstate power transmission grid.  Certain of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, TVA uses certain assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities may cause interruptions in TVA's service to TVA's customers, increase congestion on the transmission grid, or reduce service reliability.  In addition, the increasing contribution of intermittent sources of power such as wind and solar may place additional strain on TVA's system as well as on surrounding systems.  If TVA suffers a service interruption, increased congestion, or reduced service reliability, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

TVA's determination of the appropriate mix of generation assets may change.

TVA has determined that its power generation assets should consist of a mixture of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric. In making this determination, TVA took various factors into consideration, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas, the forecasted demand for electricity, and the expense of adding additional air pollution controls to its coal-fired units. If any of these assumptions materially change or are overtaken by subsequent events, then TVA's generation mix may not adequately address its operational needs. Resolving such a situation may require capital expenditures or additional power purchases, and TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected. Additionally, TVA is taking measures to maintain flexibility by keeping certain facilities and sites available as generation options. There are costs associated with maintaining these options that could impact TVA's flows, results of operation, financial condition, and reputation.

Events which affect the supply of water in the Tennessee River system and Cumberland River system may interfere with TVA's ability to generate power.

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  An inadequate supply of water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, and incidents affecting bodies of water not managed by TVA.  While TVA manages the Tennessee River and a large portion of its tributary system in order to provide much of the water necessary for the operation of its power plants, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water to meet the needs of its plants.  If TVA has insufficient water to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.

TVA's supplies of fuel, purchased power, or other critical items may be disrupted.

TVA purchases coal, uranium, natural gas, fuel oil, and electricity from a number of suppliers.  Additionally, TVA purchases other items, such as anhydrous ammonia, liquid oxygen, or replacement parts that are critical to the operation of certain generation assets. Disruption in the acquisition or delivery of fuel, purchased power, or other critical supplies may result from a variety of physical and commercial events, political developments, legal actions, or environmental regulations affecting TVA's suppliers as well as from transportation or transmission constraints.  If one of TVA's suppliers fails to perform under the terms of its contract with TVA, TVA might have to purchase replacement fuel, power, or other critical supplies, perhaps at a significantly higher price than TVA is entitled to pay under the contract.  In some circumstances, TVA may not be able to recover this difference from the supplier.  In addition, any disruption of TVA's supplies could require TVA to operate higher cost generation assets, thereby adversely affecting TVA's cash flows, results of operations, and financial condition.  Moreover, if TVA is unable to acquire enough replacement fuel, power, or supplies, or does not have sufficient reserves to offset the loss, TVA may not be able to operate certain assets or provide enough power to meet demand, resulting in power curtailments, brownouts, or even blackouts.

Failure to attract and retain an appropriately qualified workforce may negatively affect TVA's results of operations.

TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  The inability to attract and retain an appropriately qualified workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects such as Watts Bar Unit 2, and successfully implement its organizational transformation efforts. An extension of the salary freeze for federal employees may aggravate this issue.

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

Investment Price Risk.  TVA is exposed to investment price risk in the NDT, its Asset Retirement Trust ("ART"), and its pension plan.  If the value of the investments held in the NDT or the pension fund either decreases or fails to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds.

Interest Rate Risk.  Changes in interest rates may increase the amount of interest that TVA pays on new Bonds that it issues, decrease the return that TVA receives on short-term investments, decrease the value of the investments in the NDT, the ART, and TVA's pension fund, increase the amount of collateral that TVA is required to post in connection with certain of its derivative transactions, and increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered.

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

On account of the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, TVA has become subject to recordkeeping, reporting, and reconciliation requirements related to its derivative transactions. In addition, depending on how regulatory agencies interpret and implement the provisions of this act, TVA's hedging costs may increase, and TVA may have to post additional collateral and margin in connection with its derivative transactions.  These occurrences may, among other things, negatively affect TVA's cash flows and cause TVA to reduce or modify its hedging activities, which could increase the risks to which TVA is exposed.

TVA may be unable to meet its current cash requirements if TVA's access to the debt markets is limited.

TVA uses cash provided by operations together with proceeds from power program financings and alternative financing arrangements to fund its current cash requirements.  It is critical that TVA continues to have access to the debt markets in order to meet its cash requirements.  The importance of having access to the debt markets is underscored by the fact that TVA, unlike many utilities, relies almost entirely on debt capital since TVA is not authorized to issue equity securities.

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

A downgrade below a contractual threshold may prevent TVA from borrowing under three credit facilities totaling $2.5 billion or posting letters of credit as collateral under these facilities. At September 30, 2013, there were $0.8 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA's liquidity would be negatively affected, for TVA would likely have to post cash as collateral in lieu of letters of credit.

A downgrade may lower the price of TVA securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities.

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

Under the TVA Act, a quorum of the TVA Board is five members. Appointment of a member of the TVA Board requires confirmation by the U.S. Senate following appointment by the President. Further, TVA Board members may not continue in office indefinitely until a successor is appointed. The TVA Board is responsible for, among other things, establishing the rates TVA charges for power as well as TVA's long-term objectives, policies, and plans.  Accordingly, loss of a quorum for an extended period of time would impair TVA's ability to change rates and to modify these objectives, policies, and plans.  Such an impairment would likely have a negative impact on TVA's ability to respond to significant changes in technology, the regulatory environment, or the industry overall and, in turn, negatively affect TVA's cash flows, results of operations, and financial condition.

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

Although many TVA Bonds are listed on stock exchanges, there can be no assurances that any market will develop or continue to exist for any Bonds.  Additionally, no assurances can be made as to the ability of the holders to sell their Bonds or as to the price at which holders will be able to sell their Bonds.  Future trading prices of Bonds will depend on many factors, including prevailing interest rates, the then-current ratings assigned to the Bonds, the amount of Bonds outstanding, the time remaining until the maturity of the Bonds, the redemption features of the Bonds, the market for similar securities, and the level, direction, and volatility of interest rates generally, as well as the liquidity of the markets for those securities.

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

Generating Properties

At September 30, 2013, TVA-operated generating assets consisted of 46 active coal-fired units and 14 inactive coal-fired units, 6 nuclear units, 109 conventional hydroelectric units, four pumped-storage units (all out of service at September 30, 2013, although they are expected to be returned to service later in 2014), 11 combined-cycle power blocks, 87 simple-cycle units (with four units out of service), 5 diesel generator units, one wind energy site (out of service), and 16 solar sites.  In addition, TVA has biomass cofiring potential at its coal-fired sites. See Item 1, Business — Power Supply — Net Capability for a chart that indicates the location, capability, and in-service dates for certain of these properties, which chart is incorporated by reference into this Item 2, Properties.  As of September 30, 2013, 24 of the simple-cycle combustion turbine units were leased to private entities and leased back to TVA under long-term leases. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. TVA is in the process of constructing additional generating assets. For a discussion of these assets, see Item 1, Business — Cleaner Energy Initiatives.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 2,500 circuit miles of 500 kilovolt, 11,400 circuit miles of 161 kilovolt, and 2,200 circuit miles of other voltage transmission lines;

•	513 transmission substations, power switchyards, and switching stations; and

•	1,278 customer connection points (customer, generation, and interconnection).

At September 30, 2013, certain qualified technological equipment and other software related to TVA’s transmission system were leased to private entities and leased back to TVA under long-term leases.

Natural Resource Stewardship Properties

TVA operates and maintains 49 dams and manages the following natural resource stewardship properties:

•	Approximately 11,000 miles of reservoir shoreline;

•	Approximately 293,000 acres of reservoir land;

•	Approximately 650,000 surface acres of reservoir water; and

•	Approximately 80 public recreation areas throughout the Tennessee Valley, including campgrounds, day-use areas, and boat launching ramps.

Additionally, TVA manages over 170 agreements for commercial recreation (such as campgrounds and marinas).

As part of its stewardship responsibilities, TVA approval is required to be obtained before any obstruction affecting navigation, flood control, or public lands can be constructed in or along the Tennessee River and its tributaries.

Buildings

TVA has a variety of buildings throughout its service area in addition to the buildings located at its generation and transmission facilities, including office buildings, customer service centers, power service centers, warehouses, visitor centers, and crew quarters.  The most significant of these buildings are the Knoxville Office Complex and the Chattanooga Office Complex.  TVA also has a significant number of buildings in Muscle Shoals, Alabama, and is implementing strategies to further reduce its Muscle Shoals real property holdings.

Disposal of Property

Under the TVA Act, TVA has broad authority to dispose of personal property but only limited authority to dispose of real property.  The primary, but not exclusive, sources of TVA's authority to dispose of real property are briefly described below:

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2009 through 2013 should be read in conjunction with the audited financial statements and notes thereto (collectively, the "Consolidated Financial Statements") presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2009, 2010, and 2011 financial statement presentations to conform to the 2012 and 2013 presentations.

Selected Financial Data(1)(2) For the years ended, or at, September 30 (dollars in millions)
	2013	2012	2011	2010	2009
Sales (millions of kWh)	161,925	165,255	167,730	173,662	163,804

Peak load (MW)	28,726	31,098	31,434	31,778	32,572

Operating revenues	$10,956	$11,220	$11,841	$10,874	$11,255

Fuel expense	$2,820	$2,680	$2,926	$2,092	$3,114

Purchased power expense	$1,027	$1,189	$1,427	$1,127	$1,631

Operating and maintenance expense	$3,428	$3,510	$3,617	$3,232	$2,395

Net interest expense	$1,226	$1,273	$1,305	$1,294	$1,272

Net income	$271	$60	$162	$972	$726

Construction expenditures	$2,051	$2,119	$2,417	$2,015	$1,793

Total assets	$46,106	$47,334	$46,393	$42,753	$40,017

Financial obligations
Long-term debt, net(3)
Long-term power bonds, net	$22,315	$20,269	$22,412	$22,389	$21,788
Long-term debt of variable interest entities	$1,311	$981	$—	$—	$—
Total long-term debt, net	$23,626	$21,250	$22,412	$22,389	$21,788

Current debt, net(3)
Short-term debt, net	$2,432	$1,507	$482	$27	$844
Current maturities of power bonds	$32	$2,308	$1,537	$1,008	$8
Current maturities of long-term debt of variable interest entities	$30	$13	$—	$—	$—
Total short-term debt, net	$2,494	$3,828	$2,019	$1,035	$852

Total debt(3)	$26,120	$25,078	$24,431	$23,424	$22,640

Capital leases(4)	$43	$35	$5	$47	$77

Membership interests of variable interest entity subject to mandatory redemption(4)	$40	$—	$—	$—	$—

Leaseback obligations	$761	$1,203	$1,282	$1,353	$1,403

Energy prepayment obligations	$510	$612	$717	$822	$927

Notes
(1)  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2013, 2012, and 2011 affecting results in those years.
(2)  See Item 1A, Risk Factors and Note 20 for a discussion of risks and contingencies that could affect TVA’s future financial results.
(3)  See Note 8, Note 10 — Membership Interests of VIE Subject to Mandatory Redemption and Note 12 — Debt Outstanding.
(4)  Included in Accounts payable and accrued liabilities and Other long-term liabilities on the balance sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its operations, and its present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the "Annual Report"). The MD&A includes the following sections:

•	Business and Vision - a general description of its business, its objectives, its strategic priorities, and its core capabilities;

•	Executive Overview - a general overview of TVA's activities and results of operations for 2013;

•	Results of Operations - an analysis of TVA's consolidated results of operations for the three years presented in its consolidated financial statements;

•	Liquidity and Capital Resources - an analysis of cash flows; a description of aggregate contractual obligations; and overview of financial position;

•	Key Initiatives and Challenges - an overview of current and future challenges facing TVA;

•	Critical Accounting Policies and Estimates - a summary of accounting policies that require critical judgments and estimates;

•	Fair Value Measurements - a description of TVA's investments and derivative instruments and valuation considerations;

•	Legislative and Regulatory Matters - a summary of laws and regulations that may impact TVA; and

•	Risk Management Activities - a description of TVA's risk governance and exposure to various market risks.

Business and Vision

Business

TVA operates the nation's largest public power system. At September 30, 2013, TVA provided electricity to approximately 50 large industrial customers, six federal agency customers, and 155 local power company customers of TVA ("LPCs") that serve over nine million people in parts of seven southeastern states.  TVA generates virtually all of its revenues from the sale of electricity, and in 2013 revenues from the sale of electricity totaled $10.8 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA differs from other electric utilities in a number of ways:

1.	TVA is a government corporation.

2.
The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended (as amended, the “TVA Act”), under a provision known as the “fence”; however, another provision of federal law known as the “anti-cherrypicking” provision generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

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

TVA's Renewed Vision

While TVA's mission has not changed since it was established in 1933, the environment in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions, tougher new environmental standards, the need to modernize its generating fleet, and changing customer needs. In 2010, the TVA Board adopted a renewed vision to help TVA lead the Tennessee Valley region and the nation toward a cleaner and more secure energy future, relying more on nuclear power and energy efficiency and less on coal. With this renewed vision, TVA intends to be:

•	The nation's leader in improving air quality;

•	The nation's leader in increased nuclear production; and

•	The Southeast's leader in increased energy efficiency.

In 2011, TVA completed an Integrated Resource Plan ("IRP") which recommended a planning direction consistent with TVA's Environmental Policy and fully supports TVA's renewed vision. The IRP guides TVA in meeting its customers’ power needs while addressing the substantial challenges facing the electric utility industry. The recommended planning direction provides flexibility to make sound choices as economic and regulatory changes occur. Resource recommendations in the plan balance costs, energy efficiency, system reliability, and environmental responsibility for TVA’s stakeholders. TVA is currently undertaking a refresh of the 2011 IRP with the new report expected to be published in 2015.

TVA’s vision sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Vision to Performance

During 2013, TVA set measures and evaluated its operational performance by focusing on seven key indicators. The 2013 results compared with targets for these key indicators are reflected in the following chart.

Corporate Measure	Results Achieved	Threshold	Target	Stretch
Corporate total spend ($ millions)	$766	$809	$792	$774
Total financing obligations over productive assets	75.3%	75.6%	75.2%	74.8%
Nuclear operating availability factor	96.8%	96.1%	97.2%	98.1%
Critical coal seasonal equivalent forced outage rate	5.3%	7.1%	4.6%	2.5%
Combined cycle seasonal equivalent forced outage rate	7.6%	3.6%	2.7%	1.6%
Clean energy percentage	49%	41%	43%	45%
Safe workplace (recordable injuries/hours worked)	.46	1.01	.86	.71

TVA added the clean energy percentage measure in 2013. The measure reflects TVA's commitment to be a leader in cleaner energy as stated in its vision. Nuclear generation, energy efficiency and renewable energy (wind, biomass, solar and hydro) purchases/generation are expressed as a percentage of all purchased power and TVA-operated generation.

Executive Overview

Demand for electricity is contingent on a variety of factors including the economy, weather patterns, and customer usage. The continuing weak economy, loss of a major customer, and growing adoption of energy conservation by customers has resulted in lower demand for TVA power. Although weather patterns were closer to normal for the year ended September 30, 2013 as compared to the same period of 2012, sales were two percent lower primarily due to TVA's largest directly served customer ceasing operations in May 2013 and to a lesser extent from the slow economic recovery in the Tennessee Valley. This decrease in demand from customers contributed to an increase in off-system sales as a result of having excess generation available for resale during 2013.

TVA’s net income for the years ended September 30, 2013 and 2012, was $271 million and $60 million, respectively. Base revenue decreased $230 million for the year ended September 30, 2013, as compared to the same period of 2012. Revenue from the recovery of fuel costs decreased $55 million for the year ended September 30, 2013, as compared to the same period of 2012 due in part to higher hydroelectric generation. TVA’s 29 hydroelectric dams produced more electricity in 2013 than any year in the agency’s 80-year history.

Fuel and purchased power costs decreased for the year ended September 30, 2013, as compared to the same period of 2012 primarily due to increased hydroelectric generation resulting from increased rainfall and runoff during 2013 as compared to 2012. The increase in hydroelectric generation helped to mitigate the increase in fuel costs and lessen the need to purchase power to meet demand. Operating and maintenance costs decreased for the year ended September 30, 2013, as compared to the same period of 2012 primarily due to costs related to post-employment benefits and the timing and duration of outage and maintenance work on nuclear and fossil units. Depreciation expense was also lower during 2013 than 2012 primarily due to the effects of accelerated depreciation of coal-fired units which were idled prior to or early in 2013.

TVA's nuclear program continues to focus on resolving several regulatory items including implementing the orders and guidance stemming from the lessons learned from the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"), implementing fire protection program changes at Browns Ferry Nuclear Plant ("Browns Ferry"), resolving the Nuclear Regulatory Commission ("NRC") finding of "high safety significance" and other findings at Browns Ferry, and resolving NRC findings around Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") hydrology. TVA's nuclear program is also focused on ensuring a seamless integration of Watts Bar Unit 2, which is under construction, into the existing nuclear fleet.

Near-term, TVA is initiating a series of actions to mitigate the effects of lower demand, uncertain weather patterns and operational and environmental challenges resulting in rate pressures. Projecting slower to no growth in the near future, TVA is making operational changes to its generating fleet, continuing cost reduction initiatives across all business units, including staffing reduction recommendations resulting from a recently-conducted organizational study, and other initiatives with a goal of keeping its rates competitive. TVA’s priorities for 2014 and beyond include bringing operating and maintenance expenses in line with revenues, completing Watts Bar Unit 2, evaluating the remainder of its coal-fired fleet, preserving Bellefonte Nuclear Plant ("Bellefonte") as an option for future generation, continuing to explore small modular reactor technology, updating its Integrated Resource Plan, and focusing on attracting and retaining jobs for the Tennessee Valley region. The TVA Board approved a non-fuel base rate increase on wholesale rates for 2014 at its August 2013 board meeting which is intended to generate $190 million in additional revenues.

Longer-term, TVA faces challenges related to fluctuating fuel prices and compliance with current and emerging environmental laws and regulations. In order to comply with these laws and regulations, TVA may install clean air equipment on coal-fired units and replace generating capacity of idled/retired coal-fired units with cleaner-emissions nuclear and gas-fired units. Meeting these needs will require significant capital expenditures on TVA's part. TVA plans to meet these needs through a combination of Bonds, alternative financing arrangements, operating efficiency initiatives, and rates. Although TVA is constrained by the TVA Act, which authorizes TVA to issues Bonds in an amount not to exceed $30.0 billion outstanding at any one time, TVA management believes that the challenges described above can be met without this limit becoming an issue.

Results of Operations

Sales of Electricity

Sales of electricity accounted for virtually all of TVA's operating revenues in 2013, 2012, and 2011. TVA sells power at wholesale rates to LPCs that resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power that exceeds the needs of the TVA system is sold under exchange power arrangements with certain other power systems.

The following table compares TVA’s energy sales statistics for the years ended September 30, 2013, 2012, and 2011:

Sales of Electricity For the years ended September 30 (millions of kWh)
	2013	Percent Change	2012	Percent Change	2011
Local power companies	132,154	0.2%	131,885	(3.8)%	137,042
Industries directly served	26,016	(14.6)%	30,446	6.6%	28,563
Federal agencies and other	3,755	28.4%	2,924	37.6%	2,125
Total sales of electricity	161,925	(2.0)%	165,255	(1.5)%	167,730

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

2013 Compared to 2012

Degree Days
	2013	Normal(1)	Percent Variation	2012	Normal(1)	Percent Variation	2013	2012	Percent Change

Heating Degree Days	3,333	3,360	(0.8)%	2,598	3,381	(23.2)%	3,333	2,598	28.3%

Cooling Degree Days	1,762	1,863	(5.4)%	2,116	1,863	13.6%	1,762	2,116	(16.7)%

Total Degree Days	5,095	5,223	(2.5)%	4,714	5,244	(10.1)%	5,095	4,714	8.1%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011. The 2013 Normal Heating Degree days differ from 2012 due to the occurrence of a leap year in 2012.

Sales of electricity decreased 3.3 billion kilowatt hours ("kWh") for the year ended September 30, 2013, compared to the year ended September 30, 2012, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by TVA's largest directly served industrial customer, which began ceasing operations during the third quarter of 2013 (see 2013 Key Initiatives and Challenges — Customers/Counterparties Risk). Offsetting the decrease from industries directly served was an increase in sales to federal agencies and other due to an increase in off-system sales as TVA had excess generation available for resale.

2012 Compared to 2011

Degree Days
	2012	Normal(1)	Percent Variation	2011	Normal(1)	Percent Variation	2012	2011	Percent Change

Heating Degree Days	2,598	3,381	(23.2)%	3,418	3,360	1.7%	2,598	3,418	(24.0)%

Cooling Degree Days	2,116	1,863	13.6%	2,123	1,863	14.0%	2,116	2,123	(0.3)%

Total Degree Days	4,714	5,244	(10.1)%	5,541	5,223	6.1%	4,714	5,541	(14.9)%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011. The 2012 Normal Heating Degree days differ from 2011 due to the occurrence of a leap year in 2012.

Sales of electricity decreased 2.5 billion kWh for the year ended September 30, 2012, compared to the year ended September 30, 2011, primarily due to a decrease in demand by LPCs. The reduced demand was largely the result of the milder than normal winter during 2012, as compared to the relatively normal winter during 2011. Heating degree days were 23.2 percent below normal during 2012, compared to 1.7 percent above normal during 2011. The customers of LPCs are largely residential and commercial customers whose usage of electricity is typically more temperature-sensitive than that of industrial customers. The decrease in sales of electricity to LPCs during this same period was partially offset by increased demand from industries directly served, primarily by TVA's largest directly served industrial customer, and increased sales to off-system customers.

Financial Results

The following table compares operating results for 2013, 2012, and 2011:

Summary Consolidated Statements of Operations
	2013	2012	2011
Operating revenues	$10,956	$11,220	$11,841
Operating expenses	9,503	9,920	10,404
Operating income	1,453	1,300	1,437
Other income, net	44	33	30
Net interest expense	1,226	1,273	1,305
Net income	$271	$60	$162

Operating Revenues. Operating revenues for 2013, 2012, and 2011 consisted of the following:

Operating Revenues
	2013	Percent Change	2012	Percent Change	2011
Electricity sales
Local power companies	$9,463	(0.5)%	$9,506	(6.3)%	$10,144
Industries directly served	1,199	(16.9)%	1,442	0.1%	1,440
Federal agencies and other	167	21.0%	138	(0.7)%	139
Electricity sales	10,829	(2.3)%	11,086	(5.4)%	11,723
Other revenue	127	(5.2)%	134	13.6%	118
Total operating revenues	$10,956	(2.4)%	$11,220	(5.2)%	$11,841

In April 2011, TVA implemented a revised wholesale rate structure. The rate structure provides price signals intended to encourage LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. Under the revised wholesale structure, weather can positively or negatively impact both volume and effective rates, while only volume was impacted under the former wholesale structure. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. In conjunction with the change, the rate structure was also revised to establish a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in revenue components are summarized below:

	Variance 2013 vs. 2012	Variance 2012 vs. 2011
Fuel cost recovery	$(55)	$(355)
Base revenue	(230)	(294)
Other	21	28
Total	$(264)	$(621)

2013 Compared to 2012

Operating revenues decreased $264 million for the year ended September 30, 2013, compared to the year ended September 30, 2012. The change was primarily due to a $230 million decrease in base revenue and a $55 million decrease in fuel cost recovery. The decrease in base revenue was attributable to a decrease in the effective base rate and lower sales of electricity.  Partially offsetting these decreases was a slight increase in other revenue sources.

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

Operating Expenses. Operating expenses for 2013, 2012, and 2011 consisted of the following:

Operating Expenses For the years ended September 30
	2013	Percent Change	2012	Percent Change	2011
Fuel	$2,820	5.2%	$2,680	(8.4)%	$2,926
Purchased power	1,027	(13.6)%	1,189	(16.7)%	1,427
Operating and maintenance	3,428	(2.3)%	3,510	(3.0)%	3,617
Depreciation and amortization	1,680	(12.5)%	1,919	8.3%	1,772
Tax equivalents	548	(11.9)%	622	(6.0)%	662
Total operating expenses	$9,503	(4.2)%	$9,920	(4.7)%	$10,404

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power For the years ended September 30 (millions of kWh)
	2013		2012		2011
Coal-fired	62,519	38%	58,584	34%	74,583	44%
Nuclear	52,100	32%	55,244	33%	49,562	29%
Hydroelectric	18,178	11%	12,817	8%	12,706	7%
Natural gas and/or oil-fired	13,102	8%	16,650	10%	6,809	4%
Renewable resources (non-hydro)	9	—%	25	—%	17	—%
Total TVA-operated generation facilities	145,908	89%	143,320	85%	143,677	84%
Purchased power	18,848	11%	25,294	15%	27,168	16%
Total power supply	164,756	100%	168,614	100%	170,845	100%

2013 Compared to 2012

Fuel expense increased $140 million for the year ended September 30, 2013, as compared to the prior year, primarily due to the utilization of more expensive generation resources. During 2013, TVA completed four nuclear refueling outages on units at Watts Bar, Browns Ferry, and Sequoyah, which included a steam generator replacement project, compared to two nuclear refueling outages on units at Browns Ferry and Sequoyah during the prior year. This contributed to a six percent decrease in nuclear generation. A seven percent increase in coal-fired generation helped offset the decrease in nuclear generation and contributed to a $197 million increase in fuel expense due to the higher price of coal as compared to nuclear fuel.  While coal-fired generation contributed to the pricing variance, this was partially offset by a 39 percent increase in conventional hydroelectric generation, as a result of a 22 percent increase in rainfall and a 45 percent increase in runoff within the Upper Basin of the Tennessee Valley, and by a reduction in volume from lower sales of electricity of two percent, which decreased fuel expense by $57 million.

Purchased power expense decreased $162 million during the year ended September 30, 2013, as compared to the prior year, primarily due to a 25 percent decrease in the volume of power purchased. Higher market prices for natural gas contributed to the volume decrease, as TVA's primary source of purchased power is natural gas-fired generation. In addition, higher market prices for natural gas resulted in lower realized losses from TVA's financial trading program. Hydroelectric generation also helped to mitigate the need to purchase power to meet demand. Lower volume reduced purchased power expense by $303 million, but the higher market prices for the power that was purchased offset this reduction by $141 million.

Operating and maintenance expense decreased $82 million in 2013 as compared with 2012. The decrease was primarily attributable to a $66 million decrease in coal-fired operations due to approximately 560 fewer outage days for coal-fired units compared with prior year. In addition, scheduled maintenance expense decreased $58 million in 2013 as compared with 2012 in part due to the retirement or idling of less efficient units during 2012 and the first quarter of 2013. The decrease was also due to a $60 million decrease in costs related to post-employment benefits primarily due to the increase in the discount rate assumption used in the actuarial valuation of the liability related to workers’ compensation claims. These decreases were partially offset by a $99 million increase in nuclear expense related to an increase in the number of planned nuclear refueling outages and projects in 2013 as compared with prior year.

Depreciation and amortization expense decreased $239 million in 2013 as compared with 2012, primarily due to a decrease in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Incremental depreciation associated with the idling of coal-fired units was $49 million for the year ended September 30, 2013, compared with $308 million for the year ended September 30, 2012.

Tax equivalents expense decreased $74 million in 2013, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2012 compared to 2011, as tax equivalent payments are calculated based on the previous year's results.

2012 Compared to 2011

Fuel expense decreased $246 million for the year ended September 30, 2012, as compared to the prior year. Overall favorable fuel rates, as a result of the change in the mix of generation resources, accounted for $235 million of the decrease. Coal-fired generation decreased 21 percent while natural gas-fired generation was 145 percent higher as compared to the prior year. This increase was primarily due to greater capacity as a result of the acquisition of the Magnolia Combined-Cycle Gas Plant ("Magnolia") and the completion of the John Sevier Combined Cycle Facility ("John Sevier CCF") and was also due to the increased use of natural gas-fired generation as a result of lower gas prices. The average Henry Hub natural gas spot price in 2012 was $2.73 per mmBtu, which was 34 percent lower than the average price for the prior year. Nuclear generation also helped offset the reduction in coal-fired generation as it increased 11 percent compared to the prior year due to fewer refueling outages. Lower sales of electricity led to a decrease in overall generation, which accounted for the remaining $11 million of the decrease in fuel expense.

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

Operating and maintenance expense decreased $107 million in 2012 from 2011. The primary drivers of this decrease were a reduction of $53 million in nuclear operation expenses due to fewer nuclear refueling outages in 2012, as compared to the prior year, and a decrease in contractor and consultant expense of $37 million. The decrease in contractor and consultant expense was primarily the result of cost savings initiatives undertaken in 2012 in order to offset lower sales and revenues. Other cost saving initiatives undertaken during 2012 included the identification of productivity enhancements to improve the overall cost effectiveness of existing programs and projects as well as project prioritization and reductions in discretionary spending.

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

Tax equivalents expense decreased $40 million in 2012 as compared to 2011. This change is primarily attributable to the increase in the fuel cost-related tax equivalent regulatory liability in 2011 as compared to 2010. The fuel cost-related tax equivalent regulatory liability, which is equal to five percent of the fuel-cost related revenues, increased in 2011 due to the wholesale rate structure implemented on April 1, 2011. Tax equivalent expenses related to fuel cost-related revenues are recognized in the same period the revenues are recognized. Tax equivalent expenses related to all other revenues are recognized in the year paid.

TVA calculates tax equivalent expense by subtracting the prior year fuel cost-related tax equivalent regulatory liability from the tax equivalent payments made to the states and counties and then adding back the current year fuel cost-related tax equivalent liability.

Interest Expense.  Interest expense and interest rates for 2013, 2012, and 2011 were as follows:

Interest Expense For the years ended September 30
	2013	Percent Change	2012	Percent Change	2011
Interest expense(1)
Interest expense	$1,394	(3.5)%	$1,444	0.9%	$1,431
Allowance for funds used during construction and nuclear fuel expenditures	(168)	(1.8)%	(171)	35.7%	(126)
Net interest expense	$1,226	(3.7)%	$1,273	(2.5)%	$1,305

	2013	Percent Change	2012	Percent Change	2011
Interest rates (average)
Long-term outstanding power bonds(2)	5.725%	(2.3)%	5.860%	1.1%	5.799%
Long-term debt of VIE	4.824%	(1.0)%	4.874%	100.0%	—
Membership interests of variable interest entity subject to mandatory redemption	6.887%	100.0%	—%	—%	—%
Discount notes	0.078%	(1.3)%	0.079%	(42.3)%	0.137%
Blended	5.273%	(5.7)%	5.589%	(2.2)%	5.712%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods depicted and interest expense for those periods.

2013 Compared to 2012

Net interest expense decreased $47 million for the year ended September 30, 2013. This was primarily attributable to a decrease in interest expense of $78 million as a result of a decrease in the average interest rate of TVA's outstanding debt. This was partially offset by a $31 million increase primarily due to the amortization of debt reacquisition cost as a result of prior year refinancings and due to the financing of the John Sevier CCF. See Note 8.

2012 Compared to 2011

Net interest expense decreased $32 million for the year ended September 30, 2012. This was primarily the result of a
$45 million increase in the amount of capitalized interest related to allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2. This was partially offset by a $13 million increase in interest expense primarily due to an increase of $34 million related to the financing of the John Sevier CCF. See Note 8 and Note 12 — Secured Debt of VIEs.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2013, TVA had $24.8 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $43 million and net discount on sale of Bonds of $85 million). Due to this limit on the amount of outstanding Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 8), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Issuance of Debt.  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.  Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year.  Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds.  Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

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

The rate test for the one-year period ended September 30, 2013, was calculated after the end of 2013, and TVA met the test’s requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30 2013	For the year ended September 30 2013	At September 30 2012	For the year ended September 30 2012	At September 30 2011	For the year ended September 30 2011
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount notes	$2,432	$1,887	$1,507	$1,148	$482	$363
Weighted Average Interest Rate
Discount notes	0.042%	0.078%	0.085%	0.079%	0.001%	0.137%
Maximum Month-End Amount Outstanding (During Period)
Discount notes	N/A	$3,261	N/A	$2,550	N/A	$1,401

TVA held a higher balance of short-term debt at September 30, 2013, than at September 30, 2012, due to debt portfolio management decisions.  The average balance of short-term debt was higher in 2013 than 2012 due to the decision to hold a higher percentage of the debt portfolio in short-term debt to take advantage of historically low short-term rates.  TVA held a higher balance of short-term debt at September 30, 2012, than at September 30, 2011, due to the timing of cash flows and debt portfolio management decisions. The average balance of short-term debt was higher in 2012 than 2011 due to heavy refinancing activity throughout the fiscal year and the decision to hold a higher percentage of the debt portfolio in short-term debt to take advantage of historically low short-term rates.  The variance in the average interest rate on discount notes is primarily due to changes in market conditions.

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

During 2013 and 2012, TVA issued $2.2 billion and $1.1 billion of power bonds, respectively, and redeemed $2.4 billion and $2.7 billion of power bonds, respectively.  Power bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at September 30, 2013 were $24.8 billion (including current maturities) and at September 30, 2012 were $24.1 billion (including current maturities). For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2013, and 2012, including rates, maturities, outstanding principal amounts, and redemption features, see Note 12 — Debt Securities Activity and Debt Outstanding.

TVA Bonds are traded in the public bond markets. TVA's Bonds are listed on the New York Stock Exchange ("NYSE") except for TVA's discount notes, the 2009 Series A and B power bonds, and the power bonds issued under TVA's electronotes® program. TVA's Putable Automatic Rate Reset Securities are traded on the NYSE under the exchange symbols “TVC” and “TVE.” Other NYSE-listed bonds are assigned various symbols by the exchange, which are noted on the NYSE's web site. TVA has also listed certain bonds on foreign exchanges from time to time, including the Luxembourg, Hong Kong, and Singapore Stock Exchanges. See Item 1A, Risk Factors for additional information regarding the market for TVA's Bonds.

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. According to statements made by nationally recognized credit rating agencies, the credit ratings of the United States government remain under negative pressure despite recent legislative developments, and additional fiscal measures may be needed to improve the outlook on the government's bond ratings. Additionally, TVA may be impacted by how the U.S. government addresses the situation of approaching its debt limit. In June 2013, one credit rating agency changed the outlook for the ratings of the United States from negative to stable, citing receding fiscal risks, and subsequently changed the outlook on TVA from negative to stable. In October 2013, one credit rating agency placed the ratings on the United States sovereign debt on rating watch negative, and subsequently placed TVA's rating on rating watch negative. Rating watch is typically event driven, while the negative status indicates a heightened probability of a downgrade.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2014 and has a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2013. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

The following table provides additional information regarding TVA's funding available in the form of three long-term revolving credit facilities. The credit facilities accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. See Note 12 — Credit Facility Agreements and Note 14 — Other Derivative Instruments — Collateral.

Summary of Long-Term Credit Facilities At September 30, 2013 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.2	$—	$0.8
December 2017	1.0	0.1	—	0.9
April 2018	0.5	0.5	—	—
	$2.5	$0.8	$—	$1.7

Lease Financings. On August 9, 2013, TVA entered into a $400 million leasing transaction whereby it agreed to lease for a term of approximately thirty-one years Southaven Combined Cycle Combustion Turbine Facility ("Southaven CCF") to Southaven Combined Cycle Generation, LLC ("SCCG"). The lease was funded through SCCG's issuance of $360 million of secured notes and $40 million of membership interests subject to mandatory redemption. On the same date, TVA agreed to lease the facility back from SCCG for a term of twenty years, at the end of which the head lease will terminate so long as TVA is not in default. TVA used the proceeds from the transaction primarily for the re-acquisition of the 90 percent undivided interest in the Southaven CCF held by Seven States Southaven, LLC ("SSSL"), a subsidiary of Seven States Power Corporation ("Seven States"). See Note 13 — Lease/Leasebacks.

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

TVA has determined that SCCG, JSCCG and Holdco are variable interest entities of which TVA is the primary beneficiary and, as such, TVA is required to account for the entities on a consolidated basis. See Note 8, Note 10 — Membership Interests of VIE Subject to Mandatory Redemption, and Note 12 — Secured Debt of VIEs.

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2013	2012	2011
Cash provided by (used in):
Operating activities	$2,597	$2,574	$2,437
Investing activities	(2,385)	(2,513)	(3,142)
Financing activities	522	300	884
Net change in cash and cash equivalents	$734	$361	$179

Operating Activities

2013 Compared to 2012

Net cash flows provided by operating activities increased by $23 million in 2013 compared to 2012. This increase is due to the increase in net income, cash savings from the increased use of hydroelectric generation as a result of increases in rainfall and runoff, the use of coal inventories which had been built up during the prior year, and the decrease in TVA’s required posting of cash collateral associated with commodity hedges.  These increases were partially offset by higher costs accrued in 2012, which were subsequently paid in 2013, compared to the significantly lower costs accrued at September 30, 2013, as a result of TVA’s efforts to improve cost management, working capital, and operational performance.

2012 Compared to 2011

Net cash flows provided by operating activities increased $137 million in 2012 compared to 2011. This increase was primarily due to the cost savings initiatives undertaken in the second quarter of 2012, which resulted in decreased contractor and consultant services and reductions in discretionary spending. Additionally, nuclear operations expenditures decreased due to fewer nuclear refueling outages in 2012 as compared to the prior year. No pension contributions were required during 2012 as a result of significant market returns and TVA prefunding its required annual qualified defined benefit pension plan contributions for years 2010 through 2013 with a $1 billion contribution in 2009.  In 2011, TVA made an additional discretionary contribution of $270 million due, in large part, to poor market returns during that year.

Investing Activities

2013 Compared to 2012

The majority of TVA's investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities decreased $128 million in 2013 compared to 2012. This change was primarily due to the timing, prioritization, and cancellation of certain capital projects.

2012 Compared to 2011

The majority of TVA's investing cash flows are related to investments in property, plant, and equipment for new generating assets, as well as additions and upgrades to existing facilities including an increase on spending for clean air projects and converting wet coal combustion residual ("CCR") facilities to dry collection facilities.

Net cash flows used in investing activities decreased $629 million in 2012 compared to 2011.  The decrease was due to the August 2011 purchase of a combined cycle plant for $436 million and a $298 million decrease in cash spent on major projects due primarily to a delay in the completion of Watts Bar Unit 2 and a deferral of non-critical projects due to the lower planned revenue for 2012.

These changes were offset by a $145 million increase in Nuclear fuel expenditures for 2012 compared to 2011, due to an increase in the number of future refueling outages for which fuel was purchased.

Financing Activities

2013 Compared to 2012

Net cash flows provided by financing activities increased $222 million in 2013 compared to 2012 due to an increase in the net issuances of debt as a result of TVA’s election to maintain higher cash balances due to the timing of cash flows and debt portfolio management decisions. See Liquidity and Capital Resources — Sources of Liquidity — Issuance of Debt. The increase of Payments on leases and leasebacks is due to the reacquisition of the Southaven CCF, the financing of which resulted in proceeds from a $360 million secured notes issuance and the issuance of $40 million of membership interests. See Note 8 — Southaven.

2012 Compared to 2011

Net cash flows provided by financing activities decreased by $584 million in 2012 compared to 2011 primarily due to an increase in long-term debt redemptions net of long-term debt issuances, partially offset by an increase in short-term debt issuances. The increase in long-term debt redemptions reflects more maturing bonds and an elective redemption (call) of bonds.  TVA had decreased short-term debt levels by issuing long-term debt in order to take advantage of declining interest rates, and in anticipation of upcoming maturities of debt.  The increase in short-term debt in 2012 was to fund bonds redeemed. The $1.0 billion long-term debt Issues of variable interest entities occurred in January 2012.  See Note 12 — Secured Debt of VIEs.

Cash Requirements and Contractual Obligations

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Future Planned Construction Expenditures(1) As of September 30
	Actual		Estimated Construction Expenditures
	2013		2014	2015	2016
Watts Bar Unit 2	$564		$652	$374	$99
Other capacity expansion expenditures(2)	26		16	40	102
Environmental expenditures	196		448	280	197
Coal combustion residual	75		99	132	113
Transmission expenditures	172		339	405	458
Other capital expenditures(3),(4)	873		798	831	823
Total construction expenditures	$1,906	(5)	$2,352	$2,062	$1,792

Notes
(1)   TVA plans to fund these expenditures with cash from operations and proceeds from power program financings.  This table shows only expenditures that are currently planned.  Additional expenditures may be required, among other things, for TVA to meet growth in demand for power in its service area or to comply with new environmental laws, regulations, or orders.
(2) Does not include the $1.1 billion estimated cost of the Paradise natural gas-fired plant approved by the TVA Board on November 14, 2013.
(3)  Other capital expenditures are primarily associated with short lead time construction projects aimed at the continued safe and reliable operation of generating assets.
(4) In November 2013, in accordance with the regulated operations property, plant and equipment accounting guidance, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte as a regulatory asset.
(5)  The numbers above exclude AFUDC, capitalized during the year, related to construction expenditures, of $168 million and the change in capital expenditures of $23 million. Of this amount, $23 million is reflected on TVA's consolidated balance sheets in a regulatory asset account.

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

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenses.  The following table sets forth TVA’s estimates of future payments at September 30, 2013.  See Note 8, Note 9, Note 10, Note 12, Note 13, Note 16, and Note 20 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2014	2015	2016	2017	2018	Thereafter	Total
Debt(1)	$2,464	$1,032	$32	$1,555	$1,682	$18,056	$24,821
Interest payments relating to debt	1,200	1,207	1,162	1,148	1,059	18,121	23,897
Debt of VIEs	30	32	33	35	36	1,175	1,341
Interest payments relating to debt of VIEs	62	60	58	58	56	747	1,041
Lease obligations
Capital	5	5	5	5	5	36	61
Non-cancelable operating	37	30	29	28	27	87	238
Purchase obligations
Power	219	204	219	231	230	3,336	4,439
Fuel	1,419	1,176	794	442	498	2,002	6,331
Other	255	210	184	182	502	1,221	2,554
Environmental Agreements	73	80	63	41	14	—	271
Membership interests of variable interest entity subject to mandatory redemption	2	2	2	2	2	30	40
Interest payments related to membership interests of variable interest entity subject to mandatory redemption	3	3	3	2	2	16	29
Nuclear power	11	36	1	—	—	—	48
Litigation settlements	11	2	—	—	—	—	13
Environmental cleanup costs-Kingston ash spill	102	67	—	—	—	—	169
Payments on other financings	100	104	104	104	104	401	917
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	10	—	—	—	—	—	10
Return on Power Program Appropriation Investment	5	8	8	8	8	93	130
Total	$6,008	$4,258	$2,697	$3,841	$4,225	$45,321	$66,350

Note
(1) Does not include noncash items of foreign currency exchange loss of $43 million and net discount on sale of Bonds of $85 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts. See Note 1 — Energy Prepayment Obligations and Discounts on Sales.

Energy Prepayment Obligations Obligations due in the year ending September 30
	2014	2015	2016	2017	2018	Thereafter	Total
Energy Prepayment Obligations	$100	$100	$100	$100	$100	$10	$510

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from customers of TVA's LPCs in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  At September 30, 2013, the carrying amount of the loans receivable, net of discount, was approximately $150 million.  Such amounts are not reflected in the Commitments and Contingencies table above. The carrying amount of the financing obligation was approximately $186 million.

Liquidity Challenges Related to Generation Resources

Nuclear Regulatory Commission Safety Improvement Orders and Other Guidance. In March 2012, the NRC issued three new safety orders stemming from lessons learned from the Fukushima events. The orders require (1) the development of strategies for responding to an interruption of off-site power, (2) the addition of more reliable instruments to measure water levels in cooling pools where spent nuclear fuel is stored, and (3) the installation of more robust containment venting systems to prevent containment failure due to overpressurization. The first two orders apply to every nuclear reactor in the U.S., including Watts Bar Unit 2, which will be required to comply prior to issuance of its operating license. The third order applies only to certain U.S. boiling water reactors, including Browns Ferry. These reactors are required to improve their containment venting systems to prevent over-pressurization due to the buildup of non-condensable gases such as hydrogen. TVA's plans to fully implement the requirements of these three orders were submitted to the NRC on February 28, 2013. TVA expects to complete the implementation of these orders by 2019, and the cost to comply with these orders is not expected to exceed $220 million.

In addition to these orders, the NRC issued requests for information from U.S. nuclear operators regarding earthquake and flood risks and emergency planning. TVA has submitted the required information in accordance with the NRC schedule. Based on the information provided in response to these requests, the NRC will determine if additional regulatory requirements are needed for these subjects. At this time, TVA is not able to predict the final outcome of these potential requirements or the associated costs; however, these amounts could be significant.

Since the Fukushima events, the NRC has also issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, are expected to be complete in the first quarter of 2014. Flooding and seismic re-evaluations to determine any further plant modifications are scheduled for completion in mid 2015. In addition to the actions described above, TVA may be required to take further actions to comply with any additional regulatory action that the NRC takes in response to the Fukushima events.

Browns Ferry. In March 2013, TVA submitted a license amendment request to the NRC requesting a change to Browns Ferry's operating license to transition to a risk-based fire protection program as defined under the fire code commonly referred to as the National Fire Protection Association Standard 805. As scoped in the license amendment request, design and modifications will be performed over the next six years. Cost estimates are still being developed and costs are expected to be significant.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" conditions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that in the case of such an event, flood waters would pass safely and would not cause failure of these dams. TVA implemented interim dam modifications in the first quarter of 2010 by installing engineered, interconnected, fabric-lined containers filled with compacted crushed stone to protect four dams. The permanent solution to a probable maximum flood event is to raise the four dams. Construction is scheduled to begin in the spring of 2014, and TVA has made a commitment to the NRC to complete construction by October 2015.

    As discussed above under Nuclear Regulatory Commission Safety Improvement Orders and Other Guidance, the NRC has issued requests for information from U.S. nuclear operators regarding flood risks. In response to this request, TVA is performing additional hydrological analyses. In March 2013, TVA advised the NRC that it will complete these analyses in 2015. The results of these analyses and the NRC's response to the information could identify the need for additional modifications.

In June 2012, TVA committed to the NRC to make a series of near-term and longer-term improvements to reduce flooding concerns at Watts Bar and Sequoyah (in addition to the permanent dam modifications described above). The near-term improvements involve the construction of flood barriers around specific components and enhancements to systems at the plants. Any specific improvements will be identified after the completion of necessary technical and environmental reviews.

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of the hydrology issues associated with Watts Bar and Sequoyah. These apparent violations were discussed at a regulatory conference with the NRC in April 2013. In June 2013, the NRC issued the final significance determination of these apparent violations. The NRC concluded that there were two violations of low to moderate safety significance and one Severity Level III violation at Sequoyah and one violation of substantial safety significance, one violation of low to moderate safety significance, and one Severity Level III violation at Watts Bar. As a result, TVA will be subject to additional supplemental inspections with respect to these issues.

The total cost of the hydrology improvements described above are being evaluated, and the evaluation should be completed by 2015. The costs associated with these improvements could be significant.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion, and TVA plans to bring Unit 2 into commercial operations by December 2015. The unit was approximately 80 percent complete at September 30, 2013.

The NRC agreed in April 2013 with the industry’s approach to address seismic issues associated with the Fukushima events, which reduced uncertainty in TVA’s implementation of actions to resolve this issue. Progress by the NRC in addressing waste confidence (relating to the potential environmental impacts of storage of spent fuel at each reactor site) also improves the likelihood that this issue will be resolved in a timely fashion. The current construction permit expired in March 2013. An extension to the permit has been requested, and by regulation, work is allowed to proceed. An extended construction permit is expected to be received from the NRC in the first quarter of 2014.

Bellefonte Unit 1. The incorporation of Watts Bar Unit 2 lessons learned into the Bellefonte Unit 1 completion estimate has revealed some similar problems and inaccuracies. TVA finalized a new estimate to complete Bellefonte Unit 1 during the first quarter of 2014 putting the total estimated cost of completion in the range of $7.5 billion and $8.7 billion. Work at the site has been slowed to better allocate resources on nearer-term priorities as both budget and staffing levels have been reduced in the 2014 budget. TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power.

Off-Balance Sheet Arrangements

At September 30, 2013, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

Generation Resources

Coal-Fired Units. Due to the age, lower capacity, and lower efficiency of TVA's older coal-fired units, it may not be economical to continue to operate some units in the future, particularly if new environmental laws or regulations become effective. The decision to idle or retire coal-fired units from its generation fleet will be influenced in part by the two environmental agreements reached in April 2011 (the "Environmental Agreements") (see Note 20 — Legal Proceedings — Environmental Agreements) and by the cost of adding emission control equipment to existing units.

Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. As of September 30, 2013, TVA had already retired four coal-fired units with a summer net capability of 574 MW, and TVA idled an additional five coal-fired units with a summer net capability of 968 MW on October 1, 2013. See Item 1, Business — Power Supply — Coal-Fired for the schedule of future idling decisions.

In March 2013, TVA announced it is proceeding with a $1.1 billion emissions control project at Gallatin Fossil Plant. The project includes the dry installation of selective catalytic reduction ("SCR") systems, scrubbers, and baghouses at all four units of the 976 MW plant. The dry scrubbers and associated baghouses are expected to be completed in 2016, and the SCR systems are expected to be completed in 2017. TVA also plans to locate a Particulate Matter Continuous Emissions Monitor ("PM CEM") on the common stack for Shawnee Fossil Plant Units 6-10. TVA had been evaluating a particulate control option for Paradise Fossil Plant ("Paradise") Units 1 and 2 or a gas-fired replacement generation option to meet the requirements of the Mercury and Air Toxics Standard ("MATS").  At its November 14, 2013 meeting, the TVA Board canceled its August 2012 conditional budget authorization for a particulate control project and approved the construction of a natural gas facility at Paradise.  Upon completion of the natural gas-fired facility at the Paradise site, Paradise coal-fired Units 1 and 2 will be retired. Paradise Unit 3, a coal-fired unit, would continue to be operated.

Discontinuing the use of some coal-fired units may be constrained by transmission expansion that will be required before the units are taken out of service. TVA invested $130 million in transmission upgrades between 2011 and 2013 and estimates future expenditures for transmission upgrades to accommodate inactive coal-fired units to be approximately $350 million for 2014 to 2020.

Nuclear Generation. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure. The NRC concluded that the valve failure, and TVA's inability to identify the failure, was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process. As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight. A series of intensive inspections and assessments began in the fall of 2011. In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance to support the NRC's supplemental inspections of Browns Ferry related to the 2011 red finding. TVA noted that while, at that time, much improvement remained to be realized, there were initial indications that improvement was occurring. Subsequently, in February 2013, TVA notified the NRC that

Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). The NRC completed this inspection, conducted a public meeting on July 11, 2013, and formally notified TVA of the results by issuing a Confirmatory Action Letter on August 22, 2013. The Confirmatory Action Letter specified 10 actions that must be completed by November 2013 as well as additional longer-term actions that must be completed between May and December of 2014.

On January 7, 2013, TVA submitted the license renewal application to the NRC for Sequoyah Units 1 and 2. If approved, the operating licenses for both units would be extended by an additional 20 years, to 2040 for Unit 1 and 2041 for Unit 2. The NRC's review of the applications may take up to three years. It is possible that the approval of the license renewal applications could be impacted by the NRC’s consideration of industry-wide issues, such as revisions to the Waste Confidence Decision, finalization of regulations in response to Fukushima events and other guidance, and the administrative proceeding opposing the renewal of the operating license.

Nuclear power is a core component of TVA’s energy portfolio. TVA is addressing the operating issues at Browns Ferry and its other nuclear units and is accelerating required performance improvement at all plants. To this end, the TVA Board has approved the expenditure of up to $97 million through 2015 to accelerate improvements in Browns Ferry's performance and reliability. Recent inspections by the NRC have acknowledged improvements, but TVA continues to receive additional inspections of its nuclear fleet.

Status of Other Generation Units. TVA had several hydroelectric and combustion turbine units removed from service as of September 30, 2013. All four units at Raccoon Mountain were out of service as of September 30, 2013, because of cracking in the rotor poles and the rotor rims. These units are undergoing a maintenance overhaul and are expected to return to service in 2014. TVA is dispatching generation from other TVA units and purchasing power, if needed, to compensate for the loss in generating capacity.

Effective May 1, 2012, four simple-cycle combustion turbine units at TVA’s Allen Fossil Plant ("Allen"), with a total net summer capability of 64 MW, were designated as temporarily unavailable for operation until repairs have been performed.
The units are expected to return to service in 2014.

Capacity Agreement. On December 27, 2012, TVA signed a 10-year conversion services agreement with Calpine Energy Service, L.P. ("Calpine"), that gives TVA exclusive rights to the Decatur Energy Center in Decatur, Alabama, a 720 MW summer capacity, natural gas-fired combined cycle plant. Under this conversion services agreement, TVA will deliver natural gas to the plant, and the plant, which is owned and operated by affiliates of Calpine, will convert the natural gas to electricity and deliver the power to TVA's transmission system. The contract became effective January 1, 2013.

Cost Reduction Initiatives

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development.  To position itself to achieve this goal, TVA, in conjunction with other actions, completed a high-level realignment of its strategic business units.

During the next phase of its cost reduction initiatives, TVA will focus on reducing operating and maintenance costs through further efficiency gains and streamlining the organization.  Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions will necessarily result from this process. The evaluation of staffing levels will take into account attrition, elimination of open positions, and retirements in order to minimize the impact on current personnel. Certain employees may be eligible for severance payments if impacted by the reorganization, but the amount of such payments is not reasonably estimable at this time as management's evaluation of staffing levels is not yet complete. TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget.

Regulatory Compliance

Kingston Fossil Plant. In December 2008, a containment dike surrounding a portion of a landfill for ash from the Kingston Fossil Plant ("Kingston") operations failed releasing approximately 5.4 million cubic yards of coal ash. Approximately 3.0 million cubic yards of ash were recovered from the adjacent Emory River from March 2009 to December 2010 and transported offsite for disposal. TVA finished recovering approximately 2.4 million cubic yards of ash from the adjacent Swan Pond Embayment in June 2013 and is currently placing that ash in an onsite ash landfill. Once the ash is stacked in place, a multi-layer cap will be constructed over the landfill, which is approximately 230 acres. Also, in June 2013, TVA began placing the first section of the multi-layer cap. The final cap is forecasted to be completed by the first quarter of 2015. An underground perimeter slurry wall is also being constructed to stabilize the perimeter of the landfill to contain the ash in the event of an earthquake. The wall construction was completed in August 2013, and jet grout repairs are expected to continue into the third quarter of 2014.

In accordance with EPA approved plans, the long-term monitoring of the Emory River was initiated in the spring of 2013 and will continue for up to 30 years. Results of this monitoring will be used to evaluate the ecological resources in the river system and the river’s natural processes for remediating any residual ash in the river. In addition, TVA is restoring the ecological habitat along the Emory River and in the Swan Pond Embayment. That work is scheduled to begin in 2014, and is expected to be finished by the spring of 2015. A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015. See Note 9 for a discussion of the Kingston ash spill.

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

Coal Combustion Residual Facilities. As a result of the December 2008 ash spill at Kingston, TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet CCR facilities. The study showed that none of TVA’s other coal-fired plants presented risks similar to the conditions that existed at Kingston at the time of the ash spill, and that the ongoing remediation work being done at the plants should bring all of them within industry standards in terms of stability upon completion. Implementation of recommended actions is ongoing, including risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other CCR facilities.

TVA is planning to convert all of its wet fly ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of September 30, 2013, $516 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged.

Transmission Issues. Since the announcement of the proposed integration of Entergy Corporation ("Entergy") into the Midcontinent Independent Transmission System Operator, Inc. ("MISO") market, TVA has been evaluating potential impacts to the reliability of its transmission system. TVA  completed a detailed reliability assessment during the second quarter of 2013 which identified that significant transmission upgrades will be required if new coordinated planning and operational processes are not implemented.

TVA and neighboring utilities reached a transition agreement with MISO on June 19, 2013, to limit market dispatch flows between its existing region and its new members including Entergy, Louisiana Generating, LLC, South Mississippi Electric Power Association, and others collectively referred to as the MISO South Region.  The transition agreement limits power transfers between the regions and requires MISO to respect TVA flowgate limits in real-time.  The transition agreement reduces the impact of these transfers on TVA and the other affected parties through April 2015, and the affected parties intend to incorporate the use of tools and processes developed in the transition period into operations agreements thereafter.

On October 17, 2013, the North American Electric Reliability Corporation ("NERC") revisions to the Transmission Planning ("TPL") Reliability Standards were approved by the Federal Energy Regulatory Commission ("FERC").  The revisions increase requirements on contingency planning, constraints on load shedding, and transparency and interactions with stakeholders. In anticipation of this revision TVA began preliminary work in 2006, and is now evaluating this final version of the TPL, including costs to comply, which will be significant.

Adjustment to Nuclear Insurance Costs. The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States. In addition to requiring all NRC nuclear plant licensees to purchase nuclear liability insurance, the Price-Anderson Act requires licensees to pay a specified total amount per unit for any nuclear event, including events at other licensees’ facilities, plus a five percent surcharge. The NRC adjusts this amount every five years to account for inflation. On July 12, 2013, the NRC increased this total amount to $127 million per unit for each event, effective September 10, 2013. The maximum amount that could be recovered per year per unit is $19 million. The prior amounts were a total assessment of $118 million per unit for each event with a maximum annual payment of $18 million per unit.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety. One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. TVA is currently performing reassessments of its assets. These assessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA submitted 15 assessments by September 30,

2013, and three more are expected by December 31, 2013. Assessments for an additional 10 dams have been approved for 2014.

It is expected that projects will be identified during these assessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process. Current dam upgrade projects already underway include raising the dam height at Cherokee, Watts Bar, Tellico, and Fort Loudon Dams to meet current predicted probable maximum flood heights, and installation of post tension anchors at Cherokee and Douglas Dams to improve stability.

Future Workforce Needs and Development

Although TVA has traditionally experienced low employee turnover, potential future risks exist because of retirements and competition for talent among utility companies. Personnel with nuclear expertise and skills related to construction and installation of new environmental controls are limited. To ensure that TVA can continue to attract and retain a skilled workforce needed to achieve its vision, TVA revised and implemented an agency wide workforce planning program in 2012.

Other Initiatives

In November 2012, the Department of Energy ("DOE") announced a grant award to Babcock & Wilcox ("B&W"), in conjunction with TVA and Bechtel, for small modular reactor ("SMR") development. TVA and B&W subsequently signed a contract in February 2013 establishing the process toward submittal and the NRC review of a license application. The B&W-designed SMR would have a scalable, modular design allowing utilities to add electrical generation capacity in increments of 360 MW.  The proposed site for the reactor is TVA’s Clinch River site near the DOE’s Oak Ridge, Tennessee reservation. DOE will invest up to half of the total cost for design, certification, and licensing with the project's industry partners (including TVA) matching this investment by at least one-to-one.

TVA has been evaluating SMRs since 2009, but SMRs are still in the early phase of design and licensing. TVA is preparing the license application, including site characterization work, and the application should be submitted to the NRC in 2015. The Clinch River project will be evaluated at certain progress points to permit TVA to determine whether to continue the development of the project.

Customers/Counterparties Risk

United States Enrichment Corporation.  In May 2012, TVA extended its power contract with its largest directly served customer, United States Enrichment Corporation ("USEC"), a subsidiary of USEC, Inc. On May 24, 2013, USEC announced the cessation of enrichment activities at its Paducah, Kentucky site. TVA and USEC subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. These sales arrangements may continue to be extended. Power sales to USEC represented three percent and five percent of TVA's total operating revenues for the years ended September 30, 2013, and 2012, respectively.  See Note 14 — Counterparty Credit Risk.

The TVA-USEC power contract provided TVA with interconnection to critical electrical facilities operated and maintained by USEC, and has been amended so TVA’s interconnection rights will continue until USEC's lease terminates and control of the facilities is returned to DOE, presently anticipated to occur around the second quarter of 2014. TVA has initiated discussions with DOE concerning TVA’s continued use of the facilities following termination of the USEC lease.

While USEC was TVA’s supplier of enrichment services for uranium for fueling TVA's nuclear units, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the market for nuclear fuel.

Ratemaking

TVA's rates are below the national average and TVA has established a goal to keep rates low as benchmarked against the nation's 100 largest utilities. TVA understands the importance of competitive rates as a key to its economic development mission of providing low-cost power to the people of the Tennessee Valley. In support of this goal, TVA continues to review and modify its rate structure to meet the needs of its customers.

For LPCs, the default wholesale rate structure is seasonal time-of-use ("TOU"). However, these customers have two additional wholesale options from which to elect: enhanced TOU and enhanced seasonal demand and energy ("SDE"). LPC elections as of October 1, 2013 were as follows: 144 were served under the enhanced TOU structure, five remained served under the default seasonal TOU structure, and six were served under the enhanced SDE structure.

On August 22, 2013, the TVA Board approved a five-year extension of the environmental adjustment, which commenced in 2004 and was set to terminate on September 30, 2013. The extension will continue unless acted upon as part of a rate change. The environmental adjustment, which reflects the need to collect revenue for environmental expenditures to further TVA's environmental performance, as well as comply with new, more stringent air, water, and waste regulations, currently recovers approximately $415 million per year. In addition, the Board approved a non-fuel base rate increase of 2.63 percent on wholesale rates. It is anticipated this will increase base revenues by approximately $190 million for 2014.

Pension Fund

As of September 30, 2013, TVA's qualified pension plan had assets of $7.2 billion compared with liabilities of $11.5 billion.  The potential for the plan's funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 36,000 participants, of which approximately 23,000 are retirees or beneficiaries currently receiving benefits. Benefits of approximately $622 million were paid to participants in 2013.

Pending Regulation and Legislation

Environmental. TVA anticipates that there will continue to be additional, more stringent air, water, and waste regulatory requirements governing the production and transmission of electricity. TVA also expects future regulations will require the reduction of carbon dioxide emission from current levels. The cost of compliance for these measures is unknown but could require significant expenditures. TVA continues to monitor the changes and pursue actions that limit the impacts of these requirements on its operations. See Item 1, Business — Power Supply and — Environmental Matters.

Health Care. There is a risk of increased health care costs associated with the Affordable Care Act legislation. During 2013, 2012 and 2011, TVA changed its health care plans to include, among other things, extended coverage for children, removal of pre-existing condition provisions for minors, and expansion of certain preventative care services in order to comply with the act.  Although there have been some increase in TVA's health care costs, they have not been material to its operations.  TVA plans to continue to monitor the changes required by this legislation and to review its health care plans to comply in a cost-effective manner with Affordable Care Act requirements and provisions that impact TVA's health care plans.

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

Safeguarding Assets

Physical Security.  Non-Nuclear asset protection at TVA conforms to various federal regulations, industry best practices and Presidential directives.  TVA utilizes a variety of technology solutions, security awareness activities and security personnel to prevent sabotage, vandalism and thefts.  Any of these activities could negatively impact the ability of TVA to generate, transport and deliver power to its customers.  TVA's Security and Emergency Management collaborates with the security departments at numerous utilities across the nation to determine the most effective protection strategies for non-nuclear assets.

Recent physical attacks at other utilities on transmission facilities across the country have heightened awareness. TVA is working with the Department of Homeland Security ("DHS"), FERC, Edison Electric Institute, Electric Power Research Institute, and other utilities to implement industry approved recommendations and standards.

Nuclear Security. Nuclear security is carried out in accordance with federal regulations as set forth by the NRC. These regulations are designed for the protection of TVA's nuclear power plants, the public, and employees from the threat of radiological sabotage and other nuclear-related terrorist threats. TVA has nuclear security forces to guard against such threats.

Cyber Security. Cyber security is a serious and ongoing challenge for the energy sector. TVA faces potential cyber attacks against its generation facilities, the transmission infrastructure used to transmit power, and its information technology systems and network infrastructure, which could negatively impact the ability of TVA to generate, transport, and deliver power, or otherwise operate its facilities in the most efficient manner. If TVA's technology systems were to fail or be breached and were not recovered in a timely manner, TVA might be unable to fulfill critical business functions, and sensitive and other data could be compromised. The theft, damage, or improper disclosure of sensitive electronic data may also subject TVA to penalties and claims from third parties.

TVA operates in a highly regulated environment. TVA's cyber security program aligns or complies with the Federal Information System Management Act, the North American Electric Reliability Corporation Critical Infrastructure Protection requirements, the NRC requirements for cyber security, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the DHS and the United States Computer Emergency Readiness Team ("US-CERT"). US-CERT functions as a liaison between DHS and the public and private sectors to coordinate responses to security threats from the internet. TVA is also participating in studies funded through the DOE to identify, design, and test new solutions for protecting critical infrastructure from cyber attacks.

TVA continued to experience increased cyber activity in 2013. However, none of the attacks have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — TVA's information technology assets may not operate as planned.

Interagency Agreement with the Department of Energy

Under the DOE's Surplus Plutonium Disposition ("SPD") Program, mixed oxide ("MOX") fuel would be fabricated with surplus plutonium and depleted uranium as a replacement for commercial uranium fuel. In February 2010, the DOE and TVA entered into an interagency agreement to evaluate the potential use of MOX fuel in reactors at Browns Ferry and Sequoyah. As part of the evaluation of MOX fuel, TVA is participating as a cooperating agency. TVA could make a decision in 2014 on whether to continue to pursue the use of MOX fuel. At the earliest, based on the expected production rate of MOX fuel, TVA could start using a small number of MOX fuel assemblies in TVA reactors after 2020. TVA's three criteria for implementing MOX fuel are it must be environmentally and operationally safe; it must be economic compared to other nuclear fuel used by TVA; and it must be licensed by the NRC for use.  If TVA decides to use MOX fuel, and the NRC approves its use, some changes in the operation of the reactors are expected, and additional equipment may be required.

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

Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit, Risk, and Regulation Committee of the TVA Board. While TVA's estimates and assumptions are based on its knowledge of current events and actions it may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Regulatory Accounting

The TVA Board is authorized by the TVA Act to set rates for power sold to customers; thus, TVA is "self-regulated." Additionally, TVA's regulated rates are designed to recover its costs of providing electricity. In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA's costs, can be charged and collected. As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods. The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval. At September 30, 2013, TVA had $9.7 billion of Regulatory assets and $213 million of Regulatory liabilities.

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

Environmental Cleanup Costs - Kingston Ash Spill

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

At September 30, 2013, TVA estimated that these costs will range from $1.1 billion to $1.2 billion. TVA has incurred $956 million of remediation costs through September 30, 2013. TVA deferred the $1.1 billion cost estimate as a regulatory asset and is amortizing such costs into operating expenses over a 15-year period beginning in 2010 as such amounts are collected rates.

TVA's estimate of environmental cleanup costs related to the Kingston ash spill contains uncertainties because it requires management to estimate the cost required to clean up the site. Costs included in the environmental cleanup estimate for Kingston include ash dredging and processing, ash disposition, infrastructure repair, dredge cell repair, root cause analysis, certain legal and settlement costs, environmental impact studies and remediation, human health assessments, community outreach and support, regulatory oversight, cenoshpere recovery, skimmer wall installation, construction of temporary ash storage areas, dike reinforcement, project management, and certain other remediation costs associated with the cleanup.

The following categories could have a significant effect on estimates related to the Kingston ash spill remediation costs:

Excluded Costs – TVA has not included the following categories of costs because it has determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in the Tennessee Department of Environmental and Conservation ("TDEC") order) or regulatory directives, natural resource damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits and future claims, long-term environmental impact costs, final long-term disposition of ash processing area, costs associated with new laws and regulations, or costs of remediating any mixed waste discovered during the ash removal process. See Note 9.

Insurance Coverage - TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill. TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims. TVA has received insurance proceeds of $92 million. TVA is seeking recovery of certain costs incurred in the clean up project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

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

A 10 percent change in TVA's estimated liability at September 30, 2013, would have affected the liability by approximately $110 million.

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. These other property-related assets include, but are not limited to, leases. Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation. Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations ("AROs") may be made based on engineering studies. For nuclear assets, the studies are performed every other year in accordance with the NRC requirements. For non-nuclear obligations, revisions are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 11.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Nuclear Decommissioning

Utilities that own and operate nuclear plants are required to recognize a liability for legal obligations related to nuclear decommissioning. An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. The initial obligation is measured at its estimated fair value using various judgments and assumptions. Fair value is developed using an expected present value technique based on assumptions of market participants and that considers estimated retirement costs in current period dollars that are inflated to the anticipated decommissioning date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.

TVA periodically reviews its estimated ARO costs. Any change to the ARO asset is recognized and prospectively recognized over the remaining life of the long-lived asset.

TVA maintains a Nuclear Decommissioning Trust ("NDT") to provide funding for the ultimate decommissioning of its nuclear power plants. The trust's funds are invested in securities generally designed to achieve a return in line with overall equity market performance. The assets of the trust may be invested directly in debt and equity securities, private partnership investments, and certain other financial instruments, and indirectly in such investments through commingled funds. The other financial instruments are used across various asset classes to achieve a desired investment structure. The balance in the trust at September 30, 2013, is less than the present value of the estimated future nuclear decommissioning costs under both the NRC methodology and GAAP but more than the level set forth in the assurance plan that TVA submitted to the NRC.

At September 30, 2013, the present value of the estimated future nuclear decommissioning cost recognized in the financial statements was $2.4 billion and was included in AROs and the unamortized regulatory asset related to ARO costs of $893 million was included in Regulatory assets.

The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. (At a multiple unit site, the estimated retirement date is based on the unit with the longest license period remaining.) Second, an assumption must be made on the timing of the decommissioning. Currently, TVA uses the assumption that decommissioning will occur within the first seven years after plant shut down. While the impact of these assumptions cannot be determined with precision, either assuming license extension or extending the timing of decommissioning can significantly decrease the present value of these obligations.

Technology and Regulation - There is limited experience with actual decommissioning of large nuclear facilities. Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly. TVA's cost studies assume current technology and regulations.

Discount Rate - TVA uses rates between 5.15 percent and 5.66 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA's decommissioning obligation.

Cost Escalation Factors - TVA's decommissioning estimates include an assumption that decommissioning costs will escalate over present cost levels by four percent annually.

TVA has not made any material changes in the accounting methodology used to record the nuclear ARO liability during the past three years.

A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2013, would have affected the liability by approximately $330 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Non-Nuclear Decommissioning

The present value of the estimated future non-nuclear decommissioning cost was $1.1 billion at September 30, 2013.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.

TVA maintains an asset retirement trust (“ART”) to help fund the ultimate decommissioning of its power assets.  The trust’s funds are invested in securities generally designed to achieve a return in line with debt and equity market performance.  The assets of the fund may be invested directly in debt and equity securities and indirectly in such financial instruments through commingled funds.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.

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

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA’s cost studies generally assume current technology and regulations. With respect to the CCR facilities, TVA assumes that any future closures will require more costly materials and processes than what is legally required at September 30, 2013.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s non-nuclear decommissioning obligation. At September 30, 2013, the discount rates used in the calculations range from 0.21 percent to 5.66 percent.

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

A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2013, would have affected the liability by approximately $110 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Pension and Other Post-Retirement Benefits

TVA sponsors a defined benefit pension plan that is qualified under Internal Revenue Service rules and covers substantially all of its full-time annual employees.  Tennessee Valley Authority Retirement System ("TVARS"), a separate legal entity governed by its own board of directors, administers the qualified defined benefit pension plan.  TVA also provides a Supplemental Executive Retirement Plan (“SERP”) to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.

TVA's pension and other post-retirement benefits contain uncertainties because they require management to make certain assumptions related to TVA's cost to provide these benefits. Numerous factors are considered including the provisions of the plans, changing employee demographics, various actuarial calculations, assumptions, and accounting mechanisms. The most significant of these factors are discussed below

Expected Return on Plan Assets.   The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining its expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors. Changes in the expected return rates are generally based on annual studies performed by third party professional investment consultants. Based on the results from annual studies for 2013, 2012, and 2011, TVA adjusted the expected return on plan assets rate used to develop the net pension benefit cost for 2013, 2012, and 2011 to 7.25 percent, 7.25 percent, and 7.50 percent, respectively. Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return. In September 2013, the TVARS Board approved a new initial asset allocation policy that includes additional asset class diversification and maintains the long-term expected return of 7.25 percent.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual TVA experience study performed during the most recent five years for plan participants. TVA obtained an updated study in 2013 and determined that future compensation would increase at rates between 3.50 percent and 13.00 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increases used to determine benefit obligations for 2013 and 2012 were 5.72 percent and 4.44 percent, respectively. The average assumed compensation increases used to determine net periodic pension cost for 2013, 2012, and 2011 were 4.44 percent, 4.43 percent, and 4.41 percent, respectively.

Accounting Mechanisms. In accordance with current accounting guidance, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension expense. Differences between actuarial assumptions and actual plan results are deferred and are amortized into periodic expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.

TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, losses that the pension plan assets experience may have an adverse impact on pension expense in future years depending on whether the actuarial losses at each measurement date exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets in accordance with current accounting methodologies.

Changes in the expected rate of return on pension plan assets do not affect TVA’s post-retirement benefit plans because TVA does not separately set aside assets to fund such benefits. TVA funds its post-retirement plan benefits on an as-paid basis. These changes in the expected rate of return on pension plan assets also do not impact the SERP as any assets set aside for that plan are not considered plan assets under accounting principles generally accepted in the United States of America ("GAAP").

A 0.25 percent increase in the assumption for compensation increases would increase the 2013 projected pension benefit obligation and the 2013 net periodic pension cost by $16 million and $3 million, respectively. The actuarial gain related to the difference between expected and actual return on pension plan assets for 2013 and 2012 was $358 million and $616 million, respectively. Compared with the assumed return of 7.25 percent, the 2013 and 2012 actuarial gains are due to the actual rates of return on the fair value of assets of 11.7 percent 16.81 percent, respectively. The differences between expected and actual returns that result in an actuarial gain are recognized as a decrease in the related regulatory asset and the pension benefit obligation. A 0.25 percent decrease in the expected rate of return on plan assets would increase the 2013 net periodic pension cost by $15 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. The discount rates used to determine the pension and other post-retirement benefit obligations were 5.00 percent and 5.05 percent, respectively, at September 30, 2013. At September 30, 2012, the discount rates used to determine the pension and other post-retirement benefit obligations were 4.00 percent for both the pension and post-retirement obligations. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit cost for the following year. TVA will use discount rates of 5.00 percent and 5.05 percent to estimate its 2014 pension and other post-retirement net periodic benefit costs, respectively. Changes in the discount rate for 2013 were due to increased long-term interest rates. The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed, which included retirees as well as other plan participants. TVA obtained an updated study in 2013, which indicated an improvement in TVA's mortality experience. Accordingly, TVA adjusted the projection period for the RP- 2000 Mortality Tables for males and females projected to 2022 using scale AA at September 30, 2013. At September 30, 2012 and 2011, the projection period for the RP- 2000 Mortality Tables for males and females was projected to 2013 using scale AA.

Health Care Cost Trends.  TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. The assumed health care trend rates used to determine post-retirement benefit obligations for 2013 and 2012 were 8.00 percent and 8.50 percent, respectively. The 2013 health care cost trend rate of 8.00 percent used to determine post-retirement benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the years beginning October 1, 2019, and beyond. The assumed health care cost trend rates used to determine the net periodic post-retirement cost were 8.5 percent for 2013 and 8.00 percent for 2012 and 2011. TVA plans to use 8.0 percent in the determination of 2014 net periodic post-retirement cost.

A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. On the other hand, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs.

Assuming the other components of the calculation are held constant and excluding any impact for unamortized gains or losses, a 0.25 percent decrease would increase the 2013 net periodic pension cost by $20 million and the 2013 pension projected benefit obligation by $335 million.

Periodic post-retirement benefit cost could fluctuate if there are changes in the health care cost trend rate. Assuming that the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a one percent increase in the assumed health care cost trend rate would impact the post-retirement service and interest cost components by $8 million and the accumulated post-retirement benefit obligation by $87 million. Likewise, a one percent decrease in the health care cost trend rate would impact the postretirement service and interest cost components by $(8) million and the accumulated post-retirement benefit obligation by $(89) million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Cost of Living Adjustment.  Cost-of-living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees receive a COLA on the base pension portion of the monthly pension benefit in January following any year in which the 12-month average Consumer Price Index for All Urban Consumers ("CPI-U") exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year. The minimum COLA is one percent and the maximum is five percent. The COLA was temporarily reduced for a four-year period beginning January 1, 2010, for current retirees, and the eligibility for the COLA was changed to age 60 from attained age 55 for employees retiring on or after January 1, 2010. The COLA assumption has been 2.5 percent since 2009; however, due to the Federal Reserve System’s long-term monetary policy and the market-based expectations that inflation will remain below two percent into 2015, TVA adjusted the COLA assumption at September 30, 2013 to 1.6 percent with an assumed gradual increase each successive year until it reaches 2.5 percent in 2019.

Contributions. In 2013, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. TVA expects to contribute $6 million to the SERP and $40 million to the other post-retirement benefit plans in 2014.  In 2009, TVA entered into an agreement with TVARS resulting in TVA contributing $1.0 billion for 2010 and as an advance on contributions for 2011 through 2013.  In 2011, TVA made an additional discretionary contribution of $270 million to TVARS.  In 2013 and 2012, the qualified defined pension plan's assets exceeded market return expectations and no discretionary contributions were made.  TVA expects to contribute $250 million to TVARS in 2014.

A higher COLA assumption increases the pension benefit obligation and correspondingly increases the net periodic pension benefit cost. A lower COLA assumption decreases the pension benefit obligation and the net periodic pension benefit cost. Assuming the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a 0.25 percent increase in the COLA assumption would increase the 2013 pension benefit obligation by $226 million.

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

Currency and Interest Rate Derivatives.  TVA has three currency swaps and four “fixed for floating” interest rate swaps.  The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. The interest rate swaps are a result of the exercise of counterparty rights associated with TVA's previous swaption transactions. The swaptions were used to protect against declines in value of embedded call provisions on certain Bond issues. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  Prior to its conversion to an interest rate swap in April 2012, TVA had a swaption that was classified as a Level 3 valuation. The swaption was valued based on an income approach. The valuation was computed using a broker-provided pricing model utilizing interest and volatility rates.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2013.

Commodity Contracts.  TVA enters into commodity derivatives for coal and natural gas that require physical delivery of the contracted quantity of the commodity. The fair values of these derivative contracts are determined using internal models based on income approaches. TVA develops an overall coal forecast based on widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs. Based on the use of certain significant unobservable inputs, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2013.

Commodity Derivatives under the Financial Trading Program ("FTP").  TVA has a FTP under which it may purchase and sell futures, swaps, options, and similar derivative instruments to hedge its exposure to changes in prices of natural gas, fuel oil, coal, and other commodities. These contracts are valued based on market approaches which utilize Chicago Mercantile Exchange ("CME") quoted prices and other observable inputs. Futures and options contracts settled on the CME are classified as Level 1 valuations. Swap contracts are valued using a pricing model based on CME inputs and are subject to nonperformance risk outside of the exit price. These contracts are classified as Level 2 valuations. The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2013.

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

Market Liquidity.  Market liquidity is assessed by TVA based on criteria as to whether the financial instrument trades in an active or inactive market.  A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, the prices can be measured by market bid and ask quotes, the market has a relatively high trading volume and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price.  Other factors TVA considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market-based price upon entering into a transaction.

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

All derivative instruments are analyzed individually and are subject to unique risk exposures.  At September 30, 2013, the aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of $6 million and $1 million, respectively.

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

Legislative and Regulatory Matters

In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act, 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. On March 26, 2013, legislation that extends the federal pay freeze through December 31, 2013 became law. TVA officers continue to be subject to this freeze, and TVA will continue compliance with the freeze for managers, specialists, and non-represented employees for the remainder of CY 2013. The federal salary freeze does not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements, certain promotions and changes in positions, and other forms of non-salary compensation such as lump-sum and incentive-based awards.

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

Subsequent to April 10, 2013, TVA has been working with the Office of Management and Budget and other Administration officials to provide the information they have requested as part of the Administration’s strategic review.

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

TVA continues to monitor how regulatory agencies are interpreting and implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010.  As a result of this act and its implementing regulations, TVA has become subject to recordkeeping, reporting, and reconciliation requirements related to its derivative transactions. In addition, depending on how regulatory agencies interpret and implement the provisions of this act, TVA’s hedging costs may increase, and TVA may have to post additional collateral and margin in connection with its derivative transactions.

For a discussion of environmental legislation and regulation, see Item 1, Business — Environmental Matters.

TVA does not engage, and does not control any entity that is engaged, in any activity listed under Section 13(r) of the Exchange Act, which requires certain issuers to disclose certain activities relating to Iran involving the issuer and its affiliates.  Based on information supplied by each such person, none of TVA's directors and executive officers are involved in any such activities.  While TVA is an agency and instrumentality of the United States of America, TVA does not believe its disclosure obligations, if any, under Section 13(r), extend to the activities of any other departments, divisions, or agencies of the United States.

Environmental Matters

See Item 1, Business — Environmental Matters, which discussion is incorporated by reference into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $302 million with respect to Legal Proceedings at September 30, 2013. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Risk Governance

The Enterprise Risk Council ("ERC") was created in 2005 to strengthen and formalize TVA's enterprise-wide risk management efforts. The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC's current members are the President and Chief Executive Officer (chair); Executive Vice President and Chief Operating Officer; Executive Vice President and Chief External Relations Officer; Executive Vice President and Chief Financial Officer; Executive Vice President and General Counsel; Senior Vice President of Human Resources and Communications; Senior Vice President of Shared Services; and Senior Vice President and Chief Risk Officer. The ERC has at times designated a representative from Office of the Inspector General to act as an advisory member.
The ERC has established a subordinate Risk Management Steering Committee ("RMSC"). The RMSC is responsible for (1) reviewing risk management policies to ensure their consistency with TVA's Enterprise Risk Management ("ERM") policies and guidelines, (2) reviewing Strategic Business Unit risks and emerging issues, (3) providing executive guidance and support in enterprise risk assessments and risk management plans, (4) presenting enterprise risks for consideration by the ERC, (5) recommending general risk management processes and methodologies for the enterprise, and (6) sponsoring special projects related to cross-functional risk management activities.
TVA has a designated ERM organization within its Financial Services organization responsible for (1) coordinating risk assessment efforts at TVA organizations, (2) facilitating enterprise risk discussions with the risk subject matter experts across the organization and at the RMSC, ERC, and TVA Board levels, and (3) developing and improving TVA's risk awareness culture.
TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Item 1A, Risk Factors.

Commodity Price Risk

TVA is exposed to effects of market fluctuations in the price of commodities that are critical to its operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, emission allowances, and electricity.  TVA’s commodity price risk is substantially mitigated by its cost-based rates, including its total fuel cost adjustment.  To manage cost volatility for its wholesale and directly served customers, TVA has established a FTP.  Under the FTP, TVA currently hedges the risks associated with the price of natural gas, fuel oil, and crude oil.  TVA is prohibited from taking speculative positions in its FTP.

Following is a discussion of the impact on the value of TVA’s natural gas, fuel oil, and crude oil derivative positions in its FTP that would result from hypothetical changes in commodity prices:

Natural Gas.  A hypothetical 10 percent decline in the market price of natural gas on September 30, 2013, and 2012, would have resulted in decreases of approximately $60 million and $119 million, respectively, in the fair value of TVA’s natural gas trading derivative instruments at these dates.

Fuel Oil.  A hypothetical 10 percent decline in the market price of fuel oil on September 30, 2013, and 2012, would have resulted in decreases of approximately $4 million and $3 million, respectively, in the fair value of TVA’s fuel oil derivative instruments at these dates.

Crude Oil.  A hypothetical 10 percent decline in the market price of crude oil on September 30, 2013, and 2012, would have resulted in decreases of approximately $8 million and $11 million, respectively, in the fair value of TVA’s crude oil derivative instruments at these dates.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s NDT, ART, pension fund, and SERP.

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities, private partnerships and limited liability companies, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, domestic debt, U.S. Treasury Inflation-Protected Securities ("TIPS"), commodities, and private real estate, private equity, and absolute return strategies.  At September 30, 2013, and 2012, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $132 million and $117 million, respectively.  See Critical Accounting Policies and Estimates — Asset Retirement Obligations — Nuclear Decommissioning for more information regarding TVA’s NDT.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with equity and fixed-income market performance. The assets of the trust are invested in securities directly and indirectly through commingled funds.  At

September 30, 2013, and 2012, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $34 million and $26 million, respectively.

Qualified Pension Plan. TVARS has a long-term investment plan which contains a dynamic de-risking strategy that allocates investments to assets that better match the liability, such as long duration fixed income securities, over time as funding status targets are met. In September 2013, the TVARS Board approved a new initial asset allocation policy. The approved investment allocation policy has targets of 47 percent equity including U.S., non-U.S., private, and low volatility global public equity investments, 28 percent fixed income securities, 15 percent public real assets including TIPS, commodities, and Master Limited Partnerships ("MLPs"), and 10 percent private real assets. The qualified pension plan assets are invested across global public equity, private equity, cash, core fixed income, long term core fixed income, investment grade credit, high yield fixed income, global TIPS, MLPs, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. At September 30, 2013, and 2012, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $722 million and $703 million, respectively.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 65 percent equity securities, which includes U.S. and non-U.S. equities, and 35 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall investment market performance. At September 30, 2013, and 2012, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value by $4 million.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Short-Term Investments.  At September 30, 2013, TVA had $1.6 billion of cash and cash equivalents, and the average balance of cash and cash equivalents for 2013 was $1.0 billion.  The average interest rate that TVA received on its short-term investments during 2013 was less than one percent.  If the rates of interest that TVA received on its short-term investments during 2013 were zero percent, TVA would have received $1 million less in interest from its short-term investments during 2013.  At September 30, 2012, TVA had $868 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2012 was $593 million.  The average interest rate that TVA received on its short-term investments during 2012 was less than one percent.  If the rates that TVA received on its short-term investments during 2012 were zero percent, TVA would have received $1 million less in interest on short-term investments during 2012.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its pension plan, ART, NDT, and SERP.  See Risk Management Activities — Investment Price Risk.

Short-Term Debt.  At September 30, 2013, TVA’s short-term borrowings were $2.4 billion, and the current maturities of long-term debt were $62 million.  Based on TVA’s interest rate exposure at September 30, 2013, an immediate one percentage point increase in interest rates would have resulted in an increase of $25 million in TVA’s short-term interest expense.  At September 30, 2012, TVA’s short-term borrowings were $1.5 billion, and the current maturities of long-term debt were $2.3 billion.  Based on TVA’s interest rate exposure at September 30, 2012, an immediate one percentage point increase in interest rates would have resulted in an increase of $38 million in TVA’s short-term interest expense.

Long-Term Debt.  At September 30, 2013, and 2012, the interest rates on all of TVA’s outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2013, and 2012, the average life of TVA’s debt portfolio was 17.8 years and 17.0 years, respectively.  A schedule of TVA’s debt maturities is contained in Note 12 — Debt Outstanding.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market valuation of TVA’s interest rate derivatives.  TVA had four interest rate swaps outstanding at September 30, 2013 and September 30, 2012. Net unrealized gains and losses on these instruments are reflected on TVA’s consolidated balance sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA’s interest rate exposure at September 30, 2013, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $220 million.  Based on TVA’s interest rate exposure at September 30, 2012, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $295 million.

Currency Exchange Rate Risk

At September 30, 2013, and 2012, TVA had three issues of Bonds outstanding whose principal and interest payments were denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, at September 30, 2013, and 2012, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position.

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

Credit of Customers.  The majority of TVA’s counterparty credit risk is limited to trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  As previously mentioned in Item 1, Business — Customers — Other Customers, power sales to USEC represented three percent of TVA’s total operating revenues in 2013. TVA has determined that this customer has the equivalent of a non-investment grade credit rating. As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. On May 24, 2013, the customer announced the cessation of enrichment activities at one of its sites. TVA and the customer subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. These sales may continue to be extended.

TVA had concentrations of accounts receivable from three customers that represented 27 percent and 26 percent of total accounts receivable at September 30, 2013 and 2012, respectively.

The table below summarizes TVA’s customer credit risk from trade accounts receivable at September 30, 2013 and 2012:

Customer Credit Risk At September 30
	2013	2012
Trade accounts receivable *
Investment grade
Local power companies	$756	$871
Exchange power arrangements	2	3
Industries and federal agencies directly served	51	44
Internally rated - investment grade
Local power companies	661	636
Exchange power arrangements	3	1
Industries and federal agencies directly served	8	11
Non-investment grade
Industries and federal agencies directly served	3	5
Internally rated - non-investment grade
Exchange power arrangements	3	3
Industries and federal agencies directly served	8	11
Total trade accounts receivable	1,495	1,585
Other accounts receivable
Miscellaneous accounts	73	88
Provision for uncollectible accounts	(1)	(7)
Total other accounts receivable	72	81
Accounts receivable, net	$1,567	$1,666

Note
* Includes unbilled power receivables of $15 million and $13 million at September 30, 2013 and September 30, 2012, respectively.

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

Credit of Suppliers.  If one of TVA’s fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  TVA has a power purchase agreement with a supplier that expires on March 31, 2032.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating.  As a result of the supplier’s credit ratings, the company has provided credit assurance to TVA under the terms of its agreement.

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

Credit of TVA

A downgrade in TVA's credit rating could have material adverse effects on TVA's cash flows, results of operations, and financial condition and could harm investors in TVA securities. Among other things, a downgrade could have the following effects:

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2013	2012	2011
Operating revenues
Electricity sales	$10,829	$11,086	$11,723
Other revenue	127	134	118
Total operating revenues	10,956	11,220	11,841
Operating expenses
Fuel	2,820	2,680	2,926
Purchased power	1,027	1,189	1,427
Operating and maintenance	3,428	3,510	3,617
Depreciation and amortization	1,680	1,919	1,772
Tax equivalents	548	622	662
Total operating expenses	9,503	9,920	10,404
Operating income	1,453	1,300	1,437
Other income (expense), net	44	33	30
Interest expense
Interest expense	1,394	1,444	1,431
Allowance for funds used during construction and nuclear fuel expenditures	(168)	(171)	(126)
Net interest expense	1,226	1,273	1,305
Net income (loss)	$271	$60	$162
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2013	2012	2011

Net income (loss)	$271	$60	$162
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	78	99	(50)
Reclassification to earnings from cash flow hedges	(1)	(35)	7
Total other comprehensive income (loss)	$77	$64	$(43)
Total comprehensive income (loss)	$348	$124	$119
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2013	2012
Current assets
Cash and cash equivalents	$1,602	$868
Restricted cash and investments	33	11
Accounts receivable, net	1,567	1,666
Inventories, net	1,091	1,097
Regulatory assets	561	774
Other current assets	52	90
Total current assets	4,906	4,506

Property, plant, and equipment
Completed plant	47,073	45,917
Less accumulated depreciation	(23,157)	(22,169)
Net completed plant	23,916	23,748
Construction in progress	4,704	4,768
Nuclear fuel	1,256	1,176
Capital leases	47	35
Total property, plant, and equipment, net	29,923	29,727

Investment funds	1,701	1,465

Regulatory and other long-term assets
Regulatory assets	9,131	11,127
Other long-term assets	445	509
Total regulatory and other long-term assets	9,576	11,636

Total assets	$46,106	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2013	2012
Current liabilities
Accounts payable and accrued liabilities	$1,627	$1,922
Environmental cleanup costs - Kingston ash spill	102	126
Accrued interest	378	376
Current portion of leaseback obligations	69	443
Current portion of energy prepayment obligations	100	102
Regulatory liabilities	212	191
Short-term debt, net	2,432	1,507
Current maturities of power bonds	32	2,308
Current maturities of long-term debt of variable interest entities	30	13
Total current liabilities	4,982	6,988

Other liabilities
Post-retirement and post-employment benefit obligations	5,348	6,279
Asset retirement obligations	3,472	3,289
Other long-term liabilities	1,861	2,680
Leaseback obligations	692	760
Energy prepayment obligations	410	510
Environmental cleanup costs - Kingston ash spill	67	143
Regulatory liabilities	1	109
Total other liabilities	11,851	13,770

Long-term debt, net
Long-term power bonds, net	22,315	20,269
Long-term debt of variable interest entities	1,311	981
Total long-term debt, net	23,626	21,250

Total liabilities	40,459	42,008

Commitments and contingencies (Note 20)

Proprietary capital
Power program appropriation investment	268	288
Power program retained earnings	4,767	4,492
Total power program proprietary capital	5,035	4,780
Nonpower programs appropriation investment, net	609	620
Accumulated other comprehensive income (loss)	3	(74)
Total proprietary capital	5,647	5,326

Total liabilities and proprietary capital	$46,106	$47,334
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$271	$60	$162
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,723	1,947	1,792
Amortization of nuclear fuel cost	268	264	225
Non-cash retirement benefit expense	622	607	465
Prepayment credits applied to revenue	(102)	(105)	(105)
Fuel cost adjustment deferral	97	(61)	69
Fuel cost tax equivalents	2	47	135
Environmental cleanup costs – Kingston ash spill – non cash	72	73	76
Changes in current assets and liabilities
Accounts receivable, net	114	89	(62)
Inventories and other, net	27	(131)	(71)
Accounts payable and accrued liabilities	(296)	60	60
Accrued interest	1	(26)	(4)
Regulatory assets costs	(21)	(14)	(21)
Pension contributions	(6)	(8)	(274)
Environmental cleanup costs – Kingston ash spill, net	(52)	(103)	(108)
Other, net	(123)	(125)	98
Net cash provided by operating activities	2,597	2,574	2,437
Cash flows from investing activities
Construction expenditures	(2,051)	(2,119)	(2,417)
Combustion turbine asset acquisition	—	—	(436)
Nuclear fuel expenditures	(287)	(361)	(216)
Change in restricted cash and investments	—	—	(11)
Purchases of investments, net	(48)	(48)	(56)
Loans and other receivables
Advances	(6)	(2)	(21)
Repayments	9	10	11
Other, net	(2)	7	4
Net cash used in investing activities	(2,385)	(2,513)	(3,142)
Cash flows from financing activities
Long-term debt
Issues of power bonds	2,122	1,126	1,587
Issues of variable interest entities	360	1,000	—
Redemptions and repurchases of power bonds	(2,358)	(2,717)	(1,021)
Payments on debt of variable interest entities	(13)	(6)	—
Short-term debt issues (redemptions), net	924	1,024	455
Payments on leases and leasebacks	(446)	(84)	(118)
Proceeds from call monetization	—	60	—
Financing costs, net	(20)	(75)	(8)
Payments to U.S. Treasury	(27)	(27)	(27)
Other, net	(20)	(1)	16
Net cash provided by financing activities	522	300	884
Net change in cash and cash equivalents	734	361	179
Cash and cash equivalents at beginning of year	868	507	328
Cash and cash equivalents at end of year	$1,602	$868	$507
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2010	$328	$4,264	$640	$(95)	$5,137
Net income (loss)	—	172	(10)	—	162
Total other comprehensive income (loss)	—	—	—	(43)	(43)
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	70	(10)	—	60
Total other comprehensive income (loss)	—	—	—	64	64
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	282	(11)	—	271
Total other comprehensive income (loss)	—	—	—	77	77
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
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

TVA also manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity. Consistent with these primary purposes, TVA also manages the river system and public lands to provide recreational opportunities, adequate water supply, improved water quality, cultural and natural resource protection, and economic development.

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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities of which TVA is determined to be the primary beneficiary. See Note 8. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements requires TVA to estimate the effects of various matters that are inherently uncertain as of the date of the consolidated financial statements.  Although the consolidated financial statements are prepared in conformity with GAAP, TVA is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the amounts of revenues and expenses reported during the reporting period.  Each of these estimates varies in regard to the level of judgment involved and its potential impact on TVA's financial results.  Estimates are considered critical either when a different estimate could have reasonably been used, or where changes in the estimate are reasonably likely to occur from period to period, and such use or change would materially impact TVA's financial condition, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the 2012 and 2011 Statements of Cash Flows in the Cash flows from operating activities section as $(14) million and $(21) million previously reported as Other, net for the years ended September 30, 2012 and 2011, respectively, were reclassified as Regulatory assets and $42 million for the year ended September 30, 2011, previously reported as Nuclear refueling outage amortization cost was reclassified as Other, net. Additionally, a reclassification has been made to the 2011 Statement of Cash Flows in the Cash flows from financing activities section as $5 million previously reported as Proceeds from leasebacks was reclassified as Other, net.

Cash and Cash Equivalents

Cash includes cash on hand and non-interest bearing cash and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash and Investments

Restricted cash reflects amounts related to collateral posted with TVA by a swap counterparty.

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

The allowance for uncollectible accounts was $1 million and $7 million at September 30, 2013, and 2012, respectively, for accounts receivable.  Additionally, loans receivable of $73 million and $76 million at September 30, 2013, and 2012, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $10 million and $12 million at September 30, 2013, and 2012, respectively.

Revenues

Revenues from power sales are recorded as electricity is delivered to customers. In addition to power sales invoiced and recorded during the month, TVA accrues estimated unbilled revenues for power sales provided to six customers whose billing date occurs prior to the end of the month.  Exchange power sales are presented in the accompanying consolidated statements of operations as a component of Sales of electricity. Exchange power sales are sales of excess power after meeting TVA native load and directly served requirements.  (Native load refers to the customers on whose behalf a company, by statute, franchise, regulatory requirement, or contract, has undertaken an obligation to serve.)

From time to time TVA transfers fiber optic capacity on TVA’s network to telecommunications service carriers and TVA local power company customers of TVA ("LPCs").  These transactions are structured as indefeasible rights of use ("IRUs"), which are the exclusive right to use a specified amount of fiber optic capacity for a specified term.  TVA accounts for the consideration received on transfers of fiber optic capacity for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement.  TVA does not recognize revenue on any contemporaneous exchanges of its fiber optic capacity for an IRU of fiber optic capacity of the counterparty to the exchange.

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

Inventories

Certain Fuel, Materials, and Supplies.  Coal, oil, limestone, tire-based fuel inventories, and materials and supplies inventories are valued using an average unit cost method.  A new average cost is computed after each inventory purchase transaction, and inventory issuances are priced at the latest moving weighted average unit cost. Natural gas inventories are valued using an average cost method, and a new average cost is computed monthly.

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

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired, less salvage value, is charged to accumulated depreciation. Except as described below, depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. Depreciation expense for the years ended September 30, 2013, 2012, and 2011 was $1.4 billion, $1.7 billion, and $1.4 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.12 percent for 2013, 3.78 percent for 2012, and 3.21 percent for 2011.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2013	2012	2011
Asset Class
Nuclear	2.86	2.71	2.58
Coal-Fired	3.47	5.65	3.80
Hydroelectric	1.30	1.35	1.43
Gas and oil-fired	3.21	3.67	3.70
Transmission	2.76	2.99	3.39
Other	8.14	8.10	7.39

In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”).  See Note 20 — Legal Proceedings — Environmental Agreements.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.

Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier Fossil Plant ("John Sevier") were retired on December 31, 2012 and Units 3 and 5 at Widows Creek Fossil Plant ("Widows Creek") were retired on July 31, 2013.  In addition on December 31, 2012, John Sevier Units 3 and 4 were idled, and on October 1, 2013, Colbert Fossil Plant ("Colbert") Unit 5 and Johnsonville Fossil Plant ("Johnsonville") Units 5, 6, 9, and 10 were idled.

Depreciation rates are adjusted to reflect current assumptions so that the units will be fully depreciated by the applicable idle dates.  As a result of TVA's decision to idle or retire units, TVA recognized $49 million and $308 million in accelerated depreciation expense related to the units during the years ended September 30, 2013, and 2012, respectively.

On November 14, 2013, the TVA Board of Directors (the "TVA Board") approved the retirement of Colbert Units 1-5 no later than June 30, 2016 and the retirement of Widows Creek Unit 8. Additionally, the TVA Board approved the retirement of Paradise Fossil Plant ("Paradise") Units 1 and 2 upon the completion of a natural gas-fired plant at the Paradise location.

Capital Lease Agreements.  Property, plant, and equipment also includes assets recorded under capital lease agreements. These primarily consist of power production facilities, water treatment assets, and land of $42 million and power production facilities of $24 million at September 30, 2013 and 2012, respectively, and fuel fabrication and blending facilities of $5 million and $11 million at September 30, 2013 and 2012, respectively.

 Allowance for Funds Used During Construction.  AFUDC capitalized during the year ended September 30, 2013, was $168 million, of which $23 million is reflected in the consolidated balance sheets as a regulatory asset, as compared to $171 million capitalized during the year ended September 30, 2012.  TVA capitalizes interest as AFUDC, based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration. During 2012 and 2011, TVA also included certain nuclear fuel inventories in the calculation of the allowance. During 2012, the TVA Board approved a change in the AFUDC methodology which removed the inclusion of nuclear fuel from the AFUDC calculation effective October 1, 2012. The accumulated balance of costs, which is used to calculate AFUDC, averaged approximately $3.1 billion for the year ended September 30, 2013. Subsequent to August 31, 2013, the accumulated balance of costs for Bellefonte Nuclear Plant ("Bellefonte") were removed from this calculation.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the consolidated balance sheets and are amortized primarily over five years.  At September 30, 2013 and 2012, unamortized computer software costs totaled $5 million and $26 million, respectively.  Amortization expense related to capitalized computer software costs was $31 million for each of 2013, 2012, and 2011.  Software costs that do not meet capitalization criteria are expensed as incurred.

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

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants.   This blended nuclear fuel was first loaded in a Browns Ferry Nuclear Plant ("Browns Ferry") reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through at least 2016. BLEU fuel was loaded into Sequoyah Nuclear Plant ("Sequoyah") Unit 2 three times but is not expected to be used in the Sequoyah reactors in the future.

Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $175 million.  TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  During 2009, the DOE and TVA agreed that this obligation will be offset by amounts that the DOE expects to owe TVA in the future for certain decommissioning costs that TVA will pay on the DOE’s behalf.  Accordingly, TVA will remit the BLEU fuel savings amounts to the DOE, only after those future decommissioning costs have been offset against TVA’s obligation to the DOE. At September 30, 2013, TVA had paid out approximately $106 million for this program and the obligation recorded was $6 million.

The third-party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  However, the fuel fabrication contract qualifies as a capital lease, and TVA has recognized a capital lease asset and corresponding lease obligation related to amounts paid or payable to the processor.

Investment Funds

Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 20 — Contingencies — Decommissioning Costs), non-nuclear AROs (see Note 7 — Non-Nuclear Decommissioning Costs), and the Supplemental Executive Retirement Plan ("SERP") (see Note 19 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan).  Nuclear decommissioning funds and SERP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity market performance, while asset retirement funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The nuclear decommissioning funds, asset retirement funds, and SERP funds are all classified as trading.

Energy Prepayment Obligations and Discounts on Sales

During 2002, TVA introduced an energy prepayment program, the discounted energy units ("DEU") program.  Under this program, TVA LPCs could purchase DEUs generally in $1 million increments, and each DEU entitles the purchaser to a $.025/kilowatt-hour discount on a specified quantity of firm power over a period of years (5, 10, 15, or 20) for each kilowatt-hour in the prepaid block.  The remainder of the price of the kilowatt-hours delivered to the LPC is due upon billing.  TVA’s DEU program allowed LPCs to use cash on hand to prepay TVA for some of their power needs, providing funding to TVA and a savings to LPCs in the form of a discount on future purchases.  The LPC receives a discount on a specified volume of firm energy purchased.  The supplement to the power contract specifies the discount rate (2.5 cents per kilowatt-hour), the monthly block of kilowatt-hours to which the discount applies, the number of years (term), and contingencies upon contract termination.

TVA has not offered the DEU program since the end of 2004.  Total sales for the program since inception have been approximately $55 million.  TVA is accounting for the prepayment proceeds as unearned revenue and is reporting the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2013 and 2012 Consolidated Balance Sheets.

TVA recognizes revenue as electricity is delivered to LPCs, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2013, approximately $54 million had been applied against power billings on a cumulative basis during the life of the program, of which approximately $2 million was recognized as noncash revenue during 2013.  Approximately $5 million was applied against power billings during each of 2012 and 2011.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2013 and 2012 Consolidated Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2013, $990 million had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2013, 2012, and 2011.

Discounts, which are recorded as a reduction to electricity sales, for both programs amounted to $47 million for each of the years ended September 30, 2013, 2012, and 2011.

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

Maintenance Costs

TVA records maintenance costs and repairs related to its property, plant, and equipment in the statements of operations as they are incurred except for the recording of certain regulatory assets.

Prior to 2010, TVA deferred nuclear outage costs that were incurred during the operating cycle subsequent to the refueling outage.  These costs are incurred in the process of performing a nuclear fuel reload outage, and the benefits of these costs are realized during the subsequent 18 to 24 months when the nuclear fuel is burned during its operating cycle in producing electricity.  The TVA Board historically included in rates the amortization of these deferred nuclear outage costs during the operating cycle subsequent to the refueling outage.

Beginning in 2010, TVA implemented a new policy to expense any future outage costs as incurred consistent with a rate-making change approved by the TVA Board.  However, TVA continued to amortize the related existing regulatory asset and included such amounts in rates.  These amounts became fully amortized in 2011.

2.  Impact of New Accounting Standards and Interpretations

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

The following accounting standards have been issued, but as of September 30, 2013, were not effective and had not been adopted by TVA.

Balance Sheet. In December 2011, FASB issued guidance that requires additional disclosures relating to the rights of offset or other netting arrangements of assets and liabilities that are presented on a net or gross basis in the consolidated balance sheets. The guidance applies to derivative and other financial instruments and requires the disclosure of the gross amounts subject to offset, actual amounts offset in accordance with GAAP, and the related net exposure. These changes became effective for TVA on October 1, 2013, and are applied on a retrospective basis. This guidance relates solely to enhanced disclosures in the notes to the consolidated financial statements and does not have an impact on TVA's financial condition, results of operations, or cash flows.

Comprehensive Income. In February 2013, FASB issued guidance that requires public reporting companies under the Securities Act of 1933 to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single location. The guidance requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This information may be disclosed either in a single note or parenthetically on the face of the financial statements. If a component is not required to be reclassified to net income in its entirety, companies must cross reference to the related footnote for additional information. These changes became effective for TVA on October 1, 2013, and are applied on a prospective basis. TVA has chosen to disclose the required information in a single note. This guidance relates solely to enhanced disclosures and does not have an impact on TVA's financial condition, results of operations, or cash flows.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net At September 30
	2013	2012
Power receivables	$1,495	$1,585
Other receivables	73	88
Allowance for uncollectible accounts	(1)	(7)
Accounts receivable, net	$1,567	$1,666

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net At September 30
	2013	2012
Materials and supplies inventory	$620	$605
Fuel inventory	494	508
Emission allowance inventory	14	12
Allowance for inventory obsolescence	(37)	(28)
Inventories, net	$1,091	$1,097

5. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2013			2012
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired	$13,847	$8,429	$5,418	$13,726	$7,962	$5,764
Gas and oil-fired	3,386	1,008	2,378	3,334	916	2,418
Nuclear	18,725	9,103	9,622	18,042	8,791	9,251
Transmission	6,300	2,562	3,738	6,075	2,427	3,648
Hydroelectric	2,392	892	1,500	2,278	869	1,409
Other electrical plant	1,452	792	660	1,490	842	648
Subtotal	46,102	22,786	23,316	44,945	21,807	23,138

Multipurpose dams	928	356	572	928	347	581
Other stewardship	43	15	28	44	15	29
Subtotal	971	371	600	972	362	610

Total	$47,073	$23,157	$23,916	$45,917	$22,169	$23,748

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets At September 30
	2013	2012
EnergyRight® receivables	$117	$115
Unamortized debt issue cost of power bonds	75	70
Loans and other long-term receivables, net	73	76
Coal contract derivative assets	1	107
Prepaid capacity payments	62	59
Currency swap assets	28	21
Other	89	61
Total other long-term assets	$445	$509

TVA guarantees repayment on certain loans receivable from customers of TVA's LPCs in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The transaction is accounted for as a financing arrangement. The loans receivable, and the financing obligation, are shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated financing obligation are shown in Current assets and Current liabilities, respectively, on TVA's consolidated balance sheets.  At September 30, 2013, and 2012, the carrying amount of the loans receivable, net of discount, was approximately $150 million. The carrying amount of the financing obligation was approximately $186 million and $185 million at September 30, 2013 and 2012, respectively. See Note 10.

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

Regulatory Assets and Liabilities At September 30
	2013	2012
Current regulatory assets
Unrealized losses on commodity derivatives	$183	$310
Deferred nuclear generating units	237	237
Environmental agreements	73	87
Fuel cost adjustment receivable	—	68
Environmental cleanup costs – Kingston ash spill	68	72
Total current regulatory assets	561	774
Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,076	5,517
Unrealized losses on interest rate derivatives	808	1,332
Nuclear decommissioning costs	893	914
Environmental cleanup costs - Kingston ash spill	681	797
Construction costs	—	619
Non-nuclear decommissioning costs	571	550
Deferred nuclear generating units	1,438	473
Unrealized losses on commodity derivatives	139	335
Environmental agreements	189	237
Other non-current regulatory assets	336	353
Total non-current regulatory assets	9,131	11,127
Total regulatory assets	$9,692	$11,901

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$176	$173
Fuel cost adjustment liability	29	—
Unrealized gains on commodity derivatives	7	18
Total current regulatory liabilities	212	191
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	1	109
Total non-current regulatory liabilities	1	109
Total regulatory liabilities	$213	$300

Unrealized Gains (Losses) on Commodity Derivatives.  Unrealized gains (losses) on coal purchase contracts, included as part of unrealized losses on commodity derivatives, relate to the mark-to-market ("MtM") valuation of coal purchase contracts that contain options to purchase additional or lesser quantities.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA has historically recognized the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2018.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's consolidated balance sheets.  See Note 14.

Deferred gains and losses relating to TVA’s Financial Trading Program ("FTP") represent net unrealized gains and losses on swaps, futures, options, and combinations of these instruments and are also included as part of unrealized losses on commodity derivatives.  The program is used to reduce TVA’s economic risk exposure associated with electricity generation, purchases, and sales.  TVA defers all FTP MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity product.  Net unrealized losses at September 30, 2013, and September 30, 2012, were approximately $166 million and $228 million, respectively.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the fuel rate.  The current regulatory asset/liability for net unrealized gains and losses, included as part of the commodity derivatives, represents deferred gains and losses from contracts with a maturity of less than one year.

Deferred Nuclear Generating Units and Construction Costs.  In July 2005, the TVA Board approved the amortization, and inclusion into rates, of TVA’s $3.9 billion investment in the two deferred nuclear generating units at Bellefonte over a 10-year recovery period beginning in 2006.  In August 2011, the TVA Board approved the completion of Bellefonte Unit 1. Approximately $619 million of the remaining balance in the deferred nuclear generating units regulatory asset at that date did not continue to be amortized into rates, but was to be included in the Bellefonte plant asset balance at completion. This amount had been segregated into a separate non-current regulatory asset account titled Construction costs. TVA is evaluating the completion of Bellefonte Unit 1. In the interim, work at the site has been slowed to better allocate resources on nearer-term priorities as both budget and staffing levels for the project have been reduced in the 2014 budget. TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power. In November 2013, in accordance with the regulated operations property, plant and equipment accounting guidance, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte as a regulatory asset. Additionally, the Board approved combining the amounts related to Bellefonte previously included in Construction in progress, the $619 million in Regulatory asset-Construction costs and the remaining amounts included in Regulatory asset-Deferred nuclear generating units into a single regulatory asset titled Deferred nuclear generating units totaling $1.7 billion at September 30, 2013. Such amounts have been classified as a Regulatory asset in the September 30, 2013 balance sheet. The Board approved the recovery of this asset in future rates at an amount of $237 million per year until fully recovered. The amount to be amortized over the next year is included as a current regulatory asset on TVA's consolidated balance sheets.

Environmental Agreements.  In conjunction with the Federal Facilities Compliance Agreement with the EPA and the agreement with Alabama, Kentucky, North Carolina, Tennessee, the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation (collectively, the “Environmental Agreements”) (see Note 20 — Legal Proceedings — Environmental Agreements), TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with preference for projects in the Tennessee River watershed, and $10 million in civil penalties). The TVA Board determined that these costs would be collected in customer rates in the future and, accordingly, the amounts were deferred as a regulatory asset. Through the end of 2013, $52 million has been paid with respect to energy efficiency projects, $36 million has been paid to Alabama, Kentucky, North Carolina, and Tennessee, and $10 million has been paid with respect to civil penalties. The remaining amounts will be charged to expense and recovered in rates over future periods as payments are made.

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

Deferred Pension Costs and Other Post-retirement Benefit Costs.  TVA measures its benefit obligations related to pension and other post-retirement benefit ("OPEB") costs at each year-end balance sheet date.  TVA recognizes the funded status of the plans on TVA's consolidated balance sheets which in an unregulated environment would result in a corresponding offset to accumulated other comprehensive income ("AOCI").  “Incurred cost” is a cost arising from cash paid out or an obligation to pay for an acquired asset or service, and a loss from any cause that has been sustained and for which payment has been or must be made.  In the cases of pension and OPEB costs, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts that otherwise would be charged to AOCI for these costs are recorded as a regulatory asset since TVA has historically recovered pension and OPEB expense in rates.  Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension and OPEB costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue will result from inclusion of the pension and OPEB regulatory assets in allowable costs for ratemaking purposes.

These regulatory assets are classified as long-term, which is consistent with the pension and post-retirement liabilities, and not amortized to the consolidated statements of operations over a specified recovery period.  They are adjusted either upward or downward each year in conjunction with the adjustments to the unfunded pension liability, as calculated by the actuaries. Ultimately this regulatory asset will be recognized in the consolidated statements of operations in the form of pension expense as the actuarial liability is eliminated in future periods. These costs are included in other non-current regulatory assets. See Note 19 — Obligations and Funded Status.

Unrealized Losses on Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the MtM unrealized gains and losses on certain interest rate derivative contracts to reflect that the gain or loss is included in the ratemaking formula when these contracts actually settle.  The unrealized losses on these interest rate derivatives are recorded on TVA’s consolidated balance sheets as non-current regulatory assets and the related realized gains or losses, if any, are recorded in TVA’s consolidated statements of operations.

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under the Nuclear Regulatory Commission ("NRC") requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's Nuclear Decommissioning Trust ("NDT"), and (4) certain other deferred charges under the accounting rules for AROs.  These future costs will be funded through a combination of the NDT, future earnings on the NDT, and, if necessary, additional TVA cash contributions to the NDT and future earnings thereon.  See Note 1 — Investment Funds.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the NDT investments and ARO liability.

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

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

Debt Reacquisition Costs.  Reacquisition expenses, call premiums, and other related costs, such as unamortized debt issue costs associated with redeemed Bond issues, are deferred and amortized (accreted) on a straight-line basis over the weighted average life of TVA’s debt portfolio.

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

When TVA determines that it has a variable interest in a variable interest entity, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. TVA has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt.

Southaven

On August 6, 2013, TVA and the United States of America entered into an asset purchase agreement for the reacquisition by TVA (as agent for the United States of America with respect to real property) of a 90 percent undivided interest in the Southaven Combined Cycle Combustion Turbine Facility ("Southaven CCF") and related real property located in Southaven, Mississippi (the “Asset Purchase Agreement”) from Seven States Power Corporation ("Seven States"), through its subsidiary, Seven States Southaven, LLC ("SSSL"). Seven States was formed by LPCs that distribute TVA power. Seven States originally purchased the 90 percent interest in the Southaven CCF and the related real property from TVA in 2008 and leased the interest back to TVA. TVA continued to operate the Southaven CCF. See Note 13 for further discussion regarding the purchase arrangement.

As a condition to the closing of the Asset Purchase Agreement, on August 9, 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation, LLC ("SCCG") in which TVA agreed to lease the Southaven CCF to SCCG for a term of approximately 31 years (the “Southaven Head Lease”) in exchange for a one-time rental payment of $400 million to TVA. Also on August 9, 2013, SCCG leased the Southaven CCF back to TVA for a term of approximately 20 years (the “Southaven Facility Lease”) in exchange for scheduled amortizing, semi-annual lease payments commencing on February 15, 2014 and ending on August 15, 2033. Throughout the term of the Southaven Facility Lease, TVA is responsible for the operation and maintenance (and improvement to the extent required by applicable law) of the Southaven CCF and takes all power generated by the facility. The Southaven Head Lease will terminate upon expiration of the Southaven Facility Lease so long as all payments under the Southaven Facility Lease have been made and there is no significant event of default for which SCCG has exercised remedies to dispossess TVA of the Southaven CCF. Upon expiration of the Southaven Head Lease and Southaven Facility Lease, TVA will own the Southaven CCF at no additional cost to TVA.

SCCG, a newly formed special single-purpose entity, was established to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests. See Note 12 —Secured Debt of VIEs. The membership interests were purchased by Southaven Holdco, LLC ("SHLLC"), also a newly-formed special single-purpose entity, established to acquire and hold the membership interests of SCCG. They were purchased by SHLLC with proceeds from the issuance of $40 million of secured notes (the “SHLLC notes”) and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each August 15 and February 15, with a final payment due on August 15, 2033. See Note 10 — Membership Interests of VIE Subject to Mandatory Redemption. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes, the SCCG notes, and the lease payments under the Southaven Facility Lease.

The sale of the SCCG notes, the membership interests in SCCG, and the SHLLC notes closed on August 9, 2013. The SCCG notes are secured by TVA’s lease payments. The SHLLC notes are secured by SHLLC’s investment in, and amounts receivable from, SCCG. TVA’s lease payments, under the terms of the Southaven Facility Lease, are equal to the sum of (i) SCCG’s semi-annual debt service payments, (ii) SHLLC’s semi-annual debt service payments, and (iii) scheduled pre-determined payments to be made to SSSL on each lease payment date by SHLLC as agreed in the Asset Purchase Agreement and SHLLC's formation documents (the "Seven States Return"). In addition to the lease payments, TVA pays the administrative and miscellaneous expenses incurred by SCCG and SHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

TVA participated in the design, business conduct, and financial support of SCCG and has determined that it has a direct variable interest in SCCG resulting from risk associated with the value of the Southaven CCF at the end of the lease term. Based on its analysis, TVA has determined that it is the primary beneficiary of SCCG and, as such, is required to account for SCCG on a consolidated basis.

John Sevier

On January 17, 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows is allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed on January 17, 2012. The JSCCG notes are secured by TVA’s lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA’s lease payments to JSCCG are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business conduct, and credit and financial support of JSCCG and Holdco, TVA has determined that it has a variable interest in each of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of JSCCG and Holdco and, as such, is required to account for the VIEs on a consolidated basis. Holdco’s membership interests in JSCCG are eliminated in consolidation.

The financial statement items attributable to carrying amounts and classifications of JSCCG and Holdco as of September 30, 2013 and 2012, and SCCG as of September 30, 2013, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At September 30, 2013	At September 30, 2012
Current liabilities
Accrued interest	$12	$10
Current portion of membership interests of VIE subject to mandatory redemption	2	—
Current maturities of long-term debt of VIE	30	13
Total current liabilities	44	23
Other liabilities
Membership interests of VIE subject to mandatory redemption	38	—
Total other liabilities	38	—
Long-term debt, net
Long-term debt of VIE	1,311	981
Total long-term debt, net	1,311	981
Total liabilities	$1,393	$1,004

Interest expense of $50 million and $34 million related to debt of variable interest entities and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the years ended September 30, 2013 and 2012, respectively.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through September 30, 2013, totaled $956 million.  The remaining estimated liability at September 30, 2013, was $169 million.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  TVA has received insurance proceeds of $92 million.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. Any amounts received related to insurance settlements are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 20 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30
	2013	2012
Interest rate swap liabilities	$1,199	$1,723
Environmental agreements liability	190	237
EnergyRight® financing obligation	149	148
Membership interests of VIE subject to mandatory redemption	38	—
Coal contract derivative liabilities	35	205
Commodity swap derivative liabilities	36	59
Currency swap liabilities	15	54
Other	199	254
Total other long-term liabilities	$1,861	$2,680

EnergyRight® Purchase Obligation. TVA guarantees repayment on certain loans receivable from customers of TVA's LPCs in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The transaction is accounted for as a financing arrangement. As of September 30, 2013 and September 30, 2012, the carrying amount of the financing obligation was approximately $186 million and $185 million, respectively. As of September 30, 2013 and 2012, $37 million of this was current and included in Accounts payable and accrued liabilities. See Note 6.

Membership Interests of VIE Subject to Mandatory Redemption. On August 9, 2013, SCCG issued 100 percent of its membership interests to SHLLC for a total of $40 million. The membership interests in SCCG are mandatorily redeemable pursuant to a schedule of payments that indicates the amount of each payment and the corresponding dates on which each payment is due. The schedule requires SCCG to make semi-annual payments to SHLLC sufficient to provide returns on, as well as returns of, capital until the investment has been repaid in full, including a $4 million balloon payment as part of the final disbursement which is due on August 15, 2033. The return on capital includes the Seven States Return. These payments provide a return on investment to SHLLC of 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. As of September 30, 2013, the carrying amount of the Membership interests of VIE subject to mandatory redemption was $40 million. As of September 30, 2013, $2 million of this was current and included in Accounts payable and accrued liabilities.

In the event that TVA were to choose to exercise an early buy out feature of the Southaven Facility Lease, in part or in whole, TVA must pay to SCCG amounts sufficient for SCCG to repay or partially repay on a pro rata basis the membership interests held by SHLLC, including any outstanding investment amount plus accrued but unpaid return. TVA also has the right, at any time and without any early redemption of the other portions of the Southaven Facility Lease payments due to SCCG, to fully repay SHLLC's investment, upon which repayment SHLLC will transfer the membership interests to a designee of TVA.

11.  Asset Retirement Obligations

During the year ended September 30, 2013, TVA's total ARO liability increased $199 million. The increase in the liability resulted from accretion and a change in estimate. These items were partially offset by ash area settlement projects that were conducted during the year ended September 30, 2013. The nuclear and non-nuclear accretion expenses were deferred as regulatory assets, and $40 million of the related regulatory assets was amortized into expense as this amount was collected in rates. The change in estimate is a result of TVA's biennial update to its nuclear ARO in order to adjust for changes in expected labor factors, burial rates, and fuel expenses, among other factors. This review resulted in a $66 million increase to the nuclear ARO.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2011	$2,091	$1,047	$3,138

Settlements (ash storage areas)	—	(22)	(22)
Accretion (recorded as regulatory asset)	117	55	172
Additional obligations	—	2	2
Change in estimate	—	(1)	(1)

Balance at September 30, 2012	$2,208	$1,081	$3,289

Settlements (ash storage areas)	—	(37)	(37)
Accretion (recorded as regulatory asset)	125	45	170
Additional obligations	—	—	—
Change in estimate	66	—	66

Balance at September 30, 2013	$2,399	$1,089	$3,488	*

Note
* The current portion of ARO in the amount of $16 million is included in Accounts payable and accrued liabilities.

12.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2013, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  TVA Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled rent payments under its leaseback transactions, as well as its scheduled payments under its lease financing arrangements involving John Sevier CCF and Southaven CCF, as costs of operating, maintaining, and administering its power properties; however, such treatment is not free from doubt. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA’s payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the U.S. Treasury required by the TVA Act in repayment of, and as a return on, the Power Program Appropriation Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2013, TVA was in compliance with the rate test. See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets.

TVA met the bondholder protection test for the five-year period ended September 30, 2010, and must next meet the bondholder protection test for the five-year period ending September 30, 2015.

Secured Debt of VIEs

On August 9, 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also on August 9, 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests was paid to TVA in accordance with the terms of the Southaven Head Lease. See Note 8 — Southaven. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

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

Secured debt of VIEs, including current maturities, outstanding at September 30, 2013 and 2012 totaled approximately $1.3 billion and $994 million, respectively.

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding at September 30, 2013, 2012, and 2011, were 0.04 percent, 0.09 percent, and 0.00 percent, respectively.  During 2013, 2012, and 2011, the maximum outstanding balances of TVA short-term borrowings held by the public were $3.4 billion, $3.2 billion, and $1.4 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $1.9 billion (0.08 percent), $1.1 billion (0.08 percent), and $363 million (0.14 percent), respectively.

Put and Call Options

Bond issues of $848 million held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices of 100 percent of the principal amount.  Twenty-three Bond issues totaling $708 million, with maturity dates ranging from 2025 to 2043, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  There is no accounting difference between a “survivor’s option” put and a “regular” put on any TVA put Bond. These Bonds are classified as long-term as of September 30, 2013 and 2012.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset six times, from an initial rate of 6.75 percent to the current rate of 3.830 percent.  In connection with these resets, $251 million of the Bonds have been redeemed, so that $324 million of the Bonds were outstanding at September 30, 2013.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset five times, from an initial rate of 6.50 percent to the current rate of 3.955 percent.  In connection with these resets, $255 million of the Bonds have been redeemed, so that $270 million of the Bonds were outstanding at September 30, 2013.

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate for the bonds on the calculation dates, described above, which occur in the third quarter of TVA's fiscal year.  If the reset rate is less than the then-current coupon rate on the PARRS, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2013, TVA has not determined that it is probable that the reset rate will be less than than the current coupon rate on the PARRS on the calculation dates; therefore, the par amount outstanding for each series of PARRS was classified as long-term debt.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2011, to September 30, 2013.

Debt Securities Activity For the year ended September 30
	2013	2012
Issues
Debt of variable interest entities	$360	$1,000
electronotes®	152	135
2012 Series A(1)	—	1,000
2012 Series B(2)	1,000	—
2013 Series A(3)	1,000	—
Discount on debt issues	(30)	(9)
Total	$2,482	$2,126

Redemptions/Maturities(4)
Debt of variable interest entities	$13	$6
electronotes®	50	189
1992 Series D	—	1,000
1998 Series C	1,359	—
1998 Series D	2	5
1999 Series A	1	2
2000 Series F	—	29
2002 Series A	—	1,486
2003 Series C	940	—
2009 Series A	4	4
2009 Series B	2	2
Total	$2,371	$2,723

Notes
(1) The 2012 Series A bonds were issued at 99.12 percent of par.
(2) The 2012 Series B bonds were issued at 97.49 percent of par.
(3) The 2013 Series A bonds were issued at 99.52 percent of par.
(4) All redemptions were at 100 percent of par.

Debt Outstanding

Total debt outstanding at September 30, 2013, and 2012, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2013 Par	2012 Par
Short-term debt, net				$2,432	$1,507
Current maturities of long-term debt of variable interest entities				30	13
Current maturities of power bonds
880591EE8	5/15/2014		2.250%	3	3
880591EF5	6/15/2014		3.770%	26	3
880591CW0	3/15/2013		6.000%	—	1,359
880591DW9	8/1/2013		4.750%	—	940
88059TEL1	5/15/2014		2.650%	3	3
Total current maturities of power bonds				32	2,308
Total current debt outstanding, net				$2,494	$3,828

Long-Term Debt(1) At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Call Date	2013 Par	2012 Par	Stock Exchange Listings
electronotes®(2)	05/15/2020 - 02/15/2043	2.375 - 4.875%		4/15/2013 - 02/15/2018	$723	$622	None
880591DY5	6/15/2015	4.375%			1,000	1,000	New York, Luxembourg
880591EE8(3)	11/15/2015	2.250%			4	8	None
880591DS8	12/15/2016	4.875%			524	524	New York
880591EA6	7/18/2017	5.500%			1,000	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%			650	650	New York
880591EC2	4/1/2018	4.500%			1,000	1,000	New York, Luxembourg
880591EQ1	10/15/2018	1.750%			1,000	—	New York
880591EL2	2/15/2021	3.875%			1,500	1,500	New York
880591DC3	6/7/2021	5.805%	(4)		324	324	New York, Luxembourg
880591EN8	8/15/2022	1.875%			1,000	1,000	New York
880591CJ9	11/1/2025	6.750%			1,350	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300(5)	6/1/2028	4.060%			324	326	New York
880591409(5)	5/1/2029	4.150%			270	271	New York
880591DM1	5/1/2030	7.125%			1,000	1,000	New York, Luxembourg

880591DP4	6/7/2032	6.587%	(4)		405	404	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472	472	New York, Luxembourg
880591EF5(3)	6/15/2034	3.770%			414	440	None
880591DX7	6/15/2035	4.650%			436	436	New York
880591CK6	4/1/2036	5.980%			121	121	New York
880591CS9	4/1/2036	5.880%			1,500	1,500	New York
880591CP5	1/15/2038	6.150%			1,000	1,000	New York
880591ED0	6/15/2038	5.500%			500	500	New York
880591EH1	9/15/2039	5.250%			2,000	2,000	New York
880591EP3	12/15/2042	3.500%			1,000	—	New York
880591DU3	6/7/2043	4.962%	(4)		243	242	New York, Luxembourg
880591CF7	7/15/2045	6.235%		7/15/2020	140	140	New York
880591EB4	1/15/2048	4.875%			500	500	New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000	1,000	New York
880591EJ7	9/15/2060	4.625%			1,000	1,000	New York
Subtotal					22,400	20,330
Unamortized discounts, premiums, and other					(85)	(61)
Total long-term outstanding power bonds, net					22,315	20,269
Long-term debt of variable interest entities					1,311	981
Total long-term debt, net					$23,626	$21,250

Notes
(1)  Includes net exchange losses from currency transactions of $43 million at September 30, 2013 and $41 million at September 30, 2012.
(2)  Includes one electronotes® issue with partial maturities of principal for each required annual payment.
(3)  These Bonds include partial maturities of principal for each required annual payment.
(4)  The coupon rate represents TVA’s effective interest rate.
(5)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options.

Maturities Due in the Year Ending September 30
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term power bonds and long-term debt of variable interest entities including current maturities(1)	$62	$1,064	$65	$1,590	$1,718	$19,231	$23,730

Note
(1) Does not include noncash items of foreign currency exchange loss of $43 million and net discount on sale of Bonds of $85 million.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2013, The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $0.5 billion credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At September 30, 2013, and September 30, 2012, there were $0.8 billion and $1.1 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

13.  Leaseback Obligations

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At September 30, 2013, and September 30, 2012, the outstanding leaseback obligations related to CTs and QTE were $761 million and $825 million, respectively.

In 2008, TVA acquired the Southaven CCF pursuant to an agreement under which Seven States had an option to purchase a 90 percent undivided interest in the facility, which option Seven States subsequently exercised through its subsidiary, SSSL. SSSL financed the purchase of its undivided interest in the facility with funds received from a credit agreement with a third-party lender. SSSL leased its undivided interest in the facility back to TVA, and TVA continued to operate the facility. TVA accounted for the leaseback obligation under the financing method.

On August 6, 2013, TVA and the United States of America entered into the Asset Purchase Agreement involving the Southaven CCF, underlying real property, and related assets, whereby TVA (as agent for the United States of America with respect to real property) re-acquired the undivided 90 percent interest in the facility from SSSL. In exchange for SSSL’s undivided interest in the facility, TVA paid the recorded amount of the buy-back obligation as of the date of closing of approximately $364 million. SSSL used these proceeds to repay the amounts outstanding under its credit agreement. The credit agreement was closed upon repayment.

Also, as a condition to the closing of the Asset Purchase Agreement, TVA was required to enter into the Southaven Head Lease and Southaven Facility Lease through which SSSL will receive semi-annual payments over 20 years each February 15 and August 15, beginning February 15, 2014, with the final payment due on August 15, 2033. These payments, totaling approximately $9 million, will be funded by TVA as part of the lease payments to SCCG that will be paid to SHLLC. The payments to be made to SSSL are included in a schedule to SHLLC's formation documents. SSSL has no equity or debt investment in, and has made no contribution to, SHLLC. TVA entered into the Southaven Head Lease and the Southaven Facility Lease on August 9, 2013. See Note 8 and Note 10 — Membership Interests of VIE Subject to Mandatory Redemption.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Years Ended September 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2013	2012
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in OCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$78	$99

Notes
(1) Mark-to-market ("MtM")
(2) Other comprehensive income (loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Years Ended September 30
Derivatives in Cash Flow Hedging Relationship	2013	2012
Currency swaps	$(1)	$(35)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Years Ended September 30
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2013	2012
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	(11)	(22)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(126)	(342)

Note
All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the years ended 2013 and 2012.

Mark-to-Market Values of TVA Derivatives At September 30
	2013		2012
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(15)	Other long-term liabilities	$(23)	Other long-term liabilities
£250 million Sterling	51	Other long-term assets	21	Other long-term assets
£150 million Sterling	10	Other long-term assets	(31)	Other long-term liabilities

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(886)	Other long-term liabilities	(1,247)	Other long-term liabilities
$476 million notional	(300)	Other long-term liabilities	(458)	Other long-term liabilities
$42 million notional	(13)	Other long-term liabilities	(18)	Other long-term liabilities
Commodity contract derivatives	(141)	Other long-term assets $1; Other current assets $2; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(109)	(267)	Other long-term assets $107; Other current assets $12; Other long-term liabilities $(205); Accounts payable and accrued liabilities $(181)
FTP
Margin cash account(1)	11	Other current assets	43	Other current assets
Derivatives under FTP(2)	(166)	Other current assets $(97); Other long-term liabilities $(36); Accounts payable and accrued liabilities $(33)	(228)	Other long-term assets $2; Other current assets $(104); Other long-term liabilities $(59); Accounts payable and accrued liabilities $(67)

Notes
(1)  In accordance with certain credit terms, TVA uses leverage to trade financial instruments under the FTP.  Therefore, the margin cash account balance does not represent 100 percent of the net market value of the derivative positions outstanding as shown in the Derivatives Under Financial Trading Program table.
(2)  The September 30, 2013, and September 30, 2012 balances in the Derivatives Under Financial Trading Program table show all open derivative positions in the FTP.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2013:

Currency Swaps Outstanding At September 30, 2013
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

For the years ended 2013 and 2012, the changes in market value of the interest rate derivatives resulted in deferred unrealized gains (losses) of $524 million and $(168) million, respectively.  There were no realized gains or losses for the years ended 2013 and 2012.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts. At September 30, 2013, and September 30, 2012, TVA's coal contract derivatives had net market values of $(140) million and $(267) million, respectively, which TVA deferred as regulatory assets or liabilities on a gross basis.  At September 30, 2013, TVA's coal contract derivatives had terms of up to five years.

The total market value of natural gas derivative contracts was $(1) million at September 30, 2013, and was less than $(1) million at September 30, 2012. At September 30, 2013, natural gas derivative contracts had terms of up to two years.

Commodity Contract Derivatives At September 30
	2013			2012
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	19	43 million tons	$(140)	23	46 million tons	$(267)
Natural gas contract derivatives	13	39 million mmBtu	$(1)	25	51 million mmBtu	$—

Derivatives Under FTP. TVA has a FTP under which it may purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At September 30, 2013 and 2012, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At September 30, 2013 and 2012, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at September 30, 2013, and swap contracts under the FTP had remaining terms of five years or less.

Derivatives Under Financial Trading Program
	At September 30, 2013		At September 30, 2012
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	152,922,500	(169)	294,462,500	(232)
Option contracts	—	—	—	—
Natural gas financial positions	152,922,500	$(169)	294,462,500	$(232)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	1,205,000	3	1,390,000	4
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	1,205,000	$3	1,390,000	$4

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records realized gains or losses to match the delivery period of the underlying commodity contract. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(8) million at September 30, 2013, and $(21) million at September 30, 2012. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses) At September 30

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	2013	2012

Natural gas	$(169)	$(232)
Fuel oil/crude oil	3	4
Coal	—	—

Financial Trading Program Realized Gains (Losses) Years Ended September 30

Decrease (increase) in fuel expense	2013	2012

Natural gas	$(78)	$(116)
Fuel oil/crude oil	4	10
Coal	(1)	—

Financial Trading Program Realized Gains (Losses) Years Ended September 30

Decrease (increase) in purchased power expense	2013	2012

Natural gas	$(51)	$(236)

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, and SERP.  All securities in the trusts are classified as trading.  See Note 15 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At September 30, 2013, and September 30, 2012, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and its currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2013, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.2 billion.  TVA's collateral obligations at September 30, 2013, under these arrangements, was $0.8 billion, for which TVA had posted $0.8 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from directly served industries and federal agencies, and from exchange power arrangements with a small number of investor-owned regional utilities, related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three customers that represented 27 percent of total outstanding accounts receivable at September 30, 2013, and 26 percent of total outstanding accounts receivable at September 30, 2012. Power sales to TVA's largest directly served industrial customer represented three percent and five percent of TVA's total operating revenues for the years ended September 30, 2013 and 2012, respectively.  TVA has determined that this customer has the equivalent of a non-investment grade credit rating. As a result of its credit ratings, this customer has provided credit assurance to TVA under the terms of its power contract. On May 24, 2013, the customer announced the cessation of enrichment activities at one of its sites. TVA and the customer subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. These sales may continue to be extended.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At September 30, 2013, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher.  At September 30, 2013, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was B3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2013.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected in regulatory assets, regulatory liabilities, or accumulated other comprehensive income (loss) on TVA's consolidated balance sheets, and consolidated statements of comprehensive income (loss). Except for gains and losses on SERP assets, there has been no impact to TVA's consolidated statements of operations or its consolidated statements of cash flows related to these fair value measurements.

Investments Funds

At September 30, 2013, Investment funds were composed of $1.7 billion of securities classified as trading and measured at fair value and $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service ("IRS") rules applicable to the qualified defined benefit pension plan. The NDT, ART, and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance.

The NDT, ART, and SERP are composed of multiple types of investments and are managed by external institutional managers. Most U.S. and international equities, Treasury Inflation-Protected Securities, real estate investment trust securities, cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $149 million at September 30, 2013.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investments.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, and SERP consist of either a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Level 2 valuations.

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

	Unrealized Investment Gains (Losses) At September 30
	Financial Statement Presentation	2013	2012

SERP	Other income (expense)	$2	$4
NDT	Regulatory asset	48	121
ART	Regulatory asset	33	27

Currency and Interest Rate Derivatives

See Note 14 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both for TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $6 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2013.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013, and September 30, 2012. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$151	$—	$—	$—	$151
Debt securities
U.S. government corporations and agencies	38	67	—	—	105
Corporate debt securities	—	255	—	—	255
Residential mortgage-backed securities	—	25	—	—	25
Commercial mortgage-backed securities	—	7	—	—	7
Collateralized debt obligations	—	10	—	—	10
Private partnerships	—	—	159	—	159
Commingled funds(2)
Equity security commingled funds	—	741	—	—	741
Debt security commingled funds	—	248	—	—	248
Total investments	189	1,353	159	—	1,701
Currency swaps	—	61	—	—	61
Commodity contract derivatives	—	—	3	—	3
Commodity derivatives under FTP
Swap contracts	—	101	—	(97)	4
Total commodity derivatives under FTP	—	101	—	(97)	4

Total	$189	$1,515	$162	$(97)	$1,769

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$15	$—	$—	$15
Interest rate swaps	—	1,199	—	—	1,199
Commodity contract derivatives	—	1	143	—	144
Commodity derivatives under FTP
Swap contracts	—	267	—	(97)	170
Total commodity derivatives under FTP	—	267	—	(97)	170

Total	$—	$1,482	$143	$(97)	$1,528

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or broker.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.

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
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs For the Year Ended September 30
	Private Partnerships	Commodity Contract Derivatives	Interest Rate Swaption
Balance at October 1, 2011	$22	$239	$(1,077)
Purchases	27	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements(1)	—	—	1,077
Net unrealized gains (losses) deferred as regulatory assets and liabilities	4	(506)	—
Balance at September 30, 2012	53	(267)	—

Purchases	101	—	—
Issuances	—	—	—
Sales	(4)	—	—
Settlements	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	9	127	—
Balance at September 30, 2013	$159	$(140)	$—

Note
(1) The interest rate swaption was converted to an interest rate swap in April 2012.

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs during the year ended September 30, 2013. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 7.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2013	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$3	Discounted cash flow	Credit risk	21%	*

		Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$10.25 - $85.25/ton
Liabilities
Commodity contract derivatives	$143	Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$10.25 - $85.25/ton
* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at September 30, 2013, and September 30, 2012, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2013, and September 30, 2012, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value At September 30
		2013		2012
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$150	$150	$150	$150

Loans and other long-term receivables, net	Level 2	$73	$67	$76	$70

EnergyRight® purchase obligation (including current portion)	Level 2	$186	$210	$185	$209

Membership interests of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$40	$50	$—	$—

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,347	$24,603	$22,577	$28,041

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,341	$1,386	$994	$1,116

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

The fair value of long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date. The fair value of other long-term debt and membership interests of variable interest entity subject to mandatory redemption is estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

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

The 1959 amendment to the TVA Act also required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Program Appropriation Investment until an additional $1.0 billion of the Power Program Appropriation Investment has been repaid.  Of this $1.0 billion amount, $10 million remained unpaid at September 30, 2013.  Once the $1.0 billion has been repaid, the TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining Power Program Appropriation Investment.  The remaining Power

Program Appropriation Investment will be $258 million if TVA receives no additional appropriations from Congress for its power program.

The table below summarizes TVA's activities related to appropriated funds.

Summary of Proprietary Capital Activity At or for the Years Ended September 30
	2013		2012
Appropriation Investment	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Balance at beginning of year	$288	$4,351	$308	$4,351
Return of power program appropriation investment	(20)	—	(20)	—
Balance at end of year	268	4,351	288	4,351
Retained Earnings
Balance at beginning of year	4,492	(3,731)	4,429	(3,721)
Net income (expense) for year	282	(11)	70	(10)
Return on power program appropriation investment	(7)	—	(7)	—
Balance at end of year	4,767	(3,742)	4,492	(3,731)
Net proprietary capital at September 30	$5,035	$609	$4,780	$620

Payments to the U.S. Treasury

TVA paid $20 million each year for 2013, 2012, and 2011 as a repayment of the Power Program Appropriation Investment.  In addition, TVA paid the U.S. Treasury $7 million in 2013, $7 million in 2012, and $7 million in 2011 as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.10 percent, 2.33 percent, and 2.40 percent for 2013, 2012, and 2011, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments.  See Note 14.

TVA records exchange rate gains and losses on debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income.  TVA had unrealized gains of $78 million and $99 million in 2013 and 2012, respectively, on the mark-to-market of currency swaps. TVA then reclassifies an amount out of accumulated other comprehensive income into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income into net income resulted in increases to net income of $1 million and $35 million in 2013 and 2012, respectively, and a decrease to net income of $7 million in 2011.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, did not have an impact on net income in 2013, 2012, and 2011.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $53 million of losses from accumulated other comprehensive income to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

17.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30

	2013	2012	2011
Interest income	$23	$21	$8
External services	18	7	19
Gains (losses) on investments	4	5	1
Miscellaneous	(1)	—	2
Total other income (expense), net	$44	$33	$30

18. Supplemental Cash Flow Information

Interest paid was $1.3 billion, $1.4 billion, and $1.4 billion in 2013, 2012, and 2011, respectively. These amounts differ from interest expense due to the timing of payments and interest capitalized of $168 million in 2013, $171 million in 2012, and $126 million in 2011 as a part of major capital expenditures.

Construction in progress and Nuclear Fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2013, 2012, and 2011 were $270 million, $204 million, and $307 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ending 2013, 2012, and 2011 as non-cash investing activities.  In November 2013, in accordance with the regulated operations property, plant and equipment accounting guidance, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte as a regulatory asset. Bellefonte amounts included in Construction expenditures for 2013, 2012, and 2011 were $162 million, $212 million, and $199 million.

Cash flows from futures contracts, forward contracts, option contracts, and swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

19.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits such as workers' compensation, and the SERP.

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

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age.  A member’s account receives pay credits equal to six percent of his or her straight-time earnings.  The account also receives interest credits at a rate set at the beginning of each calendar year equal to the change in the Consumer Price Index for All Urban Consumers ("CPI-U") plus three percent, with the provision that the rate may not be less than six percent or more than ten percent.  The interest crediting rate was six percent for calendar years 2013 and 2012.

There are two investment funds within the defined benefit pension plan: the Fixed Benefit Fund and the Variable Fund.  TVA's plan contributions are deposited in the Fixed Benefit Fund.  Eligible employees are allowed to make voluntary contributions to either the Variable Fund, the Fixed Fund within the Fixed Benefit Fund, or both.  Employee contributions are limited to $10,000 per year per eligible employee. The pension plan pays interest at the lesser of six percent or the actuarial assumed rate of return less 0.5 percent to employees in the Fixed Fund.  Employee contributions in the Fixed Fund were credited an annual rate of interest of six percent during 2013 and 2012, resulting in credit amounts of $36 million and $38 million, respectively.  Employee contributions to the Variable Fund are invested in an S&P 500 Stock Index Fund.

The defined benefit pension plan is administered by a separate legal entity, Tennessee Valley Authority Retirement System ("TVARS"), which is governed by its own board of directors (the "TVARS Board").  Upon notification by the TVARS Board of the minimum required and recommended contributions, TVA determines the level of contribution to make to TVARS for the upcoming fiscal year.

In 2009, changes were made to the cost of living adjustment ("COLA") provisions of the defined benefit pension plan. The eligibility for the COLA became age 60 for employees who retire on or after January 1, 2010. In addition, the COLA was subject to caps for calendar years 2010 to 2013. As a result, the COLA for eligible retirees for the four years beginning January 1, 2010 were as follows:

•For CY 2010, the COLA was zero.
•For CY 2011, the COLA was 1.15 percent.
•For CY 2012, the COLA was zero.
•For CY 2013, the COLA was 2.3 percent.

In CY 2014, the COLA benefit of CPI-U, capped at 5.0 percent, is to be restored.

Members of both the Original Benefit Structure and the Cash Balance Benefit Structure can also become eligible for a supplemental pension benefit based on age and years of service at retirement, which is designed to help offset the cost of retiree medical insurance.

Defined Contribution Plan. TVARS also administers a qualified defined contribution 401(k) plan to which TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of annual pay) for members participating in the Original Benefit Structure and 75 cents on the dollar (up to 4.5 percent of annual pay) for members participating in the Cash Balance Benefit Structure. TVA made matching contributions of approximately $34 million to the plan during 2013, $34 million during 2012, and $31 million during 2011.

Supplemental Executive Retirement Plan. TVA has established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  TVA has historically funded the annual calculated expense.

Other Post-Retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees’ medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount, reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan, described above.

Other Post-Employment Benefits.  TVA employees injured in work-related incidents are covered by the workers’ compensation program for federal employees administered through the Department of Labor by the Office of Workers’ Compensation Programs in accordance with the provisions of FECA.  FECA provides compensation and medical benefits to federal employees for permanent and temporary disability due to employment-related injury or disease.

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and the funded status as regulatory assets as such amounts are probable of collection in future rates.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2013 and 2012, were as follows:

Obligations and Funded Status For the year ended September 30
	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$11,995	$11,255	$811	$800
Service cost	154	139	24	19
Interest cost	468	490	31	35
Plan participants’ contributions	29	30	79	80
Amendments	4	3	—	—
Actuarial loss (gain)	(549)	686	(163)	(2)
Net transfers from variable fund/401(k) plan	4	7	—	—
Expenses paid	(6)	(5)	—	—
Benefits paid	(628)	(610)	(126)	(121)
Benefit obligation at end of year	11,471	11,995	656	811

Change in plan assets
Fair value of net plan assets at beginning of year	7,029	6,546	—	—
Actual return on plan assets	787	1,053	—	—
Plan participants’ contributions	29	30	79	80
Net transfers from variable fund/401(k) plan	4	7	—	—
Employer contributions	6	8	47	41
Expenses paid	(6)	(5)	—	—
Benefits paid	(628)	(610)	(126)	(121)
Fair value of net plan assets at end of year	7,221	7,029	—	—

Funded status	$(4,250)	$(4,966)	$(656)	$(811)

The pension actuarial gain above for 2013 primarily reflects the impact of the increase in the discount rate from 4.00 percent to 5.00 percent, which decreased the liability by approximately $1.4 billion.  The actuarial gain is offset by the impact of including certain retiree benefits in the pension obligation which were not considered in prior periods, which increased the 2013 liability by $705 million. The pension actuarial loss for 2012 primarily reflects the impact of the reduction in the discount rate from 4.50 percent to 4.00 percent, which increased the liability by approximately $683 million.

The other post-retirement actuarial gain for 2013 primarily reflects the impact of the increase in the discount rate from 4.00 percent to 5.05 percent, which decreased the liability by $93 million. Additional gains were due to demographic experience related to per capita costs, contributions, participation rates, and changes in plan provisions, which decreased the liability by $43 million. Changes in the adjustment of the impact of the excise tax assumption decreased the liability by $33 million. These decreases in the post-retirement liability were slightly offset by the change in the COLA and mortality assumptions.

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

Amounts related to these benefit plans recognized on TVA's consolidated balance sheets consist of regulatory assets that have not been recognized as components of net periodic benefit cost at September 30, 2013 and 2012, and the funded status of TVA’s benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Regulatory assets	$3,910	$5,168	$166	$349
Accounts payable and accrued liabilities	(5)	(5)	(39)	(37)
Pension and post-retirement benefit obligations(1)	(4,245)	(4,961)	(617)	(774)
Note
(1) Table above excludes $486 million and $544 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2013 and 2012, respectively.

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consisted of:

Postretirement Benefit Costs Deferred as Regulatory Assets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Unrecognized prior service cost (credit)	$(203)	$(229)	$(45)	$(51)
Unrecognized net loss	4,113	5,397	211	400
Total regulatory assets	$3,910	$5,168	$166	$349

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan at September 30, 2013, and 2012, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2013	2012
Projected benefit obligation	$11,471	$11,955
Accumulated benefit obligation	11,216	11,680
Fair value of net plan assets	7,221	7,029

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2013, and 2012, were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30

	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$154	$139	$120	$24	$19	$13
Interest cost	468	490	502	31	35	32
Expected return on plan assets	(428)	(437)	(488)	—	—	—
Amortization of prior service cost	(22)	(23)	(23)	(6)	(6)	(6)
Recognized net actuarial loss	377	361	282	25	29	22
Net periodic benefit cost as actuarially determined	549	530	393	74	77	61
Amount charged (capitalized) due to actions of regulator	—	—	11	—	—	—
Total net periodic benefit cost recognized	$549	$530	$404	$74	$77	$61

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2014 At September 30, 2013
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service cost (credit)	$(21)	$(6)	$(27)
Net actuarial loss	278	11	289

Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Assumptions utilized to determine benefit obligations at September 30
Discount rate	5.00%	4.00%	5.05%	4.00%
Rate of compensation increase	5.72%	4.44%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019

Assumptions utilized to determine net periodic benefit cost for the years ended September 30
Discount rate	4.00%	4.50%	4.00%	4.50%
Expected return on plan assets	7.25%	7.25%	N/A	N/A
Rate of compensation increase	4.44%	4.43%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2017

Discount Rate.  In selecting the assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa-rated quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. Based on recent market trends, TVA increased its discount rate used to determine the pension benefit obligation and other post-retirement obligation from 4.00 percent at the end of 2012 for both obligations to 5.00 percent and 5.05 percent, respectively, at the end of 2013. TVA had decreased its discount rate from 4.50 percent at the end of 2011 to 4.00 percent at the end of 2012 for both pension and other post-retirement obligations. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit costs for the following year.

Rate of Return.  In determining its expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors.  Changes in the expected return rates are generally based on annual studies performed by third party professional investment consultants.  Based on the results from annual studies for 2013, 2012, and 2011, TVA adjusted the expected return on plan assets rate used to develop the net periodic pension benefit cost for 2013, 2012, and 2011 to 7.25 percent, 7.25 percent, and 7.50 percent, respectively.  Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return.  The expected rate of return had been reduced in 2011 based upon the annual study performed and a change of investment allocation policies.  Investment allocation changes in 2010 shifted a portion of equities to fixed income, and in September 2011, the TVARS Board approved a long-term investment plan which contains a dynamic de-risking strategy that allocates investments to assets that better match the liability, such as long duration fixed-income securities over time as funding status targets are met. In September 2013, the TVARS Board approved a new initial asset allocation policy that includes additional asset class diversification and maintains the long-term expected return of 7.25 percent (see Plan Investments below).  The actual rate of return for the years ended September 30, 2013 and 2012 were 11.69 percent and 16.81 percent, respectively.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual company experience study performed during the most recent five years for plan participants.  TVA obtained an updated study in 2013 and determined that future compensation would likely increase at rates between 3.50 percent and 13.00 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increase used to determine benefit obligations for 2013 and 2012 was 5.72 percent and 4.44 percent, respectively.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed which included retirees as well as other plan participants.  TVA obtained an updated study in 2013, determining an improvement in TVA's mortality experience. Accordingly, TVA adjusted the projection period for the RP-2000 Mortality Tables for males and females projected to 2022 using scale AA at September 30, 2013. At September 30, 2012 and 2011, the projection period for the RP 2000 Mortality Tables for males and females was projected to 2013 using scale AA.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. As of September 30, 2013 and 2012, the medical care trend rates used to determine the post-retirement benefit obligations were 8.00 percent and 8.50 percent, respectively.  TVA increased the rate in 2012 based upon exhibited annual increases in costs per covered life due primarily to changes in inflation, utilization, and recent healthcare regulations.  The rate is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the year beginning October 1, 2019, and beyond. The assumed health care cost trend rate used to determine the post-retirement net periodic benefit cost was 8.50 percent for 2013, 8.00 percent for 2012, and 8.00 percent for 2011.

Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees may receive a COLA in January following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year on the base pension portion of the monthly pension benefit. The minimum COLA is one percent and the maximum is five percent. The COLA was temporarily reduced for a four-year period beginning January 1, 2010 for current retirees, and the eligibility for the COLA was changed to age 60 from attained age 55 for employees retiring on or after January 1, 2010. The COLA assumption has been 2.50 percent since 2009; however, due to the Federal Reserve System’s long-term monetary policy and the market-based measure of inflation expectations that inflation will remain below two percent into 2015, TVA adjusted the COLA assumption at September 30, 2013 to 1.6 percent with an assumed gradual increase each successive year until it reaches 2.5 percent in 2019.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2013
Actuarial Assumption	Change in Assumption	Impact on 2013 Pension Cost	Impact on 2013 Projected Benefit Obligation

Discount rate	(0.25)	$20	$335
Rate of return on plan assets	(0.25)	15	N/A

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2013
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$8	$(8)
Effect on end-of-year accumulated post-retirement benefit obligation	87	(89)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan (the "Plan"), which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets. TVARS has a long-term investment plan which contains a dynamic de-risking strategy that allocates investments to assets that better match the liability, such as long duration fixed income securities, over time as funding status targets are met. In September 2013, the TVARS Board approved a new initial asset allocation policy. The approved investment allocation policy has targets of 47 percent equity including U.S., non-U.S., private, and low volatility global public equity investments, 28 percent fixed income securities, 15 percent public real assets including Treasury Inflation-Protected Securities ("TIPS"), commodities, and Master Limited Partnerships ("MLPs"), and 10 percent private real assets. The qualified pension plan assets are invested across global public equity, private equity, cash, core fixed income, long-term core fixed income, investment grade credit, high yield fixed income, global TIPS, MLPs, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. At September 30, 2013 and 2012, the asset holdings of the system included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2013	2012
Global equity	32%	48%	47%
Private equity	10%	6%	6%
Low volatility global public equity	5%	—%	—%
Cash	2%	2%	1%
Core fixed income	5%	5%	8%
Long-term core fixed income	5%	4%	4%
Investment grade credit	6%	6%	9%
International emerging markets fixed income	5%	—%	—%
High yield fixed income	5%	10%	10%
Global TIPS	5%	7%	9%
Private real assets	10%	7%	6%
Commodities	5%	—%	—%
MLPs	5%	5%	—%

Total	100%	100%	100%

Fair Value Measurements

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2013:

TVA Retirement System At September 30, 2013
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,689	$1,686	$—	$3

Preferred securities	22	17	—	5

Debt securities
Corporate debt securities	1,352	—	1,334	18
Residential mortgage-backed securities	355	—	352	3
Debt securities issued by U.S. Treasury and other U.S. government agencies	113	113	—	—
Debt securities issued by foreign governments	31	—	30	1
Asset-backed securities	120	—	110	10
Debt securities issued by state/local governments	36	—	36	—
Commercial mortgage-backed securities	21	—	18	3

Commingled Funds
Equity	1,182	—	1,182	—
Debt	786	—	786	—
Blended	263	—	263	—
Institutional mutual funds	26	26	—	—
Cash equivalents and other short-term investments	395	1	394	—
Private equity funds	528	—	—	528
Private real estate funds	382	—	297	85
Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	39	8	31	—
Securities lending commingled funds	3	—	3	—

Derivatives
Foreign currency forward receivable	594	—	594	—
Purchased options	6	—	6	—
Interest rate swaps	4	—	4	—
Futures	4	4	—

Total Assets	$7,951	$1,855	$5,440	$656
Liabilities
Derivatives
Foreign currency forward payable	$594	$—	$594	$—
Credit default swaps	1	—	1	—
Written option obligations	1	—	1	—

Total Liabilities	$596	$—	$596	$—

Notes
(1) Excludes approximately $131 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $3 million payable for collateral on loaned securities in connection with TVARS’s participation in securities lending programs.

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2012:

TVA Retirement System At September 30, 2012
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,294	$1,293	$—	$1

Preferred securities	26	18	3	5

Debt securities
Corporate debt securities	1,601	—	1,589	12
Residential mortgage-backed securities	390	—	386	4
Debt securities issued by U.S. Treasury and other U.S. government agencies	184	182	2	—
Debt securities issued by foreign governments	46	—	43	3
Asset-backed securities	109	—	95	14
Debt securities issued by state/local governments	46	—	41	5
Commercial mortgage-backed securities	28	—	28	—

Commingled Funds
Equity	1,129	—	1,129	—
Debt	802	—	802	—
Blended	275	—	275	—
Institutional mutual funds	32	32	—	—
Cash equivalents and other short-term investments	311	—	311	—
Private equity funds	519	—	—	519
Private real estate funds	340	—	270	70
Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	37	5	32	—
Securities lending commingled funds	3	—	3	—

Derivatives
Foreign currency forward receivable	487	—	487	—
Purchased options	7	—	7	—

Total Assets	$7,666	$1,530	$5,503	$633
Liabilities
Derivatives
Foreign currency forward payable	$488	$—	$488	$—
Futures	3	3	—	—
Credit default swaps	1	—	1	—
Written option obligations	1	—	1	—

Total Liabilities	$493	$3	$490	$—

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

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs For the years ended September 30
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at October 1, 2011	$813
Net realized/unrealized gains (losses)	85
Purchases, sales, issuances, and settlements (net)	(17)
Transfers in and/or out of Level 3(1)	(248)

Balance at September 30, 2012	633
Net realized/unrealized gains (losses)	45
Purchases, sales, issuances, and settlements (net)	(21)
Transfers in and/or out of Level 3	(1)

Balance at September 30, 2013	$656

Note
(1) Transfers in and out of Level 3 in 2012 were primarily due to a change in TVA's policy to classify investments with redemption restriction periods of three months or less as Level 2 and investments with more restrictive redemption terms as Level 3.

The following descriptions of the valuation methods and assumptions used by the Plan to estimate the fair value of investments apply to investments held directly by the Plan. Third-party pricing vendors provide valuations for investments held by the Plan in most instances. In instances where pricing is determined to be based on unobservable inputs, a Level 3 classification has been assigned.

Vendor-provided prices for the Plan’s investments are subjected to automated tolerance checks by the trustee to identify and avoid, where possible, the use of inaccurate prices. Any questionable prices identified are reported to the vendor that provided the price. If the prices are validated, the primary pricing source is used. If not, a secondary source price that has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price. For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level. For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared. Tolerance thresholds are established by asset class. Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

Equities. Investment securities, including common stock, mutual funds, and MLPs, listed on either a national or foreign securities exchange or traded in the over-the-counter National Market System, are generally valued each business day at the official closing price (typically the last reported sale price) on the exchange on which the security is primarily traded. If there are no current day sales, the securities are valued at their last quoted bid price. Equities priced by an exchange in an active market are classified as Level 1.

Preferred Securities. Preferred securities are valued at their quoted market price (Level 1 inputs). Most preferred securities classified as Level 2 have been priced by dealer quote.  Others may have been evaluated using theoretical assumptions based on observable market data, such as yields on bonds from the same issuer or industry.

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

Residential Mortgage-Backed Securities. Residential mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and U.S. pass-through security pools related to government-sponsored enterprises ("GSE"). CMO pricing is typically based on either a volatility-driven, multidimensional, single-cash-flow stream model or an option-adjusted spread model. These models incorporate available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Pricing for GSE securities, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association, is typically based on quotes from the To Be Announced ("TBA") market, which is highly liquid with multiple electronic platforms that facilitate the execution of trading between investors and broker/dealers. Prices from the TBA market are then compared against other live data feeds as well as input obtained directly from the dealer community. A tolerance check, adjusted dynamically in response to market conditions, is applied to check for consistency across the trading platforms and dealer quotes. If discrepancies are identified, the data is reviewed to resolve the differences and determine an appropriate evaluation. Residential mortgage-backed securities are considered to be priced using Level 2 inputs because of the nature of their market-data-based pricing models.

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

Commercial Mortgage-Backed Securities. Commercial mortgage-backed securities are typically priced based on a single-cash-flow stream model, which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, commercial mortgage-backed securities are classified as Level 2.

Private Equity Funds. Private equity limited partnerships and other similar alternative investments are reported at fair value, which is derived by independent appraisals or investment management judgment. The inputs used by the General Partners in estimating the fair value of the limited partnerships include the original transaction prices, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investments or comparable issues, subsequent rounds of financing, recapitalizations, and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows. These investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discounts estimated by the General Partners in the absence of market information. Due to the lack of observable inputs, the determination of the fair value by the General Partners may differ materially from the value ultimately realized by the Partnership.

The private equity managers recognize realized gains or losses when they receive income or dispose of an investment. The net realized capital gains or losses, which include management fees and fund expenses, are allocated to the partners in proportion to their commitments. The fair values of the private equity funds are estimated utilizing the net asset values provided by the fund managers and are classified as Level 3.

The private equity limited partnerships typically make longer-term investments in private companies and seek to obtain financial returns through long-term appreciation based on corporate stewardship, improved operating processes, and financial restructuring, which may involve a merger or acquisition. Significant investment strategies include venture capital; buyout; mezzanine, or subordinated, debt; restructuring, or distressed, debt; and special situations. Venture capital partnerships consist of two main groupings. Early-stage venture capital partnerships invest in businesses still in the conceptual stage where products may not be fully developed and where revenues and/or profits may be several years away. Later-stage venture capital partnerships invest in more mature companies in need of growth or expansion capital. Buyout partnerships provide the equity capital for acquisition transactions either from a private seller or the public, which may represent the purchase of the entire company or a refinancing or recapitalization transaction where equity is invested. Mezzanine or subordinated debt partnerships provide the intermediate capital between equity and senior debt in a buyout or refinancing transaction and typically own a security in the company that carries current interest payments as well as a potential equity interest in the company. Restructuring or distressed debt partnerships purchase opportunities generated by overleveraged or poorly managed companies. Special situation partnerships include organizations with a specific industry focus not covered by the other private equity subclasses or unique opportunities that fall outside the regular subclasses.

The private equity funds have no investment withdrawal provisions prior to the termination of the partnerships. Partnerships generally continue 10 to 12 years after the inception of the fund. The partnerships are subject to three to four one-

year extensions at the discretion of the General Partner. Partnerships can generally be dissolved by an 80 percent vote in interest by all limited partners, with some funds requiring the occurrence of a specific event.

Private Real Estate Investments. The Plan’s ownership in private real estate investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the Plan’s private real estate investments are estimated utilizing net asset values provided by the investment managers. The methodologies utilized by the investment managers to calculate their net asset values are summarized as follows:

The Plan is invested in limited partnerships that invest in real estate securities, real estate partnerships, and direct real estate properties. This includes investments in office, multifamily, industrial, and retail investment properties in the U.S. and international markets. The investment strategy focuses on distressed, opportunistic, and value-added opportunities. Partnership investments also include mortgage and/or real estate-related fixed-income instruments and related securities. Investments are diversified by property type and geographic location.

The Plan is invested in a commingled fund that develops, renovates, and re-leases real estate properties to create value. Investments are predominantly in top tier real estate markets that offer deep liquidity. Property types include residential, office, industrial, hotel, retail, and land. Properties are diversified by geographic region within the U.S. domestic market. The Plan is invested in a second commingled fund that invests primarily in core, well-leased, operating real estate properties with a focus on income generation. Investments are diversified by property type with a focus on office, industrial, apartment, and retail. Properties are diversified within the U.S. with an overweight to major market and coastal regions.

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

The fair value hierarchy level classifications for the Plan’s real estate investments are determined based on redemption terms. Investments which cannot be redeemed at the measurement date, but which can be redeemed at a future date, are evaluated based on the length of time until the investment will become redeemable in determining whether the investment should be reported in either Level 2 or Level 3 of the fair value hierarchy. Generally, investments which allow redemptions quarterly or more frequently are classified as Level 2, and investments with more restrictive redemption terms are classified as Level 3.

Derivatives. The Plan invests in a variety of derivative instruments. The valuation methodologies for these instruments are as follows:

Futures. The Plan enters into futures. The futures contracts are listed on either a national or foreign securities exchange and generally valued each business day at the official closing price (typically the last reported sales price) on the exchange on which the security is primarily traded. The pricing is performed by third-party vendors. Since futures are priced by an exchange in an active market, they are classified as Level 1.

Options. The Plan enters into purchased and written options. Options that are listed on either a national or foreign securities exchange are generally valued each business day at the official closing price (typically the last reported sales price) on the exchange on which the security is primarily traded. These options are classified as Level 1. Options traded over the counter and not on exchanges are priced by third-party vendors and are classified as Level 2.

Swaps. The Plan enters into various types of swaps. Credit default swaps are priced at market using models that consider cash flows, credit curves, recovery rates, and other factors. The pricing is performed by third-party vendors. Interest rate swap contracts are priced at market using forward rates derived from the swap curve, and the pricing is also performed by third-party vendors. Other swaps such as equity index swaps and variance swaps are priced by third-party vendors using market inputs such as spot rates, yield curves, and volatility. The Plan’s swaps are generally classified as Level 2 based on the observable nature of their pricing inputs.

Foreign Currency Forwards. The Plan enters into foreign currency forwards. All commitments are marked to market daily at the applicable translation rates, and any resulting unrealized gains or losses are recorded. Foreign currency forwards are priced by third-party vendors and are classified as Level 2.

Commingled Funds. The Plan invests in commingled funds, which include collective trusts, unit investment trusts, and similar investment funds that predominantly hold debt and/or equity securities as underlying assets. The Plan’s ownership consists of a pro rata share and not a direct ownership of an underlying investment. These commingled funds are valued at their closing net asset values (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchases and sale transactions occurring as of or close to the financial statement date (Level 2 inputs).

The Plan is invested in actively managed debt commingled funds. The actively managed equity funds seek to outperform certain equity benchmarks through a combination of fundamental and technical analysis. Active funds select portfolio positions based upon their research.

The Plan is invested in commingled funds, which invest across multiple asset classes that can be categorized as blended. These funds seek to outperform a passive benchmark through active security selection. The funds invest in securities across equity, fixed income, currency, and commodities. The portfolios employ fundamental, quantitative, and technical analysis.

The Plan’s investments in equity, debt, and blended commingled funds can generally be redeemed at any time upon notification of the investment managers, with required notice periods varying from same-day to monthly. These investments do not have unfunded commitments.

Institutional Mutual Funds. Participation units of institutional mutual funds are stated at their quoted redemption values as reported by the investment managers based on their net asset values, which reflect the fair values of the underlying investments. These funds are traded at published net asset values in an active market (Level 1 inputs).

Cash Equivalents and Other Short-Term Investments. Cash equivalents and other short-term investments represent securities with maturities of less than twelve months.  Cash equivalents are highly liquid securities and consists of certificates of deposit and commercial paper.  The carrying amounts of these instruments approximate their fair values and each are considered a Level 1 valuation classification.  Other short-term investments consists of U.S. Treasury securities, residential mortgage-backed securities, corporate bonds, and asset-backed securities.  U.S. Treasury securities are valued using the closing price reported in the active market in which the security is traded and is considered a Level 1 valuation classification.  Residential mortgage-backed securities and asset-backed securities are typically valued with pricing models using observable market data such as trade information, dealer quotes, market color, spreads, bids, and offers.  Accordingly, these securities are considered Level 2 classifications.  Corporate bonds are valued based upon recent bid prices or the average of recent bid and asked prices, or are valued through matrix pricing models using market information for similar benchmark quoted securities, and are also considered Level 2 classifications.

The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2013
	Pension Benefits	Other Post-Retirement Benefits
2014	$720	$40
2015	719	42
2016	727	43
2017	731	44
2018	736	45
2019 - 2023	3,773	210

Contributions.  In 2013, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. TVA expects to contribute $6 million to the SERP and $40 million to the other post-retirement benefit plans in 2014.  In 2009, TVA entered into an agreement with TVARS resulting in TVA contributing $1.0 billion for 2010 and as an advance on contributions for 2011 through 2013.  In 2011, TVA made an additional discretionary contribution to TVARS.  TVA plans to contribute $250 million to the defined pension plan in 2014.

Other Post-Employment Benefits

Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA’s future estimated post-employment claims payments. The use of a 2.64 percent discount rate resulted in the recognition of approximately $(8) million in expenses in 2013 and an unpaid benefit obligation of about $535 million at September 30, 2013. The 2013 current portion of the obligation is $49 million and is recorded in Accounts payable and accrued liabilities. The 2013 long-term portion of $486 million is recorded in Post-retirement and post-employment benefit obligations. TVA utilized discount rates of 1.65 percent and 1.92 percent in 2012 and 2011, respectively. The use of these discount rates resulted in expense and unpaid benefit obligations of $52 million and $597 million, respectively, for 2012 and expense and unpaid benefit obligations of $81 million and $596 million, respectively, for 2011. The 2012 current portion of the obligation is $53 million and is recorded in Accounts payable and accrued liabilities. The 2012 long-term portion of $544 million is recorded in Post-retirement and post-employment benefit obligations. The amounts in the current portion of the obligation represent the total unpaid losses and administrative fees for each year that are due one month following TVA’s fiscal year end.

The decrease in the unpaid benefit obligation and expense from 2012 to 2013 is due primarily to the increase in the discount rate from 1.65 percent in 2012 to 2.64 percent in 2013 resulting in a decrease of $45 million.  Decreases in loss experiences and other changes in demographic experiences also decreased the unpaid benefit obligation and expense to a lesser degree.

While the 2012 discount rate increased the expense for 2012, the overall expense decreased for 2012 in comparison to
2011. The decrease in expense is primarily due to the improvement in TVA's loss experience and the 2012 discount rate dropping only 27 basis points in comparison to the 2011 discount rate dropping 61 basis points from the 2010 discount rate.

20. Commitments and Contingencies

Commitments

At September 30, 2013, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the year ending September 30
	2014	2015	2016	2017	2018	Thereafter	Total
Debt(1)	$2,464	$1,032	$32	$1,555	$1,682	$18,056	$24,821
Debt of VIEs	30	32	33	35	36	1,175	1,341
Membership interests of variable interest entity subject to mandatory redemption	2	2	2	2	2	30	40
Lease obligations
Capital	5	5	5	5	5	36	61
Non-cancelable operating	37	30	29	28	27	87	238
Purchase obligations
Power	219	204	219	231	230	3,336	4,439
Fuel	1,419	1,176	794	442	498	2,002	6,331
Other	255	210	184	182	502	1,221	2,554
Payments on other financings	100	104	104	104	104	401	917

Total	$4,531	$2,795	$1,402	$2,584	$3,086	$26,344	$40,742
Note
(1) Does not include noncash items of foreign currency exchange loss of $43 million and net discount on sale of Bonds of $85 million.

In addition to the cash requirements, above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations and Discounts on Sales.

Energy Prepayment Obligations
	2014	2015	2016	2017	2018	Thereafter	Total
Energy Prepayment Obligations	$100	$100	$100	$100	$100	$10	$510

Debt. At September 30, 2013, TVA had outstanding discount notes of $2.4 billion and long-term debt (including current maturities) at varying maturities and interest rates of $22.4 billion for total outstanding indebtedness of $24.8 billion. See Note 12.

Debt of VIEs. At September 30, 2013, TVA had outstanding long-term debt (including current maturities) attributable to its three VIEs of which it is the primary beneficiary of $1.3 billion. See Note 8.

Membership Interests of VIE Subject to Mandatory Redemption. At September 30, 2013, TVA had outstanding membership interests subject to mandatory redemption (including current portion) of $40 million issued by one of its VIEs of which it is the primary beneficiary. See Note 8.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 80 years.  Of the total obligations for TVA’s capital leases, $18 million represents the cost of financing.  TVA’s rental expense for operating leases was $71 million in 2013, $67 million in 2012, and $77 million in 2011.

Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capability to be made available to TVA. Several of these agreements have contractual minimum payments.  In total, these agreements provide 1,621 MW of summer net capability.  The remaining terms of the agreements range up to 19 years.  TVA incurred $322 million, $447 million, and $713 million of expense under power purchase agreements during 2013, 2012, and 2011, respectively.  Certain power purchase obligations are accounted for as capital leases. Costs under TVA’s power purchase agreements not accounted for as capital leases are included in TVA's consolidated statements of operations as purchased power expense and are expensed as incurred.

Under federal law, TVA is obligated to purchase power from qualifying facilities, cogenerators, and small power producers.  As of September 30, 2013, there was a combined qualifying capacity of 913 MW, from six different suppliers, from which TVA purchased power under this law.  TVA’s obligations to purchase power from these qualifying facilities are not included in the Commitments and Contingencies table.

TVA, along with others, contracted with the Southeastern Power Administration ("SEPA") to obtain power and energy from eight U.S. Army Corps of Engineers hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this notice of termination may not become effective prior to June 30, 2017.  The contract requires SEPA to provide TVA an annual minimum of 1,500 hours of energy for each megawatt of TVA’s 405 MW allocation, and all surplus energy from the Cumberland River system.  Because hydroelectric production has been reduced at two of the hydroelectric facilities on the Cumberland River system and because of reductions in the summer stream flow on the Cumberland River, SEPA declared “force majeure” on February 25, 2007.  SEPA then instituted an emergency operating plan that, among other things, eliminates SEPA’s obligation to provide TVA and other affected customers with a minimum amount of power or energy.  It is unclear how long the emergency operating plan will remain in effect.  TVA’s obligations under its contract with SEPA are not included in the Commitments and Contingencies table.

Fuel Purchase Obligations.  TVA has approximately $2.3 billion in long-term fuel purchase commitments ranging in terms of up to 10 years primarily for the purchase and transportation of coal.  TVA also has approximately $4.0 billion of long-term commitments ranging in terms of up to 17 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations.  Other obligations of $2.6 billion consist of contracts at September 30, 2013, for goods and services primarily related to capital projects as well as other major recurring operating costs.

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States.  For the first layer, all of the NRC nuclear plant licensees, including TVA, purchase $375 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $127 million from the licensees of each of the 104 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $19 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $764 million per nuclear incident, but it would have to pay no more than $114 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $375 million, over $13.0 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited ("NEIL"), may require the payment of retrospective premiums up to a maximum of approximately $105 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $32 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination.  At September 30, 2013, the present value of the estimated future decommissioning cost of $2.4 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 7 — Nuclear Decommissioning Costs and Note 11.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost ARO was $1.1 billion at September 30, 2013.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially apply to new emissions and sources.  Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From 1977 to 2013, TVA spent approximately $5.6 billion to reduce emissions from its power plants, including $182 million, $38 million, and $34 million in 2013, 2012, and 2011, respectively.  TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $1.3 billion from 2014 to 2022.  There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

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

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At September 30, 2013, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $15 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Balance Sheet.

Other. TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development.  TVA will focus on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions will necessarily result from this process.  The evaluation of staffing levels will take into account attrition, elimination of open positions, and retirements in order to minimize the impact on current personnel.  Certain employees may be eligible for severance payments if impacted by the reorganization, but the amount of such payments is not reasonably estimable at this time as management's evaluation of staffing levels is not yet complete. Accordingly, no severance costs have been accrued as of September 30, 2013.  TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At September 30, 2013, TVA had accrued approximately $302 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $302 million to $314 million.  Of the accrued amount, $189 million is included in Other long-term liabilities, $85 million is included in Accounts payable and accrued liabilities, and $28 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, the National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements”). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for SO2 and NOx, (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most past claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Future claims including those for sulfuric acid mist and GHG emissions can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA’s coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2013 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2013 Consolidated Balance Sheet and will be recovered in rates in future periods.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier CAA permit is expected to be narrowed in scope.

Legal Proceedings Related to the Kingston Ash Spill.  Seventy-eight lawsuits based on the Kingston ash spill have been filed in the United States District Court for the Eastern District of Tennessee.  Fifteen of these lawsuits have been dismissed, and 63 lawsuits are active and in various stages of litigation.  Plaintiffs are residents, businesses, and property owners in the Kingston area and allege tort claims for damage to property (for example, nuisance, strict liability, trespass, and negligence), with some plaintiffs also alleging claims for personal injury, business loss, and inverse condemnation.  Plaintiffs seek unspecified compensatory and punitive damages, court orders to clean up properties, and other relief.  TVA is the only active defendant in these actions.

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 ("Phase I trial").  Plaintiffs in the 56 remaining cases have agreed to be bound by the Phase I trial record and decision.  In August 2012, the court issued its Phase I decision, finding that certain actions by TVA contributed to the ash spill.  On November 20, 2012, the court ordered the parties to participate in mediation within 120 days of the issuance of the order.  The court has extended the mediation period three times, and the mediation period is now scheduled to end on January 14, 2014. If the case is not resolved through mediation, the case will proceed to the damages phase ("Phase II") trial, during which the individual plaintiffs must prove both that they incurred damages and that the ash spill was the cause of the damages.  The date for the Phase II trial has not yet been set.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board.  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for COLA benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  The plaintiffs allege that these actions violated the TVARS Board members' fiduciary duties to the plaintiffs (and the purported class) and the plaintiffs' contractual rights, among other claims.  The plaintiffs sought, among other things, unspecified damages, an order directing the TVARS Board to rescind the amendments, and the appointment of a seventh TVARS Board member.  Five of the six individual defendants filed motions to dismiss the lawsuit, while the remaining defendant filed an answer to the complaint.  In July 2010, TVA moved to intervene in the suit in the event it was not dismissed.  In September 2010, the district court dismissed the breach of fiduciary duty claim against the directors without prejudice, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors.  The plaintiffs previously had voluntarily withdrawn their constitutional claims, so the court also dismissed those claims without prejudice.  The court dismissed with prejudice the plaintiffs' claims for breach of contract, violation of the Internal Revenue Code, and appointment of a seventh TVARS Board member.

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

However, in May 2011, under a Mississippi state statute that permits the re-filing of lawsuits that were dismissed on procedural grounds, the plaintiffs filed another lawsuit in the United States District Court for the Southern District of Mississippi against the same and additional defendants, again alleging that the defendants' GHG emissions contributed to global warming and were a proximate and direct cause of Hurricane Katrina's increased destructive force. The court dismissed the lawsuit in March 2012 for a variety of reasons, including that the lawsuit presented a non-justiciable political question and that all of the claims were preempted by the CAA. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Fifth Circuit, which affirmed the dismissal on May 14, 2013.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated WCD. The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established and has been a key component of the NRC licensing activities since 1984. The most recent update provided that the permanent repository would be available when necessary and that spent fuel could be stored for 60 years after a plant's license terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support it with an adequate National Environmental Policy Act review and the NRC did not evaluate what would happen if the repository was never built.

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (a) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (b) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Unit 2 and Bellefonte Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision, and all pending contentions concerning the WCD are being held in abeyance pending the NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. A draft rule and Environmental Impact Statement addressing the D.C. Circuit decision were issued by the NRC staff for public comment in September 2013. The NRC is currently scheduled to address this issue by September 2014.

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

In July 2012, BREDL petitioned for the admission of another new, late-filed contention stemming from the D.C. Circuit's order vacating the WCD. This contention is being held in abeyance pursuant to the August NRC Order.

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

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil, and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  The matter was set for a hearing before the TN Board in February 2011, but has since been stayed by agreement of the parties.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence.

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

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for the Gallatin Fossil Plant in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Administrative discovery is underway. The matter has been set for a hearing before the TN Board in September 2014.

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

In August 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 10 CFR 2.206 Petition. The NRC has not yet rendered a decision regarding the petition.

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

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  TVA must repay an additional $10 million of the Power Program Appropriation Investment, and then pay a return on the outstanding balance of this investment indefinitely.  See Note 16 — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility was renewed and has a maturity date of September 30, 2014.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 12 — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2013	2012	2011
Electricity sales	$120	$117	$130
Other income	102	164	104
Operating and maintenance	314	375	295
Cash and cash equivalents	38	32	27
Accounts receivable, net	58	49	84
Accounts payable and accrued liabilities	133	204	175
Return on Power Program Appropriation Investment	7	7	7
Return of Power Program Appropriation Investment	20	20	20

22. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2013 and 2012 follows.  This summary should be read in conjunction with the audited consolidated financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

Unaudited Quarterly Financial Information 2013
	First	Second	Third	Fourth	Total
Operating revenues	$2,579	$2,741	$2,602	$3,034	$10,956
Operating expenses	2,523	2,380	2,324	2,276	9,503
Operating income	56	361	278	758	1,453
Net income (loss)	(245)	54	(12)	474	271

Unaudited Quarterly Financial Information 2012
	First	Second	Third	Fourth	Total
Operating revenues	$2,568	$2,604	$2,777	$3,271	$11,220
Operating expenses	2,431	2,358	2,499	2,632	9,920
Operating income	137	246	278	639	1,300
Net income (loss)	(173)	(94)	(23)	350	60

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Valley Authority at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Valley Authority's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP
Chattanooga, Tennessee
November 15, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2013.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2013, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, TVA’s management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2013.

Although management’s report on the effectiveness of internal control over financial reporting was not required to be subject to attestation by TVA’s registered public accounting firm, TVA has chosen to obtain such a report.  Ernst & Young LLP, the registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on TVA’s internal control over financial reporting.

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tennessee Valley Authority’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tennessee Valley Authority maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennessee Valley Authority as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2013 of Tennessee Valley Authority and our report dated November 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

Chattanooga, Tennessee
November 15, 2013

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

The TVA Board as of November 15, 2013, consisted of the following individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
William B. Sansom, Chairman	72	2010	2014
Neil G. McBride	67	2010	2013(1)
Barbara S. Haskew	73	2010	2014
Richard C. Howorth	62	2011	2015
Marilyn A. Brown	64	2013	2017
V. Lynn Evans	60	2013	2017
C. Peter Mahurin	75	2013	2016
Michael R. McWherter	57	2013	2016
Joe H. Ritch	63	2013	2016

Notes
(1) Although the term of this director expired in May 2013, he is permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

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

Mr. McBride of Oak Ridge, Tennessee, joined the TVA Board in October 2010.  Mr. McBride is the General Counsel of Legal Aid Society of Middle Tennessee and the Cumberlands ("Legal Aid") and Managing Director of the Oak Ridge Office of Legal Aid, positions he has held since 2002.  In 1978, he founded Rural Legal Services of Tennessee and served as its director until it was consolidated with Legal Aid in 2002.  Mr. McBride became a director of the Tennessee Alliance for Legal Services in 1980 and currently serves as a member of its executive committee. He has been a member of the Tennessee Bar Association House of Delegates from 2001 to present. Mr. McBride was a director of the Highlander Research and Education Center from 2002 to 2008. He also works as an independent consultant for various legal services organizations.

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

Mr. Howorth of Oxford, Mississippi, joined the TVA Board in July 2011. He is the owner of Square Books, an Oxford independent bookstore he founded in 1979.  Mr. Howorth served two terms as the mayor of Oxford, from 2001 to 2009, during which time he was chairman of the authority overseeing the Oxford Electric Department.  From 2001 to 2009, he also served as a director and officer of the North Mississippi Industrial Development Association, an economic development consortium made up of power association directors and mayors of cities in 29 Mississippi counties in the TVA service area.

Dr. Brown of Atlanta, Georgia, served on the TVA Board from October 2010 to January 2013 and began a second term on the TVA Board in September 2013.  Dr. Brown has been a Professor in the School of Public Policy at Georgia Institute of Technology in Atlanta, Georgia, since August 2006.  From 1984 to August 2006, Dr. Brown worked at the Oak Ridge National Laboratory ("ORNL") in Oak Ridge, Tennessee.  At ORNL, she was Deputy Director and Acting Director of the Engineering Science and Technology Division (from 2005 to 2006) and Program Director of the Energy Efficiency and Renewable Energy Program (from 2000 to 2005). Dr. Brown served from 2006 until 2009 as a member of the Board of Directors of the Southeast Energy Efficiency Alliance, serving as Board Chair from 2006 until 2008. She served as a member of the Board of Directors of the American Council for an Energy-Efficient Economy from 2002 until 2009. From 2002 until 2009, Dr. Brown was a commissioner on the National Commission on Energy Policy. She served as a member of the Board of Directors of the Alliance to Save Energy from 2000 through 2009.

Ms. Evans of Memphis, Tennessee, joined the TVA Board in January 2013. She has been the owner of V. Lynn Evans, CPA, a certified public accounting and consulting firm in Memphis, Tennessee, since 1983. Ms. Evans was a board member of Memphis Light, Gas, and Water Division, a TVA local power company customer, from 2004 to January 2013, and served as Chair from January 2008 to December 2009. She has been a director of community-based First Alliance Bank in Memphis, Tennessee, since its inception in 1998, holding various positions, including Chair of the audit committee and loan committee member. Ms. Evans has also served in leadership positions in a number of community organizations, including as a board member of ArtsMemphis from 1995 to 2008, Community Foundation of Greater Memphis from 1995 to 2004 and from 2006 to present, the RISE Foundation from 1997 to 2007, and the Women's Foundation for a Greater Memphis from 1999 to 2001. Ms. Evans is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants (Memphis Chapter).

Mr. Mahurin, of Bowling Green, Kentucky, joined the TVA Board in January 2013. He has been Chairman of Hilliard Lyons Financial Services, a financial services firm based in Louisville, Kentucky, since 2008. Mr. Mahurin has worked for Hilliard Lyons in various capacities since 1968. Mr. Mahurin has been a director of Houchens Industries, Inc., a diversified conglomerate based in Bowling Green, Kentucky, since 1992; Gray Construction, an engineering, design and construction company based in Lexington, Kentucky, since 2007; Albany Bancorp, Inc., a bank holding company based in Albany, Kentucky, since 1992; First Cecelian Bancorp, a bank holding company based in Cecilia, Kentucky, since 1997; and Jackson Financial, a bank holding company based in Mayfield, Kentucky, since 2007. He is also a board member of the Governor Scholars of Kentucky.

Mr. McWherter of Jackson, Tennessee, joined the TVA Board in January 2013. He has been the owner and president of Central Distributors, Inc., and Volunteer Distributing, both Tennessee-based beverage distribution companies, since 1989 and 1986, respectively. He has been a director of First State Bank, a bank holding company in Union City, Tennessee, since 2002, and served as Chairman from 2007 to 2009. He also served as Chairman of the First State Bank Audit Committee from 2007 to 2009. He served as a director·of the Jackson Energy Authority, a TVA local power company customer, from 2007 to January 2013. Mr. McWherter has also served in leadership positions in a number of community organizations, including as a board member of the Tennessee Performing Arts Center from 1988 to 1995, a director of the Jackson Chamber of Commerce from 1990 to 1996, a director of the Nashville Arts Council from 1982 to 1985, and a member of the Tennessee Executive Residence Preservation Foundation Board from 2002 to 2010.

Mr. Ritch of Huntsville, Alabama, joined the TVA Board in January 2013. He has been an attorney at the Sirote & Permutt, PC law firm in Huntsville, Alabama, since 1982. He has been a director of Axometrics, which designs and manufactures Mueller Matrix polarization testing for LCD panels, since 2004. He has also served as Chairman of the Tennessee Valley Base Realignment and Closure Committee since 1994, as Co-Chairman of the Tennessee Valley Growth Coordination Group since 2008, and as a board member of the Von Braun Center for Innovative Science since 2006. He was a member of the University of Alabama System Board of Trustees from 2005 to 2011.

Executive Officers

TVA’s executive officers as of November 15, 2013, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
William D. Johnson	President and Chief Executive Officer	59	2013
Joseph P. Grimes, Jr.	Executive Vice President and Chief Nuclear Officer	57	2013
Robin E. Manning	Executive Vice President and Chief External Relations Officer Senior Vice President of Shared Services	57	2008
Charles G. Pardee	Executive Vice President and Chief Operating Officer	53	2013
Ralph E. Rodgers	Executive Vice President and General Counsel	59	1979
John M. Thomas, III	Executive Vice President and Chief Financial Officer	50	2005
Katherine J. Black	Senior Vice President of Human Resources and Communications	58	1986
Michael D. Skaggs	Senior Vice President, Watts Bar Nuclear Operations and Construction	53	1994
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	45	2008

Mr. Johnson has served as TVA's President and Chief Executive Officer since January 2013. Mr. Johnson served as Chairman, President and Chief Executive Officer of Progress Energy, Inc. ("Progress Energy"), an electric utility based in Raleigh, North Carolina, from October 2007 to July 2012. During this time, Mr. Johnson also served as the Chairman of Progress Energy Carolinas, Inc., and Progress Energy Florida, Inc., both of which are subsidiaries of Progress Energy. Mr. Johnson held a number of other positions before he became Chairman and CEO of Progress Energy, including President and Chief Operating Officer of Progress Energy; Group President for Energy Delivery; President and Chief Executive Officer for Progress Energy Service Company, LLC; and General Counsel and Corporate Secretary for Progress Energy. Mr. Johnson joined Carolina Power & Light Company ("CP&L"), a predecessor to Progress Energy, in 1992. Before joining CP&L, Mr. Johnson was a partner with the Raleigh, N.C., law office of Hunton & Williams LLP, where he specialized in the representation of utilities.

Mr. Grimes was named TVA's Executive Vice President and Chief Nuclear Officer in July 2013.  Before joining TVA, Mr. Grimes worked at Exelon Nuclear and held a variety of positions there, including Senior Vice President, Engineering and Technical Services, Exelon Nuclear Fleet (from 2011 to 2013), Senior Vice President, Mid-Atlantic Operations (from 2009 to 2011), and Site Vice President at Peach Bottom Nuclear Station (from 2007 to 2008). Mr. Grimes joined Exelon Nuclear in 1979.

Mr. Manning was named TVA's Executive Vice President and Chief External Relations Officer and Senior Vice President of Shared Services in September 2013. Mr. Manning joined TVA in August 2008 and served as TVA's Executive Vice President and Chief Energy Delivery Officer from February 2012 to September 2013 and as TVA's Executive Vice President, Power System Operations from August 2008 to February 2012. From April 2006 to August 2008, Mr. Manning served as Vice President of Field Operations for Duke Energy Corporation.  Mr. Manning joined Duke Energy Corporation in 1978 and held a variety of leadership positions there, including Vice President, Central Region for Duke Energy Power Delivery (from January 2004 to April 2006), Vice President of Engineering Standards and Process Management for Duke Energy Electric Transmission (from May 2003 to January 2004), and Vice President of Engineering for Duke Energy Gas Transmission (now Spectra Corporation) (from September 2000 to June 2003).

Mr. Pardee joined TVA in April 2013 as Executive Vice President and Chief Generation Officer, and he was named Executive Vice President and Chief Operating Officer in September 2013. Mr. Pardee worked at Exelon Corporation, an energy company, and its subsidiaries from February 2000 to November 2012. He served as Chief Operating Officer, Exelon Generation from April 2010 to November 2012, as Chief Nuclear Officer, Exelon Nuclear from October 2007 to April 2010, as Chief Operating Officer, Exelon Nuclear from June 2005 to October 2007, as Senior Vice President, Nuclear Fleet Services from August 2003 to June 2005, as Senior Vice President, Mid Atlantic Operations from January 2002 to August 2003, and as Site Vice President, LaSalle County Generation Station from February 2000 to January 2002.

Mr. Rodgers was named TVA's Executive Vice President and General Counsel in July 2011.  He served as Acting General Counsel from April 2010 to July 2011, as Deputy General Counsel from January 2010 to April 2010, as Assistant General Counsel from February 2001 to January 2010, and as an attorney from June 1979 to March 1986 and from June 1987 to February 2001.

Mr. Thomas has served as TVA's Chief Financial Officer since June 2010 and was also named Executive Vice President in February 2012.  He served as Executive Vice President of People and Performance from January 2010 to June 2010, as Senior Vice President, Corporate Governance and Compliance from July 2009 to January 2010, as Controller and Chief Accounting Officer from January 2008 to September 2009, and as the General Manager, Operations Business Services from November 2005 to January 2008.  Prior to joining TVA, Mr. Thomas was Chief Financial Officer during 2005 for Benson

Security Systems.  He was also the Controller of Progress Fuels Corporation (from 2003 to 2005) and Controller of Progress Ventures, Inc. (from 2001 to 2002), both subsidiaries of Progress Energy.

Ms. Black was named TVA’s Senior Vice President of Human Resources and Communications in September 2013. She previously served as Vice President of Human Resources from October 2010 to September 2013 and Director of Employee Relations from February 2010 to April 2011. Before being selected as Vice President, Ms. Black served in several human resources positions. Prior to joining TVA in 1986, Ms. Black served in the U.S. Army.

Mr. Skaggs was named Senior Vice President, Watts Bar Nuclear Operations and Construction in September 2013. Since joining TVA in 1993 as Manager of Projects at Watts Bar Nuclear Plant, Mr. Skaggs has held several management positions, including Senior Vice President, Nuclear Construction (February 2012 to September 2013), Senior Vice President of Nuclear Generation Development and Construction (October 2011 to February 2012), Site Vice President of Sequoyah Nuclear Plant (November 2010 to October 2011), Vice President of Nuclear Operations Support (December 2009 to November 2010), Site Vice President at Watts Bar Nuclear Plant (July 2005 to December 2009), and Site Vice President at Browns Ferry Nuclear Plant (July 2004 to July 2005).

Ms. Wear has served as TVA's Vice President and Controller since March 2012. Ms. Wear was the Assistant Controller from February 2010 to March 2012. Between April 2008, when she joined TVA, and February 2010, Ms. Wear was the General Manager, External Reporting/Accounting Policy and Research. Prior to joining TVA, Ms. Wear was a Managing Director at PricewaterhouseCoopers LLP. Ms. Wear joined a predecessor firm to PricewaterhouseCoopers LLP in January 1992.

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA’s Audit, Risk, and Regulation Committee consists of Neil G. McBride, V. Lynn Evans, Joe H. Ritch and Marilyn A. Brown.  At the November 14, 2013 TVA Board meeting, the TVA Board approved Marilyn A. Brown's assignment to the Audit, Risks and Regulation Committee and External Relations Committee. Director Evans is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

The TVA Board has also established the following committees in addition to the Audit, Risk and Regulation Committee:

•Finance, Rates, and Portfolio Committee
•External Relations Committee
•People and Performance Committee
•Nuclear Oversight Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion and analysis describes TVA's compensation philosophy and the policies and decisions that guided compensation for TVA’s named executive officers in 2013. The 2013 Named Executive Officers are William D. Johnson, President and Chief Executive Officer ("CEO"); Tom D. Kilgore, former President and CEO; John M. Thomas, III, Executive Vice President and Chief Financial Officer ("CFO"); Preston D. Swafford (Executive Vice President and Chief Nuclear Officer); Ralph E. Rodgers (Executive Vice President and General Counsel); and Michael D. Skaggs (Senior Vice President, Watts Bar Nuclear Operations and Construction). Detailed compensation information for these executives is listed in the Summary Compensation Table. On August 14, 2012, Mr. Kilgore announced his intention to retire. TVA announced on November 5, 2012, the appointment of William D. Johnson to succeed Mr. Kilgore, effective January 1, 2013. Mr. Swafford resigned from TVA effective October 4, 2013.

Executive Summary

TVA aims to support its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization’s strategy and performance. TVA follows a compensation plan (“Compensation Plan”) as adopted by the TVA Board in accordance with specific guidance of the TVA Act. The Compensation Plan is designed to:

•	Provide market-based, competitive compensation levels so TVA can attract, retain and motivate highly competent employees.

-Total direct compensation generally targets the 50th percentile of the relevant labor market, although some positions, such as those requiring certain nuclear expertise, are targeted up to the 75th percentile based on market scarcity and other issues.

•
Pay for performance by rewarding all employees for improved performance and by putting substantial pay at risk for all executives, including the Named Executive Officers, tied to performance improvement. At least half (and in some cases more than two-thirds) of each Named Executive Officer’s targeted, direct compensation is tied to performance-based incentive programs.

•	Align the organization’s short- and long-term goals and objectives by providing a mix of salary and performance-based annual and long-term incentives.

•	Align performance and productivity improvement at all levels by setting consistent performance goals and objectives for all levels of the organization.

In designing and implementing its compensation programs under the Compensation Plan, the TVA Board follows the requirements of the TVA Act that:

•
Compensation will be based on an annual survey of prevailing compensation for similar positions in private industry, including engineering and electric utility companies, publicly owned electric utilities, and federal, state and local governments; and

•	Compensation will take into account education, experience, level of responsibility, geographic differences, and retention and recruitment needs.

Consistent with these requirements, the compensation programs for the Named Executive Officers under the Compensation Plan include the following:

Compensation Program Components for Named Executive Officers
Compensation Component	Objective	Key Features
Annual Salary	Fixed base compensation to executives
Annual salary is targeted at the median (50th percentile) for similar positions at other companies in TVA's peer group, above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons, or below the median (25th to 50th percentile) for positions for which TVA does not compete exclusively with the energy and utility services industry or which are not subject to competitive pressures

In past years, salary has been typically reviewed annually to consider changes in peer group benchmark salaries and/or exceptional individual merit performances
(see Executive Compensation Program Components — Federal Salary Freeze for discussion on impacts of current salary freeze)

Annual Incentive Compensation (Executive Annual Incentive Plan)	Not-guaranteed, variable, and based on the attainment of pre-established performance goals for the fiscal year
Target annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA's peer group provided to those in similar positions

Annual incentive payouts are based on the results of performance goals at the TVA enterprise-wide level, as determined from year to year by the TVA Board, and the results of strategic business unit goals, as determined from year to year by the CEO. Annual incentive payouts may be adjusted by the TVA Board or CEO, as appropriate, based on the evaluation of performance during the year

Annual incentive opportunities are reviewed annually to consider changes in peer group benchmark short-term incentives

Long-Term Incentive Compensation (Executive Long-Term Incentive Plan)	Not-guaranteed, variable, and based on the attainment of pre-established performance goals for a performance cycle, typically three fiscal years
Participation in TVA's long-term incentive plan is limited to executives in critical positions who make decisions that significantly influence developing and attaining TVA's long-term strategic objectives

Long-term incentive payouts are based on achieving performance goals established for a specific performance cycle and may be adjusted by the TVA Board based on the evaluation of performance during the cycle

Long-term incentive opportunities are reviewed annually to consider changes made in the long-term incentives by companies in TVA's peer group

Long-Term Deferred Compensation (Long-Term Deferred Compensation Plan)	Awarded in the form of annual credits that vest after a specified period of time, typically three to five years
Awarded to provide retention incentives to executives similar to the retention incentive provided by restricted stock or restricted stock units in publicly-traded companies

Executives generally must remain at TVA for the entire length of the agreement in order to receive compensation credits

Long-term deferred compensation is reviewed annually and credits are targeted to approximately 20 percent of total long-term compensation

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

Pension Plans (Supplemental Executive Retirement Plan)	Both qualified and supplemental, which provide compensation beginning with retirement or termination of employment (if vesting requirements are satisfied)
Broad-based plans available to full-time employees of TVA that are qualified under IRS rules and that are similar to the qualified plans provided by other companies in TVA's peer group

Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits at compensation levels that exceed the limits permitted by the IRS regulations applicable to qualified plans; these supplemental benefits are comparable to those provided by other companies in TVA's peer group

TVA's Enterprise Risk Management organization evaluates potential risk that could arise from the Compensation Plan and TVA's executive and non-executive compensation policies and practices. For 2013, the evaluation found no reasonably likely risk associated with the Compensation Plan and TVA's executive and non-executive compensation policies and practices.

Authority for the Executive Compensation Program

The TVA Board, under the authority of the TVA Act, has responsibility for establishing compensation for TVA employees, including the Named Executive Officers. The TVA Board is directed under section 2 of the TVA Act to establish a plan that specifies all compensation (such as salary or any other pay, benefits, incentives and any other form of remuneration) for the CEO and TVA employees.

The TVA Act also provides that:

•
The TVA Board will annually approve all compensation (such as salary or any other pay, benefits, incentives and other form of remuneration) of all managers and technical personnel who report directly to the CEO (including any adjustment to compensation);

•	On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule ($155,500 in 2013); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($155,500 in 2013).

The Compensation Plan’s philosophy on market-competitive pay is grounded in the TVA Act. The plan recognizes that employees, including executives, must have the education, experience and professional qualifications to carry out TVA's mission safely, reliably and efficiently. These requirements make it necessary for TVA to offer compensation to its specialized employees that makes it possible for TVA to attract and retain highly qualified candidates for positions similar to those in relevant industries.

Through the authority of the TVA Act, the TVA Board, its People and Performance Committee (the “Committee”) and individual Board members are actively involved in compensation matters. The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation actions for which the TVA Board is responsible but has not reserved for itself. The TVA Board has taken additional action to delegate authority with respect to executive compensation as follows:

•
The TVA Board has approved for the direct reports to the CEO compensation ranges of 80 percent to 110 percent of the targeted total direct compensation for comparable positions. These targeted levels of total direct compensation are consistent with the Compensation Plan and with external benchmarking sources. The Board has also authorized the CEO to set or adjust compensation for present or future direct reports within such compensation ranges, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans, such as TVA’s Supplemental Executive Retirement Plan (“SERP”), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.

•
The TVA Board has delegated to the Chairman of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the CEO’s performance during the year, and the authority to approve any payout to the CEO under the Executive Annual Incentive Plan ("EAIP") based on, among other things, the CEO's evaluated performance during the year.

•
The TVA Board has delegated to the CEO, in consultation with the Committee and with input from individual members of the TVA Board, the authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year.

TVA Board Committee Oversight

The Committee was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and review of performance goal achievement for 2013. As delegated by the TVA Board, the Committee also (1) reviewed proposed CEO actions to set or adjust compensation for his direct reports, (2) consulted with the Chairman of the TVA Board about the Chairman's proposed evaluation and rating of the CEO’s performance during the year and about the proposed payout to the CEO under the EAIP, and (3) consulted with the CEO on the proposed individual performance goals and evaluation and performance ratings for the CEO's direct reports for the year. The Committee has selected independent consulting firm Towers Watson to help evaluate competitive compensation. The Committee completed an assessment of certain independence factors and determined the firm’s work raised no potential conflict of interest.

Use of Market Data and Benchmarking

TVA generally targets total direct compensation for executives at a competitive level based on the relevant labor market. Market information for total direct compensation, as well as each element of compensation, for the Named Executive Officers for 2013 was obtained through the following:

•	Published and customized compensation surveys of the relevant labor markets for designated positions; and

•	Publicly disclosed information from the proxy statements and annual reports on Form 10-K of energy services companies with revenues ranging from one-half to two times TVA's revenue.

After compiling competitive market compensation for the positions at the beginning of 2013, the Committee, with assistance from Towers Watson, used this information to:

•	Test target compensation level and incentive opportunity competitiveness; and

•	Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA's relevant labor market for most executives, including the Named Executive Officers, comprised both private and publicly owned companies in the energy services industry of similar revenue and scope to TVA. For the survey-based analysis, TVA looked at the following energy services companies with annual revenues greater than $6.0 billion from the 2012 Towers Watson Energy Services Executive Compensation Database:

AES Corp.	Duke Energy Corp.	NRG Energy, Inc.
Ameren Corp.	Edison International	Pacific Gas and Electric Co.
American Electric Power Co., Inc.	Energy Future Holdings Corp.	PPL Corp.
CenterPoint Energy, Inc.	Entergy Corp.	Progress Energy, Inc.
CMS Energy Corp.	Exelon Corp.	Public Service Enterprise Group, Inc.
Consolidated Edison, Inc.	FirstEnergy Corp.	Sempra Energy
Dominion Resources, Inc.	IPR-GDF SUEZ North America	The Southern Company
DTE Energy Co.	NextEra Energy, Inc.	Xcel Energy, Inc.

 For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at all companies in the peer group above (except for IPR-GDF SUEZ North America), as well as three additional companies in the energy services industry (Calpine Corp., NiSource Inc. and Pepco Holdings, Inc.), as recommended by Towers Watson. These three companies were added to the analysis because they are energy services firms with annual revenues between one-half and two times TVA's revenue but (i) did not participate in the 2012 Towers Watson Energy Services Executive Compensation Survey (NiSource Inc.), (ii) did not submit data prior to the time TVA's market assessment was conducted (Calpine), or (iii) reported an annual revenue for 2012 that fell just short of $6 billion (Pepco Holdings, Inc.).

In addition, TVA informally considered the following companies with revenues between $3.0 billion and $6.0 billion that participated in the 2012 Towers Watson Energy Services Executive Compensation Survey: Alliant Energy Corp.; El Paso Corp.; Integrys Energy Group; MDU Resources; Northeast Utilities Systems; OGE Energy; Pepco Holdings Inc.; Pinnacle West Capital; Puget Energy Inc.; SCANA Corp.; and Wisconsin Energy Corp.

The following government entities that participated in the 2012 Towers Watson Energy Services Executive Compensation Survey were also informally considered by the Committee: Colorado Springs Utilities, ElectriCities of North Carolina, Energy Northwest, Lower Colorado River Authority, New York Power Authority, Omaha Public Power and Salt River Project. Each of these government entities has annual revenue of less than $3.0 billion.

Executive Compensation Program Components

Federal Salary Freeze. In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act of 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. These two-year freezes applied to calendar years 2011 and 2012. The TVA Board members are covered by the first freeze and TVA's officers (Vice President and above), including the Named Executive Officers, are covered by the second freeze. Congress passed a Continuing Resolution (H.J. Res. 117) in September 2012 extending these federal employee salary freezes through March 27, 2013, and in March 2013, Congress passed a stop-gap spending bill that extended the freezes through December 31, 2013. Accordingly, TVA's officers, including the Named Executive Officers, have not and will not receive any salary increase, except for promotions, for calendar years 2011, 2012 and 2013. TVA voluntarily implemented the salary freeze for manager, specialist and excluded employees for calendar years 2011, 2012 and 2013. The federal salary freeze does not apply to TVA's represented employees whose salary increases are governed by the terms of collective bargaining agreements, and also does not apply to certain promotions and changes in positions and other forms of non-salary compensation, such as lump-sum and incentive-based awards.

Salary. The salaries of the Named Executive Officers for 2013 were as follows: $950,000 for Mr. Johnson, $850,000 for Mr. Kilgore, $520,000 for Mr. Thomas, $545,000 for Mr. Swafford, $400,000 for Mr. Rodgers, and $415,000 for Mr. Skaggs. As a result of the federal salary freeze, the 2013 salaries for Mr. Kilgore, Mr. Thomas, Mr. Swafford and Mr. Rodgers were the same as in 2011 and 2012.

Executive	Position	2011	2012	2013	2013 Market Position
Mr. Johnson	President and CEO	NA	NA	$950,000	Near the 25th percentile
Mr. Kilgore(1)	Former President and CEO	$850,000	$850,000	$850,000	Near the 25th percentile
Mr. Thomas	EVP and CFO	$520,000	$520,000	$520,000	Near the 25th percentile
Mr. Swafford	EVP & Chief Nuclear Officer(2)	$545,000	$545,000	$545,000	Near the 75th percentile
Mr. Rodgers	EVP & General Counsel	$400,000	$400,000	$400,000	Near the 25th percentile
Mr. Skaggs	SVP, Watts Bar Nuclear Operations and Construction(2)	NA	NA	$415,000	Near the 75th percentile

Notes
(1) As the result of his retirement Mr. Kilgore was paid his salary on a bi-weekly basis at the annual rate of $850,000 through December 31, 2012 only.
(2) Salaries for Messrs. Swafford and Skaggs are targeted at the 75th percentile inasmuch as their positions are subject to high demand and scarcity, and because of recruitment and retention issues within the nuclear industry.

More information about the approval of Mr. Johnson's compensation for 2013 is below. See Considerations Specific to Mr. Johnson.

Annual Incentive Compensation. All executives, including the Named Executive Officers, participate in the Executive Annual Incentive Plan ("EAIP"). The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2013, the EAIP focused on achieving both enterprise-wide and strategic business unit goals. The specific award opportunities, metrics and associated goals are described below.

Annual incentive opportunities for participants in the EAIP generally increase with position and responsibility. For 2013, the TVA Board set Mr. Johnson's target EAIP award opportunity at 100 percent of salary. See Considerations Specific to Mr. Johnson. As a result of Mr. Kilgore’s retirement prior to the end of the fiscal year, he was not eligible for any award under the EAIP for 2013. In February 2013, Mr. Johnson evaluated the appropriateness of the EAIP award opportunities (no adjustments could be made in base salary levels due to the federal salary freeze) for Mr. Thomas, Mr. Swafford, Mr. Rodgers and Mr. Skaggs. As a result, the CEO approved an adjustment to bring Mr. Skaggs' target EAIP award opportunity closer to the targeted (75th percentile) market compensation for his position at that time of Senior Vice President, Nuclear Construction. Specifically, Mr. Johnson approved increasing Mr. Skaggs' target EAIP award opportunity from 60 percent of salary in 2012 to 70 percent of salary for 2013. The CEO made no change for 2013 to the 2012 target EAIP award opportunities for Mr. Thomas, Mr. Swafford and Mr. Rodgers, which remained at 80 percent, 80 percent, and 60 percent, respectively. Accordingly, target EAIP award opportunities of the Named Executive Officers for 2013 were as follows:

NEO	Target Annual Incentive Opportunity*
Mr. Johnson	100%
Mr. Thomas	80%
Mr. Swafford	80%
Mr. Rodgers	60%
Mr. Skaggs	70%
* Represents a percent of each NEO’s salary.

The target 2013 EAIP award opportunities approved by the TVA Board for Mr. Johnson, and by the CEO for Mr. Thomas, Mr. Swafford, Mr. Rodgers and Mr. Skaggs, were at such levels that target payouts (together with salary, target payout of long-term incentive opportunities, and long-term deferred compensation credits) would place their total direct compensation at the following levels relative to the benchmark total direct compensation for comparable positions in TVA's peer group:

NEO	Targeted Total Direct Compensation
Mr. Johnson	Near the 25th Percentile
Mr. Thomas	Near the 25th Percentile
Mr. Swafford	Near the 75th Percentile(1)
Mr. Rodgers	Near the 25th Percentile
Mr. Skaggs	Near the 75th Percentile(1)

Note
(1) Targeted at the 75th percentile of benchmark total direct compensation because these positions are subject to high demand and scarcity, and because of recruitment and retention issues within the nuclear industry.

The TVA Board established five TVA enterprise-wide performance measures for the 2013 EAIP:

•	Total Financing Obligations over Productive Assets

•	Nuclear Operating Availability Factor

•	Critical Coal Seasonal Equivalent Forced Outage Rate

•	Combined Cycle Seasonal Equivalent Forced Outage Rate; and

•	Clean Energy Percentage.

These were the same enterprise-wide performance measures used to determine annual incentive payouts for all non-executive TVA employees who participated in TVA's 2013 Winning Performance Team Incentive Plan ("WPTIP"). These performance measures represented 60 percent of the potential payout for employees participating in the WPTIP and EAIP. The remaining 40 percent of the potential payout was based on achievement of performance measures on applicable strategic business unit ("SBU") and business unit ("BU") scorecards, which were based on performance measures approved by the CEO. The weight and goals associated with the enterprise-wide performance measures, as well as the results for 2013, were as follows:

2013 TVA Enterprise Wide Performance Measures and Results
				Goals
Performance Measure	Weight	Results Achieved	Percent of Target Award Opportunity Achieved	Threshold (50%)	Target (100%)	Maximum (150%)

Total Financing Obligations over Productive Assets(1)	15%	75.3	87.50%	75.6 (business plan + 0.4% point)	75.2 (business plan)	74.8 (business plan - 0.4% point)

Nuclear Operating Availability Factor(2)	20%	96.8	81.82%	96.1 (3-year average + 0.1% point)	97.2 (median)	98.1 (top quartile)

Critical Coal Seasonal Equivalent Forced Outage Rate(3)	10%	5.3	86.00%	7.1 (3-year average - 0.1% point)	4.6 (median)	2.5 (top quartile)

Combined Cycle Seasonal Equivalent Forced Outage Rate(4)	5%	7.6	0.00%	3.6 (3-year average - 0.1% point)	2.7 (median)	1.6 (top quartile)

Clean Energy Percentage(5)	10%	49.0	150.00%	41 (3-year average - 0.1% point)	43 (top quartile)	45 (top quartile + 2.0% point)

Overall Percent of Opportunity Achieved			88.48%

Notes
(1) Total Financing Obligations over Productive Assets is a measure of debt, leaseback obligations, and energy prepayment obligations over assets (excluding regulatory assets).
(2) Nuclear Operating Availability Factor is calculated as follows: Winter Net Dependable Capacity x Period Hours - Total Megawatt Hour Losses / Winter Net Dependable Capacity x Period Hours - Planned Outage Megawatt Hour Losses (Refueling Outages Only).
(3) Critical Coal Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for the months of December to March and June to September and includes the Allen, Cumberland, Gallatin, Paradise, and Shawnee coal-fired plants.
(4) Combined Cycle Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for combined cycle plants for the months of December to March and June to September.
(5) Clean Energy Percentage tracks and measures the percent of TVA's clean energy generation and purchases. Clean energy is defined as energy that has a near-zero carbon emission rate or energy efficiency improvements. Generation from energy resources with zero or low emissions of greenhouse gases include nuclear, wind, biomass, solar, hydroelectric, and other non-fossil sources such as waste heat. This metric includes all clean energy generated and purchased by TVA.

The Board approved two design changes to the WPTIP and EAIP beginning in 2013. The first change revised the previously approved corporate modifier.  The corporate modifier was established to allow the CEO to adjust the amount of incentive awards (-20 percent to +20 percent) based on the CEO's assessment of TVA's performance during the year and factors that may be significant but hard to quantify.  To strengthen the alignment of the WPTIP and EAIP incentive plans with TVA enterprise-wide performance, the TVA Board assumed authority to exercise the corporate modifier, providing Board members an opportunity to determine performance adjustments at year end. The corporate modifier, ranging from 75 percent to 125 percent, would apply to all WPTIP/EAIP scorecards. This Board-initiated modifier will be based on several metrics and other factors, such as net cash flow, stakeholder and customer satisfaction, and significant events during the year.

The second design change to the WPTIP and EAIP adjusts the weighting of the TVA enterprise-wide performance measures and SBU/BU performance measures in determining awards under the plans. Starting in FY 2013, the TVA enterprise-wide performance measures will represent 60 percent of the potential payout, and the applicable SBU or BU performance measures will represent 40 percent of the potential payout for all employees, including the Named Executive Officers.

The 2013 EAIP maintained the CEO's discretion to adjust individual incentive awards based on subjective assessments of individual performance during 2013. In addition, for 2013, the Chairman of the Board, in consultation with the Committee and with input from individual Board members, will continue to evaluate the CEO’s performance to determine adjustments to his incentive award under the EAIP.

For 2013, an executive's annual incentive payment under the EAIP was calculated as follows:

EAIP Amount	=	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 150%)	X	Corporate Modifier (75% to 125%)	X	Subjective Individual Assessment

For EAIP participants, including the Named Executive Officers, the percent of opportunity achieved constituted the weighted average of the results of corporate goal achievement (representing 60%) and strategic business-unit goal achievement (representing 40%). Based on the results for the enterprise-wide performance measures described above for 2013, the enterprise wide goal achievement was equal to 88.48 percent.

2013 EAIP Award Opportunity Achievement
NEO	BU Scorecard	BU Performance Measures	Weighting of BU Performance Results	BU Performance Results	Overall BU Performance Achieved	Overall Enterprise Wide Performance Achieved	Percent of Target Award Opportunity Achieved
William D. Johnson John M. Thomas, III Ralph E. Rodgers	TVA Corporate	Corporate Total Spend TVA Safe Workplace	30% 10%	150% 150%	150.00%	88.48%	113.09%
Preston D. Swafford	Nuclear Power Group (NPG)	NPG Total Spend NPG Equipment Reliability Index NPG Safe Workplace	15% 15% 10%	150% 75% 150%	122.00%	88.48%	101.84%
Michael D. Skaggs	Nuclear Construction (NC)	NC Total Spend NC Milestones Completed NC Safe Workplace	15% 15% 10%	104% 125% 150%	124.00%	88.48%	102.50%

As discussed above, in 2013 the corporate modifier ranged from 75 percent to 125 percent and allowed the Board to adjust the scorecard achievement results based on several metrics and other factors. The Board determined, however, that no adjustment would be made using the corporate modifier.

 At the end of 2013, the Chairman of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, evaluated Mr. Johnson’s performance as CEO during 2013. Based on this review, the Chairman of the TVA Board rated Mr. Johnson's performance for 2013 as 3.54 out of 4.00, which falls between meets and exceeds expectations, and decided that Mr. Johnson's final annual incentive award should not be adjusted.

Once all other preliminary 2013 EAIP payouts were calculated, the CEO evaluated each participant's performance (except his own) to determine whether any upward or downward adjustment should be made to the final annual incentive award of the participants, including each Named Executive Officer. The individual performance evaluation was conducted by the CEO for his direct reports, or each participant's supervisor in consultation with the CEO, after the end of the year, based on a purely subjective review of how the participant performed during the year and/or how the business unit, over which the participant had responsibility, performed.

At the end of 2013, pursuant to TVA Board delegations described above, Mr. Johnson as CEO, in consultation with the Committee and with input from individual members of the TVA Board, subjectively evaluated the performance of Mr. Thomas, Mr. Rodgers and Mr. Skaggs as his direct reports during 2013. Based on his review, Mr. Johnson, with input from individual members of the TVA Board, made the following determinations regarding the final annual incentive awards for his direct reports:

▪	Mr. Thomas' award should not be adjusted

▪	Mr. Rodgers' award should not be adjusted

▪	Mr. Skaggs' award should not be adjusted

Mr. Johnson and Mr. Charles G. Pardee, TVA's Executive Vice President and Chief Operating Officer (to whom Mr. Swafford reported), subjectively evaluated Mr. Swafford’s performance during 2013. Based on this review, Mr. Johnson and Mr. Pardee made the following determination regarding the final annual incentive award for 2013:

▪	Mr. Swafford's award should not be adjusted

As a result of the above process, the Named Executive Officers were awarded the following EAIP payouts for 2013 in comparison to the 2013 target payouts:

2013 EAIP Payouts
NEO	Salary	Target EAIP Incentive Opportunity (% of Salary)	Target EAIP Payout		Percent of Opportunity Achieved	Corporate Modifier	Individual Performance Adjustment	Actual EAIP Payout
William D. Johnson	$950,000	100%	$712,500	(1)	113.09%	0%	0%	$805,766	(2)
John M. Thomas, III	$520,000	80%	$416,000		113.09%	0%	0%	$470,454
Preston D. Swafford	$545,000	80%	$436,000		101.84%	0%	0%	$444,022
Ralph E. Rodgers	$400,000	60%	$240,000		113.09%	0%	0%	$271,416
Michael D. Skaggs	$415,000	70%	$290,500		102.50%	0%	0%	$297,763

Note
(1) Represents the target amount for 2013. If Mr. Johnson would have been a participant for the entire plan year, his target award would have been $950,000.
(2) Mr. Johnson's EAIP award was prorated based on the number of full months he was a participant in the EAIP.

Awards to the Named Executive Officers under the EAIP for 2013 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the ELTIP. Executives in critical positions make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. The ELTIP is designed to properly and competitively reward executives for helping TVA improve in areas directly related to TVA's long-term success by:

•	Using enterprise-wide performance criteria that are directly aligned with TVA's mission;

•	Using a “cumulative” performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year;

•
Targeting award opportunities for each performance cycle at levels that approximate median levels of competitiveness with TVA's peer group and incorporating the Committee's policy of targeting that (i) about 80 percent of each executive's total long-term incentive opportunity be performance-based (under the ELTIP) and (ii) about 20 percent of each executive's total long-term incentive opportunity be retention and security-oriented (under the Long-Term Deferred Compensation Plan ("LTDCP") as described below under the heading “Long-Term Deferred Compensation”); and

•	Using a potential payment range of 50 percent to 150 percent of target incentive opportunity to enable awards that are commensurate with performance achievements.

Under the ELTIP, an executive's incentive payment is calculated as follows:

ELTIP Payout	=	Salary	X	Target ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

The ELTIP establishes incentive opportunities for each of the Named Executive Officers that equal about 80 percent of each Named Executive Officer's total long-term compensation based on a percentage of the base salary rate at the end of the performance cycle.  Except for Mr. Skaggs, as described below, target long-term incentive opportunities of the Named Executive Officers for 2013 were the same as 2012:

NEO	Target Long-Term Incentive Opportunity*
Mr. Johnson	150%
Mr. Thomas	120%
Mr. Swafford	100%
Mr. Rodgers	120%
Mr. Skaggs	90%
* Represents a percent of each NEO’s salary.

The long-term incentive opportunities for the 2011-2013 performance cycle were approved by the TVA Board for Mr. Johnson and by Mr. Johnson, as CEO, for Mr. Thomas, Mr. Swafford, Mr. Rodgers and Mr. Skaggs. As a result of Mr. Kilgore’s retirement prior to the end of the fiscal year, he was not eligible for any award under the ELTIP for 2013. In February 2013, Mr. Johnson, as CEO, evaluated the compensation of Mr. Thomas, Mr. Swafford, Mr. Rodgers and Mr. Skaggs relative to TVA's peer group and TVA's compensation philosophy to determine whether to make adjustments to their compensation for 2013. The CEO approved an adjustment to the target long-term incentive opportunity for Mr. Skaggs to bring his pay closer to the targeted market compensation (75th percentile) for his position at that time of Senior Vice President, Nuclear Construction, which is subject to market scarcity and retention issues, and to meet the objective of having target ELTIP awards constitute about 80 percent of total long-term compensation. Specifically, Mr. Johnson approved an increase in Mr. Skaggs’ target long-term incentive opportunity from 60 percent of salary in 2012 to 90 percent of salary for 2013. For each of the other Named Executive Officers, the objective of having target ELTIP awards constitute about 80 percent of total long-term compensation was achieved by maintaining the target ELTIP incentive opportunities for the 2011-2013 performance cycle at the same level as for the 2010-2012 performance cycle. In addition, these same target levels of long-term incentive opportunity kept the total direct compensation of each Named Executive Officer at the percentage of TVA's peer group described above. See Annual Incentive Compensation.

2011 - 2013 Performance Cycle

For the three-year cycle ended September 30, 2013, the TVA Board approved three overall long-term incentive measures of TVA performance to be applied to all participants in the ELTIP:

•	retail rates (the sum of distributor-reported retail power revenue plus directly-served power revenue divided by the sum of distributor-reported retail sales plus directly-served power sales);

•	load not served (the product of the percentage of total load not served times the number of minutes in the period); and

•	organizational health index (measures and tracks the organizational elements that drive TVA's performance culture).

The retail rates performance measure represents 12-month averages comparing TVA's rates with those of surveyed regional holding company utilities, with goals that reflect percent gap improvements to achieve top quartile rates by 2020. The goals approved for the retail rates performance measure for the three-year performance cycle ended September 30, 2013, were as follows:

•
The threshold goal was TVA's performance improvement to a 10.75 percent gap relative to the top quartile of a comparison group of regional utilities. The ELTIP Retail Rates Comparison Group includes Southern Company, Next Era Energy, Inc., American Electric Power Co., Inc., Duke Energy Corp., Progress Energy, Inc., Entergy Corp., Dominion Resources, Inc., Ameren Corp., and PPL.

•	The target goal was TVA's performance improvement to a 10 percent gap relative to the top quartile of the ELTIP Retail Rates Comparison Group's performance.

•	The maximum goal was TVA's performance improvement to a 9 percent gap relative to the top quartile of the ELTIP Retail Rates Comparison Group's performance.

TVA obtained retail rate data (retail sales plus retail revenue) for the ELTIP Retail Rates Comparison Group from the EIA-826 Monthly Electric Utility Database.

Load not served performance was calculated as a percentage of total load-not-served multiplied by the number of minutes in period (with the value expressed in system minutes and excluding events during declared major storms) during the three-year cycle ended September 30, 2013, with a threshold goal of 7.8 (99.999% reliability), a target goal of 5.9 (75th percentile), and a maximum goal of 3.8 (90th percentile).

The Organizational Health Index measures and tracks TVA's performance culture. Some examples of measures include leadership, culture and climate; accountability, coordination and control; capabilities, motivation, innovation and learning; and external orientation. Threshold, target and maximum goals are based on a five-year plan (from 2009 to 2014) to achieve performance improvement measures. The performance targets were based on incremental improvements leading to median performance in 2013 (threshold), mid-second quartile performance in 2013 (target), and top quartile performance in 2013 (maximum).

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the three-year cycle ended September 30, 2013:

ELTIP Performance Goals, Weighting, and Percent of Opportunity Achieved
	Goals				Performance Achievement
Performance Measure	Threshold (50%)	Target (100%)	Maximum (150%)	Performance Results	Actual (%)	X	Weight (%)	=	Result (%)
Retail Rates	Improve to 10.75% gap vs. 2012 top quartile	Improve to 10% gap vs. 2012 top quartile	Improve to 9% gap vs. 2012 top quartile	6.00%	150.00%		40%		60.00%
Load Not Served	7.8	5.9	3.8	4.41	135.48%		30%		40.64%
Organizational Health Index	61%	66%	71%	66.00%	100.00%		30%		30.00%
				Overall Percent of Opportunity Achieved					130.64%

As a part of the ELTIP, the TVA Board reserves discretion to review results and peer group comparisons and to approve adjustments in payouts, if appropriate.  The TVA Board did not adjust any payout for 2013.

As a result, the Named Executive Officers were awarded the following ELTIP payouts for the 2011 - 2013 Performance Cycle in comparison to the 2011 - 2013 Performance Cycle target payouts:

2011 - 2013 Performance Cycle ELTIP Payouts
NEO	Salary	Target ELTIP Incentive Opportunity	Target ELTIP Payout	Percent of Opportunity Achieved	ELTIP Payout
William D. Johnson	$950,000	150%	$1,425,000	130.64%	$1,861,620
John M. Thomas, III	$520,000	120%	$624,000	130.64%	$815,194
Preston D. Swafford	$545,000	100%	$545,000	130.64%	$711,988
Ralph E. Rodgers	$400,000	120%	$480,000	130.64%	$627,072
Michael D. Skaggs	$415,000	90%	$373,500	130.64%	$487,940

Awards to the Named Executive Officers under the ELTIP for the performance cycle that ended September 30, 2013, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

2012 - 2014 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the ELTIP for the three-year cycle ending September 30, 2014:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target + 2%	FY 2014 Business Plan	Target -2%
System Reliability Load Not Served(2)	30%	7.8 (99.999% reliable)	6.8	3.3
Responsibility External Measures(3)	30%	76.9	84.8	92.0

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2012-2014 ELTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using the 2014 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms) and will be based on the average of the three years within the ELTIP cycle.
(3)  For the 2012-2014 ELTIP performance cycle, the External Measures metric will be calculated using the 2014 results. The External Measures metric is designed to maintain and enhance TVA's reputation and is derived from the following items:

Performance Measure	Weight	Threshold	Target	Maximum
External performance indicators for the TVA nuclear fleet	25%	80.0	83.0	86.0
Percent of positive and balanced TVA news coverage compared to all TVA coverage	25%	80.0	84.0	85.0
Survey of public opinion of TVA	10%	81	81.5	82.0
Survey of TVA customers	10%	48.0	49.0	50.0
Board level significant events	30%	Two Unfavorable (80)	Zero (100)	Two Favorable (120)
Composite score for external measures		76.9	84.8	92.0

2013 - 2015 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the ELTIP for the three-year cycle ending September 30, 2015:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target +2%	FY 2014 Business Plan	Target -2%
System Reliability Load Not Served(2)	30%	(99.999% reliable)	Top Quartile	Top Decile
Responsibility External Measures(3)	30%	77.9	85.8	92.9

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2013-2015 ELTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using an average of the 2014 and 2015 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms) and will be based on the average of the three years within the ELTIP cycle.
(3)  For the 2013-2015 ELTIP performance cycle, the External Measures metric will be calculated using an average of the 2014 and 2015 results, except for the external performance indicators for the TVA nuclear fleet, which will be based on 2015 results.

Long-Term Deferred Compensation. As a corporate agency of the United States, TVA does not have equity securities that provide stock awards, options or other equity-based awards as compensation for its employees. To help retain leaders, TVA enters into agreements with certain executives, including the Named Executive Officers, which are administered under TVA's Long-Term Deferred Compensation Plan and provide a retention incentive similar to restricted stock or restricted stock units. The LTDCP agreements are aimed to encourage executives to remain with TVA and to provide, in combination with salary and EAIP and ELTIP incentive awards, a competitive level of total direct compensation. Under the LTDCP, credits are made to an account in an executive's name (typically on an annual basis) for a predetermined period. If the executive remains employed at TVA until the end of this period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with a deferral election made at the time the LTDCP agreement was made. The default return on investment on the credits in executives' accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues, which is credited daily to the balance reflected in the executives' accounts. Executives may alternatively choose to have their balances adjusted based on the return on certain mutual funds.

Annual LTDCP credits are awarded to the Named Executive Officers in amounts targeted to constitute about 20 percent of each Named Executive Officer's total long-term compensation in conjunction with targeted ELTIP compensation described above. Annual credits provided to the Named Executive Officers under LTDCP agreements in 2013 are reported in the “All Other Compensation” column in the Summary Compensation Table. These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table, since the credits were placed in deferred compensation accounts in the Named Executives Officers' names.

Considerations Specific to Mr. Johnson. As a part of the TVA Board's employment negotiations with Mr. Johnson, the Committee, in consultation with Towers Watson, developed a compensation package commensurate with his experience and the position, while taking into account the Board-approved compensation for Mr. Kilgore the previous year. The TVA Board, with recommendation of the Committee, approved on October 30, 2012, the following compensation package for Mr. Johnson, effective January 1, 2013: annual salary of $950,000, a target EAIP incentive opportunity of 100 percent of salary (subject to proration based on the number of months employed during the fiscal year), a target ELTIP incentive opportunity of 150 percent of salary (eligible for full award beginning in 2011-2013 performance cycle), a $300,000 credit under an LTDCP agreement, and an award of up to $325,000 under a performance incentive arrangement (described in Other Agreements below). The credit provided under the LTDCP in 2013 is reported in both the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table and the "Registrant Contributions in Last FY" column of the Nonqualified Deferred Compensation Table.

The chart below compares (i) the total direct compensation earned by Mr. Johnson for 2013; (ii) the 2013 compensation opportunity approved by the TVA Board for Mr. Johnson; (iii) the 2012 compensation opportunity approved by the TVA Board for Mr. Kilgore; and (iv) the chief executive officer median compensation data provided to the Committee by Towers Watson, based on TVA's peer group as discussed above.

CEO Peer Group Compensation Comparison
Compensation Component	TVA CEO (Johnson)Compensation Earned for 2013	TVA CEO (Johnson)Compensation Opportunity for 2013	TVA CEO (Kilgore)Compensation Opportunity for 2013	2013 Towers Watson Chief Executive Officer Median Market Data Range (TVA Peer Group)(1)

Base Salary	$712,500(2)	$950,000	$850,000	$1,165,000

Total Annual Incentive	113%(3) (% of target)	100%(3) (target)	100%(4) (target)	100%(4) (target)

Total Cash Compensation	$1,518,266	$1,900,000	$1,700,000	$2,300,000

Total Long-Term Incentive Compensation	131%(5) (% of target)	150%(5) (target)	150%(4) (target)	350% - 410%(4) (target)

Total Direct Compensation	$4,004,886(6)	$3,950,000(7)	$3,600,000(8)	$6,757,000

Notes
(1) Market assessment effective October, 2012.
(2) Mr. Johnson received base salary for nine of the 12 months of the fiscal year based on his hire date of January 1, 2013.
(3) For 2013, Mr. Johnson's EAIP award was prorated based on the number of months he was employed during the fiscal year; accordingly, Mr. Johnson's target EAIP award for 2013 was 100 percent of $712,500, and his actual award was 113 percent of this amount.
(4) Represents percent of salary.
(5) For the 2011-2013 ELTIP performance cycle, Mr. Johnson was eligible for a full award; accordingly, for the 2011-2013 ELTIP performance cycle, Mr. Johnson's target ELTIP award was 150 percent of $950,000, and his actual award was 131 percent of this amount.
(6) Includes an annual credit of $300,000 provided under a January 2013 LTDCP agreement and an award of $325,000 provided under an additional performance based arrangement. See information regarding the details of the LTDCP agreement following the Grants of Plan-Based Awards Table.
(7) Includes an annual credit of $300,000 provided under a January 2013 LTDCP agreement and an award of up to $325,000 to be provided under an additional performance based arrangement. See information regarding the details of the LTDCP agreement following the Grants of Plan-Based Awards Table.
(8) Includes an annual credit of $300,000 provided under a November 2009 LTDCP agreement and the credit opportunity of up to $325,000 under an additional incentive-based long-term deferred compensation arrangement. See information regarding the details of the LTDCP agreement following the Grants of Plan-Based Awards Table.

The Committee’s compensation recommendation for Mr. Johnson was lower than that of his peers in the CEO compensation benchmarking group, but competitive enough to attract Mr. Johnson to the position. In addition, the Committee made its recommendation based on the special place and mission of TVA, the belief that Mr. Johnson's target total direct compensation should be lower than the median market compensation for chief executive officers in TVA's peer group and the belief that Mr. Johnson's compensation should be placed at greater risk than any other TVA executive (68 percent of overall target compensation).

Pension Benefits. All Named Executive Officers are eligible to participate in the following qualified plans available to all annual TVA employees:

•Defined benefit plan

-	Original Benefit Structure ("OBS") for employees covered under the plan prior to January 1, 1996, with a pension based on a final average pay formula.

-
Cash Balance Benefit Structure ("CBBS") for employees first hired on or after January 1, 1996, with a pension based on an account that receives pay credits equal to six percent of compensation plus interest.

-	Fixed and variable funds.

•401(k) plan

-	For OBS members, TVA provides matching contributions of 25 cents on every dollar up to 1.5 percent of annual salary.

-	For CBBS members, TVA provides matching contributions of 75 cents on every dollar up to 4.5 percent of annual salary.

The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by other companies in TVA's peer group.

In addition to its qualified retirement plans, TVA has a SERP for selected executives, who are critical to the ongoing success of the enterprise. TVA's SERP is a non-qualified plan that is similar to the SERPs used by most other companies in its peer group. The purpose of the SERP is to:

•	Provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to IRS limitations

•	Provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.

Because “compensation” as calculated for purposes of the SERP benefit includes EAIP awards earned by the participants, the SERP benefits are somewhat sensitive to TVA's performance achievements. Also, discretionary actions by TVA's Board or the CEO to reduce EAIP payouts could reduce SERP benefits.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites. Vehicle allowances are granted on a “business need” basis to a limited number of executives. In 2013, TVA provided certain executives, including Mr. Thomas, Mr. Swafford, Mr. Rodgers and Mr. Skaggs, a flat-dollar biweekly vehicle allowance that may be applied toward the purchase or lease of a vehicle, operating fees, excess mileage, maintenance, repairs and insurance. TVA eliminated its vehicle allowance program, effective September 22, 2013. Vehicle allowance amounts for the Named Executive Officers are reported in the “All Other Compensation” column in the Summary Compensation Table.

In connection with his move to Tennessee in 2013, Mr. Johnson received a relocation incentive payment. In 2013, Mr. Skaggs received a lump sum payment in lieu of any relocation benefits he would have been eligible to receive under TVA's relocation policy. These payments are reported in the "All Other Compensation" column in the Summary Compensation Table.

TVA did not provide any other perquisites to the Named Executive Officers in 2013.

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

Other Agreements. As discussed in “Considerations Specific to Mr. Johnson,” at the time of Mr. Johnson's appointment as CEO, the TVA Board approved an arrangement under which he would be eligible to receive an additional performance incentive award ("PIA") of up to $325,000 per year based on the evaluation of his performance, which may be subjective and/or based on the achievement of defined short- and/or long-term goals. Under the arrangement, the TVA Board delegated to its

Chairman, in consultation with the Committee and with input from individual members of the TVA Board, the authority to set and approve any goals and the periods of performance for any such goals, evaluate the performance of Mr. Johnson subjectively and/or with respect to any goals, and approve any awards to Mr. Johnson. The Board was satisfied with the leadership Mr. Johnson demonstrated in 2013 in directing TVA's focus on safety, customer satisfaction, and the initial steps taken to address the impact of rising operating and maintenance (O&M) costs. Additionally, TVA had satisfactory performance during the fiscal year taking into account cost savings and improvements initiatives. Based on these factors the Chairman of the TVA Board approved an award to Mr. Johnson of $325,000 for 2013 under this performance incentive arrangement.

In September 2009, the CEO approved an on-going performance arrangement that provided Mr. Swafford, as long as he remained responsible for managing TVA's Nuclear Power Group, the opportunity to receive annual performance awards for improvements in the overall performance of any of TVA's nuclear plants based on nuclear power industry peer evaluations. The arrangement allowed Mr. Swafford to receive a lump-sum performance award of $100,000 following each fiscal year in which at least one nuclear plant in TVA's generation portfolio achieved an improved performance evaluation. If performance of any plant dropped below that achieved in the most recent evaluation of the plant, no award was to be made. All awards are approved by the CEO at the end of each fiscal year. Based on an overall peer evaluation, Mr. Swafford did not receive an annual performance award under this arrangement for 2013.

In February 2013, the CEO approved an arrangement that will provide Mr. Skaggs a performance award in the amount of $300,000 if the Watts Bar Unit 2 completion project is completed on or ahead of schedule and on or under budget as defined under the “Watts Bar Unit 2 Project Completion Plan,” as long as Mr. Skaggs remains in a position responsible for completion of the project. The scheduled project completion date is December 31, 2015, under the “Watts Bar Unit 2 Project Completion Plan.”

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the Named Executive Officers in 2013 (and 2012 and 2011 as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Tom Kilgore	2013	$304,039	—	—	—	$—	(1)	$0	(2)	$8,000	(3)	$312,039
Former President and Chief	2012	$850,000	—	—	—	$1,706,455	(4)	$1,162,082	(5)	$311,025		$4,029,562
Executive Officer	2011	$853,269	—	—	—	$1,855,010	(6)	$931,256	(7)	$311,025		$3,950,560

William D. Johnson	2013	$712,500	—	—	—	$2,667,386	(8)	$2,063,395	(9)	$461,250	(10)	$5,904,531
President and Chief	2012	$—	—	—	—	$—		$—		$—		$—
Executive Officer	2011	$—	—	—	—	$—		$—		$—		$—

John M. Thomas, III	2013	$522,000	—	—	—	$1,285,648	(11)	$161,119	(12)	$172,500	(13)	$2,141,267
Executive Vice President	2012	$520,000	—	—	—	$997,277	(14)	$493,749	(15)	$203,349		$2,214,375
and Chief Financial Officer	2011	$522,000	—	—	—	$707,481	(16)	$303,019	(17)	$145,394		$1,677,894

Preston D. Swafford	2013	$547,096	—	—	—	$1,156,008	(18)	$103,140	(19)	$122,500	(20)	$1,928,744
Executive Vice President	2012	$545,000	—	—	—	$808,300	(21)	$653,320	(22)	$278,349		$2,284,969
and Chief Nuclear Officer	2011	$547,865	—	—	—	$677,070	(23)	$530,467	(24)	$195,394		$1,950,796

Ralph E. Rodgers	2013	$401,539	—	—	—	$898,488	(25)	$473,297	(26)	$145,000	(27)	$1,918,324
Executive Vice President	2012	$400,001	—	—	—	$677,136	(28)	$1,334,835	(29)	$145,375		$2,557,347
and General Counsel	2011	$—	—	—	—	$—		$—		$—		$—

Michael D. Skaggs	2013	$416,596	—	—	—	$785,703	(30)	$212,967	(31)	$197,500	(32)	$1,612,766
Senior Vice President	2012	$—	—	—	—	$—		$—		$—		$—
Watts Bar Nuclear Operations and Construction	2011	$—	—	—	—	$—		$—		$—		$—

Notes
(1) Mr. Kilgore retired January 1, 2013 and did not receive an award under the EAIP or ELTIP.
(2) Represents increase of $76,046 in 2013 under the CBBS and a decrease of $306,227 in 2013 under the SERP.
(3) Represents $8,000 earned in 2013 for his service as a witness on behalf of TVA in a legal proceeding following his retirement. Mr. Kilgore also received a LTDC credit of $300,000 on December 1, 2012. This credit did not vest prior to his retirement and was forfeited.
(4) Represents $350,000 awarded under the EAIP, $1,081,455 awarded under the ELTIP, and a deferred compensation credit of $275,000 provided under an incentive-based long-term deferred compensation arrangement. An additional $350,000 may be paid under the EAIP at the time Watts Bar Unit 2 begins commercial operation, but only if the total cost of the project is $4.4 billion or less and commercial operation is achieved on or before December 31, 2015.
(5) Reflects increases of $20,804 under the CBBS and $1,141,278 under the SERP.
(6) Represents $892,510 awarded under the EAIP, $637,500 awarded under the ELTIP, and a deferred compensation credit of $325,000 provided under an incentive-based long-term deferred compensation arrangement.
(7) Reflects increases of $23,379 under the CBBS and $907,877 under the SERP.
(8) Represents $805,766 awarded under the EAIP and $1,861,620 awarded under the ELTIP.
(9) Reflects increases of $12,066 under the CBBS and $2,051,329 under the SERP.
(10) Represents a LTDC credit of $300,000 made on January 1, 2013, which vested September 30, 2013, $11,250 in 401(k) matching contributions, and a $150,000 relocation incentive payment.
(11) Represents $470,454 awarded under the EAIP and $815,194 awarded under the ELTIP.
(12) Reflects a decrease of $16,374 under the CBBS and an increase of $177,493 under the SERP.
(13) Represents a LTDC credit of $100,000 made on October 1, 2012, which vested September 30, 2013, a LTDC credit of $50,000 made on May 1, 2013, vesting on April 30, 2014, $11,250 in 401(k) matching contributions, and $11,250 in vehicle allowance payments.
(14) Represents $468,000 awarded under the EAIP and $529,277 awarded under the ELTIP.
(15) Reflects increases of $58,777 under the CBBS and $434,972 under the SERP.
(16) Represents $382,481 awarded under the EAIP and $325,000 awarded under the ELTIP.
(17) Reflects increases of $37,077 under the CBBS and $265,942 under the SERP.
(18) Represents $444,020 awarded under the EAIP and $711,988 awarded under the ELTIP.
(19) Reflects a decrease of $6,508 under the CBBS and an increase of $109,648 under the SERP.
(20) Represents a LTDC credit of $100,000 made on October 1, 2012, which vested September 30, 2013, $11,250 in 401(k) matching contributions, and $11,250 in vehicle allowance payments.
(21) Represents $346,031 awarded under the EAIP and $462,269 awarded under the ELTIP.
(22) Represents increases of $50,032 under the CBBS and $603,288 under the SERP.
(23) Represents $404,570 awarded under the EAIP and $272,500 awarded under the ELTIP.
(24) Represents increases of $34,027 under the CBBS and $496,440 under the SERP.

(25) Represents $271,416 awarded under the EAIP and $627,072 awarded under the ELTIP.
(26) Represents a decrease of $275,143 under the OBS and an increase of $748,440 under the SERP.
(27) Represents a LTDC credit of $70,000 made and vested on September 30, 2013, a LTDC credit of $60,000 made on May 1, 2013 vesting on April 30, 2014, $3,750 in 401(k) matching contributions, and $11,250 in vehicle allowance payments.
(28) Represents $270,000 awarded under the EAIP and $407,136 awarded under the ELTIP.
(29) Represents increases of $371,156 under the OBS and $963,679 under the SERP.
(30) Represents $297,763 awarded under the EAIP and $487,940 awarded under the ELTIP.
(31) Represents a decrease of $18,824 under the CBBS and an increase of $231,791 under the SERP.
(32) Represents a LTDC credit of $100,000 made on October 1, 2012, which vests on September 30, 2014, a LTDC credit of $50,000 made on March 1, 2013 vesting on December 31, 2016, $11,250 in 401(k) matching contributions, $11,250 in vehicle allowance payments, and a $25,000 lump-sum to cover estimated living expenses in lieu of standard entitlements to temporary living expenses and other benefits available under TVA’s relocation policy.

The following table provides information on non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive in the performance cycle ended in 2013.

Grants of Plan-Based Awards Table
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold (2) ($)	Target (2) ($)	Maximum (2) ($)

William D. Johnson	EAIP(3)(4)	$356,250	$712,500	$1,068,750
	ELTIP(5)	$712,500	$1,425,000	$2,137,500
	PIA(6)	$—	$—	$325,000

John M. Thomas, III	EAIP(4)	$208,000	$416,000	$624,000
	ELTIP(5)	$312,000	$624,000	$936,000

Preston D. Swafford	EAIP(4)	$218,000	$436,000	$654,000
	ELTIP(5)	$272,500	$545,000	$817,500

Ralph E. Rodgers	EAIP(4)	$120,000	$240,000	$360,000
	ELTIP(5)	$240,000	$480,000	$720,000

Michael D. Skaggs	EAIP(4)	$145,250	$290,500	$435,750
	ELTIP(5)	$186,750	$373,500	$560,250

Notes
(1)  TVA does not have any equity securities and therefore has no equity-based awards.
(2)  Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on 2013 performance.
(3) Represents prorated amount based on the number of months he was a participant in the EAIP, which is nine out of twelve months (January-September 2013). Accordingly, Mr. Johnson's estimated possible payouts under the EAIP for 2013 are $356,250 for threshold ($475,000 x 9/12), $712,500 for target ($950,000 x 9/12), and $1,068,750 for maximum ($1,425,000 x 9/12).
(4)  Target incentive opportunities as a percentage of salaries were as follows:  Mr. Johnson, 100 percent; Mr. Thomas, 80 percent; Mr. Swafford, 80 percent; Mr. Rodgers, 60 percent; and Mr. Skaggs, 70 percent.   Actual EAIP awards earned for performance in 2013 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(5) Target incentive opportunities for the three-year performance cycle ended September 30, 2013 as a percentage of salaries were as follows: Mr. Johnson, 150 percent; Mr. Thomas, 120 percent; Mr. Swafford, 100 percent; Mr. Rodgers, 120 percent; and Mr. Skaggs, 90 percent.  ELTIP performance measures for the three-year cycle ended September 30, 2013, were Retail Rates, Load Not Served, and Organizational Health Index.  Actual ELTIP awards earned for the performance cycle ended on September 30, 2013, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(6) Reflects the maximum award amount Mr. Johnson was eligible to receive under a performance incentive arrangement described in Compensation Discussion and Analysis - Executive Compensation Program Components - Other Agreements. The actual award to be paid to Mr. Johnson is reported under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

Awards under the EAIP, ELTIP, and PIA will be paid in cash during the first quarter of 2014.

Long-Term Deferred Compensation Plan

The TVA Long-Term Deferred Compensation Plan offers incentives to executives to encourage them to stay with TVA and to provide competitive levels of total direct compensation to such executives.  Participating executives enter agreements in which deferred compensation credits are made to an account in the participant's name.  Credits are made on an annual basis for an established period of time.  Interest is credited daily to the balance reflected in the participant's deferral account.  Interest is calculated based on the composite rate of all marketable U.S. Treasury issues.  Alternatively, participants may choose to have their balance adjusted based on the return on certain mutual funds.  Credits vest after a period fixed in the agreement and distribution is based on the election made at the time the agreement is entered. A summary of the LTDCP agreements, some of which are reflected in the Summary Compensation Table for the Named Executive Officers, is listed below. The date and amount of each credit, as well as the vesting of each award, is outlined in the table.  See also the Nonqualified Deferred Compensation Table below, which also includes information with respect to amounts credited under these and prior LTDCP agreements.

Long-Term Deferred Compensation
	FY 2010	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015	FY 2016
Mr. Kilgore	12/01/2009 credit of $300,000. Vested 11/30/2010.(1)	12/01/2010 credit of $300,000. Vested 11/30/2011.(1)	12/01/2011 credit of $300,000. Vested 11/30/2012.(1)	12/01/2012 credit of $300,000. Forfeited prior to vesting.(2)

Mr. Johnson				01/01/2013 credit of $300,000. Vested 09/30/13.(3)	10/01/2013 credit of $300,000. Vests 09/30/2014.(3)	10/01/2014 credit of $300,000. Vests 09/30/2015.(3)

Mr. Thomas		10/01/2010 credit of $50,000. Vested 09/30/2013.(4)	10/01/2011 credit of $100,000. Vested 09/30/2013.(4) 01/01/2012 credit of $50,000. Vested 12/31/2012.(4)	10/01/2012 credit of $100,000. Vested 09/30/2013.(4) 05/01/2013 credit of $50,000. Vests 04/30/2014.(5)

Mr. Swafford		12/01/2010 credit of $150,000. Vested 09/30/2013.(6)	10/01/2011 credit of $100,000. Vested 09/30/2013.(6) 01/01/2012 credit of $125,000. Vested 12/31/2012.(6)	10/01/2012 credit of $100,000. Vested 09/30/2013.(6)

Mr. Rodgers		09/30/2011 credit of $70,000. Vested 09/30/2013.(7)	09/30/2012 credit of $70,000. Vested 09/30/2013.(7) 01/01/2012 credit of $60,000. Vested 12/31/2012.(8)	09/30/2013 credit of $70,000. Vested 09/30/2013.(7) 05/01/2013 credit of $60,000. Vests 04/30/2014.(9)

Mr. Skaggs				10/01/2012 credit of $100,000. Vests 09/30/2014.(10) 03/01/2013 credit of $50,000. Vests 12/31/2016.(11)	10/01/2013 credit of $100,000. Vests 09/30/2014.(10) 01/01/2014 credit of $50,000. Vests 12/31/2016.(11)	01/01/2015 credit of $150,000. Vests 12/31/2016.(11)	01/01/2016 credit of $150,000. Vests 12/31/2016.(11)

Notes
(1)  Each credit, and earnings on such credits, were distributed to Mr. Kilgore in a lump sum at the time of vesting. The final credit, however, was forfeited.
(2) Mr. Kilgore retired on January 1, 2013, and forfeited this credit.
(3) Each credit, and earnings on such credit, were or will be distributed to Mr. Johnson in a lump sum at the time of vesting. In the event TVA terminates Mr. Johnson's employment during the term of the LTDCP agreement through no act or delinquency of his own, the agreement will be terminated as of the date of termination, no further credits will be made under it, and any credits in his account from this agreement including earnings on such credit will become vested. If Mr. Johnson voluntarily terminates his employment or TVA terminates Mr. Johnson's employment for cause prior to the expiration of the agreement, then any unvested credit, and earnings on such credit, in Mr. Johnson's account will be forfeited.
(4)  The total of all credits, and earnings on such credits, were distributed to Mr. Thomas in a lump sum at the time of vesting.

(5) Mr. Thomas will vest in this credit only if he remains employed by TVA until the expiration of the agreement on April 30, 2014.  This vested credit, and earnings on such credit, will be distributed to him in a lump sum following the expiration of the agreement.  In the event TVA terminates Mr. Thomas' employment during the term of the LTDCP agreement through no act or delinquency of his own, this credit and earnings on such credit in Mr. Thomas' account at the time of termination will become vested and distributed to him in a lump sum.  If Mr. Thomas voluntarily terminates his employment or TVA terminates Mr. Thomas' employment for cause prior to the expiration of the agreement, this credit, and earnings on such credit, in Mr. Thomas' account will be forfeited.
(6) All of the credits received under both agreements, and earnings on such credits, were distributed to Mr. Swafford in a lump sum at the time of vesting.
(7) All of these credits, and earnings on such credits, vested on September 30, 2013, and will be distributed to Mr. Rodgers in five annual installments following his separation from service with TVA.
(8) This credit, and earnings on such credit, vested on December 31, 2012, and was distributed to Mr. Rodgers in a lump sum at the time of vesting.
(9) This credit, and earnings on such credit, vests on April 30, 2014, and will be distributed to Mr. Rodgers in a lump sum at the time of vesting.
(10) Mr. Skaggs will vest in these credits only if he remains employed by TVA until the expiration of the LTDCP agreement on September 30, 2014. Prior credits of $100,000 were made under this agreement on February 1, 2010, October 1, 2010 and October 1, 2011 and also vest on September 30, 2014. Credits, and earnings on such credits, will be distributed to Mr. Skaggs in ten annual installments upon separation of service.
(11) Mr. Skaggs will vest in these credits only if he remains employed by TVA until the expiration of the LTDCP agreement on December 31, 2016. All vested credits, and earnings on such credits, will be distributed to him in ten annual installments following his separation from service with TVA. In the event TVA terminates Mr. Skaggs' employment during the term of a LTDCP agreement through no act or delinquency of his own, any credits under the agreement and earnings on such credits in Mr. Skaggs' account at the time of termination will become vested and distributed to him in ten annual installments. If Mr. Skaggs voluntarily terminates his employment or TVA terminates Mr. Skaggs' employment for cause prior to the expiration of the applicable agreement, then all credits under that agreement, and earnings on such credits, in Mr. Skaggs' account may be forfeited.

Retirement and Pension Plans

The table below provides the actuarial present value of the Named Executive Officers' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2013, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 19.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service(1) (#)		Present Value of Accumulated Benefit ($)	Payments During Last Year ($)

Tom Kilgore(2)	(1) Qualified Plan – CBBS	7.827		$185,022	$7,602
	(2) Non-Qualified – SERP Tier 1	10.827	(3)	$3,287,676	$877,310
William D. Johnson	(1) Qualified Plan – CBBS	0.750		$12,066	$—
	(2) Non-Qualified – SERP Tier 1	5.750	(4)	$2,051,329	$—
John M. Thomas, III	(1) Qualified Plan – CBBS	7.833		$169,137	$—
	(2) Non-Qualified – SERP Tier 1	7.833		$1,066,258	$—
Preston D. Swafford	(1) Qualified Plan – CBBS	7.417		$162,966	$—
	(2) Non-Qualified – SERP Tier 1	12.417	(5)	$2,048,909	$—
Ralph E. Rodgers	(1) Qualified Plan – OBS	35.863		$2,135,114	$—
	(2) Non-Qualified – SERP Tier 1	24.000		$3,083,172	$—
Michael D. Skaggs	(1) Qualified Plan – CBBS	19.583		$393,330	$—
	(2) Non-Qualified – SERP Tier 1	19.583		$1,872,208	$—

Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Kilgore retired January 1, 2013.
(3) Mr. Kilgore has been granted three additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits associated with the additional five years of credited service has been waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.
(4) Mr. Johnson has been granted five additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits associated with the additional five years of credited service has been waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes. As of September 30, 2013, the present value of this benefit was $2,051,329. Without the additional years of credited service, the present value of Mr. Johnson's accumulated benefit would be $50,790.
(5) Mr. Swafford has been granted five additional years of credited service for pre-TVA employment and the offset for prior employer pension benefits associated with the additional five years of credited service has been waived.  In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes.  As of September 30, 2013, the present value of this benefit was $2,048,909. Without the additional years of credited service, the present value of Mr. Swafford's accumulated benefit would be $1,182,390.

Qualified Defined Benefit Plan.  TVA sponsors a qualified defined benefit plan which is administered by the Tennessee Valley Authority Retirement System ("TVARS").  The plan has two structures -- the OBS and the CBBS.  Participation in the OBS is limited to employees who were covered under the plan prior to January 1, 1996.  All employees first hired by TVA on or after January 1, 1996, participate in the CBBS.  TVARS rules and IRS regulations set limits on employee and employer contributions and compensation that can be counted in benefit calculations.

OBS. Mr. Rodgers is the only Named Executive Officer who participates in the OBS. The pension provided under the OBS is based on a final average pay formula that includes the member's years of creditable service (to the nearest month), highest average compensation during any three consecutive years of creditable service, and a pension factor, less a small

Social Security offset. For executives who are members of the OBS, compensation is defined as annual salary only for benefit calculation purposes and for Mr. Rodgers is shown under the “Salary” column in the Summary Compensation Table. The compensation in 2013 could not exceed $250,000, pursuant to the IRS annual compensation limit applicable to qualified plans. Creditable service is the length of time spent as a member of TVARS and may also include certain military service, some periods of leave without pay, forfeited annual leave and unused sick leave. The pension factor, which can reach a maximum of 1.3 percent, is determined by a member's age and/or whether the member has obtained the Rule of 80, in which the sum of a member's age and creditable service at the time of termination equals at least 80 years. For example, a member who has reached age 55 and has 25 years of creditable service has obtained the Rule of 80. Mr. Rodgers has obtained the Rule of 80. The Social Security offset is equal to the product of a member's actual years of service times 1.75 times a factor based on the member's actual age at retirement. Members must have at least five years of creditable service to be eligible for a pension benefit.

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

CBBS. All other Named Executive Officers are members of the CBBS, under which each member has a cash balance account that receives pay credits equal to six percent of compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table. The compensation in 2013 could not exceed $250,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is three percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ended on the previous October 31.  The minimum interest rate is six percent and the maximum interest rate is 10 percent unless the TVARS Board of Directors, with TVA's approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member's actual age in years and months.

Members with at least five years of CBBS service are eligible to receive an immediate benefit.  CBBS service is the length of time spent as a member of the TVA Retirement System and does not include credit for unused sick leave, forfeited annual leave or pre-TVA employment military service.  The CBBS does not provide for early retirement benefits to any Named Executive Officer or any other member in the CBBS.

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

The SERP provides two distinct levels of participation, Tier 1 and Tier 2.  Each participant is assigned to one of the two tiers at the time he or she is approved to participate in the SERP.  The level of participation ("Tier") defines the level of retirement benefits under the SERP at the time of retirement.

Under the SERP, normal retirement eligibility is age 62 with five years of vesting service.  No vested and accrued benefits are payable prior to age 55, and benefits are reduced for retirements prior to age 62.  The level of reduction in benefits for retirements prior to age 62 depends on whether a participant's termination is “approved” or “unapproved.”  In the event of an approved termination of TVA employment, any vested and accrued benefits are reduced by 5/12 percent for each month that the date of benefit commencement precedes the participant's 62nd birthday, up to a maximum reduction of 35 percent.  In the event of an unapproved termination of TVA employment, the participant's accrued benefits are first subject to a reduced percentage of vesting if the participant's years of service are between five and ten.  At five years of vesting service, the vested percentage of retirement benefits is 50 percent and increases thereafter by 10 percent for each full additional year of service, reaching 100 percent vesting for ten or more years of vesting service.  Thereafter, any vested and accrued benefits are reduced by 10/12 percent for each month that the date of benefit commencement precedes the participant's 62nd birthday up to a maximum reduction of 70 percent.

For purposes of the SERP, an “approved” termination means termination of employment with TVA due to (i) retirement on or after the participant's 62nd birthday, (ii) retirement on or after attainment of actual age 55, if such retirement has the approval of the TVA Board or its delegate, (iii) death in service as an employee, (iv) disability (as defined under TVA's long-term disability plan), or (v) any other circumstance approved by the TVA Board or its delegate.  For purposes of the SERP, an “unapproved” termination means a termination of employment with TVA when such termination does not constitute an “approved” termination as defined in the preceding sentence.

SERP Tier 1.  All of the Named Executive Officers are participants in Tier 1.  The Tier 1 structure is designed to replace 60 percent of the amount of a participant's compensation at the time the participant reaches age 62 and has accrued 24 years of TVA service.

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

The TVA Sponsored 401(k) Plan.  Members of the TVA Retirement System, including the Named Executive Officers, may elect to participate in the TVA Retirement System's 401(k) plan on a before-tax, after-tax and/or Roth basis.  For OBS members, TVA provides a matching contribution of $0.25 on every dollar contributed on a before-tax, after-tax and/or Roth basis, up to 1.5 percent of the participant's annual salary. For CBBS members, TVA provides a matching contribution of $0.75 on every dollar contributed on a before-tax, after-tax and/or Roth basis, up to 4.5 percent of the participant's annual salary.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2013 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the Named Executive Officers in 2013 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)		Aggregate Earnings in Last FY(1) ($)	Aggregate Withdrawals/ Distributions ($)		Aggregate Balance at Last FYE (2) ($)
Tom Kilgore	$0	$300,000	(3)	$57,689	$4,843,725	(4)	$0
William D. Johnson	$0	$300,000	(5)	$4,642	$—		$304,642	(6)
John M. Thomas, III	$0	$150,000	(7)	$6,142	$51,288		$310,318	(8)
Preston D. Swafford	$0	$100,000	(9)	$20,816	$127,513		$962,373	(10)
Ralph E. Rodgers	$0	$130,000	(11)	$36,184	$62,637		$661,980	(12)
Michael D. Skaggs	$0	$150,000	(13)	$186,906	$0		$3,250,369	(14)

Notes

(1)	Includes vested and unvested earnings. Because none of the amounts is above market earnings under SEC rules, none of these amounts is included in the Summary Compensation Table.

(2)	Includes vested and unvested contributions and earnings.
(3)   Represents an unvested annual credit in the amount of $300,000 provided under a LTDCP agreement with Mr. Kilgore. This contribution was forfeited as Mr. Kilgore retired prior to the credit vesting on December 1, 2013.
(4) This number represents the lump-sum distribution Mr. Kilgore received upon termination. This amount includes all deferred amounts contributed by Mr. Kilgore and reported in prior summary compensation tables throughout his career. This amount excludes the $300,000 credit which was forfeited because Mr. Kilgore retired prior to the credit vesting.

(5)	Represents a credit of $300,000 which vested on September 30, 2013 (reported in the "All Other Compensation" column in the Summary Compensation Table).

(6)	Includes a total of $304,642 of contributions and earnings which were vested as of September 30, 2013.

(7)
Represents credits totaling $150,000, $100,000 of which vested on September 30, 2013, and $50,000 of which vests on April 30, 2014, provided under two separate LTDCP agreements with Mr. Thomas (reported in the "All Other Compensation" column in the Summary Compensation Table).

(8)
Includes a total of $310,318 of contributions and earnings, of which $50,000 was not vested as of September 30, 2013. A total of $200,000 was reported as compensation to Mr. Thomas in the Summary Compensation Tables in previous years.

(9)	Represents a credit of $100,000 which vested on September 30, 2013 (reported in the "All Other Compensation" column in the Summary Compensation Table).
(10) All contributions and earnings were vested as of September 30, 2013. A total of $640,001 was reported as compensation to Mr. Swafford in the Summary Compensation Tables in previous years.
(11) Represents credits totaling $130,000, $60,000 of which vests on April 30, 2014, and $70,000 of which vested on September 30, 2013, provided under two separate LTDCP agreements with Mr. Rodgers (reported in the "All Other compensation" column in the Summary Compensation Table).
(12) Includes a total of $661,980 of contributions and earnings, of which $60,000 was not vested as of September 30, 2013. A total of $130,000 was reported as compensation to Mr. Rodgers in the Summary Compensation Table in the prior year.
(13) Represents credits totaling $150,000, $100,000 of which vests on September 30, 2014, and $50,000 of which vests on December 31, 2016, provided under two separate LTDCP agreements with Mr. Skaggs (reported in the "All Other Compensation" column in the Summary Compensation Table).
(14) Includes a total $3,250,369 of contributions and earnings, of which $450,000 was not vested as of September 30, 2013.

TVA normally allows participants in the EAIP, ELTIP and LTDCP to defer all or a portion of the compensation earned under those plans and eligible for deferral under plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more of several notional investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues.  Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Participants in the EAIP and ELTIP, including the Named Executive Officers, were not allowed to elect to defer any portion of their awards received under the plans for 2013 because not all of the conditions regarding performance based deferrals under applicable IRS regulations were met.

Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability

The tables below show certain potential payments that would have been made to each Named Executive Officer if his employment had been terminated on September 30, 2013, under various scenarios.  All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

William D. Johnson	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$0		$1,900,000		$0	$0
LTDCP	$0		$304,642		$0	$304,642
SERP	$0	(2)	$0	(2)	$0	$2,051,329	(3)
Deferred Compensation	$0		$0		$0	$0
Total Value of Potential Payments	$0		$2,204,642		$0	$2,355,971
Notes
(1)  In October 2012, TVA entered into an arrangement with Mr. Johnson that provides a lump-sum payment equal to one year's annual salary and one year's executive annual incentive based on 100 percent target payout in the event TVA terminates his employment without cause. For purposes of this provision, termination without cause includes constructive termination which will be deemed to occur if Mr. Johnson terminates his employment because he is asked to take a new position with TVA with a material reduction in level of authority, duties, compensation, and benefits. This provision will not apply, and no lump-sum payment will be made, in the event Mr. Johnson voluntarily terminates his employment, voluntarily retires, or his employment is terminated “for cause” as defined in the agreement.
(2)  The five year vesting requirement has not been met.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.

John M. Thomas, III	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$0		$0		$0	$0
LTDCP	$0		$310,318		$0	$310,318
SERP	$1,066,258	(2)	$1,066,258	(2)	$0	$1,066,258	(3)
Deferred Compensation	$0		$0		$0	$0
Total Value of Potential Payments	$1,066,258		$1,376,576		$0	$1,376,576
Notes
(1)  Mr. Thomas does not have a severance agreement with TVA.
(2)  Represents the present value of the accumulated benefit. Actual benefit would be paid in five annual installments beginning at age 55.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit

Preston D. Swafford	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$0		$0		$0	$0
LTDCP	$0		$366,756		$0	$366,756
SERP	$2,048,909	(2)	$2,048,909	(2)	$0	$2,048,909	(3)
Deferred Compensation(4)	$595,617		$595,617		$595,617	$595,617
Total Value of Potential Payments	$2,644,526		$3,011,282		$595,617	$3,011,282
Notes
(1)  Mr. Swafford does not have a severance agreement with TVA.
(2)  Represents the present value of the accumulated benefit. Actual benefit would be paid in five annual installments beginning at age 55.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.
(4)  Amounts that Mr. Swafford earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Ralph E. Rodgers	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$0		$0		$0	$0
LTDCP	$0		$207,340		$0	$207,340
SERP	$3,083,172	(2)	$3,083,172	(2)	$0	$3,083,172	(3)
Deferred Compensation(4)	$454,640		$454,640		$454,640	$454,640
Total Value of Potential Payments	$3,537,812		$3,745,152		$454,640	$3,745,152
Notes
(1) Mr. Rodgers does not have a severance agreement with TVA.
(2) Represents the present value of the accumulated benefit.  Actual benefit would be paid in five annual installments upon separation from service.
(3) Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.
(4) Amounts that Mr. Rodgers earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Michael D. Skaggs	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$0		$0		$0	$0
LTDCP	$0		$544,611		$0	$544,611
SERP	$1,872,208	(2)	$1,872,208	(2)	$0	$1,872,208	(3)
Deferred Compensation(4)	$2,705,757		$2,705,757		$2,705,757	$2,705,757
Total Value of Potential Payments	$4,577,965		$5,122,576		$2,705,757	$5,122,576
Notes
(1)  Mr. Skaggs does not have a severance agreement with TVA.
(2)  Represents the present value of the accumulated benefit. Actual benefit would be paid in ten annual installments upon separation from service.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary would receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.
(4)  Amounts that Mr. Skaggs earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Post-Retirement Benefits and Payments for Mr. Kilgore

Tom Kilgore(1)	Benefit Payments and Deferred Compensation Distributions Upon Retirement During 2013		Benefit Payments and Other Payments After September 30, 2013
Severance Payment	$0		$0
Potential Payment	$0		$350,000	(2)
SERP	$877,310	(3)	$3,287,676	(4)
Deferred Compensation	$4,536,892	(5)	$0
Total Value	$5,414,202		$3,637,676
Notes
(1) Mr. Kilgore retired from TVA on January 1, 2013.
(2) Represents the remaining amount (one-half) of the annual incentive award earned in 2012 to be paid at the time Watts Bar Unit 2 begins commercial operation provided the final cost of the project is $4.4 billion or less and commercial operation is achieved on or before December 31, 2015.
(3) Represents the first SERP benefit installment (one of five) paid immediately following retirement in 2013.
(4) Represents the present value of the accumulated benefit, as of September 30, 2013, to be paid in four remaining annual installments.
(5) Amounts that Mr. Kilgore earned in past years but elected to defer, which were paid pursuant to elections he made in accordance with applicable IRS regulations.

Other Agreements

Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the Named Executive Officers.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the United States Government.  As discussed under Compensation Discussion and Analysis — Executive Compensation Program Components — Federal Salary Freeze, pursuant to federal legislation, a three-year freeze on these statutory pay adjustments to TVA director stipends applied to calendar years 2011, 2012 and 2013. Accordingly, as of September 30, 2013, the base stipend for TVA directors was and remains $48,900 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was and remains $50,000 per year; or (2) the director is the Chairman of the TVA Board, in which case the stipend was and remains $54,500 per year.  Directors are also reimbursed under federal law for travel, lodging and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and to the Chairman of the TVA Board as of November 15, 2013 are listed below:

TVA Board Annual Stipends
Name	Annual Stipend ($)

Marilyn A. Brown	$48,900
V. Lynn Evans	$48,900
Barbara S. Haskew	$50,000
Richard C. Howorth	$50,000
C. Peter Mahurin	$50,000
Neil G. McBride	$50,000
Michael R. McWherter	$48,900
Joe H. Ritch	$50,000
William B. Sansom	$54,500

The following table provides information on the compensation received by TVA’s directors during 2013.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation ($)	Total ($)
Marilyn A. Brown	$15,526	—	—	—	—	$569	$16,095
V. Lynn Evans	$34,607	—	—	—	—	$1,580	$36,187
Barbara S. Haskew	$50,191	—	—	—	—	$2,000	$52,191
Richard C. Howorth	$50,191	—	—	—	—	$2,500	$52,691
C. Peter Mahurin	$35,308	—	—	—	—	$323	$35,631
Neil G. McBride(2)	$50,191	—	—	—	—	$2,500	$52,691
Michael R. McWherter	$35,359	—	—	—	—	$320	$35,679
Joe H. Ritch	$35,323	—	—	—	—	$1,603	$36,926
William B. Sansom	$54,710	—	—	—	—	$2,180	$56,890

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
(2) Mr. McBride's term as a director expired in May 2013, but he is entitled to remain in office until the end of the current session of Congress or until a successor takes office.

The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVA Retirement System and do not participate in TVA's SERP.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System ("FERS").  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan ("TSP").  As members of FERS, each director is required to make a mandatory small percentage contribution of his or her stipend to the Basic Benefit Plan in the amount of 0.8 percent for those directors appointed prior to January 1, 2013, and 3.1 percent for those directors appointed on or after January 1, 2013.

The FERS Basic Benefit Plan is a qualified defined benefit plan that provides a retirement benefit based on a final average pay formula that includes age, highest average salary during any three consecutive years of service, and years of creditable service.  A director must have at least five years of creditable service to be eligible to receive retirement benefits.  Directors are eligible for immediate, unreduced retirement benefits once (1) they reach age 62 and have five years of FERS creditable service, (2) they reach age 60 and have 20 years of FERS creditable service, or (3) they attain the minimum retirement age and accumulate the specified years of service as set forth in the FERS regulations.  Generally, benefits are calculated by multiplying 1.0 percent of the highest average salary during any three consecutive years of service by the number of years of creditable service.  Directors who retire at age 62 or later with at least 20 years of FERS creditable service receive an enhanced benefit (a factor of 1.1 percent is used rather than 1.0 percent).

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

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following three directors: Barbara S. Haskew, Chairwoman, V. Lynn Evans and C. Peter Mahurin.

No executive officer of TVA serves on the board of an entity that has an executive officer serving as a director of TVA.

Compensation Committee Report

The People and Performance Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Committee recommended to the TVA Board that the Compensation Discussion and Analysis be included in this Annual Report.

PEOPLE AND PERFORMANCE COMMITTEE

Barbara S. Haskew, Chair
V. Lynn Evans
C. Peter Mahurin

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

5. Any action taken or interest held that creates, or may reasonably be perceived as creating, a conflict of interest restricted by this additional policy applicable to TVA Directors and the Chief Executive Officer should immediately be disclosed to the Chairman of Board of Directors and the Chairman of the Audit, Governance, and Ethics Committee [now the Audit, Risk, and Regulation Committee].  The Audit, Governance, and Ethics Committee [now the Audit, Risk, and Regulation Committee] shall be responsible for initially reviewing all such disclosures and making recommendations to the entire Board on what action, if any, should be taken.  The entire Board, without the vote of any Director(s) involved, shall determine the appropriate action to be taken.

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

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2013. This credit facility matures on September 30, 2014 and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 12 — Debt Outstanding — Credit Facility Agreements.

In addition, TVA makes payments to the U.S. Treasury in repayment of and as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  Under the TVA Act, TVA is required to repay $1.0 billion of the Power Program Appropriation Investment, and $10 million of this amount remained unpaid as of September 30, 2013.  Once TVA repays this $10 million, there will still be an outstanding balance on the Power Program Appropriation Investment, and TVA is obligated under the TVA Act to pay the U.S. Treasury a return on this remaining balance indefinitely.  See Note 16 — Appropriation Investment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for the audit and audit-related services for the years ended September 30, 2013 and 2012.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	All Other Fees	Total
2013	Ernst & Young LLP	$2,492,101	$—	—	$2,492,101
2012	Ernst & Young LLP	$2,442,327	$—	—	$2,442,327

Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; audit of TVA's special purpose financial statements for the preparation and audit of the 2013 and 2012 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters.

The TVA Board has an Audit, Risk, and Regulation Committee.  Under the TVA Act, the Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA’s Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA’s external auditor for the 2012 and 2013 audits and other related services, and the TVA Board approved these recommendations.

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

The Audit, Risk, and Regulation Committee pre-approved all audit services for 2012 and 2013.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      The following documents have been filed as part of this Annual Report:

(1)	Consolidated Financial Statements. The following documents are provided in Item 8, Financial Statements and
Supplementary Data herein:

Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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

Schedule II — Valuation and Qualifying Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2013
Allowance for doubtful accounts
Receivables	$7	$—	$(6)	$1
Loans	12	—	(2)	10

Total allowances deducted from assets	$19	$—	$(8)	$11
For the year ended September 30, 2012
Allowance for doubtful accounts
Receivables	$1	$6	$—	$7
Loans	11	1	—	12

Total allowances deducted from assets	$12	$7	$—	$19
For the year ended September 30, 2011
Allowance for doubtful accounts
Receivables	$2	$—	$(1)	$1
Loans	13	—	(2)	11

Total allowances deducted from assets	$15	$—	$(3)	$12

(3)        List of Exhibits

Exhibit No.	Description
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

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, Among TVA, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, The Royal Bank of Scotland plc, UBS AG, Stamford Branch, Mizuho Corporate Bank, Ltd., Wells Fargo Bank, National Association, The Bank of Nova Scotia, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.4
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

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

10.16
Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.17
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.18
Termination Agreement Dated as of August 9, 2013, Between Seven States Power Corporation and TVA, Terminating Joint Ownership Agreement Dated as of April 30, 2008, and Amended as of September 2, 2008, September 30, 2008, April 17, 2009, April 22, 2010, and April 18, 2013

10.19
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.20
First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.21
Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.22
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.23
Termination Agreement Dated as of August 9, 2013, Between TVA and Seven States Southaven, LLC, Terminating Lease Agreement Dated as of September 30, 2008, and Amended as of April 17, 2009, April 22, 2010, and April 18, 2013

10.24
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.25
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.27*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.28*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.31
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.32
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.33*	Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC

10.34	Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA

10.35	Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC

10.36*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.37*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.38†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.39†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.41†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.42†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.43†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.44†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.45†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.46†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.47†	Offer Letter to Tom Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.48†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.49†
First Deferral Agreement Between TVA and Tom Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.50†
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.51†
First Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009  (Incorporated by reference to Exhibit 10.7 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.52†
Second Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.53†
Third Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.54†
Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.55†
First Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.56†
Second Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010 (Incorporated by reference to Exhibit 10.4 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.57†
Third Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 12, 2011 (Incorporated by reference to Exhibit 10.51 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.58†
First Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of August 16, 2011 (Incorporated by reference to Exhibit 10.52 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.59†
Second Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of December 20, 2011 (Incorporated by reference to Exhibit 10.53 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.60†
Third Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of April 23, 2013 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.61†	First Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010

10.62†	Second Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS**	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	November 15, 2013		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Johnson	President and Chief Executive Officer	November 15, 2013
William D. Johnson	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 15, 2013
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 15, 2013
Diane Wear	(Principal Accounting Officer)

/s/ William B. Sansom	Chairman	November 15, 2013
William B. Sansom

/s/ Marilyn A. Brown	Director	November 15, 2013
Marilyn A. Brown

/s/ V. Lynn Evans	Director	November 15, 2013
V. Lynn Evans

/s/ Barbara S. Haskew	Director	November 15, 2013
Barbara S. Haskew

/s/ Richard C. Howorth	Director	November 15, 2013
Richard C. Howorth

/s/ C. Peter Mahurin	Director	November 15, 2013
C. Peter Mahurin

/s/ Neil G. McBride	Director	November 15, 2013
Neil G. McBride

/s/ Michael R. McWherter	Director	November 15, 2013
Michael R. McWherter

/s/ Joe H. Ritch	Director	November 15, 2013
Joe H. Ritch

EXHIBIT INDEX

Exhibit No.	Description
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

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, Among TVA, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, The Royal Bank of Scotland plc, UBS AG, Stamford Branch, Mizuho Corporate Bank, Ltd., Wells Fargo Bank, National Association, The Bank of Nova Scotia, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.4
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

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

10.16
Supplement No. 4 Dated as of April 22, 2010, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.17
Supplement No. 5 Dated as of April 18, 2013, to the Joint Ownership Agreement Dated as of April 30, 2008, Between Seven States Power Corporation and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.18
Termination Agreement Dated as of August 9, 2013, Between Seven States Power Corporation and TVA, Terminating Joint Ownership Agreement Dated as of April 30, 2008, and Amended as of September 2, 2008, September 30, 2008, April 17, 2009, April 22, 2010, and April 18, 2013

10.19
Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2008, File No. 000-52313)

10.20
First Amendment Dated as of April 17, 2009, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.17 to TVA's Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.21
Second Amendment Dated as of April 22, 2010, to Lease Agreement Dated September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.22
Third Amendment Dated as of April 18, 2013, to Lease Agreement Dated as of September 30, 2008, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on April 23, 2013, File No. 000-52313)

10.23
Termination Agreement Dated as of August 9, 2013, Between TVA and Seven States Southaven, LLC, Terminating Lease Agreement Dated as of September 30, 2008, and Amended as of April 17, 2009, April 22, 2010, and April 18, 2013

10.24
Amended and Restated Buy-Back Arrangements Dated as of April 22, 2010, Among TVA, JPMorgan Chase Bank, National Association, as Administrative Agent and a Lender, and the Other Lenders Referred to Therein (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.25
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.26*
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.27*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.28*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.29*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.30
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.31
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.32
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.33*	Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC

10.34	Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA

10.35	Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC

10.36*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.37*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.38†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.39†	TVA Vehicle Allowance Guidelines, Effective April 1, 2006 (Incorporated by reference to Exhibit 10.18 to TVA's Annual Report on Form 10-K for the year ended September 30, 2007, File No. 000-52313)

10.40†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.41†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.42†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.43†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.44†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.45†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.46†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.47†	Offer Letter to Tom Kilgore Accepted as of January 19, 2005 (Incorporated by reference to Exhibit 10.19 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.48†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.49†
First Deferral Agreement Between TVA and Tom Kilgore Dated as of March 29, 2005 (Incorporated by reference to Exhibit 10.24 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.50†
Second Deferral Agreement  Between TVA and Tom Kilgore Dated as of November 24, 2009  (Incorporated by reference to Exhibit 10.39 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.51†
First Deferral Agreement Between TVA and John M. Thomas, III, Dated as of December 4, 2009  (Incorporated by reference to Exhibit 10.7 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 000-52313)

10.52†
Second Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.53†
Third Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.54†
Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.55†
First Deferral Agreement Between TVA and Preston D. Swafford Dated as of May 10, 2006 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2009, File No. 000-52313)

10.56†
Second Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 23, 2010 (Incorporated by reference to Exhibit 10.4 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, File No. 000-52313)

10.57†
Third Deferral Agreement Between TVA and Preston D. Swafford Dated as of December 12, 2011 (Incorporated by reference to Exhibit 10.51 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.58†
First Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of August 16, 2011 (Incorporated by reference to Exhibit 10.52 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.59†
Second Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of December 20, 2011 (Incorporated by reference to Exhibit 10.53 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.60†
Third Deferral Agreement Between TVA and Ralph E. Rodgers Dated as of April 23, 2013 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.61†	First Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010

10.62†	Second Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013

14	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS**	TVA XBRL Instance Document

101.SCH **	TVA XBRL Taxonomy Extension Schema

101.CAL **	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB **	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE **	TVA XBRL Taxonomy Extension Presentation Linkbase

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