Form 10-Q
period 2013-12-31
Tennessee Valley Authority
filed 2014-02-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	41
Executive Overview...............................................................................................................................................................	41
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	45
Key Initiatives and Challenges..............................................................................................................................................	49
Environmental Matters..........................................................................................................................................................	51
Legal Proceedings................................................................................................................................................................	52
Legislative and Regulatory Matters.......................................................................................................................................	52
Off-Balance Sheet Arrangements.........................................................................................................................................	52
Critical Accounting Policies and Estimates...........................................................................................................................	52
New Accounting Standards and Interpretations....................................................................................................................	53
Corporate Governance..........................................................................................................................................................	53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	53

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	53
Disclosure Controls and Procedures......................................................................................................................................	53
Changes in Internal Control over Financial Reporting............................................................................................................	53

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	54

ITEM 1A. RISK FACTORS...........................................................................................................................................................	54

ITEM 5. OTHER INFORMATION..............................................................................................................................................	54

ITEM 6. EXHIBITS.......................................................................................................................................................................	55

SIGNATURES...............................................................................................................................................................................	56

EXHIBIT INDEX............................................................................................................................................................................	57

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter

QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco, LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Water Quality, Oil, and Gas Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, ownership, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Nuclear Plant ("Watts Bar") Unit 2 and preserving Bellefonte Nuclear Plant ("Bellefonte") Unit 1 for possible completion, or cause TVA to forego future construction at these or other facilities;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•
Costs and liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, or fines or penalties associated with events such as the Kingston Fossil Plant ("Kingston") ash spill;

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Annual Report”) and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for management to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2014, 2013, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available on TVA's web site, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  TVA's SEC reports are also available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended December 31
(in millions)

	2013	2012
Operating revenues
Sales of electricity	$2,350	$2,549
Other revenue	32	30
Total operating revenues	2,382	2,579
Operating expenses
Fuel	543	794
Purchased power	251	245
Operating and maintenance	807	919
Depreciation and amortization	441	428
Tax equivalents	122	137
Total operating expenses	2,164	2,523
Operating income	218	56
Other income (expense), net	14	15
Interest expense
Interest expense	339	355
Allowance for funds used during construction and nuclear fuel expenditures	(40)	(39)
Net interest expense	299	316
Net income (loss)	$(67)	$(245)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three months ended December 31
(in millions)

	2013	2012

Net income (loss)	$(67)	$(245)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	20	33
Reclassification to earnings from cash flow hedges	(22)	(5)
Total other comprehensive income (loss)	$(2)	$28
Total comprehensive income (loss)	$(69)	$(217)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2013	September 30, 2013
Current assets	(Unaudited)
Cash and cash equivalents	$691	$1,602
Restricted cash and investments	74	33
Accounts receivable, net	1,400	1,567
Inventories, net	1,153	1,091
Regulatory assets	562	561
Other current assets	52	52
Total current assets	3,932	4,906

Property, plant, and equipment
Completed plant	47,366	47,073
Less accumulated depreciation	(23,493)	(23,157)
Net completed plant	23,873	23,916
Construction in progress	4,914	4,704
Nuclear fuel	1,369	1,256
Capital leases	64	47
Total property, plant, and equipment, net	30,220	29,923

Investment funds	1,793	1,701

Regulatory and other long-term assets
Regulatory assets	8,660	9,131
Other long-term assets	427	445
Total regulatory and other long-term assets	9,087	9,576

Total assets	$45,032	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2013	September 30, 2013
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,433	$1,627
Environmental cleanup costs - Kingston ash spill	113	102
Accrued interest	337	378
Current portion of leaseback obligations	69	69
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	174	212
Short-term debt, net	1,825	2,432
Current maturities of power bonds	355	32
Current maturities of long-term debt of variable interest entities	30	30
Total current liabilities	4,436	4,982

Other liabilities
Post-retirement and post-employment benefit obligations	5,371	5,348
Asset retirement obligations	3,500	3,472
Other long-term liabilities	1,720	1,861
Leaseback obligations	691	692
Energy prepayment obligations	385	410
Environmental cleanup costs - Kingston ash spill	34	67
Regulatory liabilities	1	1
Total other liabilities	11,702	11,851

Long-term debt, net
Long-term power bonds, net	22,009	22,315
Long-term debt of variable interest entities	1,311	1,311
Total long-term debt, net	23,320	23,626

Total liabilities	39,458	40,459

Proprietary capital
Power program appropriation investment	266	268
Power program retained earnings	4,700	4,767
Total power program proprietary capital	4,966	5,035
Nonpower programs appropriation investment, net	607	609
Accumulated other comprehensive income (loss)	1	3
Total proprietary capital	5,574	5,647

Total liabilities and proprietary capital	$45,032	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the three months ended December 31
 (in millions)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(67)	$(245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	452	438
Amortization of nuclear fuel cost	71	51
Non-cash retirement benefit expense	145	152
Prepayment credits applied to revenue	(25)	(26)
Fuel cost adjustment deferral	(55)	53
Fuel cost tax equivalents	(7)	3
Environmental cleanup costs – Kingston ash spill – non cash	17	18
Changes in current assets and liabilities
Accounts receivable, net	164	237
Inventories and other, net	(44)	18
Accounts payable and accrued liabilities	(182)	(390)
Accrued interest	(41)	(8)
Regulatory assets costs	(33)	(5)
Environmental cleanup costs – Kingston ash spill, net	(22)	(25)
Insurance recoveries	150	—
Other, net	(15)	(14)
Net cash provided by operating activities	508	257
Cash flows from investing activities
Construction expenditures	(560)	(576)
Nuclear fuel expenditures	(242)	(74)
Loans and other receivables
Advances	—	(4)
Repayments	2	2
Net cash used in investing activities	(800)	(652)
Cash flows from financing activities
Long-term debt
Issues of power bonds	—	975
Redemptions and repurchases of power bonds	(7)	(11)
Short-term debt issues (redemptions), net	(607)	(507)
Payments on leases and leasebacks	(2)	(6)
Financing costs, net	—	(5)
Payments to U.S. Treasury	(4)	(6)
Other, net	1	(1)
Net cash (used) provided by financing activities	(619)	439
Net change in cash and cash equivalents	(911)	44
Cash and cash equivalents at beginning of period	1,602	868
Cash and cash equivalents at end of period	$691	$912
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended December 31, 2013, and 2012
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(242)	(3)	—	(245)
Total other comprehensive income (loss)	—	—	—	28	28
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at December 31, 2012 (unaudited)	$283	$4,249	$617	$(46)	$5,103

Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	(65)	(2)	—	(67)
Total other comprehensive income (loss)	—	—	—	(2)	(2)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(3)	—	—	—	(3)
Balance at December 31, 2013 (unaudited)	$265	$4,701	$607	$1	$5,574
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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2014, 2013, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of future recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2013, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2013 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the interim financial statements.

The accompanying consolidated interim financial statements include the accounts of TVA and three variable interest entities ("VIEs"), of which TVA is the primary beneficiary. See Note 8. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the Statement of Cash Flows for the three months ended December 31, 2012 in the Cash flows from operating activities section as $(5) million previously reported as Other, net for the three months ended December 31, 2012, was reclassified as Regulatory assets costs.

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

The allowance for uncollectible accounts was $1 million at both December 31, 2013 and September 30, 2013 for accounts receivable. Additionally, loans receivable of $79 million and $73 million at December 31, 2013 and September 30, 2013, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $10 million.

Depreciation

Depreciation expense was $368 million and $356 million for the three months ended December 31, 2013, and 2012, respectively.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $175 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At December 31, 2013, TVA had paid out approximately $106 million for this program and the obligation recorded was $6 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards became effective for TVA on October 1, 2013.

Balance Sheet. In December 2011, FASB issued guidance that requires additional disclosures relating to the rights of offset or other netting arrangements of assets and liabilities that are presented on a net or gross basis in the consolidated balance sheets. In January 2013, FASB issued additional guidance to limit the scope of the new offsetting disclosure requirements to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  The guidance requires the disclosure of the gross amounts subject to offset, actual amounts offset in accordance with GAAP, and the related net exposure. These changes became effective for TVA on October 1, 2013, and have been applied on a retrospective basis. This guidance relates solely to enhanced disclosures in the notes to the consolidated financial statements and does not have an impact on TVA's financial condition, results of operations, or cash flows.

Comprehensive Income. In February 2013, FASB issued guidance that requires public reporting companies under the Securities Act of 1933 to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single location. The guidance requires that companies present the effect of significant amounts reclassified from each component of accumulated other comprehensive income (loss) ("AOCI") based on its source and the income statement line items affected by the reclassification. This information may be disclosed either in a single note or parenthetically on the face of the financial statements. If a component is not required to be reclassified to net income in its entirety, companies must cross reference to the related footnote for additional information. These changes became effective for TVA on October 1, 2013, and have been applied on a prospective basis. TVA has chosen to disclose the required information in a single note. This guidance relates solely to enhanced disclosures and did not have an impact on TVA's financial condition, results of operations, or cash flows.

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. As of December 31, 2013, TVA had accrued $12 million related to estimated future severance payments.

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2013	At September 30, 2013
Power receivables	$1,310	$1,495
Other receivables	91	73
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,400	$1,567

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2013	At September 30, 2013
Materials and supplies inventory	$622	$620
Fuel inventory	553	494
Emission allowance inventory	16	14
Allowance for inventory obsolescence	(38)	(37)
Inventories, net	$1,153	$1,091

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2013	At September 30, 2013
EnergyRight® receivables	$118	$117
Unamortized debt issue cost of power bonds	74	75
Loans and other long-term receivables, net	79	73
Prepaid capacity payments	60	62
Currency swap asset, net	4	28
Coal contract derivative assets	—	1
Other	92	89
Other long-term assets	$427	$445

TVA guarantees repayment on certain loans receivable from customers of TVA's local power company customers ("LPCs") in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The transaction is accounted for as a financing arrangement. The long-term portion of the loans receivable and the financing obligation is shown in Other long-term assets and Other long-term liabilities, respectively, on TVA's consolidated balance sheets.  The current portion of the loans receivable and the associated financing obligation is shown in Accounts receivable, net and Accounts payable and accrued liabilities, respectively, on TVA's consolidated balance sheets.  At December 31, 2013, and September 30, 2013, the carrying amount of the loans receivable, net of discount, was approximately $151 million and $150 million, respectively. The carrying amount of the financing obligation was approximately $186 million at December 31, 2013 and September 30, 2013. See Note 10.

7.  Regulatory Assets and Liabilities

Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferrals of gains that will be credited to customers in future periods.  Components of regulatory assets and regulatory liabilities are summarized in the table below:

Regulatory Assets and Liabilities
	At December 31, 2013	At September 30, 2013
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	154	183
Environmental agreements	81	73
Environmental cleanup costs - Kingston ash spill	64	68
Fuel cost adjustment receivable	26	—
Total current regulatory assets	562	561

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,011	4,076
Unrealized losses on interest rate derivatives	669	808
Nuclear decommissioning costs	856	893
Environmental cleanup costs - Kingston ash spill	518	681
Non-nuclear decommissioning costs	570	571
Deferred nuclear generating units	1,411	1,438
Environmental agreements	164	189
Unrealized losses on commodity derivatives	133	139
Other non-current regulatory assets	328	336
Total non-current regulatory assets	8,660	9,131
Total regulatory assets	$9,222	$9,692

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$169	$176
Fuel cost adjustment liability	—	29
Unrealized gains on commodity derivatives	5	7
Total current regulatory liabilities	174	212

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	1	1
Total non-current regulatory liabilities	1	1
Total regulatory liabilities	$175	$213

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

Southaven

On August 9, 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation, LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco, LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests of SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses and cash flows of SHLLC are allocated.

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes (the “SHLLC notes”) and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each August 15 and February 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes. The sale of the SCCG notes, the membership interests in SCCG, and the SHLLC notes all closed on August 9, 2013. The SCCG notes are secured by TVA’s lease payments, and the SHLLC notes are secured by SHLLC’s investment in, and amounts receivable from, SCCG. TVA’s lease payments to SCCG are payable on the same dates as SCCG’s and SHLLC’s semi-annual debt service payments and are equal to the sum of (i) the amount of SCCG’s semi-annual debt service payments, (ii) the amount of SHLLC’s semi-annual debt service payments, and (iii) the amount of scheduled pre-determined payments to be made to Seven States Southaven, LLC on each lease payment date by SHLLC as agreed in SHLLC’s formation documents. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by SCCG and SHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

TVA participated in the design, business conduct, and financial support of SCCG and has determined that it has a direct variable interest in SCCG resulting from risk associated with the value of the Southaven CCF at the end of the lease term. Based on its analysis, TVA has determined that it is the primary beneficiary of SCCG and, as such, is required to account for the VIE on a consolidated basis.

John Sevier

On January 17, 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows are allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due on January 15, 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes all closed on January 17, 2012. The JSCCG notes are secured by TVA’s lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA’s lease payments to JSCCG are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

Due to its participation in the design, business conduct, and credit and financial support of JSCCG and Holdco, TVA has determined that it has a variable interest in both of these entities. Based on its analysis, TVA has concluded that it is the primary beneficiary of JSCCG and Holdco and, as such, is required to account for the VIEs on a consolidated basis. Holdco’s membership interests in JSCCG are eliminated in consolidation.

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of December 31, 2013 and September 30, 2013, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At December 31, 2013	At September 30, 2013
Current liabilities of VIE
Accrued interest of VIE	$28	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	30	30
Total current liabilities of VIE	60	44
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	38	38
Long-term debt of VIE, net
Long-term debt of VIE	1,311	1,311
Total liabilities of VIE	$1,409	$1,393

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

9.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and over five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010.  In November 2012, the Environmental Protection Agency ("EPA") and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program. TVA estimates that the physical cleanup work (final cleanup work and closure) will be completed in the spring of 2015.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.

Claims and Litigation

See Note 18 — Legal Proceedings — Legal Proceedings Related to the Kingston Ash Spill and Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities, with the remaining portion shown as a long-term liability on TVA's consolidated balance sheets.  Amounts spent since the event through December 31, 2013, totaled $978 million.  The remaining estimated liability at December 31, 2013, was $147 million.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining three excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA has successfully resolved two of these proceedings and is pursuing the third, which is scheduled to begin in June 2014. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $242 million, of which $150 million was received in the first quarter of 2014. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates. TVA has also received $11 million in interest related to certain insurance proceeds.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 18 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2013	At September 30, 2013
Interest rate swap liabilities	$1,060	$1,199
Environmental agreements liability	165	190
EnergyRight® purchase obligation	149	149
Membership interests of VIE subject to mandatory redemption	38	38
Coal contract derivative liabilities	44	35
Commodity swap derivative liabilities	29	36
Currency swap liabilities	12	15
Other	223	199
Total other long-term liabilities	$1,720	$1,861

TVA guarantees repayment on certain loans receivable from customers of TVA's LPCs in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. The transaction is accounted for as a financing arrangement. As of December 31, 2013 and September 30, 2013, the carrying amount of the financing obligation was approximately $186 million. As of December 31, 2013 and September 30, 2013, $37 million of this was current and included in Accounts payable and accrued liabilities. See Note 6.

11.  Asset Retirement Obligations

During the three months ended December 31, 2013, TVA's total ARO liability increased $42 million. The increase in the liability resulted from accretion. This was partially offset by ash area settlement projects that were conducted during the three months ended December 31, 2013. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $10 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2013	$2,399	$1,089	$3,488
Settlements (ash storage areas)	—	(4)	(4)
Accretion (recorded as regulatory asset)	33	13	46
Balance at December 31, 2013	$2,432	$1,098	$3,530	(1)

Note
(1) The current portion of ARO in the amount of $30 million is included in Accounts payable and accrued liabilities at December 31, 2013.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2013, and September 30, 2013, consisted of the following:

Debt Outstanding
	At December 31, 2013	At September 30, 2013
Short-term debt
Short-term debt, net	$1,825	$2,432
Current maturities of long-term debt of variable interest entities	30	30
Current maturities of power bonds	355	32
Total current debt outstanding, net	2,210	2,494
Long-term debt
Long-term debt of variable interest entities	1,311	1,311
Long-term power bonds(1)	22,092	22,400
Unamortized discounts, premiums and other	(83)	(85)
Total long-term debt, net	23,320	23,626
Total outstanding debt	$25,530	$26,120

Notes
(1) Includes net exchange losses from currency transactions of $65 million at December 31, 2013 and $43 million at September 30, 2013.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2013, to December 31, 2013.

Debt Securities Activity
	Date	Amount	Interest Rate

Redemptions/Maturities(1)
electronotes®	First Quarter 2014	$4	3.56%
2009 Series A	November 2013	2	2.25%
2009 Series B	December 2013	1	3.77%
Total redemptions/maturities		$7
Notes
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2013, The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $500 million credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At
December 31, 2013, and September 30, 2013, there were approximately $800 million of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At December 31, 2013, and September 30, 2013, the outstanding leaseback obligations were $760 million and $761 million, respectively.

13.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income. TVA then reclassifies an amount out of accumulated other comprehensive income into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2013, TVA reclassified $22 million of gains related to its cash flow hedges from AOCI to Interest expense. See Note 14.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7, Note 14 — Overview of Accounting Treatment, Note 15 — Fair Value Measurements Using Significant Unobservable Inputs, and Note 17.

14.  Risk Management Activities and Derivative Transactions

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive.

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1)
			Amount of Mark-to-Market(1) Gain (Loss) Recognized in Other Comprehensive Income (Loss)(2) Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2013	2012
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Cumulative unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by cumulative gains and losses on the hedged transaction	$20	$33
Notes
(1) Mark-to-Market ("MtM")
(2) Other Comprehensive Income (Loss) ("OCI")

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2)
	Amount of Gain (Loss) Reclassified from OCI to Interest Expense Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2013	2012
Currency swaps	$22	$5

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $51 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment
			Amount of Gain (Loss) Recognized in Income on Derivatives Three Months Ended December 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2013	2012
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(20)	(45)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2013, and 2012.

Mark-to-Market Values of TVA Derivatives
	At December 31, 2013		At September 30, 2013
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(12)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	62	Other long-term assets	51	Other long-term assets
£150 million Sterling	16	Other long-term assets	10	Other long-term assets

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(789)	Other long-term liabilities	(886)	Other long-term liabilities
$476 million notional	(259)	Other long-term liabilities	(300)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(13)	Other long-term liabilities
Commodity contract derivatives	(146)	Other current assets $4; Other long-term liabilities $(44); Accounts payable and accrued liabilities $(106)	(141)	Other long-term assets $1; Other current assets $2; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(109)
Derivatives under FTP(1)	(132)	Other current assets $(82); Other long-term liabilities $(29); Accounts payable and accrued liabilities $(21)	(166)	Other current assets $(97); Other long-term liabilities $(36); Accounts payable and accrued liabilities $(33)

Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $83 million and $100 million at December 31, 2013 and September 30, 2013, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants and cash deposits have been posted to the margin cash accounts held with each FCM to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2013:

Currency Swaps Outstanding At December 31, 2013
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
1999	£200 million	2021	5.81%
2001	£250 million	2032	6.59%
2003	£150 million	2043	4.96%

When the dollar strengthens against the British pound sterling, the transaction gain on the Bond liability is offset by a currency exchange loss on the swap contract.  Conversely, when the dollar weakens against the British pound sterling, the transaction loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in AOCI.  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense.

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

For the three months ended December 31, 2013 and 2012, the changes in market value of the interest rate swaps resulted in deferred unrealized gains of $138 million and $114 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the market values as regulatory assets or liabilities on a gross basis. At December 31, 2013, TVA's coal and natural gas contract derivatives had terms of up to four years and up to one year, respectively.

Commodity Contract Derivatives
	At December 31, 2013			At September 30, 2013
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	18	41 million tons	$(145)	19	43 million tons	$(140)
Natural gas contract derivatives	8	23 million mmBtu	$(1)	13	39 million mmBtu	$(1)

Derivatives Under FTP. TVA has an FTP under which it may purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At December 31, 2013 and September 30, 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At December 31, 2013 and September 30, 2013, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at December 31, 2013, and swap contracts under the FTP had remaining terms of four years or less.

Derivatives Under Financial Trading Program
	At December 31, 2013		At September 30, 2013
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	142,767,500	(134)	152,922,500	(169)
Option contracts	—	—	—	—
Natural gas financial positions	142,767,500	$(134)	152,922,500	$(169)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	—	2	1,205,000	3
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	—	$2	1,205,000	$3

Note
Fair value amounts presented are based on net commodity position with the FCM or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(3) million at December 31, 2013, and $(8) million at September 30, 2013. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At December 31, 2013	At September 30, 2013

Natural gas	$(134)	$(169)
Fuel oil/crude oil	2	3

Financial Trading Program Realized Gains (Losses)

	For the Three Months Ended December 31
Decrease (increase) in fuel expense	2013	2012

Natural gas	$(15)	$(28)
Fuel oil/crude oil	1	2
Coal	—	(1)

Financial Trading Program Realized Gains (Losses)

	For the Three Months Ended December 31
Decrease (increase) in purchased power expense	2013	2012

Natural gas	$(6)	$(19)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets as of December 31, 2013, and September 30, 2013, are shown in the table below.

	As of December 31, 2013
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$78	$(74)	$4
Commodity derivatives under FTP	70	(69)	1
Total derivatives subject to master netting or similar arrangement	148	(143)	5
Total derivatives not subject to master netting or similar arrangement	4	—	4

Total	$152	$(143)	$9

Liabilities
Currency swaps (3)	$(12)	$—	$(12)
Interest rate swaps (3)	(1,060)	—	(1,060)
Commodity derivatives under FTP	(202)	152	(50)
Total derivatives subject to master netting or similar arrangement	(1,274)	152	(1,122)
Total derivatives not subject to master netting or similar arrangement	(150)	—	(150)

Total	$(1,424)	$152	$(1,272)

	As of September 30, 2013
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$61	$(33)	$28
Commodity derivatives under FTP	101	(98)	3
Total derivatives subject to master netting or similar arrangement	162	(131)	31
Total derivatives not subject to master netting or similar arrangement	3	—	3

Total	$165	$(131)	$34

Liabilities
Currency swaps (3)	$(15)	$—	$(15)
Interest rate swaps (3)	(1,199)	—	(1,199)
Commodity derivatives under FTP	(267)	198	(69)
Total derivatives subject to master netting or similar arrangement	(1,481)	198	(1,283)
Total derivatives not subject to master netting or similar arrangement	(144)	—	(144)

Total	$(1,625)	$198	$(1,427)
Notes
(1) Amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions.
(2) There are no derivative contracts subject to a master netting arrangement or similar agreement which are not offset in the balance sheets.
(3) Letters of credit of approximately $800 million were posted as collateral at December 31, 2013 and September 30, 2013, to partially secure the liability positions of the currency swap and a certain interest rate swap in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 15 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At December 31, 2013, and September 30, 2013, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2013, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.1 billion.  TVA's collateral obligations at December 31, 2013, under these arrangements were approximately $800 million, for which TVA had posted approximately $800 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's Financial Services, LLC ("S&P") or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million; and

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three LPCs that represented 23 percent of total outstanding accounts receivable at December 31, 2013, and 26 percent of total outstanding accounts receivable at September 30, 2013.

The United States Enrichment Corporation (“USEC”), a subsidiary of the parent company, USEC, Inc. was TVA’s largest directly served customer in 2013. On May 24, 2013, USEC announced the cessation of enrichment activities at its Paducah, Kentucky site. TVA and USEC have subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. On December 16, 2013, USEC, Inc. announced that it had reached an agreement with a majority of the holders of its outstanding convertible senior notes on the terms of a financial restructuring plan. In order to implement the terms of the agreement, USEC, Inc. expects to file a prearranged voluntary Chapter 11 petition for relief in the United States Bankruptcy Court for the District of Delaware in the first quarter of CY 2014. It is anticipated that USEC will not be included as a debtor in the Chapter 11 filing for the parent company.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At December 31, 2013, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher. At December 31, 2013, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa1 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2013.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

While USEC is a TVA supplier of enrichment services for uranium for fueling TVA's nuclear units, TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks, and also expects to be able to procure material at reasonable rates in the market for nuclear fuel.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or accumulated other comprehensive loss on TVA's Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss). Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At December 31, 2013, Investment funds were composed of $1.8 billion of securities classified as trading and measured at fair value and $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The NDT and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance, and the ART is invested in a mix of investments generally designed to achieve a return in line with equity and fixed-income market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $141 million at December 31, 2013.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, and SERP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Level 2 valuations.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended December 31
	Financial Statement Presentation	2013	2012

SERP	Other income (expense)	$1	$—
NDT	Regulatory asset	30	13
ART	Regulatory asset	15	4

Currency and Interest Rate Swaps

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

See Note 14 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA's FTP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2011) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2013.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013, and September 30, 2013. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$169	$—	$—	$—	$169
Debt securities
U.S. government corporations and agencies	53	64	—	—	117
Corporate debt securities	—	314	—	—	314
Residential mortgage-backed securities	—	25	—	—	25
Commercial mortgage-backed securities	—	3	—	—	3
Collateralized debt obligations	—	8	—	—	8
Private partnerships	—	—	169	—	169
Commingled funds(2)
Equity security commingled funds	—	883	—	—	883
Debt security commingled funds	—	104	—	—	104
Total investments	222	1,401	169	—	1,792
Currency swaps	—	78	—	(74)	4
Commodity contract derivatives	—	—	4	—	4
Commodity derivatives under FTP
Swap contracts	—	70	—	(69)	1

Total	$222	$1,549	$173	$(143)	$1,801

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$12	$—	$—	$12
Interest rate swaps	—	1,060	—	—	1,060
Commodity contract derivatives	—	1	149	—	150
Commodity derivatives under FTP
Swap contracts	—	202	—	(152)	50

Total	$—	$1,275	$149	$(152)	$1,272

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.

Fair Value Measurements At September 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$151	$—	$—	$—	$151
Debt securities
U.S. government corporations and agencies	38	67	—	—	105
Corporate debt securities	—	255	—	—	255
Residential mortgage-backed securities	—	25	—	—	25
Commercial mortgage-backed securities	—	7	—	—	7
Collateralized debt obligations	—	10	—	—	10
Private partnerships	—	—	159	—	159
Commingled funds(2)
Equity security commingled funds	—	741	—	—	741
Debt security commingled funds	—	248	—	—	248
Total investments	189	1,353	159	—	1,701
Currency swaps	—	61	—	(33)	28
Commodity contract derivatives	—	—	3	—	3
Commodity derivatives under FTP
Swap contracts	—	101	—	(98)	3

Total	$189	$1,515	$162	$(131)	$1,735

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$15	$—	$—	$15
Interest rate swaps	—	1,199	—	—	1,199
Commodity contract derivatives	—	1	143	—	144
Commodity derivatives under FTP
Swap contracts	—	267	—	(198)	69

Total	$—	$1,482	$143	$(198)	$1,427

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty.
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended December 31
	Private Partnerships	Commodity Contract Derivatives
Balance at September 30, 2012	$53	$(267)
Purchases	12	—
Issuances	—	—
Sales	(1)	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	43
Balance at December 31, 2012	$66	$(224)

Balance at September 30, 2013	$159	$(140)
Purchases	8	—
Issuances	—	—
Sales	(2)	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	4	(5)
Balance at December 31, 2013	$169	$(145)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three months ended December 31, 2013. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 7.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$4	Discounted cash flow	Credit risk	18%	*

		Pricing model	Coal supply and demand	.9 - 1.0 billion tons/year
			Long-term market prices	$11.90 - $85.25/ton
Liabilities
Commodity contract derivatives	$149	Pricing model	Coal supply and demand	.9 - 1.0 billion tons/year
			Long-term market prices	$11.90 - $85.25/ton
* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at December 31, 2013, and September 30, 2013, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at December 31, 2013, and September 30, 2013, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2013		At September 30, 2013
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$151	$151	$150	$150

Loans and other long-term receivables, net	Level 2	$79	$71	$73	$67

EnergyRight® purchase obligation (including current portion)	Level 2	$186	$205	$186	$210

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$40	$50	$40	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,364	$22,983	$22,347	$24,603

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,341	$1,381	$1,341	$1,386

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

16.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended December 31
	2013	2012
External services	$5	$7
Interest income	6	6
Gains (losses) on investments	2	1
Miscellaneous	1	1
Total other income (expense), net	$14	$15

17.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits, such as workers' compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2013, and 2012, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Service cost	$35	$34	$5	$5
Interest cost	139	123	9	9
Expected return on plan assets	(108)	(109)	—	—
Amortization of prior service cost	(5)	(6)	(2)	(2)
Recognized net actuarial loss	69	90	3	7
Total net periodic benefit cost recognized	$130	$132	$15	$19

During the three months ended December 31, 2013, TVA did not make contributions to its qualified defined benefit pension plan. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $16 million and $15 million for other benefit costs during the three months ended December 31, 2013, and 2012, respectively.

18.  Contingencies and Legal Proceedings

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

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination.  At December 31, 2013, the present value of the estimated future decommissioning cost of $2.4 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 7 and Note 11.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost ARO was $1.1 billion at December 31, 2013.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 7 and Note 11.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  It is likely that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially apply to new emissions and sources.  Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental and safety laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

 TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $1.2 billion from 2014 to 2022.  There could be additional material costs if reductions of GHGs, including carbon dioxide, are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At December 31, 2013, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $16 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Balance Sheet.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2013, TVA had accrued approximately $282 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $282 million to $294 million.  Of the accrued amount, $165 million is included in Other long-term liabilities, $89 million is included in Accounts payable and accrued liabilities, and $28 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

Environmental Agreements. In April 2011, TVA entered into two substantively similar agreements, a Federal Facilities Compliance Agreement with the EPA and a consent decree with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children's Earth Foundation (collectively, the "Environmental Agreements"). They became effective in June 2011. Under the Environmental Agreements, TVA committed to (1) retire on a phased schedule 18 coal-fired units with a combined summer net dependable capability of 2,200 MW, (2) control, convert, or retire additional coal-fired units with a combined summer net dependable capability of 3,500 MW, (3) comply with annual, declining emission caps for sulfur dioxide ("SO2") and nitrogen oxides ("NOx"), (4) invest $290 million in certain TVA environmental projects, (5) provide $60 million to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects, and (6) pay civil penalties of $10 million. In exchange for these commitments, most existing and possible claims against TVA based on alleged New Source Review and associated violations were waived and cannot be brought against TVA. Some possible claims for sulfuric acid mist and GHG emissions can still be brought against TVA, and claims for increases in particulates can also be pursued at many of TVA’s coal-fired units. Additionally, the Environmental Agreements do not address compliance with new laws and regulations or the cost associated with such compliance.

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the December 31, 2013 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the December 31, 2013 Consolidated Balance Sheet and will be recovered in rates in future periods.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier Fossil Plant ("John Sevier") CAA permit is expected to be narrowed in scope.

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

A bench trial on the issue of dike failure causation in the seven earliest cases was held in September and October 2011 ("Phase I trial").  Plaintiffs in the 56 remaining cases have agreed to be bound by the Phase I trial record and decision.  In August 2012, the court issued its Phase I decision, finding that certain actions by TVA contributed to the ash spill.  On November 20, 2012, the court ordered the parties to participate in mediation within 120 days of the issuance of the order.  The court has extended the mediation period four times, and the mediation period is now scheduled to end on June 16, 2014. If the case is not resolved through mediation, the case will proceed to the damages phase ("Phase II") trial, during which the individual plaintiffs must prove both that they incurred damages and that the ash spill was the cause of the damages.  The date for the Phase II trial has not yet been set.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups, but no such suits have been filed.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has satisfied $10 million, and TDEC has approved environmental projects valued at $2 million as a credit against the penalty amount.  TVA has completed projects or committed funds that total nearly $2 million, which effectively offsets this credit. As part of a memorandum of agreement for the natural resource damage assessment process, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established, and to reimburse TDEC and the U.S. Fish and Wildlife Service for their costs.

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

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation. In July 2013, the court granted the plaintiffs' motion to reopen the lawsuit, and in November 2013, TVA filed a motion for summary judgment.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD, a key component of NRC licensing activities since 1984, is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established. The most recent update provided that the permanent repository would be available when necessary and that spent fuel could be stored for 60 years after a plant's nuclear license had been terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support it with an adequate National Environmental Policy Act review and the NRC did not evaluate what would happen if the repository was never built.

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (a) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (b) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August 2012 NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Unit 2 and Bellefonte Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision, and all pending contentions concerning the WCD are being held in abeyance pending the NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. A draft rule and Environmental Impact Statement addressing the D.C. Circuit decision were issued by the NRC staff for public comment in September 2013. The NRC is currently scheduled to address this issue by early October 2014.

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

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The Atomic Safety and Licensing Board ("ASLB") denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the CCOLA in "suspended" status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA.

In July 2012, BREDL petitioned for the admission of another new, late-filed contention stemming from the D.C. Circuit's order vacating the WCD. This contention is being held in abeyance pursuant to the August 2012 NRC Order.

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

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. Similarly, this contention is being held in abeyance pursuant to the August 2012 NRC Order.

John Sevier Fossil Plant Clean Air Act Permit. In September 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier. Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration ("PSD") requirements for SO2 and NOx. The CAA permit, issued by TDEC, remains in effect pending the disposition of the petition. The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements. TVA has now retired two of the four John Sevier coal-fired units and has idled the remaining two units.

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

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. On December 18, 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson, County, Tennessee.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Annual Report”).

Executive Overview

TVA had a net loss of $64 million for the three months ended December 31, 2013, compared with a net loss of $245 million for the three months ended December 31, 2012. Sales decreased three percent during the three months ended December 31, 2013, as compared to the same period of the prior year. The decrease was primarily driven by TVA’s largest directly served customer beginning to cease operations during the third quarter of 2013, and was partially offset by increased sales to local power company customers of TVA ("LPCs") primarily due to the effects of weather patterns during the first quarter of 2014 as compared to the same period of the prior year.

Revenue from the sales of electricity decreased eight percent for the three months ended December 31, 2013, compared with the same period of the prior year. This was primarily due to lower fuel cost recovery.  TVA met the lower demand in the first quarter of 2014 as compared to the same period of the prior year with less expensive generating resources.  The decrease of TVA’s non-fuel based revenue was offset in part by increased revenue from the non-fuel wholesale base rate which was approved by the TVA Board in August 2013.

Operating expenses decreased 14 percent during the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily due to lower fuel expense and operating and maintenance expenses.  Fuel expense decreased $251 million due to a change in the generation mix used to meet the lower demand in the current year.  Operating and maintenance expenses decreased $112 million primarily due to fewer planned nuclear refueling and outage projects as well as the timing of certain maintenance projects.

Recent inspections by the Nuclear Regulatory Commission ("NRC") have acknowledged TVA’s progress in making improvements to its nuclear program.  Operating and reliability issues continue to be addressed at Browns Ferry Nuclear Plant ("Browns Ferry") and TVA’s other nuclear plants, and TVA continues to accelerate required performance improvements.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three months ended December 31, 2013, and 2012:

Sales of Electricity (millions of kWh)
	Three Months Ended December 31
	2013	2012	Change	Percent Change
Local power companies	32,683	30,662	2,021	6.6%
Industries directly served	4,267	7,555	(3,288)	(43.5)%
Federal agencies and other	829	896	(67)	(7.5)%
Total sales of electricity	37,779	39,113	(1,334)	(3.4)%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2013 Actual	Normal(1)	Percent Variation	2012 Actual	Normal(1)	Percent Variation	2013 Actual	2012 Actual	Percent Change
Heating Degree Days
Three Months Ended December 31	1,355	1,302	4.1%	1,215	1,302	(6.7)%	1,355	1,215	11.5%

Cooling Degree Days
Three Months Ended December 31	92	67	37.3%	33	67	(50.7)%	92	33	178.8%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 1.3 billion kilowatt hours ("kWh") for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by United States Enrichment Corporation, which began ceasing operations during the third quarter of 2013. Partially offsetting this decrease from industries directly served was an increase in sales to LPCs due primarily to slightly more than normal heating degree days during the three months ended December 31, 2013, as compared to slightly fewer than normal heating degree days for the three months ended December 31, 2012.

Financial Results

The following table compares operating results for the three months ended December 31, 2013, and 2012:

Summary Consolidated Statements of Operations
	Three Months Ended December 31
	2013	2012	Percent Change
Operating revenues	$2,382	$2,579	(7.6)%
Operating expenses	2,164	2,523	(14.2)%
Operating income	218	56	289.3%
Other income, net	14	15	(6.7)%
Interest expense, net	299	316	(5.4)%
Net income (loss)	$(67)	$(245)	72.7%

Operating Revenues.  Operating revenues for the three months ended December 31, 2013, and 2012, consisted of the following:

Operating Revenues
	Three Months Ended December 31
	2013	2012	Percent Change
Electricity sales
Local power companies	$2,166	$2,188	(1.0)%
Industries directly served	149	322	(53.7)%
Federal agencies and other	35	39	(10.3)%
Electricity sales	2,350	2,549	(7.8)%
Other revenue	32	30	6.7%
Total operating revenues	$2,382	$2,579	(7.6)%

Operating revenues decreased $197 million in the three months ended December 31, 2013, respectively, compared to the three months ended December 31, 2012, due to the following:

Three Month Change
Fuel cost recovery	$(255)
Base revenue	60
Other	(2)
Total	$(197)

The $197 million decrease in operating revenues was primarily due to a $255 million decrease in fuel cost recovery which was largely attributable to lower fuel rates, resulting from increased hydroelectric generation and the use of less expensive generation resources. Partially offsetting the decrease in fuel cost recovery was a $60 million increase in base revenue. The increase was the result of higher sales volume to LPCs and the non-fuel base rate increase that became effective October 1, 2013.

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

Operating Expenses. Operating expenses for the three months ended December 31, 2013, and 2012, consisted of the following:

Operating Expenses
	Three Months Ended December 31
	2013	2012	Percent Change
Fuel	$543	$794	(31.6)%
Purchased power	251	245	2.4%
Operating and maintenance	807	919	(12.2)%
Depreciation and amortization	441	428	3.0%
Tax equivalents	122	137	(10.9)%
Total operating expenses	$2,164	$2,523	(14.2)%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended December 31
	2013		2012
	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply
Coal-fired	12,356	32%	17,648	44%
Nuclear	13,641	35%	10,588	27%
Hydroelectric	4,438	12%	3,413	8%
Natural gas and/or oil-fired	2,998	8%	3,810	10%
Renewable resources (non-hydro)	2	—%	7	—%
Total TVA-operated generation facilities	33,435	87%	35,466	89%
Purchased power	5,046	13%	4,364	11%
Total power supply	38,481	100%	39,830	100%

Fuel expense decreased $251 million during the three months ended December 31, 2013, as compared to the same period of the prior year. $175 million of this decrease was due to the use of less expensive nuclear and hydroelectric generating resources and $76 million of the decrease was a result of lower volume due to lower sales of electricity. During the three month period ended December 31, 2013, TVA completed one nuclear refueling outage on a unit at Sequoyah Nuclear Plant ("Sequoyah"), as compared to two nuclear refueling outages on units at Browns Ferry and Watts Bar Nuclear Plant ("Watts Bar") and a refueling outage which included a steam generator replacement project on a unit at Sequoyah during the same period of the prior year. This contributed to a 29 percent increase in nuclear generation. Also, conventional hydroelectric generation increased 30 percent due to a 42 percent increase in rainfall and a 73 percent increase in runoff within the Upper Basin of the Tennessee Valley. As a result of utilizing less expensive nuclear and hydroelectric generation, TVA reduced generation of its more expensive coal-fired and gas-fired generation resources by 30 percent and 21 percent, respectively. In addition, TVA’s sales of electricity decreased by three percent, which resulted in a decrease in overall generation.

Purchased power expense increased $6 million during the three months ended December 31, 2013, as compared to the same period of the prior year, primarily due to a 16 percent increase in the volume of power purchased.  This change resulted in an increase in purchased power expense of $38 million and was driven primarily by an increase in outages that reduced the availability of coal-fired and gas-fired generation resources.  However, increased volume was offset by higher market prices for natural gas resulting in lower realized losses from TVA’s financial trading program. This contributed to a $32 million decrease in purchase power expense.

Operating and maintenance expense decreased $112 million for the three months ended December 31, 2013, compared with the same period of the prior year. This decrease was primarily attributable to a $91 million decrease in expenses related to planned nuclear refueling outages as well as a decrease in outage projects and scheduled maintenance during the three months ended December 31, 2013 as compared with the same period of the prior year. In addition, contract labor decreased $20 million as compared with the same period of the prior year. The decrease in contract labor was primarily a result of cost savings initiatives undertaken by management. See Key Initiatives and Challenges — Cost Reduction Initiatives. These decreases were partially offset by a $10 million increase in coal-fired operations due to approximately 148 more planned outage days for coal-fired units compared with the same period of the prior year.

Depreciation and amortization expense increased $13 million for the three months ended December 31, 2013, compared to the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled.

Tax equivalents expense decreased $15 million in the three months ended December 31, 2013, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2013 as compared to 2012.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2013, and 2012, were as follows:

Interest Expense
	Three Months Ended December 31
	2013	2012	Percent Change
Interest Expense(1)
Interest expense	$339	$355	(4.5)%
Allowance for funds used during construction and nuclear fuel expenditures	(40)	(39)	2.6%
Net interest expense	$299	$316	(5.4)%

	2013	2012	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.578%	5.757%	(3.1)%
Long-term debt of variable interest entities	4.599%	4.875%	(5.7)%
Membership interests subject to mandatory redemption	6.887%	—	100.0%
Discount notes	0.062%	0.119%	(47.9)%
Blended	5.076%	5.412%	(6.2)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $17 million for the three months ended December 31, 2013, as compared with the same period to the prior year. This was primarily attributable to a decrease in the average interest rate.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity also include a $150 million credit facility with the United States ("U.S.") Treasury, three long-term revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  Management expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At December 31, 2013, TVA had $24.2 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $65 million and net discount on sale of the amount of outstanding Bonds of $83 million). Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limitation, including lease financings, could provide supplementary funding if needed. See Lease Financings below and Note 8. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at December 31, 2013, the long-term debt of two variable interest entities. See Lease Financings below and Note 12 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31 2013	Three Months Ended December 31 2013	At December 31 2012	Three Months Ended December 31 2012
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,825	$2,127	$1,000	$1,378
Weighted Average Interest Rate
Discount Notes	0.069%	0.062%	0.077%	0.119%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,442	N/A	$1,900

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2014 and has a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2013. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

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

Summary of Long-Term Credit Facilities At December 31, 2013 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.2	$—	$0.8
December 2017	1.0	0.1	—	0.9
April 2018	0.5	0.5	—	—
Total	$2.5	$0.8	$—	$1.7

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities often are identified as variable interest entities of which TVA is determined to be the primary beneficiary. TVA is required to account for these entities on a consolidated basis. See Note 8.

TVA may seek to enter into similar arrangements in the future. While such leasing transactions allow TVA to diversify its asset financing program, financing an asset by using the proceeds of leasing transactions is typically more costly to TVA than financing an asset with the proceeds of Bonds.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the three months ended December 31, 2013, and 2012, follows:

Summary Cash Flows
	Three Months Ended December 31
	2013	2012
Cash provided by (used in):
Operating activities	$508	$257
Investing activities	(800)	(652)
Financing activities	(619)	439
Net (decrease) increase in cash and cash equivalents	$(911)	$44

Operating

            Net cash flow provided by operating activities increased by $251 million for the three months ended December 31, 2013, compared to the same period in the prior year, due primarily to the recovery of $150 million in insurance proceeds related to the Kingston ash spill and, to a lesser extent, the increase in net income from operations as a result of TVA’s continuing efforts to improve cost management, working capital, and operational performance.  See Results of Operations.

Investing

The majority of TVA’s investing cash flows are due to investments in property, plant, and equipment for new generating assets and existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability.  Net cash flows used in investing activities increased $148 million in the three months ended December 31, 2013, compared to the same period in the prior year due to an increase in the purchase of nuclear fuel during the three months ended December 31, 2013, as compared to the same period of the prior year.  Changes in nuclear fuel expenditures are driven primarily by the timing of nuclear outages as TVA purchases nuclear fuel in advance of these outages.

Financing

Net cash flows used in financing was $619 million for the three months ended December 31, 2013 compared to the $439 million net cash flows provided by financing for the three months ended December 31, 2012.  This $1 billion change in net cash flows related to financing activities is due to the $1 billion issuance of long-term debt in December 2012 TVA used cash on hand to meet funding needs for the three months ended December 2013.

Cash Requirements and Contractual Obligations

TVA has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA's estimates of future payments at December 31, 2013.

Commitments and Contingencies Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Debt(2)	$2,176	$1,032	$32	$1,555	$1,682	$17,730	$24,207
Interest payments relating to debt	830	1,192	1,147	1,134	1,044	17,959	23,306
Debt of VIEs	30	32	33	35	36	1,175	1,341
Interest payments relating to debt of VIEs	62	60	58	58	56	747	1,041
Lease obligations
Capital	5	6	6	6	6	60	89
Non-cancelable operating	29	33	31	31	27	88	239
Purchase obligations
Power	167	201	213	222	227	3,569	4,599
Fuel	1,210	1,167	741	387	533	2,002	6,040
Other	237	188	180	180	178	1,517	2,480
Environmental Agreements	62	75	65	40	4	—	246
Membership interest of VIE subject to mandatory redemption	2	2	2	2	2	30	40
Interest payments related to membership interests of VIE subject to mandatory redemption	3	3	3	2	2	16	29
Flood response commitment to NRC	11	36	1	—	—	—	48
Litigation settlements	6	2	—	—	—	—	8
Environmental cleanup costs-Kingston ash spill	80	67	—	—	—	—	147
Payments on other financings	96	104	104	104	104	401	913
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	10	—	—	—	—	—	10
Return on Power Program Appropriation Investment	5	8	8	8	8	93	130
Total	$5,021	$4,208	$2,624	$3,764	$3,909	$45,387	$64,913
Notes
(1) Period January 1 – September 30, 2014
(2) Does not include noncash items of foreign currency exchange loss of $65 million and net discount on sale of Bonds of $83 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Energy Prepayment Obligations	$75	$100	$100	$100	$100	$10	$485
Note
(1)  Period January 1 – September 30, 2014

EnergyRight® Solutions Program. TVA guarantees repayment on certain loans receivable from customers of TVA's LPCs in association with the EnergyRight® Solutions program.  TVA sells the loans receivable to a third-party bank and has agreed with the bank to purchase any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible.  At December 31, 2013, the carrying amount of the loans receivable, net of discount, was approximately $151 million.  Such amounts are not reflected in the Commitments and Contingencies table above. The carrying amount of the financing obligation was approximately $186 million.

Liquidity Challenges Related to Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant, the NRC has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. Integrated strategies were submitted to the NRC on February 28, 2013. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, are expected to be complete in the second quarter of 2014. Flooding and seismic re-evaluations to determine any further plant modifications are scheduled for completion in mid-2015.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" conditions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA is taking actions with the aim of ensuring that in the case of such an event, flood waters would pass safely and would not cause failure of these dams. TVA implemented interim dam modifications in 2010 and plans to replace these interim modifications with permanent structures. Construction is scheduled to begin in the spring of 2014, and TVA has made a commitment to the NRC to complete construction by October 2015.

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of certain hydrology issues associated with Watts Bar and Sequoyah (in addition to the flooding concerns related to TVA's dams described above). The NRC inspected TVA's corrective actions associated with the hydrology and flooding related violations in December 2013. The NRC inspection did not identify any significant concerns during the inspection. The NRC is expected to address the closure of the violations in the second quarter of 2014.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. The project team has shifted its focus from large-scale construction to completion and testing of individual plant systems. TVA plans to bring Unit 2 into commercial operations by December 2015. The unit was approximately 83 percent complete at December 31, 2013.

The regulatory reviews associated with the issuance of an NRC operating license are continuing. The NRC issued an extension to the Watts Bar Unit 2 construction permit on November 21, 2013. The revised permit expires on September 30, 2016. The NRC is continuing with its effort to resolve the waste confidence issue, both generally and with respect to Watts Bar Unit 2, and has indicated that it will not issue final licenses until it completes its reassessment of the environmental impacts of the storage of nuclear waste. The NRC reviews of TVA’s actions associated with post-Fukushima requirements are underway and are not currently anticipated to result in any concerns that would affect the timely issuance of an operating license.

Challenges to the project include completing complex work and required documentation; completing and testing shared systems without impacting Watts Bar Unit 1’s safe and reliable operation; addressing regulatory and licensing issues; and successfully transitioning the site into dual-unit operation.

See Note 18 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2 for additional information.

Bellefonte Unit 1. The incorporation of Watts Bar Unit 2 lessons learned into the Bellefonte Unit 1 completion estimate has revealed some similar problems and inaccuracies. TVA finalized a new estimate to complete Bellefonte Unit 1 during the first quarter of 2014 putting the total estimated cost of completion in the range of $7.5 billion to $8.7 billion. Work at the site has been slowed to better allocate resources on nearer-term priorities as both budget and staffing levels have been reduced in the 2014 budget. TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power.

Key Initiatives and Challenges

Generation Resources

Nuclear Generation. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure. The NRC concluded that the valve failure, and TVA's inability to identify the failure, was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process. As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight. A series of intensive inspections and assessments began in the fall of 2011. In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC. TVA described its plans to implement corrective actions and monitor the improvement of plant performance to support the NRC's supplemental inspections of Browns Ferry related to the 2011 red finding. TVA noted that while, at that time, much improvement remained to be realized, there were initial indications that improvement was occurring. Subsequently, in February 2013, TVA notified the NRC that Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). The NRC completed this inspection, conducted a public meeting on July 11, 2013, and formally notified TVA of the results by issuing a Confirmatory Action Letter on August 22, 2013. The Confirmatory Action Letter specified 10 actions that needed to be completed by November 2013 as well as additional longer-term actions that must be completed between May and December of 2014. The 10 actions due by November 2013 were completed as scheduled. The NRC conducted additional inspections in December 2013 to review TVA's completion of the November 2013 actions. On January 30, the NRC announced the results of their inspections. The NRC concluded that the requirements for closure of all ten Tier 1 commitments had been met, and the NRC closed the Red finding. Browns Ferry Unit 1 will continue to have escalated oversight until two performance indicators on safety systems return to the normal band.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced in part by the two environmental agreements reached in April 2011 (the "Environmental Agreements") and by the cost of adding emission control equipment to existing units. See Note 18 — Legal Proceedings — Environmental Agreements. Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. As of December 31, 2013, TVA has retired four coal-fired units with a summer net capability of 574 megawatts ("MW"). Additionally, TVA has idled 14 coal-fired units with a summer net capability of 2,170 MW as of December 31, 2013.

At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired facility at the Paradise Fossil Plant ("Paradise") site and subsequent retirement of Paradise coal-fired Units 1 and 2. Paradise Unit 3, a coal-fired unit, would continue to be operated. Additionally, the TVA Board approved the retirement of Colbert Units 1-5 no later than June 30, 2016, as well as the retirement of Widows Creek Unit 8 in the future. TVA is currently evaluating options for idling or controlling its Allen Fossil Plant ("Allen") and anticipates having a recommendation in 2015.

Status of Other Generation Units. As of December 31, 2013, several of TVA's hydroelectric and combustion turbine units had been removed from service. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. Two units, Units 1 and 4, have completed a maintenance overhaul and are undergoing preparation to return to service in 2014. Units 2 and 3 are undergoing a maintenance overhaul and are also expected to return to service in 2014.

Cost Reduction Initiatives

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development.  To position itself to achieve this goal, TVA, in conjunction with other actions, completed a high-level realignment of its strategic business units during 2013.

TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization.  TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions will necessarily result from this process. The evaluation of staffing levels will take into account attrition, elimination of open positions, and retirements in order to minimize the impact on current personnel. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. As of December 31, 2013, TVA had accrued $12 million related to estimated future severance payments.

Regulatory Compliance

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

TVA is planning to convert its wet ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of December 31, 2013, $533 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged.

Transmission Issues. On October 17, 2013, the North American Electric Reliability Corporation ("NERC") revisions to the Transmission Planning ("TPL") Reliability Standards were approved by the Federal Energy Regulatory Commission ("FERC"). The revisions increase requirements on contingency planning, constraints on load shedding, and transparency and interactions with stakeholders. In anticipation of this revision, TVA began preliminary work in 2006, and is now evaluating this final version of the TPL Reliability Standards, including costs to comply, which will be significant.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety. One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. TVA is currently performing reassessments of its assets. These assessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA completed 18 assessments by December 31, 2013. Assessments on the remaining 31 dam projects are scheduled to be completed by the fourth quarter 2017. Ten of the remaining 31 dam assessments are scheduled to be completed in 2014.

It is expected that projects will be identified during these assessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process. Projects are already underway on embankments at Cherokee, Watts Bar, Tellico, and Fort Loudon Dams to provide additional dam protection at predicted probable maximum flood conditions. Projects are also started at Cherokee and Douglas Dams to improve concrete dam stability.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues.

Climate Action Plan

               To strengthen Administrative efforts to increase government-wide energy efficiency and sustainability and implement goals in the President’s June 2013 Climate Action Plan, a Presidential Memorandum was issued on December 5, 2013 directing the federal government to consume 20 percent of electricity from renewable sources by 2020, to the extent economically feasible and technically practicable. The new renewable energy consumption goals are 10 percent by 2015, 15 percent by 2016, 17.5 percent by 2018 and 20 percent by 2020. To date, TVA has achieved an agency renewable energy use rate of 9.4 percent, which exceeds the Energy Policy Act goal of 7.5 percent by 2013. TVA uses renewable energy from improvements to hydroelectric facilities and other sources as low-cost ways to meet these renewable energy requirements. TVA is on track to achieve the 2020 goal of 20 percent renewable energy use.

Petition to Expand the Ozone Transport Region

On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition to Environmental Protection Agency ("EPA") requesting that nine states, including Kentucky and Tennessee, be added to the OTR. TVA is unable to predict the outcome of the petition at this time. Should the petition be granted, additional controls may be required on existing electric generating units and other sources in the additional states. New and modified sources would have to install state of the art controls and meet other requirements as well.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At December 31, 2013 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2014+	$16
Coal combustion residual conversion and remediation(3)	2014-2023	$1,400
Proposed clean air projects(4)	2014-2022	$1,200
Clean Water Act requirements(5)	2014-2022	$700

Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(3)  Includes closure of impoundments, construction of lined landfills, and construction of dewatering systems.
(4)  Includes air quality projects that TVA is currently planning to undertake to comply with existing and proposed air quality regulations, but does not include any projects that may be required to comply with potential greenhouse gas regulations or transmission upgrades.
(5)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e. Section 316(b) and effluent limitation guidelines for steam electric power plants).

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $282 million with respect to Legal Proceedings as of December 31, 2013. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legislative and Regulatory Matters

In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act, 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. On March 26, 2013, legislation that extended the federal pay freeze through December 31, 2013 became law. TVA officers were subject to this freeze, and TVA continued compliance with the freeze for managers, specialists, and non-represented employees until it expired on December 31, 2013. The federal salary freeze did not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements, certain promotions and changes in positions, and other forms of non-salary compensation such as lump-sum and incentive-based awards.

Off-Balance Sheet Arrangements

At December 31, 2013, TVA had no off-balance sheet arrangements.

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

Corporate Governance

The term of Neil McBride as a member of the TVA Board ended January 3, 2014, with the adjournment of the first session of the 113th Congress. Director V. Lynn Evans has replaced Mr. McBride as the chair of the Audit, Risk, and Regulation Committee.

The resignation of former Executive Vice President and Chief Nuclear Officer Preston Swafford became effective October 4, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 14 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2013.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated by reference into this Part II Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 5. OTHER INFORMATION

On January 30, 2014, following an annual performance evaluation and competitive market analysis, TVA’s President and Chief Executive Officer, William D. Johnson, approved adjustments to the total targeted compensation for certain senior executive officers including the Named Executive Officers (“NEOs”). These adjustments included performance-based salary increases that have not previously been available due to a three-year federal salary freeze that expired in December 2013. The salary adjustments for the NEOs are as follows:

•	The salary for John M. Thomas, III, Executive Vice President and Chief Financial Officer, was increased from $520,000 to $550,000.

•	The salary for Ralph E. Rodgers, Executive Vice President and General Counsel, was increased from $400,000 to $412,500.

•	The salary for Michael D. Skaggs, Senior Vice President, Watts Bar Nuclear Operations and Construction, was increased from $415,000 to $431,600.

The salary adjustments will be effective beginning February 10, 2014.

In addition, Mr. Thomas was approved to receive a deferred compensation credit of $200,000 for 2014 (compared to $150,000 for 2013) under TVA’s Long-Term Deferred Compensation Plan. Mr. Rodgers was approved to receive a deferred compensation credit of $130,000 for 2014 (the same as for 2013). The credits will be made to their respective accounts on March 1, 2014, and will be paid to them in a lump sum payment upon expiration of the agreements on December 31, 2014.

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

Date:	February 3, 2014		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson ______________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III _____________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS *	TVA XBRL Instance Document

101.SCH *	TVA XBRL Taxonomy Extension Schema

101.CAL *	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB *	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE *	TVA XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under this section.