Form 10-Q
period 2014-03-31
Tennessee Valley Authority
filed 2014-05-06
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	47
Key Initiatives and Challenges..............................................................................................................................................	51
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	54
Legislative and Regulatory Matters.......................................................................................................................................	54
Compensation Matters..........................................................................................................................................................	55
Off-Balance Sheet Arrangements.........................................................................................................................................	55
Critical Accounting Policies and Estimates...........................................................................................................................	55
New Accounting Standards and Interpretations....................................................................................................................	55
Corporate Governance..........................................................................................................................................................	55
Other Matters........................................................................................................................................................................	55

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	56

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	56
Disclosure Controls and Procedures......................................................................................................................................	56
Changes in Internal Control over Financial Reporting............................................................................................................	56

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	57

ITEM 1A. RISK FACTORS...........................................................................................................................................................	57

ITEM 6. EXHIBITS.......................................................................................................................................................................	58

SIGNATURES...............................................................................................................................................................................	59

EXHIBIT INDEX............................................................................................................................................................................	60

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost-of-living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter

QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco, LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Water Quality, Oil, and Gas Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
Significant changes in demand for electricity which may result from, among other things, economic downturns, loss of customers, increased energy efficiency and conservation, and improvements in distributed generation and other alternative generation technologies;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013
Operating revenues
Sales of electricity	$2,901	$2,709	$5,251	$5,258
Other revenue	37	32	69	62
Total operating revenues	2,938	2,741	5,320	5,320
Operating expenses
Fuel	663	672	1,206	1,466
Purchased power	313	288	564	533
Operating and maintenance	793	876	1,600	1,795
Depreciation and amortization	453	408	894	836
Tax equivalents	140	136	262	273
Total operating expenses	2,362	2,380	4,526	4,903
Operating income	576	361	794	417
Other income (expense), net	13	11	27	26
Interest expense
Interest expense	336	359	675	714
Allowance for funds used during construction and nuclear fuel expenditures	(42)	(41)	(82)	(80)
Net interest expense	294	318	593	634
Net income (loss)	$295	$54	$228	$(191)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2014	2013	2014	2013

Net income (loss)	$295	$54	$228	$(191)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	2	(49)	22	(16)
Reclassification to earnings from cash flow hedges	(7)	63	(29)	58
Total other comprehensive income (loss)	$(5)	$14	$(7)	$42
Total comprehensive income (loss)	$290	$68	$221	$(149)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	March 31, 2014	September 30, 2013
Current assets	(Unaudited)
Cash and cash equivalents	$506	$1,602
Restricted cash and investments	11	33
Accounts receivable, net	1,449	1,567
Inventories, net	1,047	1,091
Regulatory assets	635	561
Other current assets	69	52
Total current assets	3,717	4,906

Property, plant, and equipment
Completed plant	47,541	47,073
Less accumulated depreciation	(23,845)	(23,157)
Net completed plant	23,696	23,916
Construction in progress	5,245	4,704
Nuclear fuel	1,305	1,256
Capital leases	62	47
Total property, plant, and equipment, net	30,308	29,923

Investment funds	1,827	1,701

Regulatory and other long-term assets
Regulatory assets	8,663	9,131
Other long-term assets	508	445
Total regulatory and other long-term assets	9,171	9,576

Total assets	$45,023	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2014	September 30, 2013
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,499	$1,627
Environmental cleanup costs - Kingston ash spill	118	102
Accrued interest	397	378
Current portion of leaseback obligations	75	69
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	180	212
Short-term debt, net	1,691	2,432
Current maturities of power bonds	32	32
Current maturities of long-term debt of variable interest entities	31	30
Total current liabilities	4,123	4,982

Other liabilities
Post-retirement and post-employment benefit obligations	5,319	5,348
Asset retirement obligations	3,535	3,472
Other long-term liabilities	1,877	1,861
Leaseback obligations	637	692
Energy prepayment obligations	360	410
Environmental cleanup costs - Kingston ash spill	—	67
Regulatory liabilities	2	1
Total other liabilities	11,730	11,851

Long-term debt, net
Long-term power bonds, net	22,014	22,315
Long-term debt of variable interest entities	1,295	1,311
Total long-term debt, net	23,309	23,626

Total liabilities	39,162	40,459

Proprietary capital
Power program appropriation investment	263	268
Power program retained earnings	4,997	4,767
Total power program proprietary capital	5,260	5,035
Nonpower programs appropriation investment, net	605	609
Accumulated other comprehensive income (loss)	(4)	3
Total proprietary capital	5,861	5,647

Total liabilities and proprietary capital	$45,023	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the six months ended March 31
 (in millions)

	2014	2013
Cash flows from operating activities
Net income (loss)	$228	$(191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	917	857
Amortization of nuclear fuel cost	143	117
Non-cash retirement benefit expense	286	311
Prepayment credits applied to revenue	(50)	(52)
Fuel cost adjustment deferral	(162)	55
Fuel cost tax equivalents	(3)	3
Environmental cleanup costs – Kingston ash spill – non cash	34	36
Changes in current assets and liabilities
Accounts receivable, net	116	312
Inventories and other, net	62	(54)
Accounts payable and accrued liabilities	(96)	(171)
Accrued interest	19	22
Regulatory assets costs	(39)	(5)
Pension contributions	(132)	(6)
Environmental cleanup costs – Kingston ash spill	(43)	(51)
Insurance recoveries	161	—
Other, net	(15)	(35)
Net cash provided by operating activities	1,426	1,148
Cash flows from investing activities
Construction expenditures	(1,141)	(996)
Nuclear fuel expenditures	(239)	(213)
Loans and other receivables
Advances	(1)	(4)
Repayments	4	5
Other, net	3	4
Net cash used in investing activities	(1,374)	(1,204)
Cash flows from financing activities
Long-term debt
Issues of power bonds	—	1,067
Redemptions and repurchases of power bonds	(333)	(1,387)
Redemptions of variable interest entities	(15)	(6)
Short-term debt issues (redemptions), net	(741)	537
Payments on leases and leasebacks	(50)	(55)
Financing costs, net	—	(7)
Payments to U.S. Treasury	(7)	(13)
Other, net	(2)	(29)
Net cash (used in) provided by financing activities	(1,148)	107
Net change in cash and cash equivalents	(1,096)	51
Cash and cash equivalents at beginning of period	1,602	868
Cash and cash equivalents at end of period	$506	$919
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended March 31, 2014 and 2013
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2012 (unaudited)	$283	$4,249	$617	$(46)	$5,103
Net income (loss)	—	55	(1)	—	54
Total other comprehensive income (loss)	—	—	—	14	14
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	$—	—	—	(5)
Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164

Balance at December 31, 2013 (unaudited)	$265	$4,701	$607	$1	$5,574
Net income (loss)	—	297	(2)	—	295
Total other comprehensive income (loss)	—	—	—	(5)	(5)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(2)	—	—	—	(2)
Balance at March 31, 2014 (unaudited)	$263	$4,997	$605	$(4)	$5,861
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the six months ended March 31, 2014 and 2013
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(187)	(4)	—	(191)
Total other comprehensive income (loss)	—	—	—	42	42
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(10)	$—	—	—	(10)
Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164

Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	232	(4)	—	228
Total other comprehensive income (loss)	—	—	—	(7)	(7)
Return on power program appropriation investment	—	(2)	—	—	(2)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at March 31, 2014 (unaudited)	$263	$4,997	$605	$(4)	$5,861
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

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the six months ended March 31, 2014 in the Cash flows from operating activities section as $(11) million previously reported as Other, net for the six months ended March 31, 2013, was reclassified to $(5) million Regulatory assets costs and $(6) million Pension contributions.

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

The allowance for uncollectible accounts was $1 million at both March 31, 2014 and September 30, 2013 for accounts receivable. Additionally, loans receivable of $92 million and $73 million at March 31, 2014 and September 30, 2013, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $10 million.

Depreciation

Depreciation expense was $382 million and $337 million for the three months ended March 31, 2014, and 2013, and $750 million and $694 million for the six months ended March 31, 2014, and 2013, respectively. On November 14, 2013, TVA determined that Paradise Fossil Plant ("Paradise") Units 1 and 2 will be idled on March 31, 2017, and depreciation expense is being accelerated over the remaining useful life. This resulted in additional depreciation expense of $13 million during the three and six months ended March 31, 2014. It is expected that the decision to idle Paradise Units 1 and 2 on March 31, 2017, will increase depreciation expense by approximately $40 million for the remainder of 2014.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $175 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At March 31, 2014, TVA had paid out approximately $101 million for this program, and the obligation recorded was $16 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards became effective for TVA on October 1, 2013.

Balance Sheet. In December 2011, Financial Accounting Standards Board ("FASB") issued guidance that requires additional disclosures relating to the rights of offset or other netting arrangements of assets and liabilities that are presented on a net or gross basis in the consolidated balance sheets. In January 2013, FASB issued additional guidance to limit the scope of the new offsetting disclosure requirements to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  The guidance requires the disclosure of the gross amounts subject to offset, actual amounts offset in accordance with GAAP, and the related net exposure. These changes became effective for TVA on October 1, 2013, and have been applied on a retrospective basis. This guidance relates solely to enhanced disclosures in the notes to the consolidated financial statements and did not have an impact on TVA's financial condition, results of operations, or cash flows.

Comprehensive Income. In February 2013, FASB issued guidance that requires public reporting companies under the Securities Act of 1933 to present information about reclassification adjustments from accumulated other comprehensive income (loss) ("AOCI") in their annual and interim financial statements in a single location. The guidance requires that companies present the effect of significant amounts reclassified from each component of AOCI based on its source and the income statement line items affected by the reclassification. This information may be disclosed either in a single note or parenthetically on the face of the financial statements. If a component is not required to be reclassified to net income in its entirety, companies must cross reference to the related footnote for additional information. These changes became effective for TVA on October 1, 2013, and have been applied on a prospective basis. TVA has chosen to disclose the required information in a single note. This guidance relates solely to enhanced disclosures and did not have an impact on TVA's financial condition, results of operations, or cash flows.

There are no FASB Accounting Standards Updates that have been issued but not yet adopted as March 31, 2014, that are expected to significantly impact TVA’s financial condition, results of operations, or cash flows.

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. These amounts are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity
	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014
Severance cost liability at beginning of period	$12	$—
Liabilities incurred during the period	17	29
Actual costs paid during the period	(4)	(4)
Severance cost liability at end of period	$25	$25

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2014	At September 30, 2013
Power receivables	$1,385	$1,495
Other receivables	65	73
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,449	$1,567

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2014	At September 30, 2013
Materials and supplies inventory	$619	$620
Fuel inventory	451	494
Emission allowance inventory	17	14
Allowance for inventory obsolescence	(40)	(37)
Inventories, net	$1,047	$1,091

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2014	At September 30, 2013
EnergyRight® receivables	$118	$117
Unamortized debt issue cost of power bonds	66	75
Loans and other long-term receivables, net	92	73
Prepaid capacity payments	58	62
Restricted cash	74	—
Currency swap asset, net	—	28
Coal contract derivative assets	2	1
Other	98	89
Other long-term assets	$508	$445

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. As of March 31, 2014 and September 30, 2013, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $33 million. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At March 31, 2014	At September 30, 2013
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	122	183
Environmental agreements	83	73
Environmental cleanup costs - Kingston ash spill	60	68
Fuel cost adjustment receivable	133	—
Total current regulatory assets	635	561

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,942	4,076
Unrealized losses on interest rate derivatives	833	808
Nuclear decommissioning costs	856	893
Environmental cleanup costs - Kingston ash spill	487	681
Non-nuclear decommissioning costs	582	571
Deferred nuclear generating units	1,358	1,438
Environmental agreements	153	189
Unrealized losses on commodity derivatives	127	139
Other non-current regulatory assets	325	336
Total non-current regulatory assets	8,663	9,131
Total regulatory assets	$9,298	$9,692

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$173	$176
Fuel cost adjustment liability	—	29
Unrealized gains on commodity derivatives	7	7
Total current regulatory liabilities	180	212

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	2	1
Total non-current regulatory liabilities	2	1
Total regulatory liabilities	$182	$213

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

Southaven

On August 9, 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation, LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco, LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests of SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of March 31, 2014 and September 30, 2013, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2014	At September 30, 2013
Current liabilities of VIE
Accrued interest of VIE	$12	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	31	30
Total current liabilities of VIE	45	44
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	37	38
Long-term debt of VIE, net
Long-term debt of VIE	1,295	1,311
Total liabilities of VIE	$1,377	$1,393

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  TVA has accrued a portion of the estimated cost in current liabilities. Amounts spent since the event through March 31, 2014, totaled $1.0 billion.  The remaining estimated liability at March 31, 2014, was $118 million.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining three excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA has successfully resolved two of these proceedings and is pursuing the third, which is scheduled to begin in June 2014. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $253 million. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 18 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2014	At September 30, 2013
Interest rate swap liabilities	$1,223	$1,199
Environmental agreements liability	153	190
EnergyRight® purchase obligation	149	149
Coal contract derivative liabilities	49	35
Membership interests of VIE subject to mandatory redemption	37	38
Commodity swap derivative liabilities	24	36
Currency swap liabilities	6	15
Other	236	199
Total other long-term liabilities	$1,877	$1,861

TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. As of March 31, 2014 and September 30, 2013, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $37 million. See Note 6 for information regarding the associated loans receivable.

11.  Asset Retirement Obligations

During the six months ended March 31, 2014, TVA's total ARO liability increased $86 million. The increase in the liability resulted from accretion. This was partially offset by ash area settlement projects that were conducted during the six months ended March 31, 2014. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $20 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Reconciliation of Asset Retirement Obligation Liability

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2013	$2,399	$1,089	$3,488
Settlements (ash storage areas)	—	(7)	(7)
Accretion (recorded as regulatory asset)	67	26	93
Balance at March 31, 2014	$2,466	$1,108	$3,574	(1)

Note
(1) The current portion of ARO in the amount of $39 million is included in Accounts payable and accrued liabilities at March 31, 2014.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2014, and September 30, 2013, consisted of the following:

Debt Outstanding
	At March 31, 2014	At September 30, 2013
Short-term debt
Short-term debt, net	$1,691	$2,432
Current maturities of long-term debt of variable interest entities	31	30
Current maturities of power bonds	32	32
Total current debt outstanding, net	1,754	2,494
Long-term debt
Long-term debt of variable interest entities	1,295	1,311
Long-term power bonds(1)	22,096	22,400
Unamortized discounts, premiums, and other	(82)	(85)
Total long-term debt, net	23,309	23,626
Total outstanding debt	$25,063	$26,120

Note
(1) Includes net exchange losses from currency transactions of $71 million at March 31, 2014 and $43 million at September 30, 2013.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2013, to March 31, 2014.

Debt Securities Activity
	Date	Amount	Interest Rate
Redemptions/Maturities(1)
electronotes®	First Quarter 2014	$4	3.56%
electronotes®	Second Quarter 2014	326	4.52%
2009 Series A	November 2013	2	2.25%
2009 Series B	December 2013	1	3.77%
Total redemptions/maturities of power bonds		333
Variable interest entities	Second Quarter 2014	15	4.30%
Total redemptions/maturities of debt		$348
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2014, The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $500 million credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At
March 31, 2014, and September 30, 2013, there were approximately $800 million of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At March 31, 2014, and September 30, 2013, the outstanding leaseback obligations were $712 million and $761 million, respectively.

13.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three and six months ended March 31, 2014, TVA reclassified $7 million and $29 million, respectively, of gains related to its cash flow hedges from AOCI to Interest expense. See Note 14.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7, Note 14 — Overview of Accounting Treatment, Note 15 — Fair Value Measurements, and Note 17.

14.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in investment funds, TVA's policy is to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2014	2013	2014	2013
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$2	$(49)	$22	$(16)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2014	2013	2014	2013
Currency swaps	$7	$(63)	$29	$(58)
Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $40 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended March 31(1)			Six Months Ended March 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2014		2013	2014	2013
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—		$—	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—		—	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(4)	—	(32)	(24)	(77)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months and six months ended March 31, 2014 and 2013.

Mark-to-Market Values of TVA Derivatives
	At March 31, 2014		At September 30, 2013
Derivatives that Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(6)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	63	Other long-term assets	51	Other long-term assets
£150 million Sterling	11	Other long-term assets	10	Other long-term assets

Derivatives that Do Not Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(902)	Other long-term liabilities	(886)	Other long-term liabilities
$476 million notional	(310)	Other long-term liabilities	(300)	Other long-term liabilities
$42 million notional	(11)	Other long-term liabilities	(13)	Other long-term liabilities
Commodity contract derivatives	(134)	Other long-term assets $2; Other current assets $5; Other long-term liabilities $(49); Accounts payable and accrued liabilities $(92)	(141)	Other long-term assets $1; Other current assets $2; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(109)
Derivatives under FTP(1)	(104)	Other current assets $(64); Other long-term liabilities $(24); Accounts payable and accrued liabilities $(16)	(166)	Other current assets $(97); Other long-term liabilities $(36); Accounts payable and accrued liabilities $(33)

Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $65 million and $100 million at March 31, 2014 and September 30, 2013, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of March 31, 2014:

Currency Swaps Outstanding At March 31, 2014
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's Consolidated Balance Sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the Consolidated Balance Sheets, and realized gains and losses, if any, are included in TVA's Consolidated Statements of Operations.

For the three months ended March 31, 2014 and 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(163) million and $99 million, respectively. For the six months ended March 31, 2014 and 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(25) million and $213 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the market values as regulatory assets or liabilities on a gross basis. At March 31, 2014, TVA's coal and natural gas contract derivatives had terms of four years and up to one year, respectively.

Commodity Contract Derivatives
	At March 31, 2014			At September 30, 2013
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	18	36 million tons	$(131)	19	43 million tons	$(140)
Natural gas contract derivatives	21	52 million mmBtu	$(3)	13	39 million mmBtu	$(1)

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

At March 31, 2014 and September 30, 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At March 31, 2014 and September 30, 2013, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at March 31, 2014, and swap contracts under the FTP had remaining terms of four years or less.

Derivatives Under Financial Trading Program
	At March 31, 2014		At September 30, 2013
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	132,482,500	(105)	152,922,500	(169)
Option contracts	—	—	—	—
Natural gas financial positions	132,482,500	$(105)	152,922,500	$(169)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	—	1	1,205,000	3
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	—	$1	1,205,000	$3

Note
Fair value amounts presented are based on net commodity position with the FCM or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(3) million at March 31, 2014, and $(8) million at September 30, 2013. Unrealized gains and losses related to the FTP at March 31, 2014 and September 30, 2013 were as follows:

Financial Trading Program Unrealized Gains (Losses)
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At March 31, 2014	At September 30, 2013

Natural gas	$(105)	$(169)
Fuel oil/crude oil	1	3

Realized gains and losses related to the FTP for the three and six months ended March 31, 2014 and 2013 were as follows:

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended March 31		For the Six Months Ended March 31
Decrease (increase) in fuel expense	2014	2013	2014	2013

Natural gas	$(3)	$(20)	$(18)	$(48)
Fuel oil/crude oil	—	—	1	2
Coal	—	—	—	(1)

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended March 31		For the Six Months Ended March 31
Decrease (increase) in purchased power expense	2014	2013	2014	2013

Natural gas	$(1)	$(13)	$(7)	$(32)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of March 31, 2014, and September 30, 2013, are shown in the table below.

	As of March 31, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$74	$(74)	$—
Commodity derivatives under FTP	61	(60)	1
Total derivatives subject to master netting or similar arrangement	135	(134)	1
Total derivatives not subject to master netting or similar arrangement	7	—	7

Total	$142	$(134)	$8

Liabilities
Currency swaps (3)	$(6)	$—	$(6)
Interest rate swaps (3)	(1,223)	—	(1,223)
Commodity derivatives under FTP	(165)	125	(40)
Total derivatives subject to master netting or similar arrangement	(1,394)	125	(1,269)
Total derivatives not subject to master netting or similar arrangement	(141)	—	(141)

Total	$(1,535)	$125	$(1,410)

	As of September 30, 2013
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$61	$(33)	$28
Commodity derivatives under FTP	101	(98)	3
Total derivatives subject to master netting or similar arrangement	162	(131)	31
Total derivatives not subject to master netting or similar arrangement	3	—	3

Total	$165	$(131)	$34

Liabilities
Currency swaps (3)	$(15)	$—	$(15)
Interest rate swaps (3)	(1,199)	—	(1,199)
Commodity derivatives under FTP	(267)	198	(69)
Total derivatives subject to master netting or similar arrangement	(1,481)	198	(1,283)
Total derivatives not subject to master netting or similar arrangement	(144)	—	(144)

Total	$(1,625)	$198	$(1,427)
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
(3) Letters of credit of approximately $800 million were posted as collateral at both March 31, 2014 and September 30, 2013, to partially secure the liability positions of the currency swap and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 15 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At March 31, 2014, and September 30, 2013, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2014, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.2 billion.  TVA's collateral obligations at March 31, 2014, under these arrangements were approximately $800 million, for which TVA had posted approximately $800 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three LPCs that represented 24 percent of total outstanding accounts receivable at March 31, 2014, and 26 percent of total outstanding accounts receivable at September 30, 2013.

The United States Enrichment Corporation ("USEC"), a subsidiary of the parent company, USEC, Inc., was TVA’s largest directly served customer in 2013. On May 24, 2013, USEC announced its intention to cease enrichment activities at its Paducah, Kentucky site. TVA and USEC have subsequently completed agreements to extend power sales to facilitate the cessation of enrichment activities and to support non-enrichment activities at the site at a greatly reduced level. On March 5, 2014, USEC, Inc. filed a voluntary petition and a plan of reorganization under Chapter 11 of the bankruptcy code in the U.S. Bankruptcy Court for the District of Delaware. USEC was not included as a debtor in the Chapter 11 filing for the parent company.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At March 31, 2014, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa2 or higher. At March 31, 2014, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa1 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See the note to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2014.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

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

Investments

At March 31, 2014, Investment funds were composed of $1.8 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The NDT and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance, and the ART is invested in a mix of investments generally designed to achieve a return in line with equity and fixed-income market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $135 million at March 31, 2014.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended March 31		For the Six Months Ended March 31
	Financial Statement Presentation	2014	2013	2014	2013

SERP	Other income (expense)	$—	$1	$1	$1
NDT	Regulatory asset	6	36	36	49
ART	Regulatory asset	2	14	18	17

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2012) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2014.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2014, and September 30, 2013. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Investments
Equity securities	$165	$—	$—	$—	$165
Debt securities
U.S. government corporations and agencies	69	61	—	—	130
Corporate debt securities	—	297	—	—	297
Residential mortgage-backed securities	—	12	—	—	12
Commercial mortgage-backed securities	—	6	—	—	6
Collateralized debt obligations	—	21	—	—	21
Private partnerships	—	—	180	—	180
Commingled funds(2)
Equity security commingled funds	—	893	—	—	893
Debt security commingled funds	—	123	—	—	123
Total investments	234	1,413	180	—	1,827
Currency swaps	—	74	—	(74)	—
Commodity contract derivatives	—	—	7	—	7
Commodity derivatives under FTP
Swap contracts	—	61	—	(60)	1

Total	$234	$1,548	$187	$(134)	$1,835

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Total

Currency swaps	$—	$6	$—	$—	$6
Interest rate swaps	—	1,223	—	—	1,223
Commodity contract derivatives	—	3	138	—	141
Commodity derivatives under FTP
Swap contracts	—	165	—	(125)	40

Total	$—	$1,397	$138	$(125)	$1,410

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended March 31		For the Six Months Ended March 31
	Private Partnerships	Commodity Contract Derivatives	Private Partnerships	Commodity Contract Derivatives
Balance at beginning of period	$66	$(224)	$53	$(267)
Purchases	70	—	83	—
Issuances	—	—	—	—
Sales	(1)	—	(2)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	2	76	3	119
Balance at March 31, 2013	$137	$(148)	$137	$(148)

Balance at beginning of period	$169	$(145)	$159	$(140)
Purchases	6	—	14	—
Issuances	—	—	—	—
Sales	(2)	—	(5)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	7	14	12	9
Balance at March 31, 2014	$180	$(131)	$180	$(131)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and six months ended March 31, 2014. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 7.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$7	Discounted cash flow	Credit risk	17%	*

		Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$12.30 - $67.66/ton
Liabilities
Commodity contract derivatives	$138	Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$12.30 - $67.66/ton
* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at March 31, 2014, and September 30, 2013, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at March 31, 2014, and September 30, 2013, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2014		At September 30, 2013
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$151	$151	$150	$150

Loans and other long-term receivables, net	Level 2	$92	$82	$73	$67

EnergyRight® purchase obligation (including current portion)	Level 2	$186	$204	$186	$210

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$39	$50	$40	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,046	$24,957	$22,347	$24,603

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,326	$1,420	$1,341	$1,386

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

16.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended March 31		For the Six Months Ended March 31
	2014	2013	2014	2013
External services	$6	$4	$11	$11
Interest income	6	6	12	11
Gains (losses) on investments	1	2	3	3
Miscellaneous	—	(1)	1	1
Total other income (expense), net	$13	$11	$27	$26

17.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan (the "Plan") that covers most of its full-time employees, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits, such as workers' compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2014, and 2013, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$30	$43	$4	$7	$65	$77	$9	$12
Interest cost	140	111	6	6	279	234	15	15
Expected return on plan assets	(109)	(105)	—	—	(217)	(214)	—	—
Amortization of prior service cost	(6)	(5)	(1)	(1)	(11)	(11)	(3)	(3)
Recognized net actuarial loss	73	98	2	6	142	188	5	13
Total net periodic benefit cost recognized	$128	$142	$11	$18	$258	$274	$26	$37

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. In consideration of TVA’s $1.0 billion contribution to the Plan in September 2009, the Plan's Rules and Regulations ("Plan's Rules") were amended to temporarily suspend the minimum annual contribution requirements for a four year period from FY 2010 through FY 2013. In August 2013, the TVA Board approved a $250 million contribution to the Plan for FY 2014, which exceeds the minimum required by the Plan's Rules.  As of March 31, 2014, TVA had contributed $126 million and will contribute the remaining $124 million by September 30, 2014.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. For the six months ended March 31, 2014, TVA provided approximately $24 million for other post-retirement benefit plans and approximately $6 million to the SERP. For the six months ended March 31, 2013, TVA provided approximately $26 million to other post-retirement benefit plans and approximately $6 million to the SERP.

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

TVA carries property, decommissioning, and decontamination insurance of $4.6 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited ("NEIL"), may require the payment of retrospective premiums up to a maximum of approximately $120 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $35 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination.  At March 31, 2014, the present value of the estimated future decommissioning cost of $2.5 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

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

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.1 billion at March 31, 2014.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At March 31, 2014, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $16 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At March 31, 2014, TVA had accrued approximately $272 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $272 million to $284 million.  Of the accrued amount, $153 million is included in Other long-term liabilities, $91 million is included in Accounts payable and accrued liabilities, and $28 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2014 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the March 31, 2014 Consolidated Balance Sheet and will be recovered in rates in future periods.

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

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA has paid $10 million, and TDEC has approved environmental projects valued at $2 million as a credit against the remaining penalty amount.  TVA has completed projects or committed funds that total nearly $2 million. As part of a memorandum of agreement for the natural resource damage assessment process, TVA agreed to pay $250 thousand each year for three years as a down payment on the amount of natural resource damages ultimately established, and to reimburse TDEC and the U.S. Fish and Wildlife Service for their costs.

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

In September 2010, the plaintiffs filed an amended complaint against TVARS and TVA.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation. In July 2013, the court granted the plaintiffs' motion to reopen the lawsuit, and in November 2013, TVA filed a motion for summary judgment. The motion is still pending.

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

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (1) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (2) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August 2012 NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Unit 2 and Bellefonte Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision, and all pending contentions concerning the WCD are being held in abeyance pending the NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. A draft rule and Environmental Impact Statement addressing the D.C. Circuit decision were issued by the NRC staff for public comment in September 2013. The NRC is currently scheduled to address this issue by early October 2014.

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

Administrative Proceedings Regarding Watts Bar Unit 2.  In July 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Unit 2.  In November 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one contention, leaving one aquatic impact contention. In July 2013, SACE filed a motion to withdraw its aquatic impact contention.  The ASLB granted this motion.

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

National Environmental Policy Act Challenge at Gallatin Fossil Plant. To comply with the Environmental Agreements and the Mercury and Air Toxics Standards, TVA chose to reduce emissions at the Gallatin Fossil Plant by installing controls and an associated landfill. Pursuant to the National Environmental Policy Act ("NEPA"), TVA completed an Environmental Assessment in March 2013 to assess the impact of installing these emission controls. In April 2013, the Tennessee Environmental Council, Tennessee Scenic Rivers Association, Sierra Club, and Center for Biological Diversity filed suit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA when it decided to install additional emission controls and construct an associated landfill at the Gallatin Fossil Plant. Plaintiffs are demanding that TVA prepare an Environmental Impact Statement, and are asking the court to enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. This case has been transferred to the United States District Court for the Eastern District of Tennessee.

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  The matter was set for a hearing before the TN Board in February 2011, but has since been stayed by agreement of the parties.

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

Executive Overview

Sales were relatively flat for the three-month period ended March 31, 2014, and two percent lower for the six-month period ended March 31, 2014, as compared to the same periods of 2013. Sales to local power company customers of TVA ("LPCs") increased during the three-month and six-month periods ended March 31, 2014, as compared to the same periods of 2013, due to colder-than-normal weather. However, these increases were offset by a reduction in sales to industrial customers primarily driven by United States Enrichment Corporation ("USEC"), a subsidiary of the parent company, USEC, Inc., and historically TVA’s largest directly served customer, as USEC began ceasing operations in May 2013.

TVA had net income for the three-month and six-month periods ended March 31, 2014, of $295 million and $228 million, respectively, as compared with net income of $54 million and a net loss of $191 million for the same periods of 2013.

Revenue from the sales of electricity increased seven percent for the three months ended March 31, 2014, compared with the same period of the prior year. This was primarily due to a $158 million increase in base revenues resulting from colder-than-normal weather and to a lesser degree changes in TVA’s wholesale base rate approved by the TVA Board in August 2013. This increase was partially offset by a decrease in revenue from USEC. Revenue from the sales of electricity was flat for the six months ended March 31, 2014, compared with the same period of the prior year.

Operating and maintenance expenses decreased $83 million and $195 million, respectively, for the three-month and six-month periods ended March 31, 2014, as compared with the same periods of 2013, primarily due to the timing of refueling outages and other projects as well as cost savings initiatives undertaken by management. TVA continues to make operational changes to its generating fleet and to pursue cost reduction initiatives across all business units with a goal of keeping its rates competitive.

During the six months ended March 31, 2014, TVA made the strategic decision to use cash and cash equivalents of $1.1 billion to reduce long-term and short-term debt.

Recent inspections by the Nuclear Regulatory Commission ("NRC") determined that TVA has met all requirements in connection with the red finding for Browns Ferry Nuclear Plant ("Browns Ferry"), and the NRC has closed this finding. Additionally, the NRC has closed the hydrology issues at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar"), and these plants have returned to routine and baseline NRC inspection schedules. All six TVA nuclear reactors generated electricity at or near full power during the severe cold in January 2014, supporting the response from all segments of TVA’s generation and transmission system to provide electricity for heating homes and keeping essential services open across the Tennessee Valley.

During the second quarter of 2014, TVA completed a significant milestone in its cleanup of the ash spill at the Kingston Fossil Plant ("Kingston") with the completion of a seismically designed, underground retaining wall around the containment cell. In addition, TVA plans to finish the cap and cover of the containment cell by the end of 2014.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three and six months ended March 31, 2014, and 2013:

Sales of Electricity (millions of kWh)
	Three Months Ended March 31				Six Months Ended March 31
	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Local power companies	36,862	34,025	2,837	8.3%	69,543	64,687	4,856	7.5%
Industries directly served	4,309	7,447	(3,138)	(42.1)%	8,576	15,002	(6,426)	(42.8)%
Federal agencies and other	750	826	(76)	(9.2)%	1,580	1,722	(142)	(8.2)%
Total sales of electricity	41,921	42,298	(377)	(0.9)%	79,699	81,411	(1,712)	(2.1)%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2014 Actual	Normal(1)	Percent Variation	2013 Actual	Normal(1)	Percent Variation	2014 Actual	2013 Actual	Percent Change
Heating Degree Days
Three Months Ended March 31	2,144	1,812	18.3%	1,856	1,812	2.4%	2,144	1,856	15.5%
Six Months Ended March 31	3,498	3,115	12.3%	3,071	3,115	(1.4)%	3,498	3,071	13.9%

Cooling Degree Days
Three Months Ended March 31	1	12	(91.7)%	6	12	(50.0)%	1	6	(83.3)%
Six Months Ended March 31	92	79	16.5%	38	79	(51.9)%	92	38	142.1%
Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 377 million kilowatt hours ("kWh") for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013. Partially offsetting this decrease in sales to industries directly served was an increase in sales to LPCs due primarily to 16 percent more heating degree days than the same period in the prior year.

Sales of electricity decreased 1.7 billion kWh for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013. Partially offsetting this decrease in sales to industries directly served was an increase in sales to LPCs due primarily to greater than normal heating degree days as a result of a colder winter during the six months ended March 31, 2014, as compared to fewer than normal heating degree days for the six months ended March 31, 2013.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2014, and 2013:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2014	2013	Percent Change	2014	2013	Percent Change
Operating revenues	$2,938	$2,741	7.2%	$5,320	$5,320	—%
Operating expenses	2,362	2,380	(0.8)%	4,526	4,903	(7.7)%
Operating income	576	361	59.6%	794	417	90.4%
Other income, net	13	11	18.2%	27	26	3.8%
Interest expense, net	294	318	(7.5)%	593	634	(6.5)%
Net income (loss)	$295	$54	446.3%	$228	$(191)	219.4%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2014, and 2013, consisted of the following:

Operating Revenues
	Three Months Ended March 31			Six Months Ended March 31
	2014	2013	Percent Change	2014	2013	Percent Change
Electricity sales
Local power companies	$2,668	$2,350	13.5%	$4,834	$4,539	6.5%
Industries directly served	193	323	(40.2)%	342	645	(47.0)%
Federal agencies and other	40	36	11.1%	75	74	1.4%
Electricity sales	2,901	2,709	7.1%	5,251	5,258	(0.1)%
Other revenue	37	32	15.6%	69	62	11.3%
Total operating revenues	$2,938	$2,741	7.2%	$5,320	$5,320	—%

Operating revenues increased $197 million and remained flat in the three and six months ended March 31, 2014, respectively, compared to the three and six months ended March 31, 2013, due to the following:

	Three Month Change	Six Month Change
Fuel cost recovery	$34	$(221)
Base revenue	158	219
Other	5	2
Total	$197	$—

Operating revenues increased $197 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to a $158 million increase in base revenue and a $34 million increase in fuel cost recovery. The $158 million increase in base revenue was primarily the result of higher sales volume to LPCs and the non-fuel base rate increase that became effective October 1, 2013. These items were partially offset by lower sales volume to industries directly served, which largely resulted from a decrease in demand by USEC. The $34 million increase in fuel cost recovery was largely attributable to higher fuel rates, which resulted from the use of more expensive generation resources.

Operating revenues were flat for the six months ended March 31, 2014, compared to the six months ended March 31, 2013, as a $221 million decrease in fuel cost recovery was almost entirely offset by a $219 million increase in base revenue. The $221 million decrease in fuel cost recovery was attributable to lower fuel rates, which resulted from the use of less expensive generation resources. The $219 million increase in base revenue was primarily the result of higher sales volume to LPCs and the non-fuel base rate increase that became effective October 1, 2013. These items were partially offset by a decrease in sales volume to industries directly served, which largely resulted from a decrease in demand by USEC.

TVA's wholesale rate structure provides price signals intended to encourage LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. Under the revised wholesale structure, weather can positively or negatively impact both volume and effective rates, while only volume was impacted under the former wholesale structure. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. The rate structure also establishes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2014, and 2013, consisted of the following:

Operating Expenses
	Three Months Ended March 31			Six Months Ended March 31
	2014	2013	Percent Change	2014	2013	Percent Change
Fuel	$663	$672	(1.3)%	$1,206	$1,466	(17.7)%
Purchased power	313	288	8.7%	564	533	5.8%
Operating and maintenance	793	876	(9.5)%	1,600	1,795	(10.9)%
Depreciation and amortization	453	408	11.0%	894	836	6.9%
Tax equivalents	140	136	2.9%	262	273	(4.0)%
Total operating expenses	$2,362	$2,380	(0.8)%	$4,526	$4,903	(7.7)%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended March 31				Six Months Ended March 31
	2014		2013		2014		2013
	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply
Coal-fired	16,936	40%	14,648	34%	29,292	36%	32,299	39%
Nuclear	13,576	32%	13,151	31%	27,217	33%	23,740	29%
Hydroelectric	4,304	10%	5,606	13%	8,741	11%	9,019	11%
Natural gas and/or oil-fired	2,765	6%	3,873	9%	5,763	7%	7,683	9%
Renewable resources (non-hydro)	—	—%	1	—%	2	—%	5	—%
Total TVA-operated generation facilities	37,581	88%	37,279	87%	71,015	87%	72,746	88%
Purchased power	5,144	12%	5,707	13%	10,190	13%	10,070	12%
Total power supply	42,725	100%	42,986	100%	81,205	100%	82,816	100%

Fuel expense decreased $9 million for the three months ended March 31, 2014, as compared to the same period of the prior year, primarily due to the timing of the fuel cost recovery mechanism. The fuel cost recovery mechanism provides a means to regularly adjust rates in order to reflect changing fuel and purchased power costs, including realized gains and losses relating to fuel commodity hedging transactions under TVA’s financial trading program ("FTP"). See Note 14 — Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost recovery mechanism. This difference is recorded as a regulatory asset or liability and represents over-collected revenues (regulatory liabilities) or under-collected revenues (regulatory assets). As a result of this treatment, eligible fuel expenses are correctly matched to the related revenue on the statements of operations. For the three months ended March 31, 2014, the fuel cost recovery mechanism decreased fuel expense by $74 million, as compared to the same period of the prior year. In addition, the regulatory asset balance for the fuel cost adjustment receivable was $133 million at March 31, 2014, compared to $13 million at March 31, 2013. Balances in the fuel cost receivable regulatory asset account represent under-collected revenues that will offset fuel and purchased power costs as the costs are recovered in fuel rates in a future period. Partially offsetting the decrease in fuel expense resulting from the timing of the fuel cost recovery mechanism was an increase in fuel expense of $34 million due to increased volume of fuel consumed, primarily due to a 16 percent increase in coal-fired generation, compared to the same period of the prior year. Additionally, higher fuel prices contributed to an increase in fuel expense of $31 million, largely due to higher prices for natural gas, as compared to the same period of the prior year.

Purchased power expense increased $25 million for the three months ended March 31, 2014, as compared to the same period of the prior year, primarily due to higher market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. The average Henry Hub natural gas spot price for the three months ended March 31, 2014, was $5.05 per mmBtu, which was 45 percent higher than the average price for the same period of the prior year. Partially offsetting the increase in the price of purchased power was a 10 percent decrease in the volume of power purchased.

Operating and maintenance expense decreased $83 million for the three months ended March 31, 2014, compared with the same period of the prior year. This decrease was primarily attributable to cost savings initiatives undertaken by management including a $33 million decrease in contract labor and $24 million decrease in materials and supplies. See Key Initiatives and Challenges — Cost Reduction Initiatives. In addition, pension and post-retirement financing and service cost decreased $17 million due to an increase in the discount rate.

Depreciation and amortization expense increased $45 million for the three months ended March 31, 2014, compared with the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled.

Tax equivalents expense increased $4 million during the three months ended March 31, 2014, compared to the same period of the prior year. This increase primarily reflects an increase in the accrued tax equivalent expense related to the FCA. The accrued tax equivalent expense is equal to five percent of the FCA revenues and increased for the three months ended March 31, 2014, as compared to the same period of the prior year.

Fuel expense decreased $260 million for the six months ended March 31, 2014, as compared to the same period of the prior year, primarily due to the timing of the fuel cost recovery mechanism and the utilization of less expensive generation resources. For the six months ended March 31, 2014, the fuel cost recovery mechanism decreased fuel expense by $152 million as compared to the same period of the prior year. As a result of fewer nuclear outages during the six months ended March 31, 2014, compared to the same period of the prior year, nuclear generation increased by 15 percent. Due to the utilization of less expensive nuclear generation, TVA reduced generation of its more expensive coal-fired and gas-fired generation resources, resulting in a decrease of fuel expense of $75 million for the six months ended March 31, 2014, as compared to the same period of the prior year. Additionally, a reduction in sales volume of two percent caused a decrease in fuel expense of $33 million.

Purchased power expense increased $31 million for the six months ended March 31, 2014, as compared to the same period of the prior year, primarily due to higher market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. The average Henry Hub natural gas spot price for the six months ended March 31, 2014, was $4.44 per mmBtu, which was 29 percent higher than the average price for the same period of the prior year. Partially offsetting the increase in the price of purchased power expense was a decrease in expense related to the fuel cost recovery mechanism.

Operating and maintenance expense decreased $195 million for the six months ended March 31, 2014, compared with the same period of the prior year. This decrease was primarily attributable to a $100 million decrease in expenses related to planned nuclear refueling outages as well as a decrease in outage projects and scheduled maintenance during the six months ended March 31, 2014, as compared with the same period of the prior year. In addition, pension and post-retirement financing and service cost decreased $25 million due to an increase in the discount rate. The remaining $70 million decrease is primarily a result of cost savings initiatives undertaken by management. See Key Initiatives and Challenges — Cost Reduction Initiatives.

Depreciation and amortization expense increased $58 million for the six months ended March 31, 2014, compared with the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled.

Tax equivalents expense decreased $11 million in the six months ended March 31, 2014, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2013 compared to 2012.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2014, and 2013, were as follows:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2014	2013	Percent Change	2014	2013	Percent Change
Interest Expense(1)
Interest expense	$336	$359	(6.4)%	$675	$714	(5.5)%
Allowance for funds used during construction and nuclear fuel expenditures	(42)	(41)	2.4%	(82)	(80)	2.5%
Net interest expense	$294	$318	(7.5)%	$593	$634	(6.5)%

	2014	2013	Percent Change	2014	2013	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.603%	5.777%	(3.0)%	5.590%	5.767%	(3.1)%
Long-term debt of variable interest entities	4.604%	4.875%	(5.6)%	4.601%	4.875%	(5.6)%
Membership interests subject to mandatory redemption	7.180%	—	100.0%	7.033%	—	100.0%
Discount notes	0.036%	0.085%	(57.6)%	0.050%	0.104%	(51.9)%
Blended	5.166%	5.498%	(6.0)%	5.121%	5.455%	(6.1)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $24 million for the three months ended March 31, 2014, as compared to the same period of the prior year. This decrease was attributable to a decrease in both the average balance and average interest rate of TVA’s outstanding debt.

Net interest expense decreased $41 million for the six months ended March 31, 2014, as compared to the same period of the prior year. This decrease was attributable to a decrease in both the average balance and average interest rate of TVA’s outstanding debt.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At March 31, 2014, TVA had $23.7 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $71 million and net discount on sale of the amount of outstanding Bonds of $82 million). Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limitation, including lease financings, could provide supplementary funding if needed. See Lease Financings below and Note 8. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at March 31, 2014, the long-term debt of two variable interest entities. See Lease Financings below and Note 12 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31 2014	Three Months Ended March 31 2014	Six Months Ended March 31 2014	At March 31 2013	Three Months Ended March 31 2013	Six Months Ended March 31 2013
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,691	$1,718	$1,924	$2,045	$1,098	$1,239
Weighted Average Interest Rate
Discount Notes	0.054%	0.036%	0.050%	0.090%	0.085%	0.104%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,950	$2,442	N/A	$2,045	$2,045

In October 2013, one credit rating agency placed the ratings on the United States sovereign debt on rating watch negative, and subsequently placed TVA's rating on rating watch negative. Rating watch is typically event driven, while the negative status indicates a heightened probability of a downgrade. In March 2014, the agency removed the rating watch negative on the ratings on United States sovereign debt and changed the outlook to stable, and subsequently removed the rating watch negative on TVA’s rating and changed the outlook to stable.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2014 and has a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

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

Summary of Long-Term Credit Facilities At March 31, 2014 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.2	$—	$0.8
December 2017	1.0	0.1	—	0.9
April 2018	0.5	0.5	—	—
Total	$2.5	$0.8	$—	$1.7

In April 2014, UBS AG, Stamford Branch, assigned all of its rights and obligations under the $1.0 billion credit facility that matures in December 2017 to Sumitomo Mitsui Banking Corporation.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 8. TVA may seek to enter into similar arrangements in the future, but has no immediate plans to do so.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the six months ended March 31, 2014, and 2013, follows:

Summary Cash Flows
	Six Months Ended March 31
	2014	2013
Cash provided by (used in):
Operating activities	$1,426	$1,148
Investing activities	(1,374)	(1,204)
Financing activities	(1,148)	107
Net (decrease) increase in cash and cash equivalents	$(1,096)	$51

Operating

Net cash flow provided by operating activities increased by $278 million for the six months ended March 31, 2014, compared to the same period in the prior year, due primarily to the increase in net income from operations as a result of TVA’s continued efforts to improve cost management, working capital, and operational performance in addition to the recovery of $161 million in insurance proceeds related to the Kingston ash spill.  These increases in cash flow provided by operating activities were partially offset by an increase of $126 million in pension contributions.

Investing

The majority of TVA’s investing cash flows are due to investments in property, plant, and equipment for new generating assets and existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities increased $170 million in the six months ended March 31, 2014, compared to the same period in the prior year. The increase was primarily related to the ongoing work on Watts Bar Unit 2 and transmission and clean air projects for the six months ended March 31, 2014.

Financing

Net cash flows used in financing  was over $1.1 billion for the six months ended March 31, 2014, compared to $107 million net cash flows provided by financing for the six months ended March 31, 2013.  The increase in cash flows used in financing was due primarily to net redemptions of debt of $1.1 billion during the six months ended March 31, 2014, as compared to net issuances of debt of $211 million during the six months ended March 31, 2013.  This $1.3 billion change in net issuance and redemptions of debt was primarily due to TVA’s strategic decision to use cash on hand to reduce debt and meet funding needs in the six months ended March 31, 2014.

Cash Requirements and Contractual Obligations

TVA has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA's estimates of future payments at March 31, 2014.

Commitments and Contingencies Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Debt(2)	$1,719	$1,032	$32	$1,555	$1,682	$17,728	$23,748
Interest payments relating to debt	615	1,192	1,147	1,133	1,044	17,957	23,088
Debt of VIEs	15	32	33	35	36	1,175	1,326
Interest payments relating to debt of VIEs	31	60	58	58	56	747	1,010
Lease obligations
Capital	3	6	6	6	6	60	87
Non-cancelable operating	20	35	33	32	27	88	235
Purchase obligations
Power	113	206	222	231	233	3,734	4,739
Fuel	751	1,231	788	451	517	1,919	5,657
Other	230	205	185	188	189	1,616	2,613
Environmental Agreements	61	62	65	44	4	—	236
Membership interest of VIE subject to mandatory redemption	1	2	2	2	2	30	39
Interest payments related to membership interests of VIE subject to mandatory redemption	2	3	3	2	2	16	28
Flood response commitment to NRC	11	36	1	—	—	—	48
Litigation settlements	6	2	—	—	—	—	8
Environmental cleanup costs-Kingston ash spill	50	68	—	—	—	—	118
Payments on other financings	34	104	104	104	104	401	851
Payments to U.S. Treasury
Return of Power Program Appropriation Investment	10	—	—	—	—	—	10
Return on Power Program Appropriation Investment	5	8	8	8	8	93	130
Retirement Plan(3)	124	215	—	—	—	—	339
Total	$3,801	$4,499	$2,687	$3,849	$3,910	$45,564	$64,310
Notes
(1) Period April 1 – September 30, 2014
(2) Does not include noncash items of foreign currency exchange loss of $71 million and net discount on sale of Bonds of $82 million.
(3) Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2015 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2015. See Note 17.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Energy Prepayment Obligations	$50	$100	$100	$100	$100	$10	$460
Note
(1)  Period April 1 – September 30, 2014

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of March 31, 2014, the total carrying amount of the loans receivable, net of discount, was approximately $151 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $186 million. See Note 6 and Note 10 for additional information.

Liquidity Challenges Related to Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant, the NRC has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, have been completed. Flooding and seismic re-evaluations to determine any further plant modifications are scheduled for completion in mid-2015.

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

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of certain hydrology issues associated with Watts Bar and Sequoyah (in addition to the flooding concerns related to TVA's dams described above). The NRC inspected TVA's corrective actions associated with the violations related to hydrology and flooding in December 2013. The NRC inspection did not identify any significant concerns. The NRC closed its inquiry into these violations in the second quarter of 2014.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. The project team has shifted its focus from large-scale construction to completion and testing of individual plant systems. TVA plans to bring Watts Bar Unit 2 into commercial operation by December 2015.

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

Challenges to the project include completing complex work and required documentation; reverification of previously completed systems; completion of open vessel testing; addressing emergent work identified during testing, as well as emergent licensing issues; and successfully transitioning the site into dual-unit operation.

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

Key Initiatives and Challenges

Generation Resources

Nuclear Generation. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure. The NRC concluded that the valve failure, and TVA's inability to identify the failure, was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process. As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight. A series of intensive inspections and assessments began in the fall of 2011. In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC and in February 2013, TVA notified the NRC that Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). The NRC completed this inspection and specified 10 actions that needed to be completed by November 2013 as well as additional longer-term actions that must be completed between May and December of 2014. The 10 actions due by November 2013 were completed as scheduled. The NRC conducted additional inspections in December 2013 to review TVA's completion of the November 2013 actions and on January 30, 2014, the NRC announced the results of its inspections. The NRC concluded that the requirements for closure of all 10 Tier 1 commitments had been met, and the NRC closed the red finding. Browns Ferry Unit 1 will continue to have escalated oversight until two performance indicators on safety systems return to the normal band.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced in part by the two environmental agreements reached in April 2011 (the "Environmental Agreements") and by the cost of adding emission control equipment to existing units. See Note 18 — Legal Proceedings — Environmental Agreements. Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units. As of March 31, 2014, TVA had retired four coal-fired units with a summer net capability of 574 megawatts ("MW"). Additionally, TVA had idled 14 coal-fired units with a summer net capability of 2,170 MW as of March 31, 2014.

At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired facility at the Paradise Fossil Plant ("Paradise") site and subsequent retirement of Paradise coal-fired Units 1 and 2. Paradise Unit 3, a coal-fired unit, would continue to be operated. Additionally, the TVA Board approved the retirement of Colbert Units 1-5 no later than June 30, 2016, as well as the retirement of Widows Creek Unit 8 in the future. TVA is currently evaluating options for idling, controlling, or replacing its Allen Fossil Plant ("Allen") and anticipates completing its evaluation in 2014.

Status of Other Generation Units. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. All four units have subsequently completed maintenance overhauls to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables which convey power out of the facility, resulting in TVA limiting service to three units until resolved. As of March 31, 2014, three of the four Raccoon Mountain units were in service. A return to service date for the fourth unit has not been established.

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

TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization.  TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions will necessarily result from this process. The evaluation of staffing levels will take into account attrition, elimination of open positions, and retirements in order to minimize the impact on current personnel. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. As of March 31, 2014, TVA had accrued $25 million related to estimated future severance payments. See Note 3.

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

TVA is planning to convert its wet ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of March 31, 2014, $546 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged.

Transmission Issues. TVA anticipates expenditures to increase as a result of both new and evolving compliance regulations.  On October 17, 2013, the North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning Reliability Standards.  TVA began preliminary work in 2006, and is now evaluating the final version of these standards.  Costs to comply with these standards are expected to be significant.

On November 21, 2013, Federal Energy Regulatory Commission ("FERC") approved NERC Critical Infrastructure Protection ("CIP") Version 5 Reliability Standards ("Version 5"). Version 5 does not add or remove any substantial requirements; however, it does significantly increase the number of sites within the scope of these standards.  The effective compliance date is April 2016. Costs for compliance with these standards cannot be estimated at this time.

On March 7, 2014, FERC issued an order for the development of new physical security standards that will mandate the identification and protection of transmission substations and their associated primary control centers.  This new standard, NERC CIP-014-1— Physical Security, is currently being drafted and is expected to be filed with applicable regulatory authorities no later than June 5, 2014. Costs for compliance with this standard cannot be estimated at this time.

In addition, FERC recently issued orders for the development of new geomagnetic disturbance standards. The effects of another high impact, low frequency event, — the widespread electromagnetic pulse resulting from a high altitude initiation of a nuclear device — are also receiving increased attention and may also be the subject of future regulation.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety. One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. TVA is currently performing reassessments of its assets. These assessments include material sampling of the dam and foundational structures and detailed engineering analysis. As of March 31, 2014, TVA had completed 19 assessments. Assessments on the remaining 30 dam projects are scheduled to be completed by the fourth quarter of 2017. Nine of the remaining 30 dam assessments are scheduled to be completed in 2014. To date TVA has spent $32 million, and TVA expects to spend an additional $70 million on these assessments.

It is expected that projects will be identified during these assessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process. Projects are already underway on embankments at Cherokee, Watts Bar, Tellico, and Fort Loudoun Dams to provide additional dam protection at predicted probable maximum flood conditions. Projects are also started at Cherokee and Douglas Dams to improve concrete dam stability.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW whose emissions are not required to be reported to the Environmental Protection Agency ("EPA")) have been reduced from historically high peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 91 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 95 percent below 1977 levels through CY 2013. For CY 2013, TVA’s emission of carbon dioxide ("CO2") from its sources was 72 million tons, a 32 percent reduction from 2005 levels. This includes 279 tons from units rated at less than 25 MWs whose emissions are not required to be reported to the EPA. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a CY basis.

Mercury and Air Toxic Standards for Electric Utility Units

Effective April 16, 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA may choose to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The rule is expected to be the primary driver of additional emission controls for TVA's coal-fired plants over the next few years. The rule has been challenged in court, and was upheld by the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").

Cross State Air Pollution Rule.

In July 2011, the EPA announced the final Cross State Air Pollution Rule ("CSAPR"). This rule was to replace the existing Clean Air Interstate Rule ("CAIR"), effective January 1, 2012. CSAPR was to regulate SO2 and NOx emissions from upwind states that are negatively impacting ozone and fine particulate air quality in downwind states. The rule would have required greater SO2 and NOx reductions than those achieved under CAIR.  CSAPR was vacated by the D.C. Circuit on August 21, 2012. However, on April 29, 2014, the U.S. Supreme Court issued an opinion reversing the D.C. Circuit, remanding the rule back to the lower court for further proceedings consistent with the Supreme Court’s opinion.  Upon completion of the remand proceedings, CSAPR may get reinstated in its original form or a revised form.  Alternatively, the EPA may embark on the development of a new transport rule to address attainment of the 8-hour ozone standard.  Any such revised or new CSAPR rule should not have a significant impact on TVA because of the changes that TVA has made to its generation mix and the controls that TVA is installing on coal-fired units to comply with the new Mercury and Air Toxic Standards.  CAIR is expected to remain in place in the interim, pending the completion of the remand proceedings.

Climate Action Plan

               To strengthen the Administration's efforts to increase government-wide energy efficiency and sustainability and implement goals in the President’s June 2013 Climate Action Plan, a Presidential Memorandum was issued on December 5, 2013 directing the federal government to consume 20 percent of electricity from renewable sources by 2020, to the extent economically feasible and technically practicable. The new renewable energy consumption goals are 10 percent by 2015, 15 percent by 2016, 17.5 percent by 2018, and 20 percent by 2020. To date, TVA has achieved an agency renewable energy use rate of 9.4 percent, which exceeds the Energy Policy Act goal of 7.5 percent by 2013. TVA uses renewable energy from improvements to hydroelectric facilities and other sources as low-cost ways to meet these renewable energy requirements. TVA is on track to achieve the 2020 goal of 20 percent renewable energy use.

Petition to Expand the Ozone Transport Region

On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition to the EPA requesting that nine states, including Kentucky and Tennessee, be added to the OTR. TVA is unable to predict the outcome of the petition at this time. Should the petition be granted, additional controls may be required on existing electric generating units and other sources in the additional states. New and modified sources would have to install state of the art controls and meet other requirements as well.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At March 31, 2014 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2014+	$16
Coal combustion residual conversion and remediation(3)	2014-2023	$1,400
Proposed clean air projects(4)	2014-2022	$1,200
Clean Water Act requirements(5)	2014-2022	$400

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $272 million with respect to Legal Proceedings as of March 31, 2014. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Legislative and Regulatory Matters

In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act, 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases to all senior executives. On March 26, 2013, legislation that extended the federal pay freeze through December 31, 2013 became law. TVA officers were subject to this freeze, and TVA continued compliance with the freeze for managers, specialists, and non-represented employees until it expired on December 31, 2013. The federal salary freeze did not apply to TVA's represented employees, whose salary increases are governed by the terms of collective bargaining agreements; certain promotions and changes in positions; and other forms of non-salary compensation such as lump-sum and incentive-based awards.

Compensation Matters

On February 28, 2014, the President and Chief Executive Officer ("CEO") approved the TVA Long-Term Retention Incentive Plan ("LTRIP").  LTRIP is designed to (1) provide retention-based long-term incentives to TVA officers and key managers who have the ability to directly impact TVA's long-term strategic objectives and (2) provide a competitive level of total compensation.  Awards granted under the LTRIP are at the discretion of the Board or the CEO and are based, in part, on personal performance evaluation, talent assessment, retention risk, and other business considerations.  Each award represents the right of a participant to receive a lump sum cash payment, subject to vesting, in the amount determined by the Board or the CEO.  At this time, no employees have been selected to participate in the LTRIP, and no awards have been granted under the LTRIP.

Off-Balance Sheet Arrangements

At March 31, 2014, TVA had no off-balance sheet arrangements.

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

Corporate Governance

At its February 13, 2014, Board meeting, members of the TVA Board of Directors selected Joe H. Ritch as chairman-elect to succeed William B. Sansom when Mr. Sansom’s term ends on May 18, 2014.

Other Matters

On March 4, 2014, President Obama submitted the Fiscal Year 2015 Budget of the U.S. Government (the “Budget”) to Congress. The Budget contains the following language regarding TVA:

Reforming TVA. Since its creation in the 1930s during the Great Depression, the federally owned and operated TVA has been producing electricity and managing natural resources for a large portion of the Southeastern United States. TVA’s power service territory includes most of Tennessee and parts of Alabama, Georgia, Kentucky, Mississippi, North Carolina, and Virginia, covering 80,000 square miles and serving more than nine million people. TVA is a self-financing Government corporation, funding operations through electricity sales and bond financing. The 2014 President’s Budget announced the Administration’s intentions to undertake a strategic review of options for addressing TVA’s financial situation, including the possible divestiture of TVA. Since then, TVA has undergone a major internal review and taken significant steps to improve its future operating and financial performance. In addition, TVA has committed to resolve its capital financing constraints. The Administration supports TVA’s ongoing operating and financial initiatives and intends to closely monitor TVA’s performance. The Administration continues to believe that reducing or eliminating the Federal Government’s role in programs such as TVA, which have achieved their original objectives, can help mitigate risk to taxpayers. The Administration recognizes the important role TVA serves in the Tennessee Valley and stands ready to work with the Congress and TVA’s stakeholders to explore options to end Federal ties to TVA, including alternatives such as a transfer of ownership to State or local stakeholders.

Under the Nuclear Waste Policy Act of 1982, generators of nuclear energy are required to pay a fee of one-tenth of a cent per kilowatt-hour into the Department of Energy ("DOE") nuclear waste fund.  TVA’s annual payment into this fund have ranged from $50 million to $55 million in recent years.  In November 2013, the D.C. Circuit ordered the DOE to stop collecting nuclear waste fees until either (1) DOE complies with the Nuclear Waste Policy Act of 1982 or (2) the U.S. Congress enacts an alternative waste management plan.  In accordance with the court’s order, DOE has submitted a proposal to the U.S. Congress to change the fee to zero. The proposal is pending before the U.S. Congress and will become effective after 90 days of legislative session from the time of submittal unless the U.S. Congress enacts legislation that impacts the proposed fee change.  In January 2014, DOE filed a petition seeking rehearing en banc of the D.C. Circuit’s November 2013 decision, and in March 2014, the D.C. Circuit rejected DOE’s petition.  The ultimate outcome of this matter cannot be determined at this time, and TVA is continuing to make the required payments to DOE’s nuclear waste fund.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2014.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1	TVA's Bylaws adopted by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, and February 13, 2014

10.1	Long-Term Retention Incentive Plan

10.2
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012

10.3
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC

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

Date:	May 5, 2014		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson______________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III _____________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	TVA's Bylaws adopted by the TVA Board on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, and February 13, 2014

10.1	Long-Term Retention Incentive Plan

10.2
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012

10.3
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC

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