Form 10-Q
period 2014-06-30
Tennessee Valley Authority
filed 2014-08-05
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	43
Liquidity and Capital Resources............................................................................................................................................	48
Key Initiatives and Challenges..............................................................................................................................................	52
Environmental Matters..........................................................................................................................................................	54
Legal Proceedings................................................................................................................................................................	56
Compensation Matters..........................................................................................................................................................	56
Off-Balance Sheet Arrangements.........................................................................................................................................	56
Critical Accounting Policies and Estimates...........................................................................................................................	56
New Accounting Standards and Interpretations....................................................................................................................	56
Corporate Governance..........................................................................................................................................................	56
Other Matters........................................................................................................................................................................	57

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	57

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	57
Disclosure Controls and Procedures......................................................................................................................................	57
Changes in Internal Control over Financial Reporting............................................................................................................	57

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	58

ITEM 1A. RISK FACTORS...........................................................................................................................................................	58

ITEM 6. EXHIBITS.......................................................................................................................................................................	59

SIGNATURES...............................................................................................................................................................................	60

EXHIBIT INDEX............................................................................................................................................................................	61

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost-of-living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter

QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco, LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Board of Water Quality, Oil, and Gas
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets, including Watts Bar Unit 2;

•	Weather conditions;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013
Operating revenues
Sales of electricity	$2,618	$2,572	$7,869	$7,830
Other revenue	33	30	102	92
Total operating revenues	2,651	2,602	7,971	7,922
Operating expenses
Fuel	698	652	1,904	2,118
Purchased power	279	263	843	796
Operating and maintenance	880	866	2,480	2,662
Depreciation and amortization	463	412	1,357	1,248
Tax equivalents	133	131	395	404
Total operating expenses	2,453	2,324	6,979	7,228
Operating income	198	278	992	694
Other income (expense), net	10	10	37	36
Interest expense
Interest expense	334	343	1,009	1,057
Allowance for funds used during construction and nuclear fuel expenditures	(45)	(43)	(127)	(124)
Net interest expense	289	300	882	933
Net income (loss)	$(81)	$(12)	$147	$(203)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2014	2013	2014	2013

Net income (loss)	$(81)	$(12)	$147	$(203)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	1	9	23	(7)
Reclassification to earnings from cash flow hedges	(26)	(1)	(55)	57
Total other comprehensive income (loss)	$(25)	$8	$(32)	$50
Total comprehensive income (loss)	$(106)	$(4)	$115	$(153)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	June 30, 2014	September 30, 2013
Current assets	(Unaudited)
Cash and cash equivalents	$505	$1,602
Restricted cash and investments	—	33
Accounts receivable, net	1,550	1,567
Inventories, net	1,063	1,091
Regulatory assets	566	561
Other current assets	70	52
Total current assets	3,754	4,906

Property, plant, and equipment
Completed plant	47,243	47,073
Less accumulated depreciation	(24,233)	(23,157)
Net completed plant	23,010	23,916
Construction in progress	5,624	4,704
Nuclear fuel	1,275	1,256
Capital leases	59	47
Total property, plant, and equipment, net	29,968	29,923

Investment funds	1,903	1,701

Regulatory and other long-term assets
Regulatory assets	8,566	9,131
Other long-term assets	504	445
Total regulatory and other long-term assets	9,070	9,576

Total assets	$44,695	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2014	September 30, 2013
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,722	$1,627
Environmental cleanup costs - Kingston ash spill	82	102
Accrued interest	312	378
Current portion of leaseback obligations	75	69
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	181	212
Short-term debt, net	1,759	2,432
Current maturities of power bonds	1,032	32
Current maturities of long-term debt of variable interest entities	31	30
Total current liabilities	5,294	4,982

Other liabilities
Post-retirement and post-employment benefit obligations	5,410	5,348
Asset retirement obligations	3,067	3,472
Other long-term liabilities	1,911	1,861
Leaseback obligations	617	692
Energy prepayment obligations	335	410
Environmental cleanup costs - Kingston ash spill	—	67
Regulatory liabilities	2	1
Total other liabilities	11,342	11,851

Long-term debt, net
Long-term power bonds, net	21,012	22,315
Long-term debt of variable interest entities	1,295	1,311
Total long-term debt, net	22,307	23,626

Total liabilities	38,943	40,459

Proprietary capital
Power program appropriation investment	261	268
Power program retained earnings	4,917	4,767
Total power program proprietary capital	5,178	5,035
Nonpower programs appropriation investment, net	603	609
Accumulated other comprehensive income (loss)	(29)	3
Total proprietary capital	5,752	5,647

Total liabilities and proprietary capital	$44,695	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the nine months ended June 30
 (in millions)

	2014	2013
Cash flows from operating activities
Net income (loss)	$147	$(203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,391	1,280
Amortization of nuclear fuel cost	205	186
Non-cash retirement benefit expense	429	467
Prepayment credits applied to revenue	(75)	(77)
Fuel cost adjustment deferral	(91)	93
Fuel cost tax equivalents	1	2
Environmental cleanup costs – Kingston ash spill – non cash	51	54
Changes in current assets and liabilities
Accounts receivable, net	15	169
Inventories and other, net	33	(58)
Accounts payable and accrued liabilities	22	(258)
Accrued interest	(66)	(52)
Regulatory assets costs	(49)	(8)
Pension contributions	(132)	(6)
Environmental cleanup costs – Kingston ash spill	(65)	(81)
Insurance recoveries	175	5
Other, net	(4)	(35)
Net cash provided by operating activities	1,987	1,478
Cash flows from investing activities
Construction expenditures	(1,694)	(1,510)
Nuclear fuel expenditures	(272)	(238)
Loans and other receivables
Advances	(3)	(4)
Repayments	5	7
Other, net	3	—
Net cash used in investing activities	(1,961)	(1,745)
Cash flows from financing activities
Long-term debt
Issues of power bonds	—	1,080
Redemptions and repurchases of power bonds	(363)	(1,417)
Redemptions of variable interest entities	(15)	(6)
Short-term debt issues (redemptions), net	(674)	887
Payments on leases and leasebacks	(70)	(78)
Financing costs, net	—	(7)
Payments to U.S. Treasury	(10)	(19)
Other, net	9	(61)
Net cash (used in) provided by financing activities	(1,123)	379
Net change in cash and cash equivalents	(1,097)	112
Cash and cash equivalents at beginning of period	1,602	868
Cash and cash equivalents at end of period	$505	$980
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2014 and 2013
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at March 31, 2013 (unaudited)	$278	$4,302	$616	$(32)	$5,164
Net income (loss)	—	(9)	(3)	—	(12)
Total other comprehensive income (loss)	—	—	—	8	8
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(5)	—	—	—	(5)
Balance at June 30, 2013 (unaudited)	$273	$4,292	$613	$(24)	$5,154

Balance at March 31, 2014 (unaudited)	$263	$4,997	$605	$(4)	$5,861
Net income (loss)	—	(79)	(2)	—	(81)
Total other comprehensive income (loss)	—	—	—	(25)	(25)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(2)	—	—	—	(2)
Balance at June 30, 2014 (unaudited)	$261	$4,917	$603	$(29)	$5,752
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2014 and 2013
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	(196)	(7)	—	(203)
Total other comprehensive income (loss)	—	—	—	50	50
Return on power program appropriation investment	—	(4)	—	—	(4)
Return of power program appropriation investment	(15)	$—	—	—	(15)
Balance at June 30, 2013 (unaudited)	$273	$4,292	$613	$(24)	$5,154

Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	153	(6)	—	147
Total other comprehensive income (loss)	—	—	—	(32)	(32)
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(7)	—	—	—	(7)
Balance at June 30, 2014 (unaudited)	$261	$4,917	$603	$(29)	$5,752
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

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the nine months ended June 30, 2014 in the Cash flows from operating activities section as $(14) million previously reported as Other, net was reclassified to $(8) million of Regulatory assets costs and $(6) million of Pension contributions. In addition, $5 million previously reported as Environmental cleanup costs — Kingston ash spill, net was reclassified to $5 million of Insurance recoveries.

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

The allowance for uncollectible accounts was $1 million at both June 30, 2014 and September 30, 2013 for accounts receivable. Additionally, loans receivable of $105 million and $73 million at June 30, 2014 and September 30, 2013, respectively, are included in Other long-term assets and reported net of allowances for uncollectible accounts of $10 million.

Depreciation

Depreciation expense was $391 million and $341 million for the three months ended June 30, 2014, and 2013, and $1.1 billion and $1.0 billion for the nine months ended June 30, 2014, and 2013, respectively. On November 14, 2013, TVA determined that Paradise Fossil Plant ("Paradise") Units 1 and 2 will be idled on March 31, 2017, and depreciation expense is being accelerated over the remaining useful life. This resulted in additional depreciation expense of $21 million and $34 million during the three and nine months ended June 30, 2014, respectively. It is expected that the decision to idle Paradise Units 1 and 2 on March 31, 2017, will increase depreciation expense by approximately $21 million for the remainder of 2014.

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to nuclear generating plants, fossil fuel-fired generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. These other property-related assets include, but are not limited to, easements and coal rights. Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation. Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 11 — Asset Retirement Obligations.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $160 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At June 30, 2014, TVA had paid out approximately $101 million for this program, and the obligation recorded was $16 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standards became effective for TVA on October 1, 2013.

Balance Sheet. In December 2011, the Financial Accounting Standards Board ("FASB") issued guidance that requires additional disclosures relating to the rights of offset or other netting arrangements of assets and liabilities that are presented on a net or gross basis in the consolidated balance sheets. In January 2013, FASB issued additional guidance to limit the scope of the new offsetting disclosure requirements to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions.  The guidance requires the disclosure of the gross amounts subject to offset, actual amounts offset in accordance with GAAP, and the related net exposure. These changes became effective for TVA on October 1, 2013, and have been applied on a retrospective basis. This guidance relates solely to enhanced disclosures in the notes to the consolidated financial statements and did not have an impact on TVA's financial condition, results of operations, or cash flows.

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

The following accounting standards have been issued, but as of June 30, 2014, were not effective and had not been adopted by TVA.

Revenue Recognition. In May 2014, the FASB issued a new revenue recognition standard that applies to revenue from contracts with customers. The standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard becomes effective for TVA on October 1, 2017, and allows for either a full retrospective or a modified retrospective application.  Early adoption of the standard is not permitted. TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures and the application method to be used.

Liabilities. In February 2013, FASB issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The standard becomes effective for TVA on October 1, 2014. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. TVA has evaluated the impact of adopting this guidance and expects no material impact on TVA's financial condition, results of operations, or cash flows.

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. During the three and nine months ended June 30, 2014, TVA recorded expense for probable estimated severance. These amounts are included in Accounts payable and accrued liabilities on the June 30, 2014 Consolidated Balance Sheet. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity
	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014
Severance cost liability at beginning of period	$32	$—
Liabilities incurred during the period	21	56
Actual costs paid during the period	(7)	(10)
Severance cost liability at end of period	$46	$46

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2014	At September 30, 2013
Power receivables	$1,484	$1,495
Other receivables	67	73
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,550	$1,567

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2014	At September 30, 2013
Materials and supplies inventory	$611	$620
Fuel inventory	479	494
Emission allowance inventory	13	14
Allowance for inventory obsolescence	(40)	(37)
Inventories, net	$1,063	$1,091

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2014	At September 30, 2013
EnergyRight® receivables	$119	$117
Unamortized debt issue cost of power bonds	65	75
Loans and other long-term receivables, net	105	73
Prepaid capacity payments	55	62
Restricted cash	56	—
Currency swap asset, net	15	28
Coal contract derivative assets	2	1
Other	87	89
Other long-term assets	$504	$445

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s Consolidated Balance Sheets. As of June 30, 2014 and September 30, 2013, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $33 million. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At June 30, 2014	At September 30, 2013
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	137	183
Environmental agreements	77	73
Environmental cleanup costs - Kingston ash spill	53	68
Fuel cost adjustment receivable	62	—
Total current regulatory assets	566	561

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	3,875	4,076
Unrealized losses on interest rate derivatives	898	808
Nuclear decommissioning costs	898	893
Environmental cleanup costs - Kingston ash spill	449	681
Non-nuclear decommissioning costs	577	571
Deferred nuclear generating units	1,308	1,438
Environmental agreements	139	189
Unrealized losses on commodity derivatives	112	139
Other non-current regulatory assets	310	336
Total non-current regulatory assets	8,566	9,131
Total regulatory assets	$9,132	$9,692

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$177	$176
Fuel cost adjustment liability	—	29
Unrealized gains on commodity derivatives	4	7
Total current regulatory liabilities	181	212

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	2	1
Total non-current regulatory liabilities	2	1
Total regulatory liabilities	$183	$213

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

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of June 30, 2014 and September 30, 2013, as reflected in the Consolidated Balance Sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At June 30, 2014	At September 30, 2013
Current liabilities of VIE
Accrued interest of VIE	$27	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	31	30
Total current liabilities of VIE	60	44
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	37	38
Long-term debt of VIE, net
Long-term debt of VIE	1,295	1,311
Total liabilities of VIE	$1,392	$1,393

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

As work continues to progress and more information is available, TVA will review its estimates and revise them as appropriate.  Amounts spent since the event through June 30, 2014, totaled $1.0 billion.  The remaining estimated liability at June 30, 2014, was $82 million and is included in Current liabilities.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining three excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA has successfully resolved two of these proceedings and is pursuing the third, which began in June 2014. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $267 million, of which $14 million and $175 million were received during the three and nine months ended June 30, 2014, respectively. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 18 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2014	At September 30, 2013
Interest rate swap liabilities	$1,289	$1,199
Environmental agreements liability	139	190
EnergyRight® purchase obligation	150	149
Coal contract derivative liabilities	53	35
Membership interests of VIE subject to mandatory redemption	37	38
Commodity swap derivative liabilities	18	36
Currency swap liabilities	2	15
Other	223	199
Total other long-term liabilities	$1,911	$1,861

TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s Consolidated Balance Sheets. As of June 30, 2014 and September 30, 2013, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $37 million. See Note 6 for information regarding the associated loans receivable.

11.  Asset Retirement Obligations

During the nine months ended June 30, 2014, TVA's total ARO liability decreased $352 million.

To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the license period of the nuclear plant, considering the probability of license extensions, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. Prior to June 30, 2014, TVA based its decommissioning cost estimates on cost elements prescribed by the Nuclear Regulatory Commission ("NRC") to dismantle and decommission the radioactive portion of each site with the assumption that decommissioning would occur within the first seven years after plant shut down, which approximates the DECON method of decommissioning. The DECON method requires that radioactive contamination is removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. On June 30, 2014, TVA recorded a change in estimate based on site-specific decommissioning cost studies. Additionally, TVA determined it appropriate to reflect an increase in the probability that certain of its nuclear operating licenses will be extended and that there is a probability that it will be able to delay ultimate decommissioning activities under a SAFSTOR method of decommissioning. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. As such, TVA ascribed probabilities to both the SAFSTOR and DECON methods of decommissioning in order to estimate its decommissioning obligation. Decommissioning cost studies will be updated for each of TVA’s nuclear units at least every five years.
Additionally, both the nuclear and non-nuclear liabilities were increased by periodic accretion. This was partially offset by ash area settlement projects that were conducted during the nine months ended June 30, 2014. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $30 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Asset Retirement Obligation Activity

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2013	$2,399	$1,089	$3,488
Settlements (ash storage areas)	—	(10)	(10)
Change in estimate as a result of nuclear site-specific studies	(471)	—	(471)
Change in estimate (ash storage areas)	—	(10)	(10)
Accretion (recorded as regulatory asset)	100	39	139
Balance at June 30, 2014	$2,028	$1,108	$3,136	(1)

Note
(1) The current portion of ARO in the amount of $69 million is included in Accounts payable and accrued liabilities at June 30, 2014.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2014, and September 30, 2013, consisted of the following:

Debt Outstanding
	At June 30, 2014	At September 30, 2013
Short-term debt
Short-term debt, net	$1,759	$2,432
Current maturities of long-term debt of variable interest entities	31	30
Current maturities of power bonds	1,032	32
Total current debt outstanding, net	2,822	2,494
Long-term debt
Long-term debt of variable interest entities	1,295	1,311
Long-term power bonds(1)	21,092	22,400
Unamortized discounts, premiums, and other	(80)	(85)
Total long-term debt, net	22,307	23,626
Total outstanding debt	$25,129	$26,120

Note
(1) Includes net exchange losses from currency transactions of $98 million at June 30, 2014 and $43 million at September 30, 2013.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2013, to June 30, 2014.

Debt Securities Activity
	Date	Amount	Interest Rate
Redemptions/Maturities(1)
electronotes®	First Quarter 2014	$4	3.56%
electronotes®	Second Quarter 2014	326	4.52%
electronotes®	Third Quarter 2014	3	3.14%
2009 Series A	November 2013	2	2.25%
2009 Series B	December 2013	1	3.77%
2009 Series A	May 2014	2	2.25%
2009 Series B	June 2014	25	3.77%
Total redemptions/maturities of power bonds		363
Variable interest entities	Second Quarter 2014	15	4.30%
Total redemptions/maturities of debt		$378
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2014 with a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $500 million credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At
June 30, 2014, and September 30, 2013, there were approximately $900 million and $800 million, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2014, and September 30, 2013, the outstanding lease/leaseback obligations were $692 million and $761 million, respectively.

13.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three and nine months ended

June 30, 2014, TVA reclassified $26 million and $55 million, respectively, of gains related to its cash flow hedges from AOCI to Interest expense. See Note 14.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2014	2013	2014	2013
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$1	$9	$23	$(7)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2014	2013	2014	2013
Currency swaps	$26	$1	$55	$(57)
Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $30 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended June 30(1)			Nine Months Ended June 30(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2014		2013	2014	2013
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—		$—	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—		(2)	—	(2)

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(6)	—	(21)	(29)	(99)

Note
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months and nine months ended June 30, 2014 and 2013.

Mark-to-Market Values of TVA Derivatives
	At June 30, 2014		At September 30, 2013
Derivatives that Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(2)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	64	Other long-term assets	51	Other long-term assets
£150 million Sterling	7	Other long-term assets	10	Other long-term assets

Derivatives that Do Not Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(946)	Other long-term liabilities	(886)	Other long-term liabilities
$476 million notional	(331)	Other long-term liabilities	(300)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(13)	Other long-term liabilities
Commodity contract derivatives	(150)	Other long-term assets $2; Other current assets $3; Other long-term liabilities $(54); Accounts payable and accrued liabilities $(101)	(141)	Other long-term assets $1; Other current assets $2; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(109)
Derivatives under FTP(1)	(90)	Other current assets $(56); Other long-term liabilities $(18); Accounts payable and accrued liabilities $(16)	(166)	Other current assets $(97); Other long-term liabilities $(36); Accounts payable and accrued liabilities $(33)

Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $57 million and $100 million at June 30, 2014 and September 30, 2013, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2014:

Currency Swaps Outstanding At June 30, 2014
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

For the three months ended June 30, 2014 and 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(65) million and $252 million, respectively. For the nine months ended June 30, 2014 and 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(90) million and $465 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the market values as regulatory assets or liabilities on a gross basis. At June 30, 2014, TVA's coal and natural gas contract derivatives had terms of four years and up to two years, respectively.

Commodity Contract Derivatives
	At June 30, 2014			At September 30, 2013
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	34	47 million tons	$(146)	19	43 million tons	$(140)
Natural gas contract derivatives	33	63 million mmBtu	$(4)	13	39 million mmBtu	$(1)

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

At June 30, 2014 and September 30, 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At June 30, 2014 and September 30, 2013, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at June 30, 2014, and swap contracts under the FTP had remaining terms of four years or less. TVA plans to continue to manage fuel price volatility through various methods, but is currently evaluating the future use of financial instruments.

Derivatives Under Financial Trading Program
	At June 30, 2014		At September 30, 2013
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	117,575,000	(91)	152,922,500	(169)
Option contracts	—	—	—	—
Natural gas financial positions	117,575,000	$(91)	152,922,500	$(169)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	—	1	1,205,000	3
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	—	$1	1,205,000	$3

Note
Fair value amounts presented are based on net commodity position with the futures commission merchant or other counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(3) million at June 30, 2014, and $(8) million at September 30, 2013. Unrealized gains and losses related to the FTP at June 30, 2014 and September 30, 2013 were as follows:

Financial Trading Program Unrealized Gains (Losses)
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At June 30, 2014	At September 30, 2013

Natural gas	$(91)	$(169)
Fuel oil/crude oil	1	3

Realized gains and losses related to the FTP for the three and nine months ended June 30, 2014 and 2013 were as follows:

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended June 30		For the Nine Months Ended June 30
Decrease (increase) in fuel expense	2014	2013	2014	2013

Natural gas	$(5)	$(13)	$(23)	$(60)
Fuel oil/crude oil	—	—	2	2
Coal	—	—	—	(1)

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended June 30		For the Nine Months Ended June 30
Decrease (increase) in purchased power expense	2014	2013	2014	2013

Natural gas	$(1)	$(8)	$(9)	$(40)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of June 30, 2014, and September 30, 2013, are shown in the table below.

	As of June 30, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$71	$(56)	$15
Commodity derivatives under FTP	56	(55)	1
Total derivatives subject to master netting or similar arrangement	127	(111)	16
Total derivatives not subject to master netting or similar arrangement	5	—	5

Total	$132	$(111)	$21

Liabilities
Currency swap (3)	$(2)	$—	$(2)
Interest rate swaps (3)	(1,289)	—	(1,289)
Commodity derivatives under FTP	(146)	112	(34)
Total derivatives subject to master netting or similar arrangement	(1,437)	112	(1,325)
Total derivatives not subject to master netting or similar arrangement	(155)	—	(155)

Total	$(1,592)	$112	$(1,480)

	As of September 30, 2013
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$61	$(33)	$28
Commodity derivatives under FTP	101	(98)	3
Total derivatives subject to master netting or similar arrangement	162	(131)	31
Total derivatives not subject to master netting or similar arrangement	3	—	3

Total	$165	$(131)	$34

Liabilities
Currency swap (3)	$(15)	$—	$(15)
Interest rate swaps (3)	(1,199)	—	(1,199)
Commodity derivatives under FTP	(267)	198	(69)
Total derivatives subject to master netting or similar arrangement	(1,481)	198	(1,283)
Total derivatives not subject to master netting or similar arrangement	(144)	—	(144)

Total	$(1,625)	$198	$(1,427)
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
(3) Letters of credit of approximately $900 million and $800 million were posted as collateral at June 30, 2014 and September 30, 2013, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), and Supplemental Executive Retirement Plan ("SERP").  All securities in the trusts are classified as trading.  See Note 15 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At June 30, 2014, and September 30, 2013, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2014, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.3 billion.  TVA's collateral obligations at June 30, 2014, under these arrangements were approximately $900 million, for which TVA had posted approximately $900 million in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three LPCs that represented 27 percent of total outstanding accounts receivable at both June 30, 2014 and September 30, 2013.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At June 30, 2014, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa2 or higher. At June 30, 2014, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa1 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

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

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2014.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or AOCI on TVA's Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss). Except for gains and losses on SERP assets, there has been no impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows related to these fair value measurements.

Investments

At June 30, 2014, Investment funds were composed of $1.9 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, and SERP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The NDT and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance, and the ART is invested in a mix of investments generally designed to achieve a return in line with equity and fixed-income market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $128 million at June 30, 2014.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended June 30		For the Nine Months Ended June 30
	Financial Statement Presentation	2014	2013	2014	2013

SERP	Other income (expense)	$1	$(1)	$2	$—
NDT	Regulatory asset	36	(42)	72	16
ART	Regulatory asset	9	(6)	27	16

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2013) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $3 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2014.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2014, and September 30, 2013. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$177	$—	$—	$177
Debt securities
U.S. government corporations and agencies	58	42	—	100
Corporate debt securities	—	313	—	313
Residential mortgage-backed securities	—	13	—	13
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	26	—	26
Private partnerships	—	—	188	188
Commingled funds(2)
Equity security commingled funds	—	931	—	931
Debt security commingled funds	—	147	—	147
Total investments	235	1,479	188	1,902
Currency swaps	—	15	—	15
Commodity contract derivatives	—	—	5	5
Commodity derivatives under FTP
Swap contracts	—	1	—	1

Total	$235	$1,495	$193	$1,923

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps	$—	$2	$—	2
Interest rate swaps	—	1,289	—	1,289
Commodity contract derivatives	—	4	151	155
Commodity derivatives under FTP
Swap contracts	—	34	—	34

Total	$—	$1,329	$151	$1,480

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 14 — Offsetting of Derivative Assets and Liabilities.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.

Fair Value Measurements At September 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$151	$—	$—	$151
Debt securities
U.S. government corporations and agencies	38	67	—	105
Corporate debt securities	—	255	—	255
Residential mortgage-backed securities	—	25	—	25
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	10	—	10
Private partnerships	—	—	159	159
Commingled funds(2)
Equity security commingled funds	—	741	—	741
Debt security commingled funds	—	248	—	248
Total investments	189	1,353	159	1,701
Currency swaps	—	28	—	28
Commodity contract derivatives	—	—	3	3
Commodity derivatives under FTP
Swap contracts	—	3	—	3

Total	$189	$1,384	$162	$1,735

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps	$—	$15	$—	15
Interest rate swaps	—	1,199	—	1,199
Commodity contract derivatives	—	1	143	144
Commodity derivatives under FTP
Swap contracts	—	69	—	69

Total	$—	$1,284	$143	$1,427

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 14 — Offsetting of Derivative Assets and Liabilities.
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	Private Partnerships	Commodity Contract Derivatives	Private Partnerships	Commodity Contract Derivatives
Balance at beginning of period	$137	$(148)	$53	$(267)
Purchases	9	—	93	—
Issuances	—	—	—	—
Sales	(1)	—	(3)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	5	39	7	158
Balance at June 30, 2013	$150	$(109)	$150	$(109)

Balance at beginning of period	$180	$(131)	$159	$(140)
Purchases	7	—	23	—
Issuances	—	—	—	—
Sales	(6)	—	(7)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	7	(15)	13	(6)
Balance at June 30, 2014	$188	$(146)	$188	$(146)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and nine months ended June 30, 2014. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 7.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2014	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$5	Discounted cash flow	Credit risk	26%	*

		Pricing model	Coal supply and demand	0.9 - 1.1 billion tons/year
			Long-term market prices	$12.00 - $67.07/ton
Liabilities
Commodity contract derivatives	$151	Pricing model	Coal supply and demand	0.9 - 1.1 billion tons/year
			Long-term market prices	$12.00 - $67.07/ton
* Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at June 30, 2014, and September 30, 2013, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at June 30, 2014, and September 30, 2013, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2014		At September 30, 2013
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$152	$152	$150	$150

Loans and other long-term receivables, net	Level 2	$105	$96	$73	$67

EnergyRight® purchase obligation (including current portion)	Level 2	$187	$204	$186	$210

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$39	$50	$40	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,044	$25,603	$22,347	$24,603

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,326	$1,441	$1,341	$1,386

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

16.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2014	2013	2014	2013
External services	$3	$6	$15	$17
Interest income	6	5	17	17
Gains (losses) on investments	2	—	4	2
Miscellaneous	(1)	(1)	1	—
Total other income (expense), net	$10	$10	$37	$36

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

On April 11, 2014, the Tennessee Valley Authority Retirement System ("TVARS") Board approved amendments to the qualified defined benefit plan effective June 30, 2014.  These amendments close the defined benefit plan to new employees and certain rehires. These employees will be eligible for a retirement benefit as participants in the defined contribution plan only.

The benefit structures of the qualified defined benefit plan for current employees and retirees — Original Benefit Structure and Cash Balance Benefit Structure — have not been changed. The provisions of the defined contribution plan for these employees will also remain unchanged.

For those employees who are eligible to participate in the new defined contribution plan only, TVA will provide an automatic, non-elective contribution equal to 4.5 percent of base compensation. In addition, TVA will contribute 75 cents to a matching account for each dollar contributed on a before- and/or after-tax basis, with maximum matching contributions of 4.5 percent of base compensation.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2014, and 2013, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$33	$38	$5	$6	$98	$115	$14	$18
Interest cost	139	117	8	8	418	351	24	23
Expected return on plan assets	(109)	(107)	—	—	(326)	(321)	—	—
Amortization of prior service cost	(5)	(6)	(2)	(2)	(16)	(17)	(5)	(5)
Recognized net actuarial loss	71	95	3	6	214	283	8	19
Total net periodic benefit cost recognized	$129	$137	$14	$18	$388	$411	$41	$55

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. In consideration of TVA’s $1.0 billion contribution to the Plan in September 2009, the Plan's Rules and Regulations ("Plan's Rules") were amended to temporarily suspend the minimum annual contribution requirements for a four year period from 2010 through 2013. In August 2013, the TVA Board approved a $250 million contribution to the Plan for 2014, which exceeds the minimum required by the Plan's Rules.  As of June 30, 2014, TVA had contributed $126 million and will contribute the remaining $124 million by September 30, 2014.  TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. For the nine months ended June 30, 2014, TVA provided approximately $23 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $6 million to the SERP. For the nine months ended June 30, 2013, TVA provided approximately $34 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $6 million to the SERP.

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

Nuclear.  At June 30, 2014, the present value of the estimated future decommissioning cost of $2.0 billion was included in AROs.  The actual decommissioning costs may vary from TVA's estimates because of, among other things, changes in current assumptions, such as decommissioning method, the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning obligations under GAAP than those that are used in calculating nuclear decommissioning obligations when reporting to the NRC for the purposes of the NRC minimum funding requirements calculation.  The estimated decommissioning obligations as calculated using the NRC methodology differ from the AROs recorded by TVA under GAAP primarily due to differences in the type of costs included in the estimates, the basis for estimating such costs, and assumptions regarding the decommissioning alternatives to be used, potential license renewals, and decommissioning cost escalation rates.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  Under NRC regulations, if the minimum funding requirements calculated under the NRC methodology are less than the future value of the NTD funds, also calculated under the NRC methodology, then the NRC requires either further funding or other financial assurance. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 7 and Note 11.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.1 billion at June 30, 2014.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 7 and Note 11.

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

 TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to costs of $1.1 billion from 2014 to 2025. There could be additional material costs if reductions of GHGs, including carbon dioxide, are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At June 30, 2014, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate was approximately $16 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheet.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At June 30, 2014, TVA had accrued approximately $254 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $254 million to $256 million.  Of the accrued amount, $139 million is included in Other long-term liabilities, $87 million is included in Accounts payable and accrued liabilities, and $28 million is included in Regulatory assets.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2014 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the June 30, 2014 Consolidated Balance Sheet and will be recovered in rates in future periods.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier Fossil Plant ("John Sevier") CAA permit is expected to be narrowed in scope.

Legal Proceedings Related to the Kingston Ash Spill.  Seventy-eight lawsuits based on the Kingston ash spill were filed in the United States District Court for the Eastern District of Tennessee.  The plaintiffs - residents, businesses, and property owners in the Kingston area - sought unspecified compensatory and punitive damages for various tort claims, court orders to clean up properties, and other relief.  Fifteen of these lawsuits were dismissed prior to the third quarter of 2014.  On August 4, 2014, the court issued an agreed order that implements a mediated global resolution of pending claims.  Under the order, the 63 pending cases were dismissed with prejudice and TVA was directed to pay $28 million to the court, which will disburse the funds.  The order anticipates that further legal proceedings will be required to resolve the claims of nine of the plaintiffs, and a portion of the $28 million has been set aside under the order to cover the anticipated costs of resolving these claims.

TVA has received several notices of intent to sue under various environmental statutes from both individuals and environmental groups, but no such suits have been filed.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA initially paid $10 million, and agreed to undertake environmental projects valued at $2 million as a credit against the remaining penalty amount. TVA completed several of those projects and has now decided to pay TDEC the remaining difference rather than do more projects. TVA has paid TDEC $750 thousand toward the remaining amount and still must pay another small amount.

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

Case Involving Paradise Fossil Plant. In July 2014, the Kentucky Coal Association, Inc., and a group of individuals and businesses filed suit against TVA in the United States District Court for the Western District of Kentucky. The plaintiffs allege, among other things, that TVA violated the National Environmental Policy Act ("NEPA") in various ways, including not preparing an Environmental Impact Statement ("EIS") for the retirement of two of the three units at Paradise and the construction of a natural gas power plant, and violated the TVA Act by not choosing the least-cost alternative. The plaintiffs seek, among other things, an injunction barring TVA from taking any action with regard to retiring and replacing the two Paradise units until TVA complies with NEPA.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD, a key component of NRC licensing activities since 1984, is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established. The most recent update provided that the permanent repository would be available when necessary and that spent fuel could be stored for 60 years after a plant's nuclear license had been terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support it with an adequate NEPA review and the NRC did not evaluate what would happen if the repository was never built.

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (1) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (2) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August 2012 NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Unit 2 and Bellefonte Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision, and all pending contentions concerning the WCD are being held in abeyance pending the NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. A draft final rule and Environmental Impact Statement addressing the D.C. Circuit decision were issued by the NRC staff in July 2014. The NRC is currently scheduled to publish the final rule in early October 2014.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Nuclear Plant Units 1 and 2. The petition contains eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the Atomic Safety and Licensing Board ("ASLB") opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL is the only one of the three petitioners that has standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to the WCD in abeyance pending further direction from the NRC. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

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

In July 2012, BREDL petitioned for the admission of another new, late-filed contention stemming from the D.C. Circuit's order vacating the WCD. This contention is being held in abeyance pursuant to the August 2012 NRC Order. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

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

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. Similarly, this contention is being held in abeyance pursuant to the August 2012 NRC Order. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

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

NEPA Challenge at Gallatin Fossil Plant. To comply with the Environmental Agreements and the Mercury and Air Toxics Standards, TVA chose to reduce emissions at the Gallatin Fossil Plant by installing controls and an associated landfill. Pursuant to the NEPA, TVA completed an Environmental Assessment in March 2013 to assess the impact of installing these emission controls. In April 2013, the Tennessee Environmental Council, Tennessee Scenic Rivers Association, Sierra Club, and Center for Biological Diversity filed suit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA when it decided to install additional emission controls and construct an associated landfill at the Gallatin Fossil Plant. Plaintiffs are demanding that TVA prepare an Environmental Impact Statement, and are asking the court to enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. This case was transferred to the United States District Court for the Eastern District of Tennessee, and in August 2014, the court granted TVA's motion for summary judgment and dismissed all of the plaintiffs' claims.

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

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for the Gallatin Fossil Plant in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Petitioners subsequently voluntarily dismissed all but one of their claims, and TVA has moved to dismiss that claim. The matter has been set for a hearing before the TN Board in September 2014.

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

Executive Overview

TVA had a net loss of $81 million for the three-month period ended June 30, 2014, and net income of $147 million for the nine-month period ended June 30, 2014, as compared with net losses of $12 million and $203 million for the same periods of 2013.

Sales of electricity were lower for the three-month period ended June 30, 2014, and nine-month period ended June 30, 2014, as compared to the same periods of 2013.  Sales to local power company customers of TVA ("LPCs") increased slightly during the three-month and increased five percent during the nine-month period ended June 30, 2014, as compared to the same periods of 2013, due to a warmer spring and an extremely colder winter.  However, these increases were more than offset by reductions in sales to industrial customers primarily driven by United States Enrichment Corporation ("USEC"), historically TVA’s largest directly served customer, as USEC began ceasing operations in May 2013.

Revenues from the sales of electricity were up slightly for the three-month and nine-month periods ended June 30, 2014, compared with the same periods of the prior year. The seven percent increase in revenues from LPCs during the three month period ended June 30, 2014, was due to increased fuel cost recovery during the quarter and increased base revenues resulting from changes in TVA’s wholesale base rate approved by the TVA Board in August 2013. For the nine months ended June 30, 2014 as compared to the same periods of 2013 the increase in revenues was due to higher sales to LPCs and a higher wholesale base rate. The increases were offset primarily by a decrease in revenue from USEC.

Operating and maintenance expenses increased slightly for the three-month period ended June 30, 2014 and decreased $182 million for the nine-month period ended June 30, 2014, as compared with the same periods of 2013.  The decrease was primarily due to cost savings initiatives undertaken by management.  TVA continues to make operational changes to its generating fleet and to pursue cost reduction initiatives across all business units with a goal of keeping its rates competitive.

During the nine months ended June 30, 2014, TVA made the strategic decision to use cash on hand and cash generated from operations to reduce long-term and short-term debt by $1.1 billion.

Recent inspections by the Nuclear Regulatory Commission ("NRC") determined that TVA has met all requirements in connection with the red finding for Browns Ferry Nuclear Plant ("Browns Ferry"), and the NRC has closed this finding. Additionally, Browns Ferry Unit 1’s two performance indicators on safety systems returned to the normal band. The NRC has also closed the hydrology issues at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar"), and these plants have returned to routine and baseline NRC inspection schedules.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three and nine months ended June 30, 2014, and 2013:

Sales of Electricity (millions of kWh)
	Three Months Ended June 30				Nine Months Ended June 30
	2014	2013	Change	Percent Change	2014	2013	Change	Percent Change
Local power companies	31,731	31,390	341	1.1%	101,275	96,077	5,198	5.4%
Industries directly served	4,450	6,539	(2,089)	(31.9)%	13,026	21,541	(8,515)	(39.5)%
Federal agencies and other	684	1,024	(340)	(33.2)%	2,263	2,746	(483)	(17.6)%
Total sales of electricity	36,865	38,953	(2,088)	(5.4)%	116,564	120,364	(3,800)	(3.2)%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2014 Actual	Normal(1)	Percent Variation	2013 Actual	Normal(1)	Percent Variation	2014 Actual	2013 Actual	Percent Change
Heating Degree Days
Three Months Ended June 30	199	228	(12.7)%	261	228	14.5%	199	261	(23.8)%
Nine Months Ended June 30	3,697	3,343	10.6%	3,332	3,343	(0.3)%	3,697	3,332	11.0%

Cooling Degree Days
Three Months Ended June 30	651	586	11.1%	598	586	2.0%	651	598	8.9%
Nine Months Ended June 30	743	666	11.6%	637	666	(4.4)%	743	637	16.6%
Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 2.1 billion kilowatt hours ("kWh") for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013.

Sales of electricity decreased 3.8 billion kWh for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013. Partially offsetting this decrease in sales to industries directly served was an increase in sales to LPCs due primarily to 11 percent more heating degree days and 17 percent more cooling degree days than the same period of the prior year.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2014, and 2013:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2014	2013	Percent Change	2014	2013	Percent Change
Operating revenues	$2,651	$2,602	1.9%	$7,971	$7,922	0.6%
Operating expenses	2,453	2,324	5.6%	6,979	7,228	(3.4)%
Operating income	198	278	(28.8)%	992	694	42.9%
Other income, net	10	10	—%	37	36	2.8%
Interest expense, net	289	300	(3.7)%	882	933	(5.5)%
Net income (loss)	$(81)	$(12)	(575.0)%	$147	$(203)	172.4%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2014, and 2013, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2014	2013	Percent Change	2014	2013	Percent Change
Electricity sales
Local power companies	$2,383	$2,227	7.0%	$7,217	$6,766	6.7%
Industries directly served	197	302	(34.8)%	539	946	(43.0)%
Federal agencies and other	38	43	(11.6)%	113	118	(4.2)%
Electricity sales	2,618	2,572	1.8%	7,869	7,830	0.5%
Other revenue	33	30	10.0%	102	92	10.9%
Total operating revenues	$2,651	$2,602	1.9%	$7,971	$7,922	0.6%

Operating revenues increased $49 million in the three and nine months ended June 30, 2014, compared to the three and nine months ended June 30, 2013, due to the following:

	Three Month Change	Nine Month Change
Fuel cost recovery	$94	$(127)
Base revenue	(41)	178
Other	(4)	(2)
Total	$49	$49

Operating revenues increased by $49 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to a $94 million increase in fuel cost recovery. The increase in fuel cost recovery was primarily attributable to higher fuel rates, which resulted from the use of more expensive generation resources during the previous quarter. Due to the design of the fuel cost recovery mechanism, these costs were recovered during the quarter ended June 30, 2014. This was partially offset by a $41 million decrease in base revenue, which was largely the result of the decrease in demand by USEC.

Operating revenues increased $49 million for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013, primarily due to a $178 million increase in base revenue. The increase in base revenue was attributable to higher sales volume to LPCs and the non-fuel base rate increase that became effective October 1, 2013. This was partially offset by a $127 million decrease in fuel cost recovery which resulted from the use of less expensive nuclear generation resources and from the decrease in sales to industries directly served due to the reduction in demand by USEC.

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

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2014, and 2013, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2014	2013	Percent Change	2014	2013	Percent Change
Fuel	$698	$652	7.1%	$1,904	$2,118	(10.1)%
Purchased power	279	263	6.1%	843	796	5.9%
Operating and maintenance	880	866	1.6%	2,480	2,662	(6.8)%
Depreciation and amortization	463	412	12.4%	1,357	1,248	8.7%
Tax equivalents	133	131	1.5%	395	404	(2.2)%
Total operating expenses	$2,453	$2,324	5.6%	$6,979	$7,228	(3.4)%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended June 30				Nine Months Ended June 30
	2014		2013		2014		2013
	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply
Coal-fired	15,624	42%	14,501	36%	44,916	38%	46,801	38%
Nuclear	12,451	33%	13,755	35%	39,669	33%	37,495	31%
Hydroelectric	1,868	5%	4,671	12%	10,609	9%	13,690	11%
Natural gas and/or oil-fired	3,198	9%	2,234	6%	8,961	8%	9,916	8%
Renewable resources (non-hydro)	3	—%	1	—%	5	—%	5	—%
Total TVA-operated generation facilities	33,144	89%	35,162	89%	104,160	88%	107,907	88%
Purchased power	4,303	11%	4,411	11%	14,493	12%	14,482	12%
Total power supply	37,447	100%	39,573	100%	118,653	100%	122,389	100%

Fuel expense increased $46 million for the three months ended June 30, 2014, as compared to the same period of the prior year, primarily due the use of more expensive generation resources. Hydroelectric and nuclear generation, TVA’s least expensive types of generation, were down 60 percent and nine percent, respectively, as compared to the same period of the prior year, while natural gas fired and coal-fired generation increased by 43 percent and eight percent, respectively, as compared to the same period of the prior year. The increased consumption of these more expensive types of generation resulted in a $62 million increase to fuel expense. Additionally, for the three months ended June 30, 2014, the fuel cost recovery mechanism increased fuel expense by $20 million, as compared to the same period of the prior year. The fuel cost recovery mechanism provides a means to regularly adjust rates in order to reflect changing fuel and purchased power costs, including realized gains and losses relating to fuel commodity hedging transactions under TVA’s financial trading program ("FTP"). See Note 14 — Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost recovery mechanism. This difference is recorded as a regulatory asset or liability and represents over-collected revenues (regulatory liabilities) or under-collected revenues (regulatory assets). As a result of this treatment, eligible fuel expenses are correctly matched to the related revenue on the statements of operations. Offsetting the increases in fuel expense, a reduction in sales volume of five percent contributed to a $36 million decrease in fuel expense.

Purchased power expense increased $16 million for the three months ended June 30, 2014, as compared to the same period of the prior year, primarily due to the timing fuel cost recovery mechanism. For the three months ended June 30, 2014, the fuel cost recovery mechanism increased purchased power expense by $13 million, as compared to the same period of the prior year. Additionally, higher market prices for natural gas increased purchased power expense by $9 million. As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended June 30, 2014 was approximately 14 percent higher than the same period of the prior year. Partially offsetting the increases in purchased power expense was a two percent decrease in the volume of power purchased for the three months ended June 30, 2014, as compared to the same period in the prior year. This change in volume decreased purchased power expense by $6 million.

Operating and maintenance expense increased $14 million for the three months ended June 30, 2014, compared with the same period of the prior year. This increase is primarily driven by an increase of $25 million due to more outages during the period partially offset by a $12 million decrease in pension and post-retirement costs, due to an increase in the discount rate, and decreases in expenses due to cost savings initiatives undertaken by management and fewer projects performed during the period.

Depreciation and amortization expense increased $51 million for the three months ended June 30, 2014, compared with the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled.

Tax equivalents expense increased $2 million during the three months ended June 30, 2014, compared to the same period of the prior year. This increase primarily reflects an increase in the accrued tax equivalent expense related to the fuel cost adjustment. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment revenues and increased for the three months ended June 30, 2014, as compared to the same period of the prior year.

Fuel expense decreased $214 million for the nine months ended June 30, 2014, as compared to the same period of the prior year, primarily due to a reduction in sales volume and the timing of the fuel cost recovery mechanism. For the nine months ended June 30, 2014, the fuel cost recovery mechanism decreased fuel expense by $132 million as compared to the same period of the prior year. Additionally, a reduction in sales volume of three percent contributed to a $71 million decrease in fuel expense. A change in the generation mix contributed to the remaining $11 million decrease in fuel expense.

Purchased power expense increased $47 million for the nine months ended June 30, 2014, as compared to the same period of the prior year, primarily due to higher market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. As an indication of general market direction, the average Henry Hub natural gas spot price for the nine months ended June 30, 2014 was $4.486 per mmBtu, which was 24 percent higher than the average price for the same period of the prior year. The higher prices contributed to a $95 million increase to purchased power expense. Offsetting the increase in purchased power expense was a $48 million decrease due to the timing of the fuel cost recovery mechanism.

Operating and maintenance expense decreased $182 million for the nine months ended June 30, 2014, compared with the same period of the prior year. This decrease was primarily driven by a $120 million decrease in expenses related to cost savings initiatives undertaken by management. See Key Initiatives and Challenges — Cost Reduction Initiatives. In addition, there was a $62 million decrease due to fewer projects undertaken during the period, a $37 million decrease in pension and post-retirement costs due to an increase in the discount rate, and a decrease of $18 million due to fewer outages during the period. These decreases were offset by a $56 million increase in employee-related expenses due to restructuring activities.

Depreciation and amortization expense increased $109 million for the nine months ended June 30, 2014, compared with the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled.

Tax equivalents expense decreased $9 million during the nine months ended June 30, 2014, compared to the same period of the prior year. This change primarily reflects a decrease in gross revenues from the sale of power (excluding sales or deliveries to other federal agencies and off-system sales with other utilities) during 2013 compared to 2012.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2014, and 2013, were as follows:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2014	2013	Percent Change	2014	2013	Percent Change
Interest Expense(1)
Interest expense	$334	$343	(2.6)%	$1,009	$1,057	(4.5)%
Allowance for funds used during construction and nuclear fuel expenditures	(45)	(43)	4.7%	(127)	(124)	2.4%
Net interest expense	$289	$300	(3.7)%	$882	$933	(5.5)%

	2014	2013	Percent Change	2014	2013	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.601%	5.713%	(2.0)%	5.594%	5.750%	(2.7)%
Long-term debt of variable interest entities	4.602%	4.875%	(5.6)%	4.601%	4.875%	(5.6)%
Membership interests subject to mandatory redemption	7.000%	—	100.0%	7.022%	—	100.0%
Discount notes	0.047%	0.082%	(42.7)%	0.049%	0.094%	(47.9)%
Blended	5.192%	5.202%	(0.2)%	5.144%	5.370%	(4.2)%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $11 million for the three months ended June 30, 2014, as compared to the same period of the prior year. This decrease was attributable to a decrease in both the average balance and average interest rate of TVA’s outstanding debt.

Net interest expense decreased $51 million for the nine months ended June 30, 2014, as compared to the same period of the prior year. This decrease was attributable to a decrease in both the average balance and average interest rate of TVA’s outstanding debt.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At June 30, 2014, TVA had $23.8 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $98 million and net discount on sale of the Bonds of $80 million). Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limitation, including lease financings, could provide supplementary funding if needed. See Lease Financings below and Note 8. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at June 30, 2014, the long-term debt of two variable interest entities. See Lease Financings below, Note 8, and Note 12 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At June 30 2014	Three Months Ended June 30 2014	Nine Months Ended June 30 2014	At June 30 2013	Three Months Ended June 30 2013	Nine Months Ended June 30 2013
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,759	$1,631	$1,827	$2,395	$2,181	$1,553
Weighted Average Interest Rate
Discount Notes	0.059%	0.047%	0.049%	0.071%	0.082%	0.094%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,759	$2,442	N/A	$2,395	$2,395

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

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for

2014 and has a maturity date of September 30, 2014. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

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

Summary of Long-Term Credit Facilities At June 30, 2014 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.2	$—	$0.8
December 2017	1.0	0.2	—	0.8
April 2018	0.5	0.5	—	—
Total	$2.5	$0.9	$—	$1.6

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the nine months ended June 30, 2014, and 2013, follows:

Summary Cash Flows
	Nine Months Ended June 30
	2014	2013
Cash provided by (used in):
Operating activities	$1,987	$1,478
Investing activities	(1,961)	(1,745)
Financing activities	(1,123)	379
Net (decrease) increase in cash and cash equivalents	$(1,097)	$112

Operating Activities

Net cash flow provided by operating activities increased by $509 million for the nine months ended June 30, 2014, compared to the same period in the prior year, due primarily to the increase in net income from operations as a result of TVA’s continual efforts to improve cost management, working capital, and operational performance in addition to the recovery of $175 million in insurance proceeds related to the Kingston ash spill. These increases in operating activities were partially offset by $132 million in pension contributions.

Investing Activities

Net cash flows used in investing activities increased $216 million in the nine months ended June 30, 2014, compared to the same period in the prior year. The increase is primarily related to the ongoing work on Watts Bar Unit 2 and transmission and clean air projects for the nine months ended June 30, 2014. Changes in nuclear fuel expenditures are due primarily to the timing of nuclear outages as TVA purchases nuclear fuel in advance of these outages.

Financing Activities

Net cash flows used in financing was over $1.1 billion for the nine months ended June 30, 2014, compared to $379 million of net cash flows provided by financing for the nine months ended June 30, 2013. The increase in cash flows used in financing is primarily due to net redemptions of debt of $1.1 billion during the nine months ended June 30, 2014, as compared to net issuance of debt of $544 million during the nine months ended June 30, 2013. This $1.6 billion change in net financing cash flows from net issuances and redemptions of debt is primarily due to TVA’s strategic decision to use cash on hand to reduce debt and meet funding needs in the nine months ended June 30, 2014.

Cash Requirements and Contractual Obligations

TVA has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA's estimates of future payments at June 30, 2014.

Commitments and Contingencies Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Debt(2)	$1,759	$1,032	$32	$1,555	$1,682	$17,725	$23,785
Interest payments relating to debt	211	1,192	1,147	1,133	1,044	17,955	22,682
Debt of VIEs	15	32	33	35	36	1,175	1,326
Interest payments relating to debt of VIEs	31	60	58	58	56	747	1,010
Lease obligations
Capital	2	6	6	6	6	60	86
Non-cancelable operating	10	36	33	32	27	88	226
Purchase obligations
Power	64	199	214	222	225	3,707	4,631
Fuel	513	1,330	866	489	560	2,069	5,827
Other	177	257	209	202	202	1,605	2,652
Environmental Agreements	36	70	62	42	6	—	216
Membership interest of VIE subject to mandatory redemption	1	2	2	2	2	30	39
Interest payments related to membership interests of VIE subject to mandatory redemption	2	3	3	2	2	16	28
Flood response commitment to NRC	4	11	7	—	—	—	22
Litigation settlements	5	5	—	—	—	—	10
Environmental cleanup costs-Kingston ash spill	34	48	—	—	—	—	82
Payments on other financings	12	104	104	104	104	401	829
Payments to U.S. Treasury
Return of Power Program Appropriation Investment(3)	10	—	—	—	—	—	10
Return on Power Program Appropriation Investment	5	8	8	8	8	93	130
Retirement Plan(4)	124	215	—	—	—	—	339
Total	$3,015	$4,610	$2,784	$3,890	$3,960	$45,671	$63,930
Notes
(1) Period July 1 – September 30, 2014
(2) Does not include noncash items of foreign currency exchange loss of $98 million and net discount on sale of Bonds of $80 million.
(3) The final payment for the Return of Power Program Appropriation Investment will be made in September 2014.
(4) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2015 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2015. See Note 17.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Payments due in the year ending September 30
	2014(1)	2015	2016	2017	2018	Thereafter	Total
Energy Prepayment Obligations	$25	$100	$100	$100	$100	$10	$435
Note
(1)  Period July 1 – September 30, 2014

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of June 30, 2014, the total carrying amount of the loans receivable, net of discount, was approximately $152 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $187 million at June 30, 2014. See Note 6 and Note 10 for additional information.

Liquidity Challenges Related to Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant, the NRC has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, have been completed. Flooding and seismic re-evaluations to determine any further plant modifications are scheduled for completion in mid-2015. Cost estimates for any required modifications cannot be developed until after the analyses are complete, but costs for modifications could be substantial.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model have indicated that under "probable maximum flood" conditions, some of TVA's dams would not be high enough to contain the flood waters. A "probable maximum flood” is an extremely unlikely event, and TVA has developed a program for current and future dam modifications with the aim of ensuring that in the case of such an event, flood waters would pass safely and would not cause failure of these dams. TVA implemented temporary dam modifications in 2010 to raise the height of four dams impacting nuclear licensing and plans to replace these temporary modifications with permanent structures. TVA has made a commitment to the NRC to complete construction by October 31, 2015, except for a portion of modifications to Fort Loudoun Dam which will not be completed until February 1, 2017.

In March 2013, the NRC advised TVA of multiple apparent violations associated with TVA’s management of several aspects of certain hydrology issues associated with Watts Bar and Sequoyah (in addition to the flooding concerns related to TVA's dams described above). The NRC inspected TVA's corrective actions associated with the violations related to hydrology and flooding in December 2013. The NRC inspection did not identify any significant concerns, and the NRC closed its inquiry into these violations in the second quarter of 2014.

Seismic Assessments. On May 9, 2014, the NRC notified licensees of nuclear power reactors in the central and eastern United States of the results of seismic hazard screening and prioritization evaluations performed by the NRC staff. Because the seismic hazards for Bellefonte Nuclear Plant ("Bellefonte"), Browns Ferry, Sequoyah, and Watts Bar exceed their seismic design basis, TVA must conduct seismic risk evaluations for these plants. TVA must complete the evaluation for Watts Bar by June 30, 2017, and the evaluations for Browns Ferry, Sequoyah, and Bellefonte by December 31, 2019. These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. The project team has shifted its focus from large-scale construction to completion and testing of individual plant systems including integrated systems testing. TVA plans to bring Watts Bar Unit 2 into commercial operation by December 2015.

The regulatory reviews associated with the issuance of an NRC operating license are continuing. The NRC issued an extension to the Watts Bar Unit 2 construction permit on November 21, 2013. The revised permit expires on September 30, 2016. The NRC is continuing with its effort to resolve the waste confidence issue, both generally and with respect to Watts Bar Unit 2, and has indicated that it will not issue final licenses until it completes its reassessment of the environmental impacts of the storage of nuclear waste. This position is considered to be a significant risk to the timely completion of Watts Bar Unit 2. The NRC reviews of TVA’s actions associated with post-Fukushima requirements are underway and are not currently anticipated to result in any concerns that would affect the timely issuance of an operating license.

Challenges to the project include completing complex work and required documentation; reverification of previously completed systems; completion of open vessel testing; addressing emergent work identified during testing, as well as current and emergent licensing issues; and successfully transitioning the site into dual-unit operation.

See Note 18 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2 and Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage for additional information.

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

Key Initiatives and Challenges

Generation Resources

Nuclear Generation. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure. The NRC concluded that the valve failure, and TVA's inability to identify the failure, was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process. As a result of this designation, Browns Ferry is subject to substantially higher NRC oversight. A series of intensive inspections and assessments began in the fall of 2011. In June 2012, TVA presented its plans to improve Browns Ferry's overall performance and reduce plant risk at a public meeting with the NRC and in February 2013, TVA notified the NRC that Browns Ferry was ready for the NRC to conduct the significant inspection associated with the red finding (referred to as a 95003 inspection). The NRC completed this inspection and specified 10 actions that needed to be completed by November 2013 as well as additional longer-term actions that must be completed between May and December of 2014. The 10 actions due by November 2013 were completed as scheduled. The NRC conducted additional inspections in December 2013 to review TVA's completion of the November 2013 actions and on January 30, 2014, the NRC announced the results of its inspections. The NRC concluded that the requirements for closure of all 10 Tier 1 commitments had been met, and the NRC closed the red finding. As of June 30, 2014, Browns Ferry Unit 1’s two performance indicators on safety systems returned to the normal band.

Spent Fuel. Under the Nuclear Waste Policy Act of 1982, generators of nuclear energy were historically required to pay a fee of one-tenth of a cent per kilowatt-hour into the Department of Energy ("DOE") nuclear waste fund. TVA’s annual payments into this fund ranged from $50 million to $55 million in recent years. In November 2013, the D.C. Circuit ordered the DOE to stop collecting nuclear waste fees until either (1) the DOE complies with the Nuclear Waste Policy Act of 1982 or (2) the U.S. Congress enacts an alternative waste management plan. In accordance with the court’s order, the DOE submitted a proposal to the U.S. Congress in January 2014 to change the nuclear waste fee to zero, and as of May 16, 2014, the DOE ceased collecting this fee. If this fee remains at zero, TVA estimates it will save approximately $20 million in 2014 and $52 million in 2015, and any such savings will be passed on to TVA’s customers through the fuel cost adjustment.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors including the two environmental agreements reached in April 2011 (the "Environmental Agreements"), the cost of adding emission control equipment and other environmental improvements (see Note 18 — Legal Proceedings — Environmental Agreements), fuel prices, condition of plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  As of June 30, 2014, per the requirements of the Environmental Agreements, TVA has retired four coal-fired units with a summer net capability of 574 megawatts ("MW").

TVA continues to assess its power generating facilities, including its aging coal-fired fleet. Notwithstanding the Environmental Agreements, TVA has removed from service, mothballed and/or idled an additional 14 coal-fired units with a summer net capability of 2,170 MW.  As of June 30, 2014, TVA has notified the respective states of the retirement of seven of these 14 units — Widows Creek Fossil Plant Units 1, 2, 4 and 6, John Sevier Fossil Plant Units 3 and 4, and Shawnee Fossil Plant Unit 10 — from the Environmental Protection Agency’s ("EPA's") emission allowance and reporting system, rendering these units inoperable.

At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired facility at the Paradise Fossil Plant ("Paradise") site and subsequent retirement of Paradise coal-fired Units 1 and 2. Paradise Unit 3, a coal-fired unit, would continue to be operated. A lawsuit has been filed seeking to at least temporarily block TVA from taking any further action towards retiring and replacing Paradise Units 1 and 2. See Note 18 — Legal Proceedings — Case Involving Paradise Fossil Plant. Any injunction or court order that delays TVA’s plans could increase the project’s costs.

Additionally, the TVA Board approved the retirement of Colbert Units 1-5 no later than June 30, 2016, as well as the retirement of Widows Creek Unit 8 in the future. TVA has evaluated options for idling, controlling, or replacing its Allen Fossil Plant ("Allen") and plans to present a recommendation to replace Allen with a natural gas-fired facility to the TVA Board for approval in August 2014.

Status of Other Generation Units. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. All four units have subsequently completed maintenance overhauls to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables which convey power out of the facility, resulting in TVA limiting service to three units until resolved. As of June 30, 2014, three of the four Raccoon Mountain units were in service. Return to service date for the fourth unit is estimated to be in the second quarter of 2015.

Small Modular Reactor. TVA is preparing a license application to the NRC to license small modular reactor ("SMRs") at TVA’s Clinch River Site in Oak Ridge, Tennessee. TVA entered into a contract with Babcock & Wilcox ("B&W") in February 2013 to support TVA's licensing activities and is participating in a cost-share industry partnership program between the DOE and B&W. B&W notified the DOE on April 9, 2014, of its plans to reduce spending and slow the pace of development of their mPowerTM SMR. TVA is continuing with site characterization work and is working with B&W and the DOE to determine the best path forward for continuing the cost-shared industry partnership program.

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

TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization.  TVA’s goal is to reduce operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions will necessarily result from this process. The evaluation of staffing levels will take into account attrition, elimination of open positions, and retirements in order to minimize the impact on current personnel. Certain employees will be eligible for severance payments as a result of these cost reduction initiatives. As of June 30, 2014, TVA had $46 million accrued related to estimated future severance payments. See Note 3.

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

TVA is planning to convert its wet ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of June 30, 2014, $575 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged.

Transmission Issues. TVA anticipates expenditures to increase as a result of both new and evolving compliance regulations.  On October 17, 2013, the North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning Reliability ("TPL") standards.  TVA began preliminary work on these standards in 2006.  TVA anticipates spending $77 million on existing transmission facilities between 2015 and 2017 to ensure compliance with the 2013 version of the TPL standards. TVA will continue to evaluate the impact of these standards on existing facilities, including the associated costs, beyond 2017. Costs beyond 2017 are expected to be significant.

On November 21, 2013, the Federal Energy Regulatory Commission ("FERC") approved NERC Critical Infrastructure Protection ("CIP") Version 5 Reliability Standards ("Version 5"). Version 5 does not add or remove any substantial requirements;

however, it does significantly increase the number of sites within the scope of these standards.  TVA anticipates spending $40 million on existing transmission facilities from 2015 through 2018 to ensure compliance with CIP standards. TVA will continue to evaluate the impact of these standards on existing facilities.

On March 7, 2014, FERC issued an order for the development of new physical security standards that will mandate the identification and protection of critical transmission substations and their associated primary control centers. This new standard, NERC CIP-014-1 — Physical Security, was submitted to FERC for approval on May 23, 2014. On July 17, 2014, in an order of proposed rulemaking, FERC requested revisions to the proposed standard that will require NERC to develop modifications which will delay the implementation beyond the originally projected enforcement date of April 2015. TVA continues to evaluate measures that may be required for compliance, but costs cannot be estimated at this time.

In May 2013, FERC issued Order No. 779 directing NERC to develop reliability standards addressing the potential impact of geomagnetic disturbances ("GMDs") in two stages.  The Stage 1 standard, Emergency Operations Planning ("EOP")-010-1, Geomagnetic Disturbance Operations, which requires GMD operating procedures, was approved by FERC on June 19, 2014.  The Stage 2 standard, TPL-007-1, Geomagnetic Disturbance Mitigation, which must be filed by January 2015, will require entities to conduct assessments of the impacts of benchmark GMD events on their systems and to develop plans to mitigate the risk of instability, uncontrolled separation, and cascading. Costs for compliance with TPL-007-1 are not known at this time.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety. One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Twenty reassessments have been completed and the remaining 29 reassessments are scheduled to be completed by the fourth quarter of 2017. Eight of the remaining 29 dam reassessments are scheduled to be completed in 2014. To date TVA has spent $44 million, and TVA expects to spend an additional $42 million on these reassessments.

It is expected that projects will be identified during these reassessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process. Projects are already underway on embankments at Cherokee, Watts Bar, Tellico, and Fort Loudoun Dams to provide additional dam protection at predicted probable maximum flood conditions. Projects are also started at Cherokee and Douglas Dams to improve concrete dam stability.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MW whose emissions are not required to be reported to the EPA) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 91 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 95 percent below 1977 levels through CY 2013. For CY 2013, TVA’s emission of carbon dioxide ("CO2") from its sources was 72 million tons, a 32 percent reduction from 2005 levels. This includes 393 tons from units rated at less than 25 MWs whose emissions are not required to be reported to the EPA. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a CY basis.

Mercury and Air Toxic Standards for Electric Utility Units

Effective April 16, 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA may choose to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The rule has been challenged in court, and was upheld on April 15, 2014, by the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").

Cross State Air Pollution Rule

In July 2011, the EPA announced the final Cross State Air Pollution Rule ("CSAPR"), a more stringent rule to replace the existing Clean Air Interstate Rule ("CAIR"), to regulate SO2 and NOx emissions from upwind states.  CSAPR was vacated by the D.C. Circuit on August 21, 2012, but on April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit decision. CAIR is expected to remain in place in the interim, pending the completion of the remand proceedings. The EPA is also developing a new transport rule to address attainment of the 8-hour ozone standard. Until the remand proceedings are complete and the EPA proposes a new transport rule, it is not possible to predict the impacts on TVA.

Clean Power Plan

On June 2, 2014, the EPA proposed the Clean Power Plan, a rule under section 111(d) of the Clean Air Act, as part of President Obama's Climate Action Plan, to reduce carbon emissions from existing power plants. The rule will set state-specific guidelines for CO2 reductions and states will be required to develop and implement measures to achieve the reductions. Comments on the proposed rule are due by October 16, 2014. TVA is currently evaluating this proposal.

Clean Water Act

On May 19, 2014, the EPA issued a final rule under section 316(b) of the Clean Water Act, relating to cooling water intake structures at existing power generating facilities. The rule requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. The rule will be implemented by state agencies in which TVA’s facilities are located, under the National Pollutant Discharge Elimination System in Section 402 of the Clean Water Act.  TVA's review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.

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

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At June 30, 2014 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2014+	$16
Coal combustion residual conversion and remediation(3)	2014-2029	$1,400
Proposed clean air projects(4)	2014-2025	$1,100
Clean Water Act requirements(5)	2014-2022	$400

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $254 million with respect to Legal Proceedings as of June 30, 2014. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Compensation Matters

On April 11, 2014, the Tennessee Valley Authority Retirement System ("TVARS") Board approved amendments to the qualified defined benefit plan effective June 30, 2014.  These amendments close the defined benefit plan to new employees and certain rehires. These employees will be eligible for a retirement benefit as participants in the defined contribution plan only.  See Note 17.

Off-Balance Sheet Arrangements

At June 30, 2014, TVA had no off-balance sheet arrangements.

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

New Accounting Standards and Interpretations

For a discussion of new accounting standards and interpretations, see Note 2, which discussion is incorporated into this Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Corporate Governance

Joe H. Ritch assumed chairmanship of the TVA Board of Directors on May 18, 2014.

The TVA Board of Directors approved the following committee assignments effective as of May 19, 2014:

Audit, Risk, and Regulation Committee
Lynn Evans, Chair
Marilyn Brown
Mike McWherter
Joe Ritch

External Relations Committee
Richard Howorth, Chair
Marilyn Brown
Mike McWherter
Joe Ritch

Finance, Rates, and Portfolio Committee
Pete Mahurin, Chair
Barbara Haskew
Richard Howorth
Bill Sansom

People and Performance Committee
Barbara Haskew, Chair
Lynn Evans
Pete Mahurin

Nuclear Oversight Committee
Bill Sansom, Chair
Marilyn Brown
Richard Howorth
Joe Ritch

Other Matters

TVA is a wholly-owned government corporation and as such is included in the budget of the United States. The Administration’s 2014 Budget Proposal directed the Office of Management and Budget ("OMB") to undertake a strategic review of options for addressing TVA’s financial situation, including the possible divesture of TVA in part or as a whole. Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, was retained by TVA to assist in this review. The Lazard report recommended against divestiture.  See the Current Report on Form 8-K filed by TVA with the SEC on June 4, 2014. OMB has not yet issued a report on its strategic review. TVA will continue to collaborate with the Administration on its ongoing strategic review, while remaining focused on its mission of providing low-cost, reliable power, environmental stewardship, and economic development.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2014.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

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

Date:	August 4, 2014		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

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