Form 10-K
period 2014-09-30
Tennessee Valley Authority
filed 2014-11-17
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR
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
Large accelerated filer ☐                                                Accelerated filer ☐
Non-accelerated filer   ☒                                               Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	8
Service Area...	8
Customers...	10
Rates...	11
Power Supply...	12
Cleaner Energy Initiatives...	20
Fuel Supply...	21
Transmission...	24
Weather and Seasonality...	25
Competition...	25
Research and Development...	25
Flood Control Activities...	26
Environmental Stewardship Activities.................................................................................................................................................................................................	26
Economic Development Activities......................................................................................................................................................................................................	26
Regulation...	27
Taxation and Tax Equivalents...	28
Environmental Matters...	28
Employees...	33

ITEM 1A. RISK FACTORS...	34

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	44

ITEM 2. PROPERTIES...	44
Generating Properties...	44
Transmission Properties...	44
Natural Resource Stewardship Properties.........................................................................................................................................................................................	44
Buildings...	45
Disposal of Property...	45

ITEM 3. LEGAL PROCEEDINGS...	45

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	45

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	46

ITEM 6. SELECTED FINANCIAL DATA...	47

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	48
Overview...	48
Business and Mission...	48
Executive Overview...	50
Results of Operations...	50
Liquidity and Capital Resources...	55
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	62
Key Initiatives and Challenges...	62
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	67
Fair Value Measurements...	74
New Accounting Standards and Interpretations.................................................................................................................................................................................	76
Legislative and Regulatory Matters....................................................................................................................................................................................................	76
Environmental Matters...	77
Legal Proceedings...	77
Risk Management Activities...	77

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	81

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	82
Consolidated Balance Sheets...	82
Consolidated Statements of Operations.............................................................................................................................................................................................	84

Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	84
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	85
Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	86
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	87
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................	147

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	147
Disclosure Controls and Procedures..................................................................................................................................................................................................	147
Internal Control over Financial Reporting...........................................................................................................................................................................................	147
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	148

ITEM 9B. OTHER INFORMATION...	149

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	150
Directors...	150
Executive Officers...	152
Disclosure and Financial Code of Ethics.............................................................................................................................................................................................	153
Committees of the TVA Board...	153

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	154
Compensation Discussion and Analysis..............................................................................................................................................................................................	154
Executive Compensation Tables and Narrative Disclosures...............................................................................................................................................................	171
Retirement and Pension Plans...	175
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability.............................................	178
Other Agreements...	180
Director Compensation...	180
Compensation Committee Interlocks and Insider Participation...........................................................................................................................................................	182
Compensation Committee Report.......................................................................................................................................................................................................	182

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	182

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	182
Director Independence...	182
Related Party Transactions...	182

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	184

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	186

SIGNATURES...	191
EXHIBIT INDEX...	193

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms frequently used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Annual Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CCW	Coal combustion waste
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COLA	Cost of living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DER	Distributed energy resources
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
IRUs	Indefeasible rights of use
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited

NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSPS	New Source Performance Standards
NSR	New Source Review
OCI	Other comprehensive income (loss)
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
PSD	Prevention of Significant Deterioration
QTE	Qualified technological equipment and software
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TWQCB	Tennessee Water Quality Control Board
USEC	United States Enrichment Corporation
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language
WCD	Waste Confidence Decision

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “intend,” “project,” “plan,” “predict,” “assume,” “forecast,” “estimate,” “objective,” “possible,” “probably,” “likely,” “potential,” "speculate," the negative of such words, or other similar expressions.

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•
New or amended, or existing, laws, regulations, or administrative orders, including those related to environmental matters, and the costs of complying with these laws, regulations, and administrative orders;

•
The cost of complying with known, anticipated, and new emissions reduction requirements, some of which could render continued operation of many of TVA's aging coal-fired generation units not cost-effective and result in their removal from service, perhaps permanently;

•	Actions taken, or inaction, by the U.S. government relating to the national debt ceiling or automatic spending cuts in government programs;

•
Costs and liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, or fines or penalties associated with events such as the Kingston Fossil Plant ("Kingston") ash spill as well as for environmental clean-up activities;

•	Addition or loss of customers;

•
Significant changes in demand for electricity which may result from, among other things, economic downturns, increased energy efficiency and conservation, and improvements in distributed generation and other alternative generation technologies;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•	Changes in the timing or amount of pension and health care costs;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities and retiring other assets;

•	Physical or cyber attacks on TVA's assets;

•	The outcome of legal and administrative proceedings;

•
The failure of TVA's generation, transmission, flood control, and related assets, including coal combustion residual ("CCR") facilities, to operate as anticipated, resulting in lost revenues, damages, and other costs that are not reflected in TVA’s financial statements or projections;

•	Differences between estimates of revenues and expenses and actual revenues earned and expenses incurred;

•	Weather conditions;

•
Catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, droughts, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA's service area;

•	Events at a TVA facility, which, among other things, could result in loss of life, damage to the environment, damage to or loss of the facility, and damage to the property of others;

•
Events or changes involving transmission lines, dams, and other facilities not operated by TVA, including those that affect the reliability of the interstate transmission grid of which TVA's transmission system is a part and those that increase flows across TVA's transmission grid;

•
Disruption of fuel supplies, which may result from, among other things, weather conditions, production or transportation difficulties, labor challenges, or environmental laws or regulations affecting TVA's fuel suppliers or transporters;

•	Purchased power price volatility and disruption of purchased power supplies;

•	Events which affect the supply of water for TVA's generation facilities;

•	Changes in TVA's determinations of the appropriate mix of generation assets;

•	TVA's organizational transformation efforts or cost reduction efforts not being fully successful;

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets, including Watts Bar Unit 2;

•
The requirement or decision to make additional contributions to TVA's pension or other post-retirement benefit plans or to TVA's Nuclear Decommissioning Trust ("NDT") or Asset Retirement Trust ("ART");

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933, as amended;

•
An increase in TVA's cost of capital which may result from, among other things, changes in the market for TVA's debt securities, changes in the credit rating of TVA or the U.S. government, and an increased reliance by TVA on alternative financing arrangements as TVA approaches its debt ceiling;

•	Changes in the economy and volatility in financial markets;

•	Changes in technology;

•	Reliability and creditworthiness of counterparties;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;

•	Changes in the market price of equity securities, debt securities, and other investments;

•	Changes in interest rates, currency exchange rates, and inflation rates;

•	Ineffectiveness of TVA's disclosure controls and procedures and its internal control over financial reporting;

•	Inability to eliminate identified deficiencies in TVA's systems, standards, controls, and corporate culture;

•	Inability to attract or retain a skilled workforce;

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

•	Loss of quorum of the TVA Board of Directors; and

•	Unforeseeable events.

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

GENERAL INFORMATION

Fiscal Year

References to years (2014, 2013, etc.) in this Annual Report are to TVA’s fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by “CY,” which references are to calendar years.

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data in this Annual Report.

Property

TVA does not own real property.  TVA acquires real property in the name of the United States, and such legal title in real property is entrusted to TVA as the agent of the United States to accomplish the purpose of the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (the “TVA Act”).  TVA acquires personal property in the name of TVA.  Accordingly, unless the context indicates the reference is to TVA’s personal property, any statement in this Annual Report referring to TVA property shall be read as referring to the real property of the United States which has been entrusted to TVA as its agent.

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

Today, TVA operates the nation’s largest public power system and supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia to a population of over nine million people.  In 2014, the revenues generated from TVA’s electricity sales were $11.0 billion and accounted for virtually all of TVA’s revenues.

TVA manages the Tennessee River, its tributaries, and certain shorelines to provide, among other things, year-round navigation, flood damage reduction, and affordable and reliable electricity.  Consistent with these primary purposes, TVA also manages the river system to provide recreational opportunities, adequate water supply, improved water quality, natural resource protection, and economic development.  TVA performs these management duties in cooperation with other federal and state agencies which have jurisdiction and authority over certain aspects of the river system.  In addition, the TVA Board of Directors (the "TVA Board") established two councils — the Regional Resource Stewardship Council and the Regional Energy Resource Council — under the Federal Advisory Committee Act to advise TVA on its stewardship activities in the Tennessee Valley and its energy resource activities.

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

Service Area

The area in which TVA sells power, its service area, is defined by the TVA Act.  Under the TVA Act, subject to certain minor exceptions, TVA may not, without specific authorization from the U.S. Congress, enter into contracts that would have the effect of making it, or the local power company customers of TVA ("LPCs") which distribute TVA power, a source of power supply outside the area for which TVA or its LPCs were the primary source of power supply on July 1, 1957.  This provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.

In addition, the Federal Power Act ("FPA") includes a provision that helps protect TVA’s ability to sell power within its service area.  This provision, called the "anti-cherrypicking" provision, prevents the Federal Energy Regulatory Commission ("FERC") from ordering TVA to provide access to its transmission lines to others to deliver power to customers within TVA’s defined service area.  As a result, the anti-cherrypicking provision reduces TVA’s exposure to loss of customers.

TVA’s revenues by state for each of the last three years are detailed in the table below.

Operating Revenues By State For the years ended September 30 (in millions)
	2014	2013	2012
Alabama	$1,611	$1,551	$1,556
Georgia	268	260	234
Kentucky	680	1,019	1,230
Mississippi	1,056	1,029	1,038
North Carolina	58	52	69
Tennessee	7,246	6,818	6,889
Virginia	51	53	49
Subtotal	10,970	10,782	11,065
Sale for resale and other	29	47	21
Subtotal	10,999	10,829	11,086
Other revenues	138	127	134
Operating revenues	$11,137	$10,956	$11,220

TVA Selected Locations

IL.
MISSOURI
ARK.
KENTUCKY
VIRGINIA
W.V.
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
Doakes Creek Dam
Norris Dam
Bull Run Fossil Plant
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Cherokee Dam
Douglas Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
John Sevier Fossil Plant & Dam
John Sevier Combined Cycle
Nolichucky Dam
Ft. Patrick Henry Dam
Boone Dam
South Holston Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Colbert Fossil Plant & CombustionTurbine
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Widows Creek Fossil Plant
Bellefonte Nuclear Plant (UNDER CONSTRUCTION)
Guntersville Dam & Lock
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Caledonia Combined Cycle Plant
Kemper Combustion Turbine
LEGEND
State Line
Water
Power Service Area
TVA Watershed
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Nuclear Plant Under Construction
TVA Combined-Cycle Plant
TVA Combustion Turbine Plant
TVA Diesel Generator
TVA Pumped-Storage Plant
Green Power Switch® Solar Site
Green Power Switch® Wind Site
Green Power Switch® Methane Site
0 20 40 60 mi.
N
Oct. 2014

Note
See Power Supply — Coal-Fired for a discussion of idled coal-fired units.

Customers

TVA is primarily a wholesaler of power.  It sells power to LPCs which then resell power to their customers at retail rates.  TVA’s LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or its members.  TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or unusual loads.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other electric systems.

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2014	2013	2012
Revenue from sales of electricity
Local power companies	$10,062	$9,463	$9,506
Industries directly served	780	1,199	1,442
Federal agencies and other	157	167	138
Total sales of electricity	10,999	10,829	11,086
Other revenues	138	127	134
Operating revenues	$11,137	$10,956	$11,220

Local Power Company Customers

Revenues from LPCs accounted for 90 percent of TVA’s total operating revenues in 2014.  At September 30, 2014, TVA had wholesale power contracts with 155 LPCs.  Each of these contracts requires the LPCs to purchase from TVA all of its electric power and energy consumed within the TVA service area. All LPCs purchase power under contracts that require five, ten, twelve, or fifteen years notice to terminate.

The number of LPCs with the contract arrangements described above, the revenues derived from such arrangements in 2014, and the percentage of TVA’s 2014 total operating revenues represented by these revenues are summarized in the table below.

TVA Local Power Company Customer Contracts At September 30, 2014
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in 2014	Percentage of Total Operating Revenues in 2014
		(in millions)
15-year termination notice	6	$159	1.4%
12-year termination notice	1	$25	0.2%
10-year termination notice	48	3,376	30.3%
5-year termination notice	100	6,502	58.4%
Total	155	$10,062	90.3%

Note
(1)  Ordinarily the LPCs and TVA have the same termination notice period; however, in contracts with five of the LPCs with five-year termination notices, TVA has a 10-year termination notice (which becomes a five-year termination notice if TVA loses its discretionary wholesale rate-setting authority). Two of the LPCs have five-year termination notices or a shorter period if any act of Congress, court decision, or regulatory change requires or permits that election.  Also, under TVA’s contract with Bristol Virginia Utilities, a five-year termination notice may not be given by the LPC until January 2018.

TVA’s two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2014, sales to MLGW and NES accounted for nine percent and eight percent, respectively.

The power contracts between TVA and LPCs provide for purchase of power by LPCs at the wholesale rates established by the TVA Board.  Under Section 10 of the TVA Act, the TVA Board is authorized to regulate LPCs to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  TVA regulates LPCs primarily through the provisions of TVA’s wholesale power contracts.  All of the power contracts between TVA and the LPCs require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class, and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the LPCs are used only for electric system purposes.  Furthermore, almost all of these contracts specify the specific resale rates and charges at which the LPC must resell TVA power to their customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.  The regulatory provisions in TVA’s wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for an adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

TVA also regulates LPC policies for deposits, termination, information to consumers, and billing through service practice standards that were adopted in 1979. On November 6, 2014, the TVA Board approved a revised service practice policy framework.  The new framework  provides for enhanced, consistent regulatory policy for ratepayers across the Tennessee Valley, while both upholding the intent of the original standards and recognizing local considerations.

Other Customers

Revenues from directly served industrial customers accounted for seven percent of TVA’s total operating revenues in 2014.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided.

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

Rate Methodology

In view of demand for electricity, the level of competition, and other relevant factors, it is reasonable to assume that rates, set at levels that will recover TVA's costs, can be charged and collected from customers. Further, the TVA Board has the discretion to determine when costs will be recovered in rates. As a result of these factors, TVA records certain assets and liabilities that result from the self-regulated ratemaking process that could not otherwise be so recorded under accounting principles generally accepted in the United States. See Note 1 — Cost-Based Regulation and Note 8.

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

For LPCs, the default wholesale rate structure is seasonal TOU. The wholesale rate provisions originally specified that the SDE option expired in September 2012. In April 2012, the TVA Board approved optional enhanced TOU and SDE structures which became effective in October 2012. TVA allowed LPCs to elect one of these wholesale rate structures and make retail adjustments consistent with their wholesale elections. LPC elections as of October 1, 2014, were as follows: 148 were served under the enhanced TOU structure, two were served under the default seasonal TOU structure, and five were served under the enhanced SDE structure.

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

On August 22, 2013, the TVA Board approved a five-year extension of the environmental adjustment (which commenced in 2004), which reflects the need to collect revenue for environmental expenditures to further TVA's environmental performance, as well as comply with new, more stringent air, water, and waste regulations. The environmental adjustment recovered approximately $437 million in 2014. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Ratemaking. On August 21, 2014, the TVA Board approved a non-fuel base rate increase of 2.61 percent on wholesale rates. It is anticipated this will increase base revenues by approximately $199 million for 2015.

Power Supply

General

Power generating facilities operated by TVA at September 30, 2014, included 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, 10 coal-fired sites, three nuclear sites, 14 natural gas and/or oil-fired sites, one diesel generator site, 16 solar energy sites, digester gas cofiring capacity at one coal-fired site, biomass cofiring potential (located at coal-fired sites), and one wind energy site, although certain of these facilities were out of service as of September 30, 2014. See Net Capability for a discussion of these out-of-service facilities.  TVA also acquires power under power purchase agreements of varying durations as well as short-term contracts of less than 24-hours in duration.

The following table summarizes TVA’s net generation in millions of kilowatt hours ("kWh") by generating source and the percentage of all electric power generated by TVA for the years indicated:

Power Supply from TVA-Operated Generation Facilities For the years ended September 30 (millions of kWh)
	2014			2013			2012
Coal-fired	62,525		44%	62,519		43%	58,584	41%
Nuclear	53,778		38%	52,100		36%	55,244	38%
Hydroelectric	13,228		9%	18,178		12%	12,817	9%
Natural gas and/or oil-fired	12,615		9%	13,102		9%	16,650	12%
Renewable resources (non-hydro)	5	(1)	<1%	9	(1)	<1%	25	<1%
Total	142,151		100%	145,908		100%	143,320	100%

Note
(1)  Operation and maintenance issues reduced the available renewable generation during 2014 and 2013 from several facilities, including those utilizing methane, solar, and wind.

Net Capability

The following table summarizes TVA's summer net capability in megawatts ("MW") at September 30, 2014:

SUMMER NET CAPABILITY(1) At September 30, 2014
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service
TVA-Operated Generating Facilities
Coal-Fired
Allen(2)	Tennessee	3	741	1959	1959
Bull Run	Tennessee	1	863	1967	1967
Colbert(2),(3)	Alabama	4	712	1955	1965
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Johnsonville	Tennessee	4	428	1951	1959
Kingston	Tennessee	9	1,398	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee	Kentucky	9	1,206	1953	1955
Widows Creek(4),(5)	Alabama	2	938	1954	1965
Total Coal-Fired		41	11,933
Nuclear
Browns Ferry	Alabama	3	3,309	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar	Tennessee	1	1,123	1996	1996
Total Nuclear		6	6,724
Hydroelectric
Conventional Plants	Alabama	36	1,178	1925	1962
	Georgia	2	33	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	60	1,876	1912	1972
Pumped-Storage(6)	Tennessee	4	1,616	1978	1979
Total Hydroelectric		113	5,418
Natural Gas and/or Oil-Fired(7),(8)
Simple-Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	600	1975	2000
Gleason(9)	Tennessee	3	465	2000	2000
Johnsonville	Tennessee	20	1,133	1975	2000
Kemper	Mississippi	4	312	2002	2002
Lagoon Creek	Tennessee	12	941	2001	2002
Marshall County	Kentucky	8	621	2002	2002
Subtotal Simple-Cycle Combustion Turbine		87	5,388
Combined-Cycle Combustion Turbine
Caledonia(10)	Mississippi	3	765	2003	2003
John Sevier(11)	Tennessee	1	870	2012	2012
Lagoon Creek(12)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	920	2003	2003
Southaven	Mississippi	3	774	2003	2003
Subtotal Combined-Cycle Combustion Turbine		11	3,854
Total Natural Gas and/or Oil-Fired		98	9,242

Diesel Generator
Meridian	Mississippi	5	9	1998	1998
Total Diesel Generators		5	9
TVA Renewable Resources (non-hydro)(13)			< 1
Total TVA-Operated Generating Facilities			33,326
Contract Renewable Resources(14),(15)			139
Power Purchase and Other Agreements			3,882
Total Summer Net Capability			37,347

Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) Eight MW of cofired methane at Allen and seven MW of cofired biomass at Colbert are accounted for as coal generation as opposed to TVA Renewable
Resources.
(3) Colbert Unit 5 was idled on October 1, 2013.
(4) Widows Creek Units 3 and 5 were retired on July 31, 2013, and Units 1, 2, 4, and 6 were retired on July 31, 2014.
(5) Widows Creek Unit 8 was mothballed on October 1, 2014.
(6) As of September 30, 2014, three of the four Raccoon Mountain Pumped-Storage Plant units were in service. The return to service date for the fourth unit is estimated to be in the third quarter of 2015.
(7) See Item 2, Properties for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(8) Peak firing of simple-cycle combustion turbine units accounts for an additional 257 MW of short-term capability.
(9) The units at the Gleason Simple-Cycle Facility were derated to 360 MW as of September 30, 2014, pending maintenance.
(10) Caledonia is currently a leased facility operated by TVA.
(11) John Sevier Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(12) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(13) TVA's three wind turbines (2 MW nameplate capacity) at its Buffalo Mountain Site in Tennessee were not operational as of September 30, 2014, and do not appear to be economical for returning to operation. TVA owns 0.4 MW of solar installations at 16 sites.
(14) Contract Renewable Resources include Generation Partners, Renewable Standard Offer, and 15 wind turbine generators located on Buffalo Mountain. See Power Supply — Purchased Power and Other Agreements for information on renewable energy power purchase contracts.
(15) Solar and wind resouces are listed at nameplate capacity.

Coal-Fired

TVA began its coal-fired plant construction program in the 1940s, and its coal-fired units were placed in service between 1951 and 1973. Coal-fired units are either active or inactive. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs.  As of September 30, 2014, TVA had 10 coal-fired plants consisting of 41 active units, accounting for 11,933 MW of summer net capability. As of September 30, 2014, TVA had 18 inactive units. Inactive units may be in three categories: retired, mothballed, or inactive reserve. Retired units are unavailable for service and are not expected to return to service in the future. As of September 30, 2014, TVA had 11 retired units: John Sevier Fossil Plant ("John Sevier") Units 1-4, Shawnee Fossil Plant ("Shawnee") Unit 10, and Widows Creek Fossil Plant ("Widows Creek") Units 1-6. Mothballed units are unavailable for service but can be brought back into service after some maintenance with an appropriate amount of notification, typically weeks or months.  As of September 30, 2014, TVA had seven mothballed units: Johnsonville Fossil Plant ("Johnsonville") Units 5-10 and Colbert Fossil Plant ("Colbert") Unit 5.  Inactive reserve units are unavailable for service but can be brought back into service after some repairs in a relatively short duration of time, typically measured in days. As of September 30, 2014, TVA had no units in inactive reserve. TVA refers to units which are in inactive reserve or mothballed status as idled. In addition, as of October 1, 2014, TVA mothballed Widows Creek Unit 8.

During 2014, the TVA Board took several actions related to the retirement of certain coal-fired units. Upon the completion of a natural gas-fired generation facility at the Paradise Fossil Plant ("Paradise") site, coal-fired Units 1 and 2 at Paradise with a summer net capability of 1,230 MW will be retired, and upon the completion of a natural gas-fired generation facility at the Allen Fossil Plant ("Allen") site, coal-fired Units 1-3 at Allen with a summer net capability of 741 MW will be retired. The TVA Board also approved the retirement of Colbert Units 1-4 and 5 with a total summer net capability of 1,184 MW no later than June 30, 2016, and December 31, 2015, respectively, as well as the retirement of Widows Creek Unit 8 with a summer net capability of 465 MW in the future. See Cleaner Energy Initiatives — Natural Gas-Fired Generation.

Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those of the Clean Air Act ("CAA") and subsequent laws and regulations. Increasing regulatory costs require consideration of whether or not to make the required capital investments to continue operating these facilities. In April 2011, TVA entered into two agreements (collectively, the "Environmental Agreements") to address a dispute under the CAA.  The first agreement is a Federal Facilities Compliance Agreement with the Environmental Protection Agency ("EPA").  The second agreement is with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation.  Under the Environmental Agreements, TVA agreed to retire 18 of its 59 coal-fired units by the end of 2017 and was generally absolved from any liability, subject to certain limitations and exceptions, under the New Source Review ("NSR") requirements of the CAA for maintenance, repair, and component replacement projects that were commenced at TVA's coal-fired units prior to the execution of the agreements. Failure to comply with the terms of the Environmental Agreements would subject TVA to penalties stipulated in the agreements. TVA is taking the actions necessary to comply with the Environmental Agreements. TVA is confident that it has adequate capacity to meet the needs of its customers after these units are retired.

The following table summarizes the retirement actions TVA is required to take under the Environmental Agreements, and the status of those actions.

Fossil Plant	Total Units	Existing Scrubbers and SCRs(1)	Requirements Under Environmental Agreements	Retirements Implemented or Planned to be Implemented by TVA as a Result of Environmental Agreements
John Sevier	2	None	· Retire two units no later than December 31, 2012	· Retired Units 1 and 2 on December 31, 2012
Johnsonville	10	None	· Retire six units no later than December 31, 2015 · Retire four units no later than December 31, 2017	· Retire six units by December 31, 2015 · Retire four units by December 31, 2017 · Idled Units 7 and 8 effective March 1, 2012 · Idled Units 5 and 6 and Units 9 and 10 on October 1, 2013
Widows Creek	6	Scrubbers and SCRs on Units 7 and 8	· Retire two of Units 1-6 no later than July 31, 2013 · Retire two of Units 1-6 no later than July 31, 2014 · Retire two of Units 1-6 no later than July 31, 2015	· Idled Units 1-6 in October 2011 · Retired Units 3 and 5 on July 31, 2013 · Retired Units 1, 2, 4, and 6 on July 31, 2014

Note
(1)  Selective catalytic reduction systems ("SCR").

The following table summarizes the additional actions TVA is required to take under the Environmental Agreements, and other coal-fired generation actions taken or to be taken by TVA.

Fossil Plant	Units Impacted	Existing Scrubbers and SCRs	Requirements Under Environmental Agreements	Other Actions Taken or Planned to be Taken by TVA
Allen	3	SCRs on all three units	· Install scrubbers or retire no later than December 31, 2018	· The Board approved the construction of a gas-fired plant at the current location of the Allen coal-fired site · · Retire Units 1-3 after completion of the gas-fired plant
Bull Run	1	Scrubber and SCRs on unit	· Continuously operate current and any new emission control equipment	· Continuously operate existing emission control equipment
Colbert	5	SCR on Unit 5
· Remove from service, control(1), convert(2), or retire Units 1-4 no later than June 30, 2016
· Remove from service, control(1), or retire Unit 5 no later than December 31, 2015
· Control or retire removed from service units within three years
				· Idled Unit 5 in October 2013 · Retire Units 1-4 no later than June 30, 2016 · Retire Unit 5 no later than December 31, 2015
Cumberland	2	Scrubbers and SCRs on both units	· Continuously operate existing emission control equipment	· Continuously operate existing emission control equipment
Gallatin	4	None	· Control(1), convert(2), or retire all four units no later than December 31, 2017	· Add scrubbers and SCRs on all four units by December 31, 2017
John Sevier	2	None	· Remove from service two units no later than December 31, 2012 and control(1), convert(2), or retire those units no later than December 31, 2015	· Idled Units 3 and 4 in December 2012 · Retired Units 3 and 4 on June 25, 2014
Kingston	9	Scrubbers and SCRs on all nine units	Continuously operate existing emission control equipment	Continuously operate existing emission control equipment
Paradise	3	Scrubbers and SCRs on all three units	· Upgrade scrubbers on Units 1 and 2 no later than December 31, 2013 · Continuously operate emission control equipment on Units 1-3
· Upgraded scrubbers on Units 1 and 2 in 2012
· Continuously operate emission control equipment on Units 1-3 · The Board approved the construction of a gas-fired plant at the current location of the Paradise coal-fired plant · Retire Units 1 and 2 after completion of the gas-fired plant

Shawnee	2	None	· Control(1), convert, or retire(2) Units 1 and 4 no later than December 31, 2017	· Still evaluating what actions to take with respect to Units 1 and 4 · Idled Unit 10 in October 2010 · Retired Unit 10 on June 30, 2014
Widows Creek	2	Scrubbers and SCRs on Units 7 and 8	· Continuously operate existing emissions control equipment on Units 7 and 8	· Continuously operate existing emissions control equipment on Units 7 and 8 · Idled Unit 8 on October 1, 2014 · Retire Unit 8 in the future
Notes
(1) If TVA decides to add emission controls to these units, TVA must continuously operate the emission controls once they are installed.
(2) Convert to renewable biomass.

As of September 30, 2010, TVA had 14,573 MW (summer net capability) of coal-fired generation. After actions taken to comply with the Environmental Agreements and actions by the TVA Board during 2014, TVA will have 8,089 MW (summer net capability) of coal-fired generation.

TVA is moving towards a more balanced generation plan with lower-cost and cleaner energy generation technologies. TVA’s long-range plans will continue to consider the costs and benefits of significant environmental investments at its remaining coal-fired plants. TVA expects to decide whether to control, convert, or retire its remaining Shawnee units.

Transmission upgrades may be required to maintain reliability when some coal-fired units become inactive. TVA invested $215 million in such upgrades between 2011 and 2014, and estimates future expenditures for transmission upgrades to accommodate inactive coal-fired units to be approximately $230 million for 2015 to 2020. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

Nuclear

TVA has three nuclear sites consisting of six units in operation.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Statistics for each of these units are included in the table below.

TVA Nuclear Power At September 30, 2014
Nuclear Unit	Status	Nameplate Capacity (MW)	Net Capacity Factor for 2014	Date of Expiration of Operating License	Date of Expiration of Construction Permits
Sequoyah Unit 1	Operating	1,221	85.8	2020*	—
Sequoyah Unit 2	Operating	1,221	86.5	2021*	—
Browns Ferry Unit 1	Operating	1,264	95.2	2033	—
Browns Ferry Unit 2	Operating	1,190	93.5	2034	—
Browns Ferry Unit 3	Operating	1,190	86.1	2036	—
Watts Bar Unit 1	Operating	1,270	85.0	2035	—
Watts Bar Unit 2	Under construction	1,220	—	—	2016

* An extension request has been submitted to the Nuclear Regulatory Commission. See Sequoyah License Renewal below.

Extended Power Uprate. TVA is undertaking an Extended Power Uprate ("EPU") project at Browns Ferry that is expected to increase the amount of electrical generation capacity of its reactors. The NRC license for each reactor must be modified to allow reactor operation at the higher power level.

Because the license amendment requests ("LARs") submitted by TVA at the beginning of this project have been under review for an extended time, TVA’s recent discussions with the NRC on selected technical issues concluded that a more effective strategy to address these issues would be to withdraw the original requests and to resubmit new LARs that would more thoroughly address the issues. The eventual conclusion of the discussions with NRC regarding the technical issues may impact the actual amount of power level increase resulting from the EPU.

Completion of the licensing process will determine the final implementation schedule. TVA expects to begin implementing the EPU project starting in the spring of 2018 for Browns Ferry Unit 3, the fall of 2018 for Unit 1, and spring of 2019 for Unit 2 and expects to complete the project in 2020. The project not only involves engineering analyses, but modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments.  These improvements will be ongoing in parallel with the NRC’s license amendment review process.  The project is estimated to cost approximately $380 million.

Sequoyah License Renewal. TVA submitted the license renewal applications for Sequoyah Units 1 and 2 to the NRC on January 7, 2013. If approved, the licenses for both units would be extended by an additional 20 years to 2040 for Unit 1 and 2041 for Unit 2. The NRC's review of the applications is expected to take up to three years after their submission.

On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel and terminated a two-year suspension of final licensing actions for nuclear power plants and renewals. Issuance of this rule may help alleviate some issues in the relicensing processes related to Sequoyah. See Note 21 — Legal Proceedings — Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage for additional information, which information is incorporated herein by reference.

Operational Challenges. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Key Initiatives and Challenges —Generation Resources, for a discussion of challenges associated with the nuclear program, which discussions are incorporated herein by reference.

Other Nuclear Matters. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Note 21 — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 21 — Legal Proceedings for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Hydroelectric and Other Renewable Energy Resources

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 109 generating units throughout the Tennessee River system and one pumped-storage facility for the production of electricity.  At September 30, 2014, these units accounted for 5,418 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generated also depends on the availability of TVA's hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, eight U.S. Army Corps of Engineers dams on the Cumberland River contribute to the TVA power system.  See Weather and Seasonality and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Dam Safety Assurance Initiatives.

In 1992, TVA began a Hydro Modernization Program to address reliability issues related to its conventional hydroelectric units and Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"). At September 30, 2014, modernization had been completed on 56 conventional hydroelectric units and four pumped-storage units. These modernization projects resulted in 427 MW of increased capacity on the conventional units, with an average efficiency gain of approximately five percent. Hydroelectric generation will continue to be an important part of TVA's energy mix. TVA, through its Hydro Modernization Program, continues to assess its remaining conventional hydroelectric units for opportunities to improve reliability and increase capacity.

Raccoon Mountain Pumped-Storage Plant.  The four units at Raccoon Mountain were placed in service during 1978 and 1979. The units, with a total net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power.

Units 1-4 were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. All four units have subsequently completed maintenance overhauls to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables which convey power out of the facility, resulting in TVA limiting service to three units until the issue is resolved. As of September 30, 2014, three of the four Raccoon Mountain units were in service. The return to service date for the fourth unit is estimated to be in the third quarter of 2015.

Other Renewable Energy Resources. TVA's renewable energy portfolio includes both TVA-owned assets and renewable energy purchases. TVA owns 16 solar sites, capability for digester gas and biomass cofiring, and three wind turbines. At September 30, 2014, the wind turbines were not operational and were not available to provide any summer net capability.  The Electric Power Research Institute ("EPRI") is currently undertaking a research project to assess the condition of the three TVA-owned turbines and to evaluate options for the future of the wind turbines.  Results of the project are expected to be completed in the first quarter of 2015. The digester gas cofiring capability is accounted for as coal-fired generation summer net capability. The solar sites provide less than one MW of summer net capability.

Natural Gas and/or Oil-Fired

At September 30, 2014, TVA operated 98 combustion turbine power blocks, 87 simple-cycle units and 11 combined-cycle power blocks. The 87 simple-cycle units provide a maximum of 5,388 MW of summer net capability. The 11 combined-cycle power blocks provide a maximum of 3,854 MW of summer net capability. Eighty of the simple-cycle units and one combined-cycle power block are fueled by either natural gas or fuel oil. The remaining seven simple-cycle units as well as the 10 combined-cycle power blocks are fueled by natural gas only. Seventy-six of the simple-cycle units are capable of quick-start response allowing full generation capability in approximately 10 minutes. TVA uses simple-cycle units as peaking or backup units.

See Item 2, Properties — Generating Properties for a discussion of lease arrangements into which TVA has entered in connection with certain of the combustion turbine units. Because of TVA's strategy of portfolio diversification and reducing air emissions, TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, and/or lease.

Diesel Generators

At September 30, 2014, TVA had one diesel generator plant consisting of five units, and these facilities accounted for 9 MW of summer net capability.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2014, TVA acquired approximately 11 percent of the power that it purchased on the power spot market, approximately one percent through short-term power purchase agreements (agreements with a duration of one year or less but longer than the term of spot-market purchase), and approximately 88 percent through long-term power purchase agreements (agreements with a duration of more than one year).

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2015 and 2032, and the most significant of these contracts are described below.

Power Purchase Contracts (Excluding Wind Contracts) At September 30, 2014
Type of Facility	Location	Summer Net Capability (MW)	Contract Termination Date
Lignite	Mississippi	440	2032
Natural gas	Alabama	720	2023
Natural gas	Mississippi	675	2015

Under federal law, TVA is required to purchase energy from qualifying cogenerators and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source.  As of September 30, 2014, there were six suppliers, with a combined capacity of 890 MW, whose power TVA purchases under this law.

As of September 30, 2014, TVA was a party to contracts with eight wind farms for the purchase of energy. Energy is currently provided to TVA under all contracts.  The first began providing 300 MW (nameplate capacity) under a twenty-year contract from a wind farm in Illinois in May 2010.  TVA currently does not purchase the renewable attributes for this energy but has the opportunity to obtain them in the future. The other seven contracts provide TVA with an additional 1,215 MW (nameplate capacity) that include renewable attributes.  These wind farms are located in Illinois, Kansas, and Iowa.  TVA may work with counterparties to renegotiate or even terminate existing arrangements based on its evaluation of the economics of the contracts given that bringing power from distant locations raises transmission issues and costs.

Wind Contracts As of September 30, 2014
Location of Wind Farm	Contracted Nameplate Capacity (in MW)	Date Delivery Began	Contract Termination Date
Illinois	300*	2010	2030
Iowa	198	2010	2031
Iowa	101	2012	2030
Kansas	201	2012	2032
Kansas	165	2013	2032
Illinois	150	2012	2032
Illinois	200	2012	2032
Illinois	200	2013	2033

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

Technology advancements may be needed to address some of the operational issues associated with intermittent renewable energy sources in the future.  Regional differences and geographic limitations play a primary role in the types and amount of renewable and clean energy developed across the country.  Within the area served by TVA, the most viable renewable resources are hydroelectric, biomass (solid and methane recovery), solar, and wind.  Known wind resource potential has increased recently due to studies showing reasonable wind speeds available at higher elevations in the TVA service area, and these resources may be a source of energy for TVA in the future.

During the past three years, TVA supplemented its power generation through power purchases as follows:

Purchased Power* For the years ended September 30
	2014	2013	2012
Millions of kWh	18,740	18,848	25,294
Percent of TVA’s total power supply	11.6%	11.4%	15.0%

Note
* Purchased power amounts include generation from Caledonia Combined-Cycle Gas Plant, which is currently a leased facility operated by TVA.

Cleaner Energy Initiatives

TVA intends to balance production capabilities with power supply requirements by promoting the conservation and efficient use of electricity and, when necessary, buying, building, and/or leasing assets or entering into power purchase agreements.  TVA also intends to employ a diverse mix of energy generating sources and is working toward obtaining greater amounts of its power supply from clean (low or zero carbon emitting) resources.

Nuclear Generation

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. TVA plans to bring Watts Bar Unit 2 into commercial operation by December 2015.

The regulatory reviews associated with the issuance of an NRC operating license for Watts Bar Unit 2 are continuing. The NRC issued an extension to the Watts Bar Unit 2 construction permit on November 21, 2013. The revised permit expires on September 30, 2016. The NRC reviews of TVA’s actions associated with post-Fukushima requirements are underway and are not currently anticipated to affect the timely issuance of an operating license. Resolution of the waste confidence issue helped mitigate a significant risk related to meeting the completion date of Watts Bar Unit 2. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Watts Bar Unit 2 and — Waste Confidence Rule, which discussions are incorporated herein by reference.

Bellefonte Unit 1. Although work on the Bellefonte Unit 1 site was slowed in 2014, TVA believes that near-term budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power.

Other Nuclear Initiatives. TVA is preparing an early site permit license application to the NRC to license small modular reactors ("SMRs") at TVA’s Clinch River Site in Oak Ridge, Tennessee. See Note 21 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Generation Resources — Small Modular Reactors.

Natural Gas-Fired Generation

Part of TVA’s strategy of portfolio diversification and air emissions reductions involves the addition of natural gas-fired plants to its generation fleet. At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired facility with an expected generation capacity of approximately 1,000 MW at TVA’s Paradise site. A lawsuit has been filed challenging TVA's Paradise decision. See Note 21 — Legal Proceedings — National Environmental Policy Act Challenge at Paradise Fossil Plant. An injunction or court order that delays TVA's plans at Paradise could increase the project's cost. On August 21, 2014, the TVA Board approved the construction of a natural gas-fired facility also with an expected generation capacity of approximately 1,000 MW at the Allen site. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which would continue to be operated on the Paradise site. See Power Supply — Coal-Fired.

Energy Efficiency, Demand Response, and Renewable Energy Programs

TVA, in cooperation with its customers, continues to implement a broad portfolio of energy efficiency, demand response, and system load enhancement programs and projects designed to help reduce long-term energy supply costs in the TVA service area through EnergyRight® Solutions (“ERS”) programs.  TVA realized 553 gigawatt hours ("GWh") and 521 GWh of energy efficiency savings in 2014 and 2013, respectively. ERS efforts are expected to remain a focus of TVA and are playing an important role in the development of the Integrated Resource Plan currently under way.

ERS programs continue to be revamped and expanded with the completion of the In-Home Energy Evaluation program in 2014 after achieving over 85,000 home energy audits and the introduction the new eScore program design utilizing a wireless data collection system to more effectively document and process residential evaluation data. TVA anticipates implementation of the eScore design throughout the Tennessee Valley in December 2014 with greater focus on establishing of a long-term efficiency improvement relationship with participating homeowners. ERS also continues to expand participation in demand reduction efforts such as dispatchable voltage regulation which contribute to TVA’s management of peak loads.

TVA's Green Power Switch® ("GPS") program is a voluntary program that supports the production of renewable energy by allowing consumers to purchase renewable energy. The GPS program provided approximately 192,000 MWh of renewable energy in 2013. TVA is continuing to refine the program, which was introduced in 2000, by testing two additional customer options within limited geographical regions of TVA’s service area. The two pilot options are testing customer demand for a 100- percent solar option sourced from TVA's growing Green Power Providers ("GPP") supply as well as a lower-priced bulk option for larger commercial and industrial customers. Supply for the bulk option is sourced from TVA-contracted renewable energy credits

("RECs"), an environmental commodity that represents the environmental attributes of renewable energy, in the greater Southeastern region.

In 2013, TVA replaced its Generation Partners ("GP") program with the GPP program for the purpose of encouraging the development of small-scale solar, wind, biomass, and hydroelectric generation systems across the Tennessee Valley that are 50 kilowatts ("kW") or less. The GPP program is fully subscribed for CY 2014. As of September 30, 2014, the combined participation for the GP and GPP programs comprised more than 88 MW of operating generation with 5.7 MW of additional approved capacity in the GPP program that has yet to become operational.

The Renewable Standard Offer ("RSO") program is a voluntary program that began in October 2010 to increase the amount of renewable energy generated in TVA's service territory. This program offers pre-set prices, terms, and conditions for power generated by selected, commercially available renewable energy technologies. Solar, wind, and specific biomass projects are included in the program. Projects must be greater than 50 kW, but no greater than 20 MW in nameplate capacity. TVA demonstrated its continued commitment to renewable energy by offering to purchase an additional 100 MW under the RSO program in CY 2014. As of September 30, 2014, TVA has over 34 MW of operating generation and an additional196 MW under application or contract not yet operating. RSO projects approved in CY 2014 have a contract term of 20 years and a new price structure updated to be compatible with the existing portfolio.

The Solar Solution Initiative ("SSI") is a targeted incentive program that aims to support the existing local solar industry, while also serving as a recruitment tool for new industry in the Tennessee Valley region, by retaining and adding investment and jobs. The program provides incentive payments for mid-sized (greater than 50 kW up to 1 MW) solar projects in TVA's RSO program if the projects use local certified installers in the Tennessee Valley region. During CY 2014, the SSI program was expanded to 16 MW. The program currently has over 3 MW of operating generation. Applications will continue to be accepted and placed on the waiting list until 16 MW is contracted.

Fuel Supply

General

TVA’s consumption of various types of fuel depends largely on the demand for electricity by TVA’s customers, the availability of various generating units, and the availability and cost of fuel.  The following table summarizes TVA’s expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities* For the years ended September 30 (in millions)
	2014	2013	2012
Coal	$1,873	$1,890	$1,824
Natural gas	531	504	527
Fuel oil	48	36	46
Nuclear fuel	307	317	319
Total fuel	$2,759	$2,747	$2,716

Note
* Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amounts of $(29) million, $73 million, and $(36) million for the years ended September 30, 2014, 2013, and 2012, respectively.

The following table indicates TVA’s average fuel expense by generation type for the years indicated:

Fuel Expense Per kWh(1)(2) For the years ended September 30 (cents/kWh)
	2014	2013	2012
Coal	3.05	3.07	3.18
Natural gas and fuel oil	4.30	3.89	3.19
Nuclear	0.57	0.61	0.58
Average fuel cost per kWh net thermal generation from all sources	2.14	2.15	2.08

Note
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense.
(2) In 2012, TVA began allocating 50 percent of its Financial Trading Program ("FTP") gains and losses to fuel expense. In 2013, the allocation changed to 70 percent of FTP gains and losses being allocated to fuel expense and 30 percent of FTP gains and losses being allocated to purchased power expense. In 2014, the allocation changed to 80 percent of FTP gains and losses being allocated to fuel expense and 20 percent of FTP gains and losses being allocated to purchased power expense.

In addition to TVA-owned generating facilities, TVA operates a plant under an operating lease agreement and also has tolling agreements under which it obtains electricity from outside suppliers. Under these agreements, TVA supplies the fuel to produce electricity. The following table indicates the cost of fuel supplied by TVA and also the average fuel expense per kWh for the years indicated:

Natural Gas Purchases for Non-TVA Owned Facilities(1) For the years ended September 30
	2014	2013	2012
Cost of fuel (in millions)	$160	$138	$255
Average fuel expense (cents/kWh)	3.56	2.95	2.36

Note
(1) In 2012, TVA began allocating 50 percent of its FTP gains and losses to fuel expense. In 2013, the allocation changed to 70 percent of FTP gains and losses being allocated to fuel expense and 30 percent of FTP gains and losses being allocated to purchased power expense. In 2014, the allocation changed to 80 percent of FTP gains and losses being allocated to fuel expense and 20 percent of FTP gains and losses being allocated to purchased power expense.

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2014 and 2013 was approximately 31 million tons and 32 million tons, respectively.  At both September 30, 2014, and September 30, 2013, TVA had 29 days of system-wide coal supply at full burn rate with net book values of $361 million and $374 million, respectively.

TVA utilizes both short-term and long-term (longer than one year) coal contracts.  During 2014, long-term contracts made up 91 percent of coal purchases and short-term contracts accounted for the remaining nine percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2014, TVA purchased coal by basin as follows:

•	47 percent from the Illinois Basin;

•	36 percent from the Powder River Basin in Wyoming;

•	14 percent from the Uinta Basin of Utah and Colorado; and

•	three percent from the Appalachian Basin of Kentucky, Pennsylvania, Tennessee, Virginia, and West Virginia.

Generally, total system coal inventories were at or above target levels for most of 2014 due to lower than planned coal-fired generation requirements. However, due to persistent performance issues with certain rail companies, inventories at some facilities fell below minimum levels during 2014. Additionally, some coal-fired units were placed in reserve in the spring to conserve coal for summer peak use.  The following table indicates the delivery methods TVA utilizes for its coal supply:

Percentage of Coal Supply Delivery Methods For the years ended September 30
	2014	2013
Rail	23%	21%
Barge	16%	13%
Barge and rail combination	54%	60%
Truck	7%	6%

Natural Gas and Fuel Oil

During 2014, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to two years and purchased substantially all of its fuel oil requirements on the spot market. Previously, spot market volatility was managed through TVA’s FTP. However, management is currently evaluating the future use of financial instruments for price hedging.

The net book value of TVA’s natural gas inventory was $9 million and $7 million at September 30, 2014, and 2013, respectively. The net book value of TVA’s fuel oil inventory was $100 million and $113 million at September 30, 2014, and 2013, respectively. At September 30, 2014, all but 17 of the combustion turbine units that TVA operates were dual-fuel capable, and TVA has fuel oil stored on each of these sites for its dual-fuel combustion turbines as a backup to natural gas.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward five-year (2015-2019) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available.

The United States Enrichment Corporation ("USEC") was one of TVA’s suppliers of enrichment services for uranium for fueling TVA's nuclear units.  On May 24, 2013, USEC announced the cessation of enrichment activities at its Paducah, Kentucky facility.  TVA has sufficient nuclear fuel inventory available to mitigate near-term supply risks.

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

TVA owns all nuclear fuel held for its nuclear plants.  At both September 30, 2014, and 2013, the net book value of this nuclear fuel was $1.3 billion.

Mixed Oxide Nuclear Fuel. Under the DOE Surplus Plutonium Disposition ("SPD") Program, mixed oxide ("MOX") fuel would be fabricated with surplus plutonium and depleted uranium as a replacement for commercial uranium fuel. In February 2010, the DOE and TVA entered into an interagency agreement to evaluate the potential use of MOX fuel in reactors at Browns Ferry and Sequoyah. As part of the evaluation of MOX fuel, TVA is participating as a cooperating agency in the DOE's development of a supplemental EIS that addresses the potential use of MOX fuel in the TVA reactors. TVA could make a decision in 2015 on whether to continue to pursue the use of MOX fuel. At the earliest, based on the expected production rate of MOX fuel, TVA could start using a small number of MOX fuel assemblies in TVA reactors after 2020. TVA's three criteria for implementing MOX fuel are that it must be environmentally and operationally safe; it must be economical compared to other nuclear fuel used by TVA; and it must be licensed by the NRC for use.  If TVA decides to use MOX fuel and the NRC approves its use, some changes in the operation of the reactors are expected and additional equipment may be required. As TVA continues to evaluate fuel options, current fuel supply plans do not include MOX fuel.

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

Spent Nuclear Fuel.  Under the Nuclear Waste Policy Act of 1982, generators of nuclear energy were historically required to pay a fee of one-tenth of a cent per kilowatt-hour into the DOE nuclear waste fund. TVA’s annual payments into this fund ranged from $50 million to $55 million in recent years. In November 2013, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") ordered the DOE to stop collecting nuclear waste fees until either (1) the DOE complies with the Nuclear Waste Policy Act of 1982, or (2) the U.S. Congress enacts an alternative waste management plan. In accordance with the court’s order, the DOE submitted a proposal to the U.S. Congress in January 2014 to change the nuclear waste fee to zero, and as of May 16, 2014, the DOE ceased collecting this fee. TVA saved approximately $20 million in 2014, and if the fee remains at zero, TVA estimates that it will save approximately $52 million in 2015. Any such savings will be passed on to TVA’s customers through the fuel cost adjustment.  The Sequoyah and Browns Ferry dry cask storage facilities have been in use since 2004 and 2005, respectively, and are expected to provide storage capacity through 2026 at Sequoyah and 2018 at Browns Ferry.  Watts Bar has sufficient storage capacity in its spent fuel pool though 2016. TVA is currently constructing an independent spent fuel installation pad for spent fuel storage at Watts Bar, and cask loading is scheduled in the spring of 2016.  See Power Supply — Nuclear.

To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001, and as a result, TVA received approximately $35 million for costs incurred through 2004. By agreement with the United States, TVA subsequently recovered an aggregate of approximately $72 million to offset dry cask storage costs incurred from 2005 through 2010.  TVA entered into a settlement agreement with the United States in July 2011 that delineates recoverable and non-recoverable costs and sets forth a claim submittal and review process. This settlement agreement expired on December 31, 2013, but was extended through December 31, 2016. In February 2013, TVA received $12 million for its 2011 claim, and in January 2014, TVA received nearly $17 million for its 2012 claim. In July 2014, TVA submitted a claim of nearly $17 million for 2013 costs, reported in Accounts receivable, net. For 2014, TVA has incurred approximately $18 million in costs, reported in Other long-term assets.

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

TVA has provided irradiation services using only Watts Bar Unit 1 since 2003. Although the interagency agreement provides for irradiation services to be performed at Watts Bar and Sequoyah, TVA expects the Watts Bar site to provide sufficient capacity to fulfill this agreement.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has 69 interconnections with 12 neighboring electric systems, and delivered nearly 161 billion kWh of electricity to TVA customers in 2014.  In carrying out its responsibility for transmission grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability over the last 15 years in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

To the extent that federal law requires access to the TVA transmission system, TVA offers transmission services to others to transmit power at wholesale rates in a manner that is comparable to TVA's own use of the transmission system.  TVA has also adopted and operates in accordance with its published transmission Standards of Conduct and separates its transmission functions from its marketing functions.

TVA is subject to federal reliability standards that are set forth by the North American Electric Reliability Corporation ("NERC") and approved by the FERC. These standards are designed to maintain the reliability of the bulk electric system, including TVA’s generation and transmission system, and include areas such as maintenance, training, operations, planning, modeling, critical infrastructure, physical and cyber security, vegetation management, and facility ratings. TVA recognizes that reliability standards and expectations continue to become more complex and stringent for transmission systems. At present there are approximately 100 mandatory standards subject to enforcement containing approximately 1,200 requirements and sub-requirements that must be met. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Regulatory Compliance — Transmission Issues.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity.  TVA uses degree days to measure the impact of weather on its power operations.  Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.  During 2014, TVA had 366, or 11 percent, more heating degree days and 136, or eight percent, more cooling degree days than in 2013.

	2014	Percent Change	2013	Percent Change	2012
Combined degree days (normal 5,223)	5,597	9.9%	5,095	8.1%	4,714

TVA’s power system is generally a dual-peaking system where the demand for electricity peaks during the summer and winter months to meet cooling and heating needs.  TVA met an all-time summer peak demand of 33,482 MW on August 16, 2007, at 102 degrees Fahrenheit and an all-time winter peak demand of 33,352 MW on January 24, 2014, at 7.3 degrees Fahrenheit.  As a result of a cold wave during January 2014, TVA set a new total daily energy record of 703 GWh on January 7, 2014. Also, a new total weekly energy demand record of 4,632 GWh was set for the seven-day period ended January 10, 2010, when TVA experienced an average demand of 27,574 MW per hour for the entire week.

Rainfall totals in the Upper Basin of the Tennessee Valley were near normal, however significantly less than was observed during 2013. Rainfall in the Upper Basin of the Tennessee Valley was 97 percent of normal for 2014 and 124 percent of normal in 2013. Also, runoff was 90 percent of normal in 2014 and 143 percent of normal in 2013. Runoff is the amount of rainfall that is not absorbed by vegetation or the ground and actually reaches the rivers and reservoirs that TVA manages. TVA’s conventional hydroelectric generation decreased 25 percent in 2014 as compared to 2013, and increased 39 percent in 2013 as compared to 2012. Conventional hydroelectric generation was approximately 96 percent of normal in 2014 and 127 percent of normal in 2013.

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

Research and Development

TVA makes annual investments in science and technological innovation to help the agency meet future business and operational challenges. Each year TVA’s annual research portfolio and research strategic plan is updated based on a broad range of operational and industry drivers that help assess key technology gaps, performance issues, or other significant issues that should be addressed through research and development. Core research activities directly support optimization of TVA's generation and delivery assets, air and water quality, and clean energy integration. Additional focus is placed on emerging technological advances in SMRs, energy utilization technologies, and distributed energy resources.

In the area of energy utilization, TVA evaluates emerging energy efficiency and load management technologies for market and program readiness. TVA's efforts are directed towards demonstrating and validating the performance, reliability, and consumer acceptance of new efficiency technology as well as the value of energy efficiency and load management technologies for the consumer, the LPC, and TVA. TVA also coordinates activities with EPRI and industry stakeholders related to transportation electrification to support operational fleet requirements and the needs of LPCs to provide guidance on matters of plug-in electric vehicle grid integration and readiness for transportation electrification technologies.

SMRs are a next-generation nuclear technology with potential for improved safety and increased flexibility while providing an important option for clean, reliable energy for TVA’s customers. TVA is preparing an early site permit application to the NRC to license SMRs at its Clinch River Site in Oak Ridge, Tennessee. TVA’s project has a great deal of flexibility at this early stage of new technology development and TVA will be ready to implement whatever decision is in the best interests of the people of the Tennessee Valley. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Generation Resources — Small Modular Reactors.

TVA clean energy research seeks to understand the scope and impact of integrating distributed energy resources ("DER") on operations and business economics and to develop strategies for adapting to the evolving electricity landscape in the Tennessee Valley. Of particular interest is modeling existing and expected solar power deployments in the Tennessee Valley to evaluate the full extent of system impacts of the resources. Economic analyses will also be conducted to value the DER to the owner, the LPC system, and subsequently the bulk system as a whole. See See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives — Generation Resources — Distributed Generation.

Investments in TVA’s research portfolio are supported through partnership and collaboration with local power companies, EPRI and other research consortiums, the DOE and other federal agencies, national labs, peer utilities, universities, and industry vendors and participation in professional societies.

Flood Control Activities

The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the United States, averaging 51 inches per year. From October 1, 2013, through September 30, 2014, 49 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through the tributary and main stem dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

Environmental Stewardship Activities

TVA’s mission includes managing the Tennessee River, its tributaries, and federal lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and natural resource protection.
There are 49 dams that comprise TVA’s integrated reservoir system.  Each dam may also have ancillary structures used to support or assist the main dam's function. The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers.  The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for TVA’s coal-fired and nuclear power plants.  TVA’s Environmental Policy, which was adopted by the TVA Board in 2008, provides objectives for an integrated approach related to providing cleaner, reliable, and affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship.  The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.  TVA also manages approximately 11,000 miles of shoreline, 650,000 surface acres of reservoir water, and 293,000 acres of reservoir lands for cultural and natural resource protection, recreation, and other purposes.

Strategic guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan ("NRP"). The NRP, issued in August 2011, serves as a 20-year guide for TVA's essential stewardship efforts in managing biological resources (plants, animals, and aquatic species); cultural resources (archaeological sites, historical sites, and artifacts); recreation; water resources; reservoir lands planning; and public engagement. The plan will also guide TVA in achieving the objectives of its Environmental Policy for a more systematic and integrated approach to fulfilling its essential stewardship responsibilities. The NRP was developed with public input including participation from federal and state resource management agencies and the RRSC. Members of the RRSC, established in March 2000, represent public and private stakeholders who benefit from TVA’s management of the river system. They provide recommendations on stewardship activities, including reservoir operations, public-land planning and management, water supply, recreation, infrastructure operation and maintenance, and emergency preparedness. TVA intends to review and update the NRP approximately every five years.

Economic Development Activities

Since its creation in 1933, TVA has promoted the development of the Tennessee Valley. Economic development, along with energy production and environmental stewardship, is one of the integrated purposes of TVA. TVA works with its LPCs, regional, state, and local agencies, and communities to showcase the advantages available to businesses locating or expanding in TVA's service area. TVA's primary economic development goals are to recruit companies to locate in the Tennessee Valley, encourage expansion of existing business and industry that provide quality jobs, and prepare communities in the Tennessee Valley for economic growth opportunities. TVA seeks to meet these goals through a combination of initiatives and partnerships designed to provide financial assistance, technical services, industry expertise, and site-selection assistance to new and existing businesses.

Economic development programs developed by TVA include those which focus on supporting all communities including rural and economically distressed communities across the Tennessee Valley by working in close partnership with other federal and state organizations. TVA also jointly offers incentive programs with participating LPCs. These programs offer competitive incentives to existing and potential power customers in certain business sectors that make multi-year commitments to invest in the Tennessee Valley. In addition to financial support for these programs, TVA offers resources to communities and economic developers in the areas of recruitment, leadership development, industrial product preparedness (sites and buildings), planning, and project assistance.

TVA's economic development efforts helped recruit or expand over 194 companies into the TVA service area during 2014. These companies announced capital investments of approximately $8.5 billion and the expected creation and/or retention of over 60,300 jobs.

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

Under Section 211 of the FPA, TVA can be ordered to transmit wholesale power provided that the order (1) does not impair the reliability of the TVA or surrounding systems and (2) meets the applicable requirements of Section 212 concerning terms, conditions, and rates for service.  Under Section 211A of the FPA, TVA is subject to FERC review of the transmission rates and the terms and conditions of service that TVA provides others to ensure comparability of treatment of such service with TVA’s own use of its transmission system and that the terms and conditions of service are not unduly discriminatory or preferential.  The anti-cherrypicking provision of Section 212 of the FPA precludes TVA from being ordered to wheel another supplier’s power to a customer if the power would be consumed within TVA’s defined service territory.

Sections 221 and 222 of the FPA, applicable to all market participants, including TVA, prohibit (1) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency and (2) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC’s jurisdiction .

Under Section 215 of the FPA, TVA must comply with certain standards designed to maintain transmission system reliability.  These standards are approved by FERC and enforced by the NERC.

Section 206(e) of the FPA provides FERC with authority to order refunds of excessive prices on short-term sales (transactions lasting 31 days or less) by all market participants, including TVA, in price gouging situations if such sales are through an independent system operator or regional transmission organization under a FERC-approved tariff.

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

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), sulfur dioxide ("SO2"), nitrogen dioxide ("NO2"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining a NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated attainment areas. Areas not meeting a NAAQS are designated nonattainment areas, and more stringent requirements apply in those areas. This includes stricter controls on industrial facilities and more complicated permitting processes. TVA coal-fired plants can be impacted by these requirements. As NAAQS become more stringent, utilities are expected to come under increasing pressure to further reduce emissions from their existing fossil fuel generating plants.

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

Cross State Air Pollution Rule. In July 2011, the EPA announced the final Cross State Air Pollution Rule ("CSAPR"), a more stringent rule to replace the existing Clean Air Interstate Rule ("CAIR"), to regulate SO2 and NOx emissions from upwind states. CSAPR was stayed in December 2011 and vacated by the D.C. Circuit in August 2012. On April 29, 2014, the U.S. Supreme Court reversed the vacatur, and then on October 23, 2014; the D.C. Circuit granted the EPA’s motion to lift the stay on CSAPR. CSAPR requirements are expected to begin with Phase I on January 1, 2015, followed by Phase II on January 1, 2017. The EPA must also take actions to address allowance allocations and administrative issues. TVA is analyzing the implications of the lift of the CSAPR stay and possible impacts to TVA. TVA’s significant reductions in SO2 and NOx emissions and planned future reductions will aid in compliance with CSAPR.

The EPA is also developing a new transport rule to address attainment of the 8-hour ozone standard. Until the EPA proposes a new transport rule, it is not possible to predicts its impacts on TVA.

Hazardous Air Pollutants from Industrial, Commercial, and Institutional Boilers. In March 2011, the EPA published a final rule to establish standards for hazardous air pollutants emitted from industrial, commercial, and institutional boilers and process heaters. The final rule, effective in the second quarter of 2014, has had minor impacts for some of TVA’s startup and auxiliary boilers at its plants. While all plant startup and auxiliary boilers are expected to be exempt from the emission limits due to their limited use, most boilers will be subject to scheduled tuneups to ensure optimized combustion, and TVA will be required to follow work practice standards in order for the boilers to be exempt from emission standards.

Mercury and Air Toxic Standards for Electric Utility Units. In April 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA may choose to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The rule was challenged in court, and was upheld on April 15, 2014, by the D.C. Circuit.

The Environmental Agreements. See Note 21 — Legal Proceedings — Environmental Agreements for a discussion of the Environmental Agreements, which discussion is incorporated herein by reference.

Acid Rain Program. Congress established the Acid Rain Program to achieve reductions in emissions of SO2 and NOx, the primary causes of acid rain. The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants. TVA continues to reduce SO2 and NOX emissions from its coal-fired plants, and the SO2 allowances allocated to TVA under the Acid Rain Program are sufficient to cover the operation of its coal-fired plants. In the TVA service area, the limitations imposed on NOx emissions by either the CAIR or CSAPR program are expected to be more stringent than the Acid Rain Program. Therefore, TVA forecasts that the Acid Rain Program will have no impact on TVA other than administrative reporting.

Regional Haze Program. In June 2005, the EPA issued the Clean Air Visibility Rule, amending its CY 1999 regional haze rule, which had established timelines for states to improve visibility in national parks and wilderness areas throughout the United States. Under the amended rule, certain types of older existing sources are required to install best available retrofit technology. To comply with this requirement, certain utilities, including TVA, may have to install additional controls for particulate matter, SO2, and NOx emissions or agree to lower emission limits at plants equipped with such controls. TVA anticipates that this program will impact only Colbert Unit 5, which was idled in October 2013 and will be retired on or before December 31, 2015.

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

State implementation plans ("SIPs") developed under the CAA typically exclude periods of startup, shutdowns, and malfunctions, but the EPA has proposed a rule to eliminate such exclusions. The proposed rule will likely be final in 2015, after which the states must modify their implementation plans by 2017. These new requirements could reduce flexibility and increase operational costs for TVA’s coal-fired plants.

Clean Power Plan. On June 2, 2014, the EPA issued proposed carbon pollution standards for existing power plants, referred to as the “Clean Power Plan.”  The “Clean Power Plan” proposes state-specific emission rate goals to lower carbon dioxide ("CO2") emissions from power plants, targeting a 30 percent nationwide reduction in CO2 emissions from 2005 levels by 2030. Each state’s guideline is an output-based emissions rate (fossil CO2 lbs/adjusted MWh) based on 2012 historical emissions and generation. The EPA identified four sets of measures or “building blocks” that are in use today by some states and utilities, and that together make up the best system of emission reduction ("BSER") for reducing carbon pollution: (1) heat rate improvements at coal-fired units, (2) increased dispatch of natural gas combined cycle units ("NGCCs"), (3) increased utilization of non-emitting resources, and (4) increased demand-side energy efficiency. Each state’s emission guideline is calculated by applying these four building blocks to 2012 historical fossil emissions and generation. The EPA is proposing an “interim goal” that a state must meet on average over the 10-year period from 2020-2029 and a “final goal” that a state must meet at the end of that period in 2030 and thereafter based on a three-year average. States must develop and submit plans to meet their goals and can comply individually or within a multi-state framework. States would be required to submit their plans to the EPA by June 30, 2016. The final form of these standards is uncertain. Comments on the proposed rule are due to the EPA by December 1, 2014, and the EPA expects to finalize the rule in June 2015.

Petition to Expand the Ozone Transport Region. On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition to the EPA requesting that nine states, including Kentucky and Tennessee, be added to the OTR. TVA is unable to predict the outcome of the petition at this time. Should the petition be granted, additional controls may be required on existing electric generating units and other sources in the additional states. New and modified sources would have to have state of the art controls and meet other requirements as well.

Climate Change

Legislation. Although climate change legislation has failed to progress in the U.S. Congress in past years, there is continuing interest in legislation that could regulate GHG emissions or impose other energy-related restrictions and requirements. If legislation intended to limit GHG emissions or impose other energy policies were to become law, such limitations would likely affect TVA’s coal-fired plants and could affect other fossil fuel-fired plants. The costs and impacts or such regulation could be significant for TVA. There is no way to predict the likelihood or form of such legislation at this time.

Regulation. The Obama Administration has promulgated a number of regulations that impose limitations upon emissions of GHGs, including CO2, from power plants. The most important of these apply to major new sources of GHGs, including coal-fired and gas-fired power plants, and major modifications of existing plants. On June 23, 2014, the U.S. Supreme Court affirmed and reversed parts of the regulation. The decision exempts a small proportion of facilities from the “prevention of serious deterioration” program but allows most major pollution sources, including power plants and refineries, to be included. The regulation is back before the D.C. Circuit.

The EPA proposed GHG New Source Performance Standards ("NSPS") for new power plants, and the proposed rules were published in the Federal Register on January 8, 2014. The proposed rulemaking sets GHG NSPS for new fossil fuel-fired electric generating units constructed in the United States. This proposal only applies to new sources, which are sources that “commence construction” after January 8, 2014. This action proposes a standard of performance for fossil fuel-fired boilers and integrated gasification combined cycle units that burn coal, petroleum coke, and other fossil fuels that is based in part on carbon capture and storage as the BSER. This standard also proposes a standard for natural gas-fired stationary combustion turbines based on modern, efficient natural gas combined cycle technology as BSER. The final form of these standards is uncertain.

Biomass CO2 Emissions. The EPA has considered the greenhouse gas implications related to biomass use at stationary sources through several actions, including the development and review of the “Accounting Framework for Biogenic CO2 Emissions from Stationary Sources,” issued in September 2011.  That study was reviewed by the EPA’s Science Advisory Board in 2011 and 2012, and the EPA continues to assess the framework and consider scientific analysis and technical input from stakeholders.  The EPA’s final accounting framework for biogenic carbon is expected to be finalized in the first quarter of 2015. On July 12, 2013, the D.C. Circuit vacated the EPA’s biomass deferral rule, holding that the EPA did not have the authority to temporarily delay regulating biogenic CO2 for three years pending the completion of its study to determine whether biogenic CO2 emissions contribute to increases in CO2 levels in the atmosphere.

Executive Orders. To strengthen the Administration's efforts to increase government-wide energy efficiency and sustainability and implement goals in the President’s June 2013 Climate Action Plan, a Presidential Memorandum was issued on December 5, 2013, directing the federal government to consume 20 percent of electricity from renewable sources by 2020, to the extent economically feasible and technically practicable.  The new renewable energy consumption goals are 10 percent by 2015, 15 percent by 2016, 17.5 percent by 2018, and 20 percent by 2020.  To date, TVA has achieved an agency renewable energy use rate of 9.4 percent, which exceeds the Energy Policy Act goal of 7.5 percent by 2013.  TVA uses renewable energy from improvements to hydroelectric facilities and other sources as low-cost ways to meet these renewable energy requirements.  TVA is on track to achieve the 2020 goal of 20 percent renewable energy use.

International Accords. International agreements and protocols have not been adopted by the United States; accordingly, they would not become binding upon TVA unless and until they are enacted into law.

Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA.

Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks. The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for generation from alternative energy sources, and subsequent impacts to business reputation and public opinion. See Item 1, Business — Power Supply.

Physical Impacts of Climate Change. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes. In June 2014, TVA issued an updated Statement on Climate Change Adaptation, and in accordance with Executive Order 13514, TVA prepared an updated Climate Change Adaptation Action Plan.

Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced GHG emissions from both its generation stations and its operations.  As discussed earlier in this Item I, Business, recent TVA Board actions have focused on TVA’s plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired units in its generation fleet, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to reduce energy use in its operations.  The combination of more stringent environmental rules, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions.

Renewable/Clean Energy Standards

Twenty-nine states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while it does not apply directly to TVA, does apply to TVA’s LPCs located in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the four LPCs that sell TVA power in North Carolina.  Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in ERS efforts to support the covered Mississippi LPCs.

Legislation has been proposed in Congress in the past to establish a national renewable energy standard ("RES") that could require energy providers, including TVA, to rely more on renewable energy resources. Such legislation has not passed but could be passed in the future.

Water Quality Control Developments

Cooling Water Intake Structures. On May 19, 2014, the EPA released a final rule under Section 316(b) of the Clean Water Act, relating to cooling water intake structures ("CWIS") for existing power generating facilities. The rule requires changes in cooling water intake structures used to cool the vast majority of coal, gas, and nuclear steam-electric generating plants and a wide range of manufacturing and industrial facilities in the U.S.  The final rule requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts, primarily by reducing the amount of fish and shellfish that are impinged or entrained at a cooling water intake structure. These new requirements will potentially affect a number of TVA’s fossil- and nuclear-fueled facilities and will likely require capital upgrades to ensure compliance. Most TVA facilities are projected to require retrofit of CWIS with “fish-friendly” screens and fish return systems to achieve compliance with the new rule. The rule will be implemented through permits issued under the National Pollutant Discharge Elimination System ("NPDES") in Section 402 of the Clean Water Act. State agencies administer the NPDES permit program in most states including those in which TVA’s facilities are located.  In addition, the responsible state agencies must provide all permit applications to the U.S. Fish & Wildlife Service for a 60-day review prior to public notice and an opportunity to comment during the public notice.   As a result, the permit may include requirements for additional studies of threatened and endangered species arising from U.S. Fish & Wildlife Service comments and may require additional measures be taken to protect threatened and endangered species and critical habitats directly or indirectly related to the plant cooling water intake. TVA’s review of the final rule indicates that the rule offers adequate flexibility for cost-effective compliance.  The required compliance timeframe is linked to plant specific NPDES permit renewal cycles (i.e., technology retrofits), and compliance is expected to be in the 2020-2022 timeframe.

Hydrothermal Discharges. The EPA and many states are beginning to focus regulatory attention on potential effects of hydrothermal discharges. Many TVA plants have variances from thermal standards under Section 316(a) of the Clean Water Act that may have to be re-justified through new studies. Specific data requirements in the future will be determined based on negotiations between TVA and regulators. If plant thermal limits are made more stringent, TVA may have to install cooling towers at some of its plants and operate installed cooling towers more often. This could result in a substantial cost to TVA.

Steam-Electric Effluent Guidelines. On June 7, 2013, the EPA proposed revisions to the effluent guidelines for the steam electric power generating industry. The rule proposal focuses on stricter limitations and additional treatment of wastewaters from ash handling, air pollution control systems, coal combustion residual leachate, and enhanced mercury air control systems. Wastewater streams from air pollution control systems contain pollutants such as metals, total suspended solids, chlorides, and nutrients, which have typically been treated in settling ponds. The EPA identified four preferred alternatives which include numerical limits for each option. Depending on the stringency of the final rule, TVA likely would have to install additional wastewater treatment systems at its coal-fired plants, substantially increasing TVA’s water pollution control costs. The EPA is required to finalize the rulemaking by September 2015.

Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on groundwater contamination associated with coal combustion residuals ("CCRs") management activities such as ash ponds.  Seven of TVA’s 10 coal-fired plants are in some level of state regulatory groundwater assessment.  Three of those plants (Colbert, Gallatin Fossil Plant ("Gallatin"), and Shawnee) have investigations beyond monitoring and reporting.  Four of the seven TVA coal-fired plants (Gallatin, Shawnee, Johnsonville, and Widows Creek) have either underground storage tank groundwater monitoring, or groundwater remediation monitoring with state regulatory involvement.  As a result of these assessments and increased attention, TVA may have to change how it manages CCRs at some of its plants with associated increases in cost. These costs are not expected to be significant. In addition, TVA’s Environmental Research Center facility at Muscle Shoals, Alabama has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

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

TVA Sites. TVA operations at some of its facilities have resulted in oil spills and other contamination that TVA is addressing. At September 30, 2014, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate is approximately $15 million and is included in Accounts payable and accrued liabilities and Other long-term liabilities on the Balance Sheet.

Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 21 — Contingencies — Environmental Matters.

Coal Combustion Residuals. In May 2010, the EPA released the text of a proposed rule describing two possible regulatory options it is considering under RCRA for the disposal of CCRs generated from the combustion of coal by electric utilities and independent power producers. Under one option, CCRs would be regulated as a solid or special waste. Under the other option, CCRs would be regulated as a hazardous waste. Under either option, the EPA or the state would regulate the construction of impoundments and landfills, and seek to ensure both the physical and environmental integrity of disposal facilities. CCRs include fly ash, bottom ash, boiler slag, and flue gas desulfurization materials. If the EPA decides to regulate CCRs as hazardous, the beneficial use of CCRs now sold by TVA and other utilities likely would be impacted, and this could result in requirements to remediate existing CCR management facilities at a substantial cost. The EPA has not announced which regulatory option it will take with respect to the management and disposal of CCRs. TVA is therefore unable to determine the effects of this proposed rule at this time. In April 2012, several environmental organizations filed suit against the EPA to compel the EPA to take action on the proposed rule. TVA cannot predict the outcome of this litigation.

Kingston Ash Spill. See Note 10 for a discussion of the environmental issues associated with the Kingston ash spill.

Environmental Investments

From the 1970's to 2014, TVA spent approximately $5.9 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.

SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA installed scrubbers on 17 coal-fired units with scrubbers under construction on four more units, and switched to lower-sulfur coal at 24 coal-fired units. To reduce NOX emissions, TVA installed SCRs on 20 coal-fired units with SCRs under construction on four more units, operates selective non-catalytic reduction systems ("SNCR") on four units, installed low-NOX burners or low-NOX combustion systems on 25 units, optimized combustion on 5 units, and operates NOX control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired or announced plans to retire 32 of 59 coal-fired units and expects all coal-fired units will either have scrubbers and SCRs, be repowered to renewable biomass, or be retired. See Power Supply — Coal-Fired.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

Primarily due to the actions described above, emissions of NOx and SO2 on the TVA system have been reduced by 91 percent below peak 1995 levels and by 95 percent below 1977 levels, respectively. These controls also have provided a cobenefit of reducing hazardous air pollutants, including mercury, at some units. For CY 2013, TVA’s emission of CO2 from its sources was 72 million tons, a 32 percent reduction from 2005 levels. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA will continue to report CO2 emissions on a CY basis.

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

TVA currently anticipates spending significant amounts on environmental projects through 2025 including investments in new clean energy generation including natural gas, nuclear, and renewables to reduce TVA's overall environmental footprint.  Based on options for certain coal-fired units under the Environmental Agreements and the anticipated results of updates to its IRP in 2015, the amount and timing of expenditures could change.  See Power Supply — Coal-Fired and Estimated Required Environmental Expenditures below.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At September 30, 2014 (in millions)
	Estimated Timetable	Total Estimated Expenditures
Site environmental remediation costs(2)	2015+	$15
Coal combustion residual conversion and remediation(3)	2015-2029	1,400
Proposed clean air control projects(4)	2015-2025	900
Clean Water Act requirements(5)	2015-2023	400

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
(5)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e., Section 316(b) and effluent limitation guidelines for steam electric power plants).

Employees

On September 30, 2014, TVA had 11,542 employees, of whom 4,255 were trades and labor employees.  On October 1, 2014, TVA had 11,260 employees, of whom 4,170 were trades and labor employees.  This change reflects, in part, departures of employees impacted by TVA’s 2014 restructuring and having a September 30, 2014 separation date.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

ITEM 1A. RISK FACTORS

The risk factors described below, as well as the other information included in this Annual Report, should be carefully considered.  Risks and uncertainties described in these risk factors could cause future results to differ materially from historical results as well as from the results anticipated in forward-looking statements.  Although the risk factors described below are the ones that TVA considers significant, additional risk factors that are not presently known to TVA or that TVA presently does not consider significant may also impact TVA's business operations.  Although the TVA Board has the authority to set TVA's own rates and may mitigate some risks by increasing rates, there may be instances in which TVA would be unable to partially or completely eliminate one or more of these risks through rate increases over a reasonable period of time or at all.  Accordingly, the occurrence of any of the following could have a material adverse effect on TVA's cash flows, results of operations, and financial condition.

For ease of reference, the risk factors are presented in four categories: (1) regulatory, legislative, and legal risks, (2) operational risks, (3) financial, economic, and market risks, and (4) general business risks.

REGULATORY, LEGISLATIVE, AND LEGAL RISKS

New laws, regulations, or administrative orders, or Congressional action or inaction, may negatively affect TVA's cash flows, results of operations, and financial condition, as well as the way TVA conducts its business.

Because TVA is a corporate agency and instrumentality established by federal law, it may be affected by a variety of laws, regulations, and administrative orders that do not affect other electric utilities. For example, Congress may enact legislation that expands or reduces TVA's activities, changes its governance structure, requires TVA to sell some or all of the assets that it operates, reduces or eliminates the United States's ownership of TVA, or even liquidates TVA. Additionally, Congress could act, or fail to take action, on various issues which may result in impacts to TVA, including but not limited to action or inaction related to the national debt ceiling or automatic spending cuts in government programs. Although it is difficult to predict exactly how new laws, regulations, or administrative orders or Congressional action or inaction may impact TVA, some of the possible effects are described below.

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

Coal combustion residuals.  The federal government has proposed stronger regulations concerning CCRs, and state governments may impose additional regulations.  These regulations may require TVA to make additional capital expenditures, increase operating and maintenance costs, or even cause it to shut down certain facilities. TVA currently expects to spend between $1.5 billion and $2.0 billion to convert its wet coal ash and gypsum facilities to dry storage collection facilities.  Changes to the regulations, among other things, could cause actual costs to exceed expected costs.

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

TVA is required to comply with comprehensive and complex laws, regulations, and orders.  The costs of complying with these laws, regulations, and orders are expected to be substantial, and costs could be significantly more than TVA anticipates, especially in the environmental, nuclear, and transmission reliability areas.  To settle the EPA and other claims involving alleged NSR violations, TVA agreed to retire 18 coal-fired units and pay a civil penalty.  The cost to install the necessary equipment to comply with existing environmental laws, regulations, settlement agreements, and orders at some other facilities may render some facilities uneconomical, which may cause TVA to retire or idle additional facilities.  In addition, TVA is required to obtain numerous permits and approvals from governmental agencies that regulate its business, and TVA may be unable to obtain or maintain all required regulatory approvals.  If there is a delay in obtaining required regulatory approvals or if TVA fails to obtain or maintain any approvals or to comply with any law, regulation, or order, TVA may have to change how it operates certain assets, may be unable to operate certain assets, or may have to pay fines or penalties if it continues to operate the assets.

Additional NRC requirements may negatively affect TVA's cash flows, results of operations, and financial condition or impact TVA's ability to operate its nuclear facilities.

In response to concerns raised by the Fukushima events, the NRC has required TVA, along with other utilities that operate nuclear facilities, to make substantial modifications at its nuclear facilities. Additionally, the NRC is requiring TVA to evaluate certain of its hydro and nuclear facilities to prevent damage to the nuclear facilities in the event of a catastrophic flood event. Complying with these requirements will require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, financial condition, and reputation. Should TVA be unable to comply with the requirements, TVA may not be able to operate its nuclear facilities as currently contemplated by TVA's generation plans.

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

OPERATIONAL RISKS

TVA may incur delays and additional costs in power plant construction and may be unable to obtain necessary regulatory approval.

TVA is completing the construction of Watts Bar Unit 2, constructing two natural gas-fired plants, preserving Bellefonte Unit 1 for possible future completion, scheduling major upgrades to and modernization of current generating plants, and evaluating construction of more generating facilities in the future.  These activities involve risks of overruns in the cost of labor and materials as well as risks of schedule delays, which may result from, among other things, changes in regulations, lack of productivity, human error, and the failure to schedule activities properly.  In addition, if TVA does not obtain the necessary regulatory approvals or licenses, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA's cash flows, financial condition, and results of operations could be negatively affected.  Further, if construction projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

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

TVA has six operating nuclear units and has resumed construction of Watts Bar Unit 2, which TVA anticipates will be placed in service in CY 2015.  Risks associated with these units include the following:

Nuclear Risks.  A nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. Any nuclear incident in the United States, even at a facility that is not operated by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $114 million per year and a total of $764 million per nuclear incident under the Price-Anderson Act and otherwise negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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

Increased Regulation.  The NRC has broad authority to adopt requirements related to the licensing, operating, and decommissioning of nuclear generation facilities that can result in significant restrictions or requirements on TVA.  If the NRC modifies existing requirements or adopts new requirements, TVA may be required to make substantial capital expenditures at its nuclear plants or make substantial contributions to the NDT.  In addition, if TVA fails to comply with requirements promulgated by the NRC, the NRC has the authority to impose fines, shut down units, or modify, suspend, or revoke TVA's operating licenses.

TVA’s facilities and information infrastructure may not operate as planned due to physical and cyber threats to TVA’s security.

TVA has an extensive generation and transmission system and supporting infrastructure that includes both physical and cyber assets. Potential targets include, among other things, TVA’s generation facilities, transmission infrastructure such as substations and towers, information technology systems, and network infrastructure. Because of TVA’s status as a governmental corporation and TVA’s role as predominately the sole power provider for its service territory, TVA may be targeted by individuals, groups, or nation states for physical or cyber attacks.

Physical Attacks. TVA’s operations are located over wide areas and are protected by automated monitoring systems, local law enforcement, TVA employees, or a combination thereof. However, it may not be possible to effectively deter or prevent attacks, including vandalism and more significant acts, at all TVA facilities. Such attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA’s operations, result in additional regulatory or security requirements, and negatively affect TVA’s cash flows, results of operations, and financial condition.

Cyber Attacks. TVA's operations are extensively computerized, so a failure or breach of its information technology assets, whether caused by a cyber attack or otherwise, may significantly disrupt operations, including the generation and transmission of electricity, negatively affect TVA's cash flows, results of operations, and financial condition, pose health and safety risks, and result in the compromise of sensitive data. The theft, damage, or improper disclosure of sensitive data may also subject TVA to penalties and claims from third parties.

TVA's generation and transmission assets or their supporting infrastructure may not operate as planned.

Many of TVA's generation and transmission assets and their supporting infrastructure have been operated more often, or for more prolonged periods, than originally intended. Many of TVA's coal-fired units, for example, have been operating since the 1950s and have been in nearly constant service since they were completed. Additionally, certain of TVA's newer assets have experienced operating issues and manufacturing defects in essential equipment. If TVA's generation and transmission assets or their supporting infrastructure fail to operate as planned, if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA, among other things:

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

May be required to invest substantially to meet more stringent reliability standards;

May be unable to maintain insurance on affected facilities, or be required to pay higher premiums for coverage, unless necessary repairs or upgrades are made;

May be unable to operate the assets for a significant period of time; and

May not be able to meet its contractual obligations to deliver power.

In addition, the failure of TVA's generation and transmission assets or their supporting infrastructure to perform as planned may cause health, safety, or environmental problems and may even result in events such as the failure of a dam, the failure of a containment pond, or an incident at a coal-fired, gas-fired, or nuclear facility.  Any of these potential outcomes may negatively affect TVA's cash flows, results of operations, financial condition, and reputation.

TVA’s safety program may not prevent accidents that could, among other things, impact TVA’s operations or financial condition.

TVA’s safety program, no matter how well designed and operated, may not completely prevent accidents. In addition to the potential human cost of accidents, which could include injury to employees or members of the public, significant accidents could impact TVA’s ability to carry out operations, cause it to shut down facilities, subject it to additional regulatory scrutiny, damage its reputation, interfere with its ability to attract or retain a skilled workforce, and harm its financial condition.

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

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, droughts, floods, tornadoes, wars, national emergencies, terrorist activities, pandemics, and other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to generate and transmit power; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If costs to construct nuclear units significantly increase or if public opposition to nuclear power makes operating such plants less feasible as a result of any of these events, TVA may be forced to forego any future construction at its nuclear facilities or shut them down.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could adversely impact TVA.

TVA's service reliability could be affected by problems at other utilities or at TVA facilities, or by the increase in intermittent sources of power.

TVA's transmission facilities are directly interconnected with the transmission facilities of neighboring utilities and are thus part of the larger interstate power transmission grid.  Certain of TVA's generation and transmission assets are critical to maintaining reliability of the transmission system. Additionally, TVA uses certain assets that belong to third parties to transmit power and maintain reliability. Accordingly, problems at other utilities as well as at TVA's facilities may cause interruptions in TVA's service to TVA's customers, increase congestion on the transmission grid, or reduce service reliability.  In addition, the increasing contribution of intermittent sources of power, such as wind and solar, may place additional strain on TVA's system as well as on surrounding systems.  If TVA suffers a service interruption, increased congestion, or reduced service reliability, TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected.

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

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  An inadequate supply of water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, and incidents affecting bodies of water not managed by TVA.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the U.S. Army Corps of Engineers operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water to meet the needs of its plants.  If TVA has insufficient water to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.

TVA's determination of the appropriate mix of generation assets may change.

TVA has determined that its power generation assets should consist of a mixture of nuclear, coal-fired, natural gas-fired, and renewable power sources, including hydroelectric. In making this determination, TVA took various factors into consideration, including the anticipated availability of its nuclear units, the availability of non-nuclear facilities, the forecasted cost of natural gas, the forecasted demand for electricity, and the expense of adding air pollution controls to its coal-fired units. If any of these assumptions materially change or are overtaken by subsequent events, then TVA's generation mix may not adequately address its operational needs. Resolving such a situation may require capital expenditures or additional power purchases, and TVA's cash flows, results of operations, financial condition, and reputation may be negatively affected. Additionally, TVA is taking measures to maintain flexibility by keeping certain facilities and sites available as generation options. There are costs associated with maintaining these options that could impact TVA's flows, results of operation, financial condition, and reputation.

FINANCIAL, ECONOMIC, AND MARKET RISKS

TVA’s cost reduction efforts may not be successful.

TVA has been working to reduce operating expenses to offset reductions in power demand.  The failure to achieve or maintain cost reductions could adversely affect TVA's rates, reputation, cash flows, results of operations, and financial condition.

TVA may have to make significant contributions in the future to fund its pension plans.

At September 30, 2014, TVA's qualified pension plan had assets of $7.5 billion compared to liabilities of $12.2 billion.  The qualified plan is mature with approximately 23,400 retirees and beneficiaries receiving benefits of approximately $650 million per year. The costs of providing pension benefits depend upon a number of factors, including, but not limited to: provisions of the pension plans; changing employee demographics; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; future government regulation; and levels of contributions made to the plans.

Any of these factors or any number of these factors could keep at high levels, or even increase, the costs of providing pension benefits and require TVA to make significant contributions to the pension plans.  Unfavorable financial market conditions may result in lower expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plans. Additional contributions to the plans and absorption of additional costs would negatively affect TVA's cash flows, results of operations, and financial condition.

Approaching or reaching TVA's debt ceiling could limit TVA's ability to carry out its business.  Additionally, TVA's debt ceiling could be made more restrictive.

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2014, TVA had $23.6 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $44 million and net discount on sale of Bonds of $89 million).

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

TVA uses cash provided by operations together with proceeds from power program financings and alternative financing arrangements to fund its current cash requirements.  It is critical that TVA continues to have access to the debt markets in order to meet its cash requirements.  The importance of having access to the debt markets is underscored by the fact that TVA, unlike many utilities, relies almost entirely on debt capital since, as a governmental instrumentality, TVA cannot issue equity securities.

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

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States, may be impacted if the sovereign credit ratings of the United States are downgraded. For example, in August 2011, one rating agency lowered its long-term rating on the United States and then lowered TVA's rating based on the application of the rating agency's government-related entities criteria. An additional or further downgrade of the United States's sovereign credit ratings could, among other things, result in a downgrade of TVA's credit rating. Additionally, the economy could be negatively impacted resulting in reduced demand for electricity, an increase in borrowing costs and an increase in the cost of fuels, supplies, and other materials required for TVA's operations.

TVA, together with owners of TVA securities, may be impacted by downgrades of TVA's credit ratings.

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

A downgrade below a contractual threshold may prevent TVA from borrowing under three credit facilities totaling $2.5 billion or posting letters of credit as collateral under these facilities. At September 30, 2014, there were $1.0 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA's liquidity would be negatively affected, for TVA would likely have to post cash as collateral instead of letters of credit.

A downgrade may lower the price of TVA securities in the secondary market, thereby hurting investors who sell TVA securities after the downgrade and diminishing the attractiveness and marketability of TVA securities.

TVA's assumptions about the future may be inaccurate.

TVA uses certain assumptions in order to develop its plans for the future.  Such assumptions include economic forecasts, anticipated commodity prices, cost estimates, construction schedules, power demand forecasts, the appropriate generation mix to meet demand, and potential regulatory environments.  Should these assumptions be inaccurate, or be superseded by subsequent events, TVA's plans may not be effective in achieving the intended results, which could negatively affect cash flows, results of operations, and financial condition, as well as TVA's ability to meet electricity demand and the way TVA conducts its business.

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

Loss of customers.  The loss of customers could have a material adverse effect on TVA's cash flows, results of operations, or financial condition, and could result in higher rates, expecially because of the difficulty in replacing customers on account of the fence.

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

Increased Energy Efficiency and Conservation.  Increasingly efficient use of energy as well as conservation efforts may reduce the demand for power. Such a reduction could have a significant impact on TVA, especially if it occurs during an economic downturn or a period of slow economic growth, could negatively affect TVA's cash flows, results of operations, and financial condition, and could result in higher rates and changes to how TVA operates.

TVA is subject to a variety of market risks that may negatively affect TVA's cash flows, results of operations, and financial condition.

TVA is subject to a variety of market risks, including, but not limited to, commodity price risk, investment price risk, interest rate risk, counterparty credit and performance risk, and currency exchange rate risk.

Commodity Price Risk.  If prices of commodities critical to operations, including coal, uranium, natural gas, fuel oil, crude oil, construction materials, emission allowances, and electricity, increase, TVA's rates may increase.

Investment Price Risk.  TVA is exposed to investment price risk in the NDT, its Asset Retirement Trust ("ART"), its Supplemental Executive Retirement Plan ("SERP"), its Long-Term Deferred Compensation Plan ("LTDCP"), and its pension plan.  If the value of the investments held in the NDT or the pension fund either decreases or fails to increase in accordance with assumed rates of return, TVA may be required to make substantial contributions to these funds. In addition, although TVA is not required to make contributions to the ART, it may choose to do so, particularly if TVA's estimates of its non-nuclear asset retirement obligation liabilities increase. TVA may also choose to make contributions to the SERP and LTDCP from time to time.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, TVA is subject to recordkeeping, reporting, and reconciliation requirements related to its derivative transactions. In addition, depending on how regulatory agencies interpret and implement the provisions of this act, TVA's hedging costs may increase, and TVA may have to post additional collateral and margin in connection with its derivative transactions.  These occurrences may, among other things, negatively affect TVA's cash flows and cause TVA to reduce or modify its hedging activities, which could increase the risks to which TVA is exposed.

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

GENERAL BUSINESS RISKS

TVA's organizational transformation efforts may not be successful.

TVA has been working to improve its corporate culture.  The failure to achieve or maintain improvements in TVA’s corporate culture may contribute to the likelihood of incidents such as significant environmental events, delays in construction projects, or other operational or financial challenges that could adversely affect TVA's cash flows, results of operations, and financial condition as well as TVA’s ability to attract or retain a skilled workforce.

TVA's reputation may be negatively impacted.

As with any company, TVA's reputation is a vital element of its ability to effectively conduct its business.  TVA's reputation could be harmed by a variety of factors, including the failure of a generating asset or supporting infrastructure, significant delays in construction projects, acts or omissions of TVA management, the perception of such acts or omissions, measures taken to offset reductions in demand, or a significant dispute with one of TVA's customers.  Any deterioration in TVA's reputation may harm TVA's relationships with its customers and stakeholders, may increase TVA's cost of doing business, may interfere with its ability to attract and retain a skilled workforce, and may potentially lead to the imposition of additional laws and regulations that negatively affect the way TVA conducts its business.

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

Generating Properties

At September 30, 2014, TVA-operated generating assets consisted of 41 active coal-fired units and 18 inactive coal-fired units, 6 nuclear units, 109 conventional hydroelectric units, four pumped-storage units, 11 combined-cycle power blocks, 87 simple-cycle units, 5 diesel generator units, one wind energy site (out of service), and 16 solar sites.  In addition, TVA has biomass co-firing potential at its coal-fired sites. See Item 1, Business — Power Supply — Net Capability for a table that indicates the location, capability, and in-service dates for certain of these properties, which chart is incorporated by reference into this Item 2, Properties.  As of September 30, 2014, 24 of the simple-cycle combustion turbine units were leased to private entities and leased back to TVA under long-term leases. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. TVA is in the process of constructing additional generating assets. For a discussion of these assets, see Item 1, Business — Cleaner Energy Initiatives.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 2,500 circuit miles of 500 kilovolt, 11,500 circuit miles of 161 kilovolt, and 2,200 circuit miles of other voltage transmission lines;

•	511 transmission substations, power switchyards, and switching stations; and

•	1,278 customer connection points (customer, generation, and interconnection).

At September 30, 2014, certain qualified technological equipment and other software related to TVA’s transmission system were leased to private entities and leased back to TVA under long-term leases.

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

Additionally, under 40 U.S.C. § 1314, TVA has authority to grant easements for rights-of-way and other purposes.

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

For a discussion of Legal Proceedings involving TVA, see Note 21 — Legal Proceedings, which discussion is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2010 through 2014 should be read in conjunction with the audited financial statements and notes thereto (collectively, the "Consolidated Financial Statements") presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2010, 2011, and 2012 financial statement presentations to conform to the 2013 and 2014 presentations.

Selected Financial Data(1)(2) For the years ended, or at, September 30 (dollars in millions)
	2014	2013	2012	2011	2010
Sales (millions of kWh)	158,057	161,925	165,255	167,730	173,662

Peak load (MW)	33,352	28,726	31,098	31,434	31,778

Operating revenues	$11,137	$10,956	$11,220	$11,841	$10,874

Fuel expense	$2,730	$2,820	$2,680	$2,926	$2,092

Purchased power expense	$1,094	$1,027	$1,189	$1,427	$1,127

Operating and maintenance expense	$3,341	$3,428	$3,510	$3,617	$3,232

Net interest expense	$1,169	$1,226	$1,273	$1,305	$1,294

Net income	$469	$271	$60	$162	$972

Construction expenditures	$2,384	$2,051	$2,119	$2,417	$2,015

Total assets	$45,596	$46,106	$47,334	$46,393	$42,753

Financial obligations
Long-term debt, net(3)
Long-term power bonds, net	$21,948	$22,315	$20,269	$22,412	$22,389
Long-term debt of variable interest entities	$1,279	$1,311	$981	$—	$—
Total long-term debt, net	$23,227	$23,626	$21,250	$22,412	$22,389

Current debt, net(3)
Short-term debt, net	$596	$2,432	$1,507	$482	$27
Current maturities of power bonds	$1,032	$32	$2,308	$1,537	$1,008
Current maturities of long-term debt of variable interest entities	$32	$30	$13	$—	$—
Total short-term debt, net	$1,660	$2,494	$3,828	$2,019	$1,035

Total debt(3)	$24,887	$26,120	$25,078	$24,431	$23,424

Capital leases(4)	$109	$43	$35	$5	$47

Membership interests of variable interest entity subject to mandatory redemption(4)	$39	$40	$—	$—	$—

Leaseback obligations	$691	$761	$1,203	$1,282	$1,353

Energy prepayment obligations	$410	$510	$612	$717	$822
Notes
(1)  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of certain items in 2014, 2013, and 2012 affecting results in those years.
(2)  See Item 1A, Risk Factors and Note 21 for a discussion of risks and contingencies that could affect TVA’s future financial results.
(3)  See Note 9, Note 11 — Membership Interests of VIE Subject to Mandatory Redemption and Note 13 — Debt Outstanding.
(4)  Included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its operations, and its present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the "Annual Report"). The MD&A includes the following sections:

•	Business and Mission - a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•	Executive Overview - a general overview of TVA's activities and results of operations for 2014;

•	Results of Operations - an analysis of TVA's consolidated results of operations for the three years presented in its consolidated financial statements;

•	Liquidity and Capital Resources - an analysis of cash flows, a description of aggregate contractual obligations, and an overview of financial position;

•	Key Initiatives and Challenges - an overview of current and future challenges facing TVA;

•	Critical Accounting Policies and Estimates - a summary of accounting policies that require critical judgments and estimates;

•	Fair Value Measurements - a description of TVA's investments and derivative instruments and valuation considerations;

•	Legislative and Regulatory Matters - a summary of laws and regulations that may impact TVA; and

•	Risk Management Activities - a description of TVA's risk governance and exposure to various market risks.

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2014, TVA provided electricity to approximately 52 large industrial customers, six federal agency customers, and 155 local power company customers of TVA ("LPCs") that serve over nine million people in parts of seven southeastern states.  TVA generates virtually all of its revenues from the sale of electricity, and in 2014 revenues from the sale of electricity totaled $11.0 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA differs from other electric utilities in a number of ways:

1.	TVA is a government corporation.

2.
The area in which TVA sells power is limited by the Tennessee Valley Authority Act of 1933, as amended (the “TVA Act”), under a provision known as the “fence”; however, another provision of federal law known as the “anti-cherrypicking” provision generally protects TVA from being forced to provide access to its transmission lines to others for the purpose of delivering power to customers within substantially all of TVA's defined service area.

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

TVA's Mission of Service

TVA was built for the people, created by Congress, and charged with a unique mission - to improve the quality of life in a seven-state region through the integrated management of the region’s resources.

    TVA's mission focuses on three key areas:

•	Energy - Provide reliable, affordable electric power throughout the Tennessee Valley.

•	Environment - Act as steward of the region’s natural resources.

•	Economic Development - Serve as a catalyst for sustainable economic development.

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions, tougher environmental standards, the need to modernize its generating fleet, and changing customer needs. To adapt to these challenges, TVA has developed the following strategic imperatives to position itself to carry out its mission of serving the people of the Tennessee Valley:

•	Rates - Maintain low rates.

•	Stewardship - Be responsible stewards.

•	Debt - Live within its means.

•	Asset Portfolio - Meet reliability expectations and provide a balanced portfolio.

TVA is currently updating its 2011 Integrated Resource Plan ("IRP") which recommended a planning direction consistent with TVA's Environmental Policy and supported TVA's renewed vision of meeting its customers’ power needs while addressing the substantial challenges facing the electric utility industry. It is anticipated that the recommended planning direction in the updated IRP will continue to provide flexibility to make sound choices as economic and regulatory changes occur. Resource recommendations in the updated IRP are expected to balance costs, energy efficiency, system reliability, and environmental responsibility for TVA’s stakeholders. The new IRP is expected to be published in 2015.

TVA’s mission sets the stage for its strategic planning process that includes strategic objectives, initiatives, and scorecards for performance designed to provide clear direction for improving TVA's core business.

Linking the Mission to Performance

TVA has formulated six key performance measures to support its strategic imperatives. Changes in TVA’s corporate performance measures from 2013 to 2014 reflect TVA's commitment to its mission by adding a measure of system reliability to support customer service and a measure of reportable environmental events in support of its goal of being a responsible steward of assets supporting its mission. The 2014 results compared with targets for these key indicators are reflected in the following chart.

Corporate Measure	Weight	Actual	Threshold	Target	Stretch
Corporate total spend ($ millions)	40%	$837	$905	$884	$864
Nuclear operating availability factor (OAF) (%)	20%	96.7%	96.1%	97.0%	97.9%
Coal seasonal equivalent forced outage rate (%)	15%	5.4%	6.3%	5.1%	3.2%
Load not served (system minutes)	10%	4.0	7.8	5.3	3.1
Reportable environmental events (REEs)	10%	10	21	17	12
Combined cycle seasonal equivalent forced outage rate (%)	5%	1.1%	4.0%	2.7%	1.4%

Executive Overview

Demand for electricity was influenced by several factors during 2014. Sales to LPCs increased slightly for the year ended September 30, 2014, as compared to the year ended September 30, 2013, primarily due to an extremely cold winter in 2014. Sales also increased due to a slight growth in economic activity in the TVA service area during the same period. The increase in 2014 sales was offset by decreased demand from United States Enrichment Corporation ("USEC"), which began ceasing operations in May 2013.

TVA’s net income for the years ended September 30, 2014 and 2013, was $469 million and $271 million, respectively. Base revenue increased $208 million for the year ended September 30, 2014, as compared to the prior year primarily due to higher sales to LPCs and the non-fuel base rate increase that became effective on October 1, 2013.  Operating and maintenance costs decreased $87 million for the year ended September 30, 2014, as compared to the prior year primarily due to cost savings initiatives undertaken by management.  These positive results were partially offset by an increase in depreciation expense related to the timing of idling certain coal-fired units.  TVA continues to make operational changes to its generating fleet and to pursue cost reduction initiatives across all business units, with a goal of keeping its rates competitive.

During 2014, TVA focused on several operational areas including improving nuclear performance, prioritizing operating and maintenance expenditures, restoring and upgrading assets, executing the Watts Bar Nuclear Plant ("Watts Bar") Unit 2 construction program, implementing organizational restructuring, and finalizing asset decisions. With improvements at its Browns Ferry Nuclear Plant ("Browns Ferry"), the Nuclear Regulatory Commission ("NRC") has reported that oversight for TVA's six nuclear units is now at baseline levels. Watts Bar Unit 2 continues to be on schedule and on budget for commercial operation by December 2015. TVA’s restructuring and other measures, including assessments of its generating assets, have resulted in reduced operating and maintenance expenses, which should position TVA to be more competitive in future years. TVA made a strategic decision to use cash on hand to reduce debt by $1.2 billion and fulfill some of its near-term capital funding needs rather than issuing additional debt. Additionally, TVA’s economic development efforts continue to position TVA as a national leader in the categories of total new jobs created and total capital investment associated with that job creation.

Longer-term, TVA plans to make sound investments in a diversified, cleaner portfolio to provide electricity at the lowest feasible rate while meeting operational challenges including generation reliability, changing regulatory requirements, Watts Bar Unit 2 licensing and dual operations, fuel cost uncertainties, project management and milestones, and transmission system considerations. See Liquidity and Capital Resources and Key Initiatives and Challenges below.

Results of Operations

Sales of Electricity

Sales of electricity accounted for virtually all of TVA's operating revenues in 2014, 2013, and 2012. TVA sells power at wholesale rates to LPCs that resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power that exceeds the needs of the TVA system is sold under exchange power arrangements with certain other power systems.

The following table compares TVA’s energy sales statistics for the years ended September 30, 2014, 2013, and 2012:

Sales of Electricity For the years ended September 30 (millions of kWh)
	2014	Percent Change	2013	Percent Change	2012
Local power companies	137,772	4.3%	132,154	0.2%	131,885
Industries directly served	17,417	(33.1)%	26,016	(14.6)%	30,446
Federal agencies and other	2,868	(23.6)%	3,755	28.4%	2,924
Total sales of electricity	158,057	(2.4)%	161,925	(2.0)%	165,255

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

2014 Compared to 2013

Degree Days
	2014	Normal(1)	Percent Variation	2013	Normal(1)	Percent Variation	2014	2013	Percent Change

Heating Degree Days	3,699	3,360	10.1%	3,333	3,360	(0.8)%	3,699	3,333	11.0%

Cooling Degree Days	1,898	1,863	1.9%	1,762	1,863	(5.4)%	1,898	1,762	7.7%

Total Degree Days	5,597	5,223	7.2%	5,095	5,223	(2.5)%	5,597	5,095	9.9%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 3.9 billion kilowatt hours ("kWh") for the year ended September 30, 2014, compared to the year ended September 30, 2013, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013. Partially offsetting this decrease in sales to industries directly served was an increase in sales to LPCs due primarily to 11 percent more heating degree days and eight percent more cooling degree days than the prior year.
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

Sales of electricity decreased 3.3 billion kWh for the year ended September 30, 2013, compared to the year ended September 30, 2012, primarily due to a decrease in demand from industries directly served. The reduced demand was largely the result of a decrease in demand by USEC, which began ceasing operations during the third quarter of 2013. Offsetting the decrease from industries directly served was an increase in sales to federal agencies and other due to an increase in off-system sales as TVA had excess generation available for resale.

Financial Results

The following table compares operating results for 2014, 2013, and 2012:

Summary Consolidated Statements of Operations
	2014	2013	2012
Operating revenues	$11,137	$10,956	$11,220
Operating expenses	9,548	9,503	9,920
Operating income	1,589	1,453	1,300
Other income, net	49	44	33
Net interest expense	1,169	1,226	1,273
Net income	$469	$271	$60

Operating Revenues. Operating revenues for 2014, 2013, and 2012 consisted of the following:

Operating Revenues
	2014	Percent Change	2013	Percent Change	2012
Revenue from sales of electricity
Local power companies	$10,062	6.3%	$9,463	(0.5)%	$9,506
Industries directly served	780	(34.9)%	1,199	(16.9)%	1,442
Federal agencies and other	157	(6.0)%	167	21.0%	138
Revenue from sales of electricity	10,999	1.6%	10,829	(2.3)%	11,086
Other revenue	138	8.7%	127	(5.2)%	134
Total operating revenues	$11,137	1.7%	$10,956	(2.4)%	$11,220

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

The changes in revenue components are summarized below:

	Variance 2014 vs. 2013	Variance 2013 vs. 2012
Fuel cost recovery	$(19)	$(55)
Base revenue	208	(230)
Off-system sales	(19)	28
Other revenue	11	(7)
Total	$181	$(264)

2014 Compared to 2013

Operating revenues increased $181 million for the year ended September 30, 2014, compared to the year ended September 30, 2013, primarily due to a $208 million increase in base revenue. The increase in base revenue was attributable to higher sales volume to LPCs and the non-fuel base rate increase that became effective October 1, 2013. This was partially offset by a $19 million decrease in fuel cost recovery which resulted from the decrease in sales to industries directly served due to the reduction in demand by USEC. The decrease in fuel cost recovery primarily resulted from the decrease in sales to industries directly served due to the reduction in demand by USEC. In addition, off-system sales decreased by $19 million primarily due to a reduction in excess generating capacity.

2013 Compared to 2012

Operating revenues decreased $264 million for the year ended September 30, 2013, compared to the year ended September 30, 2012. The change was primarily due to a $230 million decrease in base revenue and a $55 million decrease in fuel cost recovery. The decrease in base revenue was attributable to a decrease in the effective base rate and lower sales of electricity.  The decrease in fuel cost recovery primarily resulted from the decrease in sales to industries directly served due to the reduction in demand by USEC. Partially offsetting these decreases was an increase in off-system sales as a result of additional excess generating capacity.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expenses for 2014, 2013, and 2012 consisted of the following:

Operating Expenses For the years ended September 30
	2014	Percent Change	2013	Percent Change	2012
Fuel	$2,730	(3.2)%	$2,820	5.2%	$2,680
Purchased power	1,094	6.5%	1,027	(13.6)%	1,189
Operating and maintenance	3,341	(2.5)%	3,428	(2.3)%	3,510
Depreciation and amortization	1,843	9.7%	1,680	(12.5)%	1,919
Tax equivalents	540	(1.5)%	548	(11.9)%	622
Total operating expenses	$9,548	0.5%	$9,503	(4.2)%	$9,920

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power For the years ended September 30 (millions of kWh)
	2014		2013		2012
Coal-fired	62,525	39%	62,519	38%	58,584	34%
Nuclear	53,778	33%	52,100	32%	55,244	33%
Hydroelectric	13,228	8%	18,178	11%	12,817	8%
Natural gas and/or oil-fired	12,615	8%	13,102	8%	16,650	10%
Renewable resources (non-hydro)	5	—%	9	—%	25	—%
Total TVA-operated generation facilities	142,151	88%	145,908	89%	143,320	85%
Purchased power	18,740	12%	18,848	11%	25,294	15%
Total power supply	160,891	100%	164,756	100%	168,614	100%

2014 Compared to 2013

Fuel expense decreased $90 million for the year ended September 30, 2014, as compared to the prior year, primarily due to the timing of the fuel cost recovery mechanism and a reduction in sales volume. For the year ended September 30, 2014, the fuel cost recovery mechanism decreased fuel expense by $102 million as compared to the prior year, primarily due to the weather patterns in 2013. The fuel cost recovery mechanism provides a means to regularly adjust rates in order to reflect changing fuel and purchased power costs, including realized gains and losses relating to fuel commodity hedging transactions under TVA’s Financial Trading Program ("FTP"). See Note 15 — Derivatives Not Receiving Hedge Accounting Treatment —

Derivatives Under FTP. There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in rates due to the operation of the fuel cost recovery mechanism. This difference is recorded as a regulatory asset or liability and represents over-collected revenues (regulatory liabilities) or under-collected revenues (regulatory assets). As a result of this treatment, eligible fuel expenses are correctly matched to the related revenue on the statements of operations. Additionally, a reduction in sales volume of two percent contributed to a $70 million decrease in fuel expense. Offsetting these decreases was an increase of $82 million in fuel expense primarily due to a change in the generation mix and higher natural gas prices.  Higher prices for natural gas increased fuel expense by approximately $50 million.  Decreased rainfall and runoff in 2014 contributed to a decrease of 27 percent in hydroelectric generation as compared to the prior year. Hydroelectric generation is TVA’s least expensive type of generation.

Purchased power expense increased $67 million for the year ended September 30, 2014, as compared to the prior year, primarily due to an increase of 10 percent in the average price of purchased power. The increase in the average price resulted in a $104 million increase to purchased power expense and was largely a result of higher market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. As an indication of general market conditions, the average Henry Hub natural gas spot price for the year ended September 30, 2014 was $4.348 per mmBtu, which was 20 percent higher than the average price for the prior year. Offsetting the increase in purchased power expense was a $31 million decrease due to the timing of the fuel cost recovery mechanism, primarily due to the weather patterns in 2013.

Operating and maintenance expense decreased $87 million in 2014 as compared with 2013. This decrease was primarily driven by a $122 million decrease in expenses related to cost savings initiatives undertaken by management (see Key Initiatives and Challenges — Cost Reduction Initiatives), a $52 million decrease in pension and post-retirement costs due to an increase in the discount rate, and a $25 million decrease in nuclear outage expense primarily due to a reduction in major outage projects. Offsetting these decreases were an increase of $65 million in employee-related expenses related to restructuring activities and a $42 million increase in other post-employment benefit expense.

Depreciation and amortization expense increased $163 million in 2014, compared to 2013, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Incremental depreciation associated with the idling of coal-fired units was $206 million for the year ended September 30, 2014, compared with $49 million for the year ended September 30, 2013. See Note 1 — Property, Plant, Equipment, and Depreciation.

Tax equivalents expense decreased $8 million for the year ended September 30, 2014, as compared to the prior year. This change primarily reflects a decrease in gross revenue from power sales (excluding sales and deliveries to federal agencies and off-system sales with other utilities) during 2013, compared to 2012, as tax equivalent payments are calculated based on the previous year's results.

2013 Compared to 2012

Fuel expense increased $140 million for the year ended September 30, 2013, as compared to the prior year, primarily due to the utilization of more expensive generation resources. During 2013, TVA completed four nuclear refueling outages on units at Watts Bar, Browns Ferry, and Sequoyah Nuclear Plant ("Sequoyah"), which included a steam generator replacement project, compared to two nuclear refueling outages on units at Browns Ferry and Sequoyah during the prior year. This contributed to a six percent decrease in nuclear generation. A seven percent increase in coal-fired generation helped offset the decrease in nuclear generation and contributed to a $197 million increase in fuel expense due to the higher price of coal as compared to nuclear fuel.  While coal-fired generation contributed to the pricing variance, this was partially offset by a 39 percent increase in conventional hydroelectric generation, as a result of a 22 percent increase in rainfall and a 45 percent increase in runoff within the Upper Basin of the Tennessee Valley, and by a reduction in volume from lower sales of electricity of two percent, which decreased fuel expense by $57 million.

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

Operating and maintenance expense decreased $82 million in 2013 as compared with 2012. The decrease was primarily attributable to a $66 million decrease in expenses related to coal-fired operations due to approximately 560 fewer outage days for coal-fired units compared with the prior year. In addition, scheduled maintenance expense decreased $58 million in 2013 as compared with 2012 in part due to the retirement or idling of less efficient units during 2012 and the first quarter of 2013. The decrease was also due to a $60 million decrease in costs related to post-employment benefits primarily due to the increase in the discount rate assumption used in the actuarial valuation of the liability related to workers’ compensation claims. These decreases were partially offset by a $99 million increase in nuclear expense related to an increase in the number of planned nuclear refueling outages and projects in 2013 as compared with the prior year.

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

Interest Expense.  Interest expense and interest rates for 2014, 2013, and 2012 were as follows:

Interest Expense and Rates For the years ended September 30
	2014	Percent Change	2013	Percent Change	2012
Interest expense(1)
Interest expense	$1,344	(3.6)%	$1,394	(3.5)%	$1,444
Allowance for funds used during construction and nuclear fuel expenditures	(175)	4.2%	(168)	(1.8)%	(171)
Net interest expense	$1,169	(4.6)%	$1,226	(3.7)%	$1,273

	2014	Percent Change	2013	Percent Change	2012
Interest rates (average)
Long-term outstanding power bonds(2)	5.575%	(2.6)%	5.725%	(2.3)%	5.860%
Long-term debt of VIE	4.601%	(4.6)%	4.824%	(1.0)%	4.874%
Membership interests of variable interest entity subject to mandatory redemption	7.017%	1.9%	6.887%	100.0%	—%
Discount notes	0.051%	(34.6)%	0.078%	(1.3)%	0.079%
Blended	5.146%	(2.4)%	5.273%	(5.7)%	5.589%

Notes
(1) Interest expense includes interest on long-term debt obligations, including amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods depicted and interest expense for those periods.

2014 Compared to 2013

Net interest expense decreased $57 million for the year ended September 30, 2014. This was primarily attributable to a decrease in long-term interest expense of $58 million, related to a decrease in both the average balance and the average interest rate of TVA’s outstanding debt. See Note 13.

2013 Compared to 2012

Net interest expense decreased $47 million for the year ended September 30, 2013. This was primarily attributable to a decrease in interest expense of $78 million as a result of a decrease in the average interest rate of TVA's outstanding debt. This was partially offset by a $31 million increase primarily due to the amortization of debt reacquisition cost as a result of prior year refinancings and due to the financing of the John Sevier Combined Cycle Facility. See Note 9.

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

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2014, TVA had $23.6 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $44 million and net discount on sale of Bonds of $89 million). Due to this limit on the amount of outstanding Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9), can provide supplementary funding. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

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

•
Such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA’s power business, having due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  See Note 17 — Appropriation Investment.

The rate test for the one-year period ended September 30, 2014, was calculated after the end of 2014, and TVA met the test’s requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30 2014	For the year ended September 30 2014	At September 30 2013	For the year ended September 30 2013	At September 30 2012	For the year ended September 30 2012
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount notes	$596	$1,737	$2,432	$1,887	$1,507	$1,148
Weighted Average Interest Rate
Discount notes	0.002%	0.051%	0.042%	0.078%	0.085%	0.079%
Maximum Month-End Amount Outstanding (During Period)
Discount notes	N/A	$2,442	N/A	$3,261	N/A	$2,550

TVA held a lower balance of short-term debt at September 30, 2014, than at September 30, 2013, due to debt portfolio management decisions.  The average balance of short-term debt was lower in 2014 than 2013 due to lower overall financing needs in 2014.  TVA held a higher balance of short-term debt at September 30, 2013, than at September 30, 2012, due to the timing of cash flows and debt portfolio management decisions. The average balance of short-term debt was higher in 2013 than 2012 due to heavy refinancing activity throughout the fiscal year and the decision to hold a higher percentage of the debt portfolio in short-term debt to take advantage of historically low short-term rates.  The variance in the average interest rate on discount notes is primarily due to changes in market conditions.

TVA uses a significant portion of its power bond proceeds to refinance previously-issued power bonds as they mature or are redeemed. From time to time, TVA also uses power bond proceeds for other power program purposes, including financing construction projects.

During 2014 and 2013, TVA issued $1.0 billion and $2.2 billion of power bonds, respectively, and redeemed $365 million and $2.4 billion of power bonds, respectively.  Power bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at September 30, 2014 were $23.6 billion (including current maturities) and at September 30, 2013 were $24.8 billion (including current maturities). For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2014, and 2013, including rates, maturities, outstanding principal amounts, and redemption features, see Note 13 — Debt Securities Activity and Debt Outstanding.

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

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded. According to statements made by nationally recognized credit rating agencies, the credit ratings of the United States government remain under negative pressure despite recent legislative developments, and additional fiscal measures may be needed to improve the outlook on the government's bond ratings. Additionally, TVA may be impacted by how the U.S. government addresses the situation of approaching its debt limit. In June 2013, one credit rating agency changed the outlook for the ratings of the United States from negative to stable, citing receding fiscal risks, and subsequently changed the outlook on TVA from negative to stable. In October 2013, one credit rating agency placed the ratings on the United States sovereign debt on rating watch negative, and subsequently placed TVA's rating on rating watch negative. Rating watch is typically event driven, while the negative status indicates a heightened probability of a downgrade. The outlook on TVA's ratings has subsequently been returned to stable, and Is currently stable with all three agencies.

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2015 and has a maturity date of September 30, 2015. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA plans to use the credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at

September 30, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

The following table provides additional information regarding TVA's funding available in the form of three long-term revolving credit facilities. The credit facilities accommodate the issuance of letters of credit. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. See Note 13 — Credit Facility Agreements and Note 15 — Other Derivative Instruments — Collateral.

Summary of Long-Term Credit Facilities At September 30, 2014 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.3	$—	$0.7
December 2017	1.0	0.2	—	0.8
April 2018	0.5	0.5	—	—
	$2.5	$1.0	$—	$1.5

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. TVA may seek to enter into similar arrangements in the future, but has no immediate plans to do so. See Note 9.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the years ended September 30 follows:

Summary Cash Flows For the years ended September 30
	2014	2013	2012
Cash provided by (used in):
Operating activities	$2,980	$2,597	$2,574
Investing activities	(2,756)	(2,385)	(2,513)
Financing activities	(1,326)	522	300
Net change in cash and cash equivalents	$(1,102)	$734	$361

Operating Activities

2014 Compared to 2013

Net cash flows provided by operating activities increased by $383 million in 2014 compared to 2013. This increase was due primarily to the $198 million increase in net income and the $175 million recovery of insurance proceeds related to the Kingston ash spill. Net income increased primarily as a result of the October 1, 2013 base rate increase, increases in heating and cooling degree days, and TVA’s continual efforts to improve cost management, working capital, and operational performance. These increases in cash flows from operating activities were partially offset by $250 million in pension contributions and a $35 million increase in costs deferred as a result of actions of TVA's regulator, primarily related to the deferred nuclear generating unit at Bellefonte. See Note 8 — Deferred Nuclear Generating Units and Construction Costs.

2013 Compared to 2012

Net cash flows provided by operating activities increased by $23 million in 2013 compared to 2012. This increase was due to the increase in net income, cash savings from the increased use of hydroelectric generation as a result of increases in rainfall and runoff, the use of coal inventories which had been built up during the prior year, and the decrease in TVA’s required posting of cash collateral associated with commodity hedges.  These items were partially offset by higher costs accrued in 2012, which were subsequently paid in 2013, compared to the significantly lower costs accrued at September 30, 2013, as a result of TVA’s efforts to improve cost management, working capital, and operational performance.

Investing Activities

The majority of TVA's investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability.

2014 Compared to 2013

Net cash flows used in investing activities increased $371 million in 2014 compared to 2013. The increase primarily reflects the $333 million increase in construction expenditures and $39 million increase in nuclear fuel expenditures. The construction expenditures increase is primarily related to the ongoing work on Watts Bar Unit 2, capacity expansion related to the natural gas-fired generation facilities at Paradise Fossil Plant ("Paradise") and Allen Fossil Plant ("Allen"), and environmental and clean air projects. The increase in nuclear fuel expenditures was due to TVA's purchasing nuclear fuel in advance of the five outages scheduled for 2015.

2013 Compared to 2012

Net cash flows used in investing activities decreased $128 million in 2013 compared to 2012. This change was primarily due to the timing, prioritization, and cancellation of certain capital projects.

Financing Activities

2014 Compared to 2013

Net cash flows used in financing activities was $1.3 billion in 2014 compared to $522 million of net cash flows provided by financing activities in 2013. The increase in cash flows used in financing activities was primarily due to net redemptions of debt of $1.2 billion during 2014, as compared to net issuances of debt of $1.0 billion during 2013. This $2.2 billion change in net debt issuances and redemptions was primarily due to less power bonds maturing in 2014 compared to 2013 and strategic decision to use cash on hand during 2014 to meet some of its near-term capital funding needs.

2013 Compared to 2012

Net cash flows provided by financing activities increased $222 million in 2013 compared to 2012 due to an increase in the net issuances of debt as a result of TVA’s election to maintain higher cash balances due to the timing of cash flows and debt portfolio management decisions. See Liquidity and Capital Resources — Sources of Liquidity — Issuance of Debt. The increase of Payments on leases and leasebacks is due to the reacquisition of the Southaven CCF, the financing of which resulted in proceeds from a $360 million secured notes issuance and the issuance of $40 million of membership interests. See Note 9 — Southaven.

Cash Requirements and Contractual Obligations

The future planned construction expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Construction Expenditures(1) As of September 30
	Actual		Estimated Construction Expenditures
	2014		2015	2016	2017
Watts Bar Unit 2	$724		$604	$63	$—
Other capacity expansion expenditures	170		1,005	687	815
Environmental expenditures	333		296	197	108
Coal combustion residual	94		77	49	51
Transmission expenditures	301		345	414	394
Other capital expenditures(2)	700		790	794	804
Total construction expenditures	$2,322	(3)	$3,117	$2,204	$2,172

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
(3)  The numbers above exclude AFUDC, capitalized during the year, related to construction expenditures, of $175 million and include construction in progress expenditures accrued in Accounts payable and accrued liabilities of $113 million.

TVA continually reviews its construction expenditures and financing programs.  The amounts shown in the table above are forward-looking amounts based on a number of assumptions and are subject to various uncertainties.  Amounts may differ materially based upon a number of factors, including, but not limited to, changes in assumptions about system load growth, environmental regulation, rates of inflation, total cost of major projects, and availability and cost of external sources of capital.  See Forward-Looking Information.

In the near term, TVA’s cash flows may be negatively impacted by investments in new generation, such as Watts Bar Unit 2, that are not expected to provide a cash return until put into service.

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenses.  The following table sets forth TVA’s estimates of future payments at September 30, 2014.  See Note 9, Note 10, Note 11, Note 13, Note 17, and Note 21 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2015	2016	2017	2018	2019	Thereafter	Total
Debt(1)	$1,628	$32	$1,555	$1,682	$1,032	$17,692	$23,621
Interest payments relating to debt	1,220	1,176	1,162	1,073	998	17,129	22,758
Debt of VIEs	32	33	35	36	38	1,137	1,311
Interest payments relating to debt of VIEs	60	58	58	56	54	693	979
Lease obligations
Capital	13	13	13	13	12	167	231
Non-cancelable operating	38	36	34	27	25	63	223
Purchase obligations
Power	220	222	232	235	239	3,364	4,512
Fuel	1,335	862	477	552	492	1,579	5,297
Other	304	215	202	199	192	1,640	2,752
Environmental Agreements	54	66	41	2	—	—	163
Membership interests of variable interest entity subject to mandatory redemption	2	2	2	2	2	29	39
Interest payments related to membership interests of variable interest entity subject to mandatory redemption	3	3	2	2	2	15	27
Flood response commitment to NRC	11	7	—	—	—	—	18
Litigation settlements	9	—	—	—	—	—	9
Unfunded loan commitments	13	—	—	—	—	—	13
Environmental cleanup costs-Kingston ash spill	21	—	—	—	—	—	21
Payments on other financings	104	104	104	104	96	305	817
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	8	8	8	8	85	122
Retirement Plan(2)	215	—	—	—	—	—	215
Total	$5,287	$2,837	$3,925	$3,991	$3,190	$43,898	$63,128

Note
(1) Does not include noncash items of foreign currency exchange loss of $44 million and net discount on sale of Bonds of $89 million.
(2) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2015 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2015. See Note 20.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts. See Note 1 — Energy Prepayment Obligations and Discounts on Sales.

Energy Prepayment Obligations Obligations due in the year ending September 30
	2015	2016	2017	2018	2019	Thereafter	Total
Energy Prepayment Obligations	$100	$100	$100	$100	$10	$—	$410

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of September 30, 2014, the total carrying amount of the loans receivable, net of discount, was approximately $156 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $190 million at September 30, 2014. See Note 7 and Note 11 for additional information.

Off-Balance Sheet Arrangements

At September 30, 2014, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant, the NRC has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA has developed plans and schedules for the development and implementation of strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants, including Watts Bar Unit 2. The initial studies, including the required plant walkdowns, have been completed. Flooding re-evaluations to determine any further plant modifications are scheduled for completion in mid-2015. Cost estimates for any required modifications cannot be developed until after the analyses are complete, but costs for modifications could be substantial.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model have indicated that under “probable maximum flood” conditions, some of TVA’s dams might not be capable of regulating the higher flood waters. A “probable maximum flood” is an extremely unlikely event, and TVA has developed a program for current and future dam modifications with the aim of ensuring that in the case of such an event, flood waters would pass safely and would not impact sensitive or vital equipment at the nuclear plant sites. TVA implemented temporary dam modifications in 2010 to raise the height of four dams, and permanent modifications are underway. TVA has made a commitment to the NRC to complete permanent raising of these four dams by October 31, 2015, except for a portion of the modifications to one dam that will not be completed until February 1, 2017. Additionally, TVA is upgrading the structural stability of two dams to withstand higher flood waters and has plans to upgrade four dams to support long-term improvement to flood mitigation margin. As of September 30, 2014, TVA had spent $83 million on these modifications, and expects to spend an additional $75 million to complete the modifications.

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

Watts Bar Unit 2. Construction of Watts Bar Unit 2 is continuing in accordance with the schedule and budget expectations approved by the TVA Board in April 2012. The total estimated cost of completion is in the range of $4.0 billion to $4.5 billion. The project team has shifted its focus from large-scale construction to completion and testing of individual plant systems including integrated systems testing. In September 2014, primary cold hydrostatic testing to ensure that key reactor equipment and systems did not leak or fail under pressure was successfully completed. The testing was an important milestone for the site and for TVA, because it marks a significant step toward integrating the unit into the TVA nuclear fleet. Final documentation of the testing is still in progress.

The regulatory reviews associated with the issuance of an NRC operating license are continuing. The NRC issued an extension to the Watts Bar Unit 2 construction permit on November 21, 2013. The revised permit expires on September 30, 2016. The NRC reviews of TVA’s actions associated with post-Fukushima requirements are underway and are not currently anticipated to result in any concerns that would affect the timely issuance of an operating license. Resolution of the waste confidence issue helped mitigate a significant risk related to the completion date of Watts Bar Unit 2. See Waste Confidence Rule below.

Challenges to the project include completing complex work and required documentation; reverification of previously completed systems; addressing emergent work identified during testing; current and emergent licensing issues; and successfully transitioning the site into dual-unit operation. Although the fuel load for Unit 2 has been delayed and is now expected to begin in May 2015, TVA still plans to bring Watts Bar Unit 2 into commercial operation by December 2015.

Bellefonte Unit 1. Although work on the Bellefonte Unit 1 site was slowed in 2014, TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power.

Nuclear Generation. In October 2010, while Browns Ferry Unit 1 was shut down for a scheduled refueling outage, TVA discovered a low pressure coolant injection valve had experienced an unanticipated failure. The NRC concluded that the valve failure, and TVA's inability to identify the failure, was an issue of “high safety significance” (which is termed a “red” finding under the NRC's Reactor Oversight Process) and designated Browns Ferry in the “multiple/repetitive degraded cornerstone” category in its performance assessment process. As a result of this designation, Browns Ferry was subject to substantially higher NRC oversight. A series of intensive inspections and assessments began in the fall of 2011. On January 30, 2014, the NRC announced the results of its inspections and closed the red finding. The NRC has since announced that all of the Browns Ferry units have returned to the normal oversight category.

Spent Fuel. Under the Nuclear Waste Policy Act of 1982, generators of nuclear energy were historically required to pay a fee of one-tenth of a cent per kilowatt-hour into the Department of Energy ("DOE") nuclear waste fund. TVA’s annual payments into this fund ranged from $50 million to $55 million in recent years. In November 2013, the U.S. Court of Appeals for the District of Columbia Circuit ordered the DOE to stop collecting nuclear waste fees until either (1) the DOE complies with the Nuclear Waste Policy Act of 1982 or (2) the U.S. Congress enacts an alternative waste management plan. In accordance with the court’s order, the DOE submitted a proposal to the U.S. Congress in January 2014 to change the nuclear waste fee to zero, and as of May 16, 2014, the DOE ceased collecting this fee. TVA avoided approximately $20 million in 2014, and if the fee remains at zero, TVA estimates that it will avoid approximately $52 million in 2015. Any such savings will be passed on to TVA’s customers through the fuel cost adjustment.

Waste Confidence Rule. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel and terminated a two-year suspension of final licensing actions for nuclear power plants and renewals. The rule, renamed the “Continued Storage of Spent Nuclear Fuel Rule,” adopts findings from a supporting generic environmental impact statement and concludes that spent nuclear fuel can be safely managed in dry casks indefinitely. Issuance of this rule helped mitigate a significant risk to the timely completion of Watts Bar Unit 2 and may alleviate some issues in the relicensing processes related to Sequoyah while helping ensure compliance with the requirement of the National Environmental Policy Act to disclose the environmental impacts of used fuel storage.

See Note 21— Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2, — Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant, and — Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage for additional information.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors including the two environmental agreements reached in April 2011 (the "Environmental Agreements"), the cost of adding emission control equipment and other environmental improvements (see Note 21 — Legal Proceedings — Environmental Agreements), fuel prices, condition of plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  As of September 30, 2014, per the requirements of the Environmental Agreements, TVA had retired 11 coal-fired units with a summer net capability of 1,494 megawatts ("MW"). During 2014, TVA notified the respective states of the retirement of John Sevier Fossil Plant Units 3 and 4 and Shawnee Fossil Plant ("Shawnee") Unit 10 from the Environmental Protection Agency ("EPA") emission allowance and reporting system, rendering these units inoperable.

TVA continues to assess its power generating facilities, including its aging coal-fired fleet. As of September 30, 2014, TVA had removed from service, mothballed, and/or idled an additional seven coal-fired units beyond those covered by the Environmental Agreements with a summer net capability of 1,250 MW.

Under terms of the Environmental Agreements, TVA must decide whether to install additional air pollution controls on Units 1 and 4 at Shawnee, convert those units to burn biomass, or retire them by December 31, 2017.  See Note 21 — Legal Proceedings — Environmental Agreements.  The decision on Units 1 and 4 must be communicated to the EPA and the other participants by December 31, 2014. TVA is preparing an Environmental Assessment to help decide the future of Units 1 and 4, which have a summer net capability of 268 MW. The options to install scrubbers and selective catalytic reduction controls or permanently retire the units will be examined in more detail in the Environmental Assessment. There are seven additional operating coal-fired units at Shawnee that are not covered by the Environmental Agreements. See Part I, Business — Power Supply —Coal-Fired.

During 2014, the TVA Board took several actions related to the retirement of certain coal-fired units. Upon the completion of natural gas-fired generation facilities at the Paradise site, coal-fired Units 1 and 2 at Paradise with a summer net capability of 1,230 MW will be retired, and upon the completion of a natural gas-fired generation facility at the Allen site, coal-fired Units 1-3 at Allen with a summer net capability of 741 MW will be retired. The TVA Board also approved the retirement of Colbert Units 1-5 with a summer net capability of 1,184 MW no later than June 30, 2016, as well as the retirement of Widows Creek Unit 8 with a summer net capability of 465 MW in the future. See Natural Gas-Fired Units.

Natural Gas-Fired Units. At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired generation facility with an expected generation capacity of approximately 1,000 MW at TVA’s Paradise site at a cost not to exceed $1.1 billion. A lawsuit has been filed challenging TVA's Paradise decision. See Note 21 — Legal Proceedings — National Environmental Policy Act Challenge at Paradise Fossil Plant. An injunction or court order that delays TVA's plans at Paradise could increase the project's cost. On August 21, 2014, the TVA Board approved the construction of a natural gas-fired generation facility also with an expected generation capacity of approximately 1,000 MW at the Allen site at a cost not to exceed

$975 million. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which would continue to be operated on the Paradise site.

Status of Other Generation Units. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. All four units have subsequently completed maintenance overhauls to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables that convey power out of the facility, resulting in TVA limiting service to three units until resolved. As of September 30, 2014, three of the four Raccoon Mountain units were in service. The return to service date for the fourth unit is estimated to be in the third quarter of 2015.

Small Modular Reactors. TVA is preparing an early site permit application to the NRC to license small modular reactors ("SMRs") at TVA’s Clinch River Site in Oak Ridge, Tennessee. TVA continues with to interact with Babcock & Wilcox ("B&W") through the contract entered into in February 2013, to support TVA's licensing activities and is participating in a cost-share industry partnership program between the DOE and B&W.

TVA’s site characterization work that will support an early site permit application for planned submittal to the NRC in the fall of 2015 is progressing. Submittal of a subsequent construction and operating license application is subject to a future TVA decision to proceed and will follow submittal of one or more Design Certification Applications to the NRC by SMR vendors. The construction and operating license application is not expected to be submitted before 2017.

Distributed Generation. As technologies for producing energy on solar, small gas, and other types of sites are evolving, they are becoming cost competitive and more reliable, and consumers are having a greater desire to utilize these technologies for their own needs. Previously, the limited impact of electricity from the small numbers of these distributed generation sites was easily absorbed within the capacity of a system the size of TVA’s. However, as the amount of distributed generation grows on the system, the ability of the system to cope with these generation sources becomes more challenging while at the same time reducing the need for TVA’s generation resources. TVA, in conjunction with interested LPCs and other stakeholders, is investigating the value and challenges these resources provide to the grid in order better understand their impact and determine how they can best be integrated into the TVA system. As distributed generation continues to expand across the Tennessee Valley, TVA and LPC’s will continue to focus significant attention on the safety of these resources as they are interconnected to the grid. Financial implications cannot be determined at this time.

Cost Reduction Initiatives

TVA is undertaking cost reduction initiatives with the goal of reducing operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. This objective is an effort to keep rates low, keep reliability high, and continue to fulfill its broader mission of environmental stewardship and economic development. To position itself to achieve this goal, TVA, in conjunction with other actions, completed a high-level realignment of its strategic business units during 2013 and 2014. Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost-reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. At the end of 2014, TVA had exceeded its $300 million target on operating and maintenance cost savings for the year and positioned itself to achieve its cost reduction goal of $500 million by the end of 2015.

Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions necessarily resulted from this process. Approximately 2,000 position reductions were achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. As of September 30, 2014, TVA had $45 million accrued related to estimated future severance payments. See Note 3.

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

TVA is planning to convert its wet ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of September 30, 2014, $618 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged.

Transmission Issues. TVA anticipates expenditures to increase as a result of both new and evolving compliance regulations.  On October 17, 2013, the North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards.  TVA began preliminary work on these standards in 2006.  TVA anticipates spending $77 million on existing transmission facilities between 2015 and 2017 to ensure compliance with the 2013 version of the TPL standards. TVA will continue to evaluate the impact of these standards on existing facilities, including the associated costs, beyond 2017. Costs beyond 2017 are expected to be significant.

On November 21, 2013, the Federal Energy Regulatory Commission ("FERC") approved NERC Critical Infrastructure Protection ("CIP") Version 5 Reliability Standards ("Version 5"). Version 5 does not add or remove any substantial physical security requirements; however, it does significantly increase the number of sites within the scope of these standards.  TVA anticipates spending $40 million on existing transmission facilities from 2015 through 2018 to ensure compliance with Version 5 standards. TVA will continue to evaluate the impact of these standards on existing facilities.

On March 7, 2014, FERC issued an order for the development of new physical security standards that will mandate the identification and protection of the nation's most critical transmission substations and their associated primary control centers. This new standard, NERC CIP-014-1 — Physical Security, was submitted to FERC for approval on May 23, 2014. On July 17, 2014, in a notice of proposed rulemaking, FERC requested revisions to the proposed standard that will require NERC to develop modifications that will delay the implementation beyond the originally projected enforcement date of April 2015. TVA continues to evaluate measures that may be required for compliance, but costs cannot be estimated at this time.

In May 2013, FERC issued Order No. 779 directing NERC to develop reliability standards addressing the potential impact of geomagnetic disturbances ("GMDs") in two stages.  The Stage 1 standard, Emergency Operations Planning ("EOP")-010-1, Geomagnetic Disturbance Operations, which requires GMD operating procedures, was approved by FERC on June 19, 2014.  The Stage 2 standard, TPL-007-1, Geomagnetic Disturbance Mitigation, which must be filed by January 2015, will require entities to conduct assessments of the impacts of benchmark GMD events on their systems and to develop plans to mitigate the risk of instability, uncontrolled separation, and cascading. Costs for compliance with EOP-010-1 and TPL-007-1 are not known at this time.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program is comprised of various engineering activities for all of TVA’s dams including safety reassessments to modern industry criteria using the new probable maximum flood and site- specific seismic load cases.

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Twenty-eight reassessments have been completed, and the remaining 21 reassessments are scheduled to be completed by the fourth quarter of 2017. Ten assessments are scheduled to begin in 2015. To date, TVA has spent $27 million on the dam safety assurance program, and TVA expects to spend an additional $25 million in 2015.

It is expected that projects will be identified after these reassessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process. See Extreme Flooding Preparedness.

As part of the dam safety reassessments, initial data from a seismic stability assessment of Pickwick Landing Dam in western Tennessee showed the factor of safety during a large earthquake for the south embankment dam (earthen section south of the concrete section) was unacceptable based on current TVA and industry standards. Conditions at the dam have not changed; however, in the remote chance that a large seismic event occurs along the New Madrid Fault in western Tennessee, it may cause damage to the earthen embankment dam. In order to ensure public safety and to evaluate Pickwick Landing Dam further, TVA has elected to draw down the Pickwick Landing Reservoir to winter pool level at an accelerated rate and continue to analyze the data and develop a path forward to address this issue. A project has been developed to further analyze the embankment, perform environmental reviews, and develop design remediation plans starting in 2015. The concrete portion of the dam will also be evaluated in 2015. Cost estimates for any required remediation cannot be developed until after the analyses are complete.

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

For LPCs, the default wholesale rate structure is seasonal time-of-use ("TOU"). However, these customers have two additional wholesale options from which to elect: enhanced TOU and enhanced seasonal demand and energy ("SDE"). As of October 1, 2014, 148 were served under the enhanced TOU structure, two remained served under the default seasonal TOU structure, and five were served under the enhanced SDE structure.

On August 21, 2014, the TVA Board approved a non-fuel base rate increase of 2.61 percent on wholesale rates. It is anticipated this will increase base revenues by approximately $199 million for 2015.

TVA is working closely with its customers on the development of a strategic pricing plan. This plan is to be a collaborative effort to define the long-term direction for pricing which will allow TVA to best serve the Tennessee Valley by maintaining competitive and affordable rates. The process will look at rate structure, pricing products and programs, and TVA’s competitive position across rate classes. A rate change letter is scheduled to be issued to the LPCs in January 2015 notifying TVA’s customers of its intent to modify its rate structure in October 2015.

Pension Fund

On April 11, 2014, the Tennessee Valley Authority Retirement System ("TVARS") Board approved amendments to the qualified defined benefit plan effective June 30, 2014. These amendments close the defined benefit plan to new employees and certain rehires. These employees will be eligible for a retirement benefit as participants in the defined contribution plan only. The benefit structures of the qualified defined benefit plan for current employees and retirees — Original Benefit Structure and Cash Balance Benefit Structure — have not been changed. The provisions of the defined contribution plan for these employees will also remain unchanged. See Note 20.

As of September 30, 2014, TVA's qualified pension plan had assets of $7.5 billion compared with liabilities of $12.2 billion. The potential for the plan's funded status to quickly improve is limited because of the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 35,200 participants, of which approximately 23,400 are retirees and beneficiaries currently receiving benefits. Benefits of approximately $650 million were paid to participants in 2014.

Pending Environmental Regulation and Legislation

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

Inflation

Given the current low levels of capacity utilization and high unemployment, inflationary pressures should remain low. However, a strong, sustained recovery with increasing labor, construction, and commodity costs, as well as high interest rates, could result in higher costs for TVA and pressure to increase power rates.

Safeguarding Assets

Physical Security — Non-Nuclear Asset Protection.  TVA utilizes a variety of security technologies, security awareness activities, and security personnel to prevent sabotage, vandalism, and thefts.  Any of these activities could negatively impact the ability of TVA to generate, transport, and deliver power to its customers. TVA's Police and Emergency Management are active participants with numerous professional and peer physical security organizations in both the electric industry and law enforcement communities.

Recent physical attacks at other utilities on transmission facilities across the country have heightened awareness. TVA is working with the Department of Homeland Security ("DHS"), FERC, Edison Electric Institute, Electric Power Research Institute, and other utilities to implement industry approved recommendations and standards. See Key Initiatives and Challenges — Regulatory Compliance — Transmission Issues.

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

TVA operates in a highly regulated environment. TVA's cyber security program aligns or complies with the Federal Information System Management Act, the North American Electric Reliability Corporation Critical Infrastructure Protection requirements, and the NRC requirements for cyber security, as well as industry best practices. As part of the U.S. government, TVA coordinates with and works closely with the DHS and the United States Computer Emergency Readiness Team ("US-CERT"). US-CERT functions as a liaison between the DHS and the public and private sectors to coordinate responses to security threats from the internet. TVA is also participating in studies funded through the DOE to identify, design, and test new solutions for protecting critical infrastructure from cyber attacks.

Although TVA, as others, continued to experience increased cyber activity in 2014, none of the attacks impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — TVA's facilities and information infrastructure may not operate as planned due to physical and cyber threats to TVA's security.

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

Regulatory Accounting

The TVA Board is authorized by the TVA Act to set rates for power sold to customers; thus, TVA is "self-regulated." Additionally, TVA's regulated rates are designed to recover its costs of providing electricity. In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA's costs, can be charged and collected. As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods. The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval. At September 30, 2014, TVA had $9.5 billion of Regulatory assets and $184 million of Regulatory liabilities.

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

If future recovery of regulatory assets ceases to be probable, or any of the other factors described herein cease to be applicable, TVA would be required to write off these costs and recognize them in earnings.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Asset Retirement Obligations

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation. Revisions to the amount and timing of certain cash flow estimates of asset retirement obligations ("AROs") may be made based on engineering studies. For nuclear assets, site specific decommissioning cost estimate studies are obtained at least every five years. For non-nuclear obligations, revisions are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 12.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Nuclear Decommissioning

Utilities that own and operate nuclear plants are required to recognize a liability for legal obligations related to nuclear decommissioning. An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset. The initial obligation is measured at its estimated fair value using various judgments and assumptions. Fair value is developed using an expected present value technique that is based on assumptions of market participants and that considers estimated retirement costs in current period dollars that are inflated to the anticipated decommissioning date and then discounted back to the date the ARO was incurred. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.

TVA periodically reviews its estimated ARO costs. Any change to the ARO asset is recognized and prospectively recognized over the remaining life of the long-lived asset.

At September 30, 2014, the present value of the estimated future nuclear decommissioning cost recognized in the financial statements was $2.1 billion and was included in AROs, and the unamortized regulatory asset related to ARO costs of $931 million was included in Regulatory assets.

The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. (At a multiple unit site, the estimated retirement date is based on the unit with the longest license period remaining.) Second, an assumption must be made on the timing of the decommissioning. Prior to June 30, 2014, TVA based its decommissioning cost estimates on cost elements prescribed by the NRC to dismantle and decommission the radioactive portion of each site with the assumption that decommissioning would occur within the first seven years after plant shut down, which approximates the DECON method of decommissioning. The DECON method requires that radioactive contamination is removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. On June 30, 2014, TVA recorded a change in estimate based on the implementation of site-specific decommissioning cost studies. Additionally, TVA determined it appropriate to reflect an increase in the probability that certain of its nuclear operating licenses will be extended and that there is a probability that it will be able to delay ultimate decommissioning activities under a SAFSTOR method of decommissioning. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. As such, TVA ascribed probabilities to both the SAFSTOR and DECON methods of decommissioning in order to estimate its decommissioning obligation. Decommissioning cost studies will be updated for each of TVA’s nuclear units at least every five years. While the impact of these assumptions cannot be determined with precision, either assuming license extension or extending the timing of decommissioning can significantly decrease the present value of these obligations.

Technology and Regulation - There is limited experience with actual decommissioning of large nuclear facilities. Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly. TVA's cost studies assume current technology and regulations.

Discount Rate - TVA uses rates between 1.85 percent and 5.52 percent to calculate the present value of the weighted estimated cash flows required to satisfy TVA's decommissioning obligation.

A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2014, would have affected the liability by approximately $210 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Non-Nuclear Decommissioning

The present value of the estimated future non-nuclear decommissioning cost was $1.1 billion at September 30, 2014.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.

The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

Timing – In projecting non-nuclear decommissioning costs, the date of the asset’s retirement must be estimated. TVA uses a probability-weighted scenario approach based on management assumptions, type of asset, and other factors to estimate the expected retirement time period. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement.

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA’s cost studies generally assume current technology and regulations. With respect to the CCR facilities, TVA assumes that any future closures will require more costly materials and processes than what is legally required at September 30, 2014.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s non-nuclear decommissioning obligation. At September 30, 2014, the discount rates used in the calculations range from 0.21 percent to 11.00 percent.

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

A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2014, would have affected the liability by approximately $110 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Pension and Other Post-Retirement Benefits

TVA sponsors a defined benefit pension plan that is qualified under Internal Revenue Service rules and covers substantially all of its full-time annual employees hired prior to July 1, 2014.  On July 1, 2014, the qualified defined benefit pension plan was closed to new employees. Tennessee Valley Authority Retirement System ("TVARS"), a separate legal entity governed by its own board of directors, administers the qualified defined benefit pension plan.  TVA also provides a Supplemental Executive Retirement Plan (“SERP”) to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.

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

Expected Return on Plan Assets.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining its expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors. Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return. The current asset allocation policy approved by the TVARS Board diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be dynamic in nature and responsive to changes in the funded status of TVARS. Changes in the expected return rates are based on annual studies performed by third party professional investment consultants. Based upon the results from the 2014 annual study, TVA adjusted the assumption from 7.25 percent that was used to measure the 2014, 2013 and 2012 net periodic pension benefit cost, to a 7.00 percent expected rate of return that will be used to measure the 2015 net periodic pension benefit cost.

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

Expected Return on Plan Assets. TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, losses that the pension plan assets experience may have an adverse impact on pension expense in future years depending on whether the actuarial losses at each measurement date exceed 10 percent of the greater of the projected pension benefit obligation or the market-related value of plan assets in accordance with current accounting methodologies.

The actuarial gain related to the difference between expected and actual return on pension plan assets for 2014 and 2013 was
$213 million and $358 million, respectively. Compared with the assumed return of 7.25 percent, the 2014 and 2013 actuarial gains are due to the actual rates of return on the fair value of assets of 9.29 percent and 11.69 percent, respectively. The differences between expected and actual returns that result in an actuarial gain or loss are recognized as a decrease or increase, respectively, in the related regulatory asset and the projected pension benefit obligation. A higher expected rate of return assumption decreases the net periodic pension benefit cost, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. A 0.25 percent decrease in the expected rate of return on plan assets would increase the 2014 net periodic pension cost by $15 million.

Changes in the expected rate of return on pension plan assets do not affect TVA’s post-retirement benefit plans because TVA does not separately set aside assets to fund such benefits. TVA funds its post-retirement plan benefits on an as-paid basis. These changes in the expected rate of return on pension plan assets also do not impact the Supplemental Executive Retirement Plan ("SERP") as any assets set aside for that plan are not considered plan assets under accounting principles generally accepted in the United States of America ("GAAP").

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual TVA experience study performed during the most recent five years for plan participants. TVA obtained an updated study in 2013 and determined that future compensation would increase at rates between 3.50 percent and 13.00 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increases used to determine benefit obligations for 2014 and 2013 were 5.70 percent and 5.72 percent, respectively. The average assumed compensation increases used to determine net periodic pension cost for 2014, 2013, and 2012 were 5.72 percent, 4.44 percent, and 4.43 percent, respectively.

Discount Rate.  In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. The discount rates used to determine the pension and other post-retirement benefit obligations were 4.45 percent and 4.50 percent, respectively, at September 30, 2014. At September 30, 2013, the discount rates used to determine the pension and other post-retirement benefit obligations were 5.00 percent and 5.05 percent, respectively. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit cost for the following year. TVA will use discount rates of 4.45 percent and 4.50 percent to estimate its 2015 pension and other post-retirement net periodic benefit costs, respectively. The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed, which included retirees as well as other plan participants. TVA obtained an updated study in 2013, which indicated an improvement in TVA's mortality experience. Accordingly, TVA adjusted the projection period for the RP-2000 Mortality Tables for males and females projected to 2022 using scale AA at September 30, 2013. Additional experience per the actuarial review in 2014 indicated that actual experience remains in line with the assumption adopted in 2013. Therefore, TVA maintained this assumption for 2014. At September 30, 2012, the projection period for the RP- 2000 Mortality Tables for males and females was projected to 2013 using scale AA.

A 0.25 percent increase in the assumption for compensation increases would increase the 2014 projected pension benefit obligation and the 2014 net periodic pension cost by $13 million and $2 million, respectively.

Discount Rate. A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. On the other hand, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs.

Assuming the other components of the calculation are held constant and excluding any impact for unamortized gains or losses, a 0.25 percent decrease would increase the 2014 net periodic pension cost by $18 million and the 2014 projected pension benefit obligation by $369 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. The assumed health care trend rates used to determine post-retirement benefit obligations for 2014 and 2013 were 7.50 percent and 8.00 percent, respectively. The 2014 health care cost trend rate of 7.50 percent used to determine post-retirement benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the years beginning October 1, 2019, and beyond. The assumed health care cost trend rates used to determine the net periodic post-retirement cost were 8.00 percent for 2014, 8.50 percent for 2013, and 8.00 percent for 2012. TVA plans to use 7.50 percent in the determination of 2015 net periodic post-retirement cost. TVA had increased the rate from 2012 to 2013 based upon exhibited annual increases in costs per covered life due primarily to changes in inflation, utilization, and healthcare regulations. Whereas costs in 2014 have decreased in line with the actuarial expectations as a result in plan changes and prescription drug coverage.

Cost of Living Adjustment.  Cost-of-living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees receive a COLA on the base pension portion of the monthly pension benefit in January following any year in which the 12-month average Consumer Price Index for All Urban Consumers ("CPI-U") exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year. The minimum COLA is one percent and the maximum is five percent. The COLA was temporarily reduced for a four-year period beginning January 1, 2010, for current retirees, and the eligibility for the COLA was changed to age 60 from attained age 55 for employees retiring on or after January 1, 2010. The COLA assumption has been 2.5 percent since 2009; however, in 2013, TVA adjusted the COLA assumption due to the Federal Reserve System’s long-term monetary policy and the market-based expectations that inflation will remain below two percent into 2015. TVA adjusted the COLA assumption at September 30, 2013 to 1.6 percent with an assumed gradual increase each successive year until it reaches 2.5 percent in 2020. At September 30, 2014, the COLA is assumed to increase to 2.0 percent with an assumed gradual increase each successive year until it reaches 2.5 percent in 2020.

Periodic post-retirement benefit cost could fluctuate if there are changes in the health care cost trend rate. Assuming that the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a one percent increase in the assumed health care cost trend rate would impact the post-retirement service and interest cost components by $7 million and the accumulated post-retirement benefit obligation by $89 million. Likewise, a one percent decrease in the health care cost trend rate would impact the post-retirement service and interest cost components by $(7) million and the accumulated post-retirement benefit obligation by $(93) million.

A higher COLA assumption increases the pension benefit obligation and correspondingly increases the net periodic pension benefit cost. A lower COLA assumption decreases the pension benefit obligation and the net periodic pension benefit cost. Assuming the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a 0.25 percent increase in the COLA assumption would increase the 2014 pension benefit obligation by $250 million and increase the net periodic pension benefit cost by $28 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Contributions. In 2009, TVA made a contribution to TVARS of $1.0 billion for 2010 and as an advance on contributions for 2011 through 2013. In 2011, TVA made an additional discretionary contribution of $270 million to TVARS. In 2013 and 2012, the qualified defined pension plan's assets exceeded market return expectations, and no discretionary contributions were made. The minimum contribution for 2014 was $198 million; however, TVA made a $250 million contribution to TVARS. The 2015 minimum contribution is $215 million; however, TVA expects to contribute $275 million to TVARS in 2015. In 2014, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. TVA expects to contribute $5 million to the SERP and $39 million to the other post-retirement benefit plans in 2015.

Fair Value Measurements

Investments

Investments classified as trading consist of amounts held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), SERP, and Long-Term Deferred Compensation Plan ("LTDCP").  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  These investments are primarily U.S. and international equities, real estate investment trusts, fixed income investments, high-yield fixed income investments, U.S. Treasury Inflation-Protected Securities, commodities, currencies, derivative instruments, and other investments.  TVA has classified all of these trading securities as either Level 1, Level 2, or Level 3 valuations.  See Note 16 — Valuation Techniques for a discussion of valuation levels of the investments.  See Note 20 — Fair Value Measurements for disclosure of fair value measurements for investments held by TVARS that support TVA’s qualified defined benefit pension plan.

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

In addition to the tolerance checks performed by the investment portfolio trustee, TVA performs its own analytical testing on the change in fair value measurements each period to ensure the valuations are reasonable based on changes in general market assumptions. TVA also performs pricing tests on various portfolios comprised of securities classified in Levels 1 and 2 on a quarterly basis to confirm accuracy of the values received from the investment portfolio trustee.

Derivatives

TVA has entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures, to manage various market risks. Other than certain derivative instruments included in investment funds, it is TVA's policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.

Currency and Interest Rate Derivatives.  TVA has three currency swaps and four “fixed for floating” interest rate swaps.  The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. The interest rate swaps are a result of the exercise of counterparty rights associated with TVA's previous swaption transactions. The swaptions were used to protect against declines in value of embedded call provisions on certain Bond issues. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  Prior to its conversion to an interest rate swap in April 2012, TVA had a swaption that was classified as a Level 3 valuation. The swaption was valued based on an income approach. The valuation was computed using a broker-provided pricing model utilizing interest and volatility rates.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2014.

Commodity Contracts.  TVA enters into commodity derivatives for coal and natural gas that require physical delivery of the contracted quantity of the commodity. The fair values of these derivative contracts are determined using internal models based on income approaches. TVA develops an overall coal forecast based on widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs. Based on the use of certain significant unobservable inputs, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2014.

Commodity Derivatives under the Financial Trading Program.  TVA established a Financial Trading Program ("FTP") under which it could purchase and sell futures, swaps, options, and similar derivative instruments to hedge its exposure to changes in prices of natural gas, fuel oil, coal, and other commodities. Although certain natural gas futures and swaps under the FTP remain at September 30, 2014, future purchases under the program have been suspended.  Management is currently evaluating the future use of financial instruments for price hedging.  TVA is prohibited from taking speculative positions in its FTP.

Financial instruments under the FTP are valued based on market approaches which utilize Chicago Mercantile Exchange ("CME") quoted prices and other observable inputs. Futures and options contracts settled on the CME are classified as Level 1 valuations. Swap contracts are valued using a pricing model based on CME inputs and are subject to nonperformance risk outside of the exit price. These contracts are classified as Level 2 valuations. The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2014.

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

Sources of Market Assumptions.  TVA derives its financial instrument market assumptions from market data sources (e.g., CME, Moody's Investors Service, Inc. ("Moody's")).  In some cases, where market data is not readily available, TVA uses comparable market sources and empirical evidence to derive market assumptions and determine a financial instrument's fair value.

Market Liquidity.  Market liquidity is assessed by TVA based on criteria as to whether the financial instrument trades in an active or inactive market.  A financial instrument is considered to be in an active market if the prices are fully transparent to the market participants, the prices can be measured by market bid and ask quotes, the market has a relatively high trading volume, and the market has a significant number of market participants that will allow the market to rapidly absorb the quantity of the assets traded without significantly affecting the market price.  Other factors TVA considers when determining whether a market is active or inactive include the presence of government or regulatory control over pricing that could make it difficult to establish a market-based price upon entering into a transaction.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or the counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2013) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

All derivative instruments are analyzed individually and are subject to unique risk exposures.  At September 30, 2014, the aggregate counterparty credit risk adjustments applied to TVA's derivative asset and liability positions were decreases of less than $1 million and $1 million, respectively.

Collateral.  TVA’s interest rate swaps, currency swaps, and commodity derivatives under the FTP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party’s liability balance under the agreement exceeds a certain threshold. See Note 15 — Other Derivative Instruments — Collateral for a discussion of collateral related to TVA’s derivative liabilities.

New Accounting Standards and Interpretations

See Note 2 for a discussion of recent accounting standards and pronouncements which became effective for TVA during the presented periods.

Legislative and Regulatory Matters

The Fiscal Year 2014 Budget of the U.S. Government (the “Budget”) submitted to Congress contained language regarding the Administration’s intention to have the Office of Management and Budget ("OMB") undertake a strategic review of options for addressing TVA's financial situation, including the possible divestiture of TVA, in part or as a whole.

During 2014 TVA worked with OMB and other Administration officials to provide the requested information as part of the Administration’s strategic review and contracted with Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, to assist with this review. The Lazard report recommended against divesture. OMB has not yet issued a report on its strategic review, and TVA continues to collaborate with the Administration on its ongoing strategic review.

To strengthen the Administration's efforts to increase government-wide energy efficiency and sustainability and implement goals in the President’s June 2013 Climate Action Plan, a Presidential Memorandum was issued on December 5, 2013, directing the federal government to consume 20 percent of electricity from renewable sources by 2020, to the extent economically feasible and technically practicable. TVA is on track to achieve the 2020 goal of 20 percent renewable energy use. See Item 1, Business — Environmental Matters — Executive Orders.

On April 16, 2014, the Department of Defense ("DOD") issued DOD Directive 4180.01, known as the “DOD Energy Policy”, which provides a common framework for operational energy, facilities energy, and energy-related elements of mission assurance and also establishes DOD policy to improve energy security and mitigate energy costs. The directive is based on the DOD’s decision, among other things, to place less emphasis on procuring renewable energy and more emphasis on installing renewable energy capacity on DOD installations. TVA has contracts with five military installations which represented one percent of TVA’s revenue for the years ended September 30, 2014 and September 30, 2013.

A bill has been introduced in Congress, through which Congress would approve TVA's transfer, on behalf of the United States, of the Yellow Creek Port properties to the State of Mississippi. The property was acquired to be part of a river terminal, a railroad, and industrial sites on the Pickwick Reservoir in Tishomingo County, Mississippi. The transfer would be made under Section 4(k)(b) of the TVA Act, which allows TVA to dispose of land for the purpose of erecting docks and buildings for shipping purposes or the manufacture or storage of products for the purpose of trading or shipping. Transfers under this section of the TVA Act require congressional approval. The net book value of this property was approximately $1 million at September 30, 2014.

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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $172 million with respect to Legal Proceedings at September 30, 2014. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 21 — Legal Proceedings, which discussion is incorporated into this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Risk Management Activities

TVA is exposed to various market risks.  These market risks include risks related to commodity prices, investment prices, interest rates, currency exchange rates, inflation, and counterparty credit and performance risk.  To help manage certain of these risks, TVA has entered into various derivative transactions, including commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes.  TVA plans to continue to manage fuel price volatility through various methods, but is currently evaluating the future use of financial instruments. See Note 15.

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
The ERC has established a subordinate Risk Management Steering Committee ("RMSC") and a Portfolio Risk Oversight Committee ("PROC"), both of which are comprised of business unit leaders with specific expertise. The RMSC is responsible for (1) driving accountability on the mitigation of key enterprise risks, (2) promoting cross business risk collaboration and management, and (3) actively identifying emerging risks. PROC is responsible for the evaluation of TVA’s portfolio risk management processes and infrastructure for power, fuel, and other commodities critical to TVA’s power supply.

TVA has a designated Enterprise Risk Management ("ERM") organization within its Financial Services organization responsible for (1) establishing enterprise risk management policies and guidelines, (2) developing an enterprise risk profile aligned with the strategic objectives, (3) performing annual risk assessments across all TVA business units, (4) monitoring and reporting on identified enterprise risks and emerging risks (5) facilitating enterprise risk discussions with the risk subject matter experts across the organization and at the RMSC, ERC, and TVA Board levels, and (6) developing and improving TVA's risk awareness culture. TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Item 1A, Risk Factors.

Commodity Price Risk

TVA is exposed to effects of market fluctuations in the price of commodities that are critical to its operations, including electricity, coal, and natural gas. The magnitude of exposure to these risks is influenced by many factors including contract terms and market liquidity.  TVA’s commodity price risk is substantially mitigated by its cost-based rates, including its total fuel cost adjustment, and long-term fixed price commodity contracts.

TVA previously used its FTP to help manage cost volatility for its wholesale and directly served customers.  Although management has suspended future use of financial instruments under the program, certain natural gas hedges remained in place at September 30, 2014 for the mitigation of risks associated with the price of natural gas.  A hypothetical 10 percent decline in the market price of natural gas on September 30, 2014, and 2013, would have resulted in decreases of approximately $41 million and $60 million, respectively, in the fair value of TVA’s natural gas trading derivative instruments at these dates.

Additionally, TVA also manages risk with commodity contract derivatives for both coal and natural gas that require physical delivery of the contracted quantity. A hypothetical 10 percent decline in the market price of coal on September 30, 2014, and 2013, would have resulted in decreases of approximately $109 million and $186 million, respectively, in the fair value of TVA’s coal derivative instruments at these dates. A hypothetical 10 percent decline in the market price of natural gas on September 30, 2014, and 2013, would have resulted in decreases of approximately $26 million and $15 million, respectively, in the fair value of TVA’s natural gas derivative instruments at these dates.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s NDT, ART, pension fund, SERP, and Long-Term Deferred Compensation Plan ("LTDCP").

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities, private partnerships and limited liability companies, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, domestic debt, U.S. Treasury Inflation-Protected Securities ("TIPS"), commodities, and private real estate, private equity, and absolute return strategies.  At September 30, 2014, and 2013, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $148 million and $132 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with equity and debt market performance. The assets of the trust are invested in securities directly and indirectly through commingled funds.  At September 30, 2014, and 2013, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $40 million and $34 million, respectively.

Qualified Pension Plan. TVARS has a long-term investment plan which contains a dynamic de-risking strategy that allocates investments to assets that better match the liability, such as long duration fixed income securities, over time as funding status targets are met. The current investment asset allocation policy approved by the TVARS Board has targets of 47 percent equity including U.S., non-U.S., private, and low volatility global public equity investments, 28 percent fixed income securities, 15 percent public real assets including TIPS, commodities, and Master Limited Partnerships ("MLPs"), and 10 percent private real assets. The qualified pension plan assets are invested across global public equity, private equity, cash, core fixed income, long- term core fixed income, investment grade credit, high yield fixed income, emerging markets fixed income, global TIPS, commodities, MLPs, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. At September 30, 2014, and 2013, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $751 million and $722 million, respectively.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 65 percent equity securities, which includes U.S. and non-U.S. equities, and 35 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity market performance. At September 30, 2014, and 2013, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value by $5 million.

Long-Term Deferred Compensation Plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets include long-term deferred compensation and any other deferred balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2014, and 2013, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value by $5 million and $6 million, respectively.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Short-Term Investments.  At September 30, 2014, TVA had $500 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2014 was $755 million.  The average interest rate that TVA received on its short-term investments during 2014 was less than one percent.  If the rates of interest that TVA received on its short-term investments during 2014 were zero percent, TVA would have received less than $1 million less in interest from its short-term investments during 2014.  At September 30, 2013, TVA had $1.6 billion of cash and cash equivalents, and the average balance of cash and cash equivalents for 2013 was $1.0 billion.  The average interest rate that TVA received on its short-term investments during 2013 was less than one percent.  If the rates that TVA received on its short-term investments during 2013 were zero percent, TVA would have received $1 million less in interest on short-term investments during 2013.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its pension plan, ART, NDT, and SERP.  See Risk Management Activities — Investment Price Risk.

Short-Term Debt.  At September 30, 2014, TVA’s short-term borrowings were $596 million, and the current maturities of long-term debt were $1.1 billion.  Based on TVA’s interest rate exposure at September 30, 2014, an immediate one percentage point increase in interest rates would have resulted in an increase of $17 million in TVA’s short-term interest expense.  At September 30, 2013, TVA’s short-term borrowings were $2.4 billion, and the current maturities of long-term debt were $62 million.  Based on TVA’s interest rate exposure at September 30, 2013, an immediate one percentage point increase in interest rates would have resulted in an increase of $25 million in TVA’s short-term interest expense.

Long-Term Debt.  At September 30, 2014, and 2013, the interest rates on all of TVA’s outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2014, and 2013, the average life of TVA’s debt portfolio was 16.6 years and 17.8 years, respectively.  A schedule of TVA’s debt maturities is contained in Note 13 — Debt Outstanding.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market valuation of TVA’s interest rate derivatives.  TVA had four interest rate swaps outstanding at September 30, 2014 and September 30, 2013. Net unrealized gains and losses on these instruments are reflected on TVA’s consolidated balance sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA’s interest rate exposure at September 30, 2014, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $237 million.  Based on TVA’s interest rate exposure at September 30, 2013, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $220 million.

Currency Exchange Rate Risk

At September 30, 2014, and 2013, TVA had three issues of Bonds outstanding whose principal and interest payments were denominated in British pounds sterling.  TVA issued these Bonds in amounts of £200 million, £250 million, and £150 million in 1999, 2001, and 2003, respectively.  When TVA issued these Bonds, it hedged its currency exchange rate risk by entering into currency swap agreements.  Accordingly, at September 30, 2014, and 2013, a 10 percent change in the British pound sterling-U.S. dollar exchange rate would not have had a material impact on TVA’s cash flows, results of operations, or financial position as these instruments are completely hedged.

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

TVA had concentrations of accounts receivable from three customers that represented 27 percent of total accounts receivable at September 30, 2014 and 2013.

The table below summarizes TVA’s customer credit risk from trade accounts receivable at September 30, 2014 and 2013:

Customer Credit Risk At September 30
	2014	2013
Trade accounts receivable (1)
Investment grade
Local power companies	$798	$756
Exchange power arrangements	1	2
Industries and federal agencies directly served	49	51
Internally rated - investment grade
Local power companies	704	661
Exchange power arrangements	1	3
Industries and federal agencies directly served	9	8
Non-investment grade
Industries and federal agencies directly served	4	3
Internally rated - non-investment grade
Exchange power arrangements	3	3
Industries and federal agencies directly served	7	8
Total trade accounts receivable	1,576	1,495
Other accounts receivable
Miscellaneous accounts	95	73
Provision for uncollectible accounts	—	(1)
Total other accounts receivable	95	72
Accounts receivable, net	$1,671	$1,567

Note
(1)  Includes unbilled power receivables of $19 million and $15 million at September 30, 2014 and September 30, 2013, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2014	2013
Current assets
Cash and cash equivalents	$500	$1,602
Restricted cash and investments	19	33
Accounts receivable, net	1,676	1,567
Inventories, net	1,056	1,091
Regulatory assets	481	561
Other current assets	56	52
Total current assets	3,788	4,906

Property, plant, and equipment
Completed plant	47,564	47,073
Less accumulated depreciation	(24,589)	(23,157)
Net completed plant	22,975	23,916
Construction in progress	5,951	4,704
Nuclear fuel	1,322	1,256
Capital leases	102	47
Total property, plant, and equipment, net	30,350	29,923

Investment funds	1,981	1,701

Regulatory and other long-term assets
Regulatory assets	8,994	9,131
Other long-term assets	483	445
Total regulatory and other long-term assets	9,477	9,576

Total assets	$45,596	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2014	2013
Current liabilities
Accounts payable and accrued liabilities	$2,029	$1,627
Environmental cleanup costs - Kingston ash spill	21	102
Accrued interest	380	378
Current portion of leaseback obligations	75	69
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	184	212
Short-term debt, net	596	2,432
Current maturities of power bonds	1,032	32
Current maturities of long-term debt of variable interest entities	32	30
Total current liabilities	4,449	4,982

Other liabilities
Post-retirement and post-employment benefit obligations	5,839	5,348
Asset retirement obligations	3,089	3,472
Other long-term liabilities	1,962	1,861
Leaseback obligations	616	692
Energy prepayment obligations	310	410
Environmental cleanup costs - Kingston ash spill	—	67
Regulatory liabilities	—	1
Total other liabilities	11,816	11,851

Long-term debt, net
Long-term power bonds, net	21,948	22,315
Long-term debt of variable interest entities	1,279	1,311
Total long-term debt, net	23,227	23,626

Total liabilities	39,492	40,459

Commitments and contingencies (Note 21)

Proprietary capital
Power program appropriation investment	258	268
Power program retained earnings	5,240	4,767
Total power program proprietary capital	5,498	5,035
Nonpower programs appropriation investment, net	601	609
Accumulated other comprehensive income (loss)	5	3
Total proprietary capital	6,104	5,647

Total liabilities and proprietary capital	$45,596	$46,106
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2014	2013	2012
Operating revenues
Revenue from sales of electricity	$10,999	$10,829	$11,086
Other revenue	138	127	134
Total operating revenues	11,137	10,956	11,220
Operating expenses
Fuel	2,730	2,820	2,680
Purchased power	1,094	1,027	1,189
Operating and maintenance	3,341	3,428	3,510
Depreciation and amortization	1,843	1,680	1,919
Tax equivalents	540	548	622
Total operating expenses	9,548	9,503	9,920
Operating income	1,589	1,453	1,300
Other income (expense), net	49	44	33
Interest expense
Interest expense	1,344	1,394	1,444
Allowance for funds used during construction and nuclear fuel expenditures	(175)	(168)	(171)
Net interest expense	1,169	1,226	1,273
Net income (loss)	$469	$271	$60
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2014	2013	2012

Net income (loss)	$469	$271	$60
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	4	78	99
Reclassification to earnings from cash flow hedges	(2)	(1)	(35)
Total other comprehensive income (loss)	$2	$77	$64
Total comprehensive income (loss)	$471	$348	$124
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$469	$271	$60
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,888	1,723	1,947
Amortization of nuclear fuel cost	279	268	264
Non-cash retirement benefit expense	572	622	607
Prepayment credits applied to revenue	(100)	(102)	(105)
Fuel cost adjustment deferral	(38)	97	(61)
Fuel cost tax equivalents	6	2	47
Environmental cleanup costs – Kingston ash spill – non cash	68	72	73
Changes in current assets and liabilities
Accounts receivable, net	(79)	114	89
Inventories and other current assets, net	34	27	(131)
Accounts payable and accrued liabilities	147	(296)	60
Accrued interest	2	1	(26)
Regulatory assets costs	(56)	(21)	(14)
Pension contributions	(256)	(6)	(8)
Environmental cleanup costs – Kingston ash spill	(109)	(99)	(108)
Insurance recoveries	175	47	5
Other, net	(22)	(123)	(125)
Net cash provided by operating activities	2,980	2,597	2,574
Cash flows from investing activities
Construction expenditures	(2,384)	(2,051)	(2,119)
Nuclear fuel expenditures	(326)	(287)	(361)
Purchases of investments, net	(48)	(48)	(48)
Loans and other receivables
Advances	(6)	(6)	(2)
Repayments	6	9	10
Other, net	2	(2)	7
Net cash used in investing activities	(2,756)	(2,385)	(2,513)
Cash flows from financing activities
Long-term debt
Issues of power bonds	989	2,122	1,126
Issues of variable interest entities	—	360	1,000
Redemptions and repurchases of power bonds	(365)	(2,358)	(2,717)
Payments on debt of variable interest entities	(30)	(13)	(6)
Short-term debt issues (redemptions), net	(1,837)	924	1,024
Payments on leases and leasebacks	(73)	(446)	(84)
Proceeds from call monetization	—	—	60
Financing costs, net	(4)	(20)	(75)
Payments to U.S. Treasury	(14)	(27)	(27)
Other, net	8	(20)	(1)
Net cash (used in) provided by financing activities	(1,326)	522	300
Net change in cash and cash equivalents	(1,102)	734	361
Cash and cash equivalents at beginning of year	1,602	868	507
Cash and cash equivalents at end of year	$500	$1,602	$868
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2011	$308	$4,429	$630	$(138)	$5,229
Net income (loss)	—	70	(10)	—	60
Total other comprehensive income (loss)	—	—	—	64	64
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2012	$288	$4,492	$620	$(74)	$5,326
Net income (loss)	—	282	(11)	—	271
Total other comprehensive income (loss)	—	—	—	77	77
Return on power program appropriation investment	—	(7)	—	—	(7)
Return of power program appropriation investment	(20)	—	—	—	(20)
Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	477	(8)	—	469
Total other comprehensive income (loss)	—	—	—	2	2
Return on power program appropriation investment	—	(4)	—	—	(4)
Return of power program appropriation investment	(10)	—	—	—	(10)
Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, or other evidences of indebtedness ("Bonds").  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Treasury as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and nonpower or stewardship properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States of America ("GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA's only operating segment.

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

Cost-Based Regulation

Since the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated.  Additionally, TVA's regulated rates are designed to recover its costs.  In view of demand for electricity and the level of competition, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  All regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA and variable interest entities of which TVA is determined to be the primary beneficiary. See Note 9. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the year ended September 30, 2014, in the Cash flows from operating activities section as $47 million and $5 million previously reported in Environmental cleanup costs — Kingston ash spill for the years ended September 30, 2013 and 2012, respectively, were reclassified to Insurance recoveries.

Cash and Cash Equivalents

Cash includes cash on hand and non-interest bearing cash and deposit accounts. All highly liquid investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash and Investments

Restricted cash and investments reflect amounts related to collateral posted with TVA by a swap counterparty.

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

The allowance for uncollectible accounts was $1 million at September 30, 2014, and 2013, for accounts receivable.  Additionally, loans receivable of $92 million and $73 million at September 30, 2014, and 2013, respectively, were included in Accounts receivable, net and Other long-term assets and reported net of allowances for uncollectible accounts of $9 million and $10 million at September 30, 2014, and 2013, respectively.

The following table contains information about TVA’s current estimates related to uncollectible accounts.

Allowance for Uncollectible Accounts (in millions)
Description	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of year
For the year ended September 30, 2014
Allowance for uncollectible accounts
Receivables	$1	$1	$(1)	$1
Loans	10	—	(1)	9

Total allowances deducted from assets	$11	$1	$(2)	$10
For the year ended September 30, 2013
Allowance for uncollectible accounts
Receivables	$7	$—	$(6)	$1
Loans	12	—	(2)	10

Total allowances deducted from assets	$19	$—	$(8)	$11
For the year ended September 30, 2012
Allowance for uncollectible accounts
Receivables	$1	$6	$—	$7
Loans	11	1	—	12

Total allowances deducted from assets	$12	$7	$—	$19

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

From time to time TVA transfers fiber optic capacity on TVA’s network to telecommunications service carriers and local power company customers of TVA ("LPCs").  These transactions are structured as indefeasible rights of use ("IRUs"), which are the exclusive right to use a specified amount of fiber optic capacity for a specified term.  TVA accounts for the consideration received on transfers of fiber optic capacity for cash and on all of the other elements deliverable under an IRU as revenue ratably over the term of the agreement.  TVA does not recognize revenue on any contemporaneous exchanges of its fiber optic capacity for an IRU of fiber optic capacity of the counterparty to the exchange.

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

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired is charged to accumulated depreciation. Except as described below, depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. Depreciation expense for the years ended September 30, 2014, 2013, and 2012 was $1.6 billion, $1.4 billion, and $1.7 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 3.42 percent for 2014, 3.12 percent for 2013, and 3.78 percent for 2012.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2014	2013	2012
Asset Class
Nuclear	2.90	2.86	2.71
Coal-Fired	4.37	3.47	5.65
Hydroelectric	1.44	1.30	1.35
Gas and oil-fired	3.23	3.21	3.67
Transmission	2.76	2.76	2.99
Other	8.40	8.14	8.10

In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”).  See Note 21 — Legal Proceedings — Environmental Agreements.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.

Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier Fossil Plant ("John Sevier") were retired on December 31, 2012, and Units 3 and 4 were idled on December 31, 2012 and subsequently retired on June 25, 2014. Units 3 and 5 at Widows Creek Fossil Plant ("Widows Creek") were retired on July 31, 2013, and Units 1, 2, 4, and 6 at Widows Creek were retired on July 31, 2014. On October 1, 2013, Colbert Fossil Plant ("Colbert") Unit 5 and Johnsonville Fossil Plant ("Johnsonville") Units 5, 6, 9, and 10 were idled. In addition, Units 7 and 8 at Johnsonville were idled March 1, 2012, and Unit 10 at Shawnee Fossil Plant ("Shawnee") was idled in October 2010 and subsequently retired on June 30, 2014.
On November 14, 2013, the TVA Board of Directors (the "TVA Board") approved the retirement of Colbert Units 1-5 no later than June 30, 2016, and the retirement of Widows Creek Unit 8. Additionally, the TVA Board approved the retirement of Paradise Fossil Plant ("Paradise") Units 1 and 2 upon the completion of a natural gas-fired plant at the Paradise location.

On August 21, 2014, the TVA Board approved the retirement of Allen Fossil Plant ("Allen") Units 1-3 upon the completion of a natural gas-fired plant at the Allen location.

Depreciation rates are adjusted to reflect current assumptions so that the units will be fully depreciated by the applicable idle dates.  As a result of TVA's decision to idle or retire units, TVA recognized $206 million and $49 million in accelerated depreciation expense related to the units during the years ended September 30, 2014, and 2013, respectively.

Capital Lease Agreements.  Property, plant, and equipment also includes assets recorded under capital lease agreements. These primarily consist of a natural gas lateral pipeline, power production facilities, water treatment assets, and land of $102 million and $42 million at September 30, 2014 and 2013, respectively, and fuel fabrication and blending facilities of $5 million at September 30, 2013. There were no obligations for fuel fabrication and blending facilities at September 30, 2014. Amortization expense related to capital leases is included in Depreciation and amortization in TVA’s statements of operations.

 Allowance for Funds Used During Construction.  AFUDC capitalized during the year ended September 30, 2014, was $175 million, as compared to $168 million capitalized during the year ended September 30, 2013.  TVA capitalizes interest as AFUDC, based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration. During 2012 and 2011, TVA also included certain nuclear fuel inventories in the calculation of the allowance. During 2012, the TVA Board approved a change in the AFUDC methodology which removed the inclusion of nuclear fuel from the AFUDC calculation effective October 1, 2012. The accumulated balance of costs, which is used to calculate AFUDC, averaged approximately $3.3 billion for the year ended September 30, 2014. Subsequent to August 31, 2013, the accumulated balance of costs for Bellefonte Nuclear Plant ("Bellefonte") were removed from this calculation.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the consolidated balance sheets and are amortized primarily over five years.  At September 30, 2014 and 2013, unamortized computer software costs totaled $22 million and $5 million, respectively.  Amortization expense related to capitalized computer software costs was $31 million for each of 2014, 2013, and 2012.  Software costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment or, upon Board approval, reclassified as a regulatory asset.

Decommissioning Costs

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site reclamation.  Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 8 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 12.

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

Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel.  The third-party fuel processors own the conversion and processing facilities and will retain title to all land, property, plant, and equipment used in the BLEU fuel program.  Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $160 million.  TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use.  During 2009, the DOE and TVA agreed that this obligation would be offset by amounts that the DOE expects to owe TVA in the future for certain decommissioning costs that TVA will pay on the DOE’s behalf.  Accordingly, TVA will remit the BLEU fuel savings amounts to the DOE, only after those future decommissioning costs have been offset against TVA’s obligation to the DOE. At September 30, 2014, TVA had paid out approximately $101 million for this program, and the obligation recorded was $16 million.

Investment Funds

Investment funds consist primarily of trust funds designated to fund nuclear decommissioning requirements (see Note 21 — Contingencies — Decommissioning Costs), non-nuclear AROs (see Note 8 — Non-Nuclear Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 20 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), and the Long-Term Deferred Compensation Plan ("LTDCP"). Nuclear decommissioning funds and SERP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity market performance, while asset retirement and LTDCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The nuclear decommissioning funds, asset retirement funds, SERP funds, and LTDCP funds are all classified as trading.

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

TVA has not offered the DEU program since the end of 2004.  Total sales for the program since inception have been approximately $55 million.  TVA accounted for the prepayment proceeds as unearned revenue and reported the obligations to deliver power as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2013 Consolidated Balance Sheet. There were no outstanding DEU liabilities at September 30, 2014.

TVA recognizes revenue as electricity is delivered to LPCs, based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2014, all of TVA’s obligations under the DEU program had expired, and the entire approximately $55 million had been applied against power billings on a cumulative basis during the life of the program, of which less than $1 million was recognized as noncash revenue during 2014.  Approximately $2 million and $5 million were applied against power billings during 2013 and 2012, respectively.

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2014 and 2013 Consolidated Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt-hours delivered to total units of kilowatt-hours under contract.  At September 30, 2014, approximately $1.1 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2014, 2013, and 2012.

Discounts, which are recorded as a reduction to electricity sales, for both programs amounted to $46 million for the year ended September 30, 2014, and $47 million for each of the years ended September 30, 2013, and 2012.

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

TVA sponsors an Owner Controlled Insurance Program which provides workers' compensation and liability insurance for a select group of contractors performing maintenance, modifications, outage, and new construction activities at TVA facilities.

TVA purchases nuclear liability insurance, nuclear property, decommissioning, and decontamination insurance, and nuclear accidental outage insurance.  See Note 21 — Contingencies — Nuclear Insurance.

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

Research and Development Costs

Research and development costs are expensed when incurred.  TVA’s research programs include those related to power delivery technologies, emerging technologies (clean energy, renewables, distributed resources, and energy efficiency), technologies related to generation (fossil fuel, nuclear, and hydroelectric), and environmental technologies.

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

Maintenance Costs

TVA records maintenance costs and repairs related to its property, plant, and equipment in the statements of operations as they are incurred except for the recording of certain regulatory assets for retirement and removal costs.

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

The following accounting standards have been issued, but as of September 30, 2014, were not effective and had not been adopted by TVA.

Revenue Recognition.  In May 2014, FASB issued a new revenue recognition standard that applies to revenue from contracts with customers. The standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard becomes effective for TVA on October 1, 2017, and allows for either a full retrospective or a modified retrospective application.  Early adoption of the standard is not permitted. TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures and the application method to be used.

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

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. The goal is to reduce TVA’s operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. As part of these cost reduction initiatives, an organizational restructuring occurred in 2014, which resulted in approximately 2,000 position reductions achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. Remaining amounts to be paid are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the 2014 restructuring expense is included in Operating and maintenance on the Consolidated Statements of Operations. The table below summarizes the activity related to severance costs:

Severance Cost Liability For the year ended September 30
2014
Severance cost liability at beginning of period	$—
Liabilities incurred during the period	65
Actual costs paid during the period	(20)
Severance cost liability at end of period	$45

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net At September 30
	2014	2013
Power receivables	$1,576	$1,495
Other receivables	101	73
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,676	$1,567

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net At September 30
	2014	2013
Materials and supplies inventory	$616	$620
Fuel inventory	473	494
Emission allowance inventory	13	14
Allowance for inventory obsolescence	(46)	(37)
Inventories, net	$1,056	$1,091

6. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2014			2013
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired	$14,078	$9,065	$5,013	$13,847	$8,429	$5,418
Gas and oil-fired	3,411	1,094	2,317	3,386	1,008	2,378
Nuclear	18,489	9,593	8,896	18,725	9,103	9,622
Transmission	6,519	2,683	3,836	6,300	2,562	3,738
Hydroelectric	2,547	889	1,658	2,392	892	1,500
Other electrical plant	1,550	885	665	1,452	792	660
Subtotal	46,594	24,209	22,385	46,102	22,786	23,316

Multipurpose dams	928	364	564	928	356	572
Other stewardship	42	16	26	43	15	28
Subtotal	970	380	590	971	371	600

Total	$47,564	$24,589	$22,975	$47,073	$23,157	$23,916

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets At September 30
	2014	2013
EnergyRight® receivables	$123	$117
Unamortized debt issue cost of power bonds	68	75
Loans and other long-term receivables, net	87	73
Coal contract derivative assets	—	1
Prepaid capacity payments	58	62
Currency swap assets, net	—	28
Restricted cash	64	—
Other	83	89
Total other long-term assets	$483	$445

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of September 30, 2014 and September 30, 2013, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $33 million. See Note 11 for information regarding the associated financing obligation.

8.  Regulatory Assets and Liabilities

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

Regulatory Assets and Liabilities At September 30
	2014	2013
Current regulatory assets
Unrealized losses on commodity derivatives	$134	$183
Deferred nuclear generating units	237	237
Environmental agreements	54	73
Fuel cost adjustment receivable	9	—
Environmental cleanup costs – Kingston ash spill	47	68
Total current regulatory assets	481	561
Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,297	4,076
Unrealized losses on interest rate derivatives	957	808
Nuclear decommissioning costs	931	893
Environmental cleanup costs - Kingston ash spill	421	681
Non-nuclear decommissioning costs	645	571
Deferred nuclear generating units	1,255	1,438
Unrealized losses on commodity derivatives	72	139
Environmental agreements	108	189
Other non-current regulatory assets	308	336
Total non-current regulatory assets	8,994	9,131
Total regulatory assets	$9,475	$9,692

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$182	$176
Fuel cost adjustment liability	—	29
Unrealized gains on commodity derivatives	2	7
Total current regulatory liabilities	184	212
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	—	1
Total non-current regulatory liabilities	—	1
Total regulatory liabilities	$184	$213

Unrealized Gains (Losses) on Commodity Derivatives.  Unrealized gains (losses) on coal purchase contracts, included as part of unrealized losses on commodity derivatives, relate to the mark-to-market ("MtM") valuation of coal purchase contracts that contain options to purchase additional or lesser quantities.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2018.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's consolidated balance sheets.  See Note 15.

Deferred gains and losses relating to TVA’s Financial Trading Program ("FTP") represent net unrealized gains and losses on swaps, futures, options, and combinations of these instruments and are also included as part of unrealized losses on commodity derivatives.  The program is used to reduce TVA’s economic risk exposure associated with purchases and sales of commodities used in electricity generation, purchases, and sales.  TVA defers all FTP MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity product.  Net unrealized losses at September 30, 2014, and September 30, 2013, were approximately $103 million and $166 million, respectively.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the fuel cost adjustment.  The current regulatory asset/liability for net unrealized gains and losses, included as part of the commodity derivatives, represents deferred gains and losses from contracts with a maturity of less than one year.

Deferred Nuclear Generating Units and Construction Costs.  In July 2005, the TVA Board approved the amortization, and inclusion into rates, of TVA’s $3.9 billion investment in the two deferred nuclear generating units at Bellefonte over a 10-year recovery period beginning in 2006.  In August 2011, the TVA Board approved the completion of Bellefonte Unit 1. Approximately $619 million of the remaining balance in the deferred nuclear generating units regulatory asset at that date did not continue to be amortized into rates, but was to be included in the Bellefonte plant asset balance at completion. This amount had been segregated into a separate non-current regulatory asset account titled Construction costs. TVA is evaluating the completion of Bellefonte Unit 1. In the interim, work at the site has been slowed to better allocate resources on nearer-term priorities as both budget and staffing levels for the project have been reduced in the 2014 budget. TVA believes that the resulting budgeting and staffing levels should be sufficient to preserve Bellefonte for potential future development. TVA plans to utilize its integrated resource planning process to help determine how Bellefonte best supports TVA's overall efforts to continue to meet customer demand with low-cost, reliable power. In November 2013, in accordance with the regulated operations property, plant and equipment accounting guidance, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte as a regulatory asset. Additionally, the TVA Board approved combining (1) the amounts related to Bellefonte previously included in Construction in progress, (2) the $619 million in Regulatory asset-Construction costs, and (3) the remaining amounts included in Regulatory asset-Deferred nuclear generating units into a single regulatory asset titled Deferred nuclear generating units totaling $1.5 billion at September 30, 2014. Such amounts have been classified as a Regulatory asset in the September 30, 2014 Consolidated Balance Sheet. The TVA Board approved the recovery of this asset in future rates at an amount of $237 million per year until fully recovered. The amount to be amortized over the next year is included as a current regulatory asset on TVA's consolidated balance sheets.

Environmental Agreements.  In conjunction with the Environmental Agreements (see Note 21 — Legal Proceedings — Environmental Agreements), TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with preference for projects in the Tennessee River watershed; and $10 million in civil penalties). The TVA Board determined that these costs would be collected in customer rates in the future and, accordingly, the amounts were deferred as a regulatory asset. Through the end of 2014, $138 million has been paid with respect to energy efficiency projects, $50 million has been paid to Alabama, Kentucky, North Carolina, and Tennessee, and $10 million has been paid with respect to civil penalties. The remaining amounts will be charged to expense and recovered in rates over future periods as payments are made.

Environmental Cleanup Costs – Kingston Ash Spill.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs incurred and expected future costs related to the Kingston Fossil Plant ("Kingston") ash spill. The TVA Board approved a plan to amortize these costs over 15 years beginning October 1, 2009. At September 30, 2009, TVA’s remediation cost estimate of $933 million was deferred as a regulatory asset. During 2010, the estimate was revised and increased by $192 million to a total estimate of $1.1 billion. The additional amount will be amortized over the remaining term. As of September 30, 2014, TVA had received insurance proceeds of $267 million, related to insurance claim settlements. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce amounts collected in future rates. Amounts included as a current regulatory asset on TVA's consolidated balance sheets represent the amount to be amortized in the next 12 months. See Note 10.

Fuel Cost Adjustment Receivable.  The fuel cost adjustment provides a mechanism to alter rates monthly to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA’s FTP.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in fuel rates.  Balances in the fuel cost adjustment regulatory accounts represent over-collected or under-collected revenues that offset fuel and purchased power costs and are recovered or refunded in fuel rates.

Deferred Pension Costs and Other Post-retirement Benefit Costs.  TVA measures its benefit obligations related to pension and other post-retirement benefit ("OPEB") costs at each year-end balance sheet date.  TVA recognizes the funded status of the plans on TVA's consolidated balance sheets which in an unregulated environment would result in a corresponding offset to AOCI.  “Incurred cost” is a cost arising from cash paid out or an obligation to pay for an acquired asset or service, and a loss from any cause that has been sustained and for which payment has been or must be made.  In the cases of pension and OPEB costs, the unfunded obligation represents a projected liability to the employee for services rendered, and thus it meets the definition of an incurred cost.  Therefore, amounts that otherwise would be charged to AOCI for these costs are recorded as a regulatory asset since TVA has historically recovered pension and OPEB expense in rates.  Through historical and current year expense included in ratemaking, the TVA Board has demonstrated the ability and intent to include pension and OPEB costs in allowable costs and in rates for ratemaking purposes.  As a result, it is probable that future revenue will result from inclusion of the pension and OPEB regulatory assets in allowable costs for ratemaking purposes.

TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and the funded status as regulatory assets as such amounts are probable of collection in future rates. In 2015, TVA will begin including its cash contributions to the pension plan in the rate-making formula; accordingly, beginning October 1, 2014, TVA will recognize pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.
These regulatory assets are classified as long-term, which is consistent with the pension and post-retirement liabilities, and not amortized to the consolidated statements of operations over a specified recovery period.  They are adjusted either upward or downward each year in conjunction with the adjustments to the unfunded pension liability, as calculated by the actuaries. Ultimately this regulatory asset will be recognized in the consolidated statements of operations in the form of pension expense as the actuarial liability is eliminated in future periods. These costs are included in other non-current regulatory assets. See Note 20 — Obligations and Funded Status.

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

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include:  (1) certain deferred charges related to the future closure and decommissioning of TVA’s non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA’s Asset Retirement Trust ("ART"), and (4) certain other deferred charges under the accounting rules for AROs.  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds already set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART and future earnings thereon.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term, consistent with the ART investments and ARO liability.

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

9.  Variable Interest Entities

A VIE is an entity that either (1) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (2) has equity investors who lack the characteristics of owning a controlling financial interest. The analysis to determine whether an entity is a VIE considers factors such as contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity, the extent of an entity's activities that either involve or are conducted on behalf of an investor with disproportionate voting rights, and the relationship of voting power to the amount of equity invested in an entity. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The determination of the primary beneficiary requires continual reassessment.

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

Southaven

On August 9, 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation, LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Seven States Southaven, LLC ("SSSL"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests of SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes (the “SHLLC notes”) and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each August 15 and February 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes. The sale of the SCCG notes, the membership interests in SCCG, and the SHLLC notes all closed on August 9, 2013. The SCCG notes are secured by TVA’s lease payments, and the SHLLC notes are secured by SHLLC’s investment in, and amounts receivable from, SCCG. TVA’s lease payments to SCCG are payable on the same dates as SCCG’s and SHLLC’s semi-annual debt service payments and are equal to the sum of (i) the amount of SCCG’s semi-annual debt service payments, (ii) the amount of SHLLC’s semi-annual debt service payments, and (iii) the amount of scheduled pre-determined payments to be made to Seven States Southaven, LLC on each lease payment date by SHLLC as agreed in SHLLC’s formation documents (the "Seven States Return"). In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by SCCG and SHLLC. Certain agreements related to this transaction contain default and acceleration provisions.

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

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2014 and 2013, as reflected in the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30
	2014	2013
Current liabilities of VIE
Accrued interest of VIE	$12	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	32	30
Total current liabilities of VIE	46	44
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	37	38
Long-term debt of VIE, net
Long-term debt of VIE	1,279	1,311
Total liabilities of VIE	$1,362	$1,393

Interest expense of $64 million, $50 million and $34 million related to debt of variable interest entities and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the years ended September 30, 2014, 2013, and 2012, respectively.

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

10.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at Kingston failed, and approximately five million cubic yards of water and coal fly ash flowed out of the cell. TVA is continuing cleanup and recovery efforts in conjunction with federal and state agencies.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010, and removal of the remaining ash is considered to be non-time-critical.  In November 2012, the EPA and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program. TVA estimates that the physical cleanup work will be completed in the spring of 2015.  A final assessment, issuance of a completion report, and approval by the State of Tennessee and the EPA are expected to occur by the third quarter of 2015.

Claims and Litigation

See Note 21 — Legal Proceedings — Legal Proceedings Related to the Kingston Ash Spill and — Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

Financial Impact

TVA recorded an estimate of $1.1 billion for the cost of cleanup related to this event.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs already incurred and expected future costs related to the ash spill.  The cost is being charged to expense as it is collected in rates over 15 years, beginning October 1, 2009.

Amounts spent since the event through September 30, 2014, totaled $1.1 billion.  The remaining estimated liability at September 30, 2014, was $21 million and is included in Current liabilities.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $267 million, of which $175 million were received during the year ended September 30, 2014. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce costs collected in future rates.

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 21 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30
	2014	2013
Interest rate swap liabilities	$1,348	$1,199
Environmental Agreements liability	108	190
EnergyRight® financing obligation	152	149
Membership interests of VIE subject to mandatory redemption	37	38
Commodity contract derivative liabilities	17	35
Commodity swap derivative liabilities	14	36
Currency swap liabilities	15	15
Other	271	199
Total other long-term liabilities	$1,962	$1,861

EnergyRight® Purchase Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of September 30, 2014 and September 30, 2013, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $38 million and $37 million, respectively. See Note 7 for information regarding the associated loans receivable.

Membership Interests of VIE Subject to Mandatory Redemption. On August 9, 2013, SCCG issued 100 percent of its membership interests to SHLLC for a total of $40 million. The membership interests in SCCG are mandatorily redeemable pursuant to a schedule of payments that indicates the amount of each payment and the corresponding dates on which each payment is due. The schedule requires SCCG to make semi-annual payments to SHLLC sufficient to provide returns on, as well as returns of, capital until the investment has been repaid in full, including a $4 million balloon payment as part of the final disbursement which is due on August 15, 2033. The return on capital includes the Seven States Return. These payments provide a return on investment to SHLLC of 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. As of September 30, 2014 and September 30, 2013, the carrying amount of the Membership interests of VIE subject to mandatory redemption was $39 million and $40 million, respectively. As of September 30, 2014 and 2013, $2 million of this was current and included in Accounts payable and accrued liabilities.

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

12.  Asset Retirement Obligations

During the year ended September 30, 2014, TVA's total ARO liability decreased $319 million.

To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the license period of the nuclear plant, considering the probability of license extensions, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. Prior to June 30, 2014, TVA based its decommissioning cost estimates on cost elements prescribed by the NRC to dismantle and decommission the radioactive portion of each site with the assumption that decommissioning would occur within the first seven years after plant shut down, which approximates the DECON method of decommissioning. The DECON method requires that radioactive contamination is removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. On June 30, 2014, TVA recorded a change in estimate based on site-specific decommissioning cost studies. Additionally, TVA determined it appropriate to reflect an increase in the probability that certain of its nuclear operating licenses will be extended and that there is a probability that it will be able to delay ultimate decommissioning activities under a SAFSTOR method of decommissioning. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. As such, TVA ascribed probabilities to both the SAFSTOR and DECON methods of decommissioning in order to estimate its decommissioning obligation. Decommissioning cost studies will be updated for each of TVA’s nuclear units at least every five years.
Additionally, both the nuclear and non-nuclear liabilities were increased by periodic accretion. This was partially offset by coal ash area settlement projects that were conducted during the year ended September 30, 2014. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $40 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Asset Retirement Obligation Activity

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2012	$2,208	$1,081	$3,289

Settlements (ash storage areas)	—	(37)	(37)
Change in estimate (ash storage areas)	66	—	66
Accretion (recorded to regulatory asset)	125	45	170

Balance at September 30, 2013	$2,399	$1,089	$3,488

Settlements (ash storage areas)	—	(14)	(14)
Change in estimate as a result of nuclear site-specific studies	(472)	—	(472)
Change in estimate (ash storage areas)	—	(10)	(10)
Accretion (recorded to regulatory asset)	125	52	177

Balance at September 30, 2014	$2,052	$1,117	$3,169	(1)

Note
(1) The current portion of ARO in the amount of $80 million is included in Accounts payable and accrued liabilities.

13.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2014, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

Power bonds and discount notes rank on parity and have first priority of payment out of net power proceeds, which are defined as the remainder of TVA’s gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and tax equivalent payments, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.

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

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2014, TVA was in compliance with the rate test. See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets.

TVA met the bondholder protection test for the five-year period ended September 30, 2010, and must next meet the bondholder protection test for the five-year period ending September 30, 2015.

Secured Debt of VIEs

On August 9, 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also on August 9, 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests was paid to TVA in accordance with the terms of the Southaven head lease. See Note 9 — Southaven. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

On January 17, 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also on January 17, 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity. See Note 9 — John Sevier. TVA used the proceeds from the transaction to meet its requirements under the TVA Act.

Secured debt of VIEs, including current maturities, outstanding at September 30, 2014 and 2013 totaled approximately $1.3 billion.

Short-Term Debt

The weighted average rates applicable to short-term debt outstanding at September 30, 2014, 2013, and 2012, were nominal, 0.04 percent, and 0.09 percent, respectively.  During 2014, 2013, and 2012, the maximum outstanding balances of TVA short-term borrowings held by the public were $2.4 billion, $3.4 billion, and $3.2 billion, respectively.  For these same years, the average amounts (and weighted average interest rates) of TVA short-term borrowings were approximately $1.7 billion (0.05 percent), $1.9 billion (0.08 percent), and $1.1 billion (0.08 percent), respectively.

Put and Call Options

Bond issues of $515 million held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices of 100 percent of the principal amount.  Fifteen Bond issues totaling $375 million, with maturity dates ranging from 2025 to 2043, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  These Bonds are classified as long-term as of September 30, 2014 and 2013.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset six times, from an initial rate of 6.75 percent to the current rate of 3.830 percent.  In connection with these resets, $251 million of the Bonds have been redeemed, so that $324 million of the Bonds were outstanding at September 30, 2014.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset five times, from an initial rate of 6.50 percent to the current rate of 3.955 percent.  In connection with these resets, $255 million of the Bonds have been redeemed, so that $270 million of the Bonds were outstanding at September 30, 2014.

Due to the contingent nature of the put option on the PARRS, TVA determines whether the PARRS should be classified as long-term debt or current maturities of long-term debt by calculating the expected reset rate for the bonds on the calculation dates, described above, which occur in the third quarter of TVA's fiscal year.  If the reset rate is less than the then-current coupon rate on the PARRS, the PARRS are included in current maturities.  Otherwise, the PARRS are included in long-term debt.  At September 30, 2014, TVA has not determined that it is probable that the reset rate will be less than than the current coupon rate on the PARRS on the calculation dates; therefore, the par amount outstanding for each series of PARRS was classified as long-term debt.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2012, to September 30, 2014.

Debt Securities Activity For the years ended September 30
	2014	2013
Issues
Variable interest entities	$—	$360
electronotes®	—	152
2012 Series B(1)	—	1,000
2013 Series A(2)	—	1,000
2014 Series A(3)	1,000	—
Discount on debt issues	(11)	(30)
Total	$989	$2,482

Redemptions/Maturities(4)
Variable interest entities	$30	$13
electronotes®	335	50
1998 Series C	—	1,359
1998 Series D	—	2
1999 Series A	—	1
2003 Series C	—	940
2009 Series A	4	4
2009 Series B	26	2
Total	$395	$2,371

Notes
(1) The 2012 Series B bonds were issued at 97.49 percent of par.
(2) The 2013 Series A bonds were issued at 99.52 percent of par.
(3) The 2014 Series A bonds were issued at 98.94 percent of par.
(4) All redemptions were at 100 percent of par.

Debt Outstanding

Total debt outstanding at September 30, 2014, and 2013, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2014	2013
Short-term debt, net of discounts				$596	$2,432
Current maturities of long-term debt of variable interest entities issued at par				32	30
Current maturities of power bonds issued at par
880591EE8	11/15/2014		2.250%	3	3
880591EF5	12/15/2014		3.770%	26	26
880591DY5	6/15/2015		4.375%	1,000	—
88059TEL1	11/15/2014		2.650%	3	3
Total current maturities of power bonds issued at par				1,032	32
Total current debt outstanding, net				$1,660	$2,494

Long-Term Debt(1) At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Call Date	2014 Par	2013 Par	Stock Exchange Listings
electronotes®(2)	05/15/2020 - 02/15/2043	2.375 - 4.375%		2/15/2015 - 02/15/2018	$387	$723	None
880591DY5	6/15/2015	4.375%			—	1,000	New York, Luxembourg
880591EE8(3)	11/15/2015	2.250%			2	4	None
880591DS8	12/15/2016	4.875%			524	524	New York
880591EA6	7/18/2017	5.500%			1,000	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%			650	650	New York
880591EC2	4/1/2018	4.500%			1,000	1,000	New York, Luxembourg
880591EQ1	10/15/2018	1.750%			1,000	1,000	New York
880591EL2	2/15/2021	3.875%			1,500	1,500	New York
880591DC3	6/7/2021	5.805%	(4)		324	324	New York, Luxembourg
880591EN8	8/15/2022	1.875%			1,000	1,000	New York
880591ER9	9/15/2024	2.875%			1,000	—	New York
880591CJ9	11/1/2025	6.750%			1,350	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300(5)	6/1/2028	3.830%			324	324	New York
880591409(5)	5/1/2029	3.955%			270	270	New York
880591DM1	5/1/2030	7.125%			1,000	1,000	New York, Luxembourg

880591DP4	6/7/2032	6.587%	(4)		406	405	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472	472	New York, Luxembourg
880591EF5(3)	6/15/2034	3.770%			388	414	None
880591DX7	6/15/2035	4.650%			436	436	New York
880591CK6	4/1/2036	5.980%			121	121	New York
880591CS9	4/1/2036	5.880%			1,500	1,500	New York
880591CP5	1/15/2038	6.150%			1,000	1,000	New York
880591ED0	6/15/2038	5.500%			500	500	New York
880591EH1	9/15/2039	5.250%			2,000	2,000	New York
880591EP3	12/15/2042	3.500%			1,000	1,000	New York
880591DU3	6/7/2043	4.962%	(4)		243	243	New York, Luxembourg
880591CF7	7/15/2045	6.235%		7/15/2020	140	140	New York
880591EB4	1/15/2048	4.875%			500	500	New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000	1,000	New York
880591EJ7	9/15/2060	4.625%			1,000	1,000	New York
Subtotal					22,037	22,400
Unamortized discounts, premiums, and other					(89)	(85)
Total long-term outstanding power bonds, net					21,948	22,315
Long-term debt of variable interest entities					1,279	1,311
Total long-term debt, net					$23,227	$23,626

Notes
(1)  Includes net exchange losses from currency transactions of $44 million at September 30, 2014 and $43 million at September 30, 2013.
(2)  Includes one electronotes® issue with partial maturities of principal for each required annual payment.
(3)  These Bonds include partial maturities of principal for each required annual payment.
(4)  The coupon rate represents TVA’s effective interest rate.
(5)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options.

Maturities Due in the Year Ending September 30
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term power bonds and long-term debt of variable interest entities including current maturities(1)	$1,064	$65	$1,590	$1,718	$1,070	$18,829	$24,336
Short-term debt, net of discounts	596	—	—	—	—	—	596
Note
(1) Does not include noncash items of foreign currency exchange loss of $44 million and net discount on sale of Bonds of $89 million.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for fiscal year 2015 with a maturity date of September 30, 2015. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA plans to use the credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $500 million credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At September 30, 2014, and September 30, 2013, there were $1.0 billion and $0.8 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 15 — Other Derivative Instruments — Collateral.

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into a leaseback transaction for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At September 30, 2014, and September 30, 2013, the outstanding leaseback obligations related to CTs and QTE were $691 million and $761 million, respectively.

14.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. For the year-ended September 30, 2014, TVA reclassified $2 million of gains related to its cash flow hedges from AOCI to Interest expense. See Note 15.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7, Note 15 — Overview of Accounting Treatment, Note 16, and Note 20.

15.  Risk Management Activities and Derivative Transactions

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

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2014	2013
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$4	$78

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2014	2013
Currency swaps	$2	$1

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $37 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2014	2013
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.(2)	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	(64)	(11)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(43)	(126)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the years ended 2014 and 2013.
(2) Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps. However, in September 2014 TVA issued long-term Bonds in anticipation of the maturity of other long-term debt, and used the proceeds to pay down discount notes, which caused the balance of discount notes outstanding at September 30, 2014, to fall below the notional amount of the interest rate swaps. There is no impact on the statements of operations due to the use of regulatory accounting for these items.

Mark-to-Market Values of TVA Derivatives At September 30
	2014		2013
Derivatives that Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(15)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	56	Other long-term assets	51	Other long-term assets
£150 million Sterling	8	Other long-term assets	10	Other long-term assets

Derivatives that Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(987)	Other long-term liabilities	(886)	Other long-term liabilities
$476 million notional	(349)	Other long-term liabilities	(300)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(13)	Other long-term liabilities
Commodity contract derivatives	(96)	Other current assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(80)	(141)	Other long-term assets $1; Other current assets $2; Other long-term liabilities $(35); Accounts payable and accrued liabilities $(109)
FTP
Derivatives under FTP(1)	(103)	Other current assets $(69); Other long-term liabilities $(14); Accounts payable and accrued liabilities $(20)	(166)	Other current assets $(97); Other long-term liabilities $(36); Accounts payable and accrued liabilities $(33)

Note
(1)   Fair values of certain derivatives under the FTP that were in net liability positions totaling $69 million and $100 million at September 30, 2014 and September 30, 2013, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2014:

Currency Swaps Outstanding At September 30, 2014
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

For the years ended 2014 and 2013, the changes in market value of the interest rate derivatives resulted in deferred unrealized gains (losses) of $(149) million and $524 million, respectively.  There were no realized gains or losses for the years ended 2014 and 2013.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts. At September 30, 2014, and September 30, 2013, TVA's coal contract derivatives had net market values of $(86) million and $(140) million, respectively, which TVA deferred as regulatory assets or liabilities on a gross basis.  At September 30, 2014, TVA's coal contract derivatives had terms of up to three years.

The total market value of natural gas derivative contracts was $(10) million at September 30, 2014, and $(1) million at September 30, 2013. At September 30, 2014, natural gas derivative contracts had terms of up to two years.

Commodity Contract Derivatives At September 30
	2014			2013
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	24	31 million tons	$(86)	19	43 million tons	$(140)
Natural gas contract derivatives	46	62 million mmBtu	$(10)	13	39 million mmBtu	$(1)

Derivatives Under FTP. While TVA is currently evaluating the use of financial instruments for price hedging, certain natural gas futures and swaps remain as part of the suspended FTP. TVA has a FTP under which it may purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At September 30, 2014 and 2013, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At September 30, 2014 and 2013, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at September 30, 2014, and swap contracts under the FTP had remaining terms of three years or less.

Derivatives under Financial Trading Program At September 30
	2014		2013
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Futures contracts	—	$—	—	$—
Swap contracts	102,227,500	(103)	152,922,500	(169)
Option contracts	—	—	—	—
Natural gas financial positions	102,227,500	$(103)	152,922,500	$(169)

Fuel oil/crude oil (in barrels)
Futures contracts	—	$—	—	$—
Swap contracts	—	—	1,205,000	3
Option contracts	—	—	—	—
Fuel oil/crude oil financial positions	—	$—	1,205,000	$3

Note
Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the broker or other counterparty.  Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records realized gains or losses to match the delivery period of the derivative contract. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(5) million at September 30, 2014, and $(8) million at September 30, 2013. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses) At September 30

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	2014	2013

Natural gas	$(103)	$(169)
Fuel oil/crude oil	—	3
Coal	—	—

Financial Trading Program Realized Gains (Losses) For the years ended September 30

Decrease (increase) in fuel expense	2014	2013

Natural gas	$(34)	$(78)
Fuel oil/crude oil	2	4
Coal	—	(1)

Financial Trading Program Realized Gains (Losses) For the years ended September 30

Decrease (increase) in purchased power expense	2014	2013

Natural gas	$(11)	$(51)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of September 30, 2014, and September 30, 2013, are shown in the table below.

	As of September 30, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$64	$(64)	$—
Commodity derivatives under FTP	51	(51)	—
Total derivatives subject to master netting or similar arrangement	115	(115)	—
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$116	$(115)	$1

Liabilities
Currency swap (3)	$(15)	$—	$(15)
Interest rate swaps (3)	(1,348)	—	(1,348)
Commodity derivatives under FTP	(154)	120	(34)
Total derivatives subject to master netting or similar arrangement	(1,517)	120	(1,397)
Total derivatives not subject to master netting or similar arrangement	(97)	—	(97)

Total	$(1,614)	$120	$(1,494)

	As of September 30, 2013
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$61	$(33)	$28
Commodity derivatives under FTP	101	(98)	3
Total derivatives subject to master netting or similar arrangement	162	(131)	31
Total derivatives not subject to master netting or similar arrangement	3	—	3

Total	$165	$(131)	$34

Liabilities
Currency swap (3)	$(15)	$—	$(15)
Interest rate swaps (3)	(1,199)	—	(1,199)
Commodity derivatives under FTP	(267)	198	(69)
Total derivatives subject to master netting or similar arrangement	(1,481)	198	(1,283)
Total derivatives not subject to master netting or similar arrangement	(144)	—	(144)

Total	$(1,625)	$198	$(1,427)
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
(3) Letters of credit of approximately $1.0 billion and $800 million were posted as collateral at September 30, 2014 and September 30, 2013, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, and LTDCP.  All securities in the trusts are classified as trading.  See Note 16 — Investments Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At September 30, 2014, and September 30, 2013, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FTP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2014, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.4 billion.  TVA's collateral obligations at September 30, 2014, under these arrangements, was $900 million, for which TVA had posted $1.0 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from directly served industries and federal agencies, and from exchange power arrangements with a small number of investor-owned regional utilities, related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three customers that represented 27 percent of total outstanding accounts receivable at September 30, 2014 and 2013.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At September 30, 2014, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa2 or higher.  At September 30, 2014, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa1 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two active futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. See notes to the Mark-to-Market Values of TVA Derivatives table.

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2014.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant.  TVA has determined that the supplier has the equivalent of a non-investment grade credit rating.

16.  Fair Value Measurements

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP and LTDCP assets, all changes in fair value of these assets and liabilities have been reflected in regulatory assets, regulatory liabilities, or accumulated other comprehensive income (loss) on TVA's consolidated balance sheets, and consolidated statements of comprehensive income (loss). Except for gains and losses on SERP and LTDCP assets, there has been no impact to TVA's consolidated statements of operations or its consolidated statements of cash flows related to these fair value measurements.

Investments Funds

At September 30, 2014, Investment funds were composed of $2.0 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds for the costs related to the future closure and retirement of TVA's long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service ("IRS") rules applicable to the qualified defined benefit pension plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. The NDT and SERP are invested in securities generally designed to achieve a return in line with overall equity market performance, and the ART and LTDCP are invested in securities generally designed to achieve a return in line with overall debt and equity market performance.

The NDT, ART, SERP, and LTDCP are composed of multiple types of investments and are managed by external institutional managers. Most U.S. and international equities, Treasury Inflation-Protected Securities, real estate investment trust securities, cash securities, and certain derivative instruments are measured based on quoted exchange prices in active markets and are classified as Level 1 valuations. Fixed-income investments, high-yield fixed-income investments, currencies, and most derivative instruments are non-exchange traded and are classified as Level 2 valuations. These measurements are based on market and income approaches with observable market inputs.

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $113 million at September 30, 2014.  These investments have no redemption or limited redemption options and may also impose restrictions on the NDT’s ability to liquidate its investments.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, SERP, and LTDCP consist of either a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Level 1 or Level 2 valuations.

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

	Unrealized Investment Gains (Losses) At September 30
	Financial Statement Presentation	2014	2013

SERP	Other income (expense)	$1	$2
LTDCP	Other income (expense)	—	—
NDT	Regulatory asset	35	48
ART	Regulatory asset	15	33

Currency and Interest Rate Derivatives

See Note 15 — Cash Flow Hedging Strategy for Currency Swaps and Derivatives Not Receiving Hedge Accounting Treatment for a discussion of the nature, purpose, and contingent features of TVA's currency and interest rate swaps. These swaps are classified as Level 2 valuations and are valued based on income approaches using observable market inputs for similar instruments.

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

See Note 15 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA's FTP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both for TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2013) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2014.

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014, and September 30, 2013. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$162	$—	$—	$162
Debt securities
U.S. government corporations and agencies	46	39	—	85
Corporate debt securities	—	290	—	290
Residential mortgage-backed securities	—	14	—	14
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	29	—	29
Private partnerships	—	—	214	214
Commingled funds(2)				—
Equity security commingled funds	40	903	—	943
Debt security commingled funds	61	176	—	237
Total investments	309	1,458	214	1,981
Currency swaps(1)	—	—	—	—
Commodity contract derivatives	—	—	1	1
Commodity derivatives under FTP(1)
Swap contracts	—	—	—	—
Total commodity derivatives under FTP	—	—	—	—

Total	$309	$1,458	$215	$1,982

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps(1)	$—	$15	$—	$15
Interest rate swaps	—	1,348	—	1,348
Commodity contract derivatives	—	—	97	97
Commodity derivatives under FTP(1)
Swap contracts	—	34	—	34
Total commodity derivatives under FTP	—	34	—	34

Total	$—	$1,397	$97	$1,494

Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 15 — Offsetting of Derivative Assets and Liabilities.
(2) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.

Fair Value Measurements At September 30, 2013
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$151	$—	$—	$151
Debt securities
U.S. government corporations and agencies	38	67	—	105
Corporate debt securities	—	255	—	255
Residential mortgage-backed securities	—	25	—	25
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	10	—	10
Private partnerships	—	—	159	159
Commingled funds(2)				—
Equity security commingled funds	—	741	—	741
Debt security commingled funds	—	248	—	248
Total investments	189	1,353	159	1,701
Currency swaps(1)	—	28	—	28
Commodity contract derivatives	—	—	3	3
Commodity derivatives under FTP(1)
Swap contracts	—	3	—	3
Total commodity derivatives under FTP	—	3	—	3

Total	$189	$1,384	$162	$1,735

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps(1)	$—	$15	$—	$15
Interest rate swaps	—	1,199	—	1,199
Commodity contract derivatives	—	1	143	144
Commodity derivatives under FTP(1)
Swap contracts	—	69	—	69
Total commodity derivatives under FTP	—	69	—	69

Total	$—	$1,284	$143	$1,427
Notes
(1)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 15 — Offsetting of Derivative Assets and Liabilities.
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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Private Partnerships	Commodity Contract Derivatives
Balance at October 1, 2012	$53	$(267)
Purchases	101	—
Issuances	—	—
Sales	(4)	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	9	127
Balance at September 30, 2013	159	(140)

Purchases	39	—
Issuances	—	—
Sales	(9)	—
Settlements	—	33
Net unrealized gains (losses) deferred as regulatory assets and liabilities	25	11
Balance at September 30, 2014	$214	$(96)

There were $57 million of realized losses related to the instruments measured at fair value using significant unobservable inputs during the year ended September 30, 2014. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 8.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2014	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$1	Discounted cash flow	Credit risk	2 - 5%	(1)

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$11.24 - $67.07/ton
Liabilities
Commodity contract derivatives	$97	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$11.24 - $67.07/ton
Note
(1) Applies to two contracts.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2013	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$3	Discounted cash flow	Credit risk	21%	(1)

		Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$10.25 - $85.25/ton
Liabilities
Commodity contract derivatives	$143	Pricing model	Coal supply and demand	0.9 - 1.0 billion tons/year
			Long-term market prices	$10.25 - $85.25/ton
Note
(1) Applies to only one contract.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair market value of the financial instruments held at September 30, 2014, and September 30, 2013, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2014, and September 30, 2013, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value At September 30
		2014		2013
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$156	$166	$150	$150

Loans and other long-term receivables, net (including current portion)	Level 2	$92	$81	$73	$67

EnergyRight® purchase obligation (including current portion)	Level 2	$190	$215	$186	$222

Unfunded loan commitments	Level 2	$—	$18	$—	$13

Membership interests of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$39	$50	$40	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,980	$26,889	$22,347	$24,603

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,311	$1,425	$1,341	$1,386

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

17. Proprietary Capital

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

The 1959 amendment to the TVA Act also required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Program Appropriation Investment until an additional $1.0 billion of the Power Program Appropriation Investment has been repaid.  TVA paid $10 million for 2014 and $20 million for 2013 as a repayment of the Power Program Appropriation Investment. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining $258 million of the Power Program Appropriation Investment.

The table below summarizes TVA's activities related to appropriated funds.

Summary of Proprietary Capital Activity At or for the years ended September 30
	2014		2013
Appropriation Investment	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Balance at beginning of year	$268	$4,351	$288	$4,351
Return of power program appropriation investment	(10)	—	(20)	—
Balance at end of year	258	4,351	268	4,351
Retained Earnings
Balance at beginning of year	4,767	(3,742)	4,492	(3,731)
Net income (expense) for year	477	(8)	282	(11)
Return on power program appropriation investment	(4)	—	(7)	—
Balance at end of year	5,240	(3,750)	4,767	(3,742)
Net proprietary capital at September 30	$5,498	$601	$5,035	$609

Payments to the U.S. Treasury

TVA paid the U.S. Treasury $4 million in 2014, $7 million in 2013, and $7 million in 2012 as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 1.97 percent, 2.10 percent, and 2.33 percent for 2014, 2013, and 2012, respectively.

Accumulated Other Comprehensive Income (Loss)

The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments.  See Note 15.

TVA records exchange rate gains and losses on debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income.  TVA had unrealized gains of $4 million and $78 million in 2014 and 2013, respectively, on the mark-to-market of currency swaps. TVA then reclassifies an amount out of accumulated other comprehensive income into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income into net income resulted in increases to net income of $2 million, $1 million, and $35 million in 2014, 2013, and 2012, respectively.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, did not have an impact on net income in 2014, 2013, and 2012.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $37 million of losses from accumulated other comprehensive income to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

18.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30

	2014	2013	2012
Interest income	$23	$23	$21
External services	19	18	7
Gains (losses) on investments	6	4	5
Miscellaneous	1	(1)	—
Total other income (expense), net	$49	$44	$33

19. Supplemental Cash Flow Information

Interest paid was $1.3 billion, $1.3 billion, and $1.4 billion in 2014, 2013, and 2012, respectively. These amounts differ from interest expense due to the timing of payments and interest capitalized of $175 million in 2014, $168 million in 2013, and $171 million in 2012 as a part of major capital expenditures.

Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2014, 2013, and 2012 were $391 million, $270 million, and $204 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ended 2014, 2013, and 2012 as non-cash investing activities.  In November 2013, in accordance with the regulated operations property, plant and equipment accounting guidance, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte as a regulatory asset. Bellefonte amounts included in Construction expenditures for 2013 and 2012 were $162 million and $212 million, respectively.

TVA had non-cash activity related to financing activities on the 2014, 2013, and 2012 Consolidated Statements of Cash Flows related to capital leases of $70 million, $20 million, and $6 million, respectively.

Cash flows from futures contracts, forward contracts, option contracts, and swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

20.  Benefit Plans

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

Overview of Plans and Benefits

Retirement Plans.  TVA sponsors a qualified defined benefit pension plan and a qualified defined contribution 401(k) plan for most of its full-time annual employees hired prior to July 1, 2014, that provides two benefit structures: the Original Benefit Structure and the Cash Balance Benefit Structure. Eligible employees initially hired on or after January 1, 1996, must participate in the Cash Balance Benefit Structure. On April 11, 2014, the Tennessee Valley Authority Retirement System ("TVARS") Board approved amendments to the qualified defined benefit plan effective June 30, 2014. These amendments closed the defined benefit plan to new employees and certain rehires hired on or after July 1, 2014. These employees will be eligible for a retirement benefit as participants in the Employer Automatic Benefit Structure and will be eligible for a defined contribution benefit in the 401(k) plan only. A summary of the benefits provided by each structure is as follows:

•
Original Benefit Structure.  The pension benefit for a member participating in the Original Benefit Structure is based on the member’s creditable service, the member’s average monthly salary for the highest three consecutive years of eligible compensation, and a pension factor based on the member’s age and years of service, less a Social Security offset. In addition, TVA makes matching contributions of 25 cents on the dollar (up to 1.5 percent of eligible compensation) to the 401(k) plan for members participating in the Original Benefit Structure.

•
Cash Balance Benefit Structure.  The pension benefit for a member participating in the Cash Balance Benefit Structure is based on credits accumulated in the member’s account and the member’s age.  A member’s account receives pay credits equal to six percent of his or her eligible compensation.  The account also receives interest credits at a rate set at the beginning of each calendar year equal to the change in the Consumer Price Index for All Urban Consumers ("CPI-U") plus three percent, with the provision that the rate may not be less than six percent or more than ten percent.  The interest crediting rate was six percent for calendar years 2014 and 2013. In addition, TVA makes matching contributions of 75 cents on the dollar (up to 4.5 percent of eligible compensation) to the 401(k) plan for members participating in the Cash Balance Benefit Structure.

•
Employer Automatic Benefit Structure. Members participating in the Employer Automatic Benefit Structure receive an automatic, non-elective contribution by TVA to the 401(k) plan equal to 4.5 percent of eligible compensation and matching contributions by TVA to the 401(k) plan of 75 cents on the dollar (up to 4.5 percent of eligible compensation).

There are two investment funds within the defined benefit pension plan: the Fixed Benefit Fund and the Variable Fund.  TVA's plan contributions are deposited in the Fixed Benefit Fund.  Eligible employees in the Original Benefit Structure and Cash Balance Benefit Structure are allowed to make voluntary contributions to either the Variable Fund, the Fixed Fund within the Fixed Benefit Fund, or both.  Employee contributions are limited to $10,000 per year per eligible employee. The pension plan pays interest at the lesser of six percent or the actuarial assumed rate of return less 0.5 percent to employees in the Fixed Fund.  Employee contributions in the Fixed Fund were credited an annual rate of interest of six percent during 2014 and 2013, resulting in credit amounts of $33 million and $36 million, respectively.  Employee contributions to the Variable Fund are invested in an S&P 500 Stock Index Fund.

The defined benefit pension plan and the defined contribution 401(k) plan are administered by a separate legal entity, TVARS, which is governed by its own board of directors (the "TVARS Board").  Upon notification by the TVARS Board of the minimum required and recommended contributions, TVA determines the level of contribution to make to TVARS to fund the defined benefit pension plan for the upcoming fiscal year.

In 2009, changes were made to the cost of living adjustment ("COLA") provisions of the defined benefit pension plan. The eligibility for the COLA became age 60 for employees who retire on or after January 1, 2010. In addition, the COLA was subject to caps for calendar years 2010 to 2013. As a result, the COLA for eligible retirees for the four years beginning January 1, 2010 were as follows:

•For CY 2010, the COLA was zero.
•For CY 2011, the COLA was 1.15 percent.
•For CY 2012, the COLA was zero.
•For CY 2013, the COLA was 2.3 percent.

In CY 2014, the COLA benefit of CPI-U, capped at 5.0 percent, was restored and was 1.53 percent.

Members of both the Original Benefit Structure and the Cash Balance Benefit Structure can also become eligible for a supplemental pension benefit based on age and years of service at retirement, which is designed to help offset the cost of retiree medical insurance.

401(k) Plan Contributions. TVA made non-elective and matching contributions of approximately $35 million to the plan during 2014, $34 million during 2013, and $34 million during 2012.

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

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and the funded status as regulatory assets as such amounts are probable of collection in future rates. In 2015, TVA began including its cash contributions to the pension plan in the rate-making formula; accordingly, on October 1, 2014, TVA began recognizing pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2014 and 2013, were as follows:

Obligations and Funded Status For the years ended September 30
	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$11,471	$11,995	$656	$811
Service cost	130	154	18	24
Interest cost	558	468	32	31
Plan participants’ contributions	28	29	—	—
Collections(1)	—	—	93	79
Amendments	2	4	—	—
Actuarial loss (gain)	722	(549)	(21)	(163)
Net transfers from variable fund/401(k) plan	13	4	—	—
Expenses paid	(6)	(6)	—	—
Benefits paid	(653)	(628)	(126)	(126)
Benefit obligation at end of year	12,265	11,471	652	656

Change in plan assets
Fair value of net plan assets at beginning of year	7,221	7,029	—	—
Actual return on plan assets	648	787	—	—
Plan participants’ contributions	28	29	—	—
Collections(1)	—	—	93	79
Net transfers from variable fund/401(k) plan	13	4	—	—
Employer contributions(2)	256	6	33	47
Expenses paid	(6)	(6)	—	—
Benefits paid	(653)	(628)	(126)	(126)
Fair value of net plan assets at end of year	7,507	7,221	—	—

Funded status	$(4,758)	$(4,250)	$(652)	$(656)
Notes
(1) Collections include retiree contributions as well as federal reinsurance payments and provider discounts and rebates.
(2) Other Post-Retirement Benefits Employer contributions are reduced by federal reinsurance payments and provider discounts and rebates.

The pension actuarial loss above for 2014 primarily reflects the impact of the decrease in the discount rate from 5.00 percent to 4.45 percent, which increased the liability by approximately $729 million. Additional losses were due to demographic experience from the impact of TVA’s organizational restructuring in 2014. This increased the projected benefit obligation by $36 million. These losses were partially offset by the $88 million gain from the change in the retirement rates assumptions based on a five-year experience study.

The pension actuarial gain above for 2013 primarily reflects the impact of the increase in the discount rate from 4.00 percent to 5.00 percent, which decreased the liability by approximately $1.4 billion.  The actuarial gain was partially offset by the impact of including certain retiree benefits in the pension obligation which were not considered in prior periods, which increased the 2013 liability by $705 million.

The $21 million other post-retirement actuarial gain for 2014 was primarily due to demographic experience related to updated per capita claims costs and retiree contributions, which decreased the liability by $64 million. The change in the retirement rates assumptions provided an additional gain of $16 million. These gains were partially offset by the decrease in the discount rate from 5.05 percent to 4.50 percent and the reduction in force impact, which increased the obligation by $43 million and $17 million, respectively.

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

Amounts related to these benefit plans recognized on TVA's consolidated balance sheets consist of regulatory assets that have not been recognized as components of net periodic benefit cost at September 30, 2014 and 2013, and the funded status of TVA’s benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Regulatory assets	$4,157	$3,910	$140	$166
Accounts payable and accrued liabilities	(5)	(5)	(38)	(39)
Pension and post-retirement benefit obligations(1)	(4,753)	(4,245)	(614)	(617)
Note
(1) Table above excludes $472 million and $486 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively.

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consisted of:

Post-retirement Benefit Costs Deferred as Regulatory Assets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Unrecognized prior service cost (credit)	$(180)	$(203)	$(39)	$(45)
Unrecognized net loss	4,337	4,113	179	211
Total regulatory assets	$4,157	$3,910	$140	$166

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan at September 30, 2014, and 2013, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2014	2013
Projected benefit obligation	$12,265	$11,471
Accumulated benefit obligation	12,039	11,216
Fair value of net plan assets	7,507	7,221

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2014, and 2013, were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30

	Pension Benefits			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$130	$154	$139	$18	$24	$19
Interest cost	558	468	490	32	31	35
Expected return on plan assets	(435)	(428)	(437)	—	—	—
Amortization of prior service credit	(21)	(22)	(23)	(6)	(6)	(6)
Recognized net actuarial loss	285	377	361	11	25	29
Total net periodic benefit cost recognized	$517	$549	$530	$55	$74	$77

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2015 At September 30, 2014
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service cost (credit)	$(21)	$(6)	$(27)
Net actuarial loss	277	8	285

Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Assumptions utilized to determine benefit obligations at September 30
Discount rate	4.45%	5.00%	4.50%	5.05%
Rate of compensation increase	5.70%	5.72%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	7.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019

Assumptions utilized to determine net periodic benefit cost for the years ended September 30
Discount rate	5.00%	4.00%	5.05%	4.00%
Expected return on plan assets	7.25%	7.25%	N/A	N/A
Rate of compensation increase	5.72%	4.44%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.00%	8.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019

Discount Rate.  In selecting the assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa-rated quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. Based on recent market trends, TVA decreased its discount rate used to determine the pension benefit obligation and other post-retirement benefit obligation. At September 30, 2014, the discount rates used to determine the pension and other post-retirement benefit obligations for 2014 were 4.45 percent and 4.50 percent, respectively. At September 30, 2013, the discount rates used to determine the pension and other post-retirement benefit obligations were 5.00 percent and 5.05 percent, respectively. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit costs for the following year.

Rate of Return.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining its expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors. Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return. The current asset allocation policy approved by the TVARS Board diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be dynamic in nature and responsive to change in the funded status of TVARS. Changes in the expected return rates are based on annual studies performed by third party professional investment consultants. Based upon the results from the 2014 annual study, TVA adjusted the assumption from 7.25 percent that was used to measure the 2014, 2013, and 2012 net periodic pension benefit cost, to a 7.00 percent expected rate of return that will be used to measure the 2015 net periodic benefit pension cost.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual company experience study performed during the most recent five years for plan participants.  TVA obtained an updated study in 2013 and determined that future compensation would likely increase at rates between 3.50 percent and 13.00 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increase used to determine benefit obligations for 2014 and 2013 was 5.70 percent and 5.72 percent, respectively. The average assumed compensation increase to determine net periodic pension benefit costs for 2014, 2013, and 2012 were 5.72 percent, 4.44 percent, and 4.43 percent, respectively.

Mortality.  Mortality assumptions are based on the results obtained from a recent actual company experience study performed, which included retirees as well as other plan participants. TVA obtained an updated study in 2013, which indicated an improvement in TVA's mortality experience. Accordingly, TVA adjusted the projection period for the RP-2000 Mortality Tables for males and females projected to 2022 using scale AA at September 30, 2013. Additional experience per the actuarial review in 2014 indicated that actual experience remains in line with the assumption adopted in 2013. Therefore, TVA maintained this assumption for 2014. At September 30, 2012, the projection period for the RP- 2000 Mortality Tables for males and females was projected to 2013 using scale AA.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. The assumed health care trend rates used to determine post-retirement benefit obligations for 2014 and 2013 were 7.50 percent and 8.00 percent, respectively. The 2014 health care cost trend rate of 7.50 percent used to determine post-retirement benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the years beginning October 1, 2019, and beyond. The assumed health care cost trend rates used to determine the net periodic post-retirement cost were 8.00 percent for 2014, 8.50 percent for 2013, and 8.00 percent for 2012. TVA plans to use 7.50 percent in the determination of 2015 net periodic post-retirement cost. TVA had increased the rate from 2012 to 2013 based upon exhibited annual increases in costs per covered life due primarily to changes in inflation, utilization, and healthcare regulations. Costs in 2014 have decreased in line with the actuarial expectations as a result of plan changes and prescription drug coverage.

Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase. Eligible retirees may receive a COLA on the base pension portion of the monthly pension benefit in January following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year. The minimum COLA is one percent and the maximum is five percent. The COLA was temporarily reduced for a four-year period beginning January 1, 2010, for current retirees, and the eligibility for the COLA was changed to age 60 from attained age 55 for employees retiring on or after January 1, 2010. The COLA assumption was 2.50 percent from 2009 to 2012; however, in 2013, TVA adjusted the COLA assumption due to the Federal Reserve System’s long-term monetary policy and the market-based expectations that inflation will remain below two percent into 2015. TVA adjusted the COLA assumption at September 30, 2013, to 1.6 percent with an assumed gradual increase each successive year until it reaches 2.50 percent in 2020. At September 30, 2014, the COLA is assumed to increase to 2.0 percent with an assumed gradual increase each successive year until it reaches 2.50 percent in 2020.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2014
Actuarial Assumption	Change in Assumption	Impact on 2014 Pension Cost	Impact on 2014 Projected Benefit Obligation

Discount rate	(0.25)	$18	$369
Rate of return on plan assets	(0.25)	15	N/A

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2014
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$7	$(7)
Effect on end-of-year accumulated post-retirement benefit obligation	89	(93)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan (the "Plan"), which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets. TVARS has a long-term investment plan which contains a dynamic de-risking strategy that allocates investments to assets that better match the liability, such as long duration fixed income securities, over time as funding status targets are met. The investment asset allocation policy approved by the TVARS Board has targets of 47 percent equity including U.S., non-U.S., private, and low volatility global public equity investments, 28 percent fixed income securities, 15 percent public real assets including Treasury Inflation-Protected Securities ("TIPS"), commodities, and Master Limited Partnerships ("MLPs"), and 10 percent private real assets. The qualified pension plan assets are invested across global public equity, private equity, cash, core fixed income, long-term core fixed income, investment grade credit, high yield fixed income, emerging markets fixed income, global TIPS, commodities, MLPs, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. At September 30, 2014 and 2013, the asset holdings of the system included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2014	2013
Global equity	32%	43%	48%
Private equity	10%	5%	6%
Low volatility global public equity	5%	1%	—%
Cash	2%	2%	2%
Core fixed income	5%	5%	5%
Long-term core fixed income	5%	5%	4%
Investment grade credit	6%	6%	6%
International emerging markets fixed income	5%	5%	—%
High yield fixed income	5%	6%	10%
Global TIPS	5%	5%	7%
Private real assets	10%	7%	7%
Commodities	5%	4%	—%
MLPs	5%	6%	5%

Total	100%	100%	100%

Fair Value Measurements

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2014:

TVA Retirement System At September 30, 2014
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,669	$1,668	$—	$1

Preferred securities	37	5	32	—

Debt securities
Corporate debt securities	1,326	—	1,304	22
Residential mortgage-backed securities	204	—	201	3
Debt securities issued by U.S. Treasury and other U.S. government agencies	93	93	—	—
Debt securities issued by foreign governments	225	—	218	7
Asset-backed securities	176	—	147	29
Debt securities issued by state/local governments	30	—	29	1
Commercial mortgage-backed securities	23	—	20	3

Commingled Funds
Equity	1,106	—	1,106	—
Debt	661	—	661	—
Commodity	332	—	332	—
Blended	228	—	228	—
Institutional mutual funds	28	28	—	—
Cash equivalents and other short-term investments	464	—	464	—
Certificates of deposit	19	—	19	—
Private equity funds	481	—	—	481
Private real estate funds	435	—	334	101
Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	35	10	25	—
Securities lending commingled funds	2	—	2	—

Derivatives
Purchased options	18	—	18	—
Foreign currency forward receivable	8	—	8	—

Total Assets	$7,600	$1,804	$5,148	$648
Liabilities
Derivatives
Futures	11	$11	$—	$—
Foreign currency forward payable	8	—	8	—
Written option obligations	7	—	7	—

Total Liabilities	$26	$11	$15	$—

Notes
(1) Excludes approximately $65 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $2 million payable for collateral on loaned securities in connection with TVARS’s participation in securities lending programs.

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2013:

TVA Retirement System At September 30, 2013
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,689	$1,686	$—	$3

Preferred securities	22	17	—	5

Debt securities
Corporate debt securities	1,352	—	1,334	18
Residential mortgage-backed securities	355	—	352	3
Debt securities issued by U.S. Treasury and other U.S. government agencies	113	113	—	—
Debt securities issued by foreign governments	31	—	30	1
Asset-backed securities	120	—	110	10
Debt securities issued by state/local governments	36	—	36	—
Commercial mortgage-backed securities	21	—	18	3

Commingled Funds
Equity	1,182	—	1,182	—
Debt	786	—	786	—
Blended	263	—	263	—
Institutional mutual funds	26	26	—	—
Cash equivalents and other short-term investments	395	1	394	—
Private equity funds	528	—	—	528
Private real estate funds	382	—	297	85
Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	39	8	31	—
Securities lending commingled funds	3	—	3	—

Derivatives
Foreign currency forward receivable	6	—	6	—
Purchased options	6	—	6	—
Credit default swaps	4	—	4	—
Written option obligations	4	4	—	—

Total Assets	$7,363	$1,855	$4,852	$656
Liabilities
Derivatives
Foreign currency forward payable	$6	$—	$6	$—
Credit default swaps	1	—	1	—
Written option obligations	1	—	1	—

Total Liabilities	$8	$—	$8	$—

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

Fair Value Measurements Using Significant Unobservable Inputs
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at October 1, 2012	$633
Net realized/unrealized gains (losses)	45
Purchases, sales, issuances, and settlements (net)	(21)
Transfers in and/or out of Level 3	(1)

Balance at September 30, 2013	656
Net realized/unrealized gains (losses)	50
Purchases, sales, issuances, and settlements (net)	(53)
Transfers in and/or out of Level 3	(5)

Balance at September 30, 2014	$648

The following descriptions of the valuation methods and assumptions used by the Plan to estimate the fair value of investments apply to investments held directly by the Plan. Third-party pricing vendors provide valuations for investments held by the Plan in most instances, except for commingled, private equity, and private real estate funds which are priced at net asset values established by the investment managers with possible adjustment by management to reflect estimated current fair value. In instances where pricing is determined to be based on unobservable inputs, or where liquidity restrictions exist in the case of funds valued at net asset value, a Level 3 classification has been assigned.

Equities and Preferred Securities. Investment securities, including common stock, mutual funds, and preferred securities listed on either a national or foreign securities exchange or traded in the over-the-counter National Market System, are generally valued each business day at the official closing price (typically the last reported sale price) on the exchange on which the security is primarily traded. If there are no current day sales, the securities are valued at their last quoted bid price. Equities and preferred securities priced by an exchange in an active market are classified as Level 1. Preferred securities classified as Level 2 may have been priced by dealer quote or using assumptions based on observable market data, such as yields on bonds from the same issuer or industry.

Corporate Debt Securities. Most corporate bonds are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Residential Mortgage-Backed Securities. Residential mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and U.S. pass-through security pools related to government-sponsored enterprises ("GSE"). CMO pricing is typically based on either a volatility-driven, multidimensional, single-cash-flow stream model or an option-adjusted spread model. These models incorporate available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Pricing for GSE securities, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association, is typically based on quotes from the To Be Announced ("TBA") market, which is highly liquid with multiple electronic platforms that facilitate the execution of trading between investors and broker/dealers. Prices from the TBA market are then compared against other live data feeds as well as input obtained directly from the dealer community. Most residential mortgage-backed securities are considered to be priced using Level 2 inputs because of the nature of their market-data-based pricing models.

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

Debt Securities Issued by Foreign Governments. These include foreign government bonds and foreign government inflation-linked securities. They are typically priced based on proprietary discounted cash flow models, incorporating option-

adjusted spread features as appropriate. Most debt securities issued by foreign governments are classified as Level 2 because of the nature of their market-data-based pricing models.

Asset-Backed Securities. Asset-backed securities are typically priced based on a single cash-flow stream model, which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, most asset-backed securities are classified as Level 2.

Debt Securities Issued by State and Local Governments. Most debt securities issued by state and local governments are priced using market-data-based pricing models, and are therefore classified as Level 2. These pricing models incorporate market data such as quotes, trading levels, spread relationships, and yield curves, as applicable.

Commercial Mortgage-Backed Securities. Commercial mortgage-backed securities are typically priced based on a single-cash-flow stream model, which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, most commercial mortgage-backed securities are classified as Level 2.

Commingled Funds. The Plan invests in commingled funds, which include collective trusts, unit investment trusts, and similar investment funds that predominantly hold debt and/or equity securities as underlying assets. The Plan’s ownership consists of a pro rata share and not a direct ownership of an underlying investment. These commingled funds are valued at their closing net asset values (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchases and sale transactions occurring as of or close to the financial statement date (Level 2 inputs). These net asset values may be adjusted by management if it is determined that they do not reflect a current estimate of fair value.

The Plan is invested in equity commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The equity index funds seek to track the performance of a particular index by replicating its capitalization and characteristics. Passive fund benchmark indices include the Russell 1000 index, the S&P 500 index, and the Morgan Stanley Capital International All Country World Index ex-U.S. The actively managed equity funds seek to outperform certain equity benchmarks through a combination of fundamental and technical analysis. Active funds select portfolio positions based upon their research.

The Plan is invested in actively managed debt commingled funds which seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. The objective is to achieve a positive relative total return through active credit selection.

The Plan is invested in commingled funds, which invest across multiple asset classes that can be categorized as blended. These funds seek to outperform a passive benchmark through active security selection. The funds invest in securities across equity, fixed income, currency, and commodities. The portfolios employ fundamental, quantitative, and technical analysis.

The Plan is invested in commodity commingled funds, which can be categorized as actively managed funds. The funds seek to outperform certain commodity benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of commodity securities and derivatives of varying maturities. The objective is to achieve a positive relative return through active security selection.

The Plan’s investments in equity, debt, blended, and commodity commingled funds can generally be redeemed at any time upon notification of the investment managers, with required notice periods varying from same-day to monthly.

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

Cash Equivalents and Other Short-Term Investments and Certificates of Deposit. Cash equivalents and other short-term investments are highly liquid securities with a maturity of less than three months and 12 months, respectively. These consist primarily of discount securities such as commercial paper, repurchase agreements, U.S. Treasury bills, and certain agency securities. These securities, as well as certificates of deposit, may be priced at cost, which approximates fair value due to the short-term nature of the instruments. Model based pricing which incorporates observable inputs may also be utilized. These securities are classified as Level 2. Active market pricing may be utilized for U.S. Treasury bills, which are classified as Level 1.

Private Equity Funds. Private equity limited partnerships are reported at net asset values provided by the fund managers. These net asset values may be adjusted by management if it is determined that they do not reflect a current estimate of fair value.

The private equity limited partnerships typically make longer-term investments in private companies and seek to obtain financial returns through long-term appreciation based on corporate stewardship, improved operating processes, and financial restructuring, which may involve a merger or acquisition. Significant investment strategies include venture capital; buyout; mezzanine or subordinated debt; restructuring or distressed debt; and special situations. Venture capital partnerships consist of two main groupings. Early-stage venture capital partnerships invest in businesses still in the conceptual stage where products may not be fully developed and where revenues and/or profits may be several years away. Later-stage venture capital partnerships invest in more mature companies in need of growth or expansion capital. Buyout partnerships provide the equity capital for acquisition transactions either from a private seller or the public, which may represent the purchase of the entire company or a refinancing or recapitalization transaction where equity is invested. Mezzanine or subordinated debt partnerships provide the intermediate capital between equity and senior debt in a buyout or refinancing transaction and typically own a security in the company that carries current interest payments as well as a potential equity interest in the company. Restructuring or distressed debt partnerships purchase opportunities generated by overleveraged or poorly managed companies. Special situation partnerships include organizations with a specific industry focus not covered by the other private equity subclasses or unique opportunities that fall outside the regular subclasses.

The private equity funds have no investment withdrawal provisions prior to the termination of the partnership, and as such are classified as Level 3. Partnerships generally continue 10 to 12 years after the inception of the fund. The partnerships are subject to three to four one-year extensions at the discretion of the General Partner. Partnerships can generally be dissolved by an 80 percent vote in interest by all limited partners, with some funds requiring the occurrence of a specific event.

Private Real Estate Investments. The Plan’s ownership in private real estate investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the Plan’s private real estate investments are estimated utilizing net asset values provided by the investment managers. These net asset values may be adjusted by management if it is determined that they do not reflect a current estimate of fair value. The methodologies utilized by the investment managers to calculate their net asset values are summarized as follows:

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

The fair value hierarchy level classifications for the Plan’s real estate investments are determined based on redemption terms. Investments which cannot be redeemed at the measurement date, but which can be redeemed at a future date, are evaluated based on the length of time until the investment will become redeemable in determining whether the investment should be reported in either Level 2 or Level 3 of the fair value hierarchy. The redemption provisions vary by fund.

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

Foreign currency forwards. The Plan enters into foreign currency forwards. All commitments are marked to market daily at the applicable translation rates, and any resulting unrealized gains or losses are recorded. Foreign currency forwards are priced by third-party vendors and are classified as Level 2. Foreign currency forwards are disclosed on a net position basis.

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

Swaps. The Plan enters into various types of swaps. Credit default swaps are priced at market using models that consider cash flows, credit curves, recovery rates, and other factors. The pricing is performed by third-party vendors. Interest rate swap contracts are priced at market using forward rates derived from the swap curve, and the pricing is also performed by third-party vendors. Other swaps such as equity index swaps and variance swaps are priced by third-party vendors using market inputs such as spot rates, yield curves, and volatility. The Plan's swaps are generally classified as Level 2 based on the observable nature of their pricing inputs.

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

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2014
	Pension Benefits	Other Post-Retirement Benefits
2015	$712	$39
2016	715	40
2017	720	41
2018	724	41
2019	731	41
2020 - 2024	3,759	186

Contributions.  In 2009, TVA made a contribution to TVARS of $1.0 billion for 2010 and as an advance on contributions for 2011 through 2013. In 2011, TVA made an additional discretionary contribution of $270 million to TVARS. In 2013 and 2012, the qualified defined pension plan's assets exceeded market return expectations and no discretionary contributions were made. The minimum contribution for 2014 was $198 million; however, TVA made a $250 million contribution to TVARS. The 2015 minimum contribution is $215 million; however, TVA expects to contribute $275 million to TVARS in 2015. In 2014, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. TVA expects to contribute $5 million to the SERP and $39 million to the other post-retirement benefit plans in 2015.

Other Post-Employment Benefits

Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA’s future estimated post-employment claims payments. The use of a 2.52 percent discount rate resulted in the recognition of approximately $34 million in expenses in 2014 and an unpaid benefit obligation of about $520 million at September 30, 2014. The 2014 current portion of the obligation is $48 million and is recorded in Accounts payable and accrued liabilities. The 2014 long-term portion of $472 million is recorded in Post-retirement and post-employment benefit obligations. The amounts in the current portion of the obligation represent the total unpaid losses and administrative fees for each year that are due one month following TVA’s fiscal year end.

The use of a 2.64 percent discount rate resulted in the recognition of approximately $(8) million in expenses in 2013 and an unpaid benefit obligation of about $535 million at September 30, 2013. The 2013 current portion of the obligation is $49 million and is recorded in Accounts payable and accrued liabilities. The 2013 long-term portion of $486 million is recorded in Post-retirement and post-employment benefit obligations. TVA utilized discount rates of 1.65 percent in 2012 resulting in expense of $52 million and a $597 million obligation.

The decrease in the unpaid benefit obligation from 2014 to 2013 is due primarily to the demographic experience gains from decreases in loss experiences and fewer claimants. The decrease in the unpaid benefit obligation and expense from 2012 to 2013 is due primarily to the increase in the discount rate from 1.65 percent in 2012 to 2.64 percent in 2013 resulting in a decrease of $45 million.  Decreases in loss experiences and other changes in demographic experiences also decreased the unpaid benefit obligation and expense to a lesser degree.

21. Commitments and Contingencies

Commitments

At September 30, 2014, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the years ending September 30
	2015	2016	2017	2018	2019	Thereafter	Total
Debt(1)	$1,628	$32	$1,555	$1,682	$1,032	$17,692	$23,621
Debt of VIEs	32	33	35	36	38	1,137	1,311
Membership interests of variable interest entity subject to mandatory redemption	2	2	2	2	2	29	39
Lease obligations
Capital	13	13	13	13	12	167	231
Non-cancelable operating	38	36	34	27	25	63	223
Purchase obligations
Power	220	222	232	235	239	3,364	4,512
Fuel	1,335	862	477	552	492	1,579	5,297
Other	304	215	202	199	192	1,640	2,752
Unfunded loan commitments	13	—	—	—	—	—	13
Payments on other financings	104	104	104	104	96	305	817

Total	$3,689	$1,519	$2,654	$2,850	$2,128	$25,976	$38,816
Note
(1) Does not include noncash items of foreign currency exchange loss of $44 million and net discount on sale of Bonds of $89 million.

In addition to the cash requirements, above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations and Discounts on Sales.

Energy Prepayment Obligations Payments due in the years ending September 30
	2015	2016	2017	2018	2019	Thereafter	Total
Energy Prepayment Obligations	$100	$100	$100	$100	$10	$—	$410

Debt. At September 30, 2014, TVA had outstanding discount notes of $596 million and long-term debt (including current maturities) at varying maturities and interest rates of $23.0 billion for total outstanding indebtedness of $23.6 billion. See Note 13.

Debt of VIEs. At September 30, 2014, TVA had outstanding long-term debt (including current maturities) attributable to its three VIEs of which it is the primary beneficiary of $1.3 billion. See Note 9.

Membership Interests of VIE Subject to Mandatory Redemption. At September 30, 2014, TVA had outstanding membership interests subject to mandatory redemption (including current portion) of $39 million issued by one of its VIEs of which it is the primary beneficiary. See Note 9.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 80 years.  Of the total obligations for TVA’s capital leases, $124 million represents the cost of financing.  TVA’s rental expense for operating leases was $75 million in 2014, $71 million in 2013, and $67 million in 2012.

Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capability to be made available to TVA. Several of these agreements have contractual minimum payments.  In total, these agreements provide 1,621 MW of summer net capability.  The remaining terms of the agreements range up to 18 years.  TVA incurred $293 million, $322 million, and $447 million of expense under power purchase agreements during 2014, 2013, and 2012, respectively.  Certain power purchase obligations are accounted for as capital leases. Costs under TVA’s power purchase agreements not accounted for as capital leases are included in TVA's consolidated statements of operations as purchased power expense and are expensed as incurred.

Under federal law, TVA is obligated to purchase power from qualifying facilities, cogenerators, and small power producers.  As of September 30, 2014, there was a combined qualifying capacity of 890 MW from six different suppliers, from which TVA purchased power under this law.  TVA’s obligations to purchase power from these qualifying facilities are not included in the Commitments and Contingencies table.

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

Fuel Purchase Obligations.  TVA has approximately $1.6 billion in long-term fuel purchase commitments ranging in terms of up to 6 years primarily for the purchase and transportation of coal.  TVA also has approximately $3.7 billion of long-term commitments ranging in terms of up to 16 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies.

Other Obligations.  Other obligations of $2.8 billion consist of contracts at September 30, 2014, for goods and services primarily related to capital projects as well as other major recurring operating costs.

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

TVA carries property, decommissioning, and decontamination insurance of $5.1 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited ("NEIL"), may require the payment of retrospective premiums up to a maximum of approximately $120 million.

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

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination.  At September 30,

2014, the present value of the estimated future decommissioning cost of $2.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 8 — Nuclear Decommissioning Costs and Note 12.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning cost ARO was $1.1 billion at September 30, 2014.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 8 — Non-Nuclear Decommissioning Costs and Note 12.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially apply to new emissions and sources.  Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From the 1970s to 2014, TVA spent approximately $5.9 billion to reduce emissions from its power plants, including $378 million, $197 million, and $55 million in 2014, 2013, and 2012, respectively, on clean air controls.  TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $900 million from 2015 to 2025 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide, are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA is aware of alleged hazardous-substance releases at certain non-TVA areas in connection with which other potentially responsible parties may seek monetary damages from TVA.  There is information indicating that TVA sent a small amount of equipment to Ward Transformer (“Ward”), a non-TVA site in Raleigh, North Carolina.  The site is contaminated by PCBs from electrical equipment due to Ward’s practice of draining such equipment.  A working group of potentially responsible parties is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into multiple phases, including on-site and downstream cleanup activities, two phases of soil cleanup, supplemental groundwater remediation, and cleanup of off-site contamination in the downstream drainage basin.  TVA settled its potential liability for the on-site removal action for $300 thousand and has agreed to pay approximately $8 thousand to settle its potential liability in connection with an EPA study of the site.  TVA believes that its liability for the remaining cleanup activities as well as any natural resource damages will be less than $1 million.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At September 30, 2014 and 2013, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $15 million, on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Other. TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. The goal is to reduce TVA’s operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. As part of these cost reduction initiatives, an organizational restructuring occurred in 2014, which resulted in approximately 2,000 position reductions achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. As of September 30, 2014, TVA had $45 million accrued related to estimated future severance payments. See Note 3.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At September 30, 2014, TVA had accrued approximately $172 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $172 million to $173 million.  Of the accrued amount, $108 million is included in Other long-term liabilities and $64 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2014 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's liabilities under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2014 Consolidated Balance Sheet and will be recovered in rates in future periods.

Several legal and administrative clean air proceedings have already been terminated in connection with the Environmental Agreements. Additionally, the proceeding discussed below involving the John Sevier CAA permit is expected to be narrowed in scope or terminated since TVA has now retired all four of the John Sevier coal-fired units.

Legal Proceedings Related to the Kingston Ash Spill.  Seventy-eight lawsuits based on the Kingston ash spill were filed in the United States District Court for the Eastern District of Tennessee.  The plaintiffs - residents, businesses, and property owners in the Kingston area - sought unspecified compensatory and punitive damages for various tort claims, court orders to clean up properties, and other relief.  Fifteen of these lawsuits were dismissed prior to the third quarter of 2014.  On August 4, 2014, the court issued an agreed order that implements a mediated global resolution of pending claims.  Under the order, the 63 pending cases were dismissed with prejudice and TVA agreed to deposit $28 million with the court, which is responsible for disbursing the funds.  The order anticipates that further legal proceedings will be required to resolve the claims of nine of the plaintiffs, and a portion of the $28 million has been set aside under the order to cover the anticipated costs of resolving these claims.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee against the six then-current members of the TVARS Board.  The lawsuit challenged the TVARS Board's decision to suspend the TVA contribution requirements for 2010 through 2013, and to amend the TVARS Rules and Regulations to (1) reduce the calculation for COLA benefits for CY 2010 through CY 2013, (2) reduce the interest crediting rate for the fixed fund accounts, and (3) increase the eligibility age to receive COLAs from age 55 to 60.  In September 2010, the district court dismissed this action, allowing the plaintiffs to file an amended complaint within 14 days against TVARS and TVA but not the individual directors, which the plaintiffs did shortly thereafter.  The plaintiffs allege, among other things, violations of their constitutional rights (due process, equal protection, and property rights), violations of the Administrative Procedure Act, and breach of statutory duties owed to the plaintiffs.  They seek a declaratory judgment and appropriate relief for the alleged statutory and constitutional violations and breaches of duty.  TVA filed its answer to the amended complaint in December 2010.  In May 2012, the court granted the parties' joint motion to administratively close the case subject to reopening to allow the parties the opportunity to engage in mediation. In July 2013, the court granted the plaintiffs' motion to reopen the lawsuit, and in November 2013, TVA filed a motion for summary judgment. The motion is still pending.

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

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (1) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (2) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August 2012 NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including Watts Bar Unit 2, Sequoyah, and Bellefonte Units 3 and 4.  While resolution of unrelated contentions can proceed, the NRC stated that it will not issue final licensing decisions until it has “appropriately addressed” the D.C. Circuit decision, and all pending contentions concerning the WCD are being held in abeyance pending the NRC's completion of an environmental review and generic rulemaking addressing the shortcomings identified by the D.C. Circuit. In August 2014, the NRC issued a final rule and terminated its suspension of final licensing decisions, dismissed contentions related to the WCD pending before the NRC, and directed the Atomic Safety and Licensing Board ("ASLB") to dismiss contentions related to the WCD that were being held in abeyance.

The final rule on continued storage of spent nuclear fuel ("Continued Storage Rule") was published in the Federal Register in September 2014. Multiple intervenor groups submitted a petition to the NRC in multiple reactor licensing proceedings to suspend the issuance of final decisions in those proceedings until the NRC generically makes additional findings related to spent fuel disposal or those findings are made in individual licensing proceedings. In addition, in October 2014, attorneys general from New York, Connecticut, and Vermont filed a petition with the D.C. Circuit for review of the Continued Storage Rule. The petitioners asked the court to vacate the rule and related NRC actions and to remand the matter to the NRC for further analysis and the preparation and issuance of an environmental impact statement that complies with NEPA and other applicable laws and regulations.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Nuclear Plant Units 1 and 2. The petition contains eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the ASLB opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL is the only one of the three petitioners that has standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to WCD in abeyance pending further direction from the NRC. In September 2014, the ASLB denied BREDL's contention related to the WCD. Following the publication of the Continued Storage Rule, BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Sequoyah Nuclear Plant proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention related to the Continued Storage Rule. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

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

In July 2012, BREDL petitioned for the admission of another new, late-filed contention stemming from the D.C. Circuit's order vacating the WCD. In September 2014, the ASLB denied BREDL’s request to file the new contention. Following the publication of the Continued Storage Rule, BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Bellefonte Units 3 and 4 proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention stemming from the Continued Storage Rule. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

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

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. In September 2014, the ASLB denied SACE’s request to file the contention related to the WCD and terminated the proceeding. Following the publication of the Continued Storage Rule, SACE filed a petition with the NRC seeking suspension of the issuance of a final decision in the Watts Bar Unit 2 proceeding and motions with the ASLB to reopen the record and for leave to file a new, late-filed contention stemming from the Continued Storage Rule. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

John Sevier Fossil Plant Clean Air Act Permit. In September 2010, the Environmental Integrity Project, the Southern Environmental Law Center, and the Tennessee Environmental Council filed a petition with the EPA, requesting that the EPA Administrator object to the CAA permit issued to TVA for operation of John Sevier. Among other things, the petitioners allege that repair, maintenance, or replacement activities undertaken at John Sevier Unit 3 in 1986 triggered the Prevention of Significant Deterioration ("PSD") requirements for SO2 and NOx. The CAA permit, issued by TDEC, remains in effect pending the disposition of the petition. The Environmental Agreements should narrow the scope of this proceeding. See Environmental Agreements. TVA has now retired all four John Sevier coal-fired units, and this challenge likely will not proceed.

National Environmental Policy Act Challenge at Gallatin Fossil Plant. To comply with the Environmental Agreements and the Mercury and Air Toxics Standards, TVA chose to reduce emissions at the Gallatin Fossil Plant by installing controls and an associated landfill. Pursuant to the National Environmental Policy Act ("NEPA"), TVA completed an Environmental Assessment in March 2013 to assess the impact of installing these emission controls. In April 2013, the Tennessee Environmental Council, Tennessee Scenic Rivers Association, Sierra Club, and Center for Biological Diversity filed suit in the United States District Court for the Middle District of Tennessee alleging that TVA violated NEPA when it decided to install additional emission controls and construct an associated landfill at the Gallatin Fossil Plant. Plaintiffs demand that TVA prepare an Environmental Impact Statement, and are asking the court to enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. This case was transferred to the United States District Court for the Eastern District of Tennessee, and in August 2014, the court granted TVA's motion for summary judgment and dismissed all of the plaintiffs' claims. The plaintiffs did not appeal the district court’s judgment by the appeal deadline of September 30, 2014.

National Environmental Policy Act Challenge at Paradise Fossil Plant. To comply with EPA’s Mercury and Air Toxics Standards, TVA chose to retire two coal-fired units at Paradise Fossil Plant and replace them with natural gas generation. Prior to making this decision, TVA completed an Environmental Assessment in November 2013 under NEPA. In July 2014, the Kentucky Coal Association and several individuals filed suit in the United States District Court for the Western District of Kentucky alleging that TVA violated NEPA and the Energy Policy Act of 1992 in deciding to switch to natural gas generation. The plaintiffs demand that TVA prepare an Environmental Impact Statement, and are asking the court to preliminarily enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. TVA has filed an opposition to the plaintiffs’ motion for a preliminary injunction as well as a motion for judgment on the administrative record. A hearing on the preliminary injunction motion is scheduled in November 2014, and briefing on TVA’s motion for judgment is ongoing.

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil, and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  At the request of the parties, the Administrative Law Judge ("ALJ") assigned to the matter has stayed the case until October 15, 2015.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. On December 18, 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson, County, Tennessee. The parties have filed appellate briefs, and oral argument is set to be heard on January 27, 2015.

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

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for the Gallatin Fossil Plant in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Following discovery, SACE, TCWN, and the Sierra Club voluntarily dismissed seven of the eight claims asserted in their petition. TVA moved to dismiss the remaining claim, and the ALJ assigned to the matter granted TVA’s motion and dismissed the case. On November 7, 2014, SACE, TWCN, and the Sierra Club filed a petition for review of the ALJ's dismissal in the Chancery court for Davidson County, Tennessee.

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

In August 2011, the Natural Resources Defense Council submitted twelve separate letters to the NRC requesting action on various health and safety aspects of operating nuclear facilities in the United States. The NRC is treating these as a single 10 CFR 2.206 Petition. The NRC closed this petition on June 17, 2014.

•
Petition Pursuant to 10 CFR 2.206 - Demand For Information Regarding Compliance with 10 CFR 50, Appendix A, General Design Criterion 44, Cooling Water, and 10 CFR 50.49, Environmental Qualification of Electric Equipment Important to Safety for Nuclear Power Plants.

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

22. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget as a revolving fund.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  With its payment of $10 million during 2014,

TVA fulfilled its requirement to repay $1.0 billion of its Power Program Appropriation Investment. TVA will continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 17 — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility was renewed and has a maturity date of September 30, 2015.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 13 — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2014	2013	2012
Revenue from sales of electricity	$128	$120	$117
Other income	137	102	164
Operating and maintenance	286	314	375
Cash and cash equivalents	35	38	32
Accounts receivable, net	85	58	49
Accounts payable and accrued liabilities	146	133	204
Long-term power bonds, net	3	—	—
Return on Power Program Appropriation Investment	4	7	7
Return of Power Program Appropriation Investment	10	20	20

23. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2014 and 2013 follows.  This summary should be read in conjunction with the audited consolidated financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

Unaudited Quarterly Financial Information 2014
	First	Second	Third	Fourth	Total
Operating revenues	$2,382	$2,938	$2,651	$3,166	$11,137
Operating expenses	2,164	2,362	2,453	2,569	9,548
Operating income	218	576	198	597	1,589
Net income (loss)	(67)	295	(81)	322	469

Unaudited Quarterly Financial Information 2013
	First	Second	Third	Fourth	Total
Operating revenues	$2,579	$2,741	$2,602	$3,034	$10,956
Operating expenses	2,523	2,380	2,324	2,276	9,503
Operating income	56	361	278	758	1,453
Net income (loss)	(245)	54	(12)	474	271

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Valley Authority at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Valley Authority's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chattanooga, Tennessee
November 14, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2014.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2014, based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this evaluation, TVA’s management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2014.

Although management’s report on the effectiveness of internal control over financial reporting was not required to be subject to attestation by TVA’s independent registered public accounting firm, TVA has chosen to obtain such a report.  Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on TVA’s internal control over financial reporting.

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Tennessee Valley Authority’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tennessee Valley Authority maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennessee Valley Authority as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2014 of Tennessee Valley Authority and our report dated November 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 14, 2014

ITEM 9B.  OTHER INFORMATION

On November 13, 2014, Mr. Johnson approved compensation adjustments for the following Named Executive Officers for 2015:

•
The salary for Mr. Pardee will increase from $620,000 to $645,000, and Mr. Pardee will be granted an award of $200,000 under TVA’s Long-Term Retention Incentive Plan (“LTRIP”) on January 1, 2015. Mr. Pardee will be vested in and receive payment of the full award on December 31, 2017, as long as he remains employed with TVA on that date.

•
The salary for Mr. Thomas will increase from $550,000 to $575,000, and Mr. Thomas will be granted two awards under TVA’s LTRIP. Each award will be $200,000 and will be granted on January 1, 2015. Mr. Thomas will be vested in and receive payment of the full awards under the grants on December 31, 2016, and December 31, 2017, respectively, as long as he remains employed with TVA on those dates. Mr. Johnson also approved an arrangement under which Mr. Thomas will be eligible to receive $200,000 on December 31, 2015, as long as he remains employed with TVA on that date.

•
The salary for Mr. Grimes will increase from $535,000 to $555,000, and Mr. Grimes will be granted an award of $150,000 under TVA’s LTRIP on January 1, 2015. Mr. Grimes will be vested in and receive payment of the full award on December 31, 2017, as long as he remains employed with TVA on that date.

•
The salary for Mr. Skaggs will increase from $431,600 to $445,000, and Mr. Skaggs will be granted an award of $150,000 under TVA’s LTRIP on January 1, 2015. Mr. Skaggs will be vested in and receive payment of the full award on December 31, 2017, as long as he remains employed with TVA on that date.

The salary adjustments described above became effective as of October 1, 2014. No adjustments were made to any other existing elements of compensation for these Named Executive Officers for 2015.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

TVA is administered by a board of nine part-time members appointed by the President of the United States with the advice and consent of the U.S. Senate.  The Chair of the TVA Board is selected by the members of the TVA Board.  Under the TVA Act, to be eligible to be appointed as a member of the TVA Board, an individual (i) must be a United States citizen; (ii) must have management expertise relative to a large for-profit or nonprofit corporate, government, or academic structure; (iii) cannot be a TVA employee; (iv) must make a full disclosure to Congress of any investment or other financial interest that the individual holds in the energy industry; and (v) must affirm support for the objectives and missions of TVA, including being a national leader in technological innovation, low-cost power, and environmental stewardship. In addition, the President of the United States, in appointing members of the TVA Board, must (i) consider recommendations from other public officials such as the Governors of the states in TVA’s service area; individual citizens; business, industrial, labor, electric power distribution, environmental, civic, and service organizations; and the Congressional delegations of the states in TVA’s service area; and (ii) seek qualified members from among persons who reflect the diversity, including geographical diversity, and needs of TVA’s service area.  At least seven of the nine TVA Board members must be legal residents of the TVA service area.

TVA Board members serve five-year terms, and at least one member’s term ends each year.  After a member's term ends, the member is permitted under the TVA Act to remain in office until the earlier of the end of the then-current session of Congress or the date a successor takes office. The TVA Board, among other things, establishes broad goals, objectives, and policies for TVA; develops long-range plans to guide TVA in achieving these goals, objectives, and policies; approves annual budgets; and establishes a compensation plan for employees.

The TVA Board as of November 14, 2014, consisted of the following eight individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
Joe H. Ritch, Chair	64	2013	2016
Barbara S. Haskew	74	2010	2014(1)
Richard C. Howorth	63	2011	2015
William B. Sansom	73	2010	2014(1)
Marilyn A. Brown	65	2013	2017
V. Lynn Evans	61	2013	2017
C. Peter Mahurin	76	2013	2016
Michael R. McWherter	58	2013	2016

Notes
(1) Although the terms of these directors expired in May 2014, they were permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

Mr. Ritch of Huntsville, Alabama, joined the TVA Board in January 2013, and began serving as Chair of the TVA Board in May 2014. He has been an attorney at the Sirote & Permutt, PC law firm in Huntsville, Alabama, since 1982. He has been a director of Axometrics, which designs and manufactures Mueller Matrix polarization testing for LCD panels, since 2004. He has also served as Chair of the Tennessee Valley Base Realignment and Closure Committee since 1994, as Co-Chair of the Tennessee Valley Growth Coordination Group since 2008, and as a board member of the Von Braun Center for Innovative Science since 2006. He was a member of the University of Alabama System Board of Trustees from 2005 to 2011.

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

Mr. Howorth of Oxford, Mississippi, joined the TVA Board in July 2011. He is the owner of Square Books, an Oxford independent bookstore he founded in 1979.  Mr. Howorth served two terms as the mayor of Oxford, from 2001 to 2009, during which time he was chair of the authority overseeing the Oxford Electric Department.  From 2001 to 2009, he also served as a director and officer of the North Mississippi Industrial Development Association, an economic development consortium made up of power association directors and mayors of cities in 29 Mississippi counties in the TVA service area.

Mr. Sansom of Knoxville, Tennessee, served on the TVA Board from March 2006 until December 2009, was Chair of the TVA Board from March 2006 until May 2009, and began a second term on the TVA Board in October 2010.  He was elected Vice Chair of the TVA Board in April 2011, and served as Chair from January 2012 to May 2014.  Mr. Sansom is Chair and Chief Executive Officer of the H.T. Hackney Co., a diversified company involved in the wholesale grocery and furniture manufacturing businesses, and has held that position since 1983.  Since 1995, Mr. Sansom has also been a director of Astec Industries, Inc., a corporation based in Chattanooga, Tennessee, that manufactures equipment and components used in road construction, and since 1984, he has been a director at First Horizon National Corporation, a Memphis, Tennessee, bank holding company.  In 2006, he was named director of Mid-America Apartment Communities, Inc., a real estate investment trust with ownership interests in apartment homes.  From 1994 to 2006, he was a director of Martin Marietta Materials, Inc., a company based in Raleigh, North Carolina, that is in the construction material business.

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

Mr. Mahurin of Bowling Green, Kentucky, joined the TVA Board in January 2013. He has been Chair of Hilliard Lyons Financial Services, a financial services firm based in Louisville, Kentucky, since 2008. Mr. Mahurin has worked for Hilliard Lyons in various capacities since 1968. Mr. Mahurin has been a director of Houchens Industries, Inc., a diversified conglomerate based in Bowling Green, Kentucky, since 1992; Gray Construction, an engineering, design and construction company based in Lexington, Kentucky, since 2007; Albany Bancorp, Inc., a bank holding company based in Albany, Kentucky, since 1992; First Cecilian Bancorp, a bank holding company based in Cecilia, Kentucky, since 1997; and Jackson Financial, a bank holding company based in Mayfield, Kentucky, since 2007. He is also a board member of the Governor's Scholars of Kentucky.

Mr. McWherter of Jackson, Tennessee, joined the TVA Board in January 2013. He has been the owner and president of Central Distributors, Inc., and Volunteer Distributing Company Inc., both Tennessee-based beverage distribution companies, since 1989 and 1986, respectively. He has been a director of First State Bank, a bank holding company in Union City, Tennessee, since 2002, and served as Chair from 2007 to 2009. He also served as Chair of the First State Bank Audit Committee from 2007 to 2009. He served as a director·of the Jackson Energy Authority, a TVA local power company customer, from 2007 to January 2013. Mr. McWherter has also served in leadership positions in a number of community organizations, including as a board member of the Tennessee Performing Arts Center from 1988 to 1995, a director of the Jackson Chamber of Commerce from 1990 to 1996, a director of the Nashville Arts Council from 1982 to 1985, and a member of the Tennessee Executive Residence Preservation Foundation Board from 2002 to 2010.

Executive Officers

TVA’s executive officers as of November 14, 2014, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
William D. Johnson	President and Chief Executive Officer	60	2013
Joseph P. Grimes, Jr.	Executive Vice President and Chief Nuclear Officer	58	2013
Van M. Wardlaw	Executive Vice President, External Relations and Interim Senior Vice President, Shared Services	54	1982
Charles G. Pardee	Executive Vice President and Chief Operating Officer	54	2013
Ralph E. Rodgers	Executive Vice President and General Counsel	60	1979
John M. Thomas, III	Executive Vice President and Chief Financial Officer	50	2005
Katherine J. Black	Senior Vice President of Human Resources and Communications	59	1986
Michael D. Skaggs	Senior Vice President, Watts Bar Operations and Construction	54	1994
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	46	2008

Mr. Johnson has served as TVA's President and Chief Executive Officer since January 2013. Mr. Johnson served as Chair, President and Chief Executive Officer of Progress Energy, Inc. ("Progress Energy"), an electric utility based in Raleigh, North Carolina, from October 2007 to July 2012. During this time, Mr. Johnson also served as the Chair of Progress Energy Carolinas, Inc., and Progress Energy Florida, Inc., both of which are subsidiaries of Progress Energy. Mr. Johnson held a number of other positions before he became Chair and CEO of Progress Energy, including President and Chief Operating Officer of Progress Energy; Group President for Energy Delivery; President and Chief Executive Officer for Progress Energy Service Company, LLC; and General Counsel and Corporate Secretary for Progress Energy. Mr. Johnson joined Carolina Power & Light Company ("CP&L"), a predecessor to Progress Energy, in 1992. Before joining CP&L, Mr. Johnson was a partner with the Raleigh, North Carolina, law office of Hunton & Williams LLP, where he specialized in the representation of utilities.

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

Mr. Wardlaw was named Executive Vice President, External Relations in July 2014 and was additionally named Interim Senior Vice President, Shared Services in September 2014. Mr. Wardlaw served as Senior Vice President, Customer Relations, from September 2013 to July 2014, as Executive Vice President, Customer Relations, from June 2011 to September 2013, as Executive Vice President, Enterprise Relations, from October 2010 to June 2011, as Acting Executive Vice President of Strategy and Planning from January 2010 until September 2010, as Executive Vice President of Power Supply and Fuels from July 2008 to August 2010, as Senior Vice President, Commercial Operations and Fuels from January 2007 to June 2008, as Vice President, Bulk Power Trading from September 2006 to December 2006, and as Vice President of Transmission and Reliability from December 2000 to September 2006. Mr. Wardlaw began his career with TVA in January 1982 as an electrical engineer, and has also worked in customer service, marketing, and field services.

Mr. Pardee joined TVA in April 2013 as Executive Vice President and Chief Generation Officer, and he was named Executive Vice President and Chief Operating Officer in September 2013. Mr. Pardee worked at Exelon Corporation, an energy company, and its subsidiaries from February 2000 to November 2012. He served as Chief Operating Officer, Exelon Generation from April 2010 to November 2012, as Chief Nuclear Officer, Exelon Nuclear from October 2007 to April 2010, as Chief Operating Officer, Exelon Nuclear from June 2005 to October 2007, as Senior Vice President, Nuclear Fleet Services from August 2003 to June 2005, as Senior Vice President, Mid-Atlantic Operations from January 2002 to August 2003, and as Site Vice President, LaSalle County Generation Station from February 2000 to January 2002.

Mr. Rodgers was named TVA's Executive Vice President and General Counsel in July 2011.  He served as Acting General Counsel from April 2010 to July 2011, as Deputy General Counsel from January 2010 to April 2010, as Assistant General Counsel from February 2001 to January 2010, and as an attorney from June 1979 to March 1986 and from June 1987 to February 2001. Mr. Rodgers has announced his intent to retire at the end of calendar year 2014.

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

Mr. Skaggs was named Senior Vice President, Watts Bar Operations and Construction in September 2013. Since joining TVA in 1993 as Manager of Projects at Watts Bar Nuclear Plant, Mr. Skaggs has held several management positions, including Senior Vice President, Nuclear Construction (February 2012 to September 2013), Senior Vice President of Nuclear Generation Development and Construction (October 2011 to February 2012), Site Vice President of Sequoyah Nuclear Plant (November 2010 to October 2011), Vice President of Nuclear Operations Support (December 2009 to November 2010), Site Vice President at Watts Bar Nuclear Plant (July 2005 to December 2009), and Site Vice President at Browns Ferry Nuclear Plant (July 2004 to July 2005).

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA’s Audit, Risk, and Regulation Committee consists of V. Lynn Evans, Marilyn A. Brown, Joe H. Ritch, and Mike R. McWherter.

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

The TVA Board has also established the following committees in addition to the Audit, Risk and Regulation Committee:

•Finance, Rates, and Portfolio Committee
•External Relations Committee
•People and Performance Committee
•Nuclear Oversight Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes TVA's compensation philosophy and the policies and decisions that guided compensation for TVA’s named executive officers in 2014. The 2014 Named Executive Officers are as follows:

•	William D. Johnson, President and Chief Executive Officer ("CEO");

•	Charles G. Pardee, Executive Vice President and Chief Operating Officer ("COO");

•	John M. Thomas, III, Executive Vice President and Chief Financial Officer ("CFO");

•	Joseph P. Grimes, Jr., Executive Vice President and Chief Nuclear Officer ("CNO"); and

•	Michael D. Skaggs, Senior Vice President, Watts Bar Operations and Construction.

Detailed compensation information for these executives is contained in the Summary Compensation Table.

Executive Summary

Based on its annual performance and productivity, TVA rewards employees through its Winning Performance Team Incentive Plan ("WPTIP") and Executive Annual Incentive Plan ("EAIP"). Similar to incentive programs at other utilities, awards are not part of base pay but are “at risk” because employees must earn them each year by reaching or exceeding specific targets.

At the onset of 2014, President and CEO Bill Johnson challenged employees to work together as a unified team to improve TVA performance. Employees aligned around the TVA mission, strategic imperatives, and 2014 priorities and business goals, and metrics were established for the enterprise as well as individual business units. This alignment, combined with increased collaboration across the enterprise, resulted in strong operational and financial performance for the year.

To reflect the collaborative effort undertaken by TVA’s business units to achieve TVA’s overall strategic priorities and business goals for the year, the payout range for these annual plans across business units for 2014 was narrowed.

In addition, the TVA Board adjusted the 2014 payouts under the Executive Long-Term Incentive Plan ("ELTIP") from 91.30 percent to 100 percent in recognition of TVA's overall good performance and financial discipline in 2014 and wholesale rate unfavorability being driven by factors outside of management's control.

Compensation Plan

TVA aims to achieve its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization’s strategy and performance. TVA follows a compensation plan (“Compensation Plan”) as adopted by the TVA Board in accordance with guidance of the TVA Act. The Compensation Plan is designed to:

•
Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Total direct compensation generally targets the 50th percentile of the relevant labor market, although some positions, such as those requiring certain nuclear expertise, are targeted up to the 75th percentile based on labor market scarcity and other issues.

•
Reward employees for performance. A substantial portion of executive pay, including pay for the Named Executive Officers, is tied to performance improvement. At least half (and in some cases more than two-thirds) of each Named Executive Officer’s direct compensation opportunity is delivered through performance-based incentive programs.

•	Align the organization’s short- and long-term goals and objectives with compensation by providing a mix of salary and performance-based annual and long-term incentives.

•	Align performance and productivity improvement at all levels by setting consistent performance goals and objectives for all levels of the organization.

The TVA Board follows these requirements of the TVA Act in designing and implementing its Compensation Plan:

•
Compensation will be based on an annual survey of prevailing compensation for similar positions in private industry, including engineering and electric utility companies, publicly-owned electric utilities, and federal, state, and local governments; and

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
Annual salary is targeted at the median (50th percentile) for similar positions at other companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons.

In past years (except those years impacted by the federal salary freeze), salary has been typically reviewed annually to consider changes in peer group benchmark salaries and/or exceptional individual merit performances.

Executive Annual Incentive Plan ("EAIP")	Not-guaranteed, variable, and based on the attainment of pre-established performance goals for the fiscal year
Annual incentive payouts are based on the results of established goals of each strategic business unit scorecard, as determined from year to year by the TVA Board. Annual incentive payouts may be impacted by a corporate multiplier or adjusted by the TVA Board or CEO, as appropriate, based on the evaluation of performance during the year.

Target annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA's peer group provide to those in similar positions.

Annual incentive opportunities are reviewed annually to consider changes in peer group benchmark short-term incentives.

Executive Long-Term Incentive Plan ("ELTIP")	Not-guaranteed, variable, and based on the attainment of pre-established performance goals of a performance cycle, typically three fiscal years
Participation is limited to executives in critical positions who make decisions that significantly influence developing and attaining TVA's long-term strategic objectives.

Long-term incentive payouts are based on achievement of performance goals established for a specific, three-year performance cycle and may be adjusted by the TVA Board, based on the evaluation of performance during the cycle.

Long-term incentive opportunities are reviewed annually for the next three-year performance cycle to consider changes made in their long-term incentives by companies in TVA's peer group.

Long-Term Deferred Compensation Plan ("LTDCP")	Awarded in the form of annual credits that vest after a specified period of time, typically three to five years
Awarded to provide retention incentives to executives similar to those provided by restricted stock or restricted stock units in publicly traded companies.

Executives generally must remain at TVA for the entire length of the agreement to receive compensation credits.

Long-term deferred compensation is reviewed annually and credits are targeted to approximately 20 - 30 percent of total long-term compensation.

Long-Term Retention Incentive Plan ("LTRIP")	New retention-oriented plan was implemented in 2014; similar to the Long-Term Deferred Compensation Plan
Awarded to provide retention incentives to executives similar to those provided by restricted stock or restricted stock units in publicly-traded companies.

Grants will vest after a specified period of time, usually no longer than three years.

Intended to provide approximately 20 - 30 percent of total long-term incentive opportunity.

The plan is intended to substantially replace the LTDCP as currently outstanding LTDCP credits expire.

Total Direct Compensation	Annual Salary plus Annual Incentive Compensation plus Long-Term Incentive Compensation plus Long-Term Deferred Compensation plus Long-Term Retention Incentive
Total direct compensation (salary plus annual and long-term incentive compensation plus long-term deferred compensation plus long-term retention incentive) is targeted at the median (50th percentile) level for similar positions at other companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, or other business reasons.

Pension Plans ("Qualified Plans and Supplemental Executive Retirement Plan")	Both qualified and supplemental, which provide compensation beginning with retirement or termination of employment (if vesting requirements are satisfied)
Broad-based plans available to full-time employees of TVA that are qualified under IRS rules and are similar to the qualified plans provided by other companies in TVA's peer group.

Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits at compensation levels that are higher than the limits specified by IRS regulations for qualified pension plans; these supplemental benefits are comparable to those provided by other companies in TVA's peer group.

Assessment of Risk

TVA's Enterprise Risk Management organization evaluates potential risk associated with the Compensation Plan and TVA's executive and non-executive compensation policies and practices. For 2014, the evaluation found no risk associated with the Compensation Plan and TVA's executive and non-executive compensation policies and practices that is reasonably likely to have a material adverse effect on TVA.

Authority for the Executive Compensation Program

The TVA Board, under the authority of the TVA Act, has responsibility for establishing compensation for TVA employees, including the Named Executive Officers. The TVA Board is directed under Section 2 of the TVA Act to establish a plan that specifies all compensation (such as salary or any other pay, benefits, incentives, and any other form of remuneration) for the CEO and TVA employees.

The TVA Act also provides that:

•
The TVA Board will annually approve all compensation (such as salary or other pay, benefits, incentives, and any other form of remuneration) for all managers and technical personnel who report directly to the CEO (including any adjustment to compensation);

•
On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule of the United States Government ($157,100 in 2014); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($157,100 in 2014).

Under the authority of the TVA Act, the TVA Board, its People and Performance Committee (the “Committee”), and individual TVA Board members are involved in compensation matters. The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation action for which the TVA Board is responsible but has not reserved for itself. The TVA Board has taken additional action to delegate authority with respect to executive compensation, as follows:

•
The TVA Board has approved for the direct reports to the CEO compensation ranges of 80 percent to 110 percent of the targeted total direct compensation for comparable positions. These targeted levels of total direct compensation are consistent with the Compensation Plan and with external benchmarking sources. The TVA Board has also authorized the CEO to set or adjust compensation for present or future direct reports within such compensation ranges, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans, such as TVA’s Supplemental Executive Retirement Plan ("SERP"), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.

•
The TVA Board has delegated to the Chair of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, the authority to evaluate and rate the CEO’s performance during the year, and the authority to approve any payout to the CEO under the EAIP, based on, among other things, the CEO's evaluated performance during the year.

•
The TVA Board has delegated to the CEO, in consultation with the Committee and with input from individual members of the TVA Board, the authority to approve the individual performance goals for the CEO's direct reports and the authority to evaluate and rate the performance of the CEO's direct reports during the year.

TVA Board Committee Oversight

The Committee was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and review of performance goal achievement for 2014. As delegated by the TVA Board, the Committee also (1) reviewed proposed CEO actions to set or adjust compensation for his direct reports, (2) consulted with the Chair of the TVA Board about the Chair's proposed evaluation and rating of the CEO’s performance during the year and about the proposed payout to the CEO under the Executive Annual Incentive Plan, and (3) consulted with the CEO on the proposed individual performance goals and evaluation and performance ratings for the CEO's direct reports for the year. The Committee has selected independent consulting firm Towers Watson to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm’s work raised no potential conflict of interest.

Use of Market Data and Benchmarking

TVA generally targets total direct compensation for executives at a competitive level based on the relevant labor market. After compiling competitive market compensation for the positions at the beginning of 2014, the Committee, with assistance from Towers Watson, used the information to:

•	Test target compensation level and incentive opportunity competitiveness; and

•	Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

TVA's relevant labor market for most executives, including the Named Executive Officers, comprised both private and publicly-owned companies in the energy services industry of similar revenue and scope to TVA. For the survey-based analysis, TVA used the 2013 Towers Watson Energy Services Executive Compensation Database to look at the following energy-services companies with annual revenues greater than $6.0 billion:

AES Corp.	Duke Energy Corp.	NextEra Energy, Inc.
Ameren Corp.	Edison International	Northeast Utilities
American Electric Power Co., Inc.	Energy Future Holdings Corp.	Pacific Gas and Electric Co.
CenterPoint Energy, Inc.	Entergy Corp.	PPL Corp.
CMS Energy Corp.	Exelon Corp.	Public Service Enterprise Group Inc.
Consolidated Edison, Inc.	FirstEnergy Corp.	Sempra Energy
Dominion Resources, Inc.	IPR-GDF SUEZ North America	Southern Company
DTE Energy Co.	MidAmerican Energy Holding	Xcel Energy Inc.

 For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at all companies in the peer group above, as well as four additional companies in the energy services industry (Calpine Corp., NiSource Inc., NPG Energy, and Pepco Holdings Inc.), as recommended by Towers Watson. These companies were added to the analysis because they are energy services firms with annual revenues between one-half and two times TVA's revenue, but either did not participate in the 2013 Towers Watson Energy Services Executive Compensation Survey or reported an annual revenue for 2013 that fell slightly short of $6 billion.

In addition, TVA informally considered the following companies with revenues between $3.0 billion and $6.0 billion that participated in the 2013 Towers Watson Energy Services Executive Compensation Survey: Alliant Energy Corp; Integrys Energy Group; MDU Resources; OGE Energy; Pinnacle West Capital; Puget Energy Inc.; SCANA Corp.; TECO Energy; and Wisconsin Energy Corp.

The following government entities that participated in the 2013 Towers Watson Energy Services Executive Compensation Survey were also informally considered by the Committee: Colorado Springs Utilities; CPS Energy; ElectriCities of North Carolina; Energy Northwest; Grand River Dam Authority; New York Power Authority; Omaha Public Power; and Salt River Project. Each of these government entities has annual revenue of less than $3.0 billion.

Executive Compensation Program Components

Salary. In December 2010, Congress passed the Continuing Appropriations and Surface Transportation Extensions Act of 2011, which included a two-year freeze on statutory pay adjustments for all executive branch pay schedules and a two-year freeze by executive agencies on base salary increases for all senior executives. These two-year freezes applied to calendar years 2011 and 2012. The TVA Board members were covered by the first freeze and TVA officers (Vice President level and above), including the Named Executive Officers, were covered by the second freeze. Congress passed a Continuing Resolution (H.J. Res. 117) in September 2012 that extended the federal employee salary freezes through March 27, 2013, and in March 2013, passed a stop-gap spending bill that extended the freezes through December 31, 2013. Accordingly, TVA officers, including the Named Executive Officers, did not receive a salary increase, except for promotions, for calendar years 2011, 2012, and 2013. In December 2013, an executive order was signed to allow federal agencies to update their pay systems. On January 13, 2014, TVA provided base salary increases to manager, specialist, and excluded employee populations. Three Named Executive Officers received base salary increases on February 10, 2014. Salary increases were awarded based on prior year performance, and adjustments were made to bring their base salaries into alignment with the market.

    The salaries of the Named Executive Officers for 2014 and 2013 were as follows:

Executive	2014(1)	2013
Mr. Johnson	$950,000	$950,000
Mr. Pardee	$620,000	$590,000
Mr. Thomas	$550,000	$520,000
Mr. Grimes	$535,000	$535,000(2)
Mr. Skaggs	$431,600	$415,000
Notes
(1) The new salaries became effective on February 10, 2014.
(2) Mr. Grimes did not receive an increase to base salary. His hire date of August 26, 2013, precluded him from eligibility.

More information about the approval of Mr. Johnson's compensation for 2014 is below. See Considerations Specific to Mr. Johnson.

Annual Incentive Compensation. All executives, including the Named Executive Officers, participate in the EAIP. The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2014, the EAIP focused on achieving strategic business unit goals. The specific award opportunities, metrics, and associated goals are described below.

Annual incentive opportunities for participants in the EAIP generally increase with position and responsibility. For 2014, the TVA Board set Mr. Johnson's target EAIP award opportunity at 100 percent of salary. See Considerations Specific to Mr. Johnson. In February 2014, Mr. Johnson evaluated the appropriateness of the EAIP award opportunities for Mr. Thomas, Mr. Pardee, Mr. Grimes, and Mr. Skaggs and made no changes. Accordingly, target EAIP award opportunities of the Named Executive Officers for 2014 were as follows:

Named Executive Officers	Target Annual Incentive Opportunity(1)
Mr. Johnson	100%
Mr. Pardee	80%
Mr. Thomas	80%
Mr. Grimes	80%
Mr. Skaggs	70%
(1) Represents a percent of each Named Executive Officer’s salary.

The TVA Board established seven different organizational scorecards for the 2014 EAIP (TVA Corporate, Operations, Nuclear Operations, Power Operations, Projects, Transmission, and Nuclear Construction). These scorecards are also used to determine annual incentive payouts for all non-executive TVA employees who participated in TVA's 2014 Winning Performance Team Incentive Plan ("WPTIP"). The Named Executive Officers are on four different scorecards, and their goals and associated weightings are outlined below:

TVA 2014 Organization Scorecards
						Goals
Performance Measure	Corporate Scorecard (Johnson, Thomas)	Operations Scorecard (Pardee)	Nuclear Operations Scorecard (Grimes)	Nuclear Construction Scorecard (Skaggs)	Results Achieved	Threshold (50%)	Target (100%)	Maximum (150%)

Corporate Total Spending(1)	40%				$837	$905	$884	$864

Nuclear Operating Availability Factor (%)(2)	20%	25%	25%	20%	96.7%	96.1%	97.0%	97.9%

Coal Seasonal Equivalent Forced Outage Rate (%)(3)	15%	20%	15%	15%	5.4%	6.3%	5.1%	3.2%

Combined Cycle Seasonal Equivalent Forced Outage Rate (%)(4)	5%	10%	5%	5%	1.1%	4.0%	2.7%	1.4%

Load Not Served (System Minutes)(5)	10%	15%	10%	10%	4.0	7.8	5.3	3.1

Reportable Environmental Events(6)	10%	10%	10%	10%	10	21	17	12

Operations Total Spending(7)		20%			$3,473	$3,826	$3,719	$3,612

Nuclear Operations Total Spending(8)			20%		$1,252	$1,362	$1,330	$1,297

Nuclear Operations Equipment Reliability Index(9)			15%		90	81	85	89

Nuclear Construction Total Spending(10)				20%	$776	$817	$786	$755

Watts Bar Construction Milestones(11)				20%	16	13	15	17

	100%	100%	100%	100%

Notes (dollar amounts shown in millions)
(1) Corporate Total Spend is defined as Non-fuel Operating & Maintenance ("O&M") expenses and total capital expenses for corporate organizations.
(2) Nuclear Operating Availability Factor ("OAF") is calculated as follows: (Winter Net Dependable Capacity x Period Hours - Total Megawatt Hour Losses) (Winter Net Dependable Capacity x Period Hours - Planned Outage Megawatt Hour Losses (Refueling Outages Only)).
(3) Coal Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for the months of December to March and June to September and includes the Allen, Cumberland, Gallatin, Paradise, and Shawnee coal-fired plants.

(4) Combined Cycle Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for combined cycle plants for the months of December to March and June to September.
(5) Load not Served is a measure of the magnitude and duration of transmission system outages that affect TVA customers and is expressed in system minutes.
(6) A Reportable Environmental Event ("REE") is an environmental event at a TVA facility or elsewhere caused by TVA or TVA contractors that violates permit conditions or other regulatory requirements and triggers regulatory required oral or written notification to or enforcement action by a regulatory agency. Multiple parameters or multiple media/regulatory violations that result from the same root cause/event are counted as one REE. However, repeat occurrences count as separate REEs if they occur in a different reporting period.
(7) Operations Total Spending includes Non-fuel O&M production expenses and total capital expense for the entire Operations organization.
(8) Nuclear Operations Total Spending consists of O&M and capital expenses excluding fuel and inventories.
(9) Nuclear Operations Equipment Reliability Index consists of leading and lagging indicators of nuclear equipment reliability measuring operational performance, safety system performance, maintenance and work management, and planning/monitoring.
(10) Nuclear Construction Total Spend includes all O&M and capital expenses within Nuclear Construction.
(11) Watts Bar Construction Milestones are major components of work which need to be accomplished to complete Watts Bar Unit 2 projects on or before scheduled completion.

The results of the TVA 2014 organization scorecards applicable to the Named Executive Officers are as follows:

TVA Scorecard Assignment & Results (% of Opportunity Achieved)
Named Executive Officer	Scorecard	Overall Percent of Opportunity Achieved	Adjusted Results
William D. Johnson	Corporate	125.25%	123.00%
John M. Thomas, III

Charles G. Pardee	Operations	117.77%	120.75%

Joseph P. Grimes, Jr.	Nuclear Operations	121.91%	120.75%

Michael D. Skaggs	Nuclear Construction	113.47%	118.00%

Once scorecard results were calculated, the CEO, after informing the TVA Board, made adjustments to the scorecards based on the following considerations:

•	Payout percentage reflects a successful 2014

•	Adjustment emphasizes shared performance and overall combined effort

•	Adjustment considers the comparable level of target challenge within scorecards

In August 2013, the TVA Board approved a corporate multiplier for the WPTIP and EAIP plans to be implemented in 2014. The TVA Board defined key strategic imperatives to be included in the multiplier (between 0 and 1.0) and examined performance with the CEO in these areas. Performance was assessed using discretion to determine the magnitude of any necessary adjustments. The multiplier, which can only be used in terms of reduction, was applied to organizational scorecard results.

The following considerations were noted by the TVA Board in recommending a multiplier amount of 1.00:

•	Top decile safety performance

•	Strong financial performance driven by O&M efficiency, debt reduction, and cold winter

•	Record setting economic performance

•	Notable significant events:

•Polar vortex

•Improved nuclear performance

•Lazard validation of TVA model

TVA Corporate Multiplier

Performance Measure	Results Achieved	Target
Safety - Recordable Incident Rate (RIR)(1)	0.52	0.00

Total Financing Obligations (TFO) ($ Billions)(2)	$26.1	$28.4

Operating Cash Flow ($ Millions)(3)	$2,980	$2,230

Net Income ($ Millions)(4)	$469	$1

Jobs Created and Retained(5)	60,378	50,000

Board Level Significant Events(6)	0	0

Recommended Corporate Multiplier of	1.00
Notes
(1) Recordable Incident Rate is defined as the number of recordable injuries as defined by TVA’s safety program per 200,000 employee-hours worked by TVA employees and staff augmentation contractors.
(2) Total Financing Obligations include all statutory debt and other financing obligations.
(3) Operating Cash Flow is the amount of cash generated from power production and other mission related activities. It is generally defined as operating revenues received less cash payments made for operating expenses.
(4) Net Income consists of the organization’s net earnings derived from taking revenues and adjusting for the cost of doing business, including the cost of sales, depreciation, interest, taxes, and other expenses.
(5) Jobs Created and Retained measures the number of new or retained jobs in the Tennessee Valley for which TVA has played a role in the recruitment or retention of the economic development project.
(6) TVA Board Level Significant Events include items deemed materially significant to the TVA Board of Directors and that affect TVA’s reputation with its customers and its stakeholders, the organizational health of the workforce, or its impact on the public at large.

For 2014, an executive's annual incentive payment under the EAIP was calculated as follows:

EAIP Amount	=	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 150%)	X	Corporate Multiplier (0 to 1.00)	X	Subjective Individual Assessment

For EAIP participants, including the Named Executive Officers, the percent of opportunity achieved was calculated based on performance of one of seven organizational scorecards.

As discussed above, the corporate multiplier in 2014 ranged from 0 to 1.00 and allowed the TVA Board to adjust the scorecard achievement results based on several metrics and other factors. The TVA Board determined that no adjustment would be made using the corporate multiplier.

The 2014 EAIP maintained the CEO's discretion to adjust individual incentive awards based on subjective assessments of individual performance during 2014. In addition, the Chair of the TVA Board, in consultation with the Committee and with input from individual TVA Board members, will continue to evaluate the CEO’s performance to determine adjustments to his incentive award under the EAIP.

At the end of 2014, the Chair of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, evaluated Mr. Johnson’s performance as CEO during 2014. Based on this review, the Chair of the TVA Board decided that Mr. Johnson's final annual incentive award should be paid as achieved.

Once all other preliminary 2014 EAIP payouts were calculated and the corporate multiplier was applied, the CEO evaluated each participant's performance (except his own) to determine whether any upward or downward adjustment should be made to the final annual incentive award of the participants, including each Named Executive Officer. The individual performance evaluations were conducted by the CEO for his direct reports, or each participant's supervisor, in consultation with the CEO, based on a subjective review of how the participant performed during the year and/or how the business unit over which the participant had responsibility performed.

Pursuant to TVA Board delegations described above, Mr. Johnson, as CEO, in consultation with the Committee and with input from individual members of the TVA Board, subjectively evaluated the performance of Mr. Pardee and Mr. Thomas as his direct reports during 2014. Mr. Johnson, with input from individual members of the TVA Board, determined that these awards should be paid as achieved for his direct reports.

Mr. Johnson and Mr. Pardee, TVA's Executive Vice President and Chief Operating Officer (to whom Mr. Grimes reported), subjectively evaluated Mr. Grimes’ performance during 2014. Based on this review, Mr. Johnson and Mr. Pardee determined that Mr. Grimes' award should be paid as achieved.

Mr. Johnson, Mr. Pardee, and Mr. Grimes, TVA's Executive Vice President and Chief Nuclear Officer (to whom Mr. Skaggs reported), subjectively evaluated Mr. Skaggs’ performance during 2014. Based on this review, Mr. Johnson, Mr. Pardee, and Mr. Grimes determined that Mr. Skaggs' award should be paid as achieved.

As a result of the above process, the Named Executive Officers were awarded the following EAIP payouts for 2014 in comparison to the 2014 target payouts:

2014 EAIP Payouts
Named Executive Officers	Salary	Target EAIP Incentive Opportunity (% of Salary)	Target EAIP Payout	Percent of Opportunity Achieved (As Adjusted)	Corporate Multiplier	Individual Performance Adjustment	Actual EAIP Payment
William D. Johnson	$950,000	100%	$950,000	123.00%	1.00	0%	$1,168,500
Charles G. Pardee	$620,000	80%	$496,000	120.75%	1.00	0%	$598,920
John M. Thomas, III	$550,000	80%	$440,000	123.00%	1.00	0%	$541,200
Joseph P. Grimes, Jr.	$535,000	80%	$428,000	120.75%	1.00	0%	$516,810
Michael D. Skaggs	$431,600	70%	$302,120	118.00%	1.00	0%	$356,502

Awards to the Named Executive Officers under the EAIP for 2014 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the ELTIP. Executives in critical positions make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. The ELTIP is designed to reward executives for helping TVA improve in areas directly related to TVA's long-term success by:

•	Using enterprise-wide performance criteria that are directly aligned with TVA's mission;

•	Using a “cumulative” performance approach to measure performance achieved over a three-year period with a new three-year performance cycle beginning each year;

•
Targeting award opportunities for each performance cycle at levels that approximate median levels of competitiveness with TVA's peer group and incorporating the Committee's policy that (i) about 80 percent of each executive's total long-term incentive opportunity be performance-based (under the ELTIP) and (ii) about 20 - 30 percent of each executive's total long-term incentive opportunity be retention and security-oriented under the Long-Term Deferred Compensation Plan ("LTDCP") as described below under the heading “Long-Term Deferred Compensation” or under the Long-Term Retention Incentive Plan ("LTRIP") as described below under the heading "Long-Term Retention Incentive Plan"; and

•	Using a potential payment range of 50 percent to 150 percent of target incentive opportunity to enable awards that are commensurate with performance achievements.

Under the ELTIP, an executive's incentive payment is calculated as follows:

ELTIP Payout	=	Salary	X	Target ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

The ELTIP establishes incentive opportunities for each of the Named Executive Officers that equal about 70 - 80 percent of each Named Executive Officer's total long-term compensation, based on a percentage of the base salary rate at the end of the performance cycle.

Named Executive Officers	Target Long-Term Incentive Opportunity*
Mr. Johnson	150%
Mr. Pardee	125%
Mr. Thomas	120%
Mr. Grimes	110%
Mr. Skaggs	90%
* Represents a percent of each Named Executive Officer’s salary.

The long-term incentive opportunities for the 2012-2014 performance cycle were approved by the TVA Board for Mr. Johnson and by Mr. Johnson, as CEO, for Mr. Pardee, Mr. Thomas, Mr. Grimes, and Mr. Skaggs. In February 2014, Mr. Johnson evaluated the compensation of Mr. Pardee, Mr. Thomas, Mr. Grimes, and Mr. Skaggs relative to TVA's peer group and TVA's compensation philosophy to determine whether to make adjustments to their compensation for 2014. For each of the Named Executive Officers, the objective of having target ELTIP awards constitute about 70 - 80 percent of total long-term compensation was achieved by maintaining the target ELTIP incentive opportunities for the 2012-2014 performance cycle at the same level as for the 2011-2013 performance cycle. In addition, these same target levels of long-term incentive opportunity kept the total direct compensation of each Named Executive Officer at the percentage of TVA's peer group described above. See Annual Incentive Compensation.

2012 - 2014 Performance Cycle

For the three-year cycle ended September 30, 2014, the TVA Board approved three overall long-term incentive measures of TVA performance to be applied to all participants in the ELTIP:

•	Wholesale Rate Excluding Fuel;

•	Load Not Served (the product of the percentage of total load-not-served multiplied by the number of minutes in the period); and

•	External Measures (including external nuclear performance indicators, stakeholder survey, media tone, and customer loyalty).

The Wholesale Rate Excluding Fuel performance measure represents 12-month averages comparing TVA's rates with those of surveyed regional holding company utilities, with goals that reflect percent gap improvements to achieve top-quartile rates by 2020. The goals approved for the wholesale rate excluding fuel performance measure for the three-year performance cycle ended September 30, 2014, were as follows:

•
The threshold goal was TVA’s performance improvement to a 4.64 percent gap relative to the top-quartile of the ELTIP Rates Comparison Group's performance. The ELTIP Rates Comparison Group includes Ameren, American Electric Power, Dominion Resources, Duke Energy, PPL, Entergy, NextEra, and Southern Company.

•	The target goal was TVA’s performance improvement to a 4.55 percent gap relative to the top-quartile of the ELTIP Rates Comparison Group's performance.

•	The maximum goal was TVA's performance improvement to a 4.46 percent gap relative to the top-quartile of the ELTIP Rates Comparison Group's performance.

TVA obtained wholesale rate data (Electric Sales Revenue excluding Fuel/Electric Power Sales) for the ELTIP Rates Comparison Group from the U.S. Energy Information Administration’s EIA-826 Monthly Electric Utility Database.

The Load Not Served performance measure was calculated as a percentage of total load not served multiplied by the number of minutes in the period (with the value expressed in system minutes and excluding events during declared major storms) during the three-year cycle ended September 30, 2014, with a threshold goal of 7.8 (99.999% reliability), a target goal of 4.4 (75th percentile), and a maximum goal of 3.1 (90th percentile).

The External Measures represent TVA's performance in areas including external nuclear performance indicators, stakeholder survey, media tone, and customer loyalty. The performance targets were based on incremental improvements leading to median performance in 2014 (threshold), mid second-quartile performance in 2014 (target), and top-quartile performance in 2014 (maximum).

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the three-year cycle ended September 30, 2014:

ELTIP Performance Goals, Weighting, and Percent of Opportunity Achieved
	Goals				Performance Achievement
Performance Measure	Threshold (50%)	Target (100%)	Maximum (150%)	Performance Results	Actual (%)	X	Weight (%)	=	Result (%)
Wholesale Rate Excluding Fuel	4.64	4.55	4.46	4.62	61.5%		40%		24.6%
Load Not Served	7.8	4.4	3.1	4.2	107.7%		30%		32.3%
External Measures	76.9	84.8	92.0	86.90	114.6%		30%		34.4%
				Overall Percent of Opportunity Achieved					91.30%
Recommended Payout Percent 100%

External measures are summarized below:

External Measures

Performance Measure	Weight	Results Achieved	Threshold	Target	Maximum
External performance indicators for the TVA nuclear fleet	25%	81.0	80.0	83.0	86.0
Percent of positive and balanced TVA news coverage compared to all TVA coverage	25%	93.0	80.0	84.0	85.0
Survey of public opinion of TVA	10%	81.0	81.0	81.5	82.0
Survey of TVA customers	10%	53.0	48.0	49.0	50.0
Board level significant events	30%	0	Two Unfavorable	Zero	Two Favorable
Composite score for external measures		86.9	76.9	84.8	92.0

As a part of the ELTIP, the TVA Board reserves discretion to review results and peer group comparisons and to approve adjustments in payouts, if appropriate.  The TVA Board adjusted the payout for 2014 based on the following information:

•	Acknowledgment of overall good performance in 2014

•	Wholesale rate unfavorability driven primarily by cold winter; essentially operational management performance was good

•	Rewarding good financial discipline, as incremental revenue was used for debt reduction

As a result, the Named Executive Officers were awarded the following ELTIP payouts for the 2012 - 2014 performance cycle in comparison to the 2012 - 2014 performance cycle target payouts:

2012 - 2014 Performance Cycle ELTIP Payouts
Named Executive Officers	Salary	Target ELTIP Incentive Opportunity	Target ELTIP Payout		Percent of Opportunity Achieved	ELTIP Payout
William D. Johnson	$950,000	150%	$1,425,000		100%	$1,425,000
Charles G. Pardee	$620,000	125%	$365,955	(1)	100%	$365,955	(1)
John M. Thomas, III	$550,000	120%	$660,000		100%	$660,000
Joseph P. Grimes, Jr.	$535,000	110%	$212,507	(2)	100%	$212,507	(2)
Michael D. Skaggs	$431,600	90%	$388,440		100%	$388,440
Notes
(1) Mr Pardee's award and target were prorated based on the number of months he was a participant in the plan. For the three-year performance cycle which ended September 30, 2014, Mr. Pardee participated 17 months.
(2) Mr. Grimes' award and target were prorated based on the number of months he was a participant in the plan. For the three-year performance cycle which ended September 30, 2014, Mr. Grimes participated 13 months.

Awards to the Named Executive Officers under the ELTIP for the performance cycle that ended September 30, 2014, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

2013 - 2015 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the ELTIP for the three-year cycle ending September 30, 2015:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target + 2%	2014 Business Plan (2014-2015 Rate)	Target - 2%
System Reliability Load Not Served(2)	30%	(99.999% reliability)	Top Quartile	Top Decile
Responsibility External Measures(3)	30%	77.9	85.8	92.9

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2013-2015 ELTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using an average of the 2014 and 2015 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms). Value is expressed in system minutes and is the average of the three years within the ELTIP performance cycle.
(3)  For the 2013-2015 ELTIP performance cycle, the External Measures metric will be calculated using an average of the 2014 and 2015 results, except for the external performance indicators for the TVA nuclear fleet, which will be based only on 2015 results.

2014 - 2016 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the ELTIP for the three-year cycle ending September 30, 2016:

Performance Measure	Weight	Threshold (50%)	Target (100%)	Maximum (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target + 2%	2014 Business Plan (2014-2016 Rate)	Target - 2%
System Reliability Load Not Served(2)	30%	(99.999% reliability)	Top Quartile	Top Decile
Responsibility External Measures(3)	30%	78.8	86.7	93.9

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2014-2016 ELTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using an average of the 2014, 2015, and 2016 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms). Value is expressed in system minutes and is the average of the three years within the ELTIP performance cycle.
(3)  For the 2014-2016 ELTIP performance cycle, the External Measures metric will be calculated using an average of the 2014, 2015, and 2016 results, except for the external performance indicators for the TVA nuclear fleet, which will be based only on 2016 results.

Long-Term Deferred Compensation. As a corporate agency of the United States, TVA does not have equity securities that provide stock awards, options, or other equity-based awards as compensation for its employees. To help retain leaders, TVA enters into agreements with certain executives, including the Named Executive Officers, which are administered under TVA's Long-Term Deferred Compensation Plan and provide a retention incentive similar to restricted stock or restricted stock units. The LTDCP agreements are aimed to encourage executives to remain with TVA and to provide, in combination with salary and EAIP and ELTIP incentive awards, a competitive level of total direct compensation. Under the LTDCP, credits are made to an account in an executive's name (typically on an annual basis) for a predetermined period. If the executive remains employed at TVA until the end of the period (typically three to five years), the executive becomes vested in the balance of the account, including any return on investment on the credits in the account, and receives a distribution in accordance with a deferral election made at the time the LTDCP agreement was made. The default return on investment on the credits in executives' accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues, which is credited daily to the balance reflected in the executives' accounts. Executives may alternatively choose to have their balances adjusted based on the return on certain mutual funds.

Annual LTDCP credits are awarded to the Named Executive Officers in amounts targeted to constitute about 20 - 30 percent of each Named Executive Officer's total long-term compensation. Annual credits provided to the Named Executive Officers under LTDCP agreements in 2014 are reported in the “All Other Compensation” column in the Summary Compensation Table. These credits are also reported in the “Registrant Contributions in Last FY” column in the Nonqualified Deferred Compensation Table, since the credits were placed in deferred compensation accounts in the Named Executives Officers' names.

Long-Term Retention Incentive Plan. In February 2014, Mr. Johnson approved the TVA Long-Term Retention Incentive Plan ("LTRIP"). Awards granted under the LTRIP are intended to provide retention incentives to participants similar to those provided by restricted stock or restricted units in publicly traded companies. Grants are awarded that vest after a specified period of time, usually no longer than three years.

These grants work in combination with the Executive Long-Term Incentive Plan and enable TVA to provide a targeted level of total long-term compensation that comprises both a variable, at-risk performance based component and a retention-based, time-vested component.

At this time, only one Named Executive Officer participates in the LTRIP, Mr. Grimes. Mr. Grimes was granted an award under the LTRIP on June 1, 2014. The award (a credit of $150,000) will vest on December 31, 2016. In the future, however, the LTRIP is expected to substantially replace the LTDCP as the primary mechanism for providing a retention-based, time-vested component of long-term compensation to executives.

Total Direct Compensation. Total direct compensation (salary, annual and long-term incentive. long-term retention, and long-term deferred compensation) is targeted at the median (50th percentile) level for similar positions at companies in TVA's peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons.

Considerations Specific to Mr. Johnson. At the beginning of 2014, the Committee, in consultation with its independent executive compensation consultant, Towers Watson, evaluated Mr. Johnson’s overall performance and then current compensation relative to TVA’s peer group to determine whether to recommend adjustments to Mr. Johnson’s compensation to the TVA Board for 2014. After a thorough review, including the consideration of chief executive officer median compensation data provided to the Committee by Towers Watson based on TVA’s peer group, the Committee recommended that the TVA Board approve the same compensation and incentive opportunities for Mr. Johnson for 2014 as for 2013. The 2014 compensation package for Mr. Johnson consisted of the following components: annual salary of $950,000, a target EAIP incentive opportunity of 100 percent of salary, a target ELTIP incentive opportunity of 150 percent of salary, a $300,000 credit under an LTDCP agreement, and an award of up to $325,000 under a performance arrangement (described in Other Agreements below).

The Committee made its recommendation based on the special place and mission of TVA and the belief that Mr. Johnson's compensation should be placed at greater risk than any other TVA executive (68 percent of overall target compensation).

 The chart below compares (i) the total direct compensation earned by Mr. Johnson for 2014; (ii) the 2014 compensation opportunity approved by the TVA Board for Mr. Johnson; and (iii) the chief executive officer median compensation data provided to the Committee by Towers Watson, based on TVA's peer group as discussed above.

CEO Peer Group Compensation Comparison
Compensation Component	TVA CEO (Johnson)Compensation Earned for 2014		TVA CEO (Johnson)Compensation Opportunity for 2014		2014 Towers Watson Chief Executive Officer Median Market Data Range (TVA Peer Group)(1)

Base Salary	$950,000		$950,000		$1,140,000

Total Annual Incentive	123%	(2)	100%	(2)	105%
			(target)		(target)

Total Cash Compensation	$2,118,500		$1,900,000		$2,337,000

Total Long-Term Incentive Compensation	150%	(3)	150%	(3)	415%
			(target)		(target)

Total Direct Compensation	$4,168,500	(4)	$3,950,000	(4)	$7,068,000

Notes
(1) Market assessment effective October 2013.
(2) Mr. Johnson's target EAIP award for 2014 was 100 percent of $950,000, and his actual award was 123 percent of this amount.
(3) For the 2012-2014 ELTIP performance cycle, Mr. Johnson's target ELTIP award was 150 percent of $950,000, and his actual award was 100 percent of this amount.
(4) Includes an annual credit of $300,000 provided under a January 2013 LTDCP agreement and an award of up to $325,000 provided under an additional performance based arrangement. In 2014, Mr. Johnson received the maximum award of $325,000. See information regarding the details of the LTDCP agreement following the Grants of Plan-Based Awards Table.

Pension Benefits. All Named Executive Officers are eligible to participate in the following qualified plans available to all annual TVA employees:

•Defined benefit plan

-	Original Benefit Structure ("OBS") for employees covered under the plan prior to January 1, 1996, with a pension based on a final average pay formula.

-
Cash Balance Benefit Structure ("CBBS") for employees first hired on or after January 1, 1996, and prior to July 1, 2014, with a pension based on an account that receives pay credits equal to 6 percent of compensation plus interest.

•Employer Automatic Benefit Structure

-
Employees who are first hired on or after July 1, 2014, or who are rehired on or after July 1, 2014, but who were previously not vested or who previously received their pension benefit in a lump-sum distribution, are participants in the Employer Automatic Benefit Structure ("EABS"). EABS members are eligible for a defined contribution retirement benefit in the 401(k) plan only and are not eligible to participate in the defined benefit plan.

•401(k) plan

-	For OBS members, TVA provides matching contributions of 25 cents on every dollar up to 1.5 percent of eligible compensation.

-	For CBBS members, TVA provides matching contributions of 75 cents on every dollar up to 4.5 percent of eligible compensation.

-
For EABS members, TVA provides an automatic, non-elective contribution of 4.5 percent of eligible compensation and matching contributions of 75 cents on every dollar up to 4.5 percent of eligible compensation.

•Fixed and Variable Funds for OBS and CBBS members.

The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group.

In addition to its qualified retirement plans, TVA has a Supplemental Executive Retirement Plan ("SERP") for selected executives who are critical to the ongoing success of the enterprise. TVA's SERP is a non-qualified plan similar to those used by most other companies in its peer group. The purpose of the SERP is to:

•	Provide a competitive retirement benefit level that cannot be delivered solely through TVA's qualified retirement plans due to IRS limitations.

•	Provide a benefit level (as a percentage replacement of pre-retirement pay) that is more comparable to that of employees who are not subject to the IRS limitations.

Because “compensation” as calculated for purposes of the SERP benefit includes EAIP awards earned by the participants, the SERP benefits are somewhat sensitive to TVA's performance achievements. Also, discretionary actions by the TVA Board or the CEO to reduce EAIP payouts could reduce SERP benefits.

More information regarding these retirement and pension plans is found following the Pension Benefits Table.

Perquisites. In 2014, Mr. Skaggs received a lump sum payment in lieu of any relocation benefits he would have been eligible to receive under TVA's relocation policy. These payments are reported in the "All Other Compensation" column in the Summary Compensation Table.

TVA did not provide other perquisites to the Named Executive Officers in 2014.

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

Other Arrangements. Three NEOs have approved arrangements which provide opportunities for additional compensation.

•
Mr. Johnson, upon appointment as CEO, has a TVA Board approved arrangement under which he would be eligible to receive an additional performance award of up to $325,000 per year based on the evaluation of his performance, which may be subjective and/or based on the achievement of defined short- and/or long-term goals. Under the arrangement, the TVA Board delegated to its Chair, in consultation with the Committee and with input from individual members of the TVA Board, the authority to set and approve any goals and the periods of performance for any such goals, evaluate the performance of Mr. Johnson subjectively and/or with respect to any goals, and approve any awards to Mr. Johnson.

The results of that review confirmed that Mr. Johnson delivered strong results in his second year as CEO:

-	He demonstrated capability to establish a clear direction and lead TVA;

-	Reduction in operations and maintenance costs throughout TVA in fiscal year 2014;

-	Improved operational performance and reliability of TVA's nuclear fleet; and

-	Best year ever for TVA's economic development efforts.

Based on these factors, the Chair approved an award to Mr. Johnson of $325,000 for 2014 under the performance arrangement.

•
Mr. Skaggs operates under a CEO-approved arrangement that will provide Mr. Skaggs a performance award in the amount of $300,000 if the Watts Bar Nuclear Unit 2 project is completed on or ahead of schedule and on or under budget as defined by the “Watts Bar Unit 2 Project Completion Plan,” as long as Mr. Skaggs remains in a position responsible for completion of the project. The scheduled project completion date is December 31, 2015, under the “Watts Bar Unit 2 Project Completion Plan.”

•
Mr. Pardee has a CEO-approved arrangement that provides additional awards of up to $200,000 per year based on the evaluation of performance that may be subjective and/or based on achievement of defined short-term and/or long-term goals. Under this arrangement, the President and CEO may set and approve goals and the periods of performance for such goals, evaluate performance subjectively and/or with respect to any goals, and approve any award. Based on these factors, the CEO approved an award to Mr. Pardee of $200,000 for 2014 under the performance incentive arrangement. Mr. Pardee was responsible for significant improvement of TVA's nuclear fleet and improving overall operational efficiency. For the first time since 2011, all three TVA nuclear plants are now operating under normal regulatory oversight levels. Mr. Pardee also ensured that TVA continued its top-decile safety performance, and Watts Bar Nuclear Unit 2 continues to be on schedule for completion within budget. Mr. Pardee was instrumental in driving the organizational restructuring which improved TVA's efficiency and operational effectiveness.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the Named Executive Officers in 2014 (and 2013 and 2012 as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)		All Other Compensation ($) (3)	Total ($)
William D. Johnson	2014	$950,000	—	—	—	$2,918,500		$435,830		$311,475	$4,615,805
President and Chief	2013	$712,500	—	—	—	$2,992,386	(4)	$2,063,395	(5)	$461,250	$6,229,531
Executive Officer	2012	$—	—	—	—	$—		$—		$—	$—

Charles G. Pardee	2014	$609,039	—	—	—	$1,164,875		$424,644		$211,475	$2,410,033
Executive Vice President	2013	$—	—	—	—	$—		$—		$—	$—
and Chief Operating Officer	2012	$—	—	—	—	$—		$—		$—	$—

John M. Thomas, III	2014	$539,038	—	—	—	$1,201,200		$349,173		$211,475	$2,300,886
Executive Vice President	2013	$522,000	—	—	—	$1,285,648	(6)	$161,119	(7)	$172,500	$2,141,267
and Chief Financial Officer	2012	$520,000	—	—	—	$997,277	(8)	$493,749	(9)	$203,349	$2,214,375

Joseph P. Grimes, Jr.	2014	$535,152	—	—	—	$729,317		$16,907		$311,475	$1,592,851
Executive Vice President	2013	$—	—	—	—	$—		$—		$—	$—
and Chief Nuclear Officer	2012	$—	—	—	—	$—		$—		$—	$—

Michael D. Skaggs	2014	$425,535	—	—	—	$744,942		$732,916		$186,475	$2,089,868
Senior Vice President,	2013	$416,596	—	—	—	$785,703	(10)	$212,967	(11)	$197,500	$1,612,766
Watts Bar Nuclear Operations and Construction	2012	$—	—	—	—	$—		$—		$—	$—

Notes
(1) The column includes the amounts below for 2014.

Non-Equity Incentive Plan Compensation

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

EAIP	$1,168,500	$598,920	$541,200	$516,810	$356,502
ELTIP	$1,425,000	$365,955	$660,000	$212,507	$388,440
PIA	$325,000	$200,000	$0	$0	$0
Total	$2,918,500	$1,164,875	$1,201,200	$729,317	$744,942

(2) This column includes the amounts listed below for 2014.

Change in Pension Value and Nonqualified Deferred Compensation Earnings

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

Increase under CBBS	$22,219	$18,979	$41,205	$16,907	$59,147
Increase under SERP	$413,611	$405,665	$307,968	$0	$673,769
Total	$435,830	$424,644	$349,173	$16,907	$732,916

(3) This column includes the amonts listed below. The amounts listed were earned over the 12-month period ended on September 30, 2014.

All Other Compensation

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

LTDCP Credit	$300,000	$200,000	$200,000	$150,000	$150,000
LTRIP Credit	$0	$0	$0	$150,000	$0
401(k)	$11,475	$11,475	$11,475	$11,475	$11,475
Lump-Sum Payment in Lieu of Relocation	$0	$0	$0	$0	$25,000
Other	$0	$0	$0	$0	$0
Total	$311,475	$211,475	$211,475	$311,475	$186,475

(4) Represents $805,766 awarded under the EAIP, $1,861,620 awarded under the ELTIP, and $325,000 awarded under a performance incentive arrangement. Although this $325,000 was disclosed in Item 11, Executive Compensation - Compensation Discussion and Analysis - Considerations Specific to Mr. Johnson and - Other Agreements and in the Grant of Plan-Based Awards Table in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “2013 Annual Report”), this amount was inadvertently not included in the Summary Compensation Table in the 2013 Annual Report. This amount was paid to Mr. Johnson in October 2014.
(5) Reflects increases of $12,066 under the CBBS and $2,051,329 under the SERP.
(6) Represents $470,454 awarded under the EAIP and $815,194 awarded under the ELTIP.
(7) Reflects a decrease of $16,374 under the CBBS and an increase of $177,493 under the SERP.
(8) Represents $468,000 awarded under the EAIP and $529,277 awarded under the ELTIP.
(9) Reflects increases of $58,777 under the CBBS and $434,972 under the SERP.
(10) Represents $297,763 awarded under the EAIP and $487,940 awarded under the ELTIP.
(11) Reflects a decrease of $18,824 under the CBBS and an increase of $231,791 under the SERP.

The following table provides information on non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive in the performance cycle ended in 2014.

Grants of Plan-Based Awards Table
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold (2) ($)	Target (2) ($)	Maximum (2) ($)

William D. Johnson	EAIP(3)	$475,000	$950,000	$1,425,000
	ELTIP(4)	$712,500	$1,425,000	$2,137,500
	PIA(7)	$0	$0	$325,000

Charles G. Pardee	EAIP(3)	$248,000	$496,000	$744,000
	ELTIP(4),(5)	$182,978	$365,955	$548,933
	PIA(8)	$0	$0	$200,000

John M. Thomas, III	EAIP(3)	$220,000	$440,000	$660,000
	ELTIP(4)	$330,000	$660,000	$990,000

Joseph P. Grimes, Jr.	EAIP(3)	$214,000	$428,000	$642,000
	ELTIP(4), (6)	$106,254	$212,507	$318,761

Michael D. Skaggs	EAIP(3)	$151,060	$302,120	$453,180
	ELTIP(4)	$194,220	$388,440	$582,660

Notes
(1)  TVA does not have any equity securities and therefore has no equity-based awards.
(2)  Threshold, Target, and Maximum represent amounts that could be earned by an NEO based on 2014 performance.
(3)  Target incentive opportunities as a percentage of salaries were as follows:  Mr. Johnson, 100 percent; Mr. Pardee 80 percent; Mr. Thomas, 80 percent; Mr. Grimes, 80 percent; and Mr. Skaggs, 70 percent.   Actual EAIP awards earned for performance in 2014 are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(4) Target incentive opportunities for the three-year performance cycle ended September 30, 2014, as a percentage of salaries were as follows: Mr. Johnson, 150 percent; Mr. Pardee 125 percent; Mr. Thomas, 120 percent; Mr. Grimes, 110 percent; and Mr. Skaggs, 90 percent.  ELTIP performance measures for the three-year cycle ended September 30, 2014, were Wholesale Rate Excluding Fuel, Load Not Served, and External Measures.  Actual ELTIP awards earned for the performance cycle ended on September 30, 2014, are reported for each of the Named Executive Officers under “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(5) Mr. Pardee's estimated possible payout under the ELTIP for the performance period ended September 30, 2014, is prorated based on the number of months he was a participant in the performance cycle (17). Accordingly, his possible payouts under the ELTIP are $182,978 for threshold ($387,500 X 17/36), $365,955 for target ($775,000 x 17/36), and $548,933 for maximum ($1,162,500 x 17/36).
(6) Mr. Grimes' estimated possible payout under the ELTIP for the performance period ended September 30, 2014, is prorated based on the number of months he was a participant in the performance cycle (13). Accordingly, his possible payouts under the ELTIP are $106,254 for threshold ($294,250 x 13/36), $212,507 for target ($588,500 x 13/36), and $318,761 for maximum ($822,750 x 13/36).
(7) Reflects the maximum award amount Mr. Johnson was eligible to receive under a performance incentive arrangement described in Compensation Discussion and Analysis - Executive Compensation Program Components - Other Agreements. The actual award to be paid to Mr. Johnson is reported under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.
(8) Reflects the maximum award amount Mr. Pardee was eligible to receive under a performance incentive arrangement described in Compensation Discussion and Analysis - Executive Compensation Program Components - Other Agreements. The actual award to be paid to Mr. Pardee is reported under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.

Awards under the EAIP, ELTIP, and PIA will be paid in cash during the first quarter of 2015.

Long-Term Deferred Compensation Plan

The TVA Long-Term Deferred Compensation Plan offers incentives to executives to encourage them to stay with TVA and to provide competitive levels of total direct compensation to such executives.  Participating executives enter agreements in which deferred compensation credits are made to an account in the participant's name.  Credits are made on an annual basis for an established period of time.  Interest is credited daily to the balance reflected in the participant's deferral account.  Interest is calculated based on the composite rate of all marketable U.S. Treasury issues.  Alternatively, participants may choose to have their balance adjusted based on the return on certain mutual funds.  Credits vest after a period fixed in the agreement, and distribution is based on the election made at the time the agreement is entered. A summary of the LTDCP agreements, some of which are reflected in the Summary Compensation Table for the Named Executive Officers, is listed below. The date and amount of each credit, as well as the vesting of each award, is outlined in the table.  See also the Nonqualified Deferred Compensation Table below, which also includes information with respect to amounts credited under these and prior LTDCP agreements.

Long-Term Deferred Compensation
	2011	2012	2013	2014	2015	2016
Mr. Johnson			01/01/2013 credit of $300,000. Vested 09/30/2013.(1)	10/01/2013 credit of $300,000. Vested 09/30/2014.(1)	10/01/2014 credit of $300,000. Vests 09/30/2015.(1)

Mr. Pardee			05/01/2013 credit of $200,000. Vests 12/31/2016.(2)	01/01/2014 credit of $200,000. Vests 12/31/2016.(2)	01/01/2015 credit of $200,000. Vests 12/31/2016.(2)	01/01/2016 credit of $200,000. Vests 12/31/2016.(2)

Mr. Thomas	10/01/2010 credit of $50,000. Vested 09/30/2013.(3)	10/01/2011 credit of $100,000. Vested 09/30/2013.(3) 01/01/2012 credit of $50,000. Vested 12/31/2012.(3)	10/01/2012 credit of $100,000. Vested 09/30/2013.(3) 05/01/2013 credit of $50,000. Vested 04/30/2014.(3)	03/01/2014 credit of $200,000. Vests 12/31/2014.(3)

Mr. Grimes			09/01/2013 credit of $250,000. Vests 12/31/2015.(4)	01/01/2014 credit of $150,000. Vests 12/31/2015.(4)	01/01/2015 credit of $150,000. Vests 12/31/2015.(4)

Mr. Skaggs			10/01/2012 credit of $100,000. Vested 09/30/2014.(5) 03/01/2013 credit of $50,000. Vests 12/31/2016.(6)	10/01/2013 credit of $100,000. Vested 09/30/2014.(5) 01/01/2014 credit of $50,000. Vests 12/31/2016.(6)	01/01/2015 credit of $150,000. Vests 12/31/2016.(6)	01/01/2016 credit of $150,000. Vests 12/31/2016.(6)

Notes
(1) Each credit, and earnings on such credit, were or will be distributed to Mr. Johnson in a lump sum at the time of vesting. In the event TVA terminates Mr. Johnson's employment during the term of the LTDCP agreement through no act or delinquency of his own, the agreement will be terminated as of the date of termination, no further credits will be made under it, and any credits in his account from this agreement including earnings on such credit will become vested. If Mr. Johnson voluntarily terminates his employment or TVA terminates Mr. Johnson's employment for cause prior to the expiration of the agreement, then any unvested credit, and earnings on such credit, in Mr. Johnson's account will be forfeited.
(2) Mr. Pardee will vest in these credits only if he remains employed by TVA until the expiration of the LTDCP agreement on December 31, 2016. All vested credits, and earnings on such credits, will be distributed to him in five annual installments following his separation from service with TVA. In the event TVA terminates Mr. Pardee’s employment during the term of a LTDCP agreement through no act or delinquency of his own, any credits under the agreement and earnings on such credits in Mr. Pardee’s account at the time of termination will become vested and distributed to him in five annual installments. If Mr. Pardee voluntarily terminates his employment or TVA terminates Mr. Pardee's employment for cause prior to the expiration of the applicable agreement, then all credits under that agreement, and earnings on such credits, in Mr. Pardee’s account may be forfeited.
(3)  Mr. Thomas has elected for all credits and earnings on credits to be paid out in a lump-sum upon vesting.

(4)  Mr. Grimes will vest in these credits only if he remains employed by TVA until the expiration of the LTDCP agreement on December 31, 2015. All vested credits, and earnings on such credits, will be distributed to him in a lump sum following his separation from service with TVA. In the event TVA terminates Mr. Grimes’ employment during the term of a LTDCP agreement through no act or delinquency of his own, any credits under the agreement and earnings on such credits in Mr. Grimes’ account at the time of termination will become vested and distributed to him in a lump-sum. If Mr. Grimes voluntarily terminates his employment or TVA terminates Mr. Grimes’ employment for cause prior to the expiration of the applicable agreement, then all credits under that agreement, and earnings on such credits, in Mr. Grimes’ account may be forfeited.
(5) Mr. Skaggs vested in these credits on September 30, 2014. Credits, and earnings on such credits, will be distributed to Mr. Skaggs in ten annual installments upon separation of service.
(6) Mr. Skaggs will vest in these credits only if he remains employed by TVA until the expiration of the LTDCP agreement on December 31, 2016. All vested credits, and earnings on such credits, will be distributed to him in ten annual installments following his separation from service with TVA. In the event TVA terminates Mr. Skaggs' employment during the term of a LTDCP agreement through no act or delinquency of his own, any credits under the agreement and earnings on such credits in Mr. Skaggs' account at the time of termination will become vested and distributed to him in ten annual installments. If Mr. Skaggs voluntarily terminates his employment or TVA terminates Mr. Skaggs' employment for cause prior to the expiration of the applicable agreement, then all credits under that agreement, and earnings on such credits, in Mr. Skaggs' account may be forfeited.

Retirement and Pension Plans

The table below provides the actuarial present value of the Named Executive Officers' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2014, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 20.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service(1) (#)		Present Value of Accumulated Benefit ($)	Payments During Last Year ($)

William D. Johnson	(1) Qualified Plan – CBBS	1.750	(2)	$34,285	$0
	(2) Non-Qualified – SERP Tier 1	6.750	(2)	$2,464,940	$0
Charles G. Pardee	(1) Qualified Plan – CBBS	1.417	(3)	$35,420	$0
	(2) Non-Qualified – SERP Tier 1	6.417	(3)	$1,043,387	$0
John M. Thomas, III	(1) Qualified Plan – CBBS	8.833		$210,342	$0
	(2) Non-Qualified – SERP Tier 1	8.833		$1,374,226	$0
Joseph P. Grimes, Jr.	(1) Qualified Plan – CBBS	1.083		$20,182	$0
	(2) Non-Qualified – SERP Tier 1	1.083		$0	$0
Michael D. Skaggs	(1) Qualified Plan – CBBS	20.583		$452,477	$0
	(2) Non-Qualified – SERP Tier 1	20.583		$2,545,977	$0

Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Johnson has been granted five additional years of credited service for pre-TVA employment, and the offset for prior employer pension benefits associated with the additional five years of credited service has been waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes. As of September 30, 2014, the present value of this benefit was $2,464,940. Without the additional years of credited service, the present value of Mr. Johnson's accumulated benefit would be $437,232.
(3) Mr. Pardee has been granted five additional years of credited service for pre-TVA employment, and the offset for prior employer pension benefits associated with the additional five years of credited service has been waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes. As of September 30, 2014, the present value of this benefit was $1,043,387. Without the additional years of credited service, the present value of Mr. Pardee's accumulated benefit would be $72,853.

Qualified Retirement Plans.  TVA sponsors a qualified defined benefit plan and a qualified defined contribution 401(k) plan which are administered by the Tennessee Valley Authority Retirement System ("TVARS").  The retirement benefits have three structures -- the OBS, the CBBS, and the EABS.  Participation in the OBS is limited to employees who were hired prior to January 1, 1996.  All employees first hired by TVA on or after January 1, 1996, and prior to July 1, 2014, participate in the CBBS.  All employees first hired by TVA on or after July 1, 2014, or rehired by TVA on or after July 1, 2014, but who were previously not vested or who previously received their pension benefit in a lump-sum distribution, participate in the EABS, which provides for a defined contribution retirement benefit in the 401(k) plan only. TVARS rules and IRS regulations set limits on employee and employer contributions and compensation that can be counted in benefit calculations.

CBBS. All Named Executive Officers are members of the CBBS, under which each member has a cash balance account that receives pay credits equal to six percent of compensation each pay period (every two weeks).  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table. The compensation in 2014 could not exceed $255,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1.  The interest rate is three percent greater than the percentage increase in the 12-month average of the Consumer Price Index for the period ended on the previous October 31.  The minimum interest rate is six percent and the maximum interest rate is 10 percent unless the TVARS Board of Directors, with TVA's approval, selects a higher interest rate.  When a member elects to begin receiving retirement benefits, the cash balance account is converted to a monthly pension payment by dividing the ending value of the cash balance account by a conversion factor set forth in the plan based on the member's actual age in years and months.

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

OBS. None of the Named Executive Officers is a member of the OBS.

EABS. None of the Named Executive Officers is a member of the EABS.

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

The TVA Sponsored 401(k) Plan.  Members of the TVA Retirement System, including the Named Executive Officers, may elect to participate in the TVA Retirement System's 401(k) plan on a before-tax, after-tax and/or Roth basis.  For OBS members, TVA provides a matching contribution of $0.25 on every dollar contributed on a before-tax, after-tax, and/or Roth basis, up to 1.5 percent of the participant's annual salary. For CBBS members, TVA provides a matching contribution of $0.75 on every dollar contributed on a before-tax, after-tax, and/or Roth basis, up to 4.5 percent of the participant's annual salary. For EABS members, TVA provides an automatic, non-elective contribution of 4.5 percent of eligible compensation and matching contributions of 75 cents on every dollar up to 4.5 percent of eligible compensation. Any eligible member must have three years of TVA service to be vested in matching contributions and any employer automatic contributions from TVA.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2014 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the Named Executive Officers in 2014 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in 2014 ($)	Registrant Contributions in 2014 ($)	Aggregate Earnings in 2014(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at September 30 2014(2) ($)
William D. Johnson	$0	$300,000	$6,044	$304,660	$306,027
Charles G. Pardee	$0	$200,000	$6,719	$0	$408,407
John M. Thomas, III	$0	$200,000	$2,921	$310,857	$202,382
Joseph P. Grimes, Jr.	$0	$150,000	$7,319	$0	$407,478
Michael D. Skaggs	$0	$150,000	$204,997	$0	$3,605,365

Notes
(1) Includes vested and unvested earnings. Because none of the amounts is above market earnings under SEC rules, none of these amounts is included in the Summary Compensation Table.
(2)  Includes vested and unvested contributions and earnings.

TVA normally allows participants in the EAIP, ELTIP, and LTDCP to defer all or a portion of the compensation earned under those plans and eligible for deferral under plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more of several notional investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues.  Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Participants in the EAIP and ELTIP, including the Named Executive Officers, were not allowed to elect to defer any portion of their awards received under the plans for 2014.

Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability

The tables below show certain potential payments that would have been made to each Named Executive Officer if his employment had been terminated on September 30, 2014, under various scenarios.  All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

William D. Johnson	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$—		$1,900,000		$—	$—
LTDCP	$306,027		$306,027		$306,027	$306,027
SERP	$—	(2)	$—	(2)	$—	$2,464,940	(3)
Deferred Compensation	$—		$—		$—	$—
Total Value of Potential Payments	$306,027		$2,206,027		$306,027	$2,770,967
Notes
(1)  In October 2012, TVA entered into an arrangement with Mr. Johnson that provides a lump-sum payment equal to one year's annual salary and one year's executive annual incentive based on 100 percent target payout in the event TVA terminates his employment without cause. For purposes of this provision, termination without cause includes constructive termination which will be deemed to occur if Mr. Johnson terminates his employment because he is asked to take a new position with TVA with a material reduction in level of authority, duties, compensation, and benefits. This provision will not apply, and no lump-sum payment will be made, in the event Mr. Johnson voluntarily terminates his employment or voluntarily retires, or his employment is terminated “for cause” as defined in the agreement.
(2)  The five-year vesting requirement has not been met.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.

Charles G. Pardee	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$—		$—		$—	$—
LTDCP	$—		$408,407		$—	$408,407
SERP	$—	(2)	$—	(2)	$—	$1,043,387	(3)
Deferred Compensation	$—		$—		$—	$—
Total Value of Potential Payments	$—		$408,407		$—	$1,451,794
Notes
(1)  Mr. Pardee does not have a severance agreement with TVA.
(2)  The five-year vesting requirement has not been met.
(3)  Represents the present value of the accumulated benefit.  In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.

John M. Thomas, III	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$—		$—		$—	$—
LTDCP	$—		$202,382		$—	$202,382
SERP	$1,374,226	(2)	$1,374,226	(2)	$—	$1,374,226	(3)
Deferred Compensation	$—		$—		$—	$—
Total Value of Potential Payments	$1,374,226		$1,576,608		$—	$1,576,608
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

Joseph P. Grimes, Jr.	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$—		$535,000		$—	$—
LTDCP	$—		$407,478		$—	$407,478
SERP	$—	(2)	$—	(2)	$—	$—	(2)
Deferred Compensation(4)	$—		$—		$—	$—
Total Value of Potential Payments	$—		$942,478		$—	$407,478
Notes
(1)  In June, 2013, TVA entered into an arrangement with Mr. Grimes that provides a lump-sum payment equal to one year's annual salary in the event TVA terminates Mr. Grimes' employment without cause.
(2)  The five-year vesting requirement has not been met.

Michael D. Skaggs	Retirement/Resignation		Termination without Cause		Termination with Cause	Death/ Disability
Severance Agreement(1)	$—		$—		$—	$—
LTDCP	$—		$735,284		$—	$735,284
SERP	$2,545,977	(2)	$2,545,977	(2)	$—	$2,545,977	(3)
Deferred Compensation(4)	$2,870,082		$2,870,082		$2,870,082	$2,870,082
Total Value of Potential Payments	$5,416,059		$6,151,343		$2,870,082	$6,151,343
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

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the United States Government.  As discussed under Compensation Discussion and Analysis — Executive Compensation Program Components — Federal Salary Freeze, pursuant to federal legislation, a three-year freeze on these statutory pay adjustments to TVA director stipends applied to calendar years 2011, 2012, and 2013. In 2014, the stipend for TVA directors was increased to $49,400 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased to $50,500 per year; or (2) the director is the Chair of the TVA Board, in which case the stipend was increased to $55,000 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 14, 2014, are listed below:

TVA Board Annual Stipends
Name	Annual Stipend ($)

Marilyn A. Brown	$49,400
V. Lynn Evans	$50,500
Barbara S. Haskew	$50,500
Richard C. Howorth	$50,500
C. Peter Mahurin	$50,500
Michael R. McWherter	$49,400
Joe H. Ritch	$55,000
William B. Sansom	$50,500

The following table provides information on the compensation received by TVA’s directors during 2014

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation ($)	Total ($)
Marilyn A. Brown	$49,246	—	—	—	—	$549	$49,795
V. Lynn Evans	$50,186	—	—	—	—	$2,792	$52,978
Barbara S. Haskew(2)	$50,346	—	—	—	—	$2,305	$52,651
Richard C. Howorth	$50,524	—	—	—	—	$2,885	$53,409
C. Peter Mahurin	$50,524	—	—	—	—	$562	$51,086
Michael R. McWherter	$49,246	—	—	—	—	$549	$49,795
Joe H. Ritch	$52,081	—	—	—	—	$2,989	$55,070
William B. Sansom(2)	$53,289	—	—	—	—	$2,427	$55,716

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
(2) Mr. Sansom and Ms. Haskew's terms expired in May 2014, but they are entitled to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

The directors are not eligible to participate in any incentive programs available to TVA employees.  The directors do not participate in the TVA Retirement System and do not participate in TVA's SERP.  However, as appointed officers of the United States government, the directors are members of the Federal Employees Retirement System ("FERS").  FERS is a tiered retirement plan that includes three components: (1) Social Security benefits, (2) the Basic Benefit Plan, and (3) the Thrift Savings Plan ("TSP").  As members of FERS, each director is required to make a mandatory small percentage contribution of his or her stipend to the Basic Benefit Plan in the amount of 0.8 percent for those directors appointed prior to January 1, 2013, 3.1 percent for those directors appointed between January 1, 2013, and December 31, 2013, and 4.4 percent for those directors appointed on or after January 1, 2014.

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

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following three directors: Barbara S. Haskew, Chair, V. Lynn Evans, and C. Peter Mahurin.

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

Related Party Transactions

Conflict of Interest Provisions

All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government.  Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of Executive Branch (5 C.F.R. part 2635) ("Standards of Ethical Conduct") form the basis of TVA’s policies and procedures for the review, approval, or ratification of related party transactions.  The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA’s directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other official particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest.  Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee’s services, or (2) interests which are determined in writing, after full disclosure and on a case by case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee’s services for TVA.  In accordance with the statute, individual waiver determinations are made by the official responsible for the employee’s appointment.  In the case of TVA directors, the determination may be made by the Chair of the TVA Board, and in the case of the Chair of the TVA Board, the determination may be made by the Counsel to the President of the United States.

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

Additionally, the TVA Board approved a written conflict of interest policy that applies to all TVA employees, including TVA’s directors and executive officers.  The conflict of interest policy reaffirms the requirement that all TVA employees must comply with applicable federal conflict of interest laws, regulations, and policies.  It also establishes an additional policy that is applicable to TVA’s directors and CEO, which provides as follows:

In addition to the law and policy applicable to all TVA employees, TVA Directors and the CEO shall comply with the following additional policy restricting the holding of certain financial interests:

1. For purposes of this policy, “financial interest” means an interest of a person, or of a person’s spouse or minor child, arising by virtue of investment or credit relationship, ownership, employment, consultancy, or fiduciary relationship such as director, trustee, or partner. However, financial interest does not include an interest in TVA or any interest:
•comprised solely of a right to payment of retirement benefits resulting from former employment or fiduciary relationship,
•arising solely by virtue of cooperative membership or similar interest as a consumer in a distributor of TVA power, or
•arising by virtue of ownership of publicly traded securities:

▪	of any single entity with a value of $25,000 or less, or

▪	of a parent entity with one or more subsidiaries covered by this Policy that collectively contribute to a proportionate owned value of the parent’s securities in an amount of $25,000 or less, or

▪	of a diversified mutual fund with a value of any amount, or

▪
of a sector mutual fund, exchange traded fund, or similar investment fund with a value of any amount, provided the fund is not primarily focused on the wholesale or retail generation, transmission, or sale of electricity in North America).

2. Directors and the CEO shall not hold a financial interest in any distributor of TVA power.

3. Directors and the CEO shall not hold a financial interest in any entity engaged primarily in the wholesale or retail generation, transmission, or sale of electricity, except where substantially all such business is conducted outside of North America.

4. Directors and the CEO shall not hold a financial interest in any entity that may reasonably be perceived as likely to be adversely affected by the success of TVA as a producer or transmitter of electric power.

5. Any action taken or interest held that creates, or may reasonably be perceived as creating, a conflicting financial interest restricted by this additional policy applicable to TVA Directors and the CEO shall immediately be disclosed to the Chair of the Board of Directors and the Chair of the committee exercising the function of the audit committee of the Board. Subject to any commitment made in connection with appointment to office or other requirement of law, a newly appointed Director or CEO shall proceed promptly with arrangements to divest the conflicting financial interest but should in any event conclude such divestiture within one year from the date of assuming office. The audit committee shall be responsible for initially reviewing all other such disclosures and making recommendations to the entire Board on what action, if any, should be taken. The entire Board, without the vote of any Director(s) involved, shall determine the appropriate action to be taken. No such review, recommendation, or determination is required, however, where an inadvertent violation is promptly remedied upon discovery and reported to the Chair of the Board of Directors and the Chair of the audit committee as provided herein.

6. Any waiver of this additional policy applicable to TVA Directors and the CEO may be made only by the Board, and will be disclosed promptly to the public, subject to the limitations on disclosure imposed by law.

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of “related parties” for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the DOE.  See Item 1, Business and Note 22.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2014. This credit facility matures on September 30, 2015 and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 13 — Credit Facility Agreements.

In addition, TVA is required by the 1959 amendment to the TVA Act to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Program Appropriation Investment until $1.0 billion of the Power Program Appropriation Investment has been repaid. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. TVA will indefinitely continue to make payments to the U.S. Treasury as a return on the remaining $258 million of the Power Program Appropriation Investment.  See Note 17 — Appropriation Investment.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for the audit and audit-related services for the years ended September 30, 2014 and 2013.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	All Other Fees	Total
2014	Ernst & Young LLP	$2,678,461	$—	—	$2,678,461
2013	Ernst & Young LLP	$2,492,101	$—	—	$2,492,101

Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; audit of TVA's federal closing package for the preparation and audit of the 2013 and 2014 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters.

The TVA Board has an Audit, Risk, and Regulation Committee.  Under the TVA Act, the Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA’s Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA’s external auditor for the 2013 and 2014 audits and other related services, and the TVA Board approved these recommendations.

TVA has a policy (the “Policy”) that requires all auditing services and permissible non-audit services provided by the external auditor be pre-approved by the Audit, Risk, and Regulation Committee. The Policy also lists the following services as ones the external auditor is not permitted to perform. The prohibited non-audit services are:

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
• Legal services and expert services unrelated to the audit; and
• Any other services that the Public Company Accounting Oversight Board determines, by regulation, are impermissible.

The Policy also delegates to the Chair of the Audit, Risk, and Regulation Committee the authority to pre-approve a permissible service so long as the amount of the service does not exceed $100,000 and the total amount of services pre-approved during the year by the Chair does not exceed $200,000. The Chair must report for informational purposes the services pre-approved under this provision at the Audit, Risk, and Regulation Committee’s next meeting.

The Audit, Risk, and Regulation Committee pre-approved all audit services for 2013 and 2014.

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
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, Among TVA, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, The Royal Bank of Scotland plc, UBS AG, Stamford Branch, Mizuho Corporate Bank, Ltd., Wells Fargo Bank, National Association, The Bank of Nova Scotia, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.4
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.5
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.6	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.9
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.10
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.18*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.19
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.20
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.21
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.22*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.23
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.32 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.24
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.25*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.26*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.28†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.29†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.30†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.32†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Retention Incentive Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.35†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.36†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.37†	Offer Letter to Joseph P. Grimes, Jr., Dated as of June 18, 2013

10.38†	Deferred Agreement Between TVA and William D. Johnson Dated as of January 1, 2013

10.39†
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

10.41†
Third Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.42†
Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.43†	Fifth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of February 27, 2014

10.44†	Deferred Agreement Between TVA and Charles G. Pardee Dated as of April 23, 2013

10.45†	Deferred Agreement Between TVA and Joseph P. Grimes, Jr., Dated as of September 5, 2013

10.46†
First Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010 (Incorporated by reference to Exhibit 10.61 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.47†
Second Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.62 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

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

Date:	November 14, 2014		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Johnson	President and Chief Executive Officer	November 14, 2014
William D. Johnson	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 14, 2014
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 14, 2014
Diane Wear	(Principal Accounting Officer)

/s/ Joe H. Ritch	Chair	November 14, 2014
Joe H. Ritch

/s/ Marilyn A. Brown	Director	November 14, 2014
Marilyn A. Brown

/s/ V. Lynn Evans	Director	November 14, 2014
V. Lynn Evans

/s/ Barbara S. Haskew	Director	November 14, 2014
Barbara S. Haskew

/s/ Richard C. Howorth	Director	November 14, 2014
Richard C. Howorth

/s/ C. Peter Mahurin	Director	November 14, 2014
C. Peter Mahurin

/s/ Michael R. McWherter	Director	November 14, 2014
Michael R. McWherter

/s/ William B. Sansom	Director	November 14, 2014
William B. Sansom

EXHIBIT INDEX

Exhibit No.	Description
3.1
Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (Incorporated by reference to Exhibit 3.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, File No. 000-52313)

3.2
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014

4.1
Basic Tennessee Valley Authority Power Bond Resolution Adopted by the TVA Board of Directors on October 6, 1960, as Amended on September 28, 1976, October 17, 1989, and March 25, 1992 (Incorporated by reference to Exhibit 4.1 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.1
$1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on June 28, 2012, File No. 000-52313)

10.2
Amendment Dated as of December 12, 2012, to $1,000,000,000 Spring Maturity Credit Agreement Dated as of June 25, 2012, among TVA, The Bank of New York Mellon as Administrative Agent, Letter of Credit Issuer, and a Lender, Bank of America, N.A., Canadian Imperial Bank of Commerce, New York Agency, First Tennessee Bank National Association, Morgan Stanley Bank, N.A., and Toronto Dominion (New York) LLC (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.3
$1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012, Among TVA, Royal Bank of Canada, as Administrative Agent, Letter of Credit Issuer, and a Lender, The Royal Bank of Scotland plc, UBS AG, Stamford Branch, Mizuho Corporate Bank, Ltd., Wells Fargo Bank, National Association, The Bank of Nova Scotia, and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on December 17, 2012, File No. 000-52313)

10.4
Assignment and Assumption Agreement Dated as of April 30, 2014, Between UBS AG, Stamford Branch, and Sumitomo Mitsui Banking Corporation Relating to $1,000,000,000 Winter Maturity Credit Agreement Dated as of December 13, 2012 (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.5
$500,000,000 April 2018 Maturity Credit Agreement Dated as of April 5, 2013, among TVA, Bank of America, N.A., as Administrative Agent, Letter of Credit Issuer, and a Lender, and the Other Lenders Party Thereto (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 10, 2013, File No. 000-52313)

10.6	TVA Discount Notes Selling Group Agreement (Incorporated by reference to Exhibit 10.2 to TVA’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 000-52313)

10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.9
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.10
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.11
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.18*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.19
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.20
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.21
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.22*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.23
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.32 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.24
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.25*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.26*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007 (Incorporated by reference to Exhibit 99.3 to TVA's Current Report on Form 8-K filed on December 11, 2007, File No. 000-52313)

10.28†	Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.29†
Amendment Dated as of August 16, 2011, to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Current Report on Form 8-K filed on August 22, 2011, File No. 000-52313)

10.30†	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.31†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.32†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Retention Incentive Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter March 31, 2014, File No. 000-52313)

10.35†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.36†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.37†	Offer Letter to Joseph P. Grimes, Jr., Dated as of June 18, 2013

10.38†	Deferred Agreement Between TVA and William D. Johnson Dated as of January 1, 2013

10.39†
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

10.41†
Third Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.42†
Fourth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.43†	Fifth Deferral Agreement Between TVA and John M. Thomas, III, Dated as of February 27, 2014

10.44†	Deferred Agreement Between TVA and Charles G. Pardee Dated as of April 23, 2013

10.45†	Deferred Agreement Between TVA and Joseph P. Grimes, Jr., Dated as of September 5, 2013

10.46†
First Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010 (Incorporated by reference to Exhibit 10.61 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.47†
Second Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.62 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

14.1	Disclosure and Financial Ethics Code (Incorporated by reference to Exhibit 14 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

14.2	TVA Conflict of Interest Policy, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

† Management contract or compensatory arrangement.

* Certain schedule(s) and/or exhibit(s) have been omitted.  The Tennessee Valley Authority hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.