Form 10-Q
period 2014-12-31
Tennessee Valley Authority
filed 2015-02-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	42
Executive Overview...............................................................................................................................................................	42
Results of Operations............................................................................................................................................................	42
Liquidity and Capital Resources............................................................................................................................................	46
Key Initiatives and Challenges..............................................................................................................................................	50
Environmental Matters..........................................................................................................................................................	54
Legal Proceedings................................................................................................................................................................	55
Off-Balance Sheet Arrangements.........................................................................................................................................	55
Critical Accounting Policies and Estimates...........................................................................................................................	56
New Accounting Standards and Interpretations....................................................................................................................	56
Corporate Governance..........................................................................................................................................................	56
Legislative and Regulatory Matters.......................................................................................................................................	57

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	57

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	58
Disclosure Controls and Procedures......................................................................................................................................	58
Changes in Internal Control over Financial Reporting............................................................................................................	58

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	59

ITEM 1A. RISK FACTORS...........................................................................................................................................................	59

ITEM 6. EXHIBITS.......................................................................................................................................................................	60

SIGNATURES...............................................................................................................................................................................	61

EXHIBIT INDEX............................................................................................................................................................................	62

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCOLA	Combined construction and operating license application
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COLA	Cost-of-living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DOE	Department of Energy
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
LTDCP	Long-Term Deferred Compensation Plan
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)

PM	Particulate matter
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation, LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco, LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Board of Water Quality, Oil, and Gas
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•	Purchased power price volatility and disruption of purchased power supplies;

•	Events which affect the supply of water for TVA's generation facilities;

•	Changes in TVA's determinations of the appropriate mix of generation assets;

•	TVA's organizational transformation efforts or cost reduction efforts not being fully successful;

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets, including Watts Bar Nuclear Plant ("Watts Bar") Unit 2;

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

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, ownership, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Unit 2 and preserving Bellefonte Nuclear Plant ("Bellefonte") Unit 1 for possible completion, or cause TVA to forego future construction at these or other facilities;

•	Loss of quorum of the TVA Board of Directors; and

•	Unforeseeable events.

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Annual Report”), and
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2015, 2014, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

Notes

References to “Notes” are to the Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements in this Quarterly Report.

Available Information

TVA's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K for the preceding five years, as well as all amendments to those reports, are available on TVA's web site, free of charge, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC").  TVA's web site is www.tva.gov.  Information contained on TVA’s web site shall not be deemed to be incorporated into, or to be a part of, this Quarterly Report.  All TVA SEC reports are available to the public without charge from the web site maintained by the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended December 31
(in millions)

	2014	2013
Operating revenues
Revenue from sales of electricity	$2,375	$2,350
Other revenue	36	32
Total operating revenues	2,411	2,382
Operating expenses
Fuel	550	543
Purchased power	233	251
Operating and maintenance	688	807
Depreciation and amortization	452	441
Tax equivalents	124	122
Total operating expenses	2,047	2,164
Operating income	364	218
Other income (expense), net	9	14
Interest expense
Interest expense	342	339
Allowance for funds used during construction	(50)	(40)
Net interest expense	292	299
Net income (loss)	$81	$(67)
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three months ended December 31
(in millions)

	2014	2013

Net income (loss)	$81	$(67)
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(15)	20
Reclassification to earnings from cash flow hedges	38	(22)
Total other comprehensive income (loss)	$23	$(2)
Total comprehensive income (loss)	$104	$(69)
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2014	September 30, 2014
Current assets	(Unaudited)
Cash and cash equivalents	$499	$500
Restricted cash and investments	—	19
Accounts receivable, net	1,370	1,676
Inventories, net	1,130	1,056
Regulatory assets	564	481
Other current assets	59	56
Total current assets	3,622	3,788

Property, plant, and equipment
Completed plant	47,937	47,564
Less accumulated depreciation	(24,918)	(24,589)
Net completed plant	23,019	22,975
Construction in progress	6,190	5,951
Nuclear fuel	1,422	1,322
Capital leases	100	102
Total property, plant, and equipment, net	30,731	30,350

Investment funds	2,028	1,981

Regulatory and other long-term assets
Regulatory assets	9,043	8,994
Other long-term assets	509	483
Total regulatory and other long-term assets	9,552	9,477

Total assets	$45,933	$45,596
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2014	September 30, 2014
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,607	$2,029
Environmental cleanup costs - Kingston ash spill	12	21
Accrued interest	338	380
Current portion of leaseback obligations	75	75
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	174	184
Short-term debt, net	1,117	596
Current maturities of power bonds	1,057	1,032
Current maturities of long-term debt of variable interest entities	32	32
Total current liabilities	4,512	4,449

Other liabilities
Post-retirement and post-employment benefit obligations	5,862	5,839
Asset retirement obligations	3,095	3,089
Other long-term liabilities	2,194	1,962
Leaseback obligations	616	616
Energy prepayment obligations	285	310
Total other liabilities	12,052	11,816

Long-term debt, net
Long-term power bonds, net	21,883	21,948
Long-term debt of variable interest entities	1,279	1,279
Total long-term debt, net	23,162	23,227

Total liabilities	39,726	39,492

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	5,323	5,240
Total power program proprietary capital	5,581	5,498
Nonpower programs appropriation investment, net	598	601
Accumulated other comprehensive income (loss)	28	5
Total proprietary capital	6,207	6,104

Total liabilities and proprietary capital	$45,933	$45,596
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the three months ended December 31
 (in millions)

	2014	2013
Cash flows from operating activities
Net income (loss)	$81	$(67)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	463	452
Amortization of nuclear fuel cost	72	71
Non-cash retirement benefit expense	84	145
Prepayment credits applied to revenue	(25)	(25)
Fuel cost adjustment deferral	(6)	(55)
Fuel cost tax equivalents	(9)	(7)
Environmental cleanup costs – Kingston ash spill – non cash	12	17
Changes in current assets and liabilities
Accounts receivable, net	311	164
Inventories and other, net	(120)	(44)
Accounts payable and accrued liabilities	(348)	(182)
Accrued interest	(42)	(41)
Regulatory assets costs	(12)	(33)
Environmental cleanup costs – Kingston ash spill	(9)	(22)
Insurance recoveries	50	150
Other, net	(29)	(15)
Net cash provided by operating activities	473	508
Cash flows from investing activities
Construction expenditures	(751)	(560)
Nuclear fuel expenditures	(219)	(242)
Loans and other receivables
Advances	(10)	—
Repayments	2	2
Other, net	(20)	—
Net cash used in investing activities	(998)	(800)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(4)	(7)
Short-term debt issues (redemptions), net	521	(607)
Payments on leases and leasebacks	(2)	(2)
Payments to U.S. Treasury	(1)	(4)
Other, net	10	1
Net cash (used in) provided by financing activities	524	(619)
Net change in cash and cash equivalents	(1)	(911)
Cash and cash equivalents at beginning of period	500	1,602
Cash and cash equivalents at end of period	$499	$691

Supplemental Disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$237	$206

The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended December 31, 2014 and 2013
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	(65)	(2)	—	(67)
Total other comprehensive income (loss)	—	—	—	(2)	(2)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(3)	—	—	—	(3)
Balance at December 31, 2013 (unaudited)	$265	$4,701	$607	$1	$5,574

Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	84	(3)	—	81
Total other comprehensive income (loss)	—	—	—	23	23
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2014 (unaudited)	$258	$5,323	$598	$28	$6,207
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

The power program has historically been separate and distinct from the stewardship programs.  It is required to be self-supporting from power revenues and proceeds from power financings, such as proceeds from the issuance of bonds, notes, or other evidences of indebtedness ("Bonds").  Although TVA does not currently receive congressional appropriations, it is required to make annual payments to the U.S. Department of the Treasury ("U.S. Treasury") as a return on the government's appropriation investment in TVA's power facilities (the "Power Program Appropriation Investment").  In the 1998 Energy and Water Development Appropriations Act, Congress directed TVA to fund essential stewardship activities related to its management of the Tennessee River system and nonpower or stewardship properties with power revenues in the event that there were insufficient appropriations or other available funds to pay for such activities in any fiscal year.  Congress has not provided any appropriations to TVA to fund such activities since 1999.  Consequently, during 2000, TVA began paying for essential stewardship activities primarily with power revenues, with the remainder funded with user fees and other forms of revenues derived in connection with those activities.  The activities related to stewardship properties do not meet the criteria of an operating segment under accounting principles generally accepted in the United States of America ("GAAP").  Accordingly, these assets and properties are included as part of the power program, TVA's only operating segment.

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (as amended, the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body. TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment at the end of 2014.

Fiscal Year

TVA's fiscal year ends September 30.  Years (2015, 2014, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2014, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2014 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the interim financial statements.

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

The allowance for uncollectible accounts was $1 million at December 31, 2014 and September 30, 2014, for accounts receivable. Additionally, loans receivable of $108 million and $92 million at December 31, 2014 and September 30, 2014, respectively, are included in Accounts receivable, net and Other long-term assets and reported net of allowances for uncollectible accounts of $9 million at both December 31, 2014 and September 30, 2014.

Depreciation

Depreciation expense was $380 million and $368 million for the three months ended December 31, 2014, and 2013, respectively.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $160 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At December 31, 2014, TVA had paid out approximately $101 million for this program, and the obligation recorded was $39 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standard became effective for TVA on October 1, 2014.

Liabilities. In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date," which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The standard became effective for TVA on October 1, 2014, and is applied on a retrospective basis for all comparative periods presented. Adoption of this guidance did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

The following accounting standard has been issued, but as of December 31, 2014, was not effective and had not been adopted by TVA.

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

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. The goal is to reduce TVA’s operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. As part of these cost reduction initiatives, an organizational restructuring occurred in 2014, which resulted in approximately 2,000 position reductions achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. These severance amounts are included in Accounts payable and accrued liabilities on the December 31, 2014 and 2013 Consolidated Balance Sheets and the restructuring expenses are included in Operating and maintenance on the Consolidated Statements of Operations. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity
	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Severance cost liability at beginning of period	$45	$—
Liabilities incurred during the period	—	12
Actual costs paid during the period	(40)	—
Adjustments to estimate during the period	$(1)	$—
Severance cost liability at end of period	$4	$12

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2014	At September 30, 2014
Power receivables	$1,295	$1,576
Other receivables	76	101
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,370	$1,676

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2014	At September 30, 2014
Materials and supplies inventory	$621	$616
Fuel inventory	536	473
Emission allowance inventory	15	13
Allowance for inventory obsolescence	(42)	(46)
Inventories, net	$1,130	$1,056

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2014	At September 30, 2014
EnergyRight® receivables	$125	$123
Unamortized debt issue cost of power bonds	66	68
Loans and other long-term receivables, net	102	87
Prepaid capacity payments	56	58
Restricted cash	38	64
Currency swap asset, net	20	—
Other	102	83
Other long-term assets	$509	$483

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of December 31, 2014 and September 30, 2014, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $33 million. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At December 31, 2014	At September 30, 2014
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	205	134
Environmental agreements	62	54
Environmental cleanup costs - Kingston ash spill	45	47
Fuel cost adjustment receivable	15	9
Total current regulatory assets	564	481

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,235	4,297
Deferred pension costs due to actions of regulator	51	—
Unrealized losses on interest rate derivatives	1,141	957
Nuclear decommissioning costs	908	931
Environmental cleanup costs - Kingston ash spill	360	421
Non-nuclear decommissioning costs	651	645
Deferred nuclear generating units	1,209	1,255
Environmental agreements	91	108
Unrealized losses on commodity derivatives	97	72
Other non-current regulatory assets	300	308
Total non-current regulatory assets	9,043	8,994
Total regulatory assets	$9,607	$9,475

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$174	$182
Unrealized gains on commodity derivatives	—	2
Total current regulatory liabilities	174	184
Total regulatory liabilities	$174	$184

Deferred Pension Costs Due to Actions of Regulator. In 2015, TVA began including its cash contributions to the pension plan in the rate-making formula; accordingly, on October 1, 2014, TVA began recognizing pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

Impact on Consolidated Balance Sheets

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of December 31, 2014 and September 30, 2014, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At December 31, 2014	At September 30, 2014
Current liabilities of VIE
Accrued interest of VIE	$27	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	32	32
Total current liabilities of VIE	61	46
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	37	37
Long-term debt of VIE, net
Long-term debt of VIE	1,279	1,279
Total liabilities of VIE	$1,377	$1,362

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

Amounts spent since the event through December 31, 2014, totaled $1.1 billion.  The remaining estimated liability at December 31, 2014, was $12 million and is included in Current liabilities.

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

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $317 million, of which $50 million were received during the three months ended December 31, 2014. The insurance proceeds are being recorded as reductions to the regulatory asset and will reduce costs collected in future rates.

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 18 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2014	At September 30, 2014
Interest rate swap liabilities	$1,532	$1,348
Environmental Agreements liability	92	108
EnergyRight® financing obligation	153	152
Membership interests of VIE subject to mandatory redemption	37	37
Commodity contract derivative liabilities	32	17
Commodity swap derivative liabilities	13	14
Currency swap liabilities	23	15
Other	312	271
Total other long-term liabilities	$2,194	$1,962

EnergyRight® Purchase Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of December 31, 2014 and September 30, 2014, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $38 million. See Note 6 for information regarding the associated loans receivable.

Membership Interests of VIE Subject to Mandatory Redemption. On August 9, 2013, SCCG issued 100 percent of its membership interests to SHLLC for a total of $40 million. The membership interests in SCCG are mandatorily redeemable pursuant to a schedule of payments that indicates the amount of each payment and the corresponding dates on which each payment is due. The schedule requires SCCG to make semi-annual payments to SHLLC sufficient to provide returns on, as well as returns of, capital until the investment has been repaid in full, including a $4 million balloon payment as part of the final disbursement which is due on August 15, 2033. The return on capital includes the Seven States Return. These payments provide a return on investment to SHLLC of 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. As of December 31, 2014 and September 30, 2014, the carrying amount of the membership interests of VIE subject to mandatory redemption was $39 million. As of December 31, 2014 and September 30, 2014, $2 million of this was current and included in Accounts payable and accrued liabilities.

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

11.  Asset Retirement Obligations

During the three months ended December 31, 2014, TVA's total ARO liability increased $29 million.

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

Both the nuclear and non-nuclear liabilities were increased by periodic accretion. This was partially offset by ash area settlement projects that were conducted during the three months ended December 31, 2014. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $11 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Asset Retirement Obligation Activity

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2014	$2,052	$1,117	$3,169
Settlements (ash storage areas)	—	(8)	(8)
Accretion (recorded as regulatory asset)	24	13	37
Balance at December 31, 2014	$2,076	$1,122	$3,198	(1)

Note
(1) The current portion of ARO in the amount of $103 million is included in Accounts payable and accrued liabilities at December 31, 2014.

12.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2014, and September 30, 2014, consisted of the following:

Debt Outstanding
	At December 31, 2014	At September 30, 2014
Short-term debt
Short-term debt, net	$1,117	$596
Current maturities of long-term debt of variable interest entities	32	32
Current maturities of power bonds	1,057	1,032
Total current debt outstanding, net	2,206	1,660
Long-term debt
Long-term debt of variable interest entities	1,279	1,279
Long-term power bonds(1)	21,969	22,037
Unamortized discounts, premiums, and other	(86)	(89)
Total long-term debt, net	23,162	23,227
Total outstanding debt	$25,368	$24,887

Note
(1) Includes net exchange losses from currency transactions of $6 million at December 31, 2014 and $44 million at September 30, 2014.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2014, to December 31, 2014:

Debt Securities Activity
	Date	Amount	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2015	$1	2.65%
2009 Series A	November 2014	2	2.25%
2009 Series B	December 2014	1	3.77%
Total redemptions/maturities of power bonds		4
Total redemptions/maturities of debt		$4
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2015 with a maturity date of September 30, 2015. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on June 25, 2017, another $1.0 billion credit facility matures on December 13, 2017, and the $500 million credit facility matures on April 5, 2018. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At
December 31, 2014, and September 30, 2014, there were approximately $1.0 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. The outstanding lease/leaseback obligations were $691 million at both December 31, 2014, and September 30, 2014.

13.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2014 and 2013, TVA reclassified $38 million of losses and $22 million of gains related to its cash flow hedges from AOCI to Interest expense. See Note 14.

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

14.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. TVA plans to continue to manage fuel price volatility through various methods, but is currently evaluating the future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2014	2013
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(15)	$20

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2014	2013
Currency swaps	$(38)	$22

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $53 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended December 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2014	2013
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts. (2)	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(14)	(20)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2014 and 2013.
(2) Generally, TVA maintains a level of outstanding discount notes equal to or greater than the notional amount of the interest rate swaps. However, in September 2014, TVA issued long-term Bonds in anticipation of the maturity of other long-term debt, and used the proceeds to pay down discount notes, which caused the balance of discount notes outstanding at December 31, 2014, to fall below the notional amount of the interest rate swaps. There is no impact on the statements of operations due to the use of regulatory accounting for these items.

Mark-to-Market Values of TVA Derivatives
	At December 31, 2014		At September 30, 2014
Derivatives that Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(23)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	52	Other long-term assets	56	Other long-term assets
£150 million Sterling	6	Other long-term assets	8	Other long-term assets

Derivatives that Do Not Receive Hedge Accounting Treatment
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,112)	Other long-term liabilities	(987)	Other long-term liabilities
$476 million notional	(408)	Other long-term liabilities	(349)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(133)	Other long-term liabilities $(32); Accounts payable and accrued liabilities $(101)	(96)	Other current assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(80)
FTP
Derivatives under FTP(1)	(159)	Other current assets $(111); Other long-term liabilities $(13); Accounts payable and accrued liabilities $(35)	(103)	Other current assets $(69); Other long-term liabilities $(14); Accounts payable and accrued liabilities $(20)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $111 million and $69 million at December 31, 2014 and September 30, 2014, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2014:

Currency Swaps Outstanding At December 31, 2014
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

For the three months ended December 31, 2014 and 2013, the changes in market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(184) million and $138 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the market values as regulatory assets or liabilities on a gross basis. At December 31, 2014, TVA's coal and natural gas contract derivatives had terms of two years and up to three years, respectively.

Commodity Contract Derivatives
	At December 31, 2014			At September 30, 2014
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	17	31 million tons	$(107)	24	31 million tons	$(86)
Natural gas contract derivatives	42	107 million mmBtu	$(26)	46	62 million mmBtu	$(10)

Derivatives Under FTP. While TVA is currently evaluating the use of financial instruments for price hedging, certain natural gas futures and swaps remain as part of the suspended FTP. Under the FTP, TVA may purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

At December 31, 2014 and September 30, 2014, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At December 31, 2014 and September 30, 2014, TVA had no outstanding coal contract derivatives under the FTP. There were no futures contracts or options contracts outstanding under the FTP at December 31, 2014, and swap contracts under the FTP had remaining terms of three years or less.

Derivatives Under Financial Trading Program
	At December 31, 2014		At September 30, 2014
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	88,195,000	$(159)	102,227,500	$(103)
Natural gas financial positions	88,195,000	$(159)	102,227,500	$(103)

Note
Fair value amounts presented are based on net commodity position with the counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(8) million at December 31, 2014, and $(5) million at September 30, 2014. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	At December 31, 2014	At September 30, 2014

Natural gas	$(159)	$(103)

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended December 31
Decrease (increase) in fuel expense	2014	2013

Natural gas	$(12)	$(15)
Fuel oil/crude oil	1	1

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended December 31
Decrease (increase) in purchased power expense	2014	2013

Natural gas	$(3)	$(6)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets as of December 31, 2014, and September 30, 2014, are shown in the table below.

	As of December 31, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps(3)	$58	$(38)	$20
Commodity derivatives under FTP	77	(77)	—
Total derivatives subject to master netting or similar arrangement	135	(115)	20
Total derivatives not subject to master netting or similar arrangement	—	—	—

Total	$135	$(115)	$20

Liabilities
Currency swap (4)	$23	$—	$23
Interest rate swaps (4)	1,532	—	1,532
Commodity derivatives under FTP	236	(187)	49
Total derivatives subject to master netting or similar arrangement	1,791	(187)	1,604
Total derivatives not subject to master netting or similar arrangement	133	—	133

Total	$1,924	$(187)	$1,737

	As of September 30, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swaps	$64	$(64)	$—
Commodity derivatives under FTP	51	(51)	—
Total derivatives subject to master netting or similar arrangement	115	(115)	—
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$116	$(115)	$1

Liabilities
Currency swap (4)	$15	$—	$15
Interest rate swaps (4)	1,348	—	1,348
Commodity derivatives under FTP	154	(120)	34
Total derivatives subject to master netting or similar arrangement	1,517	(120)	1,397
Total derivatives not subject to master netting or similar arrangement	97	—	97

Total	$1,614	$(120)	$1,494
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
(3) Securities of approximately $15 million were posted to TVA by a counterparty to partially secure the asset positions of two of the currency swaps in accordance with the collateral requirements for these derivatives.
(4) Letters of credit of approximately $1.0 billion were posted as collateral at December 31, 2014 and September 30, 2014, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), and a Rabbi Trust. The funds in the Rabbi Trust are held for the Supplemental Executive Retirement Plan ("SERP") and Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 15 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At December 31, 2014, and September 30, 2014, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2014, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at December 31, 2014, under these arrangements were approximately $1.0 billion, for which TVA had posted approximately $1.0 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three LPCs that represented 23 percent and 27 percent of total outstanding accounts receivable at December 31, 2014 and September 30, 2014, respectively.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At December 31, 2014, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa2 or higher. At December 31, 2014, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Caa3 or higher. See Derivatives Not Receiving Hedge Accounting Treatment.

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

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2014.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

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

The following sections describe the valuation methodologies TVA uses to measure different financial instruments at fair value. Except for gains and losses on SERP and LTDCP assets, all changes in fair value of these assets and liabilities have been reflected as changes in regulatory assets, regulatory liabilities, or AOCI on TVA's consolidated balance sheets and consolidated statements of comprehensive income (loss). Except for gains and losses on SERP and LTDCP assets, there has been no impact to the consolidated statements of operations or the consolidated statements of cash flows related to these fair value measurements.

Investments

At December 31, 2014, Investment funds were composed of $2.0 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, the ART, and a Rabbi Trust.  The funds in the Rabbi Trust are held for the SERP and LTDCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. The NDT and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance, and the ART and LTDCP are invested in a mix of investments generally designed to achieve a return in line with equity and fixed-income market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $107 million at December 31, 2014.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, SERP, and LTDCP consist of a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded (Level 1) or measured using observable inputs for similar instruments (Level 2). The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Level 2 valuations.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended December 31
	Financial Statement Presentation	2014	2013

SERP	Other income (expense)	$(1)	$1
LTDCP	Other income (expense)	(1)	—
NDT	Regulatory asset	23	30
ART	Regulatory asset	6	15

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2014) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2014.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014, and September 30, 2014. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$187	$—	$—	$187
Debt securities
U.S. government corporations and agencies	60	35	—	95
Corporate debt securities	—	391	—	391
Residential mortgage-backed securities	—	14	—	14
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	26	—	26
Private partnerships	—	—	220	220
Commingled funds(1)
Equity security commingled funds	47	917	—	964
Debt security commingled funds	53	71	—	124
Total investments	347	1,461	220	2,028
Currency swaps(2)	—	20	—	20
Commodity contract derivatives	—	—	—	—
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$347	$1,481	$220	$2,048

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps(2)	$—	$23	$—	$23
Interest rate swaps	—	1,532	—	1,532
Commodity contract derivatives	—	—	133	133
Commodity derivatives under FTP(2)
Swap contracts	—	49	—	49

Total	$—	$1,604	$133	$1,737

Notes
(1) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 14 — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2014
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$162	$—	$—	$162
Debt securities
U.S. government corporations and agencies	46	39	—	85
Corporate debt securities	—	290	—	290
Residential mortgage-backed securities	—	14	—	14
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	29	—	29
Private partnerships	—	—	214	214
Commingled funds(1)
Equity security commingled funds	40	903	—	943
Debt security commingled funds	61	176	—	237
Total investments	309	1,458	214	1,981
Currency swaps(2)	—	—	—	—
Commodity contract derivatives	—	—	1	1
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$309	$1,458	$215	$1,982

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swaps(2)	$—	$15	$—	$15
Interest rate swaps	—	1,348	—	1,348
Commodity contract derivatives	—	—	97	97
Commodity derivatives under FTP(2)
Swap contracts	—	34	—	34

Total	$—	$1,397	$97	$1,494

Notes
(1) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty. See Note 14 — Offsetting of Derivative Assets and Liabilities.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended December 31
	Private Partnerships	Commodity Contract Derivatives
Balance at September 30, 2013	$159	$(140)
Purchases	8	—
Issuances	—	—
Sales	(2)	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	4	(5)
Balance at December 31, 2013	$169	$(145)

Balance at September 30, 2014	$214	$(96)
Purchases	6	—
Issuances	—	—
Sales	(4)	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	4	(37)
Balance at December 31, 2014	$220	$(133)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three months ended December 31, 2014. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 7.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31 2014		Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	(1)	Discounted cash flow	Credit risk	2%	(2)

			Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
				Long-term market prices	$12.85 - $121.13/ton
Liabilities
Commodity contract derivatives	$133		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
				Long-term market prices	$12.85 - $121.13/ton
Notes
(1) Fair value is less than $1 million.
(2) Applies to only one contract.

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

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at December 31, 2014, and September 30, 2014, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at December 31, 2014, and September 30, 2014, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2014		At September 30, 2014
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$158	$166	$156	$166

Loans and other long-term receivables, net (including current portion)	Level 2	$108	$92	$92	$81

EnergyRight® purchase obligation (including current portion)	Level 2	$191	$215	$190	$215

Unfunded loan commitments	Level 2	$—	$15	$—	$18

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$39	$50	$39	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,940	$27,462	$22,980	$26,889

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,311	$1,475	$1,311	$1,425

Due to the short-term maturity of Cash and cash equivalents, Restricted cash and investments, and Short-term debt, net, each considered a Level 1 valuation classification, the carrying amounts of these instruments approximate their fair values.

The fair values of the EnergyRight® Solutions receivables, loans and other long-term receivables, and unfunded loan commitments are estimated by determining the present values of future cash flows using discount rates equal to lending rates for similar loans made to borrowers with similar credit ratings and similar remaining maturities, where applicable.

The fair value of the long-term debt traded in the public market is determined by multiplying the par value of the debt by the indicative market price at the balance sheet date. The fair values of the EnergyRight® Solutions purchase obligation and membership interests and long-term debt of VIEs are estimated by determining the present value of future cash flows using current market rates for similar obligations, giving effect to credit ratings and remaining maturities.

16.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended December 31
	2014	2013
External services	$3	$5
Interest income	6	6
Gains (losses) on investments	1	2
Miscellaneous	(1)	1
Total other income (expense), net	$9	$14

17.  Benefit Plans

TVA sponsors a qualified defined benefit pension plan (the "Plan") that covers most of its full-time employees hired before July 1, 2014, a qualified defined contribution plan that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits, such as workers' compensation, and the SERP.

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2014, and 2013, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Service cost	$34	$35	$5	$5
Interest cost	133	139	8	9
Expected return on plan assets	(109)	(108)	—	—
Amortization of prior service credit	(5)	(5)	(2)	(2)
Recognized net actuarial loss	69	69	2	3
Total net periodic benefit cost as actuarially determined	122	130	13	15
Amount capitalized due to actions of regulator	(51)	—	—	—
Total net periodic benefit cost	$71	$130	$13	$15

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA expects to contribute $275 million to the Plan in 2015. TVA contributed $250 million to the Plan in 2014. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $16 million, net of rebates and subsidies, to other post-retirement benefit plans, during the three months ended December 31, 2014, and 2013.

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

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2014, the present value of the estimated future decommissioning cost of $2.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

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

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.1 billion at December 31, 2014.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $1.1 billion from 2015 to 2025 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide, are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA is aware of alleged hazardous-substance releases at certain non-TVA areas in connection with which other potentially responsible parties may seek monetary damages from TVA.  There is information indicating that TVA sent a small amount of equipment to Ward Transformer ("Ward"), a non-TVA site in Raleigh, North Carolina.  The site is contaminated by PCBs from electrical equipment due to Ward’s practice of draining such equipment.  A working group of potentially responsible parties is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into multiple phases, including on-site and downstream cleanup activities, two phases of soil cleanup, supplemental groundwater remediation, and cleanup of off-site contamination in the downstream drainage basin.  TVA settled its potential liability for the on-site removal action for $300 thousand and has agreed to pay approximately $8 thousand to settle its potential liability in connection with an EPA study of the site.  TVA believes that its liability for the remaining cleanup and remediation activities as well as any natural resource damages will be less than $1 million.

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At December 31, 2014, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $14 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheet.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2014, TVA had accrued approximately $162 million of probable losses with respect to Legal Proceedings and estimated the range of these losses to be from $162 million to $164 million.  Of the accrued amount, $92 million is included in Other long-term liabilities and $70 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Legal Proceedings Related to the Kingston Ash Spill.  Seventy-eight lawsuits based on the Kingston ash spill were filed in the United States District Court for the Eastern District of Tennessee.  Fifteen of these lawsuits were dismissed.  On August 4, 2014, the court issued an agreed order that implements a mediated global resolution of pending claims.  Under the order, the 63 pending cases were dismissed with prejudice, and TVA deposited $28 million with the court, which is responsible for disbursing the funds.  The order anticipates that further legal proceedings will be required to resolve the claims of nine of the plaintiffs, and a portion of the $28 million was set aside under the order to cover the anticipated costs of resolving these claims. Claims of six of the nine plaintiffs have since been resolved.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA initially paid $10 million, and agreed to undertake environmental projects valued at $2 million as a credit against the remaining penalty amount. TVA completed several of those projects and paid TDEC the small remaining difference rather than do more projects. In addition, TVA paid $750 thousand over three years into the Natural Resource Restoration Fund to support the assessment of natural resource damages associated with the Kingston spill.

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

Case Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from CCR facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established; this determination has been a key component of the NRC licensing activities since 1984. The most recent update provided that a permanent repository would be available when necessary and that spent fuel could be safely stored for 60 years after a plant's operating license was terminated. The D.C. Circuit vacated this update on the grounds that, among other things, the NRC failed to support these findings with an adequate National Environmental Policy Act ("NEPA") review and the NRC did not evaluate environmental impacts if the repository was never built.

                In June 2012, multiple intervenor groups submitted a petition to the NRC to (1) hold in abeyance all pending reactor licensing decisions that would depend upon the WCD and (2) establish a process for ensuring that the remanded proceeding complies with the public participation requirements of Section 189a of the Atomic Energy Act.  In August 2012, the NRC issued an order (the "August 2012 NRC Order") preventing the issuance of a final licensing decision in all proceedings affected by the petition, including the proceedings involving Watts Bar Nuclear Plant ("Watts Bar") Unit 2, Sequoyah Nuclear Plant ("Sequoyah"), and Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4.

In August 2014, the NRC issued its final rule on continued storage of spent nuclear fuel ("Continued Storage Rule"), which replaced the WCD, and terminated its suspension of final licensing decisions, dismissed contentions related to the WCD pending before the NRC, and directed Atomic Safety and Licensing Boards ("ASLBs") to dismiss contentions related to the WCD that were being held in abeyance.

In September 2014, multiple intervenor groups submitted a petition to the NRC in multiple reactor licensing proceedings to suspend the issuance of final decisions in those proceedings until the NRC generically makes additional findings related to spent fuel disposal or those findings are made in individual licensing proceedings. In addition, several petitions for review have been filed in the D.C. Circuit challenging the Continued Storage Rule.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Units 1 and 2. The petition contained eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the ASLB opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL was the only one of the three petitioners that had standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to the WCD in abeyance pending further direction from the NRC. In September 2014, the ASLB denied BREDL's contention related to the WCD. Following the publication of the Continued Storage Rule,

BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Sequoyah proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention related to the Continued Storage Rule. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("CCOLA") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the CCOLA in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the CCOLA. In April 2012, the ASLB issued an order maintaining the proceeding in "active" status, but amending the disclosure schedule.

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

Administrative Proceedings Regarding Watts Bar Unit 2.  In July 2009, SACE, the Tennessee Environmental Council, the Sierra Club, We the People, and BREDL filed a request for a hearing and petition to intervene in the NRC administrative process reviewing TVA's application for an operating license for Watts Bar Unit 2.  In November 2009, the ASLB granted SACE's request for hearing, admitted two of SACE's seven contentions for hearing, and denied the request for hearing submitted on behalf of the other four petitioners.  The ASLB subsequently dismissed one contention, leaving one aquatic impact contention.  In July 2013, SACE filed a motion to withdraw its remaining aquatic impact contention.  The ASLB granted this motion later that same month.

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

National Environmental Policy Act Challenge at Paradise Fossil Plant. To comply with the EPA’s Mercury and Air Toxics Standards, TVA chose to retire two coal-fired units at Paradise Fossil Plant and replace them with natural gas generation. Prior to making this decision, TVA completed an Environmental Assessment in November 2013 under NEPA. In July 2014, the Kentucky Coal Association and several individuals filed suit in the United States District Court for the Western District of Kentucky alleging that TVA violated NEPA and the Energy Policy Act of 1992 in deciding to switch to natural gas generation. The plaintiffs demand that TVA prepare an Environmental Impact Statement, and are asking the court to preliminarily enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. TVA filed an opposition to the plaintiffs’ motion for a preliminary injunction as well as a motion for judgment on the administrative record. A hearing on the preliminary injunction motion was held in November 2014, and the court denied this motion in December 2014. Briefing on TVA’s motion for judgment has been completed.

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

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the Tennessee Clean Water Network ("TCWN") filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. In December 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson County, Tennessee. In a bench ruling on January 28, 2015, the Chancellor affirmed the TN Board’s decision.

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

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for Gallatin in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Following discovery, SACE, TCWN, and the Sierra Club voluntarily dismissed seven of the eight claims asserted in their petition. TVA moved to dismiss the remaining claim, and the ALJ assigned to the matter granted TVA’s motion and dismissed the case. On November 7, 2014, SACE, TWCN, and the Sierra Club filed a petition for review of the ALJ's dismissal in the Chancery Court for Davidson County, Tennessee.

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

19.  Subsequent Event

On January 15, 2015, TVA redeemed $25 million of electronotes® at par value. The notes had an interest rate of 4.25 percent and were callable beginning in 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Annual Report”).

Executive Overview

TVA had net income of $81 million for the three months ended December 31, 2014, compared with a net loss of $67 million for the three months ended December 31, 2013. Sales decreased two percent during the three months ended December 31, 2014, as compared to the same period of the prior year. Weather patterns during the first quarter of 2015 had a slightly negative effect on demand from local power company customers of TVA ("LPCs") as compared to the same period in the prior year.

Although there was a decrease in sales during the first quarter of 2015 as compared to the same period of the prior year, revenues from the sales of electricity increased one percent for the three months ended December 31, 2014, compared with the same period of the prior year. This was primarily due to the increase in the non-fuel wholesale base rate which was approved by the TVA Board of Directors ("TVA Board") in August 2014 and became effective on October 1, 2014.

Operating expenses decreased by $117 million in the first quarter of 2015 as compared to the same period of the prior year. The decrease in operating expenses was primarily driven by a $119 million, or 15 percent, reduction in operating and maintenance expense during the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Decreases in pension costs and outage expense as well as the timing of certain projects, in addition to other cost saving initiatives begun in 2014, contributed to lower operating and maintenance expenses.

TVA continues to make improvements in its operating performance and is on track to meet its target to reduce operating and maintenance expenses by $500 million from its 2013 budget. Dam safety issues identified at Pickwick Landing Dam and Boone Dam and modifications to a lock at Wilson Dam are being addressed, and remediation plans are being formulated. During the first quarter of 2015, TVA completed an Environmental Assessment of Units 1 and 4 at Shawnee Fossil Plant ("Shawnee"), and the TVA Board approved installation of additional air pollution controls on these units in accordance with the terms of the two environmental agreements reached in April 2011 (the "Environmental Agreements"). TVA is also collaborating with its customers on the development of a long-term strategic plan for pricing products and programs. Notification of intent to modify TVA’s rate structure is scheduled to be issued to LPCs during the second quarter of 2015. See Results of Operations and Key Initiatives and Challenges below.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three months ended December 31, 2014, and 2013:

Sales of Electricity (millions of kWh)
	Three Months Ended December 31
	2014	2013	Change	Percent Change
Local power companies	32,246	32,683	(437)	(1.3)%
Industries directly served	4,344	4,267	77	1.8%
Federal agencies and other	585	829	(244)	(29.4)%
Total sales of electricity	37,175	37,779	(604)	(1.6)%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2014 Actual	Normal(1)	Percent Variation	2013 Actual	Normal(1)	Percent Variation	2014 Actual	2013 Actual	Percent Change
Heating Degree Days
Three Months Ended December 31	1,364	1,302	4.8%	1,355	1,302	4.1%	1,364	1,355	0.7%

Cooling Degree Days
Three Months Ended December 31	79	67	17.9%	92	67	37.3%	79	92	(14.1)%
Total Degree Days	1,443	1,369	5.4%	1,447	1,369	5.7%	1,443	1,447	(0.3)%
Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 0.6 billion kilowatt hours ("KWh") for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Sales volume decreased for LPCs in part due to a 14 percent decrease in cooling degree days. In addition, sales to federal agencies and other decreased from a reduction in off-system sales as TVA had less excess generating capacity. This was offset by an increase in sales to industries directly served as a result of the changing economic conditions.
Financial Results

The following table compares operating results for the three months ended December 31, 2014, and 2013:

Summary Consolidated Statements of Operations
	Three Months Ended December 31
	2014	2013	Percent Change
Operating revenues	$2,411	$2,382	1.2%
Operating expenses	2,047	2,164	(5.4)%
Operating income	364	218	67.0%
Other income, net	9	14	(35.7)%
Interest expense, net	292	299	(2.3)%
Net income (loss)	$81	$(67)	220.9%

Operating Revenues.  Operating revenues for the three months ended December 31, 2014, and 2013, consisted of the following:

Operating Revenues
	Three Months Ended December 31
	2014	2013	Percent Change
Revenue from sales of electricity
Local power companies	$2,189	$2,166	1.1%
Industries directly served	156	149	4.7%
Federal agencies and other	30	35	(14.3)%
Revenue from sales of electricity	2,375	2,350	1.1%
Other revenue	36	32	12.5%
Total operating revenues	$2,411	$2,382	1.2%

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

Operating revenues increased $29 million in the three months ended December 31, 2014, compared to the three months ended December 31, 2013, due to the following:

Three Month Change
Fuel cost recovery	$3
Base revenue	28
Off-system sales	(6)
Other revenue	4
Total	$29

The increase in operating revenues was primarily due to a $28 million increase in base revenue.  The increase in base revenue was predominantly attributable to an increase in demand revenue of $11 million and energy revenue of $8 million due to the non-fuel base rate increase that became effective October 1, 2014.  This was slightly offset by a reduction in sales volume to LPCs due in part to fewer cooling degree days.

Operating Expenses. Operating expenses for the three months ended December 31, 2014, and 2013, consisted of the following:

Operating Expenses
	Three Months Ended December 31
	2014	2013	Percent Change
Fuel	$550	$543	1.3%
Purchased power	233	251	(7.2)%
Operating and maintenance	688	807	(14.7)%
Depreciation and amortization	452	441	2.5%
Tax equivalents	124	122	1.6%
Total operating expenses	$2,047	$2,164	(5.4)%

The following table summarizes TVA's net generation and purchased power in millions of kWh by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended December 31
	2014		2013
	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply
Coal-fired	12,377	33%	12,356	32%
Nuclear	14,272	38%	13,641	35%
Hydroelectric	4,142	11%	4,438	12%
Natural gas and/or oil-fired	2,790	7%	2,998	8%
Renewable resources (non-hydro)	—	—%	2	—%
Total TVA-operated generation facilities	33,581	89%	33,435	87%
Purchased power	4,272	11%	5,046	13%
Total power supply	37,853	100%	38,481	100%

Fuel expense increased $7 million for the three months ended December 31, 2014, as compared to the same period of the prior year, primarily due to an increase in rates driven by weather patterns in the late summer and fall of 2013 which accounted for a $36 million increase. Offsetting this increase was a decrease of approximately $20 million in fuel expense due to lower overall fossil fuel rates. Additionally, as a result of the discontinuance of payments to the Department of Energy ("DOE")

for spent fuel disposal in May 2014, nuclear fuel expense decreased by $13 million for the three months ended December 31, 2014, as compared to the same period of the prior year.

Purchased power expense decreased $18 million for the three months ended December 31, 2014, as compared to the same period of the prior year, primarily due to a decrease of 15 percent in the volume of power purchased. This change resulted in a decrease in purchased power expense of $41 million and was driven primarily by a greater availability of coal-fired and nuclear generation resources during the three months ended December 31, 2014, due to fewer outages than in the three months ended December 31, 2013. Offsetting the decrease in purchased power expense was a $13 million increase driven by weather patterns in the late summer and fall of 2013. Additionally, higher rates contributed to a $10 million increase in purchased power expense.
Operating and maintenance expense decreased $119 million for the three months ended December 31, 2014, compared to the same period of the prior year. This decrease was primarily driven by a $61 million decrease in pension and post-retirement costs due mainly to regulatory actions taken by the TVA Board.  Beginning October 1, 2014, TVA began recognizing pension costs as regulatory assets to the extent that the amount calculated under accounting principles generally accepted in the United States of America ("GAAP") as pension expense differs from the amount TVA contributes to the pension plan. The ongoing cost savings initiatives undertaken by management (see Key Initiatives and Challenges — Cost Reduction Initiatives) contributed approximately $21 million to the decrease in operating and maintenance expense, with approximately $14 million attributable to labor savings. Additionally, there was a $20 million decrease in projects expense due to the timing of nuclear and coal projects and a $9 million decrease in expenses related to planned outages, primarily from a decrease in expenses related to planned nuclear outages.

Depreciation and amortization expense increased $11 million for the three months ended December 31, 2014, compared to the same period of the prior year, primarily due to an increase in the amount of accelerated depreciation recognized for certain coal-fired units to be idled. Additionally, a large investment in software placed in service in December 2013 contributed to the increase for the three months ended December 31, 2014, as compared to the same period of the prior year.

Tax equivalents expense increased $2 million for the three months ended December 31, 2014, compared to the same period of the prior year. This change primarily reflects an increase in gross revenue from power sales (excluding sales and deliveries to federal agencies and off-system sales with other utilities) during 2014 as compared to 2013.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2014, and 2013, were as follows:

Interest Expense
	Three Months Ended December 31
	2014	2013	Percent Change
Interest Expense(1)
Interest expense	$342	$339	0.9%
Allowance for funds used during construction	(50)	(40)	25.0%
Net interest expense	$292	$299	(2.3)%

	2014	2013	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.488%	5.578%	(1.6)%
Long-term debt of variable interest entities	4.606%	4.599%	0.2%
Membership interests subject to mandatory redemption	7.000%	6.887%	1.6%
Discount notes(3)	0.046%	0.062%	(25.8)%
Blended	5.277%	5.076%	4.0%

Notes
(1) Interest expense includes interest on long-term debt obligations, amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $7 million for the three months ended December 31, 2014, as compared to the same period of the prior year. This was primarily attributable to an increase of $10 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Nuclear Plant ("Watts Bar") Unit 2, which was partially offset by an increase in long-term interest expense of $3 million due to a higher average balance of long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States ("U.S.") Department of the Treasury (the "U.S. Treasury"), three long-term revolving credit facilities totaling $2.5 billion, and proceeds from any other financing arrangements such as lease financings, call monetization transactions, sales of assets, and sales of receivables and loans.  TVA expects these sources, certain of which are described below, to provide adequate liquidity to TVA for the foreseeable future.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At December 31, 2014, TVA had $24.1 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $6 million and net discount on sale of the Bonds of $86 million). Due to this limit on Bonds, TVA may not be able to use Bonds to finance all of the capital investments planned over the next decade. However, TVA believes that other forms of financing not subject to the limitation, including lease financings, could provide supplementary funding if needed. See Lease Financings below and Note 8. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital needs.  TVA anticipates that capital spending needs can be met with a combination of Bonds, lease arrangements, energy prepayments, additional power revenues through rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at December 31, 2014, the long-term debt of three variable interest entities. See Lease Financings below, Note 8, and Note 12 — Debt Securities Activity for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31 2014	Three Months Ended December 31 2014	At December 31 2013	Three Months Ended December 31 2013
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,117	$779	$1,825	$2,127
Weighted Average Interest Rate
Discount Notes	0.050%	0.046%	0.069%	0.062%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,117	N/A	$2,442

Credit Facility Agreements. TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2015 and has a maturity date of September 30, 2015. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA plans to use the U.S. Treasury credit facility as a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2014. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

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

Summary of Long-Term Credit Facilities At December 31, 2014 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
June 2017	$1.0	$0.3	$—	$0.7
December 2017	1.0	0.2	—	0.8
April 2018	0.5	0.5	—	—
Total	$2.5	$1.0	$—	$1.5

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the three months ended December 31, 2014, and 2013, follows:

Summary Cash Flows
	Three Months Ended December 31
	2014	2013
Cash provided by (used in):
Operating activities	$473	$508
Investing activities	(998)	(800)
Financing activities	524	(619)
Net (decrease) increase in cash and cash equivalents	$(1)	$(911)

Operating Activities

Net cash flows provided by operating activities decreased $35 million during the three months ended December 31, 2014, as compared to the same period during the prior year. This decrease was primarily driven by larger changes in Accounts payable and accrued liabilities of $166 million and Inventories and other, net of $76 million, as well as a $100 million decrease in insurance proceeds received from the Kingston ash spill. The change in Accounts payable and accrued liabilities is the result of payment timing for items including payroll, construction expenditures, and nuclear fuel purchases. The change in Inventories and other, net was primarily driven by a decrease in the price of natural gas, resulting in additional required margin collateral postings.

These decreases were partially offset by a $148 million increase in net income and a $147 million increase in the change in Accounts receivable, net.  The increase in net income is primarily driven by a decrease in Operating and maintenance as a result of the change in accounting for pension expense, timing of expenditures for projects and outages, and TVA’s cost reduction initiatives and continual efforts to improve cost management.

Investing Activities

The majority of TVA’s investing cash outflows are investments in property, plant, and equipment for work on existing facilities, environmental projects, transmission upgrades necessary to maintain reliability, and capacity expansion. Net cash flows used in investing activities increased $198 million during the three months ended December 31, 2014, as compared to the same period during the prior year. This increase was primarily driven by an increase in capacity expansion spending for nuclear capacity expansion projects and the natural gas-fired generation facilities at Paradise Fossil Plant ("Paradise") and Allen Fossil Plant ("Allen").

Financing Activities

Net cash flows provided by financing activities were $524 million during the three months ended December 31, 2014, as compared to cash used by financing activities of $619 million during the same period of the prior year. The increase in cash flows provided by financing activities was primarily driven by net issuance of short-term debt of $521 million during the current year, as compared to net redemptions of short-term debt of $607 million during the prior year. The net issuance of short-term debt for the first quarter of 2015 was used to fund net redemptions of long-term debt and other obligations while maintaining a steady cash level whereas the net redemptions of short-term debt for the first quarter of 2014 was the result of the strategic decision to use cash on hand during 2014 to meet some of TVA’s near-term capital funding needs rather than issuing additional debt.

Cash Requirements and Contractual Obligations

TVA has certain obligations and commitments to make future payments under contracts. The following table sets forth TVA's estimates of future payments at December 31, 2014.

Commitments and Contingencies Payments due in the year ending September 30
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Debt(2)	$2,170	$32	$1,555	$1,682	$1,032	$17,666	$24,137
Interest payments relating to debt	852	1,175	1,161	1,072	996	17,117	22,373
Debt of VIEs	32	33	35	36	38	1,137	1,311
Interest payments relating to debt of VIEs	60	58	58	56	54	693	979
Lease obligations
Capital	10	13	13	13	12	168	229
Non-cancelable operating	32	40	37	28	25	63	225
Purchase obligations
Power	182	222	231	234	240	3,404	4,513
Fuel	1,039	1,095	563	586	511	1,580	5,374
Other	245	214	195	194	191	1,643	2,682
Environmental Agreements	44	69	39	2	—	—	154
Membership interest of VIE subject to mandatory redemption	2	2	2	2	2	29	39
Interest payments related to membership interests of VIE subject to mandatory redemption	3	3	2	2	2	15	27
Flood response commitment to NRC	10	7	1	—	—	—	18
Litigation settlements	7	—	—	—	—	—	7
Unfunded loan commitments	5	—	4	—	—	—	9
Environmental cleanup costs -Kingston ash spill	12	—	—	—	—	—	12
Payments on other financings	100	104	104	104	96	305	813
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	8	8	8	8	85	122
Retirement Plan(3)	215	—	—	—	—	—	215
Total	$5,025	$3,075	$4,008	$4,019	$3,207	$43,905	$63,239
Notes
(1) Period January 1 – September 30, 2015
(2) Does not include noncash items of foreign currency exchange loss of $6 million and net discount on sale of Bonds of $86 million.
(3) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2015 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2015. See Note 17.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Obligations due in the year ending September 30
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Energy Prepayment Obligations	$75	$100	$100	$100	$10	$—	$385
Note
(1)  Period January 1 – September 30, 2015

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of December 31, 2014, the total carrying amount of the loans receivable, net of discount, was approximately $158 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $191 million at December 31, 2014. See Note 6 and Note 10 for additional information.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant, the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its plants. As of December 31, 2014, TVA had spent $181 million on modifications at all its plants including Watts Bar Unit 2, and expects to spend an additional $107 million to complete these modifications.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model have indicated that under “probable maximum flood” conditions, some of TVA’s dams might not be capable of regulating the higher flood waters. A “probable maximum flood” is an extremely unlikely event, and TVA has developed a program for current and future dam modifications with the aim of ensuring that in the case of such an event, flood waters would pass safely and would not impact sensitive or vital equipment at the nuclear plant sites. TVA implemented temporary dam modifications in 2010 to raise the height of four dams, and permanent modifications are underway. TVA has made a commitment to the NRC to complete permanent raising of these four dams by October 31, 2015, except for a portion of the modifications to one dam that will not be completed until February 1, 2017. Additionally, TVA is upgrading the structural stability of two dams to withstand higher flood waters and has plans to upgrade four dams to support long-term improvement to flood mitigation margin. As of December 31, 2014, TVA had spent $106 million on these modifications, and expects to spend an additional $64 million to complete the modifications.

NRC Seismic Assessments. On May 9, 2014, the NRC notified licensees of nuclear power reactors in the central and eastern United States of the results of seismic hazard screening and prioritization evaluations performed by the NRC staff. Because the seismic hazards for Bellefonte Nuclear Plant ("Bellefonte"), Browns Ferry, Sequoyah, and Watts Bar exceed their seismic design basis, TVA must conduct seismic risk evaluations for these plants. TVA must complete the evaluation for Watts Bar by June 30, 2017, and the evaluations for Browns Ferry, Sequoyah, and Bellefonte by December 31, 2019. These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

Watts Bar Unit 2. TVA’s Watts Bar Unit 2 construction project continues on track with an estimate to complete ranging from $4.0 billion to $4.5 billion and commercial operation between September 2015 and June 2016.  This cost estimate and schedule is in accordance with expectations approved by the TVA Board in April 2012.  Based on construction and testing progress to date, fuel load is currently forecast for summer 2015 with commercial operation by December 2015.  Challenges that could potentially affect the forecast include completing complex work and required documentation; reverification of previously completed systems; addressing emergent work identified during testing; current and emergent licensing issues; and successfully transitioning the site into dual-unit operation.

The regulatory reviews associated with the issuance of an NRC operating license are continuing. The NRC issued an extension to the Watts Bar Unit 2 construction permit on November 21, 2013. The revised permit expires on September 30, 2016. The NRC reviews of TVA’s actions associated with post-Fukushima requirements are underway and are not currently anticipated to result in any significant concerns that would affect the timely issuance of an operating license. Resolution of the waste confidence issue helped mitigate a significant risk related to the completion date of Watts Bar Unit 2. See Waste Confidence Rule below.

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

Waste Confidence Rule. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel and terminated a two-year suspension of final licensing actions for nuclear power plants and renewals. The rule, renamed the “Continued Storage of Spent Nuclear Fuel Rule,” adopts findings from a supporting generic environmental impact statement and concludes that spent nuclear fuel can be safely managed in dry casks indefinitely. Issuance of this rule helped mitigate a significant risk to the timely completion of Watts Bar Unit 2 and may alleviate some issues in the relicensing processes related to Sequoyah while helping ensure compliance with the requirement of the National Environmental Policy Act to disclose the environmental impacts of spent nuclear fuel storage.

See Note 18 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2, — Administrative Proceedings Regarding Renewal of Operating License for Sequoyah Nuclear Plant, and Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage for additional information.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors including the Environmental Agreements, the cost of adding emission control equipment and other environmental improvements, fuel prices, condition of plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  As of December 31, 2014, TVA had retired 11 coal-fired units with a summer net capability of 1,494 megawatts ("MW"). The retirement of ten of these units, with a summer net capability of 1,370 MW, were carried out to comply with the Environmental Agreements.  In addition, as of December 31, 2014, TVA had removed from service, mothballed, and/or idled an additional eight coal-fired units with a summer net capability of 1,715 MW.  Thus, the total number of units that are no longer active is 19 with a summer net capability of 3,209 MW. TVA continues to assess its power generating facilities, including its aging coal-fired fleet.

Under terms of the Environmental Agreements, TVA was required to decide whether  to install additional air pollution controls on Units 1 and 4 at Shawnee, convert those units to burn biomass, or retire them by December 31, 2017.  TVA completed an Environmental Assessment during the first quarter of 2015, and on December 30, 2014, the TVA Board approved installation of air pollutions controls (i.e., SCRs and dry scrubbers) on Units 1 and 4 at Shawnee with an estimated cost of $185 million.  On December 31, 2014, the decision to install additional air pollution controls was communicated to the EPA and the other participants in accordance with terms of the Environmental Agreements. These units have a summer net capability of 268 MW.

During 2014, the TVA Board took several actions related to the retirement of certain coal-fired units. Upon the completion of natural gas-fired generation facilities at the Paradise site, coal-fired Units 1 and 2 at Paradise with a summer net capability of 1,230 MW will be retired, and upon the completion of a natural gas-fired generation facility at the Allen site, coal-fired Units 1-3 at Allen with a summer net capability of 741 MW will be retired. The TVA Board also approved the retirement of Colbert Unit 5 with a summer net capability of 472 MW no later than December 31, 2015, Colbert Units 1-4 with a summer net capability of 712 MW no later than June 30, 2016, and Widows Creek Unit 8 with a summer net capability of 465 MW in the future. See Natural Gas-Fired Units.

Natural Gas-Fired Units. At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired generation facility with an expected generation capacity of approximately 1,000 MW at TVA’s Paradise site at a cost not to exceed $1.1 billion. A lawsuit has been filed challenging TVA's Paradise decision. See Note 18 — Legal Proceedings — National Environmental Policy Act Challenge at Paradise Fossil Plant. An injunction or court order that delays TVA's plans at Paradise could increase the project's cost. On August 21, 2014, the TVA Board approved the construction of a natural gas-fired generation facility also with an expected generation capacity of approximately 1,000 MW at the Allen site at a cost not to exceed $975 million. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which would continue to be operated on the Paradise site.

Status of Other Generation Units. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. All four units have subsequently completed maintenance overhauls to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables that convey power out of the facility, resulting in TVA limiting service to three units until resolved. As of December 31, 2014, three of the four Raccoon Mountain units were in service. The return to service date for the fourth unit is estimated to be in the third quarter of 2015.

Small Modular Reactors. TVA is preparing an early site permit application to the NRC to license small modular reactors ("SMRs") at TVA’s Clinch River Site in Oak Ridge, Tennessee. TVA continues to interact with Babcock & Wilcox ("B&W") through the contract entered into in February 2013 to support TVA's licensing activities and is participating in a cost-share industry partnership program between the DOE and B&W.

TVA’s site characterization work that will support an early site permit application for planned submittal to the NRC in early 2016 is progressing. Submittal of a subsequent construction and operating license application is subject to a future TVA decision to proceed and will follow submittal of one or more Design Certification Applications to the NRC by SMR vendors. The construction and operating license application is not expected to be submitted before 2017.

Distributed Generation. As technologies for producing energy on solar, small gas, and other types of sites are evolving, they are becoming cost competitive and more reliable, and consumers are having a greater desire to utilize these technologies for their own needs. Previously, the limited impact of electricity from the small numbers of these distributed generation sites was easily absorbed within the capacity of a system the size of TVA’s. However, as the amount of distributed generation grows on the system, the ability of the system to cope with these generation sources becomes more challenging while at the same time reducing the need for TVA’s generation resources. TVA, in conjunction with interested LPCs and other stakeholders, is investigating the value and challenges these resources provide to the grid in order to better understand their impact and determine how they can best be integrated into the TVA system. As distributed generation continues to expand across the Tennessee Valley, TVA and LPC’s will continue to focus significant attention on the safety of these resources as they are interconnected to the grid. Financial implications cannot be determined at this time.

Cost Reduction Initiatives

TVA is undertaking cost reduction initiatives with the goal of reducing operating and maintenance costs by $500 million by 2015 as compared to its 2013 budget. This objective is an effort to keep rates low, keep reliability high, and continue to fulfill TVA's broader mission of environmental stewardship and economic development. To position itself to achieve this goal, TVA, in conjunction with other actions, completed a high-level realignment of its strategic business units during 2013 and 2014. Business unit leaders will work to identify ways to further streamline their organizations to achieve 2015 operating and maintenance cost-reduction targets by eliminating unnecessary work; increasing productivity; minimizing overlaps, redundancies, and handoffs; and ensuring that accountability for compliance rests with its line organizations. At the end of 2014, TVA had exceeded its $300 million target on operating and maintenance cost savings for the year and positioned itself to achieve its cost reduction goal of $500 million by the end of 2015.

Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions necessarily resulted from this process. Approximately 2,000 position reductions were achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. TVA recognized expense of $65 million related to restructuring costs during 2014. As of December 31, 2014, TVA's remaining liability related to these estimated future severance payments was $4 million. See Note 3.

Regulatory Compliance

Coal Combustion Residual Facilities. As a result of the December 2008 ash spill at Kingston, TVA retained an independent third-party engineering firm to perform a multi-phased evaluation of the overall stability and safety of all existing embankments associated with TVA’s wet coal combustion residual ("CCR") facilities. The study showed the ongoing remediation work being done at the plants should bring all of them within industry standards in terms of stability upon completion. Implementation of recommended actions is ongoing, including risk mitigation steps such as performance monitoring, designing and completing repairs, developing planning documents, obtaining permits, and generally implementing the lessons learned from the Kingston ash spill at TVA’s other CCR facilities.

TVA is converting its wet ash and gypsum facilities to dry storage collection facilities. The expected cost of the CCR work is between $1.5 billion and $2.0 billion, and the work is expected to be completed by December 2022. As of December 31, 2014, $660 million of costs had been incurred since the start of the work.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If it is determined that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged. TVA is also responding to the EPA’s questions on seismic and liquefaction qualification for its facilities. The analyses have been successfully completed and accepted by the EPA for eight of 11 active plant sites, and the studies are still underway at the three remaining sites. The expected completion for all three is by the end of CY 2015.

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $148 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects is in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. These decisions include installation of air pollution controls (i.e., SCRs and dry scrubbers) on the four coal-fired units at the Gallatin Fossil Plant and on Units 1 and 4 at Shawnee.

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

In May 2013, FERC issued Order No. 779 directing NERC to develop reliability standards addressing the potential impact of geomagnetic disturbances ("GMDs") in two stages. The Stage 1 standard, Emergency Operations Planning ("EOP")-010-1, Geomagnetic Disturbance Operations, which requires GMD operating procedures, was approved by FERC on June 19, 2014. The Stage 2 standard, TPL-007-1, Geomagnetic Disturbance Mitigation, which will require entities to conduct assessments of the impacts of benchmark GMD events on their systems and to develop plans to mitigate the risk of instability, uncontrolled separation, and cascading, received voting approval on December 17, 2014, and, subject to acceptance by the NERC Board of Trustees and approval by FERC, is expected to go into effect in April 2015. Costs for compliance with EOP-010-1 and TPL-007-1 are not known at this time.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Twenty-eight reassessments have been completed, and the remaining 21 reassessments are scheduled to be completed by the fourth quarter of 2017. Ten assessments are scheduled to begin in 2015. To date, TVA has spent $28 million on the dam safety assurance program, and TVA expects to spend an additional $19 million in 2015.

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

In October 2014, a sink hole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. The reservoir was drawn down below winter pool level in early 2015 and may remain at a lowered level as a precautionary measure to ensure the safety of the public while also allowing a more detailed investigation of the seepage. TVA began a project in 2015 related to site surveillance, implementation of immediate risk reduction measures, performance of investigations to further analyze the embankment, performance of environmental reviews, development of design remediation, and commencement of grouting operations. Cost estimates for final remediation cannot be developed until after the analyses are complete.

River Management

TVA is planning to perform structural modifications at the main lock at its Wilson Dam to address undesirable gate movement and to raise the stability of the lock to within TVA’s dam safety standards. The lock is expected to be closed for four to six weeks during a portion of these modifications, and barge traffic will be diverted to an auxiliary lock during this time. In addition, the lock is expected to experience sporadic closures of short duration, but these closures should not significantly disrupt barge traffic. The total cost of these modifications is estimated to be $18 million. Most of the significant construction work is currently scheduled for late 2015 through 2016, with follow-up work scheduled for 2018.

Ratemaking

TVA is working closely with its customers on the development of a Strategic Pricing Plan. This plan is to be a collaborative effort to define the long-term direction for pricing which will allow TVA to best serve the Tennessee Valley by maintaining competitive and affordable rates. The process will look at rate structure, pricing products and programs, and TVA’s competitive position across rate classes. A rate change letter has been issued to the LPCs in January 2015 notifying TVA’s customers of its intent to modify its rate structure in October 2015.

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

Recent physical attacks on transmission facilities at other utilities across the country have heightened awareness. TVA is working with the Department of Homeland Security ("DHS"), FERC, Edison Electric Institute, Electric Power Research Institute, and other utilities to implement industry approved recommendations and standards. See Key Initiatives and Challenges — Regulatory Compliance — Transmission Issues.

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

Although TVA, as others, continued to experience increased cyber activity, none of the attacks impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings.

Environmental Matters

TVA's activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues.

National Ambient Air Quality Standards. On November 25, 2014, the EPA signed a proposal to revise the ozone NAAQS to within a range of 65 to 70 parts per billion ("ppb") from the current standard of 75 ppb, and is seeking comment on retaining the current 75 ppb standard as well as setting the standard as low as 60 ppb. This proposal was published in the Federal Register on December 17, 2014, and the publication starts the EPA’s 90-day comment period, which will end on March 17, 2015. The impacts to TVA and the Tennessee Valley states are not possible to determine until the final standard is known. The level of the standard will be set in a final rule that is expected to be issued by the EPA in the fall of 2015. The EPA is expected to make final designations in 2017 based on three years of air quality data.

Climate Change. On December 18, 2014, the White House Council on Environmental Quality released draft guidance that provides federal agencies with direction on the consideration of the effects of greenhouse gas emissions and climate change when evaluating certain energy and other types of infrastructure projects.  The new guidance provides more clarity and consistency for producing and presenting information and provides a plan for agencies to follow during National Environmental Policy Act ("NEPA") reviews.  This draft guidance updates the previous 2010 release and includes land and resource management actions.  TVA does not anticipate significant changes to its NEPA procedures as a result of the draft guidance.

New Source Performance Standards and Clean Power Plan. On January 7, 2015, the EPA delayed publications of the final versions of all three of its carbon dioxide rules to midsummer, representing at least a six-month delay for the new source rule and a delay of a month or more for the existing and modified plant rules.  On January 7, 2015, the EPA also announced that it would start a rulemaking on a federal implementation plan for states that do not submit their own compliance plans under the existing plant rule.  The impacts to TVA and the Tennessee Valley states are not possible to determine until the final rules are known.

Coal Combustion Residuals. The EPA released a final rule governing CCRs on December 19, 2014. The rule regulates CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act. While TVA anticipates that states will adopt the rule requirements into their regulatory programs, the rule does not require states to adopt the new rules. Although many provisions of this rule will be effective six months from the date of its publication in the Federal Register, certain provisions have later effective dates. The final rule is under review to identify key requirements and resultant implications for TVA’s operations.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At December 31, 2014 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2015+	$14
Coal combustion residual conversion and remediation(3)	2015-2029	$1,400
Proposed clean air projects(4)	2015-2025	$1,100
Clean Water Act requirements(5)	2015-2023	$400
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $162 million with respect to Legal Proceedings as of December 31, 2014. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 18 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2014, TVA had no off-balance sheet arrangements.

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

Corporate Governance

On December 9, 2014, the United States Senate confirmed the nominations of Virginia T. Lodge and Ronald A. Walter to serve on the TVA Board. Ms. Lodge and Mr. Walter were sworn in as members of the TVA Board on December 23, 2014.

The terms of Barbara S. Haskew and William B. Sansom as members of the TVA Board ended on December 23, 2014.

At its December 30, 2014 public meeting, the TVA Board organized its committees as follows:

Audit, Risk, and Regulation

Lynn Evans, Chair
Marilyn Brown
Ron Walter

External Relations

Mike McWherter, Chair
Marilyn Brown
Joe Ritch
Ron Walter

Finance, Rates, and Portfolio

Pete Mahurin, Chair
Richard Howorth
Mike McWherter
Joe Ritch

Nuclear Oversight

Marilyn Brown, Chair
Richard Howorth
Joe Ritch
Gina Lodge

People and Performance

Richard Howorth, Chair
Lynn Evans
Pete Mahurin
Gina Lodge

On January 8, 2015, TVA announced that Sherry A. Quirk had been appointed as TVA's Executive Vice President and General Counsel effective February 2, 2015. Ms. Quirk succeeded Ralph A. Rodgers, who retired on January 9, 2015. Ms. Quirk was previously a partner with the law firm of Schiff Hardin and headed the firm's Energy and Public Utilities practice group.

Legislative and Regulatory Matters

TVA is a wholly-owned government corporation and as such is included in the budget of the United States. The Administration’s 2014 Budget Proposal directed the Office of Management and Budget to undertake a strategic review of options for addressing TVA’s financial situation, including the possible divesture of TVA in part or as a whole. Lazard Frères & Co. LLC ("Lazard"), an international financial advisory and asset management firm, was retained by TVA to assist in this review. The Lazard report recommended against divestiture.  See the Current Report on Form 8-K filed by TVA with the SEC on June 4, 2014. TVA will continue to collaborate with the Administration while remaining focused on its mission of providing low-cost, reliable power, environmental stewardship, and economic development.

On February 2, 2015, the President of the United States ("President") submitted his Fiscal Year 2016 Budget Request of the U.S. Government (the “Budget”) to the Congress.  The Budget contains the following language regarding TVA:

Since its creation in the 1930s during the Great Depression, the Federally-owned and operated Tennessee Valley Authority (TVA) has been producing electricity and managing natural resources for a large portion of the Southeastern United States. TVA’s power service territory includes most of Tennessee and parts of Alabama, Georgia, Kentucky, Mississippi, North Carolina and Virginia, covering 80,000 square miles and serving more than nine million people. TVA is a self-financing Government corporation, funding operations through electricity sales and bond financing.  Since the Administration announced in the 2014 President’s Budget its intentions to undertake a strategic review of options for addressing TVA’s financial situation, the agency has taken significant steps to improve its operating and financial performance and has committed to resolve its capital financing constraints. The Administration supports TVA’s ongoing initiatives and will continue to monitor TVA’s performance, including the achievement of critical milestones contemplated in TVA’s long-term financial plan and the pursuit of efforts to enhance governance and increase transparency of TVA’s decision-making on important agency actions. While the strategic review of TVA has concluded, the Administration continues to believe that reducing or eliminating the Federal Government’s role in programs such as TVA, which have achieved their original objectives, can help mitigate risk to taxpayers.

On December 18, 2014, the President signed into law H.R. 3044 authorizing the transfer, on behalf of the United States, of TVA’s Yellow Creek Port properties to the State of Mississippi.  The property consists of interests in a river terminal, a railroad, and industrial sites on the Pickwick Reservoir in Tishomingo County, Mississippi.  The law authorizes the transfer to be made under Section 4(k)(b) of the TVA Act, which allows TVA to dispose of land for the purpose of erecting docks and buildings for shipping purposes or the manufacture or storage of products for the purpose of trading or shipping.  The book value of this property was approximately $1 million at December 31, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2014.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

3.1
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1	Long-Term Retention Incentive Plan Award Notice for William D. Johnson for Award Granted as of November 10, 2014

10.2	Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for First Award Granted as of January 1, 2015

10.3	Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for Second Award Granted as of January 1, 2015

10.4	Long-Term Retention Incentive Plan Award Notice for Charles G. Pardee for Award Granted as of January 1, 2015

10.5	Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of January 1, 2015

10.6	Long-Term Retention Incentive Plan Award Notice for Michael D. Skaggs for Award Granted as of January 1, 2015

10.7	Retention Incentive Arrangement Between TVA and John M. Thomas, III, Dated as of January 1, 2015

14.1	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 3, 2015		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Bylaws of the Tennessee Valley Authority Adopted by the TVA Board of Directors on May 18, 2006, as amended on April 3, 2008, May 19, 2008, June 10, 2010, February 13, 2014, August 21, 2014, and November 6, 2014 (Incorporated by reference to Exhibit 3.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.1	Long-Term Retention Incentive Plan Award Notice for William D. Johnson for Award Granted as of November 10, 2014

10.2	Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for First Award Granted as of January 1, 2015

10.3	Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for Second Award Granted as of January 1, 2015

10.4	Long-Term Retention Incentive Plan Award Notice for Charles G. Pardee for Award Granted as of January 1, 2015

10.5	Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of January 1, 2015

10.6	Long-Term Retention Incentive Plan Award Notice for Michael D. Skaggs for Award Granted as of January 1, 2015

10.7	Retention Incentive Arrangement Between TVA and John M. Thomas, III, Dated as of January 1, 2015

14.1	TVA Conflict of Interest Policy, as amended (Incorporated by reference to Exhibit 14.2 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase