Form 10-Q
period 2015-06-30
Tennessee Valley Authority
filed 2015-08-04
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	44
Executive Overview...............................................................................................................................................................	44
Results of Operations............................................................................................................................................................	45
Liquidity and Capital Resources............................................................................................................................................	49
Key Initiatives and Challenges..............................................................................................................................................	53
Environmental Matters..........................................................................................................................................................	59
Legal Proceedings................................................................................................................................................................	60
Off-Balance Sheet Arrangements.........................................................................................................................................	60
Critical Accounting Policies and Estimates...........................................................................................................................	60
New Accounting Standards and Interpretations....................................................................................................................	60
Legislative and Regulatory Matters.......................................................................................................................................	61

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	61

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	62
Disclosure Controls and Procedures......................................................................................................................................	62
Changes in Internal Control over Financial Reporting............................................................................................................	62

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	63

ITEM 1A. RISK FACTORS...........................................................................................................................................................	63

ITEM 6. EXHIBITS.......................................................................................................................................................................	64

SIGNATURES...............................................................................................................................................................................	65

EXHIBIT INDEX............................................................................................................................................................................	66

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license application
COLA	Cost-of-living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DOE	Department of Energy
EPA	Environmental Protection Agency
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
LTDCP	Long-Term Deferred Compensation Plan
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value

NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income (Loss)
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Board of Water Quality, Oil and Gas
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
Significant changes in demand for electricity which may result from, among other things, economic downturns, increased energy efficiency and conservation, and improvements in distributed generation or other alternative generation technologies;

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

•
The failure of TVA's generation, transmission, flood control, and related assets, including coal combustion residual facilities, to operate as anticipated, resulting in lost revenues, damages, and other costs that are not reflected in TVA’s financial statements or projections;

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

•	Purchased power price volatility and disruption of purchased power supplies;

•	Events which affect the supply of water for TVA's generation facilities;

•	Changes in TVA's determinations of the appropriate mix of generation assets;

•	TVA's organizational transformation efforts or cost reduction efforts not being fully successful;

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets, including Watts Bar Nuclear Plant ("Watts Bar") Unit 2;

•	The requirement or decision to make additional contributions to TVA's pension or other post-retirement benefit plans or to TVA's Nuclear Decommissioning Trust or Asset Retirement Trust;

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

•	Changes in the economy and volatility in financial markets;

•	Changes in technology;

•	Reliability and creditworthiness of counterparties;

•	Changes in the market price of commodities such as coal, uranium, natural gas, fuel oil, crude oil, construction materials, reagents, electricity, and emission allowances;

•	Changes in the market price of equity securities, debt securities, and other investments;

•	Changes in interest rates, currency exchange rates, and inflation rates;

•	Ineffectiveness of TVA's disclosure controls and procedures or its internal control over financial reporting;

•	Inability to eliminate identified deficiencies in TVA's systems, standards, controls, or corporate culture;

•	Inability to attract or retain a skilled workforce;

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, ownership, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, negatively affect the cost and schedule for completing Watts Bar Unit 2 and preserving Bellefonte Nuclear Plant Unit 1 for possible completion, and cause TVA to forego future construction at these or other facilities;

•	Loss of quorum of the TVA Board of Directors; and

•	Other unforeseeable events.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
Operating revenues
Revenue from sales of electricity	$2,522	$2,618	$7,722	$7,869
Other revenue	36	33	110	102
Total operating revenues	2,558	2,651	7,832	7,971
Operating expenses
Fuel	608	698	1,744	1,904
Purchased power	244	279	736	843
Operating and maintenance	738	880	2,083	2,480
Depreciation and amortization	534	463	1,440	1,357
Tax equivalents	128	133	383	395
Total operating expenses	2,252	2,453	6,386	6,979
Operating income	306	198	1,446	992
Other income (expense), net	8	10	25	37
Interest expense
Interest expense	337	334	1,020	1,009
Allowance for funds used during construction	(55)	(45)	(158)	(127)
Net interest expense	282	289	862	882
Net income (loss)	$32	$(81)	$609	$147
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014

Net income (loss)	$32	$(81)	$609	$147
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	62	1	(12)	23
Reclassification to earnings from cash flow hedges	(53)	(26)	31	(55)
Total other comprehensive income (loss)	$9	$(25)	$19	$(32)
Total comprehensive income (loss)	$41	$(106)	$628	$115
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	June 30, 2015	September 30, 2014
Current assets	(Unaudited)
Cash and cash equivalents	$500	$500
Restricted cash and investments	—	19
Accounts receivable, net	1,575	1,676
Inventories, net	1,126	1,056
Regulatory assets	549	481
Other current assets	81	56
Total current assets	3,831	3,788

Property, plant, and equipment
Completed plant	49,782	47,564
Less accumulated depreciation	(25,755)	(24,589)
Net completed plant	24,027	22,975
Construction in progress	6,640	5,951
Nuclear fuel	1,329	1,322
Capital leases	96	102
Total property, plant, and equipment, net	32,092	30,350

Investment funds	2,079	1,981

Regulatory and other long-term assets
Regulatory assets	8,787	8,994
Other long-term assets	531	483
Total regulatory and other long-term assets	9,318	9,477

Total assets	$47,320	$45,596
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2015	September 30, 2014
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,956	$2,050
Accrued interest	315	380
Current portion of leaseback obligations	79	75
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	168	184
Short-term debt, net	2,582	596
Current maturities of power bonds	32	1,032
Current maturities of long-term debt of variable interest entities	33	32
Total current liabilities	5,265	4,449

Other liabilities
Post-retirement and post-employment benefit obligations	5,852	5,839
Asset retirement obligations	3,676	3,089
Other long-term liabilities	2,019	1,962
Leaseback obligations	538	616
Energy prepayment obligations	235	310
Regulatory liabilities	1	—
Total other liabilities	12,321	11,816

Long-term debt, net
Long-term power bonds, net	21,744	21,948
Long-term debt of variable interest entities	1,263	1,279
Total long-term debt, net	23,007	23,227

Total liabilities	40,593	39,492

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	5,852	5,240
Total power program proprietary capital	6,110	5,498
Nonpower programs appropriation investment, net	593	601
Accumulated other comprehensive income (loss)	24	5
Total proprietary capital	6,727	6,104

Total liabilities and proprietary capital	$47,320	$45,596
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the nine months ended June 30
 (in millions)

	2015	2014
Cash flows from operating activities
Net income (loss)	$609	$147
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,475	1,391
Amortization of nuclear fuel cost	206	205
Non-cash retirement benefit expense	249	429
Prepayment credits applied to revenue	(75)	(75)
Fuel cost adjustment deferral	(6)	(91)
Fuel cost tax equivalents	(17)	1
Changes in current assets and liabilities
Accounts receivable, net	118	15
Inventories and other, net	(117)	33
Accounts payable and accrued liabilities	(208)	22
Accrued interest	(65)	(66)
Regulatory assets costs	(18)	(49)
Pension contributions	(144)	(132)
Insurance recoveries	50	175
Other, net	(41)	(18)
Net cash provided by operating activities	2,016	1,987
Cash flows from investing activities
Construction expenditures	(2,064)	(1,694)
Combined cycle plant acquisition	(342)	—
Nuclear fuel expenditures	(252)	(272)
Purchases of investments	(1)	—
Loans and other receivables
Advances	(11)	(3)
Repayments	7	5
Other, net	(27)	3
Net cash used in investing activities	(2,690)	(1,961)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(1,180)	(363)
Redemptions of variable interest entities	(15)	(15)
Short-term debt issues (redemptions), net	1,986	(674)
Payments on leases and leasebacks	(77)	(70)
Payments to U.S. Treasury	(5)	(10)
Other, net	(35)	9
Net cash provided by (used in) financing activities	674	(1,123)
Net change in cash and cash equivalents	—	(1,097)
Cash and cash equivalents at beginning of period	500	1,602
Cash and cash equivalents at end of period	$500	$505

Supplemental Disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$414	$242
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2015 and 2014
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at March 31, 2014 (unaudited)	$263	$4,997	$605	$(4)	$5,861
Net income (loss)	—	(79)	(2)	—	(81)
Total other comprehensive income (loss)	—	—	—	(25)	(25)
Return on power program appropriation investment	—	(1)	—	—	(1)
Return of power program appropriation investment	(2)	—	—	—	(2)
Balance at June 30, 2014 (unaudited)	$261	$4,917	$603	$(29)	$5,752

Balance at March 31, 2015 (unaudited)	$258	$5,819	$595	$15	$6,687
Net income (loss)	—	34	(2)	—	32
Total other comprehensive income (loss)	—	—	—	9	9
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2015 (unaudited)	$258	$5,852	$593	$24	$6,727
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2015 and 2014
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	153	(6)	—	147
Total other comprehensive income (loss)	—	—	—	(32)	(32)
Return on power program appropriation investment	—	(3)	—	—	(3)
Return of power program appropriation investment	(7)	—	—	—	(7)
Balance at June 30, 2014 (unaudited)	$261	$4,917	$603	$(29)	$5,752

Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	617	(8)	—	609
Total other comprehensive income (loss)	—	—	—	19	19
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2015 (unaudited)	$258	$5,852	$593	$24	$6,727
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

Power rates are established by the TVA Board of Directors (the "TVA Board") as authorized by the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (the “TVA Act”).  The TVA Act requires TVA to charge rates for power that will produce gross revenues sufficient to provide funds for operation, maintenance, and administration of its power system; payments to states and counties in lieu of taxes ("tax equivalents"); debt service on outstanding indebtedness; payments to the U.S. Treasury in repayment of and as a return on the Power Program Appropriation Investment; and such additional margin as the TVA Board may consider desirable for investment in power system assets, retirement of outstanding Bonds in advance of maturity, additional reduction of the Power Program Appropriation Investment, and other purposes connected with TVA's power business.  In setting TVA's rates, the TVA Board is charged by the TVA Act to have due regard for the primary objectives of the TVA Act, including the objective that power shall be sold at rates as low as are feasible.  Rates set by the TVA Board are not subject to review or approval by any state or other federal regulatory body. TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment in 2014.

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

Reclassifications

Certain reclassifications have been made to the Consolidated Statement of Cash Flows for the nine months ended June 30, 2015, in the Cash flows from operating activities section as $51 million previously reported as Environmental cleanup costs — Kingston ash spill — non cash and $(65) million previously reported as Environmental cleanup costs — Kingston ash spill for the for the nine months ended June 30, 2014, were reclassified to $(14) million Other, net.

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

The allowance for uncollectible accounts was $1 million at June 30, 2015 and September 30, 2014, for accounts receivable. Additionally, loans receivable of $111 million and $92 million at June 30, 2015 and September 30, 2014, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $9 million at both June 30, 2015 and September 30, 2014.

Depreciation

Depreciation expense was $462 million and $391 million for the three months ended June 30, 2015, and 2014, respectively, and $1.2 billion and $1.1 billion for the nine months ended June 30, 2015, and 2014, respectively. In May 2015, TVA's Board approved that Widows Creek Fossil Plant ("Widows Creek") Unit 7 be retired by October 31, 2015. Management subsequently decided to retire Widows Creek Unit 7 by September 30, 2015. As a result, depreciation expense is being further accelerated over the remaining useful life. This resulted in additional accelerated depreciation expense of $81 million during both the three and nine months ended June 30, 2015. It is expected that the decision to retire Widows Creek Unit 7 by September 30, 2015 will increase depreciation expense by approximately $137 million for the remainder of 2015.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $162 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At June 30, 2015, TVA had paid out approximately $131 million for this program, and the obligation recorded was $12 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standard became effective for TVA on October 1, 2014.

Liabilities. In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on liabilities, which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance exists, except for obligations addressed within existing guidance in GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The standard became effective for TVA on October 1, 2014, and is applied on a retrospective basis for all comparative periods presented. Adoption of this guidance did not have a material impact on TVA’s financial condition, results of operations, or cash flows.

The following accounting standards have been issued, but as of June 30, 2015, were not effective and have not been adopted by TVA.

Revenue Recognition.  In May 2014, the FASB issued a new revenue recognition standard that applies to revenue from contracts with customers.  The standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB adopted a one-year deferral of the effective date.  The standard becomes effective for TVA on October 1, 2018, and allows for either a full retrospective or a modified retrospective application. Early adoption of the standard is permitted for TVA on October 1, 2017.  TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures and the application method to be used.

Consolidation. In February 2015, the FASB issued guidance that amends the consolidation analysis, which affects a reporting entity’s evaluation of variable interests in entities in which it is involved in determining whether consolidation is required. The standard reduces the number of consolidation models through the elimination of the indefinite deferral for certain entities that was previously allowed and places more emphasis on risk of loss when determining a controlling financial interest. The standard becomes effective for TVA on October 1, 2016, and allows for either a full retrospective or a modified retrospective application. TVA has evaluated the impact of adopting this guidance and expects no material impact on TVA's financial condition, results of operations, or cash flows.

Debt Issuance Costs. In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments of this update. The standard becomes effective for TVA on October 1, 2016, and will be applied on a retrospective basis for all comparative periods presented. TVA has evaluated the impact of adopting this guidance, and if the guidance had been effective for TVA as of June 30, 2015, TVA would have reclassified $75 million of debt issues costs from Other long-term assets as a reduction to Long-term power bonds, net and Long-term debt, net of variable interest entities.

Inventory Valuation. In July 2015, the FASB issued guidance that changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model, to the lower of cost and net realizable value. The guidance applies only to inventory valued using methods other than last-in, first out (“LIFO”) or the retail inventory method (for example first-in, first-out (“FIFO”) or average cost). This amendment is intended to simplify the subsequent measurement of inventory. The standard becomes effective for TVA on October 1, 2017, including interim periods within that fiscal year, and is required to be applied prospectively. Early adoption is permitted. TVA is currently evaluating the potential impact of these changes on its consolidated financial statements.

3.  Restructuring

TVA is undertaking cost reduction initiatives with the goal of keeping rates low, keeping reliability high, and continuing to fulfill its broader mission of environmental stewardship and economic development. TVA’s current focus is on reducing operating and maintenance costs through further efficiency gains and streamlining the organization. The goal is to reduce TVA’s operating and maintenance costs by $500 million by the end of 2015 as compared to its 2013 budget. As part of these cost reduction initiatives, an organizational restructuring occurred in 2014, which resulted in approximately 2,000 position reductions achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. In May 2015, TVA announced a limited reduction in force for selected business units and anticipates another approximately 200 employees will be leaving TVA. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. These severance amounts are included in Accounts payable and accrued liabilities and Other long-term liabilities, as applicable, on the Consolidated Balance Sheets. The restructuring expenses are included in Operating and maintenance on the Consolidated Statements of Operations. The table below summarizes the activity related to severance costs:

Severance Cost Liability Activity
	Three Months Ended June 30		Nine Months Ended June 30
	2015	2014	2015	2014
Severance cost liability at beginning of period	$1	$32	$45	$—
Liabilities incurred during the period	7	21	7	56
Actual costs paid during the period	(1)	(7)	(44)	(10)
Adjustments to estimate during the period	—	—	(1)	—
Severance cost liability at end of period	$7	$46	$7	$46

TVA plans to continue to evaluate its operations after it reaches its 2015 cost reduction goal. These evaluations could include additional staff restructuring and severance costs.

4.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2015	At September 30, 2014
Power receivables	$1,451	$1,576
Other receivables	125	101
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,575	$1,676

5.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2015	At September 30, 2014
Fuel inventory	$513	$473
Materials and supplies inventory	648	616
Emission allowance inventory, net	13	13
Allowance for inventory obsolescence	(48)	(46)
Inventories, net	$1,126	$1,056

6.  Acquisition

On April 14, 2015, TVA acquired a 700-megawatt combined-cycle gas plant located in Ackerman, Mississippi, from Quantum Choctaw Power, an affiliate of Quantum Utility Generation.  TVA has purchased the electricity generated by the plant since 2008.  TVA acquired the plant for total cash consideration of $342 million. The plant is located within TVA's service area and is already connected to TVA's transmission grid. The plant is expected to provide greater transmission flexibility and system reliability as TVA retires older, coal-burning units. The facility has been renamed Ackerman Combined Cycle Plant. The purchase price allocation of the fair value of the assets acquired consisted of $333 million of Completed plant, $6 million of Other long-term assets, and $3 million of Inventories, net. Transaction costs were expensed as incurred and were not material.

7.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2015	At September 30, 2014
EnergyRight® receivables	$123	$123
Unamortized debt issue cost of power bonds and variable interest entities	75	68
Loans and other long-term receivables, net	108	87
Prepaid capacity payments	53	58
Restricted cash	—	64
Currency swap asset, net	61	—
Commodity contract derivative assets	1	—
Other	110	83
Other long-term assets	$531	$483

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of June 30, 2015 and September 30, 2014, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $32 million and $33 million, respectively. See Note 11 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At June 30, 2015	At September 30, 2014
Current regulatory assets
Deferred nuclear generating units	$236	$237
Unrealized losses on commodity derivatives	182	134
Environmental agreements	70	54
Environmental cleanup costs - Kingston ash spill	45	47
Fuel cost adjustment receivable	14	9
Other current regulatory assets	2	—
Total current regulatory assets	549	481

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	4,087	4,297
Deferred pension costs due to actions of regulator	171	—
Unrealized losses on interest rate derivatives	1,028	957
Nuclear decommissioning costs	892	931
Environmental cleanup costs - Kingston ash spill	362	421
Non-nuclear decommissioning costs	720	645
Deferred nuclear generating units	1,097	1,255
Environmental agreements	63	108
Unrealized losses on commodity derivatives	81	72
Other non-current regulatory assets	286	308
Total non-current regulatory assets	8,787	8,994
Total regulatory assets	$9,336	$9,475

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$165	$182
Unrealized gains on commodity derivatives	3	2
Total current regulatory liabilities	168	184

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	1	—
Total non-current regulatory liabilities	1	—
Total regulatory liabilities	$169	$184

Deferred Pension Costs Due to Actions of Regulator. In 2015, TVA began including its cash contributions to the pension plan in the rate-making formula; accordingly, on October 1, 2014, TVA began recognizing pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

9.  Variable Interest Entities

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

Southaven VIE

On August 9, 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests of SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

John Sevier VIE

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

Impact on Consolidated Balance Sheets

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of June 30, 2015 and September 30, 2014, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At June 30, 2015	At September 30, 2014
Current liabilities of VIE
Accrued interest of VIE	$26	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	33	32
Total current liabilities of VIE	61	46
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	36	37
Long-term debt of VIE, net
Long-term debt of VIE	1,263	1,279
Total liabilities of VIE	$1,360	$1,362

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

10.  Kingston Fossil Plant Ash Spill

The Event

In December 2008, one of the dredge cells at the Kingston Fossil Plant ("Kingston") failed, and over five million cubic yards of water and coal fly ash flowed out of the cell. TVA, in coordination with federal and state agencies, has completed cleanup and recovery efforts.  TVA completed the removal of time-critical ash from the river during the third quarter of 2010.  In November 2012, the Environmental Protection Agency ("EPA") and the Tennessee Department of Environment and Conservation ("TDEC") approved a plan to allow the Emory River's natural processes to remediate the remaining ash in the river, and to conduct a long-term monitoring program. TVA submitted a final completion report to the EPA on April 22, 2015, for review and approval.

Claims and Litigation

See Note 19 — Legal Proceedings — Legal Proceedings Related to the Kingston Ash Spill and Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.

Financial Impact

TVA recorded an estimate of $1.1 billion for the cost of cleanup related to this event.  In August 2009, TVA began using regulatory accounting treatment to defer all actual costs already incurred and expected future costs related to the ash spill.  The cost is being charged to expense as it is collected in rates over 15 years, beginning October 1, 2009.

Amounts spent since the event through June 30, 2015, totaled $1.1 billion.  The remaining estimated liability at June 30, 2015, was $18 million and is included in Accounts payable and accrued liabilities and Other long-term liabilities.

TVA has not included the following categories of costs in the above estimate since it has been determined that these costs are currently either not probable or not reasonably estimable: penalties (other than the penalties set out in a June 2010 TDEC order), regulatory directives, natural resources damages (other than payments required under a memorandum of agreement with TDEC and the U.S. Fish and Wildlife Service establishing a process and a method for resolving the natural resource damages claim), future lawsuits, future claims, long-term environmental impact costs, final long-term disposition of the ash processing area, and costs associated with new laws and regulations.  There are certain other costs that will be incurred that have not been included in the estimate as they are appropriately accounted for in other areas of the consolidated financial statements.  Associated capital asset purchases are recorded in property, plant, and equipment except for $12 million classified as assets held for sale and recorded in Other current assets.  Ash handling and disposition costs from current plant operations are recorded in operating expenses.  A portion of the dredge cell closure costs are also excluded from the estimate, as they are included in the non-nuclear ARO liability.

Insurance

TVA had property and excess liability insurance programs in place at the time of the Kingston ash spill.  TVA pursued claims under both the property and excess liability programs and has settled all of its property insurance claims and some of its excess liability insurance claims.  In April 2012, TVA initiated arbitration proceedings against the remaining excess liability insurance companies in accordance with the policies’ dispute resolution provisions. TVA is seeking recovery of certain costs incurred in the cleanup project, including the costs of removing ash from property or waters owned by the State of Tennessee, and related expenses. TVA has received insurance proceeds of $317 million.

11.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 19 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2015	At September 30, 2014
Interest rate swap liabilities	$1,419	$1,348
Environmental Agreements liability	63	108
EnergyRight® financing obligation	149	152
Membership interests of VIE subject to mandatory redemption	36	37
Commodity contract derivative liabilities	29	17
Currency swap liabilities	23	15
Commodity swap derivative liabilities	11	14
Other	289	271
Total other long-term liabilities	$2,019	$1,962

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of June 30, 2015 and September 30, 2014, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $37 million and $38 million, respectively. See Note 7 for information regarding the associated loans receivable.

Membership Interests of VIE Subject to Mandatory Redemption. On August 9, 2013, SCCG issued 100 percent of its membership interests to SHLLC for a total of $40 million. The membership interests in SCCG are mandatorily redeemable pursuant to a schedule of payments that indicates the amount of each payment and the corresponding dates on which each payment is due. The schedule requires SCCG to make semi-annual payments to SHLLC sufficient to provide returns on, as well as returns of, capital until the investment has been repaid in full, including a $4 million balloon payment as part of the final disbursement which is due on August 15, 2033. The return on capital includes the Seven States Return. These payments provide a return on investment to SHLLC of 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. As of June 30, 2015 and September 30, 2014, the carrying amount of the membership interests of VIE subject to mandatory redemption were $38 million and $39 million, respectively. As of June 30, 2015 and September 30, 2014, $2 million of this was current and included in Accounts payable and accrued liabilities.

In the event that TVA were to choose to exercise an early buy out feature of the Southaven Facility Lease, in part or in whole, TVA must pay to SCCG amounts sufficient for SCCG to repay or partially repay on a pro rata basis the membership interests held by SHLLC, including any outstanding investment amount plus accrued but unpaid return. TVA also has the right, at any time and without any early redemption of the other portions of the Southaven Facility Lease payments due to SCCG, to fully repay SHLLC's investment, upon which repayment SHLLC will transfer the membership interests to a designee of TVA. See Note 9 — Southaven VIE.

12.  Asset Retirement Obligations

During the nine months ended June 30, 2015, TVA's total ARO liability increased $687 million.

In April 2015, the EPA published its final rule governing coal combustion residuals, which will regulate landfill and impoundment location, design, and operations; dictate certain pond-closure conditions; and establish groundwater monitoring and closure and post-closure standards. As a result of the ruling, TVA has made revisions to the assumptions and estimates used to calculate asset retirement obligations. Increases to estimated project costs, including expansion of work scope and higher costs of materials, have resulted in TVA recording a $539 million increase to the ARO liability during the three months ended June 30, 2015. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. As a result, adjustments to its ARO liabilities may be required as estimates are refined. TVA also recorded an additional $60 million of other new AROs related to TVA’s coal-fired plants and a $7 million ARO related to the Ackerman Combined Cycle Plant acquisition during the same period. See Note 6.

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
Both the nuclear and non-nuclear liabilities were increased by periodic accretion. This was partially offset by ash area settlement projects that were conducted during the nine months ended June 30, 2015. The nuclear and non-nuclear accretion were deferred as regulatory assets, and $33 million of the related regulatory assets was amortized into expense as this amount was collected in rates.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2014	$2,052	$1,117	$3,169
Settlements (ash storage areas)	—	(33)	(33)
Additional obligations	—	606	606
Accretion (recorded as regulatory asset)	74	40	114
Balance at June 30, 2015	$2,126	$1,730	$3,856	(1)

Note
(1) The current portion of ARO in the amount of $180 million is included in Accounts payable and accrued liabilities at June 30, 2015.

13.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2015, and September 30, 2014, consisted of the following:

Debt Outstanding
	At June 30, 2015	At September 30, 2014
Short-term debt
Short-term debt, net	$2,582	$596
Current maturities of long-term debt of variable interest entities	33	32
Current maturities of power bonds	32	1,032
Total current debt outstanding, net	2,647	1,660
Long-term debt
Long-term debt of variable interest entities	1,263	1,279
Long-term power bonds(1)	21,827	22,037
Unamortized discounts, premiums, and other	(83)	(89)
Total long-term debt, net	23,007	23,227
Total outstanding debt	$25,654	$24,887

Note
(1) Includes net exchange losses from currency transactions of $14 million at June 30, 2015 and $44 million at September 30, 2014.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2014, to June 30, 2015:

Debt Securities Activity
	Date	Amount	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2015	$1	2.65%
electronotes®	Second Quarter 2015	42	4.20%
electronotes®	Third Quarter 2015	19	4.05%
2009 Series A	November 2014	2	2.25%
2009 Series B	December 2014	1	3.77%
1999 Series A	May 2015	38	3.96%
2009 Series A	May 2015	1	2.25%
1998 Series D	June 2015	50	3.83%
2009 Series B	June 2015	26	3.77%
2005 Series B	June 2015	1,000	4.38%
Total redemptions/maturities of power bonds		1,180
Variable interest entities	Second Quarter 2015	15	4.29%
Total redemptions/maturities of debt		$1,195
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2015 with a maturity date of September 30, 2015. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2015. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $1.0 billion credit facility matures on December 13, 2017, another $500 million credit facility matures on April 5, 2018, and one $1.0 billion credit facility matures on June 2, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At
June 30, 2015, and September 30, 2014, there were approximately $1.1 billion and $1.0 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 15 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available in the form or three long-term credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2015 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
December 2017	$1.0	$0.3	$—	$0.7
April 2018	0.5	0.5	—	—
June 2020	1.0	0.3	—	0.7
Total	$2.5	$1.1	$—	$1.4

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2015, and September 30, 2014, the outstanding lease/leaseback obligations were $617 million and $691 million, respectively.

14.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three and nine months ended June 30, 2015, TVA reclassified $53 million and $(31) million of gains (losses), respectively, related to its cash flow hedges from AOCI to Interest expense. During the three and nine months ended June 30, 2014, TVA reclassified $26 million and $55 million of gains, respectively, related to its cash flow hedges from AOCI to Interest expense. See Note 15.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 8, Note 15 — Overview of Accounting Treatment, Note 16 — Fair Value Measurements, and Note 18.

15.  Risk Management Activities and Derivative Transactions

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2015	2014	2015	2014
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$62	$1	$(12)	$23

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2015	2014	2015	2014
Currency swaps	$53	$26	$(31)	$55

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $91 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended June 30(1)		Nine Months Ended June 30(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2015	2014	2015	2014
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities until settlement, at which time the gains/losses are recognized in gain/loss on derivative contracts.	$—	$—	$—	$—

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(30)	(6)	(69)	(29)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three and nine months ended June 30, 2015 and 2014.

Fair Values of TVA Derivatives
	At June 30, 2015		At September 30, 2014
Derivatives that Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(23)	Other long-term liabilities	$(15)	Other long-term liabilities
£250 million Sterling	49	Other long-term assets	56	Other long-term assets
£150 million Sterling	12	Other long-term assets	8	Other long-term assets

	At June 30, 2015		At September 30, 2014
Derivatives that Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,034)	Other long-term liabilities	(987)	Other long-term liabilities
$476 million notional	(373)	Other long-term liabilities	(349)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(125)	Other current assets $2; Other long-term assets $1; Other long-term liabilities $(29); Accounts payable and accrued liabilities $(99)	(96)	Other current assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(80)
FTP
Derivatives under FTP(1)	(125)	Other current assets $(91); Other long-term liabilities $(11); Accounts payable and accrued liabilities $(23)	(103)	Other current assets $(69); Other long-term liabilities $(14); Accounts payable and accrued liabilities $(20)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $91 million and $69 million at June 30, 2015 and September 30, 2014, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2015:

Currency Swaps Outstanding At June 30, 2015
Effective Date of Currency Swap Contract	Associated TVA Bond Issues Currency Exposure	Expiration Date of Swap	Overall Effective Cost to TVA
1999	£200 million	2021	5.81%
2001	£250 million	2032	6.59%
2003	£150 million	2043	4.96%

When the dollar strengthens against the British pound sterling, the exchange gain on the Bond liability is offset by an exchange loss on the swap contract.  Conversely, when the dollar weakens against the British pound sterling, the exchange loss on the Bond liability is offset by an exchange gain on the swap contract.  All such exchange gains or losses on the Bond liability are included in Long-term debt, net.  The offsetting exchange losses or gains on the swap contracts are recognized in AOCI.  If any gain (loss) were to be incurred as a result of the early termination of the foreign currency swap contract, the resulting income (expense) would be amortized over the remaining life of the associated Bond as a component of Interest expense.

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

For the three months ended June 30, 2015 and 2014, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $278 million and $(65) million, respectively. For the nine months ended June 30, 2015 and 2014, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(71) million and $(90) million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2015, TVA's coal and natural gas contract derivatives both had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2015			At September 30, 2014
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	13	22 million tons	$(128)	24	31 million tons	$(86)
Natural gas contract derivatives	36	146 million mmBtu	$3	46	62 million mmBtu	$(10)

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

At June 30, 2015 and September 30, 2014, the risks hedged under the FTP were the economic risks associated with the prices of natural gas, fuel oil, and crude oil. At June 30, 2015 and September 30, 2014, TVA had no outstanding coal contract derivatives under the FTP. At June 30, 2015, there were no futures contracts or options contracts outstanding under the FTP, and swap contracts under the FTP had remaining terms of three years or less.

Derivatives Under Financial Trading Program
	At June 30, 2015		At September 30, 2014
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	63,835,000	$(125)	102,227,500	$(103)

Note
Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(10) million at June 30, 2015, and $(5) million at September 30, 2014. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At June 30, 2015	At September 30, 2014
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(125)	$(103)

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2015	2014	2015	2014
Decrease (increase) in fuel expense
Natural gas	$(24)	$(5)	$(56)	$(23)
Fuel oil/crude oil	—	—	1	2

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2015	2014	2015	2014
Decrease (increase) in purchased power expense
Natural gas	$(6)	$(1)	$(14)	$(9)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of June 30, 2015, and September 30, 2014, are shown in the table below:

	As of June 30, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)	$61	$—	$61
Commodity derivatives under FTP	55	(55)	—
Total derivatives subject to master netting or similar arrangement	116	(55)	61
Total derivatives not subject to master netting or similar arrangement	3	—	3

Total	$119	$(55)	$64

Liabilities
Currency swap(s) (4)	$23	$—	$23
Interest rate swaps (4)	1,419	—	1,419
Commodity derivatives under FTP	180	(146)	34
Total derivatives subject to master netting or similar arrangement	1,622	(146)	1,476
Total derivatives not subject to master netting or similar arrangement	128	—	128

Total	$1,750	$(146)	$1,604

	As of September 30, 2014
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)	$64	$(64)	$—
Commodity derivatives under FTP	51	(51)	—
Total derivatives subject to master netting or similar arrangement	115	(115)	—
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$116	$(115)	$1

Liabilities
Currency swap(s) (4)	$15	$—	$15
Interest rate swaps (4)	1,348	—	1,348
Commodity derivatives under FTP	154	(120)	34
Total derivatives subject to master netting or similar arrangement	1,517	(120)	1,397
Total derivatives not subject to master netting or similar arrangement	97	—	97

Total	$1,614	$(120)	$1,494
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
(3) At June 30, 2015, securities of approximately $9 million were posted by a counterparty on TVA's behalf to partially secure the asset position(s) of currency swaps in accordance with the collateral requirements for these derivatives.
(4) Letters of credit of approximately $1.1 billion and $1.0 billion were posted as collateral at June 30, 2015 and September 30, 2014, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives. At June 30, 2015, TVA held no cash collateral in excess of collateral requirements and at September 30, 2014, TVA held $19 million of cash collateral in excess of collateral requirements that was classified in Restricted cash and investments with a corresponding obligation recorded in Accounts payable and accrued liabilities in the same amount.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), and a Rabbi Trust. The funds in the Rabbi Trust are held for the Supplemental Executive Retirement Plan ("SERP"), the Long-Term Deferred Compensation Plan ("LTDCP"), and the TVA Deferred Compensation Plan ("DCP"). All securities in the trusts are classified as trading.  See Note 16 — Investments for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At June 30, 2015, and September 30, 2014, the fair value of derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2015, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.4 billion.  TVA's collateral obligations at June 30, 2015, under these arrangements were approximately $1.0 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of accounts receivable from three LPCs that represented 26 percent and 27 percent of total outstanding accounts receivable at June 30, 2015 and September 30, 2014, respectively.

Credit of Derivative Counterparties.  TVA has entered into derivative contracts for hedging purposes, and TVA's NDT fund and defined benefit pension plan have entered into derivative contracts for investment purposes.  If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction.  If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless.  TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At June 30, 2015, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with counterparties whose Moody's credit rating was Baa1 or higher. At June 30, 2015, all of TVA's coal contract derivatives were with counterparties whose Moody's credit rating, or TVA's internal analysis when such information was unavailable, was Ca or higher, except for one counterparty whose rating was D. See Derivatives Not Receiving Hedge Accounting Treatment.

TVA currently utilizes two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See the note to the Fair Values of TVA Derivatives table above.

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

Investments

At June 30, 2015, Investment funds were composed of $2.1 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, the ART, and a Rabbi Trust.  The funds in the Rabbi Trust are held for the SERP, LTDCP, and DCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service rules applicable to the qualified defined benefit pension plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. TVA established the DCP to provide participants with deferrals of compensation as a supplement to retirement benefits. The NDT and SERP are invested in a mix of investments generally designed to achieve a return in line with overall equity market performance, and the ART and LTDCP are invested in a mix of investments generally designed to achieve a return in line with equity and fixed-income market performance.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $92 million at June 30, 2015.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Level 3 within the fair value hierarchy.

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

	Unrealized Investment Gains (Losses)
		For the Three Months Ended June 30		For the Nine Months Ended June 30
	Financial Statement Presentation	2015	2014	2015	2014

SERP	Other income (expense)	$—	$1	$—	$2
LTDCP	Other income (expense)	—	—	(1)	—
NDT	Regulatory asset	(19)	36	15	72
ART	Regulatory asset	(3)	9	12	27

Currency and Interest Rate Swaps

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

Commodity Contract Derivatives and Commodity Derivatives Under FTP

Commodity Contract Derivatives. Coal and natural gas commodity contracts are classified as Level 3 and Level 2 valuations, respectively, and are valued based on income approaches.  TVA develops an overall price forecast using widely used short-term and mid-range market data from an external pricing specialist.  In addition, coal commodity contracts include adjustments for long-term internal estimates.  To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs.

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

See Note 15 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Derivatives Under FTP for a discussion of the nature and purpose of coal and natural gas contracts and derivatives under TVA's FTP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2014) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $4 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at June 30, 2015.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015, and September 30, 2014. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$181	$—	$—	$181
Debt securities
U.S. government corporations and agencies	59	7	—	66
Corporate debt securities	—	336	—	336
Residential mortgage-backed securities	—	16	—	16
Commercial mortgage-backed securities	—	5	—	5
Collateralized debt obligations	—	29	—	29
Private partnerships	—	—	238	238
Commingled funds(1)
Equity security commingled funds	44	942	—	986
Debt security commingled funds	44	178	—	222
Total investments	328	1,513	238	2,079
Currency swap(s) (2)	—	61	—	61
Commodity contract derivatives	—	—	3	3
Commodity derivatives under FTP (2)
Swap contracts	—	—	—	—

Total	$328	$1,574	$241	$2,143

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swap(s) (2)	$—	$23	$—	$23
Interest rate swaps	—	1,419	—	1,419
Commodity contract derivatives	—	—	128	128
Commodity derivatives under FTP (2)
Swap contracts	—	34	—	34

Total	$—	$1,476	$128	$1,604

Notes
(1) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of any cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 15 — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investments
Equity securities	$162	$—	$—	$162
Debt securities
U.S. government corporations and agencies	46	39	—	85
Corporate debt securities	—	290	—	290
Residential mortgage-backed securities	—	14	—	14
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	29	—	29
Private partnerships	—	—	214	214
Commingled funds (1)
Equity security commingled funds	40	903	—	943
Debt security commingled funds	61	176	—	237
Total investments	309	1,458	214	1,981
Currency swap(s) (2)	—	—	—	—
Commodity contract derivatives	—	—	1	1
Commodity derivatives under FTP (2)
Swap contracts	—	—	—	—

Total	$309	$1,458	$215	$1,982

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Currency swap(s) (2)	$—	$15	$—	$15
Interest rate swaps	—	1,348	—	1,348
Commodity contract derivatives	—	—	97	97
Commodity derivatives under FTP (2)
Swap contracts	—	34	—	34

Total	$—	$1,397	$97	$1,494

Notes
(1) Commingled funds represent investment funds comprising multiple individual financial instruments and are classified in the table based on their existing investment portfolio as of the measurement date.  Commingled funds primarily composed of one class of security are classified in that category.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of any cash collateral received from or paid to the counterparty. See Note 15 — Offsetting of Derivative Assets and Liabilities.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	Private Partnerships	Commodity Contract Derivatives	Private Partnerships	Commodity Contract Derivatives
Balance at beginning of period	$180	$(131)	$159	$(140)
Purchases	7	—	23	—
Issuances	—	—	—	—
Sales	(6)	—	(7)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	7	(15)	13	(6)
Balance at June 30, 2014	$188	$(146)	$188	$(146)

Balance at beginning of period	$223	$(149)	$214	$(96)
Purchases	11	—	21	—
Issuances	—	—	—	—
Sales	(5)	—	(12)	—
Settlements	—	—	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	9	24	15	(29)
Balance at June 30, 2015	$238	$(125)	$238	$(125)

There were no realized gains or losses related to the instruments measured at fair value using significant unobservable inputs that affected net income during the three and nine months ended June 30, 2015. All unrealized gains and losses related to these instruments have been reflected as increases or decreases in regulatory assets and liabilities. See Note 8.

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$3	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.08 - $103.41/ton
Liabilities
Commodity contract derivatives	$128	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.08 - $103.41/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2014	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$1	Discounted cash flow	Credit risk	2 - 5%	(1)

		Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$11.24 - $67.07/ton
Liabilities
Commodity contract derivatives	$97	Pricing model	Coal supply and demand	1.0 - 1.1 billion tons/year
			Long-term market prices	$11.24 - $67.07/ton
Note
(1) Applies to two contracts.

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at June 30, 2015, and September 30, 2014, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at June 30, 2015, and September 30, 2014, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2015		At September 30, 2014
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$155	$163	$156	$166

Loans and other long-term receivables, net (including current portion)	Level 2	$111	$99	$92	$81

EnergyRight® financing obligation (including current portion)	Level 2	$186	$209	$190	$215

Unfunded loan commitments	Level 2	$—	$20	$—	$18

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$38	$47	$39	$50

Long-term outstanding power bonds (including current maturities), net	Level 2	$21,776	$25,134	$22,980	$26,889

Long-term debt of variable interest entities (including current maturities)	Level 2	$1,296	$1,392	$1,311	$1,425

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

17.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2015	2014	2015	2014
Interest income	$6	$6	$18	$17
External services	3	3	9	15
Gains (losses) on investments	—	2	3	4
Miscellaneous	(1)	(1)	(5)	1
Total other income (expense), net	$8	$10	$25	$37

18.  Benefit Plans

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2015, and 2014, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$32	$33	$4	$5	$97	$98	$12	$14
Interest cost	135	139	7	8	405	418	22	24
Expected return on plan assets	(110)	(109)	—	—	(328)	(326)	—	—
Amortization of prior service credit	(5)	(5)	(2)	(2)	(16)	(16)	(5)	(5)
Recognized net actuarial loss	75	71	3	3	225	214	7	8
Total net periodic benefit cost as actuarially determined	127	129	12	14	383	388	36	41
Amount capitalized due to actions of regulator	(57)	—	—	—	(171)	—	—	—
Total net periodic benefit cost	$70	$129	$12	$14	$212	$388	$36	$41

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA expects to contribute $275 million to the Plan in 2015. As of June 30, 2015, TVA had contributed $138 million to the Plan and expects to contribute the remaining $137 million by September 30, 2015. TVA contributed $250 million to the Plan in 2014. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. For the nine months ended June 30, 2015, TVA provided approximately $31 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $7 million to the SERP. For the nine months ended June 30, 2014, TVA provided approximately $23 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $6 million to the SERP.

19.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States.  For the first layer, all of the NRC nuclear plant licensees, including TVA, purchase $375 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license. Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $127 million from the licensees of each of the 102 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $19 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the Secondary Financial Program.  With its six licensed units, TVA could be required to pay a maximum of $764 million per nuclear incident, but it would have to pay no more than $114 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $375 million, $13.0 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

TVA carries property, decommissioning, and decontamination insurance of $5.1 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited ("NEIL"), may require the payment of retrospective premiums up to a maximum of approximately $127 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $36 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.

Nuclear.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2015, the present value of the estimated future decommissioning cost of $2.1 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s nuclear power units are currently authorized to operate until 2020-2036, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 8 and Note 12.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.7 billion at June 30, 2015.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its non-nuclear power assets.  Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 8 and Note 12.

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

TVA operations at some TVA facilities have resulted in oil spills and other contamination that TVA is addressing.  At June 30, 2015, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $9 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheet.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At June 30, 2015, TVA had accrued $145 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $63 million is included in Other long-term liabilities and $82 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Legal Proceedings Related to the Kingston Ash Spill.  Seventy-eight lawsuits based on the Kingston ash spill were filed in the United States District Court for the Eastern District of Tennessee.  Fifteen of these lawsuits were dismissed.  On August 4, 2014, the court issued an agreed order that implements a mediated global resolution of pending claims.  Under the order, the 63 pending cases were dismissed with prejudice, and TVA deposited $28 million with the court, which is responsible for disbursing the funds.  The order anticipates that further legal proceedings will be required to resolve the claims of nine of the plaintiffs, and a portion of the $28 million was set aside under the order to cover the anticipated costs of resolving these claims. Claims of seven of the nine plaintiffs have been resolved. In April 2015, the court dismissed the claims of the remaining two plaintiffs, and these plaintiffs did not appeal the dismissal of their claims.

Civil Penalty and Natural Resource Damages for the Kingston Ash Spill.  In June 2010, TDEC issued a civil penalty order of approximately $12 million to TVA for the Kingston ash spill, citing violations of the Tennessee Solid Waste Disposal Act and the Tennessee Water Quality Control Act.  Of the $12 million, TVA initially paid $10 million, and agreed to undertake environmental projects valued at $2 million as a credit against the remaining penalty amount. TVA completed several of those projects and paid TDEC the small remaining difference rather than do more projects. In addition, TVA paid $750 thousand over three years into the Natural Resource Restoration Fund associated with the Kingston spill. In July 2015, TDEC, TVA and the United States Department of the Interior entered into an administrative order on consent which determined that TVA’s restoration activities were the appropriate measures to remedy any natural resource damages, and released TVA from any claims for such damages.

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

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from coal combustion residual ("CCR") facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In April 2015, TSRA and TCWN filed a lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief and civil penalties of up to $37,500 per violation per day.

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

In September 2014, multiple intervenor groups submitted a petition to the NRC in multiple reactor licensing proceedings to suspend the issuance of final decisions in those proceedings until the NRC generically makes additional findings related to spent fuel disposal or those findings are made in individual licensing proceedings. The NRC rejected this petition in February 2015. In addition, several petitions for review were filed in October 2014 in the D.C. Circuit challenging the Continued Storage Rule.

In January 2015, multiple intervenor groups submitted a petition to the NRC in multiple reactor licensing proceedings, asking the NRC to direct its staff to supplement environmental impact statements to incorporate by reference the generic environmental impact statement released in connection with the Continued Storage Rule. The NRC rejected this petition.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Units 1 and 2. The petition contained eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the ASLB opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL was the only one of the three petitioners that had standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to the WCD in abeyance pending further direction from the NRC. In September 2014, the ASLB denied BREDL's contention related to the WCD. Following the publication of the Continued Storage Rule, BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Sequoyah proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention related to the Continued Storage Rule. The NRC rejected this petition in February 2015. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. With the NRC’s rejection of the final pending contention, the ASLB issued an order terminating the administrative proceeding in March 2015. In April 2015, BREDL filed motions with the NRC to reopen the record and to admit a new contention arguing that the environmental impact statement for Sequoyah must incorporate by reference the generic environmental impact statement released in connection with the Continued Storage Rule. The NRC rejected these motions in June 2015.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license application ("COL") for two Advanced Passive 1000 reactors at Bellefonte Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the COL in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the COL. In April 2012, the ASLB issued an order maintaining the proceeding in "active" status, but amending the disclosure schedule.

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

In July 2012, SACE petitioned for the admission of another new, late-filed contention, similar to the one filed in the Bellefonte Units 3 and 4 proceeding, stemming from the D.C. Circuit's order vacating the WCD. In September 2014, the ASLB denied SACE’s request to file the contention related to the WCD and terminated the proceeding. Following the publication of the Continued Storage Rule, SACE filed a petition with the NRC seeking suspension of the issuance of a final decision in the Watts Bar Unit 2 proceeding and motions with the ASLB to reopen the record and for leave to file a new, late-filed contention stemming from the Continued Storage Rule. The NRC rejected this petition in February 2015. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In addition, in February 2015, SACE filed motions with the NRC to reopen the record and to admit a new contention relating to the expedited seismic evaluation process report for Watts Bar that TVA filed with the NRC in December 2014 as part of the Fukushima lessons-learned review process. These motions were denied in April 2015, and SACE appealed this decision to the NRC in May 2015. In April 2015, SACE filed motions with the NRC to reopen the record and to admit a new contention arguing that the environmental impact statement for Watts Bar Unit 2 must incorporate by reference the generic environmental impact statement released in connection with the Continued Storage Rule. The NRC rejected these motions in June 2015.

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

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum pond discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  At the request of the parties, the Administrative Law Judge ("ALJ") assigned to the matter stayed the case until October 15, 2015.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the TCWN filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. In December 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson County, Tennessee. In March 2015, the court issued a final order affirming the TN Board's decision, and the petitioners subsequently appealed the court's decision to the Tennessee Court of Appeals.

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

Executive Overview

TVA had net income for the three months and nine months ended June 30, 2015, of $32 million and $609 million, respectively, as compared with net loss of $81 million and net income of $147 million for the same periods of 2014.

Sales were approximately one percent higher for the three months ended June 30, 2015, and one percent lower for the nine months ended June 30, 2015, as compared to the same periods of 2014. These results were primarily driven by weather patterns with warmer weather for the three months and nine months ended June 30, 2015, as compared to the same periods of 2014.

Operating expenses were approximately eight percent and nine percent lower for the three months and nine months ended June 30, 2015, respectively, as compared to the same periods of 2014. Lower market prices for natural gas contributed to lower fuel and purchased power expense. In addition, operating and maintenance expenses decreased due to continuing cost savings initiatives, fewer outages, and the timing of projects and pension costs. See Note 18. The lower operating and maintenance expenses were offset by an increase in depreciation expense related to the accelerated closure of certain coal-fired units, primarily Widows Creek Fossil Plant ("Widows Creek") Unit 7, the retirement of which was announced in May 2015. See Results of Operations.

As TVA continues to develop a cleaner, more diverse energy portfolio, it is reviewing future uses for the land and physical structures where operations have been discontinued.  In June 2015, TVA announced that it, in conjunction with support from state and local governments and other organizations, helped in bringing an innovative, global technology company to the Widows Creek site where coal-fired operations will cease by the end of the year.  TVA plans to continue to work with state and local governments and other organizations to repurpose sites for their highest and best use, which may lead to economic development opportunities or site conversions to meet future generation needs.

Testing and regulatory reviews continue at Watts Bar Nuclear Plant ("Watts Bar") Unit 2 with fuel load forecasted to be during the fourth quarter of 2015 and commercial operations expected to commence during the second quarter of 2016. See Key Initiatives and Challenges — Generation Resources — Watts Bar Unit 2.

After extensive investigation, TVA has identified underground pathways contributing to the seepage and has prepared a plan to repair Boone Dam. TVA will continue working with the community to help mitigate local impacts of the extended drawdown. See Key Initiatives and Challenges — Dam Safety Assurance Initiatives — Boone Dam.

During 2015, TVA conducted a study of its energy resources in order to update and replace the Integrated Resource Plan ("IRP") that was accepted by the TVA Board of Directors (the "TVA Board") in April 2011. The IRP is a comprehensive study of how TVA could meet the demand for electricity in its service territory over the next 20 years. Changes to the 2011 IRP are in response to major changes in electrical utility industry trends since 2011 including abundant, lower-cost natural gas, decreased cost of renewable generation, decreased demand, and continued focus on energy efficiency efforts.

The final IRP reinforces some observations made in the draft plan. These include: new capacity is needed in every scenario; new natural gas capacity is needed in every scenario; there is no immediate need for new baseload resources beyond the completion of Watts Bar Unit 2 and power upgrades being evaluated for Browns Ferry Nuclear Plant ("Browns Ferry"); and higher levels of energy efficiency and renewable energy levels are included in many scenerios.

The IRP was developed with input from the public and contributions from a working group of stakeholders from local power companies, environmental organizations and other public and private entities with a vested interest, including an extensive public outreach that included a series of open meetings around the Tennessee Valley. The final 2015 IRP will be presented to the TVA Board for consideration at its August 2015 meeting.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three and nine months ended June 30, 2015, and 2014:

Sales of Electricity (millions of kWh)
	Three Months Ended June 30				Nine Months Ended June 30
	2015	2014	Change	Percent Change	2015	2014	Change	Percent Change
Local power companies	32,108	31,731	377	1.2%	100,823	101,275	(452)	(0.4)%
Industries directly served	4,333	4,450	(117)	(2.6)%	12,832	13,026	(194)	(1.5)%
Federal agencies and other	802	684	118	17.3%	2,055	2,263	(208)	(9.2)%
Total sales of electricity	37,243	36,865	378	1.0%	115,710	116,564	(854)	(0.7)%

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
	2015 Actual	Normal(1)	Percent Variation	2014 Actual	Normal(1)	Percent Variation	2015 Actual	2014 Actual	Percent Change
Heating Degree Days
Three Months Ended June 30	120	228	(47.4)%	199	228	(12.7)%	120	199	(39.7)%
Nine Months Ended June 30	3,551	3,343	6.2%	3,697	3,343	10.6%	3,551	3,697	(3.9)%

Cooling Degree Days
Three Months Ended June 30	698	586	19.1%	651	586	11.1%	698	651	7.2%
Nine Months Ended June 30	780	666	17.1%	743	666	11.6%	780	743	5.0%

Note
(1)  This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity increased 378 million kilowatt hours ("kWh") for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was driven by increased sales volume for local power company customers of TVA ("LPCs") primarily due to a seven percent increase in cooling degree days. In addition, sales to federal agencies and other increased in part due to increased demand from one of TVA’s federal customers, as well as a slight increase in off-system sales as TVA had excess generation available for sale. These increases were partially offset by decreased demand from industries directly served, as a result of economic conditions affecting certain customers.

Sales of electricity decreased 854 million kWh for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. The decrease was primarily related to decreased sales volume for LPCs in part due to a four percent decrease in heating degree days. In addition, sales to industries directly served decreased as a result of economic conditions affecting certain customers, and sales to federal agencies and other decreased from a reduction in off-system sales as TVA had less excess generation available for sale.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2015, and 2014:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2015	2014	Percent Change	2015	2014	Percent Change
Operating revenues	$2,558	$2,651	(3.5)%	$7,832	$7,971	(1.7)%
Operating expenses	2,252	2,453	(8.2)%	6,386	6,979	(8.5)%
Operating income	306	198	54.5%	1,446	992	45.8%
Other income, net	8	10	(20.0)%	25	37	(32.4)%
Interest expense, net	282	289	(2.4)%	862	882	(2.3)%
Net income (loss)	$32	$(81)	139.5%	$609	$147	314.3%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2015, and 2014, consisted of the following:

Operating Revenues
	Three Months Ended June 30			Nine Months Ended June 30
	2015	2014	Percent Change	2015	2014	Percent Change
Revenue from sales of electricity
Local power companies	$2,318	$2,383	(2.7)%	$7,135	$7,217	(1.1)%
Industries directly served	167	197	(15.2)%	485	539	(10.0)%
Federal agencies and other	37	38	(2.6)%	102	113	(9.7)%
Revenue from sales of electricity	2,522	2,618	(3.7)%	7,722	7,869	(1.9)%
Other revenue	36	33	9.1%	110	102	7.8%
Total operating revenues	$2,558	$2,651	(3.5)%	$7,832	$7,971	(1.7)%

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

Operating revenues decreased $93 million and $139 million for the three and nine months ended June 30, 2015, respectively, compared to the three and nine months ended June 30, 2014, due to the following:

	Three Month Change	Nine Month Change
Fuel cost recovery	$(136)	$(269)
Base revenue	42	136
Off-system sales	(2)	(14)
Other revenue	3	8
Total	$(93)	$(139)

Operating revenues decreased $93 million for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $136 million decrease in fuel cost recovery, which was partially offset by a $42 million increase in base revenue. The $136 million decrease in fuel cost recovery was primarily attributable to lower fuel rates. The increase in base revenue was predominantly attributable to an increase in energy revenue of $46 million and an increase in demand revenue of $1 million due primarily to the non-fuel base rate increase that became effective October 1, 2014.

Operating revenues decreased $139 million for the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014, primarily due to a $269 million decrease in fuel cost recovery, which was partially offset by a $136 million increase in base revenue. The $269 million decrease in fuel cost recovery was primarily attributable to lower fuel rates. The increase in base revenue was predominantly attributable to an increase in demand revenue of $74 million and an increase in energy revenue of $67 million due primarily to the non-fuel base rate increase that became effective October 1, 2014.
Operating Expenses. Operating expenses for the three and nine months ended June 30, 2015, and 2014, consisted of the following:

Operating Expenses
	Three Months Ended June 30			Nine Months Ended June 30
	2015	2014	Percent Change	2015	2014	Percent Change
Fuel	$608	$698	(12.9)%	$1,744	$1,904	(8.4)%
Purchased power	244	279	(12.5)%	736	843	(12.7)%
Operating and maintenance	738	880	(16.1)%	2,083	2,480	(16.0)%
Depreciation and amortization	534	463	15.3%	1,440	1,357	6.1%
Tax equivalents	128	133	(3.8)%	383	395	(3.0)%
Total operating expenses	$2,252	$2,453	(8.2)%	$6,386	$6,979	(8.5)%

The following table summarizes TVA's net generation and purchased power by generating source and the percentage of all electric power generated and purchased for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power
	Three Months Ended June 30				Nine Months Ended June 30
	2015		2014		2015		2014
	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply	kWh (in millions)	Percent of Total Power Supply
Coal-fired	12,824	34%	15,624	42%	39,511	34%	44,916	38%
Nuclear	13,173	35%	12,451	33%	40,981	35%	39,669	33%
Hydroelectric	2,427	6%	1,868	5%	10,766	9%	10,609	9%
Natural gas and/or oil-fired	5,037	13%	3,198	9%	12,311	10%	8,961	8%
Renewable resources (non-hydro)	—	—%	3	—%	0	—%	5	—%
Total TVA-operated generation facilities	33,461	88%	33,144	89%	103,569	88%	104,160	88%
Purchased power	4,587	12%	4,303	11%	14,346	12%	14,493	12%
Total power supply	38,048	100%	37,447	100%	117,915	100%	118,653	100%

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Fuel expense decreased $90 million for the three months ended June 30, 2015, as compared to the same period of the prior year. This decrease was driven by an $88 million decrease in fuel expense attributable to fuel rates, primarily due to lower prices for natural gas. As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended June 30, 2015, was 41 percent lower as compared to the same period of the prior year. Also contributing to the decrease was an $8 million decrease in fuel expense driven by more timely collections of fluctuations in fuel costs in the three months ended June 30, 2015. Offsetting these decreases in fuel expense was an increase of one percent in sales of electricity which resulted in an increase in fuel expense of approximately $6 million.

Purchased power expense decreased $35 million for the three months ended June 30, 2015, as compared to the same period of the prior year, primarily due to lower market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. The lower prices contributed to a $45 million decrease in purchased power expense. Also contributing to the decrease was a $7 million decrease in purchased power expense driven by more timely collections of fluctuations in fuel costs in the three months ended June 30, 2015. Offsetting these decreases was an increase of seven percent in the volume of power purchased which resulted in an increase in purchased power expense of $17 million.

Operating and maintenance expense decreased $142 million for the three months ended June 30, 2015, compared to the same period of the prior year. This decrease was primarily driven by a $61 million decrease in pension and post-retirement costs due mainly to regulatory accounting actions taken by the TVA Board.  Beginning October 1, 2014, TVA began deferring pension costs as regulatory assets to the extent that the amount calculated under accounting principles generally accepted in the United States of America ("GAAP") as pension expense differs from the amount TVA contributes to the pension plan. The ongoing cost savings initiatives undertaken by management (see Key Initiatives and Challenges — Continuous Improvement Initiatives) contributed approximately $59 million to the decrease in operating and maintenance expense, with approximately $30 million attributable to labor savings. Additionally, there was a $22 million decrease in planned nuclear outage expense, primarily resulting from fewer nuclear outages completed in the three months ended June 30, 2015, as compared to the same period of the prior year.

Depreciation and amortization expense increased $71 million for the three months ended June 30, 2015, as compared to the same period of the prior year, primarily due to an increase of $68 million in the amount of accelerated depreciation expense recognized on certain coal-fired units. The increase in accelerated depreciation was primarily driven by the decisions to accelerate the retirement of Widows Creek Unit 7. See Note 1 — Depreciation.

Tax equivalents expense decreased $5 million for the three months ended June 30, 2015, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the three months ended June 30, 2015, as compared to the same period of the prior year.

Nine Months Ended June 30, 2015, Compared to Nine Months Ended June 30, 2014

Fuel expense decreased $160 million for the nine months ended June 30, 2015, as compared to the same period of the prior year, primarily as a result of lower overall fossil and natural gas fuel rates, which decreased fuel expense by $181 million. Also, nuclear fuel expense decreased by $31 million for the nine months ended June 30, 2015, as a result of the discontinuance of payments to the Department of Energy ("DOE") for spent fuel disposal in May 2014. Additionally, a decrease of one percent in sales of electricity contributed to an $11 million decrease in fuel expense. Partially offsetting these decreases in fuel expense was an increase in fuel expense driven by more timely collections of fluctuations in fuel costs in the nine months ended June 30, 2015 which accounted for a $61 million increase.

Purchased power expense decreased $107 million for the nine months ended June 30, 2015, as compared to the same period of the prior year, primarily due to lower market prices for natural gas, as TVA’s primary source of purchased power is natural gas-fired generation. The average Henry Hub natural gas spot prices for the nine months ended June 30, 2015, was approximately 31 percent lower than the same period of the prior year. The lower prices contributed to a $120 million decrease in purchased power expense. Additionally, a decrease of one percent in the volume of power purchased resulted in a decrease in purchased power expense of $9 million. Partially offsetting these decreases in purchased power expense was a $22 million increase in purchased power expense driven by more timely collections of fluctuations in fuel costs in the nine months ended June 30, 2015.

Operating and maintenance expense decreased $397 million for the nine months ended June 30, 2015, as compared to the same period of the prior year. This decrease was primarily driven by a $181 million decrease in pension and post-retirement costs due mainly to regulatory accounting actions taken by the TVA Board.  Beginning October 1, 2014, TVA began deferring pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan. The ongoing cost savings initiatives undertaken by management (see Key Initiatives and Challenges — Continuous Improvement Initiatives) contributed approximately $115 million to the decrease in operating and maintenance expense, with approximately $72 million attributable to labor savings. Additionally, there was a $35 million decrease in projects expense due primarily to the timing of nuclear and information technology projects and a $67 million decrease in planned nuclear outage expense, primarily resulting from fewer nuclear outages completed in the nine months ended June 30, 2015, as compared to the same period of the prior year.

Depreciation and amortization expense increased $83 million for the nine months ended June 30, 2015, as compared to the same period of the prior year, primarily due to an increase of $68 million in the amount of accelerated depreciation expense recognized on certain coal-fired units. The increase in accelerated depreciation was driven by the decisions to accelerate the retirement of Widows Creek Unit 7. See Note 1 — Depreciation. Additionally, nuclear and information technology depreciation expense increased by approximately $17 million for the nine months ended June 30, 2015, as compared to the same period of the prior year due to the timing of when several additions were placed in service during 2015 and 2014.

Tax equivalents expense decreased $12 million for the nine months ended June 30, 2015, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of fuel cost adjustment mechanism revenues and decreased for the nine months ended June 30, 2015, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2015, and 2014, were as follows:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2015	2014	Percent Change	2015	2014	Percent Change
Interest Expense(1)
Interest expense	$337	$334	0.9%	$1,020	$1,009	1.1%
Allowance for funds used during construction	(55)	(45)	22.2%	(158)	(127)	24.4%
Net interest expense	$282	$289	(2.4)%	$862	$882	(2.3)%

	2015	2014	Percent Change	2015	2014	Percent Change
Interest Rates (average)
Long-term outstanding power bonds(2)	5.537%	5.601%	(1.1)%	5.505%	5.594%	(1.6)%
Long-term debt of variable interest entities	4.610%	4.602%	0.2%	4.608%	4.601%	0.2%
Membership interests subject to mandatory redemption	7.000%	7.000%	—%	7.000%	7.022%	(0.3)%
Discount notes	0.051%	0.047%	8.5%	0.048%	0.049%	(2.0)%
Blended	5.164%	5.192%	(0.5)%	5.228%	5.144%	1.6%

Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.
(2) The average interest rates on long-term debt obligations reflected in the table above are calculated using an average of long-term debt balances at the end of each month in the periods above and interest expense for those periods.

Net interest expense decreased $7 million for the three months ended June 30, 2015, as compared to the same period of the prior year. This decrease was primarily attributable to an increase of $10 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2, which was partially offset by an increase in long-term interest expense of $3 million due to a higher average balance of long-term debt.

Net interest expense decreased $20 million for the nine months ended June 30, 2015, as compared to the same period of the prior year. This decrease was primarily attributable to an increase of $31 million in AFUDC as a result of ongoing construction activities at Watts Bar Unit 2, which was partially offset by an $11 million increase in interest expense mainly due to a higher average balance of long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), three long-term revolving credit facilities totaling $2.5 billion, and proceeds from financings. See Note 13 — Credit Facility Agreements. Other financing arrangements include call monetization transactions, sales of assets, and sales of receivables and loans.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. At June 30, 2015, TVA had $24.4 billion of Bonds outstanding (not including noncash items of foreign currency exchange loss of $14 million and net discount on sale of Bonds of $83 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9), could provide supplementary funding if needed. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital investment needs. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at June 30, 2015, the long-term debt of three variable interest entities. See Lease Financings below, Note 9, and Note 13 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At June 30 2015	Three Months Ended June 30 2015	Nine Months Ended June 30 2015	At June 30 2014	Three Months Ended June 30 2014	Nine Months Ended June 30 2014
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$2,582	$1,550	$1,089	$1,759	$1,631	$1,827
Weighted Average Interest Rate
Discount Notes	0.047%	0.051%	0.048%	0.059%	0.047%	0.049%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$2,582	$2,582	N/A	$1,759	$2,442

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9. TVA may seek to enter into similar arrangements in the future, but has no immediate plans to do so.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. A summary of cash flow components for the nine months ended June 30, 2015, and 2014, follows:

Summary Cash Flows
	Nine Months Ended June 30
	2015	2014
Cash provided by (used in):
Operating activities	$2,016	$1,987
Investing activities	(2,690)	(1,961)
Financing activities	674	(1,123)
Net increase (decrease) in cash and cash equivalents	$—	$(1,097)

Operating Activities

Net cash flows provided by operating activities increased $29 million during the nine months ended June 30, 2015, as compared to the same period during the prior year. This increase was due to the timing of revenue collections and a decrease in cash used in operations due to cost reduction initiatives, fewer outages, and the timing of expenditures for projects.  These changes were partially offset by a reduction in recoveries of insurance proceeds related to the Kingston Fossil Plant ("Kingston") ash spill, increases in TVA’s margin requirements due to lower natural gas prices, and increases in cash used due to the timing of payments.

Investing Activities

The majority of TVA’s investing cash outflows are investments in property, plant, and equipment for work on existing facilities, environmental projects, transmission upgrades necessary to maintain reliability, and capacity expansion. Net cash flows used in investing activities increased $729 million during the nine months ended June 30, 2015, as compared to the same period during the prior year. This increase was primarily driven by additional capacity expansion spending for the natural gas-fired generation facilities at Paradise Fossil Plant ("Paradise") and Allen Fossil Plant ("Allen"), the Ackerman Combined Cycle Plant acquisition, and the nuclear seismic upgrade projects for Browns Ferry and Sequoyah.

Financing Activities

Net cash flows provided by financing activities were $674 million during the nine months ended June 30, 2015, as compared to cash used by financing activities of $1.1 billion during the same period of the prior year. The increase in cash flows provided by financing activities was primarily driven by net issuance of short-term debt of $2.0 billion during the nine months ended June 30, 2015, as compared to net redemptions of short-term debt of $674 million during the same period of the prior year. The net issuance of short-term debt for the first three quarters of 2015 was used to fund redemptions of long-term debt and other obligations while maintaining a steady cash level whereas the net redemptions of short-term debt for the first three quarters of 2014 was the result of the strategic decision to use cash on hand during 2014 to meet some of TVA’s near-term capital funding needs rather than issuing additional debt.

Cash Requirements and Contractual Obligations

TVA has certain contractual obligations and other commitments to make future payments. The following table sets forth TVA's estimates of future payments at June 30, 2015.

Commitments and Contingencies Payments due in the year ending September 30
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Debt(2)	$2,582	$32	$1,555	$1,682	$1,032	$17,544	$24,427
Interest payments relating to debt	223	1,168	1,154	1,065	989	17,047	21,646
Debt of VIEs	16	33	35	36	38	1,138	1,296
Interest payments relating to debt of VIEs	29	58	58	56	54	693	948
Lease obligations
Capital	4	13	13	13	12	168	223
Non-cancelable operating	11	41	38	28	25	63	206
Purchase obligations
Power	62	220	229	233	239	3,365	4,348
Fuel	416	1,047	563	571	504	1,579	4,680
Other	165	260	216	212	210	1,938	3,001
Environmental Agreements	28	55	36	14	—	—	133
Membership interest of VIE subject to mandatory redemption	1	2	2	2	2	29	38
Interest payments related to membership interests of VIE subject to mandatory redemption	1	3	2	2	2	15	25
Flood response commitment to NRC	6	11	1	—	—	—	18
Litigation settlements	7	5	—	—	—	—	12
Unfunded loan commitments	7	6	—	—	—	—	13
Environmental cleanup costs -Kingston ash spill	3	1	1	1	1	11	18
Payments on other financings	10	103	104	104	96	305	722
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	8	8	8	8	85	122
Retirement plan(3)	78	209	—	—	—	—	287
Total	$3,654	$3,275	$4,015	$4,027	$3,212	$43,980	$62,163
Notes
(1) Period July 1 – September 30, 2015
(2) Does not include noncash items of foreign currency exchange loss of $14 million and net discount on sale of Bonds of $83 million.
(3) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2016 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2016. See Note 18.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Obligations due in the year ending September 30
	2015(1)	2016	2017	2018	2019	Thereafter	Total
Energy Prepayment Obligations	$25	$100	$100	$100	$10	$—	$335
Note
(1)  Period July 1 – September 30, 2015

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of 5 years or 10 years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of June 30, 2015, the total carrying amount of the loans receivable, net of discount, was approximately $155 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $186 million at June 30, 2015. See Note 7 and Note 11 for additional information.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Daiichi"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of June 30, 2015, TVA had spent $230 million on modifications at all its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $53 million to complete these modifications.

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

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA also completed a series of permanent modifications to the four dams initially addressed in 2009 as well as to several other dams identified through the more recent analytical work. The modifications addressed and rectified the potential for certain dams to be overtopped during a “probable maximum flood” event as well as the potential for certain other dams to become unstable under “probable maximum flood” conditions. These modifications were completed in the spring of 2015 with the exception of certain repairs at Fort Loudoun Dam which are expected to be completed in 2017. As of June 30, 2015, TVA had spent $139 million on these modifications, and expects to spend an additional $17 million to complete the modifications.
The revised hydrology models have been reviewed and approved by the NRC with regard to Watts Bar Unit 1.  The NRC has indicated that the approval for Watts Bar Unit 1 will provide a basis for the subsequent application of that approval to Watts Bar Unit 2.  TVA plans to seek NRC approval for similar modeling as applied to Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2 and will subsequently address Browns Ferry conditions as needed.
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

 In addition to the reevaluations, TVA has mitigated seismic risk to beyond the original design by performing seismic upgrades for Browns Ferry and Sequoyah.  Specific seismic upgrades performed at Watts Bar as part of the Unit 2 licensing efforts go beyond the seismic upgrades at Browns Ferry and Sequoyah to mitigate the risk of extensive modifications that may be dictated by the seismic hazard reevaluations.

Watts Bar Unit 2. TVA’s Watts Bar Unit 2 construction project continues on track with an estimate to complete ranging from $4.4 billion to $4.5 billion and commercial operations by June 2016, which is consistent with the expectations approved by the Board in April 2012.  Based on construction and testing progress to date, fuel load is currently forecasted for the fourth quarter of 2015 and commercial operation is expected in the second quarter of 2016.  Challenges that could potentially affect the forecast include completing complex work and required documentation, addressing emergent work identified during testing, addressing current and emerging licensing issues, and successfully transitioning the site into dual-unit operation.  See Note 19 — Administrative Proceedings Regarding Watts Bar Unit 2.

The regulatory reviews associated with the issuance of an NRC operating license are continuing.  The NRC commissioners voted unanimously on May 26, 2015, to delegate authority to the office of Nuclear Reactor Regulation to issue a license to Watts Bar Unit 2 upon completion of the construction, testing, and related inspections.  The Operational Readiness Assessment Team (“ORAT”) inspection was conducted June 22 through 26, 2015.  No significant issues were identified by the ORAT during its exit briefings.

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

The Browns Ferry dry cask storage facilities have been in use since 2005 and were expected to provide storage capacity through 2018. TVA began loading used fuel into the new larger casks at Browns Ferry in July 2015. Planned expansion to Browns Ferry independent spent fuel storage installation facilities, including implementation of larger storage casks, will extend storage capacity to 2030.

Waste Confidence Rule. On August 26, 2014, the NRC approved a final rule on the environmental effects of continued storage of spent nuclear fuel and terminated a two-year suspension of final licensing actions for nuclear power plants and renewals. The rule, renamed the “Continued Storage of Spent Nuclear Fuel Rule,” adopts findings from a supporting generic environmental impact statement and concludes that spent nuclear fuel can be safely managed in dry casks indefinitely. Issuance of this rule helped mitigate a significant risk to the timely completion of Watts Bar Unit 2 and may alleviate some issues in the relicensing processes related to Sequoyah while helping ensure compliance with the requirement of the National Environmental Policy Act to disclose the environmental impacts of spent nuclear fuel storage. See Note 19 — Legal Proceedings — Administrative Proceedings Regarding Watts Bar Unit 2, — Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant, and — Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage for additional information.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors including the Environmental Agreements, environmental legislation, the cost of adding emission control equipment and other environmental improvements, fuel prices, conditions of its aging plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  As of June 30, 2015, TVA had retired 11 coal-fired units with a summer net capability of 1,494 megawatts ("MW"). The retirements of ten of these units, with a summer net capability of 1,370 MW, were carried out to comply with the Environmental Agreements.  In addition, as of June 30, 2015, TVA had removed from service, mothballed, and/or idled an additional eight coal-fired units with a summer net capability of 1,715 MW.  Thus, the total number of coal-fired units that are no longer active is 19 with a summer net capability of 3,209 MW. TVA continues to assess its power generating facilities.

Under the terms of the Environmental Agreements, TVA was required to decide whether to install additional air pollution controls on Units 1 and 4 at Shawnee Fossil Plant ("Shawnee"), convert those units to burn biomass, or retire them by December 31, 2017.  TVA completed an Environmental Assessment during the first quarter of 2015, and on December 30, 2014, the TVA Board approved installation of air pollutions controls (i.e., selective catalytic reduction systems ("SCRs") and dry scrubbers) on Units 1 and 4 at Shawnee with an estimated cost of $185 million.  On December 31, 2014, the decision to install additional air pollution controls was communicated to the Environmental Protection Agency ("EPA") and the other participants in accordance with terms of the Environmental Agreements. These units have a combined summer net capability of 268 MW.

During 2014, the TVA Board took several actions related to the retirement of certain coal-fired units. Upon the completion of natural gas-fired generation facilities at the Paradise site, coal-fired Units 1 and 2 at Paradise with a summer net capability of 1,230 MW will be retired, and upon the completion of a natural gas-fired generation facility at the Allen site, coal-fired Units 1-3 at Allen with a summer net capability of 741 MW will be retired. TVA plans to retire the Allen units no later than June 1, 2018, Colbert Fossil Plant ("Colbert") Unit 5 with a summer net capability of 472 MW no later than December 31, 2015, Colbert Units 1-4 with a summer net capability of 712 MW no later than April 15, 2016, and Widows Creek Unit 8 (currently idled) with a summer net capability of 465 MW no later than October 1, 2015. During the third quarter of 2015, the TVA Board approved the retirement of Widows Creek Unit 7 with a summer net capability of 473 MW no later than October 31, 2015, and Johnsonville Units 1-4 with a summer net capability of 428 MW by December 31, 2017. TVA plans to retire Widows Creek Unit 7 by September 30, 2015 and Johnsonville Units 1-4 by December 31, 2017. See Natural Gas-Fired Units.

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

TVA is converting its wet ash and gypsum facilities to dry storage collection facilities. The CCR conversion program runs through CY 2022, with the exception of the new landfill at Shawnee to accommodate the addition of air pollution controls. The expected cost of the CCR work is approximately $2.0 billion. This program includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. As of June 30, 2015, $710 million of costs had been incurred since the start of the work. Conversion projects are currently planned at Kingston, Shawnee, Gallatin Fossil Plant, Cumberland Fossil Plant, and Paradise. TVA will continue to undertake CCR projects past 2022 in order to support long-term plant generation, including projects to build new landfills, expand landfills, and close landfills. The EPA published a final rule related to CCRs in April 2015 which will regulate landfill and impoundment location, design, and operations; dictate certain pond-closure conditions; and establish groundwater monitoring and closure and post-closure standards. Although the rule will become effective October 19, 2015, certain provisions have later effective dates. See Note 12 and Environmental Matters — Coal Combustion Residuals below.

As part of TVA's overall commitment to convert from wet to dry storage at all its facilities that will continue to operate after 2017, TVA has proposed to build a bottom ash dewatering facility at Kingston. If the dewatering facility is built, it would convert Kingston’s coal byproducts storage system to an onsite dry landfill. Because of the 2008 ash spill at Kingston, TVA feels it is important to eliminate wet storage at Kingston as quickly as possible, and the dewatering facility is the final step in a permanent solution.

TVA is studying the adequacy of CCR storage capacity at its coal-fired plants that currently have dry storage collection facilities. If TVA determines that the remaining capacity is not adequate, additional storage facilities will need to be permitted and built, or off-site disposal will need to be arranged. TVA is also responding to the EPA’s remaining questions as part of the EPA’s national effort to assess the structural integrity of impoundments. The analyses have been successfully completed and accepted by the EPA for eight of eleven active plant sites. For the three remaining sites, TVA has or will cease sending CCR to those impoundments and will initiate their closure in CY 2016. TVA anticipates that the planned closure of these impoundments will resolve the questions arising out of the EPA’s inspection.

Natural Gas-Fired Units. At its November 14, 2013 meeting, the TVA Board approved the completion of a natural gas-fired generation facility with an expected generation capacity of approximately 1,000 MW at TVA’s Paradise site at a cost not to exceed $1.1 billion. A lawsuit has been filed challenging TVA's Paradise decision. See Note 19 — Legal Proceedings — National Environmental Policy Act Challenge at Paradise Fossil Plant. An injunction or court order that delays TVA's plans at Paradise could increase the project's cost. On August 21, 2014, the TVA Board approved the construction of a natural gas-fired generation facility also with an expected generation capacity of approximately 1,000 MW at the Allen site at a cost not to exceed $975 million. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which would continue to be operated on the Paradise site. The TVA Board also authorized the acquisition of the Choctaw combined-cycle natural gas plant near Ackerman, Mississippi, at its February 12, 2015, meeting and TVA purchased the 700 MW combined-cycle gas plant on April 14, 2015. TVA had purchased the electricity generated by the plant since 2008. See Note 6.

Status of Other Generation Units. Units 1-4 at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain"), with a total net summer capability of 1,616 MW, were taken out of service for maintenance activities in 2012 after an inspection of the turbines in each unit identified cracking in the rotor poles and the rotor rims. Maintenance overhauls on all four units were subsequently completed to correct these cracking problems.  However, an unrelated issue was identified in certain oil-filled power cables that convey power out of the facility, resulting in TVA limiting service to three units until resolved. On June 28, 2015, the fourth Raccoon Mountain unit was returned to service.

Small Modular Reactors. TVA plans to submit an Early Site Permit Application ("ESPA") for review by the NRC in the second quarter of 2016. This submittal is based on the development of a Plant Parameter Envelope reflecting application for two or more small modular reactor ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. The design and vendor for the SMR technology has not yet been selected. TVA and DOE have entered into an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

TVA is developing the Clinch River site on a schedule that supports submittal of a combined construction and operating license application ("COL") in the second half of 2018, in conjunction with supporting NRC's review of the ESPA. This submittal is subject to sufficient progress being made by the SMR vendor(s) with their design certification(s), and a TVA decision to select technology and TVA approval to proceed with development of a COL in 2017.

Distributed Generation. As technologies for producing energy on solar, small gas, and other types of sites are evolving, they are becoming cost competitive and more reliable, and consumers are having a greater desire to utilize these technologies for their own needs. Previously, the limited impact of electricity from the small numbers of these distributed generation sites was easily absorbed within the capacity of a system the size of TVA’s. However, as the amount of distributed generation grows on the system, the ability of the system to cope with these generation sources becomes more challenging while at the same time reducing the need for TVA’s generation resources. TVA, in conjunction with interested LPCs and other stakeholders, is investigating the value and challenges these resources provide to the grid in order to better understand their impact and determine how they can best be integrated into the TVA system. As distributed generation continues to expand across the Tennessee Valley, TVA and LPCs will continue to focus significant attention on the safety of these resources as they are interconnected to the grid, as well as how to price such interconnections. Financial implications cannot be determined at this time.

Dam Safety Assurance Initiatives

TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program is comprised of various engineering activities for all of TVA’s dams including safety reassessments using modern industry criteria and the new probable maximum flood and site- specific seismic load cases.

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Twenty-eight reassessments have been completed, and the remaining 21 reassessments are scheduled to be completed by the fourth quarter of 2017. Ten assessments began in 2015 and are scheduled to be completed in 2016. To date, TVA has spent $35 million on the dam safety assurance program, and TVA expects to spend an additional $9 million during the remainder of 2015. It is expected that projects will be identified after these reassessments, and the work will be appropriately prioritized and completed within TVA’s capital improvement process.

Pickwick Landing Dam. As part of the dam safety reassessments, initial data from a seismic stability assessment of Pickwick Landing Dam in western Tennessee showed the factor of safety during a large earthquake for the south embankment dam (earthen section south of the concrete section) was unacceptable based on current TVA and industry standards. Conditions at the dam have not changed; however, in the remote chance that a large seismic event occurs along the New Madrid Fault in western Tennessee, it may cause damage to the earthen embankment dam. In order to ensure public safety and to evaluate Pickwick Landing Dam further, TVA elected to draw down the Pickwick Landing Reservoir to winter pool level at an accelerated rate in September of 2014 and continues to analyze the data and develop a path forward to address the issue.  At this point, TVA has decided to implement risk reduction measures, and TVA returned the reservoir to normal operating levels in April 2015.  A project is underway to further analyze the embankment, perform environmental reviews, and develop design remediation plans. The concrete portion of the dam will also be evaluated in 2015. Cost estimates for any required remediation cannot be developed until after the analyses are complete.

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

After extensive investigation, TVA has identified underground pathways contributing to the seepage and has prepared a plan to repair the dam.  The plan involves building a structure known as a composite seepage barrier in the dam’s earthen embankment. The project is pending environmental review through TVA's National Environmental Policy Act ("NEPA") process. To reduce downstream risk during construction, the reservoir will remain at its lowered level. TVA will continue working with the community to help mitigate local impacts of the extended drawdown. Construction on the composite seepage barrier is expected to begin by early 2016 following completion of the Environmental Impact Statement ("EIS"). Until then, TVA will continue test grouting and other activities at the site in support of the project design.  Benchmarking durations and costs of similar activities at other facilities to complete composite walls have ranged from $200 million to $300 million with a range of five to seven years to complete. The cost and duration for the remediation of Boone Dam will be determined upon finalization of design and construction plans which are scheduled to be completed in February 2016.

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

Given that approximately 80 percent of TVA's operating and maintenance costs are related to labor, staffing level reductions necessarily resulted from this process. During 2014, approximately 2,000 position reductions were achieved through attrition, elimination of vacant positions, and employees leaving TVA either voluntarily or involuntarily. Certain employees were eligible for severance payments as a result of these cost reduction initiatives. TVA recognized expense of $65 million related to restructuring costs during 2014.

TVA plans to continue to evaluate its operations after reaching its 2015 cost reduction goal. These evaluations may result in additional cost-saving initiatives and could include additional workforce reductions, unit retirements, and site closures. In May 2015, TVA announced a limited reduction in force for selected business units. Staffing levels were evaluated taking into account attrition, elimination of open positions, and retirements. A voluntary reduction package was offered to minimize the impact of involuntary reductions on current personnel. Certain employees will be eligible for severance payments as a result of these additional cost reduction initiatives, and it is anticipated that this current reduction will reduce staffing by approximately 200 employees. As of June 30, 2015, TVA's liability related to estimated future severance payments was $7 million. See Note 3.

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $167 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. These decisions include installation of air pollution controls (i.e., SCRs and dry scrubbers) on the four coal-fired units at the Gallatin Fossil Plant and on Units 1 and 4 at Shawnee.

Transmission Issues. TVA anticipates expenditures to increase as a result of both new and evolving compliance regulations.  On October 17, 2013, the North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards.  TVA anticipates spending $77 million on existing transmission facilities between 2015 and 2018 to ensure compliance with the 2013 version of the TPL standards. Costs beyond 2018 are expected to be significant.

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

On March 7, 2014, FERC issued an order for the development of new physical security standards that will mandate the identification and protection of the nation's most critical transmission substations and their associated primary control centers. The new standard, NERC CIP-014-1 — Physical Security, was approved with an effective date of October 1, 2015. TVA continues to evaluate measures that may be required for compliance and the costs associated with those measures.

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

On June 19, 2015, the American Wind Energy Association filed a petition with FERC requesting that FERC initiate a rulemaking to revise provisions of the Large Generator Interconnection Procedures and Large Generator Interconnection Agreement that define how an application for interconnection is made, which studies must be done, who pays for them, who pays for any changes to the system so the generator can be connected, and which technical conditions a generator must meet.

These procedures set out the requirements for interconnection of generators larger than 20 MW. The effects on TVA of any such rulemaking cannot be estimated at this time.

River Management

TVA is performing structural modifications to the main lock at Wilson Dam to address undesirable movements in the wall monoliths that support the lower lock gates and to increase the structural stability of those monoliths in accordance with TVA’s dam safety standards. A portion of these modifications were performed during the U.S. Army Corps of Engineers’ regularly scheduled Wilson Main Lock dewatering during May and June 2015. For the remainder of this project, the lock is expected to experience infrequent closures of short duration. These closures should not significantly disrupt barge traffic. The total cost of these modifications is estimated to be $18 million. Most of the significant construction work is currently scheduled for late 2015 through 2016, with follow-up work scheduled for 2018.

Ratemaking

TVA is working closely with its customers on the development of TVA’s long-term pricing direction with the objective of maintaining competitive and affordable rates. The pricing strategy process will consider rate structure, pricing products and programs, and TVA’s competitive position across rate classes. A rate change letter was issued to LPCs in January 2015 notifying them of TVA’s intent to modify its rate structure in October 2015. The proposed changes will be reviewed for final approval by the TVA Board at its August 2015 meeting.

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

During June and July 2015, the Office of Personnel Management ("OPM") announced a cyber intrusion that resulted in the theft of personal information of millions of federal employees, contractors, applicants for employment, and their families. TVA employees and contractors who applied for national security clearances through OPM since 2000 were likely affected and should be contacted directly by OPM. No TVA systems were targeted or impacted during this incident; however, TVA continues to adapt its cyber security program and collaborate with other federal agencies to mitigate cyber risk.

Although TVA has continued to experience increased cyber activity, none of the attacks have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings.

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
National Ambient Air Quality Standards. On November 25, 2014, the EPA signed a proposal to revise the ozone NAAQS to within a range of 65 to 70 parts per billion ("ppb") from the current standard of 75 ppb, and is seeking comment on retaining the current 75 ppb standard as well as setting the standard as low as 60 ppb. This proposal was published in the Federal Register on December 17, 2014, and the EPA’s 90-day comment period ended on March 17, 2015. The impacts to TVA and the Tennessee Valley states are not possible to determine until the final standard is known. The level of the standard will be set in a final rule that is expected to be issued by the EPA in the fall of 2015. The EPA is expected to make final designations in 2017 based on three years of air quality data. TVA’s investments in new plants and air-pollution control equipment are contributing to Knox and Blount counties in Tennessee being designated in attainment with national ambient air quality standards for ozone in July 2015.

Mercury and Air Toxics Standards. In June 2015, the United States Supreme Court issued a decision in a case challenging the EPA’s Mercury and Air Toxics Standards ("MATS") rule.  The court held that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants emitted from steam electric utilities was appropriate and necessary.  The case has been remanded to the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit").  The MATS rule remains in effect until the D.C Circuit takes further action, and TVA’s MATS compliance strategy is thus currently not affected by the Supreme Court's decision.

Climate Change. On December 18, 2014, the White House Council on Environmental Quality released draft guidance that provides federal agencies with direction on the consideration of the effects of greenhouse gas emissions and climate change when evaluating certain energy and other types of infrastructure projects.  The new guidance provides more clarity and consistency for producing and presenting information and provides a plan for agencies to follow during NEPA reviews.  This draft guidance updates the previous 2010 release and includes land and resource management actions.  TVA does not anticipate significant changes to its NEPA procedures as a result of the draft guidance.

On April 21, 2015, the Administration released the initial installment of its Quadrennial Energy Review (“QER”).  In the QER, the Administration announced that the DOE is creating a partnership with 17 energy companies, including TVA, to improve infrastructure resilience against extreme weather and climate change.

New Source Performance Standards and Clean Power Plan. On August 3, 2015, the EPA released final rules governing CO2 emissions from existing, new, and modified coal- and gas-fired electric generating units.  The effects of these rules on TVA and Tennessee Valley states cannot be estimated at this time.

Coal Combustion Residuals. The EPA published its final rule governing CCRs on April 17, 2015, and the rule will become effective October 19, 2015.  The rule regulates CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act.  While TVA anticipates that states will adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the new rules.  Although the rule will become effective October 19, 2015, certain provisions have later effective dates.  TVA’s review of the final rule indicates that the rule offers adequate flexibility for compliance.  The ongoing TVA wet-to-dry conversion program includes budgeted projects that are expected to address many of the requirements of the CCR rule.  TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Note 12 and Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities.

Cross State Air Pollution Rule. On July 28, 2015, the D.C. Circuit held that the EPA had exceeded the authority granted by the Clean Air Act when the EPA issued the Cross-State Air Pollution Rule ("CSAPR").  The D.C. Circuit did not vacate CSAPR but did instruct the EPA to modify CSAPR to comply with the court’s ruling related to the determination of the amount of emissions allowable for certain states including those in which TVA has generating facilities. TVA’s significant reductions in SO2 and NOx emissions and planned future reductions should aid in complying with a modified CSAPR and therefore the ruling is not expected to have any further impacts on TVA.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At June 30, 2015 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2015+	$9
Coal combustion residual conversion program(3)	2015-2022	$1,300
Proposed clean air projects(4)	2015-2025	$800
Clean Water Act requirements(5)	2015-2022	$300
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(3)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. In April 2015, the EPA finalized rules related to CCRs. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $145 million with respect to Legal Proceedings as of June 30, 2015. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 19 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At June 30, 2015, TVA had no off-balance sheet arrangements.

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

On December 18, 2014, the President signed into law H.R. 3044 authorizing the transfer, on behalf of the United States, of TVA’s Yellow Creek Port properties to the State of Mississippi.  The property consists of interests in a river terminal, a railroad, and industrial sites on the Pickwick Reservoir in Tishomingo County, Mississippi.  The law authorizes the transfer to be made under Section 4(k)(b) of the TVA Act, which allows TVA to dispose of land for the purpose of erecting docks and buildings for shipping purposes or the manufacture or storage of products for the purpose of trading or shipping.  The book value of this property was approximately $1 million at June 30, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 15 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2015.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 19 — Legal Proceedings, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

ITEM 1A.  RISK FACTORS

There are no material changes related to risk factors from the risk factors disclosed in Item 1A, Risk Factors in the Annual Report.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 3, 2015		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase