Form 10-Q
period 2015-12-31
Tennessee Valley Authority
filed 2016-02-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	40
Executive Overview...............................................................................................................................................................	40
Results of Operations............................................................................................................................................................	41
Liquidity and Capital Resources............................................................................................................................................	45
Key Initiatives and Challenges..............................................................................................................................................	49
Environmental Matters..........................................................................................................................................................	53
Legal Proceedings................................................................................................................................................................	55
Off-Balance Sheet Arrangements.........................................................................................................................................	55
Critical Accounting Policies and Estimates...........................................................................................................................	56
New Accounting Standards and Interpretations....................................................................................................................	56
Legislative and Regulatory Matters.......................................................................................................................................	56
Corporate Governance..........................................................................................................................................................	56

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	56

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	57
Disclosure Controls and Procedures......................................................................................................................................	57
Changes in Internal Control over Financial Reporting............................................................................................................	57

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	58

ITEM 1A. RISK FACTORS...........................................................................................................................................................	58

ITEM 6. EXHIBITS.......................................................................................................................................................................	59

SIGNATURES...............................................................................................................................................................................	60

EXHIBIT INDEX............................................................................................................................................................................	61

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (the “Quarterly Report”):

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

•
Costs and liabilities that are not anticipated in TVA’s financial statements for third-party claims, natural resource damages, or fines or penalties associated with unexpected events such as failures of a facility or infrastructure as well as for environmental clean-up activities;

•	Addition or loss of customers by TVA or the local power company customers of TVA ("LPCs");

•
Significant changes in demand for electricity which may result from, among other things, economic downturns, increased energy efficiency and conservation, and improvements in distributed generation or other alternative generation technologies;

•	Significant delays, cost increases, or cost overruns associated with the construction of generation or transmission assets;

•	Changes in the timing or amount of pension and health care costs and related funding;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;

•	Physical or cyber attacks on TVA's assets;

•	The outcome of legal or administrative proceedings;

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

See also Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in TVA’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”), and
Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for a discussion of factors that could cause actual results to differ materially from those in a forward-looking statement.  New factors emerge from time to time, and it is not possible for TVA to predict all such factors or to assess the extent to which any factor or combination of factors may impact TVA’s business or cause results to differ materially from those contained in any forward-looking statement.  TVA undertakes no obligation to update any forward-looking statement to reflect developments that occur after the statement is made.

GENERAL INFORMATION

Fiscal Year

References to years (2016, 2015, etc.) in this Quarterly Report are to TVA’s fiscal years ending September 30.  Years that are preceded by “CY” are references to calendar years.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended December 31
(in millions)

	2015	2014
Operating revenues
Revenue from sales of electricity	$2,246	$2,375
Other revenue	34	36
Total operating revenues	2,280	2,411
Operating expenses
Fuel	480	550
Purchased power	247	233
Operating and maintenance	740	688
Depreciation and amortization	461	452
Tax equivalents	124	124
Total operating expenses	2,052	2,047
Operating income	228	364
Other income (expense), net	12	9
Interest expense
Interest expense	335	342
Allowance for funds used during construction	(58)	(50)
Net interest expense	277	292
Net income (loss)	$(37)	$81
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three months ended December 31
(in millions)

	2015	2014

Net income (loss)	$(37)	$81
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(27)	(15)
Reclassification to earnings from cash flow hedges	24	38
Total other comprehensive income (loss)	$(3)	$23
Total comprehensive income (loss)	$(40)	$104
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	December 31, 2015	September 30, 2015
Current assets	(Unaudited)
Cash and cash equivalents	$311	$300
Restricted cash and investments	20	15
Accounts receivable, net	1,239	1,600
Inventories, net	1,146	1,031
Regulatory assets	503	506
Other current assets	65	54
Total current assets	3,284	3,506

Property, plant, and equipment
Completed plant	50,457	50,069
Less accumulated depreciation	(26,653)	(26,318)
Net completed plant	23,804	23,751
Construction in progress	7,413	7,147
Nuclear fuel	1,409	1,415
Capital leases	102	94
Total property, plant, and equipment, net	32,728	32,407

Investment funds	2,083	2,011

Regulatory and other long-term assets
Regulatory assets	10,237	10,418
Other long-term assets	410	403
Total regulatory and other long-term assets	10,647	10,821

Total assets	$48,742	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	December 31, 2015	September 30, 2015
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,814	$2,127
Accrued interest	344	366
Current portion of leaseback obligations	79	79
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	182	164
Short-term debt, net	1,504	1,034
Current maturities of power bonds	554	32
Current maturities of long-term debt of variable interest entities	33	33
Total current liabilities	4,610	3,935

Other liabilities
Post-retirement and post-employment benefit obligations	7,124	7,107
Asset retirement obligations	3,668	3,682
Other long-term liabilities	2,149	2,219
Leaseback obligations	537	537
Energy prepayment obligations	185	210
Regulatory liabilities	4	2
Total other liabilities	13,667	13,757

Long-term debt, net
Long-term power bonds, net	22,071	22,617
Long-term debt of variable interest entities, net	1,233	1,233
Total long-term debt, net	23,304	23,850

Total liabilities	41,581	41,542

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	6,321	6,357
Total power program proprietary capital	6,579	6,615
Nonpower programs appropriation investment, net	587	590
Accumulated other comprehensive income (loss)	(5)	(2)
Total proprietary capital	7,161	7,203

Total liabilities and proprietary capital	$48,742	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the three months ended December 31
 (in millions)

	2015	2014
Cash flows from operating activities
Net income (loss)	$(37)	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	472	463
Amortization of nuclear fuel cost	63	72
Non-cash retirement benefit expense	82	84
Prepayment credits applied to revenue	(25)	(25)
Fuel cost adjustment deferral	37	(6)
Fuel cost tax equivalents	(7)	(9)
Changes in current assets and liabilities
Accounts receivable, net	375	311
Inventories and other, net	(104)	(120)
Accounts payable and accrued liabilities	(246)	(348)
Accrued interest	(22)	(42)
Regulatory assets costs	(11)	(12)
Insurance recoveries	7	50
Other, net	(68)	(26)
Net cash provided by operating activities	516	473
Cash flows from investing activities
Construction expenditures	(866)	(751)
Nuclear fuel expenditures	(101)	(219)
Loans and other receivables
Advances	(2)	(10)
Repayments	1	2
Other, net	—	(20)
Net cash used in investing activities	(968)	(998)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(4)	(4)
Short-term debt issues (redemptions), net	470	521
Payments on leases and leasebacks	(2)	(2)
Payments to U.S. Treasury	(2)	(1)
Other, net	1	10
Net cash provided by (used in) financing activities	463	524
Net change in cash and cash equivalents	11	(1)
Cash and cash equivalents at beginning of period	300	500
Cash and cash equivalents at end of period	$311	$499

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$372	$237
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended December 31, 2015 and 2014
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2014 (unaudited)	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	84	(3)	—	81
Total other comprehensive income (loss)	—	—	—	23	23
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at December 31, 2014 (unaudited)	$258	$5,323	$598	$28	$6,207

Balance at September 30, 2015 (unaudited)	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	(34)	(3)	—	(37)
Total other comprehensive income (loss)	—	—	—	(3)	(3)
Return on power program appropriation investment	—	(2)	—	—	(2)
Balance at December 31, 2015 (unaudited)	$258	$6,321	$587	$(5)	$7,161
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Nature of Operations and Summary of Significant Accounting Policies

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

Fiscal Year

TVA's fiscal year ends September 30.  Years (2016, 2015, etc.) refer to TVA's fiscal years unless they are preceded by “CY,” in which case the references are to calendar years.

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

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2015, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2015 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the interim financial statements.

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

Reclassifications

Certain historical amounts have been reclassified in the Consolidated Statements of Cash Flows for the three months ended December 31, 2014. Amounts previously presented in Cash flows from operating activities as Environmental cleanup costs – Kingston ash spill – non cash of $12 million and Environmental cleanup costs – Kingston ash spill of $(9) million for the three months ended December 31, 2014, are currently reported in Other, net.

In the Consolidated Balance Sheet at September 30, 2015, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets and presented $67 million as a reduction to Long-term power bonds, net and $13 million as a reduction to Long-term debt, net of variable interest entities.  See Note 2 – Debt Issuance Costs for additional information.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts reflects TVA's estimate of probable losses inherent in its accounts and loans receivable balances.  TVA determines the allowance based on known accounts, historical experience, and other currently available information including events such as customer bankruptcy and/or a customer failing to fulfill payment arrangements.  It also reflects TVA's corporate credit department's assessment of the financial condition of customers and the credit quality of the receivables.

The allowance for uncollectible accounts was $1 million at both December 31, 2015 and September 30, 2015, for accounts receivable. Additionally, loans receivable of $135 million and $129 million at December 31, 2015 and September 30, 2015, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both December 31, 2015 and September 30, 2015.

Depreciation

Depreciation expense was $364 million and $380 million for the three months ended December 31, 2015, and December 31, 2014, respectively. In September 2015, the NRC approved renewed licenses for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2, which allow both units to operate for an additional 20 years and TVA adjusted prospectively the Sequoyah depreciation rate.  These license extensions contributed to $22 million of the decrease in depreciation expense for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014 as a result of this change in estimate.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $162 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At December 31, 2015, TVA had paid out approximately $131 million for this program, and the obligation recorded was $12 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standard was adopted by TVA on October 1, 2015.

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance that changes the presentation of debt issuance costs in financial statements. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of that debt liability, consistent with debt discounts, including retrospectively adjusting all prior periods presented. TVA early adopted the standard on October 1, 2015. In the Consolidated Balance Sheets at December 31, 2015, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets on the September 30, 2015 Consolidated Balance Sheets and presented these amounts as a reduction to Long-term power bonds, net and Long-term debt, net of variable interest entities. The guidance does not change the recognition and measurement of debt issuance costs.

The following accounting standards have been issued, but as of December 31, 2015, were not effective and had not been adopted by TVA.

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

Inventory Valuation. In July 2015, the FASB issued guidance that changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model, to the lower of cost or net realizable value. The guidance applies only to inventory valued using methods other than last-in, first out or the retail inventory method (for example, first-in, first-out or average cost). This amendment is intended to simplify the subsequent measurement of inventory. The standard becomes effective for TVA on October 1, 2017, including interim periods within the fiscal year that begins on that date, and is required to be applied prospectively. Early adoption is permitted. TVA is currently evaluating the potential impact of these changes on its consolidated financial statements.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At December 31, 2015	At September 30, 2015
Power receivables	$1,165	$1,509
Other receivables	75	92
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,239	$1,600

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At December 31, 2015	At September 30, 2015
Materials and supplies inventory	$685	$651
Fuel inventory	499	414
Emission allowance inventory, net	15	13
Allowance for inventory obsolescence	(53)	(47)
Inventories, net	$1,146	$1,031

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At December 31, 2015	At September 30, 2015
EnergyRight® receivables	$123	$124
Loans and other long-term receivables, net	132	126
Prepaid capacity payments	50	52
Currency swap asset, net	9	25
Commodity contract derivative assets	4	1
Other	92	75
Other long-term assets	$410	$403

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of both December 31, 2015 and September 30, 2015, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $32 million. See Note 8 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At December 31, 2015	At September 30, 2015
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	169	162
Environmental agreements	49	47
Environmental cleanup costs - Kingston ash spill	43	43
Fuel cost adjustment receivable	3	15
Other current regulatory assets	2	2
Total current regulatory assets	503	506

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,556	5,565
Unrealized losses on interest rate derivatives	1,147	1,236
Nuclear decommissioning costs	970	1,003
Environmental cleanup costs - Kingston ash spill	331	348
Non-nuclear decommissioning costs	835	828
Deferred nuclear generating units	1,004	1,042
Environmental agreements	41	55
Unrealized losses on commodity derivatives	81	63
Other non-current regulatory assets	272	278
Total non-current regulatory assets	10,237	10,418
Total regulatory assets	$10,740	$10,924

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$157	$164
Fuel cost adjustment payable	25	—
Total current regulatory liabilities	182	164

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	4	2
Total non-current regulatory liabilities	4	2
Total regulatory liabilities	$186	$166

7.  Variable Interest Entities

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. When TVA determines that it has a variable interest in a variable interest entity, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. TVA has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt. Based on the evaluation of these criteria, TVA has determined it is the primary beneficiary of several entities and as such is required to account for the VIEs on a consolidated basis. See discussion following.

John Sevier VIE

In 2012, TVA entered into a $1.0 billion construction management agreement and lease financing arrangement with John Sevier Combined Cycle Generation LLC ("JSCCG") for the completion and lease by TVA of the John Sevier Combined Cycle Facility ("John Sevier CCF"). JSCCG is a special single-purpose limited liability company formed in January 2012 to finance the John Sevier CCF through a $900 million secured note issuance (the “JSCCG notes”) and the issuance of $100 million of membership interests subject to mandatory redemption.  The membership interests were purchased by John Sevier Holdco LLC ("Holdco").  Holdco is a special single-purpose entity, also formed in January 2012, established to acquire and hold the membership interests in JSCCG.  A non-controlling interest in Holdco is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows is allocated.

The membership interests held by Holdco in JSCCG were purchased with proceeds from the issuance of $100 million of secured notes (the “Holdco notes") and are subject to mandatory redemption pursuant to scheduled amortizing, semi-annual payments due each January 15 and July 15, with a final payment due in January 2042. The payment dates for the mandatorily redeemable membership interests are the same as those of the Holdco notes. The sale of the JSCCG notes, the membership interests in JSCCG, and the Holdco notes closed in January 2012. The JSCCG notes are secured by TVA’s lease payments, and the Holdco notes are secured by Holdco's investment in, and amounts receivable from, JSCCG. TVA’s lease payments to JSCCG are equal to and payable on the same dates as JSCCG’s and Holdco’s semi-annual debt service payments. In addition to the lease payments, TVA pays administrative and miscellaneous expenses incurred by JSCCG and Holdco. Certain agreements related to this transaction contain default and acceleration provisions.

Southaven VIE

In 2013, TVA entered into a lease financing arrangement with Southaven Combined Cycle Generation LLC ("SCCG") for the lease by TVA of the Southaven Combined Cycle Facility ("Southaven CCF"). SCCG is a special single-purpose limited liability company formed in June 2013 to finance the Southaven CCF through a $360 million secured notes issuance (the “SCCG notes”) and the issuance of $40 million of membership interests subject to mandatory redemption. The membership interests were purchased by Southaven Holdco LLC ("SHLLC"). SHLLC is a special single-purpose entity, also formed in June 2013, established to acquire and hold the membership interests of SCCG. A non-controlling interest in SHLLC is held by a third party through nominal membership interests, to which none of the income, expenses, and cash flows of SHLLC are allocated.

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

Impact on Consolidated Balance Sheets

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of December 31, 2015 and September 30, 2015, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At December 31, 2015	At September 30, 2015
Current liabilities of VIE
Accrued interest of VIE	$27	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	33	33
Total current liabilities of VIE	62	47
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	35	35
Long-term debt of VIE, net
Long-term debt of VIE, net	1,233	1,233
Total liabilities of VIE	$1,330	$1,315

Creditors of the VIEs do not have any recourse to the general credit of TVA. TVA does not have any obligations to provide financial support to the VIEs other than as prescribed in the terms of the agreements related to these transactions.

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 16 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At December 31, 2015	At September 30, 2015
Interest rate swap liabilities	$1,538	$1,627
EnergyRight® financing obligation	146	148
Environmental agreements liability	41	55
Currency swap liabilities	58	47
Membership interests of VIE subject to mandatory redemption	35	35
Commodity contract derivative liabilities	46	17
Commodity swap derivative liabilities	9	10
Other	276	280
Total other long-term liabilities	$2,149	$2,219

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of both December 31, 2015 and September 30, 2015, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $37 million. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

9.  Asset Retirement Obligations

During the three months ended December 31, 2015, TVA's total ARO liability increased $8 million.

To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the license period of the nuclear plant, considering the probability of license extensions, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFESTOR method. The DECON method requires radioactive contamination to be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use.
TVA bases its nuclear decommissioning estimates on site-specific cost studies. These studies will be updated for each of TVA’s nuclear units at least every 5 years and were most recently performed in 2014.
In April 2015, the EPA published its final rule governing coal combustion residuals, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. As a result of these rules, TVA recorded certain adjustments to its ARO liabilities in 2015. TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects. As a result, further adjustments to its ARO liabilities may be required as estimates are refined.
During the three months ended December 31, 2015, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods.  The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the three months ended December 31, 2015, $36 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 13 and Note 16 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2015	$2,187	$1,656	$3,843
Settlements	—	(22)	(22)
Change in estimate	—	(7)	(7)
Accretion (recorded as regulatory asset)	26	11	37
Balance at December 31, 2015	$2,213	$1,638	$3,851	(1)

Note
(1) The current portion of ARO in the amount of $183 million is included in Accounts payable and accrued liabilities at December 31, 2015.

10.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at December 31, 2015, and September 30, 2015, consisted of the following:

Debt Outstanding
	At December 31, 2015	At September 30, 2015
Short-term debt
Short-term debt, net	$1,504	$1,034
Current maturities of long-term debt of variable interest entities	33	33
Current maturities of power bonds	554	32
Total current debt outstanding, net	2,091	1,099
Long-term debt
Long-term debt of variable interest entities	1,246	1,246
Long-term power bonds(1)	22,242	22,792
Unamortized discounts, premiums, issue costs, and other	(184)	(188)
Total long-term debt, net	23,304	23,850
Total outstanding debt	$25,395	$24,949

Note
(1) Includes net exchange gain from currency transactions of $44 million at December 31, 2015 and $21 million at September 30, 2015.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2015, to December 31, 2015:

Debt Securities Activity
	Date	Amount	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2016	$1	2.65%
2009 Series A	November 2015	2	2.25%
2009 Series B	December 2015	1	3.77%
Total redemptions/maturities of power bonds		4
Total redemptions/maturities of debt		$4
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2016 with a maturity date of September 30, 2016. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at December 31, 2015. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. The $500 million credit facility matures on February 1, 2020, one $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At both December 31, 2015 and September 30, 2015, there were $1.1 billion of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 12 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available in the form of three long-term credit facilities:

Summary of Long-Term Credit Facilities At December 31, 2015 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2020	$0.5	$0.5	$—	$—
June 2020	1.0	0.3	—	0.7
September 2020	1.0	0.3	—	0.7
Total	$2.5	$1.1	$—	$1.4

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At both December 31, 2015, and September 30, 2015, the outstanding lease/leaseback obligations were $616 million.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended December 31, 2015 and 2014, TVA reclassified $24 million and $38 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities.

See Note 6 for a schedule of regulatory assets and liabilities.  See Note 12 for a discussion of the recognition in AOCI of gains and losses associated with certain derivative contracts. See Note 13 for a discussion of the recognition of certain investment fund gains and losses as regulatory assets and liabilities.  See Note 15 for a discussion of the regulatory accounting related to components of TVA’s benefit plans.

12.  Risk Management Activities and Derivative Transactions

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2015	2014
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(27)	$(15)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended December 31
Derivatives in Cash Flow Hedging Relationship	2015	2014
Currency swaps	$(24)	$(38)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $44 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended December 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2015	2014
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(28)	$(29)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(36)	(14)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months ended December 31, 2015 and 2014.

Fair Values of TVA Derivatives
	At December 31, 2015		At September 30, 2015
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(43)	Other long-term liabilities	$(41)	Other long-term liabilities
£250 million Sterling	9	Other long-term assets	25	Other long-term assets
£150 million Sterling	(15)	Other long-term liabilities	(6)	Other long-term liabilities

	At December 31, 2015		At September 30, 2015
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,115)	Other long-term liabilities	(1,177)	Other long-term liabilities
$476 million notional	(412)	Other long-term liabilities	(438)	Other long-term liabilities
$42 million notional	(11)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(138)	Other long-term assets $4; Other long-term liabilities $(46); Accounts payable and accrued liabilities $(96)	(97)	Other long-term assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(81)
FTP
Derivatives under FTP(1)	(101)	Other current assets $(80); Other long-term liabilities $(9); Accounts payable and accrued liabilities $(12)	(116)	Other current assets $(89); Other long-term liabilities $(10); Accounts payable and accrued liabilities $(17)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $80 million and $89 million at December 31, 2015 and September 30, 2015, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of December 31, 2015:

Currency Swaps Outstanding At December 31, 2015
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended December 31, 2015 and 2014, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $89 million and $(184) million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At December 31, 2015, TVA's coal and natural gas contract derivatives both had terms of up to 3 years.

Commodity Contract Derivatives
	At December 31, 2015			At September 30, 2015
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	12	20 million tons	$(123)	14	19 million tons	$(98)
Natural gas contract derivatives	30	132 million mmBtu	$(15)	33	134 million mmBtu	$1

Derivatives Under FTP. While TVA is currently evaluating the use of financial instruments for price hedging, certain natural gas swaps with a maturity of two years or less remain as part of the suspended FTP. The FTP is designed to allow TVA to purchase and sell futures, swaps, options, and combinations of these instruments (as long as they are standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions is $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions is 75 percent of the underlying net notional volume of the material that TVA anticipates using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials is limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions is $5 million and is separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

Derivatives Under Financial Trading Program
	At December 31, 2015		At September 30, 2015
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	40,977,500	$(101)	51,495,000	$(116)

Note
Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(6) million at December 31, 2015, and $(11) million at September 30, 2015. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At December 31, 2015	At September 30, 2015
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(101)	$(116)

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended December 31
	2015	2014
Decrease (increase) in fuel expense
Natural gas	$(29)	$(12)
Fuel oil/crude oil	—	1

Financial Trading Program Realized Gains (Losses)
	For the Three Months Ended December 31
	2015	2014
Decrease (increase) in purchased power expense
Natural gas	$(7)	$(3)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of December 31, 2015, and September 30, 2015, are shown in the table below:

Derivative Assets and Liabilities
	As of December 31, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)(4)	$9	$—	$9
Commodity derivatives under FTP	36	(36)	—
Total derivatives subject to master netting or similar arrangement	45	(36)	9
Total derivatives not subject to master netting or similar arrangement	4	—	4

Total	$49	$(36)	$13

Liabilities
Currency swap(s) (4)	$58	$—	$58
Interest rate swaps (4)	1,538	—	1,538
Commodity derivatives under FTP	137	(116)	21
Total derivatives subject to master netting or similar arrangement	1,733	(116)	1,617
Total derivatives not subject to master netting or similar arrangement	142	—	142

Total	$1,875	$(116)	$1,759

	As of September 30, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)(4)	$25	$—	$25
Commodity derivatives under FTP	49	(49)	—
Total derivatives subject to master netting or similar arrangement	74	(49)	25
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$75	$(49)	$26

Liabilities
Currency swap(s) (4)	$47	$—	$47
Interest rate swaps (4)	1,627	—	1,627
Commodity derivatives under FTP	165	(138)	27
Total derivatives subject to master netting or similar arrangement	1,839	(138)	1,701
Total derivatives not subject to master netting or similar arrangement	98	—	98

Total	$1,937	$(138)	$1,799
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
(3) At December 31, 2015 and September 30, 2015, there were no securities posted by a counterparty on TVA's behalf to partially secure the asset position(s) of currency swaps in accordance with the collateral requirements for these derivatives.
(4) Letters of credit of approximately $1.1 billion were posted as collateral at both December 31, 2015 and September 30, 2015, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives. TVA held $20 million and $15 million cash collateral in excess of collateral requirements at December 31, 2015 and September 30, 2015, respectively. Cash collateral held in excess of collateral requirements is recorded in Restricted cash and investments with a corresponding obligation of the same amount recorded in Accounts payable and accrued liabilities.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 13 — Investment Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At December 31, 2015 and September 30, 2015, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net liability positions totaling $8 million and $59 million at December 31, 2015 and September 30, 2015, respectively.

At December 31, 2015 and September 30, 2015, the fair value of other derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At December 31, 2015, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.6 billion.  TVA's collateral obligations at December 31, 2015, under these arrangements were approximately $1.1 billion, for which TVA had posted approximately $1.1 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's Financial Services, LLC ("S&P") or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million and

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had concentrations of revenue from six LPCs that accounted for 32 percent of total operating revenue for both the three months ended December 31, 2015 and the three months ended December 31, 2014.

Credit of Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions.  At December 31, 2015, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with banking counterparties whose Moody's credit rating was Baa1 or higher.

TVA classifies qualifying forward coal contracts as derivatives. At December 31, 2015, these contracts were with suppliers whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca to Baa3.  Emerging technologies, environmental regulations, and low gas prices have contributed to weak demand for coal.  As a result, coal suppliers are facing increased financial pressure which has led to relatively poor credit ratings and bankruptcies.  Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructuring, contract renegotiations, or other scenarios.  Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation. TVA does not have any derivative contracts with coal counterparties in an asset position as of December 31, 2015. See Derivatives Not Receiving Hedge Accounting Treatment above.

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

Credit of Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract.  In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power.  To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at December 31, 2015.  The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (for example, barge, rail, and truck).  Nuclear fuel requirements including uranium mining and milling, conversion services, enrichment services, and fabrication services are met from various suppliers, depending on type of service. TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

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

Investment Funds

At December 31, 2015, Investment funds were composed of $2.1 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.5 billion and $449 million, respectively, at December 31, 2015.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $79 million at December 31, 2015.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		For the Three Months Ended December 31
	Financial Statement Presentation	2015	2014

SERP	Other income (expense)	$—	$(1)
LTDCP	Other income (expense)	—	(1)
NDT	Regulatory asset	39	23
ART	Regulatory asset	12	6

Currency and Interest Rate Swaps

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

See Note 12 — Derivatives Not Receiving Hedge Accounting Treatment — Commodity Derivatives and — Derivatives Under FTP for a discussion of the nature and purpose of coal contracts and derivatives under TVA's FTP.

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2015) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at December 31, 2015.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015, and September 30, 2015. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At December 31, 2015
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$185	$—	$—	$185
Debt securities
U.S. government corporations and agencies	200	39	—	239
Corporate debt securities	—	254	—	254
Residential mortgage-backed securities	—	16	—	16
Commercial mortgage-backed securities	—	5	—	5
Collateralized debt obligations	—	28	—	28
Institutional mutual funds	88	—	—	88
Forward debt securities contracts	—	(8)	—	(8)
Private partnerships measured at net asset value(1)	—	—	—	245
Commingled funds measured at net asset value(1)	—	—	—	1,031
Total investments	473	334	—	2,083
Currency swap(s) (2)	—	9	—	9
Commodity contract derivatives	—	4	—	4
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$473	$347	$—	$2,096

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s) (2)	$—	$58	$—	$58
Interest rate swaps	—	1,538	—	1,538
Commodity contract derivatives	—	19	123	142
Commodity derivatives under FTP(2)
Swap contracts	—	21	—	21

Total	$—	$1,636	$123	$1,759

Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 12 — Offsetting of Derivative Assets and Liabilities.

Fair Value Measurements At September 30, 2015
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$166	$—	$—	$166
Debt securities
U.S. government corporations and agencies	203	31	—	234
Corporate debt securities	—	225	—	225
Residential mortgage-backed securities	—	17	—	17
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	29	—	29
Institutional mutual funds	91	—	—	91
Forward debt securities contracts	—	(59)	—	(59)
Private partnerships measured at net asset value(1)	—	—	—	240
Commingled funds measured at net asset value(1)	—	—	—	1,061
Total investments	460	250	—	2,011
Currency swap(s) (2)	—	25	—	25
Commodity contract derivatives	—	1	—	1
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$460	$276	$—	$2,037

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s) (2)	$—	$47	$—	$47
Interest rate swaps	—	1,627	—	1,627
Commodity contract derivatives	—	—	98	98
Commodity derivatives under FTP(2)
Swap contracts	—	27	—	27

Total	$—	$1,701	$98	$1,799

Notes
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2)  Due to the right of setoff and method of settlement, TVA elects to record commodity derivatives under the FTP based on its net commodity position with the counterparty or FCM. Deposits are made to TVA's margin cash accounts held with each FCM to offset any net liability positions in full for derivatives that are transacted with FCMs. TVA records currency swaps net of cash collateral received from or paid to the counterparty, to the extent such amount is not recorded in Accounts payable and accrued liabilities. See Note 12 — Offsetting of Derivative Assets and Liabilities.

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs

Commodity Contract Derivatives
Balance At September 30, 2014	$(85)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(22)
Balance at December 31, 2014	$(107)

Balance at September 30, 2015	$(98)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(25)
Balance at December 31, 2015	$(123)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$9.83 - $121.51/ton
Liabilities
Commodity contract derivatives	$123	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$9.83 - $121.51/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton
Liabilities
Commodity contract derivatives	$98	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at December 31, 2015, and September 30, 2015, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at December 31, 2015, and September 30, 2015, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At December 31, 2015		At September 30, 2015
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$155	$161	$156	$162

Loans and other long-term receivables, net (including current portion)	Level 2	$135	$124	$129	$117

EnergyRight® financing obligation (including current portion)	Level 2	$183	$205	$185	$208

Unfunded loan commitments	Level 2	$—	$11	$—	$9

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$37	$46	$37	$47

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,625	$26,155	$22,649	$25,468

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,266	$1,388	$1,266	$1,407

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	For the Three Months Ended December 31
	2015	2014
Interest income	$6	$6
External services	4	3
Gains (losses) on investments	3	1
Miscellaneous	(1)	(1)
Total other income (expense), net	$12	$9

15.  Benefit Plans

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three months ended December 31, 2015, and 2014, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended December 31
	Pension Benefits		Other Post-Retirement Benefits
	2015	2014	2015	2014
Service cost	$32	$34	$4	$5
Interest cost	140	133	7	8
Expected return on plan assets	(111)	(109)	—	—
Amortization of prior service credit	(6)	(5)	(1)	(2)
Recognized net actuarial loss	73	69	2	2
Total net periodic benefit cost as actuarially determined	128	122	12	13
Amount capitalized due to actions of regulator	(58)	(51)	—	—
Total net periodic benefit cost	$70	$71	$12	$13

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA contributed $275 million to the Plan in 2015 and expects to contribute the same amount in 2016. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. TVA provided approximately $17 million and $16 million, net of rebates and subsidies, to other post-retirement benefit plans for the three months ended December 31, 2015, and 2014, respectively. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

16.  Contingencies and Legal Proceedings

Contingencies

Nuclear Insurance.  The Price-Anderson Act provides a layered framework of protection to compensate for losses arising from a nuclear event in the United States.  For the first layer, all of the NRC nuclear plant licensees, including TVA, purchase $375 million of nuclear liability insurance from American Nuclear Insurers for each plant with an operating license.  Funds for the second layer, the Secondary Financial Program, would come from an assessment of up to $127 million from the licensees of each of the 103 NRC licensed reactors in the United States.  The assessment for any nuclear accident would be limited to $19 million per year per unit.  American Nuclear Insurers, under a contract with the NRC, administers the

Secondary Financial Program.  With its seven licensed units, TVA could be required to pay a maximum of $891 million per nuclear incident, but it would have to pay no more than $133 million per incident in any one year.  When the contributions of the nuclear plant licensees are added to the insurance proceeds of $375 million, over $13.0 billion, including a five percent surcharge for legal expenses, would be available.  Under the Price-Anderson Act, if the first two layers are exhausted, the U.S. Congress is required to take action to provide additional funds to cover the additional losses.

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

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 9.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At December 31, 2015, the present value of the estimated future decommissioning cost of $2.2 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 13. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments will be available to support decommissioning.  TVA’s operating nuclear power units are licensed through 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.6 billion at December 31, 2015.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  See Note 13. Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.

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

TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $650 million from 2016 to 2025 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

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

TVA operations at some TVA facilities have resulted in contamination that TVA is addressing.  At December 31, 2015, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $23 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the December 31, 2015 Consolidated Balance Sheet.

In November 2015, TDEC informed TVA that it agreed that TVA had complied with all the requirements of the orders issued by TDEC after the December 22, 2008 ash spill at the Kingston Fossil Plant. This closes all TDEC orders related to the ash spill. TVA has requested that the EPA close its CERCLA order related to the spill, but the order currently remains open.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At December 31, 2015, TVA had accrued $99 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $41 million is included in Other long-term liabilities and $58 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from coal combustion residual ("CCR") facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In April 2015, TSRA and TCWN filed a lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief and civil penalties of up to $37,500 per violation per day. In January 2016, following negotiations among the parties, the state court issued an agreed temporary injunction requiring TVA to conduct further environmental studies at Gallatin and develop any necessary corrective action plan in cooperation with the other parties.  The injunction on its terms is not intended to impact the federal lawsuit.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established; this determination has been a key component of NRC licensing activities since 1984. In August 2014, the NRC issued its final rule on continued storage of spent nuclear fuel (the "Continued Storage Rule"), which replaced the WCD. Several petitions for review were filed in October 2014 in the D.C. Circuit challenging the Continued Storage Rule.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Units 1 and 2. The petition contained eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the Atomic Safety and Licensing Board ("ASLB") opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL was the only one of the three petitioners that had standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to the WCD in abeyance pending further direction from the NRC. In September 2014, the ASLB denied BREDL's contention related to the WCD. Following the publication of the Continued Storage Rule, BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Sequoyah proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention related to the Continued Storage Rule. The NRC rejected this petition in February 2015. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. With the NRC’s rejection of the final pending contention, the ASLB issued an order terminating the administrative proceeding in March 2015. In April 2015, BREDL filed motions with the NRC to reopen the record and to admit a new contention arguing that the environmental impact statement for Sequoyah must incorporate by reference the generic environmental impact statement released in connection with the Continued Storage Rule. The NRC rejected these motions in June 2015. In August 2015, BREDL asked the D.C. Circuit to review the NRC's decision after the court issues a decision on BREDL's petition for review challenging the Continued Storage Rule. The NRC issued the license renewal of the facility operating licenses for both units effective September 28, 2015.

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license ("COL") application for two Advanced Passive 1000 reactors at Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the COL in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the COL. In April 2012, the ASLB issued an order maintaining the proceeding in "active" status, but amending the disclosure schedule. The ASLB again modified the disclosure schedule in December 2015.

Administrative Proceedings Regarding Watts Bar Unit 2.  In October 2015, the NRC issued the operating license for Watts Bar Unit 2. In November 2015, SACE filed a petition in the D.C. Circuit seeking review of the issuance of the operating license for Watts Bar Unit 2. TVA moved to intervene in the proceeding in December 2015. The case has been held in abeyance while the D.C. Circuit resolves the ongoing challenge to the Continued Storage Rule.

National Environmental Policy Act Challenge at Paradise Fossil Plant. To comply with the EPA’s Mercury and Air Toxics Standards, TVA chose to retire two coal-fired units at Paradise Fossil Plant and replace them with natural gas generation. Prior to making this decision, TVA completed an Environmental Assessment in November 2013 under National Environmental Policy

Act ("NEPA"). In July 2014, the Kentucky Coal Association and several individuals filed suit in the United States District Court for the Western District of Kentucky alleging that TVA violated NEPA and the Energy Policy Act of 1992 in deciding to switch to natural gas generation. The plaintiffs demand that TVA prepare an Environmental Impact Statement, and are asking the court to preliminarily enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. The court denied the plaintiffs' motion for a preliminary injunction in December 2014 and dismissed the case in February 2015. In March 2015, the plaintiffs appealed the court's decision to the Sixth Circuit, and in October 2015, the Sixth Circuit affirmed the court's decision.

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

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for Gallatin in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Following discovery, SACE, TCWN, and the Sierra Club voluntarily dismissed seven of the eight claims asserted in their petition. TVA moved to dismiss the remaining claim, and the Administrative Law Judge ("ALJ") assigned to the matter granted TVA’s motion and dismissed the case. On November 7, 2014, SACE, TWCN, and the Sierra Club filed a petition for review of the ALJ's dismissal in the Chancery Court for Davidson County, Tennessee. In February 2015, the court issued a final order affirming that the Gallatin NPDES permit was lawfully issued. In March 2015, the petitioners appealed the court's decision to the Tennessee Court of Appeals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") explains the results of operations and general financial condition of the Tennessee Valley Authority ("TVA"). The MD&A should be read in conjunction with the accompanying unaudited consolidated financial statements and TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”).

Executive Overview

TVA had a net loss of $37 million for the three months ended December 31, 2015, compared with net income of $81 million for the three months ended December 31, 2014. Electricity sales decreased eight percent during the three months ended December 31, 2015, as compared to the same period of the prior year due to significantly warmer weather, particularly in December 2015. Heating degree days during the three months ended December 31, 2015, were down 43 percent as compared to the same period of the prior year and as compared to normal weather. As a result, total operating revenues were five percent lower during the first quarter of 2016 as compared to the same period of the prior year.

Total operating expenses were relatively flat during the first quarter of 2016 as compared to the same period of the prior year. Operating and maintenance expense increased $52 million, or eight percent, during the three months ended December 31, 2015, as compared to same period of the prior year primarily due to the timing and duration of nuclear outages, other projects, including the remediation of Boone Dam, and inventory write-offs. The higher operating and maintenance costs were offset by lower fuel costs. Generation from TVA’s natural gas-fired units produced 76 percent more energy during the three months ended December 31, 2015, compared with the same period of the prior year primarily due to lower natural gas prices. TVA experienced a record amount of rainfall during the first quarter of 2016 leading to runoff (water which is not absorbed into the groundwater and available for generation) that was 235 percent of normal. As a result, hydroelectric generation, TVA’s least expensive source of power, increased nine percent as compared to the same period in prior year.

TVA is also supporting its goal of having a diversified, cleaner portfolio and responding to changing regulatory requirements including environmental regulations.  Work at Watts Bar Nuclear Plant ("Watts Bar") Unit 2 continues with project costs to date now exceeding the $4.5 billion upper range previously approved by the TVA Board of Directors (“TVA Board”). Commercial operations are still scheduled to begin by June 30, 2016.  The TVA Board approved additional funding of the project in January 2016, up to a total estimated cost of $4.7 billion.  In addition to other major projects related to capacity expansion and clean air controls, TVA provided notice to the Environmental Protection Agency ("EPA") in the first quarter of 2016 of its election to retire Allen Fossil Plant ("Allen") Units 1-3 and Colbert Fossil Plant ("Colbert") Unit 5 on or before December 31, 2018, and its election to retire Colbert Units 1-4 on or before June 30, 2019.

TVA’s mission of environmental stewardship includes flood control, and the first quarter of 2016 proved a challenge with the record-breaking rainfall described earlier. TVA personnel worked to avert millions of dollars of damage in the Tennessee Valley and also coordinated with the U.S. Army Corps of Engineers to reduce impacts on the Ohio and Mississippi Rivers by the coordinated use of TVA’s system of dams to control the water. TVA continues its work around flooding preparedness and dam safety initiatives, including remediation efforts at Boone Dam.

Results of Operations

Sales of Electricity

The following table compares TVA’s energy sales for the three months ended December 31, 2015, and 2014:

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days
1,500
1,250
1,000
750
500
250
0
Degree Days
778
102
1,364
79
2015
2015
2014
2014
For the Three Months Ended December 31
Heating Degee Days Normal *
Cooling Degee Days Normal **
Heating Degree Days
Cooling Degree Days

Notes
* Normal heating degree days for the three months ended December 31, 2015 and 2014 were 1,302. This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.
** Normal cooling degree days for the three months ended December 31, 2015 and 2014 were 67. This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 3.0 billion kilowatt hours ("kWh") for the three months ended December 31, 2015, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs resulting from a 43 percent decrease in heating degree days. Additionally, there was a decrease in sales to industries directly served as a result of economic conditions affecting certain customers. Partially offsetting these decreases was an increase in sales to federal agencies and other, primarily from an increase in off-system sales as TVA had excess generation available for sale.

Financial Results

The following table compares operating results for the three months ended December 31, 2015, and 2014:

Summary Consolidated Statements of Operations
	Three Months Ended December 31
	2015	2014	Percent Change
Operating revenues	$2,280	$2,411	(5.4)%
Operating expenses	2,052	2,047	0.2%
Operating income	228	364	(37.4)%
Other income, net	12	9	33.3%
Interest expense, net	277	292	(5.1)%
Net income (loss)	$(37)	$81	(145.7)%

Operating Revenues.  Operating revenues for the three months ended December 31, 2015, and 2014, consisted of the following:

The rate structures in effect for the three months ended December 31, 2015 and 2014, provide price signals intended to encourage LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. Under these structures, weather can positively or negatively impact both volume and effective rates. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. The rate structures also include a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

Operating revenues decreased $131 million for the three months ended December 31, 2015, compared to the three months ended December 31, 2014, due to the following:

Three Month Change
Base revenue	$(67)
Fuel cost recovery	(63)
Off-system sales	1
Other revenue	(2)
Total	$(131)

Operating revenues decreased $131 million for the three months ended December 31, 2015, as compared to the same period of the prior year, primarily due to both a $67 million decrease in base revenue and a $63 million decrease in fuel cost recovery.  The $67 million decrease in base revenue was predominantly driven by a decrease of $140 million resulting from lower sales volume which was partially offset by an increase of $73 million resulting in part from the rate adjustment that became effective October 1, 2015. The $67 million decrease in base revenue is split between a decrease in energy revenue of $27 million and a decrease in demand revenue of $40 million. The $63 million decrease in fuel cost recovery was primarily attributable to lower energy sales.

Operating Expenses. Operating expenses for the three months ended December 31, 2015, and 2014, consisted of the following:

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Operated Generation
Facilities and Purchased Power
Three Months Ended December 31
(millions of kWh)
16,000
14,000
12,000
10,000
8,000
6,000
4,000
2,000
0
8,504
12,377
12,359
14,272
4,531
4,142
4,911
2,790
4,566
4,272
Coal-fired
Nuclear
Hydroelectric
Natural gas and/or oil-fired
Purchased power
2015
2014

Notes
(1) TVA's net generation and purchased power totaled 34,871 million kWh and 37,853 million kWh for the three months ended December 31, 2015 and December 31, 2014, respectively.
(2) Renewable resources (non-hydro) is less than 1% for all periods shown, and therefore is not represented on the chart above.

Three Months Ended December 31, 2015, Compared to Three Months Ended December 31, 2014

Fuel expense decreased $70 million for the three months ended December 31, 2015, as compared to the same period of the prior year. The decrease in fuel expense was driven by an eight percent decrease in the sales of electricity, which contributed approximately $54 million to the decrease in fuel expense. Additionally, favorable market prices for natural gas and a change in the mix of generation resources contributed approximately $46 million to the decrease. Partially offsetting these decreases was an increase in fuel expense driven by the timing of collections of fluctuations in fuel costs during the three months ended December 31, 2015, as compared to the same period of the prior year, which accounted for a $30 million increase.

Purchased power expense increased $14 million for the three months ended December 31, 2015, as compared to the same period of the prior year. Contributing approximately $16 million to the increase in purchased power expense was a seven percent increase in the volume of power purchased which was driven by more nuclear outages in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014, and by the favorability of natural gas prices as compared to other sources of generation, as TVA’s primary source of purchased power is natural gas-fired generation.  Also contributing to the increase in purchased power expense was the timing of collections of fluctuations in fuel costs, which accounted for approximately $13 million of the increase.  Partially offsetting these increases was a $15 million decrease in purchased power expense due to the lower market prices for natural gas for the three months ended December 31, 2015, compared to the same period of the prior year.  As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended December 31, 2015, was approximately 44 percent lower than the prior year.

Operating and maintenance expense increased $52 million for the three months ended December 31, 2015, compared with the same period of the prior year. This increase was partially attributable to a $19 million increase in expenses related to planned nuclear refueling outages primarily due to an increase in the number of planned outage days during the three months ended December 31, 2015, as compared with the same period of the prior year. In addition, expenses related to major projects, including the Boone Dam remediation project, increased $18 million during the three months ended December 31, 2015, as compared with the same period of the prior year. See Key Initiatives and Challenges — Dam Safety and Remediation Initiatives. Additionally, a $12 million increase in inventory reserves contributed to the increase in operating and maintenance expense during the three months ended December 31, 2015, as compared with the same period of the prior year.

Depreciation and amortization expense increased $9 million for the three months ended December 31, 2015, as compared to the same period of the prior year. The increase was primarily a result of an increase of $25 million in the amortization of the non-nuclear decommissioning regulatory asset as well as net additions to Completed plant. Partially offsetting this increase was a $22 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah Nuclear Plant ("Sequoyah") as well as a decrease related to the retirement of Widows Creek Unit 7 on September 30, 2015. It is expected that the impact of the non-nuclear regulatory asset amortization will increase amortization expense by $100 million for 2016 as compared to 2015, while the impact of the license extensions at Sequoyah will decrease depreciation expense by $83 million for 2016 as compared to 2015.

Interest Expense.  Interest expense and interest rates for the three months ended December 31, 2015, and 2014, were as follows:

Interest Expense
	Three Months Ended December 31
	2015	2014	Percent Change
Interest Expense(1)
Interest expense	$335	$342	(2.0)%
Allowance for funds used during construction	(58)	(50)	16.0%
Net interest expense	$277	$292	(5.1)%

Average blended interest rate	5.17%	5.28%	(2.1)%

Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Net interest expense decreased $15 million for the three months ended December 31, 2015, as compared to the same period of the prior year. This was attributable primarily to an increase of $8 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2 and a decrease in interest expense of $7 million primarily due to a lower average balance and a lower average rate of long-term debt.

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

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the United States Department of the Treasury ("U.S. Treasury"), three long-term revolving credit facilities totaling $2.5 billion, and proceeds from financings. See Note 10 — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, and other assets.

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. At December 31, 2015, TVA had $24.3 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $44 million, unamortized debt issue costs of $66 million, and net discount on sale of Bonds of $106 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital investment needs. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at December 31, 2015, the long-term debt of three variable interest entities. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At December 31 2015	Three Months Ended December 31 2015	At December 31 2014	Three Months Ended December 31 2014
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,504	$1,163	$1,117	$779
Weighted Average Interest Rate
Discount Notes	0.234%	0.089%	0.050%	0.046%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,604	N/A	$1,117

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. Net change in cash and cash equivalents was $11 million and $(1) million for the three months ended December 31, 2015, and 2014, respectively. A summary of cash flow components for the three months ended December 31 follows:

Cash provided by (used in):

Operating Activities

TVA’s operating cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs.  The timing and level of cash flows from operations can be affected by the weather, changes in working capital and commodity price fluctuations, outages, and other project expenses.  For the three months ended December 31, 2015, net cash flows provided by operating activities increased $43 million as compared to the three months ended December 31, 2014, primarily as a result of a decrease in fuel expenditures, the timing of related collections, and the timing of payments.  These changes were offset by lower revenue collections and decreases in Kingston ash spill insurance proceeds.

Investing Activities

The majority of TVA’s investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flow used in investing activities decreased by $30 million in the three months ended December 31, 2015, compared to the same period as the prior year, primarily attributable to a decrease in nuclear fuel expenditures offset by an increase in construction expenditures. Changes in nuclear fuel expenditures are driven primarily by the timing of nuclear outages as TVA purchases nuclear fuel in advance of these outages. The increase in construction expenditures is primarily attributable to the ongoing transmission upgrades and capacity expansion spending for natural gas-fired generation facilities.

Financing Activities

Net cash flows provided by financing activities decreased by $61 million during the three months ended December 31, 2015, as compared to the same period during the prior year.  This decrease was due primarily to lower net issuances of short-term debt for the first quarter of 2016 as a result of less cash needed to fund investing and other activities and to fund net redemptions of long-term debt and other obligations, while maintaining a steady cash level.

Cash Requirements and Contractual Obligations

TVA has certain contractual obligations and other commitments to make future payments. The following table sets forth TVA's estimates of future payments at December 31, 2015.

Commitments and Contingencies Payments Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Debt(2)	$1,532	$1,555	$1,682	$1,032	$30	$18,513	$24,344
Interest payments relating to debt	866	1,196	1,107	1,032	1,022	17,982	23,205
Debt of VIEs(3)	33	35	36	38	40	1,097	1,279
Interest payments relating to debt of VIEs	58	58	56	54	52	642	920
Lease obligations
Capital	11	14	14	13	12	172	236
Non-cancelable operating	33	42	31	25	25	38	194
Purchase obligations
Power	165	221	225	231	236	2,629	3,707
Fuel	805	696	744	574	355	1,479	4,653
Other	159	152	150	144	128	1,137	1,870
Environmental Agreements	36	37	5	3	2	7	90
Membership interest of VIE subject to mandatory redemption	2	2	2	2	3	26	37
Interest payments related to membership interests of VIE subject to mandatory redemption	3	2	2	2	2	13	24
Flood response commitment to NRC	11	13	9	—	—	—	33
Litigation settlements	6	2	—	—	—	—	8
Unfunded loan commitments	6	—	—	—	—	—	6
Environmental cleanup costs -Kingston ash spill	6	—	—	—	—	—	6
Long-term monitoring costs -Kingston ash spill	1	1	1	1	1	10	15
Payments on other financings	100	104	104	96	73	232	709
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	6	7	7	8	77	110
Retirement plan(4)	209	—	—	—	—	—	209
Total	$4,047	$4,136	$4,175	$3,254	$1,989	$44,054	$61,655
Notes
(1) This period covers January 1 – September 30, 2016.
(2) Debt does not include noncash items of foreign currency exchange gain of $44 million, unamortized debt issue costs of $65 million, and net discount on sale of Bonds of $106 million.
(3) Debt of VIEs does not include the noncash item of unamortized debt issue costs of $13 million.
(4) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2016 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2016. See Note 15.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Obligations Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Energy Prepayment Obligations	$75	$100	$100	$10	$—	$—	$285
Note
(1)  This period covers January 1 – September 30, 2016.

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. As of December 31, 2015, the total carrying amount of the loans receivable, net of discount, was approximately $155 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $183 million at December 31, 2015. See Note 5 and Note 8 for additional information.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of December 31, 2015, TVA had spent $239 million on modifications at all its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $44 million to complete these modifications to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.   A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of temporary barriers to raise the height of four TVA dams to manage the issue on an interim basis.  Subsequent modifications have replaced the temporary barriers at three of the four dams, and work on the fourth dam continues and is expected to be completed by February 1, 2017, to meet the Watts Bar Unit 2 licensing commitment.

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA also substantially completed a series of permanent modifications to several other dams identified through the more recent analytical work. The modifications addressed and rectified the potential for certain dams to be overtopped during a “probable maximum flood” event as well as the potential for certain other dams to become unstable under “probable maximum flood” conditions. As of December 31, 2015, TVA had spent $146 million on these modifications, and expects to spend an additional $33 million to complete the modifications.
The revised hydrology models have been reviewed and approved by the NRC with regard to Watts Bar Unit 1 and Unit 2.  TVA plans to seek NRC approval for similar modeling for Sequoyah Units 1 and 2 and will subsequently address conditions at Browns Ferry Nuclear Plant ("Browns Ferry") as needed.
The hydrology analyses discussed above relate to the current operation and current requirements of TVA’s existing nuclear fleet.  In addition, the NRC has required all utilities to reexamine flood hazards at nuclear plants in light of the lessons learned from the Fukushima events.  In March 2015, TVA sent its flood hazard analyses to the NRC for all three of its nuclear sites considering the NRC’s Fukushima-related requirements.  Minor modifications to some of TVA’s nuclear plants may result from these analyses, and further modifications to TVA’s dams based on this analysis are expected.  Temporary protection measures are in place in the interim while the NRC review is underway.

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events and is expected to be issued in CY 2016.  Additional evaluations on the ability to mitigate the beyond design basis flooding events will be required to be completed by December 31, 2016.  These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

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

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events and are expected to be issued in CY 2016.  Additional evaluations on the ability to mitigate the beyond design basis seismic events will be required. The timeframe for these evaluations will align with the seismic risk evaluation dates described above.  These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

Watts Bar Unit 2. On October 22, 2015, the NRC approved the operating license for Watts Bar Unit 2.  The license will expire in 2055.  Fuel load was completed in December 2015, and commercial operation is expected by June 30, 2016, which is consistent with the expectations approved by the TVA Board in April 2012.  Project costs to date exceed the $4.5 billion upper range previously approved by the TVA Board.  Challenges potentially affecting completion of the unit include completing complex work and testing, addressing emergent work, and successfully transitioning the site into dual unit operation.  The TVA Board reviewed the revised cost estimate and approved the additional funding of the project up to a total estimated cost of $4.7 billion in January 2016.

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

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors, including the two agreements into which TVA entered in April 2011 to resolve a dispute under the Clean Air Act (the "Environmental Agreements"), environmental legislation, the cost of adding emission control equipment and other environmental improvements, fuel prices, conditions of its aging plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  During the first quarter of 2016, TVA provided notice to the EPA of its election to retire Colbert Unit 5 and Allen Units 1-3 on or before December 31, 2018, and Colbert Units 1-4 on or before June 30, 2019.  Colbert Units 1-4 will be removed from service before June 30, 2016.  As of December 31, 2015, TVA had retired 19 coal-fired units with a summer net capability of 3,210 megawatts ("MW"), including Johnsonville Fossil Plant Units 5 - 10, which were retired on December 31, 2015.  The retirements of sixteen of these units, with a summer net capability of 2,148 MW, were carried out to comply with the Environmental Agreements.  TVA continues to evaluate the appropriate mix of generation and assess the status of individual power generating facilities.

Coal Combustion Residual Facilities. TVA has committed to a programmatic approach to the elimination of wet storage of coal combustion residual ("CCR") within the TVA service area. Under this program (the “CCR Conversion Program”), TVA has committed to (1) convert all operational coal plants to dry CCR storage, (2) close all wet storage facilities, and (3) meet all applicable state and federal regulations. To carry out its CCR Conversion Program, TVA is undertaking the following actions:

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run Fossil Plant and underway at Kingston, Gallatin, Cumberland, Shawnee, and Paradise Fossil Plants.

Landfills. Lined and permitted dry storage facilities have been constructed at Bull Run and Kingston Fossil Plants, are under construction at Gallatin Fossil Plant, and are in the planning or engineering phases at Cumberland, Paradise, and Shawnee Fossil Plants.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal plants are converted to dry CCR processes and dry storage landfills become operational or (2) plant operations cease. Closure project schedules and costs are driven by the selected closure technology (e.g., cap and close in place or clean closure). As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be prepared.

Groundwater monitoring. Compliance with the EPA’s CCR rule will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program.

The CCR Conversion Program is scheduled to be completed by 2022 with two exceptions. First, a new landfill at Shawnee will be required to accommodate the addition of air pollution controls and is scheduled to be completed by 2026. Once the new landfill is in service, the existing bottom ash pond and dry stack will be closed in accordance with federal and state requirements. Second, the ponds at Gallatin Fossil Plant are pending additional studies to determine the final closure methodology and schedule.

Through December 31, 2015, TVA had spent approximately $795 million on its CCR Conversion Program. TVA expects to spend an additional $1.3 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects to support long-term plant generation, including building new landfill sections under existing permits and closing existing sections once they reach capacity. See Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

Natural Gas-Fired Units. During 2014, the TVA Board approved the construction of two natural gas-fired generation facilities. One facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at the Allen site at a cost not to exceed $975 million. The second facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at TVA’s Paradise site at a cost not to exceed $1.1 billion. A lawsuit has been filed challenging TVA's Paradise decision. See Note 16 — Legal Proceedings — National Environmental Policy Act Challenge at Paradise Fossil Plant. An injunction or court order that delays TVA's plans at Paradise could increase the project's cost. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which would continue to be operated on the Paradise site.

Small Modular Reactors. TVA plans to submit an Early Site Permit Application ("ESPA") for review by the NRC by the end of the third quarter of 2016. This submittal is based on the development of a Plant Parameter Envelope reflecting application for two or more small modular reactors ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. The design and vendor for the SMR technology has not yet been selected. TVA and DOE have entered into an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

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

While TVA owns and operates its high-voltage transmission grid, the distribution system is actually a network of grids belonging to LPCs, each with its own unique characteristics and operational challenges. Renewable resources installed on the distribution grid necessitate the involvement of entities in addition to TVA, especially the LPCs. This is especially true for small-scale distributed ("rooftop") solar resources. Although TVA did not include small-scale rooftop solar as a resource option in its 2015 IRP, it did include small-scale commercial solar as an option, and it analyzed significant growth in use of distributed generation to help understand how increased use could affect the TVA power system. As distributed generation continues to expand across the Tennessee Valley, TVA and LPCs will continue to focus significant attention on the safety and reliability impact of these resources as they are interconnected to the grid, as well as how such interconnections should be priced. Due to numerous assumptions TVA cannot currently determine what the potential financial impacts could be from future growth in distributed generation.

Dam Safety and Remediation Initiatives

Assurance Initiatives. TVA has an established dam safety program, which includes procedures based on the Federal Guidelines for Dam Safety, with the objective of reducing the risk of a dam safety event. The program is comprised of various engineering activities for all of TVA’s dams including safety reassessments using modern industry criteria and the new probable maximum flood and site-specific seismic load cases.

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Twenty-eight reassessments have been completed through 2015, and ten additional assessments will be completed by the end of 2016.  The remaining eleven assessments are expected to be initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Pickwick Dam. A plan for the studies is in development with some additional studies expected to begin in 2016. To date, TVA has spent $46 million on the dam safety assurance program, and TVA expects to spend an additional $19 million in 2016.

Boone Dam Remediation. In October 2014, a sink hole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. The reservoir was drawn down below winter pool level in early 2015 and will remain at a lowered level as a precautionary measure to ensure the safety of the public while also allowing a more detailed investigation of the seepage.

After extensive investigation, TVA has identified underground pathways contributing to the seepage and has prepared a plan to repair the dam.  This preferred method of repair consists of the construction of a composite seepage barrier in the dam’s earthen embankment. The project is pending environmental review through TVA's National Environmental Policy Act process. To reduce downstream risk during construction, the reservoir will remain at its lowered level. TVA will continue working with the community to help mitigate local impacts of the extended drawdown. Construction on the composite seepage barrier is expected following the Environmental Assessment which was completed on January 7, 2016. TVA continues to test grouting and other activities at the site in support of the project design and began limited construction in January 2016 with the embankment grouting program. Full construction is expected during the third quarter of 2016. Benchmarking durations and costs of similar activities at the other facilities to complete composite walls have ranged from $200 million to $300 million with a range of five to seven years to complete. The cost and duration for the remediation of Boone Dam will be determined upon finalization of design and construction plans that are scheduled to be completed in April 2016. This estimate does not include any future repairs or projects that may be required as a result of the change in water flow once the composite seepage barrier is complete. The cost and duration of additional work efforts will be determined as design and construction plans are finalized.

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

Summary Table of Major Projects
Projects	Estimated Project Cost (in billions)	Ending Estimated In-Service Date
Capacity Expansion Projects
Watts Bar Unit 2	up to $ 4.7	June 2016
Paradise combined cycle plant	1.1	June 2017
Allen combined cycle plant	1.0	June 2018
Environmental
Gallatin clean air controls	1.1	December 2017

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $200 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. These decisions include installation of air pollution controls (i.e., SCRs and dry scrubbers) on the four coal-fired units at the Gallatin Fossil Plant and on Units 1 and 4 at Shawnee.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving compliance regulations. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $8 million since the approval of the standard on existing transmission facilities and anticipates spending an additional $53 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be $652 million.

Pension Fund

                As of September 30, 2015, TVA's qualified pension plan had assets of $6.8 billion compared with liabilities of $12.8 billion. The potential for the plan's funded status to quickly improve is limited because of expected equity performance and the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 35,200 participants, of which approximately 23,700 are retirees and beneficiaries currently receiving benefits. Benefits of approximately $700 million were paid to participants in 2015.

Ratemaking

At its August 21, 2015 meeting, the TVA Board approved rate structure revisions and a rate adjustment, which took effect on October 1, 2015. TVA worked closely with its customers on the development of TVA’s long-term pricing direction with the objective of maintaining competitive and affordable rates. The pricing strategy process considered cost of service, rate structures, pricing products, and TVA’s competitive position across rate classes.  The rate structure revisions included small changes to revenue allocation, changes to the environmental adjustment to conform to the new base rate structures, and changes to the manner in which fuel costs are recovered.  The rate structure revisions were designed to recover the same overall revenue for TVA. The rate adjustment took effect on October 1, 2015, and is expected to contribute approximately $200 million to fiscal year 2016 revenues.

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

Recent physical attacks on transmission facilities at other utilities across the country have heightened awareness of the need to physically protect facilities. TVA is working with the Department of Homeland Security ("DHS"), FERC, NERC, SERC Reliability Corporation, North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

Nuclear Security. Nuclear security is carried out in accordance with federal regulations as set forth by the NRC. These regulations are designed for the protection of TVA's nuclear power plants, the public, and employees from the threat of radiological sabotage and other nuclear-related terrorist threats. TVA has security forces to guard against such threats.

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

Although TVA has continued to experience increased cyber activity, none of the attacks have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to physical and cyber threats to TVA's security in TVA's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Cross State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011, requiring several states in the eastern United States to improve air quality by reducing power plant emissions that cross state lines and contribute to pollution in other states relative to the 1997 ozone NAAQS and the 1997 and 2006 fine particle NAAQS.  The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the rule before implementation began, but the D.C. Circuit’s vacatur was reversed by the U.S. Supreme Court in April 2014.  Upon further proceedings on remand, the D.C. Circuit granted the EPA’s motion to restore CSAPR but shift the compliance deadlines by three years.  Under the revised compliance deadlines, Phase I emission reductions in SO2 and NOX became effective on January 1, 2015, and will be followed by Phase II reductions that become effective on January 1, 2017.  TVA’s significant prior reductions in SO2 and NOX emissions and planned future reductions will aid in compliance with CSAPR.

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

In October 2015, TVA submitted a request to the EPA for an administrative order under the Clean Air Act that would allow operation of Paradise Units 1 and 2 for a year beyond the MATS compliance date of April 16, 2016. The additional year is necessary to allow these units to continue to operate while the new combined cycle facility is being built at the site. Without the additional year, TVA would be forced to shut down Paradise Units 1 and 2 as of the MATS compliance date, without replacement capacity being available, which would cause adverse consequences to transmission system reliability. TVA expects to retire Paradise Units 1 and 2 once this replacement capacity is available.

Cleanup of Solid and Hazardous Wastes

Coal Combustion Residuals. The EPA published its final rule governing CCRs on April 17, 2015, and the rule became effective October 19, 2015. The rule regulates CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. Although the rule became effective October 19, 2015, certain provisions have later effective dates. TVA’s review of the final rule indicates that the rule offers adequate flexibility for compliance. See Key Initiatives and Challenges — Generation Resources — Coal Combustion Residuals for a discussion of the impact on TVA’s operations, including the cost and timing estimates of related projects.

TVA is preparing an environmental impact statement (“EIS”) that will address the closure of CCR impoundments at TVA’s coal-fired plants.  TVA plans to complete the EIS by the third quarter of 2016.

Water Quality Developments
Steam-Electric Effluent Guidelines. On November 3, 2015, the EPA published a final rule to revise the existing steam electric effluent limitation guidelines ("ELGs") that updates the existing technology-based water discharge limitations for power plants nationwide.  The new ELGs establish more stringent performance standards for existing and new sources that will require power plants that generate more than 50 MW to regulate discharges of toxic pollutants from seven primary wastewater streams.  The primary impact for TVA is on the operation of existing and any potential new coal-fired generation facilities.  The rule has the potential to impact long-term investment decisions being made relative to the long-term compliance and operability of TVA coal-fired units. The rule is complex and establishes multiple new effluent limits applicable to existing facilities. The details of the rule are under review to identify key requirements and resultant implications for TVA’s operations and to update budgeted estimates for associated projects. Each plant must comply between 2018 and 2023 depending on when a new Clean Water Act permit is needed. TVA is performing engineering studies and evaluations of treatment methodologies to prepare for compliance.  As these activities are completed, detailed project schedules and cost estimates will be completed.
Climate Change

Clean Power Plan. On August 3, 2015, the EPA issued the Clean Power Plan, a rule under section 111(d) of the Clean Air Act, to reduce carbon emissions from existing power plants burning fossil fuels. The Clean Power Plan, which is part of President Obama’s Climate Action Plan strategy, establishes state-specific emission goals to lower CO2 emissions from power plants, targeting a 32 percent nationwide reduction in CO2 emissions from 2005 levels by 2030. The EPA established an “interim goal” that states must meet on average over the eight-year period from 2022-2029 and a “final goal” that states must meet in 2030 and thereafter based on a two-year average. States must submit to EPA final plans, or “initial plans” with a request for an extension, by September 6, 2016. States that receive an extension must submit final plans by September 6, 2018. The impact of these rules on TVA and the states in TVA’s service territory cannot be determined until the state plans are developed and approved by the EPA, but the impact on TVA could be significant.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At December 31, 2015 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2016+	$23
Coal combustion residual conversion program(3)	2016-2022	$1,300
Proposed clean air projects(4)	2016-2025	$650
Clean Water Act requirements(5)	2016-2022	$260
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $99 million with respect to Legal Proceedings as of December 31, 2015. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At December 31, 2015, TVA had no off-balance sheet arrangements.

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

Legislative and Regulatory Matters

TVA continues to monitor how regulatory agencies are interpreting and implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010.  As a result of this act and its implementing regulations, TVA has become subject to recordkeeping, reporting, and reconciliation requirements related to its derivative transactions. In addition, depending on how regulatory agencies interpret and implement the provisions of this act, TVA’s hedging costs may increase.

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

Corporate Governance

On December 10, 2015, the United States Senate confirmed the nomination of Richard Howorth to serve a new term on the TVA Board. Mr. Howorth's new term began on December 16, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes related to market risks disclosed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Activities in the Annual Report.  See Note 12 for additional information regarding TVA's derivative transactions and risk management activities.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2015.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated by reference into this Part II, Item 1, Legal Proceedings.

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

10.2	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.3	Long-Term Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.4	Long-Term Incentive Plan Performance Grant Notice for William D. Johnson Effective as of October 1, 2015

10.5	Long-Term Incentive Plan Retention Grant Notice for William D. Johnson Effective as of October 1, 2015

10.6	Long-Term Incentive Plan Performance Grant Notice for Charles G. Pardee Effective as of October 1, 2015

10.7	Long-Term Incentive Plan Retention Grant Notice for Charles G. Pardee Effective as of October 1, 2015

10.8	Long-Term Incentive Plan Performance Grant Notice for John M. Thomas, III, Effective as of October 1, 2015

10.9	Long-Term Incentive Plan Retention Grant Notice for John M. Thomas, III, Effective as of October 1, 2015

10.10	Long-Term Incentive Plan Performance Grant Notice for Joseph P. Grimes, Jr., Effective as of October 1, 2015

10.11	Long-Term Incentive Plan Retention Grant Notice for Joseph P. Grimes, Jr., Effective as of October 1, 2015

10.12	Long-Term Incentive Plan Performance Grant Notice for Michael D. Skaggs, Effective as of October 1, 2015

10.13	Long-Term Incentive Plan Retention Grant Notice for Michael D. Skaggs, Effective as of October 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 2, 2016		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ John M. Thomas, III
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amended and Restated Executive Annual Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.2	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.3	Long-Term Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.4	Long-Term Incentive Plan Performance Grant Notice for William D. Johnson Effective as of October 1, 2015

10.5	Long-Term Incentive Plan Retention Grant Notice for William D. Johnson Effective as of October 1, 2015

10.6	Long-Term Incentive Plan Performance Grant Notice for Charles G. Pardee Effective as of October 1, 2015

10.7	Long-Term Incentive Plan Retention Grant Notice for Charles G. Pardee Effective as of October 1, 2015

10.8	Long-Term Incentive Plan Performance Grant Notice for John M. Thomas, III, Effective as of October 1, 2015

10.9	Long-Term Incentive Plan Retention Grant Notice for John M. Thomas, III, Effective as of October 1, 2015

10.10	Long-Term Incentive Plan Performance Grant Notice for Joseph P. Grimes, Jr., Effective as of October 1, 2015

10.11	Long-Term Incentive Plan Retention Grant Notice for Joseph P. Grimes, Jr., Effective as of October 1, 2015

10.12	Long-Term Incentive Plan Performance Grant Notice for Michael D. Skaggs, Effective as of October 1, 2015

10.13	Long-Term Incentive Plan Retention Grant Notice for Michael D. Skaggs, Effective as of October 1, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase