Form 10-Q
period 2016-03-31
Tennessee Valley Authority
filed 2016-05-03
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	41
Executive Overview...............................................................................................................................................................	41
Results of Operations............................................................................................................................................................	42
Liquidity and Capital Resources............................................................................................................................................	48
Key Initiatives and Challenges..............................................................................................................................................	52
Environmental Matters..........................................................................................................................................................	56
Legal Proceedings................................................................................................................................................................	58
Off-Balance Sheet Arrangements.........................................................................................................................................	58
Critical Accounting Policies and Estimates...........................................................................................................................	59
New Accounting Standards and Interpretations....................................................................................................................	59
Legislative and Regulatory Matters.......................................................................................................................................	59

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	59

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	60
Disclosure Controls and Procedures......................................................................................................................................	60
Changes in Internal Control over Financial Reporting............................................................................................................	60

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	61

ITEM 1A. RISK FACTORS...........................................................................................................................................................	61

ITEM 6. EXHIBITS.......................................................................................................................................................................	62

SIGNATURES...............................................................................................................................................................................	63

EXHIBIT INDEX............................................................................................................................................................................	64

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Quarterly Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal combustion products
CCR	Coal combustion residual
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
COL	Combined construction and operating license
COLA	Cost-of-living adjustment
CSAPR	Cross-State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DOE	Department of Energy
EPA	Environmental Protection Agency
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	Government Accountability Office
GHG	Greenhouse gas
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
JSCCG	John Sevier Combined Cycle Generation LLC
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
LTDCP	Long-Term Deferred Compensation Plan
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator, Inc.
mmBtu	Million British thermal unit(s)
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value

NDT	Nuclear Decommissioning Trust
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
OCI	Other comprehensive income (loss)
PM	Particulate matter
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
REIT	Real Estate Investment Trust
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
TN Board	Tennessee Board of Water Quality, Oil and Gas
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language

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

•
Significant changes in demand for electricity which may result from, among other things, economic downturns, increased energy efficiency and conservation, increased utilization of distributed generation, and improvements in alternative generation and energy storage technologies;

•	Significant delays, cost increases, or cost overruns associated with the construction and maintenance of generation or transmission assets;

•	Changes in the timing or amount of pension and health care costs and related funding;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;

•	Physical or cyber attacks on TVA's assets;

•	The outcome of legal or administrative proceedings;

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

•
Disruption of fuel supplies, which may result from, among other things, economic conditions, weather conditions, production or transportation difficulties, labor challenges, or environmental laws or regulations affecting TVA's fuel suppliers or transporters;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
Operating revenues
Revenue from sales of electricity	$2,529	$2,825	$4,775	$5,200
Other revenue	42	38	76	74
Total operating revenues	2,571	2,863	4,851	5,274
Operating expenses
Fuel	484	586	964	1,136
Purchased power	237	259	484	492
Operating and maintenance	669	657	1,409	1,345
Depreciation and amortization	465	454	926	906
Tax equivalents	127	131	251	255
Total operating expenses	1,982	2,087	4,034	4,134
Operating income	589	776	817	1,140
Other income (expense), net	8	8	20	17
Interest expense
Interest expense	337	341	672	683
Allowance for funds used during construction	(58)	(53)	(116)	(103)
Net interest expense	279	288	556	580
Net income (loss)	$318	$496	$281	$577
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015

Net income (loss)	$318	$496	$281	$577
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(27)	(59)	(54)	(74)
Reclassification to earnings from cash flow hedges	22	46	46	84
Total other comprehensive income (loss)	$(5)	$(13)	$(8)	$10
Total comprehensive income (loss)	$313	$483	$273	$587
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	March 31, 2016	September 30, 2015
Current assets	(Unaudited)
Cash and cash equivalents	$301	$300
Restricted cash and investments	—	15
Accounts receivable, net	1,233	1,600
Inventories, net	1,081	1,031
Regulatory assets	550	506
Other current assets	82	54
Total current assets	3,247	3,506

Property, plant, and equipment
Completed plant	50,779	50,069
Less accumulated depreciation	(26,947)	(26,318)
Net completed plant	23,832	23,751
Construction in progress	7,625	7,147
Nuclear fuel	1,385	1,415
Capital leases	100	94
Total property, plant, and equipment, net	32,942	32,407

Investment funds	2,083	2,011

Regulatory and other long-term assets
Regulatory assets	10,432	10,418
Other long-term assets	412	403
Total regulatory and other long-term assets	10,844	10,821

Total assets	$49,116	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	March 31, 2016	September 30, 2015
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,909	$2,127
Accrued interest	380	366
Current portion of leaseback obligations	82	79
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	153	164
Short-term debt, net	1,407	1,034
Current maturities of power bonds	554	32
Current maturities of long-term debt of variable interest entities	34	33
Total current liabilities	4,619	3,935

Other liabilities
Post-retirement and post-employment benefit obligations	7,053	7,107
Asset retirement obligations	3,621	3,682
Other long-term liabilities	2,447	2,219
Leaseback obligations	477	537
Energy prepayment obligations	160	210
Regulatory liabilities	1	2
Total other liabilities	13,759	13,757

Long-term debt, net
Long-term power bonds, net	22,049	22,617
Long-term debt of variable interest entities, net	1,216	1,233
Total long-term debt, net	23,265	23,850

Total liabilities	41,643	41,542

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	6,640	6,357
Total power program proprietary capital	6,898	6,615
Nonpower programs appropriation investment, net	585	590
Accumulated other comprehensive income (loss)	(10)	(2)
Total proprietary capital	7,473	7,203

Total liabilities and proprietary capital	$49,116	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the six months ended March 31
 (in millions)

	2016	2015
Cash flows from operating activities
Net income (loss)	$281	$577
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	949	929
Amortization of nuclear fuel cost	126	140
Non-cash retirement benefit expense	163	166
Prepayment credits applied to revenue	(50)	(50)
Fuel cost adjustment deferral	(16)	(61)
Fuel cost tax equivalents	(15)	(13)
Changes in current assets and liabilities
Accounts receivable, net	385	243
Inventories and other, net	(62)	(139)
Accounts payable and accrued liabilities	(203)	(249)
Accrued interest	14	16
Regulatory assets costs	(17)	(17)
Pension contributions	(143)	(144)
Insurance recoveries	7	50
Other, net	(89)	(36)
Net cash provided by operating activities	1,330	1,412
Cash flows from investing activities
Construction expenditures	(1,477)	(1,407)
Nuclear fuel expenditures	(138)	(216)
Purchases of investments	—	(1)
Loans and other receivables
Advances	(4)	(11)
Repayments	3	5
Other, net	3	(14)
Net cash used in investing activities	(1,613)	(1,644)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(6)	(46)
Redemptions of variable interest entities	(16)	(15)
Short-term debt issues (redemptions), net	372	343
Payments on leases and leasebacks	(59)	(56)
Payments to U.S. Treasury	(3)	(4)
Other, net	(4)	12
Net cash provided by (used in) financing activities	284	234
Net change in cash and cash equivalents	1	2
Cash and cash equivalents at beginning of period	300	500
Cash and cash equivalents at end of period	$301	$502

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$410	$251
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended March 31, 2016 and 2015
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2014 (unaudited)	$258	$5,323	$598	$28	$6,207
Net income (loss)	—	499	(3)	—	496
Total other comprehensive income (loss)	—	—	—	(13)	(13)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2015 (unaudited)	$258	$5,819	$595	$15	$6,687

Balance at December 31, 2015 (unaudited)	$258	$6,321	$587	$(5)	$7,161
Net income (loss)	—	320	(2)	—	318
Total other comprehensive income (loss)	—	—	—	(5)	(5)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at March 31, 2016 (unaudited)	$258	$6,640	$585	$(10)	$7,473
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the six months ended March 31, 2016 and 2015
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	583	(6)	—	577
Total other comprehensive income (loss)	—	—	—	10	10
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at March 31, 2015 (unaudited)	$258	$5,819	$595	$15	$6,687

Balance at September 30, 2015	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	286	(5)	—	281
Total other comprehensive income (loss)	—	—	—	(8)	(8)
Return on power program appropriation investment	—	(3)	—	—	(3)
Balance at March 31, 2016 (unaudited)	$258	$6,640	$585	$(10)	$7,473
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

The allowance for uncollectible accounts was $1 million at both March 31, 2016 and September 30, 2015, for accounts receivable. Additionally, loans receivable of $156 million and $129 million at March 31, 2016 and September 30, 2015, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both March 31, 2016 and September 30, 2015.

Depreciation

Depreciation expense was $369 million and $383 million for the three months ended March 31, 2016, and 2015, respectively, and $733 million and $763 million for the six months ended March 31, 2016, and 2015, respectively. In September 2015, the Nuclear Regulatory Commission ("NRC") approved renewed licenses for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2, which allow both units to operate for an additional 20 years, and TVA adjusted prospectively the Sequoyah depreciation rate.  These license extensions contributed to $21 million and $43 million of the decrease in depreciation expense for the three and six months ended March 31, 2016, respectively, as compared to the three and six months ended March 31, 2015.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $165 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At March 31, 2016, TVA had paid out approximately $131 million for this program, and the obligation recorded was $25 million.

2.  Impact of New Accounting Standards and Interpretations

The following accounting standard was adopted by TVA on October 1, 2015.

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance that changes the presentation of debt issuance costs in financial statements. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of that debt liability, consistent with debt discounts, including retrospectively adjusting all prior periods presented. TVA early adopted the standard on October 1, 2015. In the consolidated balance sheets, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets on the September 30, 2015 Consolidated Balance Sheets and presented these amounts as a reduction to Long-term power bonds, net and Long-term debt, net of variable interest entities. The guidance does not change the recognition and measurement of debt issuance costs.

The following accounting standards have been issued, but as of March 31, 2016, were not effective and had not been adopted by TVA.

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

Lease Accounting.  In February 2016, the FASB issued a new lease standard that changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current lease accounting rules – which require only capital leases to be recognized on the balance sheet – the new standard will require both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest on the lease liability separately from amortization expense. The accounting for the owner of the assets leased by the lessee – also known as lessor accounting – will remain largely unchanged from current lease accounting rules. The standard becomes effective for TVA on October 1, 2019, including interim periods within that fiscal year, and is required to be applied using a modified retrospective transition. Early adoption is permitted. TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At March 31, 2016	At September 30, 2015
Power receivables	$1,150	$1,509
Other receivables	84	92
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,233	$1,600

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At March 31, 2016	At September 30, 2015
Materials and supplies inventory	$680	$651
Fuel inventory	442	414
Emission allowance inventory, net	15	13
Allowance for inventory obsolescence	(56)	(47)
Inventories, net	$1,081	$1,031

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At March 31, 2016	At September 30, 2015
EnergyRight® receivables	$120	$124
Loans and other long-term receivables, net	153	126
Prepaid capacity payments	48	52
Currency swap asset, net	—	25
Commodity contract derivative assets	1	1
Other	90	75
Other long-term assets	$412	$403

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of March 31, 2016 and September 30, 2015, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $31 million and $32 million, respectively. See Note 8 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At March 31, 2016	At September 30, 2015
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	190	162
Environmental agreements	48	47
Environmental cleanup costs - Kingston ash spill	43	43
Fuel cost adjustment receivable	30	15
Other current regulatory assets	2	2
Total current regulatory assets	550	506

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,549	5,565
Unrealized losses on interest rate derivatives	1,409	1,236
Nuclear decommissioning costs	982	1,003
Deferred nuclear generating units	953	1,042
Non-nuclear decommissioning costs	818	828
Environmental cleanup costs - Kingston ash spill	320	348
Unrealized losses on commodity derivatives	103	63
Environmental agreements	32	55
Other non-current regulatory assets	266	278
Total non-current regulatory assets	10,432	10,418
Total regulatory assets	$10,982	$10,924

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$150	$164
Unrealized gains on commodity derivatives	3	—
Total current regulatory liabilities	153	164

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	1	2
Total non-current regulatory liabilities	1	2
Total regulatory liabilities	$154	$166

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

Impact on Consolidated Balance Sheets

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of March 31, 2016 and September 30, 2015, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At March 31, 2016	At September 30, 2015
Current liabilities of VIE
Accrued interest of VIE	$11	$12
Current portion of membership interests of VIE subject to mandatory redemption	2	2
Current maturities of long-term debt of VIE	34	33
Total current liabilities of VIE	47	47
Other liabilities of VIE
Membership interests of VIE subject to mandatory redemption	34	35
Long-term debt of VIE, net
Long-term debt of VIE, net	1,216	1,233
Total liabilities of VIE	$1,297	$1,315

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

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 16 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At March 31, 2016	At September 30, 2015
Interest rate swap liabilities	$1,800	$1,627
EnergyRight® financing obligation	141	148
Environmental agreements liability	32	55
Currency swap liabilities	77	47
Membership interests of VIE subject to mandatory redemption	34	35
Commodity contract derivative liabilities	76	17
Commodity swap derivative liabilities	7	10
Other	280	280
Total other long-term liabilities	$2,447	$2,219

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of March 31, 2016 and September 30, 2015, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $35 million and $37 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

9.  Asset Retirement Obligations

During the six months ended March 31, 2016, TVA's total ARO liability decreased $35 million.

To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the license period of the nuclear plant, considering the probability of license extensions, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires radioactive contamination to be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use.
TVA bases its nuclear decommissioning estimates on site-specific cost studies. These studies will be updated for each of TVA’s nuclear units at least every 5 years. TVA plans to perform new cost studies in 2017.
In April 2015, the Environmental Protection Agency ("EPA") published its final rule governing coal combustion residuals, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. As a result of these rules, TVA recorded certain adjustments to its ARO liabilities in 2015. TVA continues to evaluate the impact of both the rule and the results of ongoing settlement activity on its cost and timing estimates of related projects. As a result, further adjustments to its ARO liability may be required as estimates are refined.
During the six months ended March 31, 2016, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods.  The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the six months ended March 31, 2016, $72 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 13 and Note 16 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2015	$2,187	$1,656	$3,843
Settlements	—	(48)	(48)
Change in estimate	—	(76)	(76)
Additional obligations	—	15	15
Accretion (recorded as regulatory asset)	52	22	74
Balance at March 31, 2016	$2,239	$1,569	$3,808	(1)

Note
(1) The current portion of ARO in the amount of $187 million is included in Accounts payable and accrued liabilities at March 31, 2016.

10.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at March 31, 2016, and September 30, 2015, consisted of the following:

Debt Outstanding
	At March 31, 2016	At September 30, 2015
Short-term debt
Short-term debt, net	$1,407	$1,034
Current maturities of power bonds	554	32
Current maturities of long-term debt of variable interest entities	34	33
Total current debt outstanding, net	1,995	1,099
Long-term debt
Long-term power bonds(1)	22,217	22,792
Long-term debt of variable interest entities	1,229	1,246
Unamortized discounts, premiums, issue costs, and other	(181)	(188)
Total long-term debt, net	23,265	23,850
Total outstanding debt	$25,260	$24,949
Note
(1) Includes net exchange gain from currency transactions of $67 million at March 31, 2016 and $21 million at September 30, 2015.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2015, to March 31, 2016:

Debt Securities Activity
	Date	Amount(1)	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2016	$1	2.65%
electronotes®	Second Quarter 2016	2	3.51%
2009 Series A	November 2015	2	2.25%
2009 Series B	December 2015	1	3.77%
Total redemptions/maturities of power bonds		6
Variable interest entities		16	4.30%
Total redemptions/maturities of debt		$22
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2016 with a maturity date of September 30, 2016. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at March 31, 2016. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. The $500 million credit facility matures on February 1, 2020, one $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At March 31, 2016 and September 30, 2015, there were approximately $1.3 billion and $1.1 billion, respectively, of letters of credit outstanding under the facilities. See Note 12 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available in the form of three long-term credit facilities:

Summary of Long-Term Credit Facilities At March 31, 2016 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2020	$0.5	$0.5	$—	$—
June 2020	1.0	0.4	—	0.6
September 2020	1.0	0.4	—	0.6
Total	$2.5	$1.3	$—	$1.2

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At

March 31, 2016, and September 30, 2015, the outstanding lease/leaseback obligations were $559 million and $616 million, respectively.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended March 31, 2016 and 2015, TVA reclassified $22 million and $46 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense. During the six months ended March 31, 2016 and 2015, TVA reclassified $46 million and $84 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

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

12.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices; however, TVA plans to continue to manage fuel price volatility through other methods and to periodically reevaluate its suspended FTP program for future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2016	2015	2016	2015
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(27)	$(59)	$(54)	$(74)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended March 31		Six Months Ended March 31
Derivatives in Cash Flow Hedging Relationship	2016	2015	2016	2015
Currency swaps	$(22)	$(46)	$(46)	$(84)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $82 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended March 31(1)		Six Months Ended March 31(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2016	2015	2016	2015
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(27)	$(28)	$(55)	$(57)

Commodity contract derivatives	To protect against fluctuations in market prices of purchased coal or natural gas (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses due to contract settlements are recognized in fuel expense as incurred.	—	—	—	—

Commodity derivatives under financial trading program ("FTP")	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(21)	(26)	(56)	(39)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months and six months ended March 31, 2016 and 2015.

Fair Values of TVA Derivatives
	At March 31, 2016		At September 30, 2015
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(55)	Other long-term liabilities	$(41)	Other long-term liabilities
£250 million Sterling	(2)	Other long-term liabilities	25	Other long-term assets
£150 million Sterling	(20)	Other long-term liabilities	(6)	Other long-term liabilities

	At March 31, 2016		At September 30, 2015
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,294)	Other long-term liabilities	(1,177)	Other long-term liabilities
$476 million notional	(494)	Other long-term liabilities	(438)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(194)	Other current assets $3; Other long-term assets $1; Other long-term liabilities $(76); Accounts payable and accrued liabilities $(122)	(97)	Other long-term assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(81)
FTP
Derivatives under FTP(1)	(87)	Other current assets $(69); Other long-term liabilities $(7); Accounts payable and accrued liabilities $(11)	(116)	Other current assets $(89); Other long-term liabilities $(10); Accounts payable and accrued liabilities $(17)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $69 million and $89 million at March 31, 2016 and September 30, 2015, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of March 31, 2016:

Currency Swaps Outstanding At March 31, 2016
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the changes in fair market value of the interest rate swaps resulted in deferred unrealized losses of $262 million and $165 million, respectively. For the six months ended March 31, 2016 and 2015, the changes in fair market value of the interest rate swaps resulted in deferred unrealized losses of $173 million and $349 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At March 31, 2016, TVA's coal and natural gas contract derivatives both had terms of up to 3 years.

Commodity Contract Derivatives
	At March 31, 2016			At September 30, 2015
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	12	25 million tons	$(187)	14	19 million tons	$(98)
Natural gas contract derivatives	32	172 million mmBtu	$(7)	33	134 million mmBtu	$1

Derivatives Under FTP. While TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices, certain natural gas swaps with a maturity of two years or less remain as part of the suspended FTP.

Derivatives Under Financial Trading Program
	At March 31, 2016		At September 30, 2015
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	34,332,500	$(87)	51,495,000	$(116)

Note
Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net absolute value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(7) million at March 31, 2016, and $(11) million at September 30, 2015. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At March 31, 2016	At September 30, 2015
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(87)	$(116)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
Decrease (increase) in fuel expense
Natural gas	$(17)	$(21)	$(45)	$(32)
Fuel oil/crude oil	—	—	—	1

Financial Trading Program Realized Gains (Losses)
	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
Decrease (increase) in purchased power expense
Natural gas	$(4)	$(5)	$(11)	$(8)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of March 31, 2016, and September 30, 2015, are shown in the table below:

Derivative Assets and Liabilities
	As of March 31, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)(4)	$—	$—	$—
Commodity derivatives under FTP	28	(28)	—
Total derivatives subject to master netting or similar arrangement	28	(28)	—
Total derivatives not subject to master netting or similar arrangement	4	—	4

Total	$32	$(28)	$4

Liabilities
Currency swap(s) (4)	$77	$—	$77
Interest rate swaps (4)	1,800	—	1,800
Commodity derivatives under FTP	115	(97)	18
Total derivatives subject to master netting or similar arrangement	1,992	(97)	1,895
Total derivatives not subject to master netting or similar arrangement	198	—	198

Total	$2,190	$(97)	$2,093

	As of September 30, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)(4)	$25	$—	$25
Commodity derivatives under FTP	49	(49)	—
Total derivatives subject to master netting or similar arrangement	74	(49)	25
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$75	$(49)	$26

Liabilities
Currency swap(s) (4)	$47	$—	$47
Interest rate swaps (4)	1,627	—	1,627
Commodity derivatives under FTP	165	(138)	27
Total derivatives subject to master netting or similar arrangement	1,839	(138)	1,701
Total derivatives not subject to master netting or similar arrangement	98	—	98

Total	$1,937	$(138)	$1,799
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
(3) At March 31, 2016 and September 30, 2015, there were no securities posted by a counterparty on TVA's behalf to partially secure the asset position(s) of currency swaps in accordance with the collateral requirements for these derivatives.
(4) Letters of credit of approximately $1.3 billion and $1.1 billion were posted as collateral at March 31, 2016 and September 30, 2015, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives. At March 31, 2016, TVA held no cash collateral in excess of collateral requirements. At September 30, 2015, TVA held $15 million cash collateral in excess of collateral requirements. Cash collateral held in excess of collateral requirements is recorded in Restricted cash and investments with a corresponding obligation of the same amount recorded in Accounts payable and accrued liabilities.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 13 — Investment Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. At September 30, 2015, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in net liability positions totaling $59 million at September 30, 2015. At March 31, 2016, the NDT held no investments in these forward contracts.

At March 31, 2016 and September 30, 2015, the fair value of other derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At March 31, 2016, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $1.9 billion.  TVA's collateral obligations at March 31, 2016, under these arrangements were approximately $1.3 billion, for which TVA had posted approximately $1.3 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had revenue from six LPCs that accounted for 32 percent of total operating revenue for both the six months ended March 31, 2016 and 2015.

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

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at March 31, 2016. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Credit of Derivative Counterparties. TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At March 31, 2016, all of TVA's currency swaps, interest rate swaps, and commodity derivatives under the FTP were with banking counterparties whose Moody's credit ratings were Baa1 or higher.

TVA classifies qualifying forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At March 31, 2016, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from C or D, respectively, to Ba3. At March 31, 2016, the natural gas contracts were with counterparties whose ratings ranged from B1 to A2. See Credit of Suppliers for discussion of challenges facing the coal industry. TVA does not have any derivative contracts with coal counterparties in an asset position as of March 31, 2016.

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

Investment Funds

At March 31, 2016, Investment funds were composed of $2.1 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.6 billion and $449 million, respectively, at March 31, 2016.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $76 million at March 31, 2016.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended March 31		Six Months Ended March 31
Fund	Financial Statement Presentation	2016	2015	2016	2015

SERP	Other income (expense)	$—	$1	$—	$—
LTDCP	Other income (expense)	—	—	—	(1)
NDT	Regulatory asset	9	11	48	34
ART	Regulatory asset	(3)	9	9	15

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2015) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a less than $1 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at March 31, 2016.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016, and September 30, 2015. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At March 31, 2016
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$186	$—	$—	$186
Debt securities
U.S. government corporations and agencies	89	50	—	139
Corporate debt securities	—	267	—	267
Residential mortgage-backed securities	—	13	—	13
Commercial mortgage-backed securities	—	8	—	8
Collateralized debt obligations	—	34	—	34
Institutional mutual funds	82	—	—	82
Forward debt securities contracts	—	—	—	—
Private partnerships measured at net asset value(1)	—	—	—	245
Commingled funds measured at net asset value(1)	—	—	—	1,109
Total investments	357	372	—	2,083
Currency swap(s) (2)	—	—	—	—
Commodity contract derivatives	—	4	—	4
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$357	$376	$—	$2,087

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s) (2)	$—	$77	$—	$77
Interest rate swaps	—	1,800	—	1,800
Commodity contract derivatives	—	11	187	198
Commodity derivatives under FTP(2)
Swap contracts	—	18	—	18

Total	$—	$1,906	$187	$2,093

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended March 31	Six Months Ended March 31
Balance at beginning of period	$(107)	$(85)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(47)	(69)
Balance at March 31, 2015	$(154)	$(154)

Balance at beginning of period	$(123)	$(98)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(64)	(89)
Balance at March 31, 2016	$(187)	$(187)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.4 - 0.7 billion tons/year
			Long-term market prices	$9.45 - $76.25/ton
Liabilities
Commodity contract derivatives	$187	Pricing model	Coal supply and demand	0.4 - 0.7 billion tons/year
			Long-term market prices	$9.45 - $76.25/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton
Liabilities
Commodity contract derivatives	$98	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at March 31, 2016, and September 30, 2015, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at March 31, 2016, and September 30, 2015, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At March 31, 2016		At September 30, 2015
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$151	$156	$156	$162

Loans and other long-term receivables, net (including current portion)	Level 2	$156	$144	$129	$117

EnergyRight® financing obligation (including current portion)	Level 2	$176	$198	$185	$208

Unfunded loan commitments	Level 2	$—	$16	$—	$9

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$36	$47	$37	$47

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,603	$27,375	$22,649	$25,468

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,250	$1,444	$1,266	$1,407

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended March 31		Six Months Ended March 31
	2016	2015	2016	2015
External services	$3	$3	$7	$6
Interest income	6	6	12	12
Gains (losses) on investments	—	2	3	3
Miscellaneous	(1)	(3)	(2)	(4)
Total other income (expense), net	$8	$8	$20	$17

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and six months ended March 31, 2016, and 2015, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended March 31				For the Six Months Ended March 31
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$34	$31	$4	$3	$66	$65	$8	$8
Interest cost	142	137	8	7	282	270	15	15
Expected return on plan assets	(112)	(109)	—	—	(223)	(218)	—	—
Amortization of prior service credit	(5)	(6)	(2)	(1)	(11)	(11)	(3)	(3)
Recognized net actuarial loss	82	81	1	2	155	150	3	4
Total net periodic benefit cost as actuarially determined	141	134	11	11	269	256	23	24
Amount capitalized due to actions of regulator	(71)	(63)	—	—	(129)	(114)	—	—
Total net periodic benefit cost	$70	$71	$11	$11	$140	$142	$23	$24

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA contributed $275 million to the Plan in 2015 and expects to contribute the same amount in 2016. As of March 31, 2016, TVA had contributed $138 million to the Plan and expects to contribute the remaining $137 million by September 30, 2016. TVA does not separately set aside assets to fund other benefit costs, but rather funds such costs on an as-paid basis. For the six months ended March 31, 2016, TVA provided approximately $21 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $6 million to the SERP. For the six months ended March 31, 2015, TVA provided approximately $21 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $7 million to the SERP. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At March 31, 2016, the present value of the estimated future decommissioning cost of $2.2 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of the difference in the discount rates used to calculate the present value of decommissioning costs.

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

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.6 billion at March 31, 2016.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of approximately $480 million from 2016 to 2025 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

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

TVA operations at some TVA facilities have resulted in contamination that TVA is addressing.  At March 31, 2016, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $22 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the March 31, 2016 Consolidated Balance Sheet.

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

General. At March 31, 2016, TVA had accrued $89 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $34 million is included in Other long-term liabilities and $55 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee challenging the TVARS Board's 2009 decision to make changes to the TVARS Rules and Regulations (“Rules”) in exchange for a $1 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for COLA benefits for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and breached statutory duties owed to the plaintiffs. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA’s motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). The time period for the plaintiffs to appeal the Sixth Circuit’s decision has expired, so the proceeding has now ended.

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from coal combustion residual ("CCR") facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In January 2016, the court issued an agreed temporary injunction proposed by the State of Tennessee and TVA requiring TVA to conduct further environmental studies at Gallatin to determine the extent of soil, surface water, and groundwater contamination by CCR material at the site and to support the development of any necessary corrective action plan in cooperation with the other parties. Pursuant to the injunction, TVA submitted an Environmental Investigation Plan to the State of Tennessee on March 18, 2016.

In April 2015, TSRA and TCWN filed a separate lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief and civil penalties of up to $37,500 per violation per day. In June 2015, TVA filed a motion to dismiss the majority of the claims in the federal case based on the State of Tennessee’s diligent prosecution of substantially overlapping claims in its state court action. Since then, TVA has filed several other motions seeking to dismiss all claims in the case on other bases as well. These motions remain pending.

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

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license ("COL") application for two Advanced Passive 1000 reactors at Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the COL in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the COL. In April 2012, the ASLB issued an order maintaining the proceeding in "active" status, but amending the disclosure schedule. The ASLB again modified the disclosure schedule in December 2015. In February 2016, TVA filed a motion with the ASLB to withdraw its COL application for Bellefonte Units 3 and 4. On February 29, 2016, the ASLB granted TVA’s motion and terminated the proceeding. On March 28, 2016, TVA requested that the NRC remove the COL application from the docket.

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

National Environmental Policy Act Challenge at Paradise Fossil Plant. To comply with the EPA’s Mercury and Air Toxics Standards, TVA chose to retire two coal-fired units at Paradise Fossil Plant and replace them with natural gas generation. Prior to making this decision, TVA completed an Environmental Assessment in November 2013 under the National Environmental Policy Act ("NEPA"). In July 2014, the Kentucky Coal Association and several individuals filed suit in the United States District Court for the Western District of Kentucky alleging that TVA violated NEPA and the Energy Policy Act of 1992 in deciding to switch to natural gas generation. The plaintiffs demanded that TVA prepare an Environmental Impact Statement and asked the court to preliminarily enjoin TVA from taking any further action relating to these matters pending compliance with NEPA. The court denied the plaintiffs' motion for a preliminary injunction in December 2014 and dismissed the case in February 2015. In March 2015, the plaintiffs appealed the court's decision to the Sixth Circuit, and in October 2015, the Sixth Circuit affirmed the court's decision.

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum impoundment discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the TCWN filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. In December 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson County, Tennessee. In March 2015, the court issued a final order affirming the TN Board's decision, and the petitioners subsequently appealed the court's decision to the Tennessee Court of Appeals. The appeal has been fully briefed, and the parties have agreed to forego oral argument; accordingly, a decision could be issued any time.

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for Gallatin in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Following discovery, SACE, TCWN, and the Sierra Club voluntarily dismissed seven of the eight claims asserted in their petition. TVA moved to dismiss the remaining claim, and the Administrative Law Judge ("ALJ") assigned to the matter granted TVA’s motion and dismissed the case. On November 7, 2014, SACE, TWCN, and the Sierra Club filed a petition for review of the ALJ's dismissal in the Chancery Court for Davidson County, Tennessee. In February 2015, the court issued a final order affirming that the Gallatin NPDES permit was lawfully issued. In March 2015, the petitioners appealed the court's decision to the Tennessee Court of Appeals. The appeal has been fully briefed, and the parties have agreed to forego oral argument; accordingly, a decision could be issued any time.

Bull Run Fossil Plant Clean Air Act Permit. In September 2015, the Sierra Club and Environmental Integrity Project filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Bull Run. The petitioners allege that the permit contains impermissibly lax monitoring requirements for opacity. In February 2016, the petitioners sued the EPA for not responding to the petition in a timely manner.

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

Executive Overview

TVA’s net income for the three months and six months ended March 31, 2016, was $318 million and $281 million, respectively, as compared with net income of $496 million and $577 million for the same periods of 2015. TVA’s service territory experienced an extremely mild winter in 2016 compared to significantly colder weather in the prior year. Degree days during the six months ended March 31, 2016, were approximately twenty percent less than normal while degree days during the same period of the prior year were ten percent above normal. As a result, energy sales were approximately six and seven percent lower and total operating revenues were approximately ten and eight percent lower during the three months and six months ended March 31, 2016, respectively, as compared to the same periods of the prior year.

Total operating expenses decreased slightly during the three months and six months ended March 31, 2016, as compared to the same period of the prior year primarily due to lower fuel and purchased power expense as a result of lower natural gas prices, decreased demand, and a change in TVA's generation mix. Operating and maintenance expense increased slightly during the three months and six months ended March 31, 2016, as compared to same period of the prior year primarily due to the timing and duration of nuclear outages, other projects, including the remediation of Boone Dam, and inventory write-offs. For a more detailed discussion related to revenues and expenses, see Results of Operations.

TVA continues to support its goal of having a diversified, cleaner portfolio and responding to changing regulatory requirements including environmental regulations. Four coal-fired units at Colbert Fossil Plant ("Colbert") were removed from service in March 2016 while construction is underway on new combined cycle natural-gas units at the Allen Fossil Plant ("Allen") and Paradise Fossil Plant ("Paradise") sites and the installation of emission controls at the Gallatin Fossil Plant ("Gallatin"). The Watts Bar Nuclear Plant ("Watts Bar") Unit 2 reactor is expected to reach initial criticality in May 2016 with commercial operation in summer 2016 at a total estimated project cost of $4.7 billion. These initiatives are expected to provide more flexibility to meet demand under a variety of future scenarios. TVA continues to review the Clean Power Plan, and these actions, in conjunction with other initiatives already undertaken by TVA, have positioned TVA well in regards to carbon emission reductions.

As the amount of distributed generation grows and technologies around renewable generation, energy storage, and energy efficiency improve and become more cost effective, TVA is projecting that demand for electricity will see little if any growth in the upcoming years. Under TVA’s 2015 Integrated Resource Plan, it may be two decades before additional large baseload generation sources are needed. Because of these factors, TVA is beginning to explore options for repurposing its Bellefonte Nuclear Plant ("Bellefonte") site, including options contributing towards TVA’s mission of economic development in the Tennessee Valley.

TVA’s mission of environmental stewardship includes flood control, and TVA personnel worked to avert millions of dollars of damage in the Tennessee Valley after record-breaking rainfall experienced earlier this year. TVA also coordinated with the U.S. Army Corps of Engineers to reduce impacts on the Ohio and Mississippi Rivers by the coordinated use of TVA’s system of dams to control the water. TVA continues its work around flooding preparedness and dam safety initiatives, including remediation efforts at Boone Dam.

Results of Operations

Sales of Electricity

The following tables compare TVA’s energy sales for the three and six months ended March 31, 2016, and 2015:

Sales of Electricity	Sales of Electricity
(millions of kWh)	(millions of kWh)

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.
Notes
* Normal heating degree days for the three and six months ended March 31, 2016, were 1,833 and 3,136, respectively. Normal heating degree days for the three and six months ended March 31, 2015, were 1,812 and 3,115, respectively. This calculation is updated every five years in order to incorporate data for the then most recent 30 years. It was last updated in 2011. The 2016 Normal Heating Degree days differ from 2015 due to the occurrence of a leap year in 2016.
** Normal cooling degree days for the three and six months ended March 31, 2016 and 2015, were 12 and 79, respectively. This calculation is updated every five years in order to incorporate data for the then most recent 30 years. It was last updated in 2011.

Sales of electricity decreased 2.3 billion kilowatt hours ("kWh") for the three months ended March 31, 2016, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs resulting from a 19 percent decrease in heating degree days. Additionally, a decrease in sales to federal agencies and other occurred primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the same period of the prior year. Partially offsetting these decreases was an increase in sales to industries directly served as a result of increased demand from two customers increasing production at their facilities.

Sales of electricity decreased 5.4 billion kWh for the six months ended March 31, 2016, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs resulting from a 28 percent decrease in heating degree days. Additionally, a decrease in sales to industries directly served occurred as a result of economic conditions affecting certain customers. Partially offsetting these decreases was an increase in sales to federal agencies and other, primarily from an increase in sales to a single federal agency.

Financial Results

The following table compares operating results for the three and six months ended March 31, 2016, and 2015:

Summary Consolidated Statements of Operations
	Three Months Ended March 31			Six Months Ended March 31
	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenues	$2,571	$2,863	(10.2)%	$4,851	$5,274	(8.0)%
Operating expenses	1,982	2,087	(5.0)%	4,034	4,134	(2.4)%
Operating income	589	776	(24.1)%	817	1,140	(28.3)%
Other income, net	8	8	—%	20	17	17.6%
Interest expense, net	279	288	(3.1)%	556	580	(4.1)%
Net income (loss)	$318	$496	(35.9)%	$281	$577	(51.3)%

Operating Revenues.  Operating revenues for the three and six months ended March 31, 2016, and 2015, consisted of the following:

The rate structures provide price signals intended to encourage LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. Under these structures, weather can positively or negatively impact both volume and effective rates. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. The rate structures also include a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

Operating revenues decreased $292 million and $423 million for the three and six months ended March 31, 2016, compared to the three and six months ended March 31, 2015, due to the following:

	Three Month Change	Six Month Change
Base revenue	$(145)	$(212)
Fuel cost recovery	(147)	(210)
Off-system sales	(4)	(3)
Other revenue	4	2
Total	$(292)	$(423)

Operating revenues decreased $292 million for the three months ended March 31, 2016, as compared to the same period of the prior year, primarily due to a $145 million decrease in base revenue and a $147 million decrease in fuel cost recovery revenues.  The $145 million decrease in base revenue was predominantly driven by a decrease of $120 million resulting from lower sales volume and a decrease of $25 million attributable to a decrease in effective rates.  The $25 million decrease attributable to effective rates was driven primarily by lower levels of peak customer usage due to the milder weather experienced during the three months ended March 31, 2016, as compared to the same period of the prior year.  The effect of the rate adjustment that became effective October 1, 2015 partially offset the impact caused by the milder weather.  The $147 million decrease in fuel cost recovery reflects a $102 million decrease attributable to lower fuel rates and a $45 million decrease attributable to lower energy sales.  The lower fuel rates experienced were primarily driven by favorable market prices for natural gas and a change in the mix of generation resources.

Operating revenues decreased $423 million for the six months ended March 31, 2016, as compared to the same period of the prior year, primarily due to a $212 million decrease in base revenue and a $210 million decrease in fuel cost recovery revenues.  The $212 million decrease in base revenue was predominantly driven by a decrease of $263 million resulting from lower sales volume which was partially offset by an increase of $51 million attributable to an increase in effective rates resulting primarily from the rate adjustment that became effective October 1, 2015. The increase attributable to the rate adjustment was partially offset by lower levels of peak customer usage due to the milder weather experienced during the six months ended March 31, 2016, as compared to the same period of the prior year.  The $210 million decrease in fuel cost recovery reflects a $102 million decrease attributable to lower fuel rates and a $108 million decrease attributable to lower energy sales.  The lower fuel rates experienced were primarily driven by favorable market prices for natural gas and a change in the mix of generation resources.

Operating Expenses. Operating expenses for the three and six months ended March 31, 2016, and 2015, consisted of the following:

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Owned Generation
Facilities and Purchased Power
Three Months Ended March 31
(millions of kWh)
Notes
(1) TVA's net generation and purchased power totaled 39,744 million kWh and 42,014 million kWh for the three months ended March 31, 2016 and March 31, 2015, respectively.
(2) Renewable resources (non-hydro) is less than 1% for all periods shown, and therefore is not represented on the chart above.
(3) Purchased power amounts include generation from Caledonia Combined-Cycle Gas Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined-Cycle Gas Plant was 1,013 million kWh and 889 million kWh for the three months ended March 31, 2016 and March 31, 2015, respectively.

Power Supply from TVA-Owned Generation
Facilities and Purchased Power
Six Months Ended March 31
(millions of kWh)
Notes
(1) TVA's net generation and purchased power totaled 74,615 million kWh and 79,867 million kWh for the six months ended March 31, 2016 and March 31, 2015, respectively.
(2) Renewable resources (non-hydro) is less than 1% for all periods shown, and therefore is not represented on the chart above.
(3) Purchased power amounts include generation from Caledonia Combined-Cycle Gas Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined-Cycle Gas Plant was 1,827 million kWh and 1,485 million kWh for the six months ended March 31, 2016 and March 31, 2015, respectively.

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

Fuel expense decreased $102 million for the three months ended March 31, 2016, as compared to the same period of the prior year. This decrease was primarily due to favorable market prices for natural gas and a change in the mix of generation resources, which contributed approximately $63 million to the decrease. As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended March 31, 2016, was approximately 31 percent lower than the prior year. Additionally, a decrease of six percent in sales of electricity contributed approximately $41 million to the decrease in fuel expense.

Purchased power expense decreased $22 million for the three months ended March 31, 2016, as compared to the same period of the prior year. Lower market prices for natural gas for the three months ended March 31, 2016, as compared to the same period of the prior year contributed approximately $29 million to the decrease in purchased power expense. A two percent increase in the volume of power purchased partially offset this decrease in purchased power expense, contributing approximately $7 million. The increase in volume was driven by more purchases of lower cost hydroelectric generation during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Operating and maintenance expense increased $12 million for the three months ended March 31, 2016, compared with the same period of the prior year.  This increase was primarily attributable to a $20 million increase in inventory and project write-offs during the three months ended March 31, 2016, as compared with the same period of the prior year. This increase was partially offset by a $5 million decrease in fuel-related operating and maintenance expense primarily attributable to lower coal generation during the three months ended March 31, 2016, as compared to the same period of the prior year.

Depreciation and amortization expense increased $11 million for the three months ended March 31, 2016, as compared to the same period of the prior year. The increase was primarily a result of an increase of $25 million in the amortization of the non-nuclear decommissioning regulatory asset, as well as net additions to Completed plant. Partially offsetting this increase was a $21 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah Nuclear Plant ("Sequoyah"), as well as a decrease related to the retirement of Widows Creek Unit 7 on September 30, 2015.

Tax equivalents expense decreased $4 million for the three months ended March 31, 2016, as compared to the same period of the prior year.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of fuel cost adjustment mechanism revenues and decreased for the three months ended March 31, 2016, as compared to the same period of the prior year.

Six Months Ended March 31, 2016, Compared to Six Months Ended March 31, 2015

Fuel expense decreased $172 million for the six months ended March 31, 2016, as compared to the same period of the prior year. The decrease in fuel expense was due in part to favorable market prices for natural gas and a change in the mix of generation resources, which contributed approximately $108 million to the decrease. As an indication of general market direction, the average Henry Hub natural gas spot price for the six months ended March 31, 2016, was approximately 39 percent lower than the prior year. Additionally, a seven percent decrease in the sales of electricity contributed approximately $96 million to the decrease in fuel expense. Partially offsetting these decreases was an increase in fuel expense driven by the timing of collections of fluctuations in fuel costs during the six months ended March 31, 2016, as compared to the same period of the prior year, which accounted for a $32 million increase.

Purchased power expense decreased $8 million for the six months ended March 31, 2016, as compared to the same period of the prior year. Lower market prices for natural gas for the six months ended March 31, 2016, as compared to the same period of the prior year contributed approximately $43 million to the decrease in purchased power expense. Partially offsetting this decrease was a $23 million increase in purchased power expense due to an increase of four percent in the volume of power purchased. The increase in volume was driven by more nuclear outages in the six months ended March 31, 2016, as compared to the six months ended March 31, 2015, and by the favorability of natural gas prices as compared to other sources of generation, as TVA’s primary source of purchased power is natural gas-fired generation. Also offsetting the decrease in purchased power expense was the timing of collections of fluctuations in fuel costs, which accounted for approximately $12 million of the increase.

Operating and maintenance expense increased $64 million for the six months ended March 31, 2016, compared with the same period of the prior year.  This increase was partially attributable to a $16 million increase in expenses related to planned outages primarily due to an increase in the number of planned nuclear outage days during the six months ended March 31, 2016, as compared with the same period of the prior year.  In addition, expenses related to major projects, including dam safety and remediation projects, increased $19 million during the six months ended March 31, 2016, as compared with the same period of the prior year.  See Key Initiatives and Challenges — Dam Safety and Remediation Initiatives.  Additionally, a $32 million increase in inventory and project write-offs contributed to the increase in operating and maintenance expense during the six months ended March 31, 2016, as compared with the same period of the prior year. These increases were partially offset by a $7 million decrease in fuel-related operating and maintenance expense primarily attributable to lower coal generation during the six months ended March 31, 2016, as compared to the same period of the prior year.

Depreciation and amortization expense increased $20 million for the six months ended March 31, 2016, as compared to the same period of the prior year. The increase was primarily a result of an increase of $50 million in the amortization of the non-nuclear decommissioning regulatory asset, as well as net additions to Completed plant. Partially offsetting this increase was a $43 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah, as well as a decrease related to the retirement of Widows Creek Unit 7 on September 30, 2015. It is expected that the impact of the non-nuclear regulatory asset amortization will increase amortization expense by $100 million for 2016 as compared to 2015, while the impact of the license extension at Sequoyah will decrease depreciation expense by $79 million for 2016 as compared to 2015.

Tax equivalents expense decreased $4 million for the six months ended March 31, 2016, as compared to the same period of the prior year.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of fuel cost adjustment mechanism revenues and decreased for the six months ended March 31, 2016, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three and six months ended March 31, 2016, and 2015, were as follows:

Interest Expense
	Three Months Ended March 31			Six Months Ended March 31
	2016	2015	Percent Change	2016	2015	Percent Change
Interest Expense(1)
Interest expense	$337	$341	(1.2)%	$672	$683	(1.6)%
Allowance for funds used during construction	(58)	(53)	9.4%	(116)	(103)	12.6%
Net interest expense	$279	$288	(3.1)%	$556	$580	(4.1)%

Average blended interest rate	5.14%	5.24%	(1.9)%	5.15%	5.26%	(2.1)%
Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Net interest expense decreased $9 million for the three months ended March 31, 2016, as compared to the same period of the prior year. This was attributable primarily to an increase of $5 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2 and a decrease in interest expense of $4 million primarily due to a lower average interest rate on long-term debt.

Net interest expense decreased $24 million for the six months ended March 31, 2016, as compared to the same period of the prior year. This was attributable primarily to an increase of $13 million in AFUDC as a result of ongoing construction activities at Watts Bar Unit 2 and a decrease in interest expense of $11 million primarily due to a lower average interest rate on long-term debt.

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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. At March 31, 2016, TVA had $24.2 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $67 million, unamortized debt issue costs of $64 million, and net discount on sale of Bonds of $104 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital investment needs. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at March 31, 2016, the long-term debt of three variable interest entities. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At March 31 2016	Three Months Ended March 31 2016	Six Months Ended March 31 2016	At March 31 2015	Three Months Ended March 31 2015	Six Months Ended March 31 2015
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,407	$1,384	$1,273	$939	$941	$859
Weighted Average Interest Rate
Discount Notes	0.282%	0.280%	0.190%	0.036%	0.046%	0.046%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,635	$1,635	N/A	$1,155	$1,155

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

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. Net change in cash and cash equivalents was $1 million and $2 million for the six months ended March 31, 2016, and 2015, respectively. A summary of cash flow components for the six months ended March 31 follows:

Cash provided by (used in):
Operating Activities

TVA’s operating cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses. For the six months ended March 31, 2016, net cash flows provided by operating activities decreased $82 million as compared to the same period of the prior year, primarily as a result of lower revenue collections due to milder weather and decreases in receipts of Kingston ash spill insurance proceeds. These changes were partially offset by decreases in fuel expenditures and the timing of payments related to operating and maintenance activities.

Investing Activities

The majority of TVA’s investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities decreased by $31 million for the six months ended March 31, 2016, compared to the same period of the prior year, primarily attributable to a decrease in nuclear fuel expenditures partially offset by an increase in construction expenditures. Changes in nuclear fuel expenditures were driven primarily by the timing of nuclear outages as TVA purchases nuclear fuel in advance of these outages. The increase in construction expenditures was primarily attributable to the ongoing transmission upgrades and capacity expansion spending for natural gas-fired generation facilities.

Financing Activities

Net cash flows provided by financing activities increased by $50 million for the six months ended March 31, 2016, as compared to the same period of the prior year. This increase was due primarily to more net issuances of short-term debt to fund additional cash needed for investing and other activities, and less cash used for net redemptions of long-term debt, while maintaining a steady cash level based on near-term expectations.

Cash Requirements and Contractual Obligations

TVA has certain contractual obligations and other commitments to make future payments. The following table sets forth TVA's estimates of future payments at March 31, 2016.

Commitments and Contingencies Payments Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Debt(2)	$1,435	$1,555	$1,682	$1,032	$30	$18,511	$24,245
Interest payments relating to debt	623	1,196	1,107	1,032	1,022	17,980	22,960
Debt of VIEs(3)	16	35	36	38	40	1,098	1,263
Interest payments relating to debt of VIEs	29	58	56	54	52	640	889
Lease obligations
Capital	7	14	14	13	12	172	232
Non-cancelable operating	22	42	31	25	25	38	183
Purchase obligations
Power	130	255	259	256	253	2,186	3,339
Fuel	803	1,057	896	580	410	1,567	5,313
Other	109	169	169	164	149	1,506	2,266
Environmental Agreements	25	37	5	3	2	8	80
Membership interest of VIE subject to mandatory redemption	1	2	2	2	3	26	36
Interest payments related to membership interests of VIE subject to mandatory redemption	1	2	2	2	2	14	23
Flood response commitment to NRC	8	14	10	—	—	—	32
Litigation settlements	7	2	—	—	—	—	9
Unfunded loan commitments	6	4	—	—	—	—	10
Environmental cleanup costs -Kingston ash spill	4	—	—	—	—	—	4
Long-term monitoring costs -Kingston ash spill	1	1	1	1	1	10	15
Payments on other financings	31	104	104	96	73	232	640
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	6	7	7	8	77	110
Retirement plan(4)	71	214	—	—	—	—	285
Total	$3,334	$4,767	$4,381	$3,305	$2,082	$44,065	$61,934
Notes
(1) This period covers April 1 – September 30, 2016.
(2) Debt does not include noncash items of foreign currency exchange gain of $67 million, unamortized debt issue costs of $64 million, and net discount on sale of Bonds of $104 million.
(3) Debt of VIEs does not include the noncash item of unamortized debt issue costs of $13 million.
(4) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2017 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2017. See Note 15.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Obligations Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Energy Prepayment Obligations	$50	$100	$100	$10	$—	$—	$260
Note
(1)  This period covers April 1 – September 30, 2016.

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. As of March 31, 2016, the total carrying amount of the loans receivable, net of discount, was approximately $151 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $176 million at March 31, 2016. See Note 5 and Note 8 for additional information.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of March 31, 2016, TVA had spent $242 million on modifications at all its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $41 million to complete these modifications to address this guidance.

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

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA also substantially completed a series of permanent modifications to several other dams identified through the more recent analytical work. The modifications addressed and rectified the potential for certain dams to be overtopped during a “probable maximum flood” event as well as the potential for certain other dams to become unstable under “probable maximum flood” conditions. As of March 31, 2016, TVA had spent $146 million on these modifications, and expects to spend an additional $32 million to complete the modifications.
The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require TVA to resubmit models for Watts Bar Units 1 and 2. TVA plans to seek NRC approval for similar modeling for Sequoyah Units 1 and 2 and will subsequently address conditions at Browns Ferry Nuclear Plant ("Browns Ferry") as needed. The updated models for Watts Bar and Sequoyah are expected to be submitted to the NRC in early CY 2018 for review and approval.
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

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events. The NRC staff will submit their proposed final rule to the NRC in December 2016. The final rule isn't expected to be issued until mid-2017. These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

NRC Seismic Assessments. On May 9, 2014, the NRC notified licensees of nuclear power reactors in the central and eastern United States of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Bellefonte, Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA must complete the evaluation for Watts Bar by June 30, 2017, and the evaluations for Browns Ferry and Sequoyah by December 31, 2019. The evaluation dates for Bellefonte have not yet been determined because of Bellefonte's deferred construction status.

Supplementary NRC rulemaking is under development to mitigate beyond design basis seismic events.  The NRC staff will submit its proposed final rule to the NRC in December 2016. The final rule is not expected to be issued until mid-2017. These evaluations could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the evaluations are complete, but costs for modifications could be substantial.

Watts Bar Nuclear Plant. In March 2016, the NRC issued a Chilling Effect Letter (“CEL”) to TVA regarding work environment concerns identified at Watts Bar. It is not anticipated at this time that this CEL will affect the pre-operational testing, reactor start-up, or power-ascension testing that will lead to commercial operations of Watts Bar Unit 2.

Watts Bar Unit 2. On October 22, 2015, the NRC approved the operating license for Watts Bar Unit 2. The license will expire in 2055. Fuel load was completed in December 2015, and initial criticality of the reactor is expected in May 2016. Pre-commercial operations will continue until project milestones, including various power ascension testing, are successfully completed and 100 percent power is achieved and sustained. Commercial operation is expected in summer 2016. Project costs are within the $4.7 billion limit approved by the TVA Board in January 2016. Challenges potentially affecting completion of the unit include completing complex work and testing, addressing emergent work, and successfully transitioning the site into dual unit operation.

Bellefonte Nuclear Plant. TVA has been investing at a minimal level to preserve the Bellefonte site for future generating use, should it be needed. Given current economic conditions, greater advancements in energy efficiencies and distributed generation technologies, and projections in TVA’s 2015 Integrated Resource Plan, it may be two decades before additional large baseload generation is needed. TVA is beginning to explore options for the future of the Bellefonte site. Public comments were solicited through March 2016, and management and the TVA Board have begun to review the comments, along with other pertinent information, to help decide on the repurposing of the property.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors, including the two agreements into which TVA entered in April 2011 to resolve a dispute under the Clean Air Act (the "Environmental Agreements"), environmental legislation, the cost of adding emission control equipment and other environmental improvements, fuel prices, conditions of its aging plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  During the first quarter of 2016, TVA provided notice to the Environmental Protection Agency ("EPA") of its election to retire Colbert Unit 5 and Allen Units 1-3 on or before December 31, 2018, and Colbert Units 1-4 on or before June 30, 2019.  TVA removed Colbert Units 1-4, with a summer net capability of 712 megawatts ("MW"), from service in March 2016.  Colbert Unit 5 was previously removed from service in 2013. As of March 31, 2016, TVA had retired 19 coal-fired units with a summer net capability of 3,210 MW.  The retirements of sixteen of these units, with a summer net capability of 2,148 MW, were carried out to comply with the Environmental Agreements.  TVA continues to evaluate the appropriate mix of generation and assess the status of individual power generating facilities.

On April 16, 2016 the EPA issued an Administrative Order ("AO") allowing Paradise Units 1 and 2 to operate for an additional year beyond the compliance date allowed by the Mercury and Air Toxics Standards ("MATS") rule. The AO allows TVA to continue to operate these units, which, in their current configuration, are not capable of meeting certain requirements of the MATS rule. The AO allows TVA to continue to operate Paradise Units 1 and 2 to maintain electric reliability pending the availability of commercial power from the natural gas-fired units currently under construction at the Paradise site without incurring penalties under the Clean Air Act ("CAA"). See Natural Gas-Fired Units below.

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

Landfills. Lined and permitted dry storage facilities have been constructed at Bull Run and Kingston Fossil Plants, are under construction at Gallatin and are in the planning or engineering phases at Cumberland, Paradise, and Shawnee Fossil Plants.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal plants are converted to dry CCR processes and dry storage landfills become operational or (2) plant operations cease. Closure project schedules and costs are driven by the selected closure technology (such as cap and close in place or closure by removal). As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be prepared.

Groundwater monitoring. Compliance with the EPA’s CCR rule will require additional engineering and analysis as well as implementation of a comprehensive groundwater monitoring program.

The CCR Conversion Program is scheduled to be completed by 2022 with two exceptions. First, a new landfill at Shawnee will be required to accommodate the addition of air pollution controls and is scheduled to be completed by 2026. Once the new landfill is in service, the existing bottom ash impoundment and dry stack will be closed in accordance with federal and state requirements. Second, the impoundments at Gallatin are pending additional studies to determine the final closure methodology and schedule.

Through March 31, 2016, TVA had spent approximately $835 million on its CCR Conversion Program. TVA expects to spend an additional $1.3 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects to support long-term plant generation, including building new landfill sections under existing permits and closing existing sections once they reach capacity. See Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

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

Small Modular Reactors. TVA plans to submit an Early Site Permit Application ("ESPA") for review by the NRC in May 2016. This submittal is based on the development of a Plant Parameter Envelope reflecting application for two or more small modular reactors ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. TVA is considering the four SMR designs under development in the United States and will evaluate the designs and vendors for the SMR technology. TVA and DOE have entered into an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

TVA is developing the Clinch River site on a schedule that supports submittal of a combined construction and operating license ("COL") application in 2019, in conjunction with supporting NRC’s review of the ESPA. This submittal is subject to sufficient progress being made by the SMR vendor(s) with their design certification(s), and a TVA decision to select a specific SMR technology and proceed with development of a COL application in 2017. A decision to build a SMR will need TVA Board approval.

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

Distributed Generation. As technologies for producing energy on solar, small gas, and other types of sites are evolving, they are becoming cost competitive, and consumers have expressed greater interest in utilizing these technologies for their own needs including commercial and industrial customers who are beginning to integrate sustainability strategies and environmental policies into their business models. Previously, the limited impact of electricity from the small numbers of these distributed generation sites was absorbed within the capacity of a system the size of TVA’s. However, as the amount of distributed generation grows on the TVA system, the ability of the system to reliably cope with these generation sources becomes more challenging while at the same time reducing the need for TVA’s generation resources.

While TVA owns and operates its high-voltage transmission grid, the distribution system is actually a network of grids belonging to LPCs, each with its own unique characteristics and operational challenges. Renewable resources installed on the distribution grid necessitate the involvement of entities in addition to TVA, especially the LPCs. This is especially true for small-scale distributed ("rooftop") solar resources. Although TVA did not include small-scale rooftop solar as a resource option in its 2015 IRP, it did include small-scale commercial solar as an option, and it analyzed significant growth in use of distributed generation to help understand how increased use could affect the TVA power system. As distributed generation continues to expand across the Tennessee Valley, TVA and LPCs will continue to focus significant attention on the safety and reliability impact of these resources as they are interconnected to the grid, as well as ensuring the pricing of electricity remains as low as feasible. Due to numerous assumptions TVA cannot currently determine what the potential financial impacts could be from future growth in distributed generation.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Thirty reassessments have been completed through March 31, 2016, and eight additional reassessments will be completed by the end of 2016.  The remaining eleven assessments are expected to be initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Pickwick Dam. Additional studies began in 2016. TVA has spent $50 million on the dam safety assurance program, and expects to spend an additional $12 million through the remainder of 2016.

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

After extensive investigation, TVA has identified underground pathways contributing to the seepage and has prepared a plan to repair the dam.  This preferred method of repair consists of the construction of a composite seepage barrier in the dam’s earthen embankment. An environmental assessment review through TVA's National Environmental Policy Act process was completed on January 7, 2016, and a Finding of No Significant Impact was published. To reduce downstream risk during construction, the reservoir will remain at its lowered level. TVA will continue working with the community to help mitigate local impacts of the extended drawdown. TVA continues to test grouting and other activities at the site in support of the project design and began limited construction in January 2016 with the embankment grouting program and construction to repair the dam is expected to begin during the third quarter of 2016. Benchmarking durations and costs of similar activities at the other facilities to complete composite walls have ranged from $200 million to $300 million with a range of five to seven years to complete. The cost and duration for the remediation of Boone Dam will be determined upon finalization of design and construction plans which, due to contracting issues and scheduling, are now scheduled to be completed in December 2016. This estimate will not include any future repairs or projects that may be required as a result of the change in water flow once the composite seepage barrier is complete. The cost and duration of additional work efforts will be determined as design and construction plans are finalized.

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

Summary Table of Major Projects
Projects	Estimated Project Cost (in billions)	Ending Estimated In-Service Date
Capacity Expansion Projects
Watts Bar Unit 2	$4.7	Summer 2016
Paradise combined cycle plant	1.1	June 2017
Allen combined cycle plant	1.0	June 2018
Environmental
Gallatin clean air controls	1.1	December 2017

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $210 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. These decisions include installation of air pollution controls on the four coal-fired units at the Gallatin and on Units 1 and 4 at Shawnee.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving compliance regulations. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $11 million since the approval of the standard on existing transmission facilities and anticipates spending an additional $49 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be $652 million.

Pension Fund

                As of September 30, 2015, TVA's qualified pension plan had assets of $6.8 billion compared with liabilities of $12.8 billion. The potential for the plan's funded status to quickly improve is limited because of expected equity performance and the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 34,500 participants, of which approximately 23,700 are retirees and beneficiaries currently receiving benefits. Benefits of approximately $700 million are expected to be paid in 2016.

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

Recent physical attacks on transmission facilities at other utilities across the country have heightened awareness of the need to physically protect facilities. TVA is working with the Department of Homeland Security ("DHS"), Federal Energy Regulatory Commission, NERC, Southeastern Reliability Corporation, North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

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

Environmental Matters

TVA’s activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Emissions from all TVA-owned and operated units (including small combustion turbine units of less than 25 MWs whose emissions are not required to be reported to the EPA) have been reduced from historic peaks. Emissions of nitrogen oxide ("NOx") have been reduced by 92 percent below peak 1995 levels and emissions of sulfur dioxide ("SO2") have been reduced by 94 percent below 1977 levels through CY 2015. For CY 2015, TVA’s emission of carbon dioxide ("CO2") from its sources was 70.1 million tons, a 34 percent reduction from 2005 levels. This includes 5,248 tons from units rated at less than 25 MWs whose emissions are not required to be reported to the EPA. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA intends to continue to report CO2 emissions on a calendar year basis.

Clean Air Act

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air pollution. The major CAA programs that affect TVA’s power generation activities are described below.

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), SO2, nitrogen dioxide ("NO2"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining a NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as nonattainment areas, and more stringent requirements apply in those areas.

This includes stricter controls on industrial facilities and more complicated permitting processes. TVA fossil-fired plants can be impacted by these requirements. As of March 31, 2016, Knoxville was the only area in the Tennessee Valley region that was designated as non-attainment for fine particulate matter NAAQS. TVA expects the EPA to designate the Knoxville area as attainment in the near future. However, as NAAQS become more stringent, utilities are expected to come under increasing pressure to further reduce emissions from their existing fossil fuel generating plants.

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

Cross State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011, requiring several states in the eastern United States to improve air quality by reducing power plant emissions that cross state lines and contribute to pollution in other states relative to the 1997 ozone NAAQS and the 1997 and 2006 fine particle NAAQS.  The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the rule before implementation began, but the D.C. Circuit’s vacatur was reversed by the U.S. Supreme Court in April 2014.  Upon further proceedings on remand, the D.C. Circuit granted the EPA’s motion to restore CSAPR but shifted the compliance deadlines by three years.  Under the revised compliance deadlines, Phase I emission reductions in SO2 and NOX became effective on January 1, 2015, and will be followed by Phase II reductions that become effective on January 1, 2017.  TVA’s significant prior reductions in SO2 and NOX emissions and planned future reductions will aid in compliance with CSAPR.

On November 16, 2015, the EPA proposed an update to CSAPR to address cross-state pollution relative to the 2008 ozone NAAQS, and also to respond to a July 2015 remand of the CSAPR emission budgets for certain states by the D.C. Circuit.  In this update, the EPA proposes to make more stringent the Phase II reductions for NOX that become effective on January 1, 2017.  TVA and several other parties submitted substantial comments on the proposed rule. TVA cannot fully determine impacts to its operations until the rule is finalized; however, TVA does not currently anticipate significant changes to its operations based on the proposed rule.

Mercury and Air Toxic Standards for Electric Utility Units. In April 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA has chosen to idle or retire some units in lieu of investing in additional controls and may in some cases construct replacement generation. The rule was challenged in court and was upheld on April 15, 2014, by the D.C. Circuit. However, in June 2015, the United States Supreme Court held that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants emitted from steam electric utilities was appropriate and necessary. The case has been remanded to the D.C. Circuit. In April of 2016, the EPA completed its cost analysis and released a finding that determined the benefits of the rule far outweigh the costs, and that it is appropriate and necessary to regulate hazardous pollution from coal and oil-fired electric utility steam generating units. The MATS rule remains in effect until the D.C. Circuit takes further action, and TVA’s MATS compliance strategy is thus currently not affected by the Supreme Court's decision.

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

TVA is preparing an environmental impact statement (“EIS”) that will address the closure of CCR impoundments at TVA’s coal-fired plants.  TVA plans to complete the EIS in July 2016.

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

On February 9, 2016, the aforementioned requirements were all put on hold when the U.S. Supreme Court granted a stay of the Clean Power Plan. The stay will last not only through the period of time during which the D.C. Circuit is reviewing the rule, but also during any subsequent appeals to the United States Supreme Court that may occur after the D.C. Circuit issues its opinion. The stay means that the Clean Power Plan has no legal effect while courts are reviewing the rule to determine whether it is lawful.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At March 31, 2016 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2016+	$22
Coal combustion residual conversion program(3)	2016-2022	$1,300
Proposed clean air projects(4)	2016-2025	$480
Clean Water Act requirements(5)	2016-2023	$580
Notes
(1) These estimates are subject to change as additional information becomes available and as regulations change.
(2)  Estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate.
(3)  Includes costs associated with impoundment closures, conversion of wet to dry handling, and landfill activities. In April 2015, the EPA finalized rules related to CCRs. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects.
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $89 million with respect to Legal Proceedings as of March 31, 2016. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At March 31, 2016, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2016.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

Date:	May 2, 2016		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson __________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_/s/ John M. Thomas, III__________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase