Form 10-Q
period 2016-06-30
Tennessee Valley Authority
filed 2016-08-02
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13, 15(d), OR 37 OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

GLOSSARY OF COMMON ACRONYMS......................................................................................................................................	3
FORWARD-LOOKING INFORMATION.........................................................................................................................................	5
GENERAL INFORMATION............................................................................................................................................................	6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.............................................................................................................................................	7
Consolidated Statements of Operations (unaudited)............................................................................................................	7
Consolidated Statements of Comprehensive Income (Loss) (unaudited).............................................................................	7
Consolidated Balance Sheets (unaudited)............................................................................................................................	8
Consolidated Statements of Cash Flows (unaudited)...........................................................................................................	10
Consolidated Statements of Changes in Proprietary Capital (unaudited).............................................................................	11
Notes to Consolidated Financial Statements (unaudited).....................................................................................................	12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	43
Executive Overview...............................................................................................................................................................	43
Results of Operations............................................................................................................................................................	44
Liquidity and Capital Resources............................................................................................................................................	50
Key Initiatives and Challenges..............................................................................................................................................	54
Environmental Matters..........................................................................................................................................................	59
Legal Proceedings................................................................................................................................................................	61
Off-Balance Sheet Arrangements.........................................................................................................................................	61
Critical Accounting Policies and Estimates...........................................................................................................................	62
New Accounting Standards and Interpretations....................................................................................................................	62
Legislative and Regulatory Matters.......................................................................................................................................	62

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................................	62

ITEM 4. CONTROLS AND PROCEDURES..................................................................................................................................	63
Disclosure Controls and Procedures......................................................................................................................................	63
Changes in Internal Control over Financial Reporting............................................................................................................	63

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................................................................................................................	64

ITEM 1A. RISK FACTORS...........................................................................................................................................................	64

ITEM 6. EXHIBITS.......................................................................................................................................................................	65

SIGNATURES...............................................................................................................................................................................	66

EXHIBIT INDEX............................................................................................................................................................................	67

GLOSSARY OF COMMON ACRONYMS
Following are definitions of terms or acronyms that may be used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Quarterly Report”):

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

•
Significant reductions in demand for electricity which may result from, among other things, economic downturns, increased energy efficiency and conservation, increased utilization of distributed generation, and improvements in alternative generation and energy storage technologies;

•	Changes in customer preferences for energy produced from cleaner generation sources;

•	Significant delays, cost increases, or cost overruns associated with the construction and maintenance of generation or transmission assets;

•	Changes in the timing or amount of pension and health care obligations and related funding;

•	Increases in TVA's financial liabilities for decommissioning its nuclear facilities or retiring other assets;

•	Physical or cyber attacks on TVA's assets;

•	The outcome of legal or administrative proceedings;

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

•
Catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, geomagnetic disturbances, droughts, floods, hurricanes, tornadoes, pandemics, wars, national emergencies, terrorist activities, and other similar events, especially if these events occur in or near TVA's service area;

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

•	Purchased power price volatility and disruption of purchased power supplies;

•	Events which affect the supply of water for TVA's generation facilities;

•	Changes in TVA's determinations of the appropriate mix of generation assets;

•	Ineffectiveness of TVA's efforts at adapting its organization to an evolving marketplace and remaining cost competitive;

•	Inability to obtain, or loss of, regulatory approval for the construction or operation of assets;

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

•
Events at a nuclear facility, whether or not operated by or licensed to TVA, which, among other things, could lead to increased regulation or restriction on the construction, ownership, operation, and decommissioning of nuclear facilities or on the storage of spent fuel, obligate TVA to pay retrospective insurance premiums, reduce the availability and affordability of insurance, increase the costs of operating TVA's existing nuclear units, and cause TVA to forego future construction at these or other facilities;

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
Operating revenues
Revenue from sales of electricity	$2,437	$2,522	$7,212	$7,722
Other revenue	42	36	118	110
Total operating revenues	2,479	2,558	7,330	7,832
Operating expenses
Fuel	463	608	1,427	1,744
Purchased power	201	244	685	736
Operating and maintenance	677	738	2,086	2,083
Depreciation and amortization	451	534	1,377	1,440
Tax equivalents	121	128	372	383
Total operating expenses	1,913	2,252	5,947	6,386
Operating income	566	306	1,383	1,446
Other income (expense), net	9	8	29	25
Interest expense
Interest expense	343	337	1,015	1,020
Allowance for funds used during construction	(59)	(55)	(175)	(158)
Net interest expense	284	282	840	862
Net income (loss)	$291	$32	$572	$609
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015

Net income (loss)	$291	$32	$572	$609
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(90)	62	(144)	(12)
Reclassification to earnings from cash flow hedges	63	(53)	109	31
Total other comprehensive income (loss)	$(27)	$9	$(35)	$19
Total comprehensive income (loss)	$264	$41	$537	$628
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

ASSETS
	June 30, 2016	September 30, 2015
Current assets	(Unaudited)
Cash and cash equivalents	$301	$300
Restricted cash and investments	—	15
Accounts receivable, net	1,489	1,600
Inventories, net	1,058	1,031
Regulatory assets	604	506
Other current assets	83	54
Total current assets	3,535	3,506

Property, plant, and equipment
Completed plant	51,216	50,069
Less accumulated depreciation	(27,240)	(26,318)
Net completed plant	23,976	23,751
Construction in progress	7,992	7,147
Nuclear fuel	1,324	1,415
Capital leases	173	94
Total property, plant, and equipment, net	33,465	32,407

Investment funds	2,125	2,011

Regulatory and other long-term assets
Regulatory assets	10,424	10,418
Other long-term assets	431	403
Total regulatory and other long-term assets	10,855	10,821

Total assets	$49,980	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	June 30, 2016	September 30, 2015
Current liabilities	(Unaudited)
Accounts payable and accrued liabilities	$1,990	$2,127
Accrued interest	323	366
Current portion of leaseback obligations	83	79
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	149	164
Short-term debt, net	1,542	1,034
Current maturities of power bonds	555	32
Current maturities of long-term debt of variable interest entities	34	33
Total current liabilities	4,776	3,935

Other liabilities
Post-retirement and post-employment benefit obligations	7,117	7,107
Asset retirement obligations	3,815	3,682
Other long-term liabilities	2,765	2,219
Leaseback obligations	455	537
Energy prepayment obligations	135	210
Regulatory liabilities	4	2
Total other liabilities	14,291	13,757

Long-term debt, net
Long-term power bonds, net	21,960	22,617
Long-term debt of variable interest entities, net	1,217	1,233
Total long-term debt, net	23,177	23,850

Total liabilities	42,244	41,542

Commitments and contingencies

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	6,932	6,357
Total power program proprietary capital	7,190	6,615
Nonpower programs appropriation investment, net	583	590
Accumulated other comprehensive income (loss)	(37)	(2)
Total proprietary capital	7,736	7,203

Total liabilities and proprietary capital	$49,980	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the nine months ended June 30
 (in millions)

	2016	2015
Cash flows from operating activities
Net income (loss)	$572	$609
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,411	1,475
Amortization of nuclear fuel cost	205	206
Non-cash retirement benefit expense	245	249
Prepayment credits applied to revenue	(75)	(75)
Fuel cost adjustment deferral	(105)	(6)
Fuel cost tax equivalents	(24)	(17)
Changes in current assets and liabilities
Accounts receivable, net	122	118
Inventories and other, net	(11)	(117)
Accounts payable and accrued liabilities	(133)	(208)
Accrued interest	(43)	(65)
Regulatory assets costs	(24)	(18)
Pension contributions	(143)	(144)
Insurance recoveries	7	50
Other, net	(126)	(41)
Net cash provided by operating activities	1,878	2,016
Cash flows from investing activities
Construction expenditures	(2,072)	(2,064)
Combustion turbine asset acquisition	—	(342)
Nuclear fuel expenditures	(161)	(252)
Purchases of investments	—	(1)
Loans and other receivables
Advances	(5)	(11)
Repayments	5	7
Other, net	(20)	(27)
Net cash used in investing activities	(2,253)	(2,690)
Cash flows from financing activities
Long-term debt
Redemptions and repurchases of power bonds	(35)	(1,180)
Redemptions of variable interest entities	(16)	(15)
Short-term debt issues (redemptions), net	506	1,986
Payments on leases and leasebacks	(81)	(77)
Payments to U.S. Treasury	(4)	(5)
Other, net	6	(35)
Net cash provided by (used in) financing activities	376	674
Net change in cash and cash equivalents	1	—
Cash and cash equivalents at beginning of period	300	500
Cash and cash equivalents at end of period	$301	$500

Supplemental disclosures
Significant non-cash transactions
Accrued capital and nuclear fuel expenditures	$438	$414
Capital lease obligations incurred	85	—
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the three months ended June 30, 2016 and 2015
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at March 31, 2015 (unaudited)	$258	$5,819	$595	$15	$6,687
Net income (loss)	—	34	(2)	—	32
Total other comprehensive income (loss)	—	—	—	9	9
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2015 (unaudited)	$258	$5,852	$593	$24	$6,727

Balance at March 31, 2016 (unaudited)	$258	$6,640	$585	$(10)	$7,473
Net income (loss)	—	293	(2)	—	291
Total other comprehensive income (loss)	—	—	—	(27)	(27)
Return on power program appropriation investment	—	(1)	—	—	(1)
Balance at June 30, 2016 (unaudited)	$258	$6,932	$583	$(37)	$7,736
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL (Unaudited)
For the nine months ended June 30, 2016 and 2015
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss) from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	617	(8)	—	609
Total other comprehensive income (loss)	—	—	—	19	19
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at June 30, 2015 (unaudited)	$258	$5,852	$593	$24	$6,727

Balance at September 30, 2015	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	579	(7)	—	572
Total other comprehensive income (loss)	—	—	—	(35)	(35)
Return on power program appropriation investment	—	(4)	—	—	(4)
Balance at June 30, 2016 (unaudited)	$258	$6,932	$583	$(37)	$7,736
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except where noted)

1.  Nature of Operations and Summary of Significant Accounting Policies

General

The Tennessee Valley Authority ("TVA") is a corporate agency and instrumentality of the United States created in 1933 by legislation enacted by the United States ("U.S.") Congress in response to a request by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA's service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates.

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

Cost-Based Regulation

Because the TVA Board is authorized by the TVA Act to set rates for power sold to its customers, TVA is self-regulated. Additionally, TVA's regulated rates are designed to recover its costs.  Based on current projections, TVA believes that rates, set at levels that will recover TVA's costs, can be charged and collected.  As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods.  TVA assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, potential legislation, and changes in technology.  Based on these assessments, TVA believes the existing regulatory assets are probable of future recovery.  This determination reflects the current regulatory and political environment and is subject to change in the future.  If future recovery of regulatory assets ceases to be probable, or any of the other factors described above cease to be applicable, TVA would no longer be considered to be a regulated entity and would be required to write off these costs.  Most regulatory asset write offs would be required to be recognized in earnings in the period in which future recovery ceases to be probable.

Basis of Presentation

TVA prepares its consolidated interim financial statements in conformity with GAAP for consolidated interim financial information. Accordingly, TVA's consolidated interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. As such, they should be read in conjunction with the audited financial statements for the year ended September 30, 2015, and the notes thereto, which are contained in TVA's Annual Report on Form 10-K for the year ended September 30, 2015 (the “Annual Report”). In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for fair presentation are included in the consolidated interim financial statements.

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

Reclassifications

In the Consolidated Balance Sheet at September 30, 2015, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets and presented $67 million as a reduction to Long-term power bonds, net and $13 million as a reduction to Long-term debt of variable interest entities, net.  See Note 2 – Debt Issuance Costs for additional information.

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

The allowance for uncollectible accounts was $1 million at both June 30, 2016 and September 30, 2015, for accounts receivable. Additionally, loans receivable of $171 million and $129 million at June 30, 2016 and September 30, 2015, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both June 30, 2016 and September 30, 2015.

Depreciation

Depreciation expense was $353 million and $462 million for the three months ended June 30, 2016, and 2015, respectively, and $1.1 billion and $1.2 billion for the nine months ended June 30, 2016, and 2015, respectively. In September 2015, the Nuclear Regulatory Commission ("NRC") approved renewed licenses for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2, which allow both units to operate for an additional 20 years, and TVA adjusted prospectively the Sequoyah depreciation rate.  These license extensions contributed to $22 million and $65 million of the decrease in depreciation expense for the three and nine months ended June 30, 2016, respectively, as compared to the three and nine months ended June 30, 2015.

Capital Lease Agreements

On April 4, 2016, TVA entered into a Letter Agreement with Choctaw Generation Limited Partnership, LLLP (“CGLP”) for the reimbursement of certain capital costs and ongoing operating and maintenance costs related to assets recently constructed at the Red Hills lignite-fired power facility.  These capital additions were required to comply with new Mercury and Air Toxics Standards.  As a result of the new agreement, TVA was required to reassess a related 1997 power purchase and operating  agreement (“PPOA”) with CGLP that was previously classified as an executory contract.  This reassessment determined that the PPOA contained a capital lease and resulted in TVA recording a capital lease asset at the estimated fair value of $76 million with an offsetting capital lease liability included in Accounts payable and accrued liabilities and Other long-term liabilities.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $165 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At June 30, 2016, TVA had paid out approximately $131 million for this program, and the obligation recorded was $25 million.

2.  Impact of New Accounting Standards and Interpretations

The following are accounting standard updates issued by the Financial Accounting Standards Board ("FASB") that TVA adopted during 2016.

Standard	Description	Effective Date for TVA	Effect on the Financial Statements or Other Significant Matters
Debt Issuance Costs
This guidance changes the presentation of debt issuance costs in financial statements. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of that debt liability, consistent with debt discounts, including retrospectively adjusting all prior periods presented. The guidance does not change the recognition and measurement of debt issuance costs.
Early adopted on October 1, 2015
In the consolidated balance sheets, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets on the September 30, 2015 Consolidated Balance Sheet and presented these amounts as a reduction to Long-term power bonds, net and Long-term debt of variable interest entities, net.

Derivatives and Hedging
This guidance clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship.  Hedge accounting relationships could continue as long as all other hedge accounting criteria continue to be met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contracts is considered.

		Prospectively early adopted on April 1, 2016	The adoption of the standard did not materially impact TVA's financial condition, results of operations, or cash flows.

The following accounting standards have been issued, but as of June 30, 2016, were not effective and had not been adopted by TVA.

Standard	Description	Effective Date for TVA	Effect on the Financial Statements or Other Significant Matters
Revenue Recognition
This guidance applies to revenue from contracts with customers.  The standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued a one-year deferral of the effective date. The new effective date allows for either a full retrospective or a modified retrospective application. Early adoption is permitted.
		October 1, 2018	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures and the application method to be used.
Consolidation
This guidance amends the consolidation analysis for VIEs as well as voting interest entities. The standard reduces the number of consolidation models through the elimination of the indefinite deferral for certain entities that was previously allowed and places more emphasis on risk of loss when determining a controlling financial interest. This guidance allows for either a full retrospective or a modified retrospective application.

		October 1, 2016	TVA has evaluated the impact of adopting this guidance and expects no material impact on TVA's financial condition, results of operations, or cash flows.
Inventory Valuation
This guidance changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model to the lower of cost or net realizable value. The guidance applies only to inventory valued using methods other than last-in, first out or the retail inventory method (for example, first-in, first-out or average cost). This amendment is intended to simplify the subsequent measurement of inventory. When the standard becomes effective, it includes interim periods within the fiscal year that begins on that date, and is required to be applied prospectively. Early adoption is permitted.
		October 1, 2017	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements.
Lease Accounting
This guidance changes the provisions of recognition in both the lessee and lessor accounting models. The standard requires entities that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current lease accounting rules — which require only capital leases to be recognized on the balance sheet — the new standard will require both types of leases to be recognized on the balance sheet. Operating leases will result in straight-line expense, while finance leases will result in recognition of interest on the lease liability separate from amortization expense. The accounting for the owner of the assets leased by the lessee — also known as lessor accounting — will remain largely unchanged from current lease accounting rules. When the standard becomes effective, it will include interim periods within that fiscal year, and will be required to be applied using a modified retrospective transition. Early adoption is permitted.
		October 1, 2019	TVA is currently evaluating the potential impact of these changes on its consolidated financial statements and related disclosures.

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net
	At June 30, 2016	At September 30, 2015
Power receivables	$1,415	$1,509
Other receivables	75	92
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,489	$1,600

4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net
	At June 30, 2016	At September 30, 2015
Materials and supplies inventory	$690	$651
Fuel inventory	392	414
Emission allowance inventory, net	13	13
Allowance for inventory obsolescence	(37)	(47)
Inventories, net	$1,058	$1,031

5.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets
	At June 30, 2016	At September 30, 2015
EnergyRight® receivables	$114	$124
Loans and other long-term receivables, net	168	126
Prepaid capacity payments	46	52
Currency swap asset, net	—	25
Commodity contract derivative assets	4	1
Other	99	75
Other long-term assets	$431	$403

In association with the EnergyRight® Solutions program, local power company customers of TVA ("LPCs") offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of June 30, 2016, and September 30, 2015, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $29 million and $32 million, respectively. See Note 8 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities
	At June 30, 2016	At September 30, 2015
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	160	162
Fuel cost adjustment receivable	119	15
Environmental agreements	43	47
Environmental cleanup costs - Kingston ash spill	43	43
Other current regulatory assets	2	2
Total current regulatory assets	604	506

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,541	5,565
Unrealized losses on interest rate derivatives	1,521	1,236
Nuclear decommissioning costs	972	1,003
Deferred nuclear generating units	901	1,042
Non-nuclear decommissioning costs	810	828
Environmental cleanup costs - Kingston ash spill	309	348
Unrealized losses on commodity derivatives	87	63
Environmental agreements	25	55
Other non-current regulatory assets	258	278
Total non-current regulatory assets	10,424	10,418
Total regulatory assets	$11,028	$10,924

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$141	$164
Unrealized gains on commodity derivatives	8	—
Total current regulatory liabilities	149	164

Non-current regulatory liabilities
Unrealized gains on commodity derivatives	4	2
Total non-current regulatory liabilities	4	2
Total regulatory liabilities	$153	$166

7.  Variable Interest Entities

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. When TVA determines that it has a variable interest in a variable interest entity, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. TVA has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt. Based on the evaluation of these criteria, TVA has determined it is the primary beneficiary of several entities and as such is required to account for the VIEs on a consolidated basis. See the following discussion.

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

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes (the "SHLLC notes"), and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each February 15 and August 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes and the payment amounts are sufficient to provide returns on, as well as returns of, capital until the investment has been repaid to SHLLC in full. The rate of return on investment to SHLLC is 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. SHLLC is required to pay a pre-determined portion of the return on investment to Seven States Southaven, LLC ("SSSL") on each lease payment date as agreed in SHLLC's formation documents (the "Seven States Return"). The current and long-term portions of the Membership interests of VIE subject to mandatory redemption are included in Accounts payable and accrued liabilities and Other long-term liabilities, respectively.

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

Impact on Consolidated Balance Sheets

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of June 30, 2016 and September 30, 2015, as reflected in the consolidated balance sheets are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets
	At June 30, 2016	At September 30, 2015
Current liabilities
Accrued interest	$27	$12
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	34	33
Total current liabilities	63	47
Other liabilities
Other long-term liabilities	34	35
Long-term debt, net
Long-term debt of variable interest entities, net	1,217	1,233
Total liabilities	$1,314	$1,315

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

8.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative instruments as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 16 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities
	At June 30, 2016	At September 30, 2015
Interest rate swap liabilities	$1,912	$1,627
Capital lease obligations	182	100
EnergyRight® financing obligation	134	148
Environmental agreements liability	25	55
Currency swap liabilities	167	47
Membership interests of VIE subject to mandatory redemption	34	35
Commodity contract derivative liabilities	72	17
Commodity swap derivative liabilities	4	10
Other	235	180
Total other long-term liabilities	$2,765	$2,219

EnergyRight® Financing Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of June 30, 2016 and September 30, 2015, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $33 million and $37 million, respectively. See Note 5 for information regarding the associated loans receivable and for details regarding the EnergyRight® Solutions program.

9.  Asset Retirement Obligations

During the nine months ended June 30, 2016, TVA's total ARO liability increased $164 million.

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
On May 23, 2016, Watts Bar Unit 2 achieved initial criticality. As a result, TVA revised its decommissioning liability estimate for Watts Bar Nuclear Plant and recorded an increase of $198 million. TVA bases its nuclear decommissioning estimates on site-specific cost studies. These cost studies will be updated for each of TVA’s nuclear units at least every five years, and TVA plans to complete new cost studies in 2017.
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
During the nine months ended June 30, 2016, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by settlement projects that were conducted during these periods.  The nuclear and non-nuclear accretion amounts were deferred as regulatory assets.  During the nine months ended June 30, 2016, $108 million of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 6. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 13 and Note 16 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity
	Nuclear	Non-Nuclear	Total
Balance at September 30, 2015	$2,187	$1,656	$3,843
Settlements	—	(82)	(82)
Change in estimate	198	(79)	119
Additional obligations	—	15	15
Accretion (recorded as regulatory asset)	79	33	112
Balance at June 30, 2016	$2,464	$1,543	$4,007	(1)
Note
(1) The current portion of ARO in the amount of $192 million and $161 million is included in Accounts payable and accrued liabilities at June 30, 2016 and September 30, 2015, respectively.

10.  Debt and Other Obligations

Debt Outstanding

Total debt outstanding at June 30, 2016, and September 30, 2015, consisted of the following:

Debt Outstanding
	At June 30, 2016	At September 30, 2015
Short-term debt
Short-term debt, net	$1,542	$1,034
Current maturities of power bonds	555	32
Current maturities of long-term debt of variable interest entities	34	33
Total current debt outstanding, net	2,131	1,099
Long-term debt
Long-term power bonds(1)	22,125	22,792
Long-term debt of variable interest entities	1,229	1,246
Unamortized discounts, premiums, issue costs, and other	(177)	(188)
Total long-term debt, net	23,177	23,850
Total outstanding debt	$25,308	$24,949

Note
(1) Includes net exchange gain from currency transactions of $130 million at June 30, 2016, and $21 million at September 30, 2015.

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2015, to June 30, 2016:

Debt Securities Activity
	Date	Amount(1)	Interest Rate

Redemptions/Maturities
electronotes®	First Quarter 2016	$1	2.65%
electronotes®	Second Quarter 2016	2	3.51%
electronotes®	Third Quarter 2016	3	2.97%
2009 Series A	November 2015	2	2.25%
2009 Series B	December 2015	1	3.77%
2009 Series B	June 2016	26	3.77%
Total redemptions/maturities of power bonds		35
Variable interest entities		16	4.30%
Total redemptions/maturities of debt		$51
Note
(1) All redemptions were at 100 percent of par.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2016 with a maturity date of September 30, 2016. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at June 30, 2016. The availability of this credit facility may be impacted by how the U.S. government addresses the situation of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. The $500 million credit facility matures on February 1, 2020, one $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At June 30, 2016 and September 30, 2015, there were approximately $1.2 billion and $1.1 billion, respectively, of letters of credit outstanding under the facilities. See Note 12 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available in the form of three long-term credit facilities:

Summary of Long-Term Credit Facilities At June 30, 2016 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2020	$0.5	$0.5	$—	$—
June 2020	1.0	0.4	—	0.6
September 2020	1.0	0.3	—	0.7
Total	$2.5	$1.2	$—	$1.3

Lease/Leaseback Obligations

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units. TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. At June 30, 2016, and September 30, 2015, the outstanding lease/leaseback obligations were $538 million and $616 million, respectively.

On May 26, 2016, TVA provided a notice of intent to exercise its right of first refusal ("ROFR") to acquire for $56 million the equity interest in a certain special purpose entity ("SPE") created for the purpose of facilitating lease/leaseback arrangements.  See also Note 17 — Subsequent Events.

11.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) ("AOCI") represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. During the three months ended June 30, 2016 and 2015, TVA reclassified $(63) million and $53 million of gains (losses), respectively, related to its cash flow hedges from AOCI to Interest expense. During the nine months ended June 30, 2016 and 2015, TVA reclassified $109 million and $31 million of losses, respectively, related to its cash flow hedges from AOCI to Interest expense.

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

12.  Risk Management Activities and Derivative Transactions

TVA is exposed to various risks.  These include risks related to commodity prices, investment prices, interest rates, currency exchange rates, and inflation as well as counterparty credit and performance risks.  To help manage certain of these risks, TVA has entered into various derivative transactions, principally commodity option contracts, forward contracts, swaps, swaptions, futures, and options on futures.  Other than certain derivative instruments in its trust investment funds, it is TVA’s policy to enter into these derivative transactions solely for hedging purposes and not for speculative purposes. TVA has suspended its Financial Trading Program ("FTP") and no longer uses financial instruments to hedge risks related to commodity prices; however, TVA plans to continue to manage fuel price volatility through other methods and to periodically reevaluate its suspended FTP program for future use of financial instruments.

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

The following tables summarize the accounting treatment that certain of TVA's financial derivative transactions receive:

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 1) Amount of Mark-to-Market Gain (Loss) Recognized in OCI
			Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2016	2015	2016	2015
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(90)	$62	$(144)	$(12)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense
	Three Months Ended June 30		Nine Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	2016	2015	2016	2015
Currency swaps	$(63)	$53	$(109)	$(31)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $35 million of losses from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended June 30(1)		Nine Months Ended June 30(1)
Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2016	2015	2016	2015
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(27)	$(28)	$(82)	$(85)

Commodity derivatives under financial trading program	To protect against fluctuations in market prices of purchased commodities (price risk)	Mark-to-market gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(22)	(30)	(78)	(69)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the three months and nine months ended June 30, 2016 and 2015.

Fair Values of TVA Derivatives
	At June 30, 2016		At September 30, 2015
Derivatives That Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(79)	Other long-term liabilities	$(41)	Other long-term liabilities
£250 million Sterling	(44)	Other long-term liabilities	25	Other long-term assets
£150 million Sterling	(44)	Other long-term liabilities	(6)	Other long-term liabilities

	At June 30, 2016		At September 30, 2015
Derivatives That Do Not Receive Hedge Accounting Treatment	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	(1,369)	Other long-term liabilities	(1,177)	Other long-term liabilities
$476 million notional	(531)	Other long-term liabilities	(438)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(177)	Other current assets $8; Other long-term assets $4; Other long-term liabilities $(72); Accounts payable and accrued liabilities $(117)	(97)	Other long-term assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(81)
FTP
Derivatives under FTP(1)	(52)	Other current assets $(41); Other long-term liabilities $(4); Accounts payable and accrued liabilities $(7)	(116)	Other current assets $(89); Other long-term liabilities $(10); Accounts payable and accrued liabilities $(17)
Note
(1)  Fair values of certain derivatives under the FTP that were in net liability positions totaling $41 million and $89 million at June 30, 2016 and September 30, 2015, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding as of June 30, 2016:

Currency Swaps Outstanding At June 30, 2016
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  TVA uses regulatory accounting treatment to defer the mark-to-market ("MtM") gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the three months ended June 30, 2016 and 2015, the changes in fair market value of the interest rate swaps resulted in deferred unrealized gains (losses) of $(112) million and $278 million, respectively. For the nine months ended June 30, 2016 and 2015, the changes in fair market value of the interest rate swaps resulted in deferred unrealized losses of $285 million and $71 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair market values as regulatory assets or liabilities on a gross basis. At June 30, 2016, TVA's coal and natural gas contract derivatives both had terms of up to three years.

Commodity Contract Derivatives
	At June 30, 2016			At September 30, 2015
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	17	22 million tons	$(183)	14	19 million tons	$(98)
Natural gas contract derivatives	33	154 million mmBtu	$6	33	134 million mmBtu	$1

Derivatives Under FTP. While TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices, certain natural gas swaps with a maturity of two years or less remain as part of the suspended FTP.

Derivatives Under Financial Trading Program
	At June 30, 2016		At September 30, 2015
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	27,642,500	$(52)	51,495,000	$(116)
Note
Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records only realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(5) million at June 30, 2016, and $(11) million at September 30, 2015. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses)
	At June 30, 2016	At September 30, 2015
FTP unrealized gains (losses) deferred as regulatory liabilities (assets)
Natural gas	$(52)	$(116)

Financial Trading Program Realized Gains (Losses)
	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
Decrease (increase) in fuel expense
Natural gas	$(18)	$(24)	$(62)	$(56)
Fuel oil/crude oil	—	—	—	1

Financial Trading Program Realized Gains (Losses)
	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
Decrease (increase) in purchased power expense
Natural gas	$(4)	$(6)	$(16)	$(14)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the consolidated balance sheets as of June 30, 2016, and September 30, 2015, are shown in the table below:

Derivative Assets and Liabilities
	As of June 30, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)	$—	$—	$—
Commodity derivatives under FTP	14	(14)	—
Total derivatives subject to master netting or similar arrangement	14	(14)	—
Total derivatives not subject to master netting or similar arrangement	12	—	12

Total	$26	$(14)	$12

Liabilities
Currency swap(s) (3)	$167	$—	$167
Interest rate swaps (3)	1,912	—	1,912
Commodity derivatives under FTP	66	(55)	11
Total derivatives subject to master netting or similar arrangement	2,145	(55)	2,090
Total derivatives not subject to master netting or similar arrangement	189	—	189

Total	$2,334	$(55)	$2,279

	As of September 30, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s)(3)	$25	$—	$25
Commodity derivatives under FTP	49	(49)	—
Total derivatives subject to master netting or similar arrangement	74	(49)	25
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$75	$(49)	$26

Liabilities
Currency swap(s) (3)	$47	$—	$47
Interest rate swaps (3)	1,627	—	1,627
Commodity derivatives under FTP	165	(138)	27
Total derivatives subject to master netting or similar arrangement	1,839	(138)	1,701
Total derivatives not subject to master netting or similar arrangement	98	—	98

Total	$1,937	$(138)	$1,799
Notes
(1) Amounts primarily include counterparty netting of derivative contracts, margin account deposits for futures commission merchants transactions, and cash collateral received or paid in accordance with the accounting guidance for derivatives and hedging transactions.
(2) There are no derivative contracts subject to a master netting arrangement or similar agreement that are not offset in the consolidated balance sheets.
(3) Letters of credit of approximately $1.2 billion and $1.1 billion were posted as collateral at June 30, 2016, and September 30, 2015, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives. At June 30, 2016, TVA held no cash collateral in excess of collateral requirements. At September 30, 2015, TVA held $15 million of cash collateral in excess of collateral requirements. Cash collateral held in excess of collateral requirements is recorded in Restricted cash and investments with a corresponding obligation of the same amount recorded in Accounts payable and accrued liabilities.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the Nuclear Decommissioning Trust ("NDT"), the Asset Retirement Trust ("ART"), the Supplemental Executive Retirement Plan ("SERP"), and the Long-Term Deferred Compensation Plan ("LTDCP"). All securities in the trusts are classified as trading.  See Note 13 — Investment Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments. The fair values of these derivatives were in net asset positions totaling $14 million at June 30, 2016, and in net liability positions totaling $59 million at September 30, 2015.

At June 30, 2016 and September 30, 2015, the fair value of other derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps and currency swaps contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At June 30, 2016, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.1 billion.  TVA's collateral obligations at June 30, 2016, under these arrangements were approximately $1.4 billion, for which TVA had posted approximately $1.2 billion in letters of credit. These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

For all of its derivative instruments with credit-risk related contingent features:

•
If TVA remains a majority-owned U.S. government entity but Standard & Poor's Financial Services, LLC ("S&P") or Moody's Investors Service, Inc. ("Moody's") downgrades TVA's credit rating to AA or Aa2, respectively, TVA's collateral obligations would likely increase by $22 million, and

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

Credit of Customers.  The majority of TVA's counterparty credit risk is associated with trade accounts receivable from delivered power sales to LPCs, all located in the Tennessee Valley region.  To a lesser extent, TVA is exposed to credit risk from industries and federal agencies directly served and from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements.  TVA had revenue from six LPCs that accounted for 33 percent of total operating revenue for the nine months ended both June 30, 2016 and June 30, 2015.

Credit of Suppliers. If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. Nuclear fuel requirements, including uranium mining and milling, conversion services, enrichment services, and fabrication services, are met from various suppliers, depending on type of service. TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at June 30, 2016. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Credit of Derivative Counterparties. TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At June 30, 2016, all of TVA's commodity derivatives under the FTP, currency swaps, and interest rate swaps were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At June 30, 2016, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca or D, respectively, to Ba3. At June 30, 2016, the natural gas contracts were with counterparties whose ratings ranged from B1 to A3. See Credit of Suppliers for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal counterparties in an asset position as of June 30, 2016, was less than $1 million.

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

A financial instrument's level within the fair value hierarchy (where Level 1 is the highest and Level 3 is the lowest) is based on the lowest level of input significant to the fair value measurement.

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

Investment Funds

At June 30, 2016, Investment funds were composed of $2.1 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP.  The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.6 billion and $455 million, respectively, at June 30, 2016.

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

Private partnership investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers.  Investments in private partnerships generally involve a three-to-four-year period where the investor contributes capital.  This is followed by a period of distribution, typically over several years.  The investment period is generally, at a minimum, ten years or longer.  The NDT had unfunded commitments related to private partnerships of $75 million at June 30, 2016.  These investments have no redemption or limited redemption options and may also have imposed restrictions on the NDT’s ability to liquidate its investment.  There are no readily available quoted exchange prices for these investments.  The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers.  These investments are typically valued on a quarterly basis.  TVA’s private partnership investments are valued at net asset values ("NAV") as a practical expedient for fair value.  TVA classifies its interest in these types of investments as Private partnerships measured at net asset value in the fair value hierarchy.

Commingled funds represent investment funds comprising multiple individual financial instruments. The commingled funds held by the NDT, ART, SERP, and LTDCP consist of either a single class of securities, such as equity, debt, or foreign currency securities, or multiple classes of securities. All underlying positions in these commingled funds are either exchange traded or measured using observable inputs for similar instruments. The fair value of commingled funds is based on NAV per fund share (the unit of account), derived from the prices of the underlying securities in the funds. These commingled funds can be redeemed at the measurement date NAV and are classified as Commingled funds measured at net asset value in the fair value hierarchy.

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

Unrealized Investment Gains (Losses)
		Three Months Ended June 30		Nine Months Ended June 30
Fund	Financial Statement Presentation	2016	2015	2016	2015

SERP	Other income (expense)	$1	$—	$1	$—
LTDCP	Other income (expense)	—	—	—	(1)
NDT	Regulatory asset	12	(19)	60	15
ART	Regulatory asset	2	(3)	11	12

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the counterparty. TVA discounts each financial instrument using the historical default rate (as reported by Moody's for CY 1983 to CY 2015) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $1 million decrease in the fair value of assets and a $2 million decrease in the fair value of liabilities at June 30, 2016.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016, and September 30, 2015. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At June 30, 2016
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$189	$—	$—	$189
Debt securities
U.S. government corporations and agencies	83	33	—	116
Corporate debt securities	—	341	—	341
Residential mortgage-backed securities	—	13	—	13
Commercial mortgage-backed securities	—	7	—	7
Collateralized debt obligations	—	32	—	32
Institutional mutual funds	83	—	—	83
Forward debt securities contracts	—	14	—	14
Private partnerships measured at net asset value(1)	—	—	—	246
Commingled funds measured at net asset value(1)	—	—	—	1,084
Total investments	355	440	—	2,125
Currency swap(s) (2)	—	—	—	—
Commodity contract derivatives	—	12	—	12
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$355	$452	$—	$2,137

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s) (2)	$—	$167	$—	$167
Interest rate swaps	—	1,912	—	1,912
Commodity contract derivatives	—	6	183	189
Commodity derivatives under FTP(2)
Swap contracts	—	11	—	11

Total	$—	$2,096	$183	$2,279

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
	Commodity Contract Derivatives
	Three Months Ended June 30	Nine Months Ended June 30
Balance at beginning of period	$(154)	$(85)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	26	(43)
Balance at June 30, 2015	$(128)	$(128)

Balance at beginning of period	$(187)	$(98)
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	4	(85)
Balance at June 30, 2016	$(183)	$(183)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.4 - 0.7 billion tons/year
			Long-term market prices	$9.45 - $76.25/ton
Liabilities
Commodity contract derivatives	$183	Pricing model	Coal supply and demand	0.4 - 0.7 billion tons/year
			Long-term market prices	$9.45 - $76.25/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton
Liabilities
Commodity contract derivatives	$98	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair values of the financial instruments held at June 30, 2016, and September 30, 2015, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated fair values of TVA's financial instruments not recorded at fair value at June 30, 2016, and September 30, 2015, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At June 30, 2016		At September 30, 2015
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$143	$147	$156	$162

Loans and other long-term receivables, net (including current portion)	Level 2	$171	$160	$129	$117

EnergyRight® financing obligation (including current portion)	Level 2	$167	$188	$185	$208

Unfunded loan commitments	Level 2	$—	$9	$—	$9

Membership interest of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$36	$47	$37	$47

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,515	$28,549	$22,649	$25,468

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,251	$1,484	$1,266	$1,407

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

14.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net
	Three Months Ended June 30		Nine Months Ended June 30
	2016	2015	2016	2015
External services	$2	$3	$9	$9
Interest income	6	6	19	18
Gains (losses) on investments	1	—	4	3
Miscellaneous	—	(1)	(3)	(5)
Total other income (expense), net	$9	$8	$29	$25

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

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the three and nine months ended June 30, 2016, and 2015, were as follows:

Components of TVA’s Benefit Plans
	For the Three Months Ended June 30				For the Nine Months Ended June 30
	Pension Benefits		Other Post-Retirement Benefits		Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$34	$32	$4	$4	$100	$97	$12	$12
Interest cost	141	135	7	7	423	405	22	22
Expected return on plan assets	(112)	(110)	—	—	(335)	(328)	—	—
Amortization of prior service credit	(6)	(5)	(2)	(2)	(17)	(16)	(5)	(5)
Recognized net actuarial loss	78	75	2	3	233	225	5	7
Total net periodic benefit cost as actuarially determined	135	127	11	12	404	383	34	36
Amount capitalized due to actions of regulator	(64)	(57)	—	—	(193)	(171)	—	—
Total net periodic benefit cost	$71	$70	$11	$12	$211	$212	$34	$36

TVA contributes to the Plan such amounts as are necessary on an actuarial basis to provide the Plan with assets sufficient to meet TVA-funded benefit obligations to be paid to members. TVA contributed $275 million to the Plan in 2015 and expects to contribute the same amount in 2016. As of June 30, 2016, TVA had contributed $138 million to the Plan and expects to contribute the remaining $137 million by September 30, 2016. TVA does not separately set aside assets to fund its other post-retirement benefit plans, but rather funds such benefits on an as-paid basis. For the nine months ended June 30, 2016, TVA provided approximately $32 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $6 million to the SERP. For the nine months ended June 30, 2015, TVA provided approximately $31 million, net of rebates and subsidies, to other post-retirement benefit plans and approximately $7 million to the SERP. TVA includes its cash contributions to the pension plan in the rate-making formula; accordingly, TVA recognizes pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

TVA carries property, decommissioning, and decontamination insurance of $5.1 billion for its licensed nuclear plants, with up to $2.1 billion available for a loss at any one site, to cover the cost of stabilizing or shutting down a reactor after an accident.  Some of this insurance, which is purchased from Nuclear Electric Insurance Limited ("NEIL"), may require the payment of retrospective premiums up to a maximum of approximately $132 million.

TVA purchases accidental outage (business interruption) insurance for TVA’s nuclear sites from NEIL.  In the event that an accident covered by this policy takes a nuclear unit offline or keeps a nuclear unit offline, NEIL will pay TVA, after a waiting period, an indemnity (a set dollar amount per week) up to a maximum indemnity of $490 million per unit.  This insurance policy may require the payment of retrospective premiums up to a maximum of approximately $37 million.

Decommissioning Costs.  TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets related primarily to coal-fired generating plants and nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets. See Note 9.

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At June 30, 2016, the present value of the estimated future decommissioning cost of $2.5 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 13. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA’s operating nuclear power units are licensed through 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.

Non-Nuclear Decommissioning.  The present value of the estimated future non-nuclear decommissioning ARO was $1.5 billion at June 30, 2016.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

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

TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of approximately $420 million from 2016 to 2025 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants.  These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions.

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

TVA operations at some TVA facilities have resulted in contamination that TVA is addressing.  At June 30, 2016, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $23 million on a non-discounted basis, and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the June 30, 2016 Consolidated Balance Sheet.

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

General. At June 30, 2016, TVA had accrued $77 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $27 million is included in Other long-term liabilities and $50 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of the Tennessee Valley Authority Retirement System ("TVARS") filed suit in the United States District Court for the Middle District of Tennessee challenging the TVARS Board of Director's 2009 decision to make changes to the TVARS Rules and Regulations (“Rules”) in exchange for a $1 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for COLA benefits for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and breached statutory duties owed to the plaintiffs. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA’s motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). Oral argument was held before the Sixth Circuit in June 2016.

Cases Involving Gallatin Fossil Plant Coal Combustion Residual Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from coal combustion residual ("CCR") facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In January 2016, the court issued an agreed temporary injunction proposed by the State of Tennessee and TVA requiring TVA to conduct further environmental studies at Gallatin to determine the extent of soil, surface water, and groundwater contamination by CCR material at the site and to support the development of any necessary corrective action plan in cooperation with the other parties. Pursuant to the injunction, TVA submitted an Environmental Investigation Plan ("EIP") to the State of Tennessee on March 18, 2016. Following State comments on the draft EIP, TVA submitted a revised EIP to the State on June 20, 2016. On June 30, 2016, the State provided conditional approval to proceed with a portion of the investigation.

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

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established; this determination has been a key component of NRC licensing activities since 1984. In August 2014, the NRC issued its final rule on continued storage of spent nuclear fuel (the "Continued Storage Rule"), which replaced the WCD. Several petitions for review challenging the Continued Storage Rule were filed in October 2014 in the D.C. Circuit. In June 2016, the D.C. Circuit upheld the Continued Storage Rule, and in July 2016, the petitioners filed a petition for rehearing en banc.

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

Administrative Proceedings Regarding Bellefonte Units 3 and 4.  TVA submitted its combined construction and operating license ("COL") application for two Advanced Passive 1000 reactors at Bellefonte Nuclear Plant ("Bellefonte") Units 3 and 4 to the NRC in October 2007.  In June 2008, BEST, BREDL, and Southern Alliance for Clean Energy ("SACE") submitted a joint petition for intervention and a request for a hearing.  The ASLB denied standing to BEST and admitted four of the 20 contentions submitted by BREDL and SACE.  The NRC reversed the ASLB's decision to admit two of the four contentions, leaving only two contentions (concerning the estimated costs of the new nuclear plant and the impact of the facility's operations on aquatic ecology) to be litigated in a future hearing.  In January 2012, TVA notified the ASLB that the NRC had placed the COL in “suspended” status indefinitely at TVA's request, and TVA requested that the ASLB hold the proceeding in abeyance pending a decision by TVA regarding the best path forward with regards to the COL. In April 2012, the ASLB issued an order maintaining the proceeding in "active" status, but amending the disclosure schedule. The ASLB again modified the disclosure schedule in

December 2015. In February 2016, TVA filed a motion with the ASLB to withdraw its COL application for Bellefonte Units 3 and 4. On February 29, 2016, the ASLB granted TVA’s motion and terminated the proceeding. On March 28, 2016, TVA requested that the NRC remove the COL application from the docket, and the request was subsequently granted.

Administrative Proceedings Regarding Watts Bar Unit 2.  In October 2015, the NRC issued the operating license for Watts Bar Unit 2. In November 2015, SACE filed a petition in the D.C. Circuit seeking review of the issuance of the operating license for Watts Bar Unit 2. TVA moved to intervene in the proceeding in December 2015, and the motion was subsequently granted. The case has been held in abeyance while the D.C. Circuit resolves the ongoing challenge to the Continued Storage Rule.

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

Kingston Fossil Plant NPDES Permit Administrative Appeal.  The Sierra Club filed a challenge to the National Pollutant Discharge Elimination System ("NPDES") permit issued by Tennessee for the scrubber-gypsum impoundment discharge at Kingston in November 2009 before the Tennessee Board of Water Quality, Oil and Gas ("TN Board").  TDEC is the defendant in the challenge, and TVA has intervened in support of TDEC's decision to issue the permit.  In July 2016, the petitioners in this permit appeal and in the Bull Run and Gallatin permit appeals, TDEC, and TVA entered into a settlement agreement, and Sierra Club filed a notice of voluntary nonsuit asking the TN Board to dismiss the challenge with prejudice.  The TN Board dismissed this proceeding on July 25, 2016.

Bull Run Fossil Plant NPDES Permit Administrative Appeal.  SACE and the TCWN filed a challenge to the NPDES permit for the Bull Run Fossil Plant in November 2010.  TDEC is the defendant in the challenge, and TVA's motion to intervene to support TDEC's decision to issue the permit was granted in January 2011.  At the contested case hearing in October 2013, the TN Board granted TDEC's and TVA's joint motion for involuntary dismissal following the conclusion of the petitioners' presentation of evidence. In December 2013, TCWN and SACE filed a petition for review of the TN Board's decision in the Chancery Court for Davidson County, Tennessee. In March 2015, the court issued a final order affirming the TN Board's decision, and the petitioners subsequently appealed the court's decision to the Tennessee Court of Appeals. In July 2016, the petitioners in this permit appeal and in the Kingston and Gallatin permit appeals, TDEC, and TVA entered into a settlement agreement and filed a joint stipulation for dismissal asking the Tennessee Court of Appeals to dismiss the challenge with prejudice. The court dismissed this proceeding on July 22, 2016.

Gallatin Fossil Plant NPDES Permit Administrative Appeal. SACE, TCWN, and the Sierra Club filed a challenge to the NPDES permit for Gallatin in June 2012. TDEC is the defendant in the challenge. TVA's motion to intervene was granted in September 2012. Following discovery, SACE, TCWN, and the Sierra Club voluntarily dismissed seven of the eight claims asserted in their petition. TVA moved to dismiss the remaining claim, and the Administrative Law Judge ("ALJ") assigned to the matter granted TVA’s motion and dismissed the case. On November 7, 2014, SACE, TWCN, and the Sierra Club filed a petition for review of the ALJ's dismissal in the Chancery Court for Davidson County, Tennessee. In February 2015, the court issued a final order affirming that the Gallatin NPDES permit was lawfully issued. In March 2015, the petitioners appealed the court's decision to the Tennessee Court of Appeals. In July 2016, the petitioners in this permit appeal and in the Kingston and Bull Run permit appeals, TDEC, and TVA entered into a settlement agreement and filed a joint stipulation of dismissal asking the Tennessee Court of Appeals to dismiss the challenge with prejudice. The court dismissed this proceeding on July 22, 2016.

Bull Run Fossil Plant Clean Air Act Permit. In September 2015, the Sierra Club and Environmental Integrity Project filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Bull Run. The petitioners allege that the permit contains impermissibly lax monitoring requirements for opacity. In February 2016, the petitioners sued the EPA for not responding to the petition in a timely manner. In May 2016, the petitioners and the EPA lodged a proposed consent decree with the United States District Court for the District of Columbia. Under the proposed consent decree, the EPA would be required to sign a response to the petition on or before November 10, 2016. The EPA published notice of the proposed consent decree in the Federal Register on June 20, 2016, inviting written comments from the general public by July 20, 2016. In lodging the proposed consent decree, the EPA requested that the court not file the decree unless the EPA affirmatively moves for the entry after evaluating any public comments received by July 20, 2016.

17.  Subsequent Events

On July 8, 2016, TVA provided a notice of intent to exercise its ROFR to acquire for $55 million the equity interest in an SPE created for the purpose of facilitating lease/leaseback arrangements. See also Note 10 — Lease/Leaseback Obligations for an additional notice of intent provided by TVA on May 26, 2016 to exercise its ROFR to acquire the equity interest in a similar SPE.  In addition to administering the rent payments TVA makes under the lease/leaseback arrangements, the SPEs each hold residual interests in four peaking combustion turbine units. TVA acquired 100 percent of the equity interests in both of the SPEs on July 20, 2016.

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

Executive Overview

TVA’s service territory experienced an extremely mild winter in 2016 compared to significantly colder weather in the prior year, while temperatures in the spring of 2016 were moderately warmer than normal. Consequently, energy sales to customers were slightly higher during the three months ended June 30, 2016, while total energy sales were approximately five percent lower for the nine months ended June 30, 2016, as compared to the same periods of the prior year. As a result of the net impact of changes in demand and lower fuel cost recovery, operating revenues were lower during the three months and nine months ended June 30, 2016, as compared to the same periods of the prior year.

Total operating expenses decreased fifteen percent during the three months ended June 30, 2016, and decreased seven percent for the nine months ended June 30, 2016, as compared to the same periods of the prior year primarily because of lower fuel and purchased power expense. Factors contributing to the decreases in fuel and purchased power expense included lower natural gas prices, changes in TVA's generation mix, and the timing of fuel collections. Operating and maintenance expense decreased slightly during the three months ended June 30, 2016, and was relatively unchanged for the nine months ended June 30, 2016, as compared to same periods of the prior year. As a result, TVA’s net income for the three months and nine months ended June 30, 2016, was $291 million and $572 million, respectively, as compared with net income of $32 million and $609 million for the same periods of 2015. For a more detailed discussion related to revenues and expenses, see Results of Operations.

TVA continues to support its goal of having a diversified, cleaner portfolio and responding to changing regulatory requirements including environmental regulations. The Watts Bar Nuclear Plant ("Watts Bar") Unit 2 reactor reached initial criticality on May 23, 2016, with commercial operation expected during the summer 2016 at a total estimated project cost of $4.7 billion. Construction continues on new combined cycle natural-gas units at the Allen Fossil Plant ("Allen") site and Paradise Fossil Plant ("Paradise") site. The Paradise project is approximately 75 percent complete and is expected to be online in the spring of 2017. With dry scrubber construction complete at Gallatin Fossil Plant ("Gallatin"), the focus is now turning to the selective catalytic reduction (“SCR”) additions. The first two SCRs are scheduled to become operational in the spring of 2017, and the final two SCRs are scheduled for completion in the fall of 2017. TVA is committed to providing safe, clean, reliable, and affordable power, and these initiatives are expected to provide more flexibility to meet demand under a variety of future scenarios. TVA continues to review the Clean Power Plan and other potential environmental regulations and believes that the actions above, in conjunction with other initiatives already undertaken or completed, have positioned TVA well for carbon emission reductions. Additionally, TVA is meeting regulations for coal combustion residual ("CCR") disposal and is converting all its wet coal combustion residuals to dry handling and storage.

As the amount of distributed generation grows and technologies around renewable generation, energy storage, and energy efficiency improve and become more cost effective, TVA is projecting that its sales of electricity will see little if any growth in the upcoming years. According to TVA’s 2015 Integrated Resource Plan, it may be two decades before additional large baseload generation sources are needed by TVA. Because of these factors, the TVA Board of Directors (the "TVA Board") approved the sale in whole or in part of TVA’s Bellefonte Nuclear Plant ("Bellefonte") site by auction, subject to final approval by TVA's CEO. The auction is expected to be completed in October 2016.

TVA’s mission of environmental stewardship includes flood control, and TVA personnel worked to avert millions of dollars of damage in the Tennessee Valley after record-breaking rainfall experienced earlier this year. TVA also collaborated with the U.S. Army Corps of Engineers to reduce impacts on the Ohio and Mississippi Rivers by the coordinated use of TVA’s system of dams to control the water. TVA continues its work around flooding preparedness and dam safety initiatives, including remediation efforts at Boone Dam.

Results of Operations

Sales of Electricity

The following tables compare TVA’s energy sales for the three and nine months ended June 30, 2016, and 2015:

Sales of Electricity	Sales of Electricity
(millions of kWh)	(millions of kWh)

TVA uses degree days to measure the impact of weather on its power operations since weather affects both demand and market prices for electricity. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.
Notes
* Normal heating degree days for the three and nine months ended June 30, 2016, were 228 and 3,364, respectively. Normal heating degree days for the three and nine months ended June 30, 2015, were 228 and 3,343, respectively. This calculation is updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011. The 2016 Normal Heating Degree days differ from 2015 due to the occurrence of a leap year in 2016.
** Normal cooling degree days for the three and nine months ended June 30, 2016 and 2015, were 586 and 666, respectively. This calculation is updated every five years in order to incorporate data for the then-most-recent 30 years. It was last updated in 2011.

Sales of electricity increased 167 million kilowatt hours ("kWh") for the three months ended June 30, 2016, as compared to the same period of the prior year, primarily due to increased sales volume for local power company customers of TVA ("LPCs") resulting from a two percent increase in cooling degree days. In addition, there was an increase in sales to industries directly served as a result of increased demand from two customers increasing production at their facilities. Partially offsetting these increases was a decrease in sales to federal agencies and other primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the same period of the prior year.

Sales of electricity decreased 5.2 billion kWh for the nine months ended June 30, 2016, as compared to the same period of the prior year, primarily due to decreased sales volume for LPCs resulting from a 26 percent decrease in heating degree days. Additionally, a decrease in sales to federal agencies and other occurred primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the same period of the prior year.

Financial Results

The following table compares operating results for the three and nine months ended June 30, 2016, and 2015:

Summary Consolidated Statements of Operations
	Three Months Ended June 30			Nine Months Ended June 30
	2016	2015	Percent Change	2016	2015	Percent Change
Operating revenues	$2,479	$2,558	(3.1)%	$7,330	$7,832	(6.4)%
Operating expenses	1,913	2,252	(15.1)%	5,947	6,386	(6.9)%
Operating income	566	306	85.0%	1,383	1,446	(4.4)%
Other income, net	9	8	12.5%	29	25	16.0%
Interest expense, net	284	282	0.7%	840	862	(2.6)%
Net income (loss)	$291	$32	809.4%	$572	$609	(6.1)%

Operating Revenues.  Operating revenues for the three and nine months ended June 30, 2016, and 2015, consisted of the following:

TVA's rate structures provide price signals intended to encourage LPCs and end-use customers to shift energy usage from high-cost generation periods to less expensive generation periods. Under these structures, weather can positively or negatively impact both volume and effective rates. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kWhs used by the customer. The rate structures also include a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in components of operating revenues for the three and nine months ended June 30, 2016, compared to the three and nine months ended June 30, 2015, are as follows:

	Three Month Change	Nine Month Change
Base revenue	$113	$(99)
Fuel cost recovery	(195)	(406)
Off-system sales	(3)	(5)
Other revenue	6	8
Total	$(79)	$(502)

Operating revenues decreased $79 million for the three months ended June 30, 2016, as compared to the same period of the prior year, primarily due to a $195 million decrease in fuel cost recovery revenues partially offset by a $113 million increase in base revenue.  The $195 million decrease in fuel cost recovery revenues reflects a $203 million decrease attributable to lower fuel rates partially offset by an $8 million increase attributable to higher energy sales.  The lower fuel rates experienced were primarily driven by favorable market prices for natural gas and a change in the mix of generation resources. The $113 million increase in base revenue was attributable to a $100 million increase resulting from higher effective rates and a $13 million increase resulting from increased sales volume compared to the same period in the prior year.  The higher effective rates were driven primarily by the rate actions that became effective October 1, 2015. Although the rate structure revisions were designed to recover the same overall revenue, the revisions have the effect of smoothing the timing of revenue during the fiscal year.

Operating revenues decreased $502 million for the nine months ended June 30, 2016, as compared to the same period of the prior year, primarily due to a $406 million decrease in fuel cost recovery revenues and a $99 million decrease in base revenue.  The $406 million decrease in fuel cost recovery revenues reflects a $302 million decrease attributable to lower fuel rates and a $104 million decrease attributable to lower energy sales.  The lower fuel rates experienced were primarily driven by favorable market prices for natural gas and a change in the mix of generation resources. The $99 million decrease in base revenue was predominantly driven by a decrease of $249 million resulting from lower sales volume as well as lower levels of peak customer usage due to the milder winter weather experienced during the nine months ended June 30, 2016, as compared to the same period of the prior year. These items were partially offset by an increase of $150 million attributable to higher effective rates resulting primarily from the rate adjustment that became effective October 1, 2015.

Operating Expenses. Operating expenses for the three and nine months ended June 30, 2016, and 2015, consisted of the following:

The following chart summarizes TVA's net generation and purchased power in millions of kWh by generating source for the periods indicated:

Power Supply from TVA-Owned Generation
Facilities and Purchased Power
Three Months Ended June 30
(millions of kWh)
Notes
(1) TVA's net generation and purchased power totaled 38,100 million kWh and 38,048 million kWh for the three months ended June 30, 2016 and June 30, 2015, respectively.
(2) Renewable resources (non-hydro) is less than 1% for all periods shown and therefore is not represented on the chart above.
(3) Purchased power amounts include generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 1,236 million kWh and 734 million kWh for the three months ended June 30, 2016 and June 30, 2015, respectively.

Power Supply from TVA-Owned Generation
Facilities and Purchased Power
Nine Months Ended June 30
(millions of kWh)

45,000
40,000
35,000
30,000
25,000
20,000
15,000
10,000
5,000
30,920
39,511
38,561
40,981
10,653
10,766
17,181
12,311
15,400
14,346
Coal-fired
Nuclear
Hydroelectric
Natural gas and/
or oil-fired
Purchased power
2016
2015

Notes
(1) TVA's net generation and purchased power totaled 112,715 million kWh and 117,915 million kWh for the nine months ended June 30, 2016 and June 30, 2015, respectively.
(2) Renewable resources (non-hydro) is less than 1% for all periods shown and therefore is not represented on the chart above.
(3) Purchased power amounts include generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 3,063 million kWh and 2,219 million kWh for the nine months ended June 30, 2016 and June 30, 2015, respectively.

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

Fuel expense decreased $145 million for the three months ended June 30, 2016, as compared to the same period of the prior year. This decrease was primarily due to the timing of fuel cost collections during the three months ended June 30, 2016, which accounted for an approximately $104 million decrease in fuel expense, as compared to the same period of the prior year. Additionally, favorable market prices for natural gas and a change in the mix of generation resources contributed approximately $31 million to the decrease. As an indication of general market direction, the average Henry Hub natural gas spot price for the three months ended June 30, 2016, was approximately 23 percent lower than the prior year. Additionally, a two percent decrease in generation from TVA-owned resources contributed approximately $10 million to the decrease in fuel expense.

Purchased power expense decreased $43 million for the three months ended June 30, 2016, as compared to the same period of the prior year. This decrease was primarily due to the timing of fuel cost collections during the three months ended June 30, 2016, which accounted for an approximately $38 million decrease in purchased power expense as compared to the same period of the prior year. Lower market prices for natural gas for the three months ended June 30, 2016, as compared to the same period of the prior year contributed approximately $36 million to the decrease in purchased power expense. A 14 percent increase in the volume of power purchased partially offset this decrease in purchased power expense, contributing approximately $31 million to purchased power expense. The increase in volume was driven primarily by the favorability of natural gas prices as compared to other sources of generation, as TVA’s primary source of purchased power is natural gas-fired generation.

Operating and maintenance expense decreased $61 million for the three months ended June 30, 2016, as compared to the same period of the prior year. This decrease was primarily due to a $49 million decrease in planned outage expense, predominately attributable to fewer planned nuclear refueling outage days during the three months ended June 30, 2016, as compared to the same period of the prior year. In addition, there was a $15 million decrease in operating and maintenance expense for the three months ended June 30, 2016, as compared to the same period of the prior year, due to more inventory and project write-offs during the three months ended June 30, 2015, including write-offs related to the retirement of Widows Creek Fossil Plant ("Widows Creek") Unit 7 on September 30, 2015.

Depreciation and amortization expense decreased $83 million for the three months ended June 30, 2016, as compared to the same period of the prior year. The decrease was primarily a result of approximately $106 million less depreciation expense driven by the retirement of Widows Creek Unit 7 in September 2015 and Colbert Units 1-4 in March 2016. See Key Initiatives and Challenges — Generation Resources — Coal-Fired Units. In addition, there was a $22 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah Nuclear Plant ("Sequoyah"). Partially offsetting these decreases was an increase of $25 million in the amortization of the non-nuclear decommissioning regulatory asset and an increase of approximately $20 million primarily from net additions to Completed plant.

Tax equivalents expense decreased $7 million for the three months ended June 30, 2016, as compared to the same period of the prior year.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the three months ended June 30, 2016, as compared to the same period of the prior year.

Nine Months Ended June 30, 2016, Compared to Nine Months Ended June 30, 2015

Fuel expense decreased $317 million for the nine months ended June 30, 2016, as compared to the same period of the prior year. The decrease in fuel expense was due in part to favorable market prices for natural gas and a change in the mix of generation resources, which collectively contributed approximately $140 million to the decrease. As an indication of general market direction, the average Henry Hub natural gas spot price for the nine months ended June 30, 2016, was approximately 34 percent lower than the prior year. Additionally, a six percent decrease in generation from TVA-owned resources contributed approximately $105 million to the decrease in fuel expense. In addition, the timing of fuel cost collections during the nine months ended June 30, 2016, accounted for an approximately $72 million decrease in fuel expense as compared to the same period of the prior year.

Purchased power expense decreased $51 million for the nine months ended June 30, 2016, as compared to the same period of the prior year. Lower market prices for natural gas for the nine months ended June 30, 2016, as compared to the same period of the prior year contributed approximately $80 million to the decrease in purchased power expense. Additionally, the timing of fuel cost collections during the nine months ended June 30, 2016, accounted for an approximately $26 million decrease in purchased power expense, as compared to the same period of the prior year. Partially offsetting these decreases was a $55 million increase in purchased power expense due to an increase of seven percent in the volume of power purchased. The increase in volume was driven primarily by the favorability of natural gas prices as compared to other sources of generation, as TVA’s primary source of purchased power is natural gas-fired generation.

Operating and maintenance expense increased $3 million for the nine months ended June 30, 2016, as compared to the same period of the prior year. The increase was due in part to a $19 million increase in expenses related to major projects, including dam safety and remediation projects, in the nine months ended June 30, 2016, as compared to the same period of the prior year. See Key Initiatives and Challenges — Dam Safety and Remediation Initiatives. Additionally, there was an $18 million increase in expense due to the timing of energy efficiency program expenditures and a $16 million increase in inventory and project write-offs during the nine months ended June 30, 2016, as compared to the same period of the prior year. These increases in operating and maintenance expense were offset by a $33 million decrease in planned outage expense, primarily due to the timing and efficiencies of planned nuclear outages and decreased planned coal outages during the nine months ended June 30, 2016, as compared to the same period of the prior year. In addition, worker’s compensation expense decreased approximately $16 million during the nine months ended June 30, 2016, primarily due to decreases in loss experience and fewer claimants.

Depreciation and amortization expense decreased $63 million for the nine months ended June 30, 2016, as compared to the same period of the prior year. The decrease was primarily a result of approximately $125 million less depreciation expense driven by the retirement of Widows Creek Unit 7 in September 2015 and Colbert Units 1-4 in March 2016. See Key Initiatives and Challenges — Generation Resources — Coal-Fired Units. In addition, there was a $65 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah. Partially offsetting these decreases was an increase of $75 million in the amortization of the non-nuclear decommissioning regulatory asset and an increase of approximately $52 million primarily from net additions to Completed plant.

Tax equivalents expense decreased $11 million for the nine months ended June 30, 2016, as compared to the same period of the prior year.  This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the nine months ended June 30, 2016, as compared to the same period of the prior year.

Interest Expense.  Interest expense and interest rates for the three and nine months ended June 30, 2016, and 2015, were as follows:

Interest Expense
	Three Months Ended June 30			Nine Months Ended June 30
	2016	2015	Percent Change	2016	2015	Percent Change
Interest Expense(1)
Interest expense	$343	$337	1.8%	$1,015	$1,020	(0.5)%
Allowance for funds used during construction	(59)	(55)	7.3%	(175)	(158)	10.8%
Net interest expense	$284	$282	0.7%	$840	$862	(2.6)%

Average blended interest rate	5.13%	5.16%	(0.6)%	5.15%	5.23%	(1.5)%
Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

Net interest expense increased $2 million for the three months ended June 30, 2016, as compared to the same period of the prior year. This increase was attributable to an increase in interest expense of $6 million primarily due to higher average balances of debt and other obligations. The increase was partially offset by an increase of $4 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.
Net interest expense decreased $22 million for the nine months ended June 30, 2016, as compared to the same period of the prior year. This decrease was primarily attributable to an increase of $17 million in AFUDC as a result of ongoing construction activities at Watts Bar Unit 2. Additionally contributing to the decrease was a $5 million decrease in interest expense driven by a lower average interest rate on long-term debt, partially offset by higher average balances of debt and other obligations.
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

The TVA Act authorizes TVA to issue bonds, notes, or other evidences of indebtedness ("Bonds") in an amount not to exceed $30.0 billion outstanding at any time. At June 30, 2016, TVA had $24.4 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $130 million, unamortized debt issue costs of $63 million, and net discount on sale of Bonds of $102 million).  The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 7), could provide supplementary funding if needed. Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein. In addition to power bonds and discount notes, TVA had outstanding at June 30, 2016, the long-term debt of three variable interest entities. See Lease Financings below, Note 7, and Note 10 — Credit Facility Agreements for additional information.

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At June 30 2016	Three Months Ended June 30 2016	Nine Months Ended June 30 2016	At June 30 2015	Three Months Ended June 30 2015	Nine Months Ended June 30 2015
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount Notes	$1,542	$1,421	$1,322	$2,582	$1,550	$1,089
Weighted Average Interest Rate
Discount Notes	0.254%	0.267%	0.220%	0.047%	0.051%	0.048%
Maximum Month-End Amount Outstanding (During Period)
Discount Notes	N/A	$1,640	$1,640	N/A	$2,582	$2,582

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 7 and Note 10 for additional information about TVA’s lease financing activities, including TVA’s recent acquisition of equity interests in certain special purpose entities created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sales of electricity. Net change in cash and cash equivalents was $1 million for the nine months ended June 30, 2016. There was no change in cash and cash equivalents for the nine months ended June 30, 2015. A summary of cash flow components for the nine months ended June 30, 2016 and June 30, 2015 follows:

Cash provided by (used in):
Operating Activities

TVA’s cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses. For the nine months ended June 30, 2016, net cash flows provided by operating activities decreased $138 million as compared to the same period of the prior year, primarily as a result of lower revenue collections due to milder weather and the timing of fuel cost recoveries, increases in decommissioning settlements, and decreases in receipts of Kingston ash spill insurance proceeds.  These changes were partially offset by decreases in fuel expenditures and the timing of payments related to operating and maintenance activities.

Investing Activities

The majority of TVA’s investing cash flows are due to investments in property, plant, and equipment for new generating assets and work on existing facilities, environmental projects, and transmission upgrades necessary to maintain reliability. Net cash flows used in investing activities decreased by $437 million for the nine months ended June 30, 2016, compared to the same period of the prior year, primarily driven by the Ackerman plant acquisition in the prior year.  Decreases in nuclear fuel expenditures were driven primarily by favorable pricing and the timing of nuclear outages as TVA purchases nuclear fuel in advance of these outages.

Financing Activities

Net cash flows provided by financing activities decreased by $298 million for the nine months ended June 30, 2016, compared to the same period of the prior year, primarily because of a decrease in the net issuance of short-term debt. This decrease was attributable to a reduction in the amount of maturing power bonds and lower funding needed from financing activities.

Cash Requirements and Contractual Obligations

TVA has certain contractual obligations and other commitments to make future payments. The following table sets forth TVA's estimates of future payments at June 30, 2016.

Commitments and Contingencies Payments Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Debt(2)	$1,542	$1,555	$1,682	$1,032	$30	$18,511	$24,352
Interest payments relating to debt	245	1,196	1,107	1,032	1,022	17,978	22,580
Debt of VIEs(3)	16	35	36	38	40	1,098	1,263
Interest payments relating to debt of VIEs	29	58	56	54	52	640	889
Lease obligations
Capital	13	50	50	49	49	588	799
Non-cancelable operating	11	42	32	25	25	39	174
Purchase obligations
Power	77	262	265	263	245	1,801	2,913
Fuel	547	1,200	907	576	334	1,609	5,173
Other	40	73	67	67	58	654	959
Payments to acquire special purpose entity involved in lease financing	56	—	—	—	—	—	56
Environmental Agreements	14	35	5	5	1	8	68
Membership interest of VIE subject to mandatory redemption	1	2	2	2	3	26	36
Interest payments related to membership interests of VIE subject to mandatory redemption	1	2	2	2	2	14	23
Flood response commitment to NRC	1	14	16	—	—	—	31
Litigation settlements	7	2	—	—	—	—	9
Unfunded loan commitments	1	4	—	—	—	—	5
Long-term monitoring costs -Kingston ash spill	—	1	1	1	1	10	14
Payments on other financings	8	104	104	96	73	232	617
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	6	7	7	8	77	110
Retirement plan(4)	71	214	—	—	—	—	285
Total	$2,685	$4,855	$4,339	$3,249	$1,943	$43,285	$60,356
Notes
(1) This period covers July 1 – September 30, 2016.
(2) Debt does not include noncash items of foreign currency exchange gain of $130 million, unamortized debt issue costs of $63 million, and net discount on sale of Bonds of $102 million.
(3) Debt of VIEs does not include the noncash item of unamortized debt issue costs of $12 million.
(4) The Tennessee Valley Authority Retirement System calculates TVA's minimum required annual contribution to the pension plan prior to the beginning of each fiscal year based on pension plan rules. The amount listed for 2017 is the minimum required contribution, and the calculation has not yet been completed for any years beyond 2017. See Note 15.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts.

Energy Prepayment Obligations Obligations Due in the Year Ending September 30
	2016(1)	2017	2018	2019	2020	Thereafter	Total
Energy prepayment obligations	$25	$100	$100	$10	$—	$—	$235
Interest payments relating to energy prepayment obligations	11	46	46	4	—	—	107
Total	$36	$146	$146	$14	$—	$—	$342
Note
(1)  This period covers July 1 – September 30, 2016.

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. As of June 30, 2016, the total carrying amount of the loans receivable, net of discount, was approximately $143 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $167 million at June 30, 2016. See Note 5 and Note 8 for additional information.

Key Initiatives and Challenges

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of June 30, 2016, TVA had spent $246 million on modifications at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $38 million to complete these modifications to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.   A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of temporary barriers to raise the height of four TVA dams to manage the issue on an interim basis.  Subsequent modifications have replaced the temporary barriers at three of the four dams, and work on the fourth dam, Fort Loudoun, continues. During the third quarter of 2016, TVA was informed that work being done by the State of Tennessee to support the Fort Loudoun Dam modifications, originally scheduled to be completed in June 2016, is now estimated to be completed in mid-2017. TVA is developing a License Amendment Request to extend the completion date for the Watts Bar License Condition to early 2018.

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA also substantially completed a series of permanent modifications to several other dams identified through the more recent analytical work. The modifications addressed and rectified the potential for certain dams to be overtopped during a “probable maximum flood” event as well as the potential for certain other dams to become unstable under “probable maximum flood” conditions. As of June 30, 2016, TVA had spent $147 million on these modifications and expects to spend an additional $31 million to complete the modifications.
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

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events. The NRC staff is expected to submit its proposed final rule to the NRC Commissioners in December 2016 for review and approval. The final rule is not expected to be issued until mid-2017. The rule could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial.

NRC Seismic Assessments. On May 9, 2014, the NRC notified licensees of nuclear power reactors in the central and eastern United States of the results of seismic hazard screening and prioritization evaluations performed by unit owners and reviewed by the NRC staff. Because the seismic hazards for Browns Ferry, Sequoyah, and Watts Bar had increases in seismic parameters beyond the technical information available when the plants were designed and licensed, TVA must conduct seismic risk evaluations for these plants. TVA must complete the evaluation for Watts Bar by June 30, 2017, and the evaluations for Browns Ferry and Sequoyah by December 31, 2019.

Supplementary NRC rulemaking is under development to mitigate beyond design basis seismic events.  The NRC staff is expected to submit its proposed final rule to the NRC Commissioners in December 2016 for review and approval. The final rule is not expected to be issued until mid-2017. The rule could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial.

Baffle-Former Bolt Degradation. In July 2016, Westinghouse issued a Nuclear Safety Advisory Letter (“NSAL”) 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors (“PWRs”). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both of which are powered by PWRs, are referenced in the NSAL. It is being recommended that visual inspections of the baffle former bolts occur during the upcoming Unit 1 and Unit 2 refueling outages in 2017 and ultrasonic inspections occur in the subsequent refueling outages. If TVA were to find any degradation in the first refueling outages, it would have to complete ultrasonic inspections in those outages, and possible bolt replacements, if required. The NRC is aware of the issue, and the issue is not thought to have any impact on the safe operation of plants or public safety at this time.

Watts Bar Nuclear Plant. In March 2016, the NRC issued a Chilling Effect Letter (“CEL”) to TVA regarding work environment concerns identified at Watts Bar. TVA provided its written response to the NRC on April 22, 2016, and discussed the response in a public meeting with the NRC on May 24, 2016.  It is not anticipated that the CEL will affect the power ascension testing that will lead to commercial operations of Watts Bar Unit 2.

Watts Bar Unit 2. On October 22, 2015, the NRC approved the operating license for Watts Bar Unit 2. The license will expire in 2055. Fuel load was completed in December 2015, and Unit 2 achieved initial criticality on May 23, 2016.  The Unit 2 generator was initially synchronized to the TVA power system on June 3, 2016.  Power ascension testing on Unit 2 will continue until full power operations are achieved and sustained, with commercial operations forecasted for summer 2016.  Project costs are within the $4.7 billion limit approved by the TVA Board in January 2016.

Bellefonte Nuclear Plant. TVA has been investing at a minimal level to preserve the Bellefonte site for future generating use, should it be needed. Given current economic and market conditions, greater advancements in energy efficiencies and distributed generation technologies, and projections in TVA’s 2015 Integrated Resource Plan, it may be two decades before additional large baseload generation is needed. TVA began exploring options for the future of the Bellefonte site during the second quarter of 2016, and management subsequently recommended that the site be declared surplus. At its May 5, 2016 meeting, the TVA Board declared the site surplus and directed the sale of some or all of the site at public auction. The auction is anticipated to be completed in October 2016.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors, including the two agreements into which TVA entered in April 2011 to resolve a dispute under the Clean Air Act (the "Environmental Agreements"), environmental legislation, the cost of adding emission control equipment and other environmental improvements, fuel prices, conditions of its aging plants, and demand for energy.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.  During the first quarter of 2016, TVA provided notice to the Environmental Protection Agency ("EPA") of its election to retire Colbert Unit 5 and Allen Units 1-3 on or before December 31, 2018, and Colbert Units 1-4 on or before June 30, 2019.  TVA removed Colbert Units 1-4, with a summer net capability of 712 megawatts ("MW"), from service in March 2016.  Colbert Unit 5 was previously removed from service in 2013, and all five Colbert units were retired on April 16, 2016. As of June 30, 2016, TVA had retired 24 coal-fired units with a summer net capability of 4,394 MW, including 16 of the 18 coal-fired units TVA committed to retire under the Environmental Agreements.  TVA continues to evaluate the appropriate mix of generation and assess the status of individual power generating facilities given the cost of continuing to operate some of its coal-fired plants including environmental regulations and also changing power demands.

On April 16, 2016, the EPA issued an Administrative Order ("AO") allowing Paradise Units 1 and 2 to operate for an additional year beyond the compliance date allowed by the Mercury and Air Toxics Standards ("MATS") rule. The AO allows TVA to continue to operate these units, which, in their current configuration, are not capable of meeting certain requirements of the MATS rule. The AO allows TVA to continue to operate Paradise Units 1 and 2 to maintain electric reliability pending the availability of commercial power from the natural gas-fired units currently under construction at the Paradise site without incurring penalties under the Clean Air Act ("CAA"). These units are expected to come online in the spring of 2017. See Natural Gas-Fired Units below.

Coal Combustion Residual Facilities. TVA has committed to a programmatic approach to the elimination of wet storage of CCR within the TVA service area. Under this program (the “CCR Conversion Program”), TVA has committed to (1) convert all operational coal-fired plants to dry CCR storage, (2) close all wet storage facilities, and (3) meet all applicable state and federal regulations. To carry out its CCR Conversion Program, TVA is undertaking the following actions:

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run and underway at Kingston, Gallatin, Cumberland, Shawnee, and Paradise Fossil Plants.

Landfills. Lined and permitted dry storage facilities have been constructed and are operational at the Bull Run, Kingston, and Gallatin Fossil Plants. Planning and engineering phases are currently underway at the Cumberland, Paradise, and Shawnee Fossil Plants.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) plant operations cease. Closure project schedules and costs are driven by the selected closure technology (such as cap and close in place or closure by removal). As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be prepared.

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

Through June 30, 2016, TVA had spent approximately $890 million on its CCR Conversion Program. TVA expects to spend an additional $1.3 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects to support long-term plant generation, including building new landfill sections under existing permits and closing existing sections once they reach capacity. See Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

Natural Gas-Fired Units. During 2014, the TVA Board approved the construction of two natural gas-fired generation facilities. One facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at the Allen site at a cost not to exceed $975 million. The second facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at TVA’s Paradise site at a cost not to exceed $1.1 billion. Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which will continue to be operated on the Paradise site.

Small Modular Reactors. TVA submitted an Early Site Permit Application ("ESPA") for review by the NRC in May 2016. This submittal is based on the development of a Plant Parameter Envelope reflecting application for two or more small modular reactor ("SMR") units at TVA’s Clinch River site in Oak Ridge, Tennessee. TVA is considering the four SMR designs under development in the United States and will evaluate the designs and vendors for the SMR technology. TVA and DOE have entered into an interagency agreement to jointly fund licensing activities for the Clinch River site with DOE reimbursement of up to 50 percent of TVA's eligible costs through 2020.

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

Distributed Generation. As technologies for producing energy on solar, small gas, and other types of sites are evolving, they are becoming cost competitive, and consumers have expressed greater interest in utilizing these technologies for their own needs, including commercial and industrial customers who are beginning to integrate sustainability strategies and environmental policies into their business models. Previously, absorbing the impact of electricity from the small numbers of these distributed generation sites was well within the capacity of a system the size of TVA’s. However, as the amount of distributed generation grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically cope with these generation sources becomes more challenging.

While TVA owns and operates its high-voltage transmission grid, the distribution system is actually a network of grids belonging to LPCs, each with its own characteristics and operational challenges. Renewable resources on the distribution grid necessitate the involvement of entities in addition to TVA, especially the LPCs. This is especially true for small-scale distributed ("rooftop") solar resources. Although TVA did not include small-scale rooftop solar as a resource option in its 2015 IRP, it did include commercial solar as an option, and it analyzed significant growth in distributed generation to help understand how it could affect the TVA power system. TVA and LPCs are also studying the development and impacts of integrating distributed energy resources within microgrids. As distributed generation continues to expand across the Tennessee Valley, TVA and LPCs will continue to focus on the safety and reliability impact of these resources as they are interconnected to the grid, as well as ensuring the pricing of electricity remains as low as feasible. Due to numerous assumptions, TVA cannot currently predict the potential financial impacts from the future growth in distributed generation.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Thirty-two reassessments have been completed through June 30, 2016, and six additional reassessments are expected to be completed by the end of 2016.  The remaining eleven assessments are expected to be initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Pickwick Dam. Additional studies began in 2016. TVA has spent $54 million on the dam safety assurance program and expects to spend an additional $7 million through the remainder of 2016.

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

After extensive investigation, TVA has identified underground pathways contributing to the seepage and has prepared a plan to repair the dam.  This preferred method of repair consists of the construction of a composite seepage barrier in the dam’s earthen embankment. An environmental assessment review through TVA's National Environmental Policy Act process was completed on January 7, 2016, and a Finding of No Significant Impact was published. To reduce downstream risk during construction, the reservoir will remain at its lowered level. TVA will continue working with the community to help mitigate local impacts of the extended drawdown. TVA continues to perform investigative drilling, grouting, and other activities in support of the erosion barrier design, and began construction in June 2016. Benchmarking durations and costs of similar activities at the other facilities to complete composite walls have ranged from $200 million to $300 million with a range of five to seven years to complete. The cost and duration for the remediation of Boone Dam will be determined upon finalization of design and construction plans which, due to contracting issues and scheduling, are now scheduled to be completed in December 2016. This estimate will not include any future repairs or projects that may be required as a result of the change in water flow once the composite seepage barrier is complete. The cost and duration of additional work efforts will be determined as design and construction plans are finalized.

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

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $222 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. These decisions include installation of air pollution controls on the four coal-fired units at Gallatin and on Units 1 and 4 at Shawnee.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving compliance regulations. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $15 million since the approval of the standard on existing transmission facilities and anticipates spending an additional $45 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be $652 million.

Pension Fund

                As of September 30, 2015, TVA's qualified pension plan had assets of $6.8 billion compared with liabilities of $12.8 billion. The potential for the plan's funded status to quickly improve is limited because of expected equity performance and the significant amount of benefits paid each year to plan beneficiaries. The plan currently has approximately 34,300 participants, of which approximately 23,700 are retirees and beneficiaries currently receiving benefits. Benefits of approximately $700 million are expected to be paid in 2016.  The Tennessee Valley Authority Retirement Systems ("TVARS") Board of Directors and TVA are exploring changes that would help improve the plan’s funded status over time, the specific implementation of which would require rule amendments by TVARS and a thirty day review period by the TVA Board.  The TVA Board could choose to accept or veto the amendments.

Ratemaking

At its August 21, 2015 meeting, the TVA Board approved rate structure revisions and a rate adjustment, both of which took effect on October 1, 2015. TVA worked closely with its customers on the development of TVA’s long-term pricing direction with the objective of maintaining competitive and affordable rates. The pricing strategy process considered cost of service, rate structures, pricing products, and TVA’s competitive position across rate classes.  The rate structure revisions included small changes to revenue allocation, changes to the environmental adjustment to conform to the new base rate structures, and changes to the manner in which fuel costs are recovered.  The rate structure revisions were designed to recover the same overall revenue for TVA. The rate adjustment is expected to contribute approximately $200 million to fiscal year 2016 revenues.

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

Recent physical attacks on transmission facilities across the country have heightened awareness of the need to physically protect facilities. TVA is working with the Department of Homeland Security ("DHS"), Federal Energy Regulatory Commission, NERC, Southeastern Reliability Corporation, North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

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

Transmission Assets. In addition to physical and cybersecurity attacks, TVA’s transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMD") and electromagnetic pulses ("EMP"). Although the effects of GMD and EMP are dissimilar, they are often considered together. To address GMD events, TVA has completed a model of the 500 kV grid and evaluated the effects of solar storms ranging from NERC’s reference case to possible extreme levels. Only a few items of equipment would exceed threshold levels even for the extreme cases. Although Phase 2 of the NERC Standards on GMD has yet to be implemented, TVA's assessment is well advanced. The most serious threat from EMP is from those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal, state, NERC, and other grid owners and operators to address this emerging concern.

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

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), SO2, nitrogen dioxide ("NO2"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining a NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as nonattainment areas, and more stringent requirements apply in those areas. This includes stricter controls on industrial facilities and more complicated permitting processes. TVA fossil-fired plants can be impacted by these requirements. As of June 30, 2016, Knoxville was the only area in the Tennessee Valley region that was designated as non-attainment for fine particulate matter NAAQS. TVA expects the EPA to designate the Knoxville area as attainment in the near future. However, as NAAQS become more stringent, utilities are expected to come under increasing pressure to further reduce emissions from their existing fossil fuel generating plants.

Currently, all areas of the Tennessee Valley meet the 2008 ozone NAAQS. On October 1, 2015, the EPA signed a final rule to revise the ozone NAAQS to 70 parts per billion ("ppb") from the current 2008 standard of 75 ppb. The EPA is expected to make final designations in 2017. The Tennessee Valley has been showing improvements in regional air quality; however, impacts of the 2015 ozone NAAQS to TVA and states in TVA's service territory are not possible to determine until the EPA makes designations in 2017.

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

Mercury and Air Toxics Standards for Electric Utility Units. In April 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by 2015-2016. TVA has chosen to idle or retire some units in lieu of investing in additional controls and is in some cases constructing replacement generation. See Key Initiatives and Challenges — Generation Resources — Coal-Fired Units. The rule was challenged in court and was upheld on April 15, 2014, by the D.C. Circuit. However, in June 2015, the United States Supreme Court held that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants emitted from steam electric utilities was appropriate and necessary. In April 2016, the EPA completed its cost analysis and released a finding that determined the benefits of the rule far outweigh the costs, and that it is appropriate and necessary to regulate hazardous pollution from coal and oil-fired electric utility steam generating units. Several groups have filed petitions with the D.C. Circuit challenging the EPA’s determination. The MATS rule will remain in effect while these challenges are pending, and TVA’s MATS compliance strategy will thus not be affected by these challenges.

In April 2016, the EPA issued an administrative order under the Clean Air Act to allow operation of Paradise Units 1 and 2 for a year beyond the MATS compliance date of April 16, 2016. The additional year is necessary to allow these units to continue to operate while the new combined cycle facility is being built at the site. Without the additional year, TVA would be forced to shut down Paradise Units 1 and 2 as of the MATS compliance date, without replacement capacity being available, which would cause adverse consequences to transmission system reliability. TVA expects to retire Paradise Units 1 and 2 once this replacement capacity is available.

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

TVA issued a final environmental impact statement (“EIS”) that addresses the closure of CCR impoundments at TVA’s coal-fired plants in June 2016. TVA issued the associated Record of Decision on July 29, 2016.

Water Quality Developments
Steam-Electric Effluent Guidelines. On November 3, 2015, the EPA published a final rule to revise the existing steam electric effluent limitation guidelines ("ELGs") that updates the existing technology-based water discharge limitations for power plants nationwide.  The new ELGs establish more stringent performance standards for existing and new sources that will require power plants that generate more than 50 MW to regulate discharges of toxic pollutants from seven primary wastewater streams.  The primary impact for TVA is on the operation of existing and any potential new coal-fired generation facilities.  The rule has the potential to impact long-term investment decisions being made relative to the long-term compliance and operability of TVA coal-fired units. Compliance with new requirements is required in the 2018-2023 timeframe and will necessitate major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling is mandated by rule.  The regulation also requires either dry bottom ash handling systems or “no discharge” recycle of bottom ash transport waters.  In addition, new technology-based limits on Flue Gas Desulfurization wastewater require primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.  TVA contends the ELG rulemaking did not appropriately consider available data that could affect these national limits as they apply at Cumberland Fossil Plant ("Cumberland"), given its “once-through” scrubber design.  TVA is working with the State of Tennessee and the EPA in an effort to address this issue to ensure that continuous compliance with appropriate limits can be achieved and to preclude disproportionately high costs for the unique Cumberland design.
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

On February 9, 2016, the aforementioned requirements were all put on hold when the U.S. Supreme Court granted a stay of the Clean Power Plan. The stay will last not only through the period of time during which the D.C. Circuit is reviewing the rule, but also during any subsequent appeals to the United States Supreme Court that may occur after the D.C. Circuit issues its opinion. The stay means that the Clean Power Plan has no legal effect while courts are reviewing the rule to determine whether it is lawful. The full D.C. Circuit is scheduled to hear arguments on the Clean Power Plan on September 27, 2016.

Estimated Required Environmental Expenditures

The following table contains information about TVA's current estimates on potential projects related to environmental laws and regulations:

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At June 30, 2016 (in millions)
	Estimated Timetable	Total Estimated Expenditures

Site environmental remediation costs(2)	2016+	$23
Coal combustion residual conversion program(3)	2016-2022	$1,300
Proposed clean air projects(4)	2016-2025	$420
Clean Water Act requirements(5)	2016-2023	$440
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

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $77 million with respect to Legal Proceedings as of June 30, 2016. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

For a discussion of certain current material Legal Proceedings, see Note 16 — Legal Proceedings, which discussion is incorporated into this Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

At June 30, 2016, TVA had no off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2016.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in TVA's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA's internal control over financial reporting.

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

Date:	August 1, 2016		TENNESSEE VALLEY AUTHORITY
(Registrant)

		By:	_/s/ William D. Johnson __________
William D. Johnson
President and Chief Executive Officer (Principal Executive Officer)
		By:	_/s/ John M. Thomas, III __________
John M. Thomas, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification Executed by the Chief Financial Officer

32.1	Section 1350 Certification Executed by the Chief Executive Officer

32.2	Section 1350 Certification Executed by the Chief Financial Officer

101.INS	TVA XBRL Instance Document

101.SCH	TVA XBRL Taxonomy Extension Schema

101.CAL	TVA XBRL Taxonomy Extension Calculation Linkbase

101.DEF	TVA XBRL Taxonomy Extension Definition Linkbase

101.LAB	TVA XBRL Taxonomy Extension Label Linkbase

101.PRE	TVA XBRL Taxonomy Extension Presentation Linkbase