Form 10-K
period 2016-09-30
Tennessee Valley Authority
filed 2016-11-15
CIK 1376986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO
SECTION 13, 15(d), OR 37 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR
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
Large accelerated filer ☐                                                Accelerated filer ☐
Non-accelerated filer   ☒                                               Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

GLOSSARY OF COMMON ACRONYMS.......................................................................................................................................................................................................	4
FORWARD-LOOKING INFORMATION...	6
GENERAL INFORMATION...	7

PART I

ITEM 1. BUSINESS...	8
The Corporation...	9
Service Area...	9
Customers...	10
Rates...	11
Power Supply and Load Management Resources.............................................................................................................................................................................	13
Fuel Supply...	20
Transmission...	23
Weather and Seasonality...	23
Competition...	24
Research and Development...	24
Flood Control Activities...	25
Environmental Stewardship Activities.................................................................................................................................................................................................	25
Economic Development Activities......................................................................................................................................................................................................	25
Regulation...	26
Taxation and Tax Equivalents...	27
Environmental Matters...	27
Employees...	33

ITEM 1A. RISK FACTORS...	33

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................................................................................................................................................................	43

ITEM 2. PROPERTIES...	43
Generating Properties...	43
Transmission Properties...	46
Natural Resource Stewardship Properties.........................................................................................................................................................................................	46
Buildings...	46
Disposal of Property...	47

ITEM 3. LEGAL PROCEEDINGS...	47

ITEM 4. MINE SAFETY DISCLOSURES......................................................................................................................................................................................................	47

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............	48

ITEM 6. SELECTED FINANCIAL DATA...	49

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................................	50
Overview...	50
Business and Mission...	50
Executive Overview...	51
Results of Operations...	53
Liquidity and Capital Resources...	60
Off-Balance Sheet Arrangements.......................................................................................................................................................................................................	66
Key Initiatives and Challenges...	66
Critical Accounting Policies and Estimates.........................................................................................................................................................................................	71
Fair Value Measurements...	76
New Accounting Standards and Interpretations.................................................................................................................................................................................	78
Legislative and Regulatory Matters....................................................................................................................................................................................................	78
Environmental Matters...	79
Legal Proceedings...	79
Risk Management Activities...	79

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................................................................................	81

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................................................................................................................	82
Consolidated Balance Sheets...	82
Consolidated Statements of Operations.............................................................................................................................................................................................	84
Consolidated Statements of Comprehensive Income (Loss).............................................................................................................................................................	84
Consolidated Statements of Cash Flows...........................................................................................................................................................................................	85

Consolidated Statements of Changes in Proprietary Capital.............................................................................................................................................................	86
Notes to Consolidated Financial Statements.....................................................................................................................................................................................	87
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	145

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................	146

ITEM 9A. CONTROLS AND PROCEDURES...............................................................................................................................................................................................	146
Disclosure Controls and Procedures..................................................................................................................................................................................................	146
Internal Control over Financial Reporting...........................................................................................................................................................................................	146
Report of Independent Registered Public Accounting Firm................................................................................................................................................................	147

ITEM 9B. OTHER INFORMATION...	148

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.............................................................................................................................	149
Directors...	149
Executive Officers...	151
Disclosure and Financial Code of Ethics............................................................................................................................................................................................	152
Committees of the TVA Board...	152

ITEM 11. EXECUTIVE COMPENSATION.....................................................................................................................................................................................................	153
Compensation Discussion and Analysis.............................................................................................................................................................................................	153
Executive Compensation Tables and Narrative Disclosures..............................................................................................................................................................	171
Retirement and Pension Plans...	175
Nonqualified Deferred Compensation................................................................................................................................................................................................	177
Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, or Death/Disability............................................	178
Other Agreements...	181
Director Compensation...	181
Compensation Committee Interlocks and Insider Participation..........................................................................................................................................................	182
Compensation Committee Report......................................................................................................................................................................................................	182

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................	182

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.........................................................................................	182
Director Independence...	182
Related Party Transactions...	183

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................................................................................................................................................	185

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.....................................................................................................................................................................	186

SIGNATURES...	192
EXHIBIT INDEX...	194

GLOSSARY OF COMMON ACRONYMS
Following are definitions of some of the terms or acronyms that may be used in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Annual Report”):

Term or Acronym	Definition
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ART	Asset Retirement Trust
ASLB	Atomic Safety and Licensing Board
BEST	Bellefonte Efficiency and Sustainability Team
BLEU	Blended low-enriched uranium
BREDL	Blue Ridge Environmental Defense League
BSER	Best system of emission reduction
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CCP	Coal combustion products
CCR	Coal combustion residuals
CCW	Coal combustion waste
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CME	Chicago Mercantile Exchange
CO2	Carbon dioxide
CO2e	Carbon dioxide equivalent
COL	Combined construction and operating license application
COLA	Cost-of-living adjustment
CSAPR	Cross State Air Pollution Rule
CTs	Combustion turbine unit(s)
CVA	Credit valuation adjustment
CY	Calendar year
DCP	Deferred Compensation Plan
DER	Distributed energy resources
DEU	Discounted energy units
DOE	Department of Energy
EIS	Environmental Impact Statement
EPA	Environmental Protection Agency
EPRI	The Electric Power Research Institute
ERS	EnergyRight® Solutions programs
ESPA	Early Site Permit Application
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
FPA	Federal Power Act
FTP	Financial Trading Program
GAAP	Accounting principles generally accepted in the United States of America
GAO	U.S. Government Accountability Office
GHG	Greenhouse gas
GP	Generation Partners
GPP	Green Power Providers
GPS	Green Power Switch®
GWh	Gigawatt hour(s)
IRP	Integrated Resource Plan
IRUs	Indefeasible rights of use
JSCCG	John Sevier Combined Cycle Generation LLC
kW	Kilowatts
kWh	Kilowatt hour(s)
LIBOR	London Interbank Offered Rate
LPC	Local power company customer of TVA
LTDCP	Long-Term Deferred Compensation Plan

MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGW	Memphis Light, Gas and Water Division
MLPs	Master Limited Partnerships
mmBtu	Million British thermal unit(s)
MOX	Mixed oxide
MtM	Mark-to-market
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NDT	Nuclear Decommissioning Trust
NEIL	Nuclear Electric Insurance Limited
NEPA	National Environmental Policy Act
NERC	North American Electric Reliability Corporation
NES	Nashville Electric Service
NO2	Nitrogen Dioxide
NOx	Nitrogen oxides
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NRP	Natural Resource Plan
NSPS	New Source Performance Standards
NSR	New Source Review
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OMB	Office of Management and Budget
PARRS	Putable Automatic Rate Reset Securities
PM	Particulate matter
PSD	Prevention of Significant Deterioration
QER	Quadrennial Energy Review
QTE	Qualified technological equipment and software
RECs	Renewable Energy Certificate(s)
REIT	Real Estate Investment Trust
RSO	Renewable Standard Offer
SACE	Southern Alliance for Clean Energy
SCCG	Southaven Combined Cycle Generation LLC
SCRs	Selective catalytic reduction systems
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Seven States	Seven States Power Corporation
SHLLC	Southaven Holdco LLC
SMR	Small modular reactor(s)
SO2	Sulfur dioxide
SOA	Society of Actuaries
SSSL	Seven States Southaven, LLC
TCWN	Tennessee Clean Water Network
TDEC	Tennessee Department of Environment & Conservation
TIPS	Treasury Inflation-Protected Securities
TOU	Time-of-use
TVARS	Tennessee Valley Authority Retirement System
U.S. Treasury	United States Department of the Treasury
VIE	Variable interest entity
XBRL	eXtensible Business Reporting Language
WCD	Waste Confidence Decision

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements relating to future events and future performance.  All statements other than those that are purely historical may be forward-looking statements.  In certain cases, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "believe," "intend," "project," "plan," "predict," "assume," "forecast," "estimate," "objective," "possible," "probably," "likely," "potential," "speculate," the negative of such words, or other similar expressions.

Although the Tennessee Valley Authority ("TVA") believes that the assumptions underlying the forward-looking statements are reasonable, TVA does not guarantee the accuracy of these statements.  Numerous factors could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among other things:

•
New, amended, or existing laws, regulations, or administrative orders, including those related to environmental matters, and the costs of complying with these laws, regulations, and administrative orders;

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

•
Significant reductions in demand for electricity produced through non-renewable or centrally located generation sources which may result from, among other things, economic downturns, increased energy efficiency and conservation, increased utilization of distributed generation, and improvements in alternative generation and energy storage technologies;

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

•
Limitations on TVA's ability to borrow money which may result from, among other things, TVA's approaching or substantially reaching the limit on bonds, notes, and other evidences of indebtedness specified in the Tennessee Valley Authority Act of 1933, as amended, 16 U.S.C. §§ 831-831ee (the “TVA Act”);

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

GENERAL INFORMATION

Fiscal Year

References to years (2016, 2015, etc.) in this Annual Report are to TVA’s fiscal years ending September 30 except for references to years in the biographical information about directors and executive officers in Item 10, Directors, Executive Officers and Corporate Governance, as well as to years that are preceded by “CY,” which references are to calendar years.

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

Available Information

TVA files annual, quarterly, and current reports with the Securities and Exchange Commission ("SEC") under Section 37 of the Securities Exchange Act of 1934. TVA’s SEC filings are available to the public over the Internet on the SEC’s website at www.sec.gov or on TVA's website at www.tva.gov. Information contained on TVA's web site shall not be deemed to be incorporated into, or to be a part of, this Annual Report.

PART I

ITEM 1.  BUSINESS

The Corporation

The Tennessee Valley Authority ("TVA") is a corporate agency and instrumentality of the United States ("U.S.") that was created in 1933 by legislation enacted by the U.S. Congress in response to a request by President Franklin D. Roosevelt.  TVA was created to, among other things, improve navigation on the Tennessee River, reduce the damage from destructive flood waters within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers, further the economic development of TVA’s service area in the southeastern United States, and sell the electricity generated at the facilities TVA operates. Today, TVA operates the nation’s largest public power system and supplies power to a population of over nine million people.

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

Energy
Delivering affordable, reliable power

Environment
Caring for our region's natural resources

Economic Development
Creating sustainable economic growth

Service Area

TVA's service area, the area in which it sells power, is defined by the TVA Act. TVA supplies power in most of Tennessee, northern Alabama, northeastern Mississippi, and southwestern Kentucky and in portions of northern Georgia, western North Carolina, and southwestern Virginia. Under the TVA Act, subject to certain minor exceptions, TVA may not, without specific authorization from the U.S. Congress, enter into contracts that would have the effect of making it, or the local power company customers of TVA ("LPCs") which distribute TVA power, a source of power supply outside the area for which TVA or its LPCs were the primary source of power supply on July 1, 1957.  This provision is referred to as the “fence” because it bounds TVA’s sales activities, essentially limiting TVA to power sales within a defined service area.

TVA Locations

IL.
Ohio River
MISSOURI
ARK.
KENTUCKY
VIRGINIA
W. V.
TENNESSEE
NORTH CAROLINA
SOUTH CAROLINA
GEORGIA
ALABAMA
MISSISSIPPI
Mississippi River
Cumberland River
Tennessee River
River
Tennessee-Tombigbee Waterway
Shawnee Fossil Plant
Marshall Combustion Turbine
Kentucky Dam & Lock
Paradise Fossil Plant
Cumberland Fossil Plant
Gleason Combustion Turbine
Gallatin Fossil Plant & Combustion Turbine
Johnsonville Fossil Plant & Combustion Turbine
Lagoon Creek Combustion Turbine & Combined Cycle Plant
Cedar Dam
Pin Oak Dam
Beech Dam
Redbud Dam
Dogwood Dam
Pine Dam
Lost Creek Dam
Sycamore Dam
Brownsville Combustion Turbine
Normandy Dam
Great Falls Dam
Kingston Fossil Plant
Watts Bar Nuclear Plant
Watts Bar Dam & Lock
Sequoyah Nuclear Plant
Tims Ford Dam
Chickamauga Dam & Lock
Nickajack Dam & Lock
Allen Fossil Plant, Combustion Turbines, & Methane Facility
Pickwick Landing Dam & Lock
Southaven Combined Cycle Plant
Magnolia Combined Cycle Plant
Colbert CombustionTurbine
Wheeler Dam & Lock
Wilson Dam & Lock
Browns Ferry Nuclear Plant
Cedar Creek Dam
Little Bear Creek Dam
Bear Creek Dam
Upper Bear Creek Dam
Guntersville Dam & Lock
Raccoon Mountain Pumped Storage Plant
Caledonia Combined Cycle Plant
Ackerman Combined Cycle Plant
Kemper Combustion Turbine
Doakes Creek Dam
John Sevier Dam
John Sevier Combined Cycle
Ft. Patrick Henry Dam
South Holston Dam
Boone Dam
Wilbur Dam
Watauga Dam
Clear Creek Dam
Beaver Creek Dam
Norris Dam
Cherokee Dam
Nolichucky Dam
Bull Run Fossil Plant
Douglas Dam
Melton Hill Dam & Lock
Ft. Loudoun Dam & Lock
Tellico Dam
Fontana Dam
Apalachia Dam
Hiwassee Dam
Chatuge Dam
Ocoee #1 Dam
Ocoee #2 Dam
Ocoee #3 Dam
Nottely Dam
Blue Ridge Dam
LEGEND
State Line
Water
Power Service Area
TVA Hydroelectric Dam
TVA Non-Power Dam
TVA Coal-Fired Plant
TVA Nuclear Plant
TVA Combined Cycle Plant
TVA Combustion Turbine Plant
TVA Pumped Storage Plant
0 20 40 60 mi.
N
Jan. 2016

Note
See Power Supply and Load Management Resources — Coal-Fired for a discussion of coal-fired units.

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

In 2016, the revenues generated from TVA’s electricity sales were $10.5 billion and accounted for virtually all of TVA’s revenues. TVA’s revenues by state for each of the last three years are detailed in the table below.

Operating Revenues By State For the years ended September 30 (in millions)
	2016		2015	2014
Alabama	$1,504		$1,582	$1,611
Georgia	255		267	268
Kentucky	640		660	680
Mississippi	999		1,023	1,056
North Carolina	58		58	58
Tennessee	6,968		7,189	7,246
Virginia	48		50	51
Subtotal	10,472		10,829	10,970
Off-system sales	7		18	29
Revenue capitalized during pre-commercial plant operations	(18)	(1)	—	—
Revenue from sales of electricity	10,461		10,847	10,999
Other revenues	155		156	138
Total operating revenues	$10,616		$11,003	$11,137
Note
(1) Represents revenue capitalized during pre-commercial operations at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

Customers

TVA is primarily a wholesaler of power, selling power to LPCs which then resell power to their customers at retail rates.  TVA’s LPCs consist of (1) municipalities and other local government entities ("municipalities") and (2) customer-owned entities ("cooperatives").  These municipalities and cooperatives operate public power electric systems whose primary purpose is not to make a profit but to supply electricity to the general public or the cooperative's members.  TVA also sells power directly to certain end-use customers, primarily large commercial and industrial loads and federal agencies with loads larger than 5,000 kilowatts ("kW"). Whether TVA or a LPC serves a new power customer is determined by reference to the TVA-LPC wholesale power contract. The contract contains a formula that balances the size of the LPC and the amount of any TVA infrastructure investment to determine which party is entitled to serve the new customer.  In addition, power in excess of the needs of the TVA system may, where consistent with the provisions of the TVA Act, be sold under exchange power arrangements with other specific electric systems. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Revenues.

Operating Revenues by Customer Type For the years ended September 30 (in millions)
	2016		2015	2014
Revenue from sales of electricity
Local power companies	$9,696		$9,998	$10,062
Industries directly served	649		701	780
Federal agencies and other	134		148	157
Revenue capitalized during pre-commercial plant operations	(18)	(1)	—	—
Revenue from sales of electricity	10,461		10,847	10,999
Other revenues	155		156	138
Total operating revenues	$10,616		$11,003	$11,137
Note
(1) Represents revenue capitalized during pre-commercial operations at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

Local Power Companies

Revenues from LPCs accounted for approximately 91 percent of TVA’s total operating revenues in 2016.  At September 30, 2016, TVA had wholesale power contracts with 154 LPCs.  Each of these contracts requires the LPC to purchase from TVA all of its electric power and energy consumed within the TVA service area. Nearly all LPCs purchase power under contracts that require five, ten, twelve, or fifteen years notice to terminate.

The number of LPCs with the contract arrangements described above, the revenues derived from such arrangements in 2016, and the percentage of TVA’s 2016 total operating revenues represented by these revenues are summarized in the table below.

TVA Local Power Company Customer Contracts At September 30, 2016
Contract Arrangements(1)	Number of LPCs	Sales to LPCs in 2016	Percentage of Total Operating Revenues in 2016
		(in millions)
20-year termination notice	1	$2	—%
15-year termination notice	9	316	3.0%
12-year termination notice	1	24	0.2%
10-year termination notice	52	3,465	32.6%
6-year termination notice	1	46	0.4%
5-year termination notice	90	5,843	55.0%
Total	154	$9,696	91.2%

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

TVA’s two largest LPCs — Memphis Light, Gas and Water Division ("MLGW") and Nashville Electric Service ("NES") — have contracts with five-year and 10-year termination notice periods, respectively.  Although no single customer accounted for 10 percent or more of TVA’s total operating revenues in 2016, sales to MLGW and NES accounted for nine percent and eight percent, respectively.

The power contracts between TVA and LPCs provide for the purchase of power by LPCs at the wholesale rates established by the TVA Board.  Under Section 10 of the TVA Act, the TVA Board is authorized to regulate LPCs to carry out the purposes of the TVA Act through contract terms and conditions as well as through rules and regulations.  TVA regulates LPCs primarily through the provisions of TVA’s wholesale power contracts.  All of the power contracts between TVA and the LPCs require that power purchased from TVA be sold and distributed to the ultimate consumer without discrimination among consumers of the same class and prohibit direct or indirect discriminatory rates, rebates, or other special concessions.  In addition, there are a number of wholesale power contract provisions through which TVA seeks to ensure that the electric system revenues of the LPCs are used only for electric system purposes.  Furthermore, almost all of these contracts specify the specific resale rates and charges at which the LPC must resell TVA power to its customers.  These rates are revised from time to time, subject to TVA approval, to reflect changes in costs, including changes in the wholesale cost of power.  The regulatory provisions in TVA’s wholesale power contracts are designed to carry out the objectives of the TVA Act, including the objective of providing for adequate supply of power at the lowest feasible rates. See Rates — Rate Methodology below.

TVA also regulates LPC policies for customer deposits, termination, information to consumers, and billing through a service practice policy framework. The framework provides for consistent regulatory policy for ratepayers across the Tennessee Valley, while recognizing local considerations.

Other Customers

Revenues from directly served industrial customers accounted for approximately six percent of TVA’s total operating revenues in 2016.  Contracts with these customers are subject to termination by the customer or TVA upon a minimum notice period that varies according to the customer’s contract demand and the period of time service has been provided. TVA also serves eight federal customers, including U.S. Department of Energy ("DOE") facilities and military installations, which accounted for approximately one percent of TVA’s total operating revenues in 2016.

Rates

Rate Authority

The TVA Act gives the TVA Board sole responsibility for establishing the rates TVA charges for power. These rates are not subject to judicial review or to review or approval by any state or federal regulatory body. Under the TVA Act, TVA is required to charge rates for power that will produce gross revenues sufficient to provide funds for:

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

TVA's revenue requirements for costs or projected costs (other than the fuel, purchased power, and related costs covered by the fuel rate) are calculated under the DSC methodology in order to produce gross revenues sufficient to fund requirements specified in the TVA Act listed under Rate Authority above.

The DSC methodology reflects the cause-and-effect relationship between TVA's costs and the corresponding rates it charges for its regulated products and services. Once the revenue requirements (or projected costs) are determined, they are compared to the projected revenues for the year in question, at existing rates, to arrive at the shortfall or surplus of revenues as compared to the projected costs. Power rates are adjusted by the TVA Board to a level deemed to be sufficient to produce revenues approximately equal to projected costs (exclusive of the costs collected through the fuel rate).

A comprehensive rate restructuring was approved by the TVA Board on August 21, 2015, and implemented on October 1, 2015. With the exception of the annual rate adjustment, changes to rates were designed to be revenue neutral to TVA with varying off-setting impacts to individual customers.

The rate restructuring resulted in structural changes to base rates to improve cost alignment with capacity-related on-peak demand charges and seasonal time-of-use ("TOU") energy rates that differ by on-peak and off-peak periods to better reflect generation costs. Minor changes in revenue allocation were made to improve alignment with cost-of-service, to keep industrial rates competitive, and to keep residential rates affordable. The 2015 TOU rate was unanimously adopted by TVA’s LPCs and by the vast majority of TVA’s directly served customers.

TVA recovers fuel costs and tax equivalents associated with fuel cost adjustments through a monthly rate adjustment reflective of the costs paid by TVA for fuel. Prior to fiscal year 2016, all customers paid the same monthly base fuel rate. On August 21, 2015, the TVA Board approved a new methodology to more accurately allocate fuel costs to two groups of customers: Standard Service (residential and small commercial customers) and Non-Standard Service (large commercial and industrial customers), each with a different monthly fuel rate more reflective of their group’s contribution to total fuel costs. Fuel costs are now allocated to these customer groups in relation to their average hourly loads and TVA's hourly incremental dispatch costs. Total monthly fuel costs include costs for natural gas, fuel oil, coal, purchased power, emission allowances, nuclear fuel, and other fuel-related commodities as well as realized gains and losses on derivatives purchased to hedge the costs of such commodities.

In 2013, the Board approved continuing the collection of the Environmental Adjustment ("EA") charges through the Adjustment Addendum to fund investment in environmental projects. TVA’s existing EA was modified in 2015 to conform to the new wholesale and large-customer base rate designs. While revised slightly, the EA was designed to collect approximately the same revenue as before the rate structuring, approximately $421 million and $439 million in 2016 and 2015, respectively.

On August 25, 2016, the TVA Board approved the annual base rate adjustment with the goal of increasing fiscal year 2017 revenues by approximately $200 million. This increase equates to an approximate 2.4 percent wholesale rate adjustment.

The Board also took action to approve a revision of the Real Time Energy ("RTE") rate to enhance competitiveness in the north Georgia market segment.

TVA is currently discussing with its customers the need for a rate change to continue the improvements to wholesale pricing begun in 2015, including improved pricing signals; improved rate alignment between wholesale and retail rates; simplification of rates where possible; and improvements to cost recovery and competitive pricing structures. These steps are important to support the TVA Act objective of providing power at the lowest feasible rates.

Power Supply and Load Management Resources

General

Power generating facilities operated by TVA at September 30, 2016, included 29 conventional hydroelectric sites, one pumped-storage hydroelectric site, eight coal-fired sites, three nuclear sites, 15 natural gas and/or oil-fired sites, one diesel generator site, 14 solar energy sites, digester gas cofiring capacity at one coal-fired site, biomass cofiring potential (located at coal-fired sites), and one wind energy site, although certain of these facilities were out of service as of September 30, 2016. See Item 2, Properties — Generating Properties — Net Capability for a discussion of these facilities.  TVA also acquires power under power purchase agreements of varying durations including short-term contracts of less than 24-hours in duration. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Results — Operating Expenses.

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

The following charts show TVA's generation and purchased power by generating source as a percentage of all electric power generated and purchased (based on kWh) for the periods indicated:
Note
Renewable resources (non-hydro) from TVA facilities are less than one percent for all periods shown, and therefore are not represented on the charts above. Purchased power contains the majority of non-hydro renewable energy supply.

Coal-Fired

TVA began its coal-fired plant construction program in the 1940s, and its coal-fired units were placed in service between 1951 and 1973. Coal-fired units are either active or retired. TVA considers units to be in an active state when the unit is generating, available for service, or temporarily unavailable due to equipment failures, inspections, or repairs. All other coal-fired units are considered retired. As of September 30, 2016, TVA had eight coal-fired plants consisting of 35 active units, accounting for 10,285 MW of summer net capability, and 24 retired units: Colbert Fossil Plant ("Colbert") Units 1-5, John Sevier Fossil Plant ("John Sevier") Units 1-4, Johnsonville Fossil Plant ("Johnsonville") Units 5-10, Shawnee Fossil Plant ("Shawnee") Unit 10, and Widows Creek Fossil Plant ("Widows Creek") Units 1-8.

Coal-fired plants have been subject to increasingly stringent regulatory requirements over the last few decades, including those under the Clean Air Act ("CAA") and the regulations promulgated thereunder. Increasing regulatory costs have caused TVA to consider whether or not to make the required capital investments to continue operating these coal-fired facilities. In April 2011, TVA entered into two agreements (collectively, the "Environmental Agreements") to address a dispute under the CAA.  The first agreement is a Federal Facilities Compliance Agreement with the Environmental Protection Agency ("EPA").  The second agreement is with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups: the Sierra Club, National Parks Conservation Association, and Our Children’s Earth Foundation.  Under the Environmental Agreements, TVA agreed to retire 18 of its 59 coal-fired units by the end of 2017 and was generally absolved from any liability, subject to certain limitations and exceptions, under the New Source Review ("NSR") requirements of the CAA for maintenance, repair, and component replacement projects that were commenced at TVA's coal-fired units prior to the execution of the agreements. TVA also agreed to retire, repower, or install air pollution controls on 16 of the remaining coal-fired units. Failure to comply with the terms of the Environmental Agreements would subject TVA to penalties stipulated in the agreements. TVA is taking the actions necessary to comply with the Environmental Agreements. TVA is confident that it has adequate capacity to meet the needs of its customers after units are retired under the Environmental Agreements. See Natural Gas and/or Oil-Fired below and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal-Fired Units.

ANTICIPATED STATUS OF TVA COAL-FIRED PLANTS

The following table summarizes the actions TVA is required to take under the Environmental Agreements and other coal-fired generation actions taken or to be taken by TVA.

Fossil Plant	Units	Existing Scrubbers and SCRs (1)	Requirements Under Environmental Agreements	Actions Taken by TVA	Actions Planned to be Taken by TVA
Allen	3	SCRs on all three units	- Install scrubbers or retire no later than December 31, 2018	- The Board approved the construction of a gas-fired plant at the current location of the Allen coal-fired site	- Retire Units 1-3 after completion of the gas-fired plant, before September 30, 2018
Bull Run	1	Scrubber and SCRs on unit	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment
Colbert	5	SCR on Unit 5
- Remove from service, control(2), convert(3), or retire Units 1-4 no later than June 30, 2016
- Remove from service, control(2), or retire Unit 5 no later than December 31, 2015
- Control or retire removed from service units within three years
				- Retired Units 1-5 on April 16, 2016
Cumberland	2	Scrubbers and SCRs on both units	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment
Gallatin	4	None	- Control(2), convert(3), or retire all four units no later than December 31, 2017	- The Board approved adding scrubbers and SCRs on all four units	- Add scrubbers and SCRs on all four units by December 31, 2017
John Sevier	4	None	- Retire two units no later than December 31, 2012 - Remove from service two units no later than December 31, 2012 and control(2), convert(3), or retire those units no later than December 31, 2015	- Retired Units 1 and 2 on December 31, 2012 - Retired Units 3 and 4 on June 25, 2014
Johnsonville	10	None	- Retire six units no later than December 31, 2015 - Retire four units no later than December 31, 2017	- Retired Units 5-10 on December 31, 2015	- Retire Units 1-4 by December 31, 2017
Kingston	9	Scrubbers and SCRs on all nine units	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment	- Continuously operate existing emission control equipment
Paradise	3	Scrubbers and SCRs on all three units	- Upgrade scrubbers on Units 1 and 2 no later than December 31, 2012 - Continuously operate emission control equipment on Units 1-3	- The Board approved the construction of a gas-fired plant at the current location of the Paradise coal-fired plant - Upgraded scrubbers on Units 1 and 2	- Retire Units 1 and 2 after completion of the gas-fired plant by September 30, 2017 - Continuously operate existing emission control equipment on Unit 3
Shawnee	10	None	- Control(2), convert(3), or retire Units 1 and 4 no later than December 31, 2017	- Retired Unit 10 on June 30, 2014	- Add scrubbers and SCRs on Units 1 and 4 by December 31, 2017
Widows Creek	8	Scrubbers and SCRs on Units 7 and 8
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
(3) Convert to renewable biomass

After TVA completes the actions described in the above table, TVA anticipates that it will have 7,891 MW of summer net capability of coal-fired generation, a reduction of 6,682 MW from TVA's coal-fired capacity as of September 30, 2010. TVA is moving towards a more balanced generation plan with greater reliance on lower-cost and cleaner energy generation technologies. TVA’s long-range plans will continue to consider the costs and benefits of significant environmental investments at its remaining coal-fired plants.

Nuclear

At September 30, 2016, TVA had three nuclear sites consisting of six units in operation and one unit in pre-commercial operations.  The units at Browns Ferry Nuclear Plant ("Browns Ferry") are boiling water reactor units, and the units at Sequoyah Nuclear Plant ("Sequoyah") and Watts Bar Nuclear Plant ("Watts Bar") are pressurized water reactor units.  Statistics for each of these units are included in the table below.

TVA Nuclear Power At September 30, 2016
Nuclear Unit	Status	Nameplate Capacity (MW)	Net Capacity Factor for 2016 (%)	Date of Expiration of Operating License
Sequoyah Unit 1	Operating	1,221	80.4	2040
Sequoyah Unit 2	Operating	1,221	83.9	2041
Browns Ferry Unit 1	Operating	1,264	92.0	2033
Browns Ferry Unit 2	Operating	1,190	94.9	2034
Browns Ferry Unit 3	Operating	1,190	82.5	2036
Watts Bar Unit 1	Operating	1,270	83.4	2035
Watts Bar Unit 2	Pre-Commercial(1)	1,220	—	2055
Notes
(1) Watts Bar Unit 2 began commercial operations on October 19, 2016.

Watts Bar Unit 2. On October 22, 2015, the NRC approved the operating license for Watts Bar Unit 2. The license will expire in 2055. Load of fuel was completed in December 2015, and Unit 2 achieved initial criticality on May 23, 2016.  The Unit 2 generator was initially synchronized to the TVA power system on June 3, 2016.  Power ascension testing on Unit 2 was successfully completed, and commercial operations commenced on October 19, 2016 following the completion of a pre-commercial operations period. Project costs were within the $4.7 billion limit approved by the TVA Board in January 2016.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Watts Bar Unit 2 and Note 20 — Legal Proceedings — Case Involving Watts Bar Unit 2 Operating License, which discussions are incorporated herein by reference.

Extended Power Uprate. TVA is undertaking an extended power uprate ("EPU") project at Browns Ferry that is expected to increase the amount of electrical generation capacity of its reactors. The license for each reactor must be modified to allow reactor operation at the higher power level.

Because the license amendment requests ("LARs") submitted by TVA to the NRC at the beginning of this project have been under review for an extended time due to uprate-related technical issues, the original amendment request was withdrawn and resubmitted in September 2015. If approved, the license amendment would allow all three units at Browns Ferry to increase capacity by 20 percent over original power levels, inclusive of projects previously completed on Units 1, 2, and 3 which resulted in a five percent increase in capacity.

TVA expects to begin implementing the EPU project starting in the spring of 2018 for Unit 3, the fall of 2018 for Unit 1, and the spring of 2019 for Unit 2, and TVA expects to complete the project in 2024. The project involves engineering analyses and modification and replacement of certain existing plant components to enable the units to produce the additional power requested by the license amendments. These improvements will be ongoing in parallel with the NRC’s license amendment review process. The project is estimated to cost approximately $475 million and expected to add 465 MW of generating capacity. See Note 20 — Administrative Proceeding Regarding Browns Ferry Nuclear Plant Extended Power Uprate.

Bellefonte Nuclear Plant. See Item 2 — Properties — Disposal of Properties and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Bellefonte Nuclear Plant.

Other Nuclear Initiatives. TVA has submitted an early site permit license application to the NRC to license small modular reactors ("SMRs") at TVA’s Clinch River Site in Oak Ridge, Tennessee. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Small Modular Reactors.

Other Nuclear Matters. See Fuel Supply — Nuclear Fuel below for a discussion of spent nuclear fuel and low-level radioactive waste, Note 20 — Contingencies for a discussion of TVA's nuclear decommissioning liabilities and the related trust and nuclear insurance, and Note 20 — Legal Proceedings for a discussion of legal and administrative proceedings related to TVA's nuclear program, which discussions are incorporated herein by reference.

Hydroelectric and Other Renewable Energy Resources

Conventional Hydroelectric Dams. TVA maintains 29 conventional hydroelectric dams with 109 generating units throughout the Tennessee River system for the production of electricity.  At September 30, 2016, these units accounted for 3,771 MW of summer net capability.  The amount of electricity that TVA is able to generate from its hydroelectric plants depends on a number of factors, including the amount of precipitation and runoff, initial water levels, and the need for water for competing water management objectives.  The amount of electricity generated from these facilities also depends on the availability of TVA's hydroelectric generation plants.  When these factors are unfavorable, TVA must increase its reliance on higher cost generation plants and purchased power.  In addition, a portion of energy generated by nine U.S. Army Corps of Engineers ("USACE") dams on the Cumberland River system contribute to the TVA power system.  See Weather and Seasonality below and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Dam Safety and Remediation Initiatives.

Hiwassee Hydro Unit 2 has a unique reversible turbine/generator that acts as a pump and a turbine. During 2011, the unit’s breakers experienced a major failure and a decision was made not to restore its pumping capabilities at the time. The conventional generation capability continued to operate. However, because the pump enhances TVA's ability to balance baseload generation, it was restored during 2016. Hiwassee Hydro Unit 2 has a summer net capability of 86 MW.

Raccoon Mountain Pumped-Storage Plant.  The four units at Raccoon Mountain Pumped-Storage Plant ("Raccoon Mountain") were placed in service during 1978 and 1979. The units, with a total net summer capability of 1,616 MW, are utilized to balance the transmission system as well as generate power. TVA uses electricity generated by its coal-fired and nuclear plants at night to operate pumps that fill the reservoir at Raccoon Mountain. Then, during the day, when power prices are higher, the water is released and the pumps reverse to work as power generating turbines. The cost of generation at Raccoon Mountain, therefore, is linked to the cost of the generating plants that are used to power the pumps.

Hydro Modernization Program. In 1992, TVA began a Hydro Modernization Program to address reliability issues related to its hydroelectric units. At September 30, 2016, modernization had been completed on 57 conventional hydroelectric units and Raccoon Mountain. The modernization projects resulted in 433 MW of increased capacity from the conventional hydroelectric units, with an average efficiency gain of approximately five percent. Hydroelectric generation will continue to be an important part of TVA's energy mix so TVA continues to assess its remaining conventional hydroelectric units for opportunities to improve reliability through major maintenance projects.

Other Renewable Energy Resources. TVA's renewable energy portfolio includes both TVA-owned assets and renewable energy purchases. TVA owns 14 solar sites and capability for digester gas and biomass cofiring. The digester gas cofiring capability is accounted for as coal-fired generation summer net capability. The TVA-owned solar sites provide less than one MW of summer net capability.

TVA tracks its renewable energy claims through the management of renewable energy certificates ("RECs"). These are principally associated with non-hydro renewable energy. In 2016, TVA retired 3,448,945 RECs, which were principally from purchased power. Additionally, TVA retires RECs on behalf of customers in the Green Power Switch® ("GPS") program and other customer-based programs that enable customers to claim RECs.

Natural Gas and/or Oil-Fired

On September 30, 2016, TVA’s natural gas- and oil-fired fleet consisted of 99 combustion turbine power blocks (87 simple-cycle units and 12 combined-cycle power blocks).  The 87 simple-cycle units provide a maximum of 5,738 MW of summer net capability. The 12 combined-cycle power blocks provide a maximum of 4,572 MW of summer net capability. Eighty of the simple-cycle units and one combined-cycle power block are fueled by either natural gas or fuel oil. The remaining seven simple-cycle units and the remaining 11 combined-cycle power blocks are fueled by natural gas only. Sixty of the simple-cycle units are currently capable of quick-start response allowing full generation capability in approximately 10 minutes. The economic dispatch of natural gas-fired plants depends on both the day-to-day price of natural gas and the price of other available intermediate resources like coal-fired plants. TVA uses simple-cycle units to meet peaking or backup power needs.

TVA’s strategy of portfolio diversification and air emissions reductions includes the addition of natural gas-fired plants to its generation fleet. At September 30, 2016, TVA had two natural gas-fired generation facilities under construction.  One facility, with an expected generation capacity of approximately 1,000 MW, is being constructed at TVA’s Paradise Fossil Plant ("Paradise") site. This facility is expected to be completed in the spring of 2017.  A second facility, with an expected generation capacity of approximately 1,000 MW, is being constructed at the Allen Fossil Plant ("Allen") site and is expected to be completed in 2018.  Upon completion of each facility, existing coal-fired units at each site will be retired with the exception of Paradise Unit 3, which will continue to be operated. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Natural Gas-Fired Units.

See Item 2, Properties — Generating Properties and Note 12 for a discussion of lease arrangements into which TVA has entered in connection with certain combustion turbine units. Because of TVA's strategy of portfolio diversification and reduction of air emissions, TVA may decide to make further strategic investments in natural gas-fired facilities in the future by purchase, construction, or lease.

Diesel Generators

At September 30, 2016, TVA had one diesel generator plant consisting of five units, and this facility accounted for 9 MW of summer net capability.

Energy Efficiency, Demand Response, and Renewable Energy Programs

During 2015, the TVA Board approved the 2015 Integrated Resource Plan ("IRP") as a guide in making decisions about the energy resources TVA may use to meet future demand for electricity in the Tennessee Valley. The purpose of integrated resource planning is to meet future power demand by identifying the need for generating capacity and determining the best mix of resources to meet the need on a least-cost, system-wide basis. The 2015 IRP affirms the merits of a diverse portfolio including energy efficiency/demand response and renewable energy. Changes to TVA load forecasts and the recognition of the increasing penetration of generation and energy management technologies require an awareness of the evolving role of energy efficiency, demand response, and renewable generation. These resources, together with other options that are typically connected to the distribution systems of the LPCs, represent a new component in the utility marketplace called distributed energy resources ("DER"). Because of its unique business model, TVA will engage LPCs as it considers new and innovative ways to ensure that evolving resource portfolios remain reliable and provide the most value to all customers.

Energy Efficiency/Demand Response. The IRP considered a broad range of feasible supply-side and demand-side options and assessed them with respect to financial, economic, and environmental impacts. Energy efficiency was modeled as a selectable, supply-side equivalent resource. Implementing energy efficiency programs will require close cooperation among TVA, local stakeholders, LPCs, and electric customers, particularly around deployment of additional energy efficiency resources. The success of energy efficiency depends on end-use customer participation. Generation or purchased power avoided by efficiency standards, TVA’s EE programs, and individual customer actions accounted for six percent of TVA’s 2016 and five percent of TVA’s 2015 resource mix.

TVA is primarily a wholesale power provider. Because the LPCs are the service provider for most end-use customers, TVA will need to work with LPCs and others in the region to design additional delivery mechanisms to achieve the levels of penetration required to optimize the implementation of DER.

TVA, in cooperation with its customers, continues to implement a broad portfolio of energy efficiency, demand response, and system load enhancement programs and projects designed to help reduce long-term energy supply costs in the TVA service area through EnergyRight® Solutions ("ERS") programs.  Through these programs, TVA realized 381 gigawatt hours ("GWh") and 412 GWh of energy efficiency savings in 2016 and 2015, respectively.

ERS programs continue to be modified with the implementation of the eScore program, which includes a wireless data collection system to more effectively document and process residential evaluation data. TVA launched the eScore design throughout the Tennessee Valley in December 2014 with greater focus on establishing a long-term efficiency improvement relationship with participating homeowners and has completed nearly 35,000 homes through September 30, 2016. The ERS programs also include demand reduction efforts such as dispatchable voltage regulation which contribute to TVA's management of peak loads.

Renewable Energy Programs. TVA's Green Power Switch® ("GPS") program is a voluntary program that supports the production of renewable energy by allowing consumers to purchase such energy either through the LPCs or from TVA for directly served customers. Supply for the retail portion of the program is sourced from within the TVA service area and sold in 150 kWh blocks.  In addition to the standard retail program, TVA  continues to test a lower-priced bulk option under GPS that allows for larger commercial and industrial customers located within certain portions of TVA's service area to purchase REC products. A REC is an environmental commodity that represents the environmental attributes of one MWh of renewable energy. Supply for the bulk option is sourced from TVA-contracted renewable energy within the greater Southeastern region. TVA also tested a 100-percent solar option for retail customers, which ended in July 2015. In total, consumers participating in GPS purchased the equivalent of 202,158 MWh of renewable energy in CY 2015. Renewable capacities are stated in terms of direct current (“DC”) nameplate ratings.

In 2013, TVA replaced its Generation Partners ("GP") program with the Green Power Providers ("GPP") program for the purpose of encouraging the development of small-scale solar, wind, biomass, and hydroelectric generation systems across the Tennessee Valley that are 50 kW or less. The GPP program was not fully subscribed for CY 2015. As of September 30, 2016, the combined participation for the GP and GPP programs comprised more than 100 MW of operating generation with 4.16 MW of additional approved capacity in the GPP program that has yet to become operational.

The Renewable Standard Offer ("RSO") program is a voluntary program that began in 2011 to increase the amount of renewable energy generated in TVA's service territory. This program offers pre-set prices, terms, and conditions for power generated by selected, commercially available renewable energy technologies. Solar, wind, and specific biomass projects are included in the program. Projects must be greater than 50 kW, but no greater than 20 MW, in nameplate capacity. TVA demonstrated its continued commitment to renewable energy by offering to purchase an additional 100 MW under the RSO program in CY 2015. As of September 30, 2016, TVA had over 79 MW of operating generation and an additional 120.5 MW under application or contract not yet operating. The RSO offering was sunset in 2015, but the program remains open to projects that have existing capacity allocations and are in the process of being completed. The utility-scale renewable energy sector has matured in recent years and is becoming more competitive with traditional energy resources. Accordingly, starting in 2016, utility-scale renewable energy projects are no longer limited by programmatic caps but are competitively evaluated alongside other generation sources.

In an effort to continue to evaluate the value of small to medium scale renewable projects, TVA extended the Solar Solution Initiative ("SSI"). SSI was a targeted incentive program that aimed to support the existing local solar industry while also serving as a recruitment tool for new industry in the Tennessee Valley region by retaining and adding investment and jobs. The program provided incentive payments for mid-sized (greater than 50 kW up to 1 MW) solar projects in TVA's RSO program if the projects used local certified installers in the Tennessee Valley region. At the beginning of 2016, SSI transitioned to the Distributed Solar Solutions ("DSS") pilot. DSS is designed to encourage renewable energy projects that are directed by TVA’s LPCs. Projects can range in size from greater than 50 kW up to 5 MW of solar electric energy. For the CY 2016 program year, TVA awarded 16.7 MW of renewable solar capacity to seven different projects in four LPC territories.

New energy management systems and energy storage technologies present opportunities for more sophisticated and integrated operation of the entire grid. The advent of electric vehicles and small-scale renewable generation has hastened the development of battery technologies that have the potential to mitigate the intermittent supply issues associated with many renewable generation options. Implementation of the technologies in conjunction with two-way communication to the site creates the potential for better management of other distributed energy resources on the grid.

Onsite energy management technologies and the proliferation of companies interested in providing services to support and aggregate the impacts of such systems provide another DER avenue. Such systems can afford the consumer benefits through reduced consumption, increased comfort, detailed energy use data, and savings from time-sensitive rate structures. TVA and LPCs must consider the integration of the impacts from changes in usage patterns generated by the application of such systems.

Demand response systems that take advantage of the increasing communications sophistication to homes, businesses, and distribution system assets also afford the opportunity for more granular control of system demand. Technologies can manage individual customer systems to shift usage from peak to off-peak periods and create significant reductions in the need for peak generation output. More sophisticated distribution control systems can also lower peak demand through control of excess voltage on the system on either a dispatchable or continuous basis.

TVA is leading an initiative with the goal of determining the value of distributed resources for its system. Initial efforts are focused on small-scale distributed (rooftop) solar, but the method is general enough to allow for value determination for other distributed options. Work is ongoing, led by a team that includes technical support from the Electric Power Research Institute ("EPRI"), to develop a methodology to identify site preferences on the distribution systems of the LPCs. This work, along with locational analysis already completed by TVA, will help in placing utility-scale solar in furtherance of the IRP recommendations as well as distributed solar to meet the needs of LPCs. See Research and Development.

Purchased Power and Other Agreements

TVA acquires power from a variety of power producers through long-term and short-term power purchase agreements as well as through power spot market purchases.  During 2016, TVA acquired approximately eight percent of the power that it purchased on the power spot market, approximately one percent through short-term power purchase agreements, and approximately 91 percent through the long-term power purchase agreements, including the long-term renewable generation resources, described below.

A portion of TVA’s capability provided by power purchase agreements is provided under contracts that expire between 2023 and 2038, and the most significant of these contracts are described in the table below. TVA has executed contracts with two solar facilities that are under development. One, located in northwest Alabama, is expected to begin commercial operation during the first quarter of 2017, and the other, located in western Tennessee, is expected to begin commercial operation during the fourth quarter of 2018. TVA, along with others, contract with the Southeastern Power Administration ("SEPA") to obtain power and energy from nine USACE hydroelectric facilities on the Cumberland River system.  The agreement with SEPA can be terminated upon three years’ notice, but this termination may not become effective prior to June 30, 2017.  The contract requires SEPA to provide TVA an annual minimum number of hours of energy for each megawatt of TVA’s capacity allocation, and all surplus energy from the hydroelectric facilities on the Cumberland River system.  These contracts have been included in the table below.

Power Purchase Contracts (Excluding Wind Contracts) At September 30, 2016
Type of Facility	Location	Summer Net Capability (MW)		Contract Termination Date
Lignite	Mississippi	440		2032
Natural gas	Alabama	720		2023
Natural gas	Alabama	615		2026
Solar	Alabama	75	(1)	2037
Solar	Tennessee	53	(2)	2038
Hydro	Tennessee and Kentucky	347	(3)	Upon three years' notice
Notes
(1) Power delivery is expected to commence in November 2016.
(2) Power delivery is expected to commence in July 2018.
(3) TVA’s contract with SEPA is for 405 MW of capacity; however, at September 30, 2016 TVA’s capacity under the contract was 347 MW because of repairs being completed at certain of the U.S. Army Corps of Engineer facilities marketed by SEPA.  TVA expects this period of reduced capacity to be in effect until 2019.

Under federal law, TVA is required to purchase energy from qualifying cogenerators and small power producers at TVA's avoided cost of self-generating or purchasing this energy from another source. TVA fulfills this requirement through the Dispersed Power Production Program. As of September 30, 2016, there were 25 generation sources, with a combined qualifying capacity of 259 MW, whose power TVA purchases under this law.

As of September 30, 2016, TVA was a party to contracts with eight wind farms for the purchase of energy. TVA's most significant wind contracts are described in the table below.

Wind Contracts At September 30, 2016
Location of Wind Farm	Contracted Nameplate Capacity (in MW)	Date Delivery Began	Contract Termination Date
Iowa	198	2010	2031
Iowa	101	2012	2030
Kansas	201	2012	2032
Kansas	165	2013	2033
Illinois	150	2012	2032
Illinois	200	2012	2032
Illinois	200	2013	2033

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

Coal

Coal consumption at TVA’s coal-fired generating facilities during 2016 and 2015 was approximately 24 million tons and 28 million tons, respectively.  At September 30, 2016, and September 30, 2015, TVA had 31 days and 32 days of system-wide coal supply at full burn rate, respectively, with net book values of $252 million and $316 million, respectively.

TVA utilizes both short-term and long-term (longer than one year) coal contracts.  During 2016, long-term contracts made up 97 percent of coal purchases and short-term contracts accounted for the remaining three percent.  TVA plans to continue using contracts of various lengths, terms, and coal quality to meet its expected consumption and inventory requirements.  During 2016 and 2015, TVA purchased coal by basin as follows:
The following charts present the proportion of each delivery method TVA utilizes for its coal supply for the periods indicated:
Generally, total system coal inventories were at or above target levels for the first half of 2016 due to lower than planned coal-fired generation requirements. However, due to higher temperatures, lower rainfall, and less hydroelectric generation, inventories at some facilities fell below target levels during 2016 as TVA increased the amount of coal used to meet generation needs.

Natural Gas and Fuel Oil

During 2016, TVA purchased a significant amount of its natural gas requirements from a variety of suppliers under contracts with terms of up to three years and purchased substantially all of its fuel oil requirements on the spot market. See Note 14 — Derivatives Not Receiving Hedge Accounting Treatment — Derivatives Under FTP. The net book value of TVA’s natural gas inventory was $7 million and $8 million at September 30, 2016, and 2015, respectively. The net book value of TVA’s fuel oil inventory was $86 million and $90 million at September 30, 2016, and 2015, respectively. At September 30, 2016, 80 of the combustion turbines that TVA operates were dual-fuel capable, and TVA has fuel oil stored on each of these sites for its dual-fuel combustion turbines as a backup to natural gas.

TVA purchases natural gas from multiple suppliers on a daily, monthly, seasonal, and annual basis.  During 2016, daily, monthly, seasonal, and annual contracts accounted for 54 percent, eight percent, 25 percent and 13 percent of purchases, respectively.  TVA plans to continue using contracts of various lengths and terms to meet the projected natural gas needs of its natural gas fleet.  During 2016, TVA transported natural gas on eight separate pipelines, with approximately 40 percent being transported on a single pipeline. During 2016, TVA maintained a total of approximately 988,500 MMBtu/Day of firm transportation capacity on seven major pipelines, with approximately 42 percent of total firm transportation capacity being maintained on a single pipeline.

TVA utilizes natural gas storage services at four facilities with a total capacity of 4.58 Bcf of firm service and 0.30 Bcf of interruptible service to manage the daily balancing requirements of the eight pipelines used by TVA, with approximately 41 percent of the total storage capacity being maintained at a single facility. During 2016, storage levels were generally maintained at between 40 and 80 percent of the maximum contracted capacity at each facility. As TVA’s natural gas requirements grow, it is anticipated that additional storage capacity will be acquired to meet the needs of the generating assets as well as their operating requirements.  In 2017, TVA expects to add a minimum of 1.50 Bcf of firm capacity to its storage portfolio.

Nuclear Fuel

Current Fuel Supply. Converting uranium to nuclear fuel generally involves four stages: the mining and milling of uranium ore to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride gas; the enrichment of uranium hexafluoride; and the fabrication of the enriched uranium hexafluoride into fuel assemblies.  For its forward four-year (2017-2020) requirements, TVA currently has 100 percent of its uranium mining and milling, conversion services, enrichment services, and fabrication services requirements either in inventory or under contract.  TVA anticipates being able to fill its needs beyond this period by normal contracting processes as market forecasts indicate that the fuel cycle components will be readily available. In 2016, TVA obtained the fuel assemblies loaded into its nuclear power plants from two fabricators.

TVA, DOE, and certain nuclear fuel contractors have entered into agreements providing for surplus DOE highly enriched uranium (uranium that is too highly enriched for use in a nuclear power plant) to be blended with other uranium.  The enriched uranium that results from this blending process, which is called blended low-enriched uranium ("BLEU"), is fabricated into fuel that can be used in a nuclear power plant.  This blended nuclear fuel was first loaded in a Browns Ferry reactor in 2005 and is expected to continue to be used to reload the Browns Ferry reactors through at least 2017. BLEU fuel was loaded into Sequoyah Unit 2 three times but is not expected to be used in the Sequoyah reactors in the future.

Under the terms of an interagency agreement between the DOE and TVA, in exchange for supplying highly enriched uranium materials for processing into usable BLEU fuel for TVA, the DOE participates in the savings generated by TVA’s use of this blended nuclear fuel.  See Note 1 — Blended Low-Enriched Uranium Program for a more detailed discussion of the BLEU project.

Mixed Oxide Nuclear Fuel. Under the DOE Surplus Plutonium Disposition ("SPD") Program, mixed oxide ("MOX") fuel would be fabricated with surplus plutonium and depleted uranium as a replacement for commercial uranium fuel. In February 2010, the DOE and TVA entered into an interagency agreement to evaluate the potential use of MOX fuel in reactors at Browns Ferry and Sequoyah. As part of the evaluation of MOX fuel, TVA participated as a cooperating agency in the DOE's development of the April 2015 final supplemental environmental impact statement ("EIS") that addresses the potential use of MOX fuel in the TVA reactors. A decision to use MOX fuel is not required or expected for several years. At the earliest, based on the expected production rate of MOX fuel, TVA could start using a small number of MOX fuel assemblies in TVA reactors after 2020. TVA's three criteria for implementing MOX fuel are that it must be environmentally and operationally safe; it must be economical compared to other nuclear fuel used by TVA; and it must be licensed by the NRC for use.  If TVA decides to use MOX fuel and the NRC approves its use, some changes in the operation of the reactors are expected and additional equipment may be required. As TVA continues to evaluate fuel options, current fuel supply plans do not include MOX fuel.

Low-Level Radioactive Waste.  Low-level radioactive waste ("radwaste") results from certain materials and supplies used in the normal operation of nuclear electrical generation units. TVA sends shipments of radwaste to burial facilities in Clive, Utah and Andrews, Texas.  TVA is capable of storing some radwaste at its own facilities for an extended period of time, if necessary.

Spent Nuclear Fuel.  The Sequoyah dry cask storage facilities have been in use since 2004 and are expected to provide storage capacity through 2026.  The Browns Ferry dry cask storage facilities have been in use since 2005. Completed and planned expansion to Browns Ferry independent spent fuel storage installation facilities, including implementation of larger storage casks, is expected to extend storage capacity from 2016 to 2030. TVA began loading used fuel into the new larger casks at Browns Ferry and Sequoyah in 2015. Watts Bar has sufficient storage capacity in its spent fuel pool through CY 2016. During 2016, TVA completed the construction of an independent spent fuel installation pad for spent fuel storage at Watts Bar, and cask loading began in September 2016.  To recover the cost of providing long-term, on-site storage for spent nuclear fuel, TVA filed a breach of contract suit against the United States in the Court of Federal Claims in 2001. As a result of this lawsuit and related agreements, TVA has collected approximately $172 million through 2016.

Tritium-Related Services.  TVA and the DOE are engaged in a long-term interagency agreement under which TVA will, at the DOE’s request, irradiate tritium producing burnable absorber rods to assist the DOE in producing tritium for the Department of Defense ("DOD").  This agreement, which ends in 2035, requires the DOE to reimburse TVA for the costs that TVA incurs in connection with providing irradiation services and to pay TVA an irradiation services fee at a specified rate per tritium-producing rod over the period when irradiation occurs.

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

TVA has provided irradiation services using only Watts Bar Unit 1 since 2003. Although the interagency agreement provides for irradiation services to be performed at Watts Bar and Sequoyah, TVA expects the Watts Bar site to provide sufficient capacity to fulfill this agreement. In December 2015, the DOE notified TVA of future increased needs for tritium requiring the use of a second reactor. TVA was a cooperating agency in the February 2016 DOE Final Supplemental Environmental Impact Statement for the Production of Tritium in a Commercial Light Water Reactor, in which DOE’s preferred alternative included use of an additional reactor. TVA is assessing the potential for tritium production in Watts Bar Unit 2 to meet the DOE’s future tritium needs.

Transmission

The TVA transmission system is one of the largest in North America.  TVA’s transmission system has 71 interconnections with 12 neighboring electric systems, and delivered nearly 159 billion kWh of electricity to TVA customers in 2016.  In carrying out its responsibility for transmission grid reliability in the TVA service area, TVA has operated with 99.999 percent reliability over the last 17 years in delivering electricity to customers. See Item 2, Properties — Transmission Properties.

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

Transmission upgrades may be required to maintain reliability when some coal-fired generating units are retired. TVA invested $362 million in such upgrades between 2011 and 2016, and estimates future expenditures for transmission upgrades required as a result of retired coal-fired units to be approximately $70 million for 2017 to 2020. Upgrades may include enhancements to existing lines and substations or new installations as necessary to provide adequate power transmission capacity, maintain voltage support, and ensure generating plant and transmission system stability.

Weather and Seasonality

Weather affects both the demand for and the market prices of electricity. TVA’s power system is generally a dual-peaking system in which the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Sales of Electricity.

Rainfall in the Upper Basin of the Tennessee Valley was 103 percent of normal for 2016 and 106 percent of normal in 2015. Also, runoff was 104 percent of normal in 2016 and 93 percent of normal in 2015. Runoff is the amount of rainfall that is not absorbed by vegetation or the ground and actually reaches the rivers and reservoirs that TVA manages. TVA’s conventional hydroelectric generation decreased eight percent in 2016 as compared to 2015, and increased six percent in 2015 as compared to 2014. Conventional hydroelectric generation was approximately 93 percent of normal in 2016 and 101 percent of normal in 2015.

Competition

TVA provides electricity in a service area that is largely free of competition from other electric power providers. This service area is defined primarily by two provisions of law: the fence and the anti-cherry-picking provision. The fence limits the region in which TVA or LPCs which distribute TVA power may provide power. The anti-cherry-picking provision limits the ability of others to use the TVA transmission system for the purpose of serving customers within TVA’s service area.  However, other utilities may use their own transmission lines to serve customers within TVA's service area, underscoring the need for TVA to strategically price its products and services and design rates to be competitive.  There have also been some efforts in the past to erode the protection of the anti-cherry-picking provision, and the protection of the anti-cherry-picking provision could be limited and perhaps eliminated by congressional legislation at some time in the future.

TVA also faces competition in the form of emerging technologies.  Improvements in energy efficiency technologies, growing smart technologies, and energy storage technologies may reduce the demand for centrally provided power. The growing interest by customers to generate their own power through distributed generation (including solar power) has the potential to lead to a reduction in the load served by TVA as well as cause TVA to re-evaluate how it operates the overall grid system to continue to provide highly reliable power at affordable rates.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Distributed Energy Resources.

Finally, TVA and other utility companies are facing an evolving marketplace of increased competition driven by customer choice and behavior. As technology develops, consumers' demands for the ability to access multiple products and customize services may increase, creating opportunities for growth with new products and services resulting from emerging technologies.

Research and Development

TVA makes annual investments in science and technological innovation to help meet future business and operational challenges. Each year, TVA’s annual research portfolio is updated based on a broad range of operational and industry drivers that help assess key technology gaps, performance issues, or other significant issues that should be addressed through research and development. Core research activities directly support optimization of TVA's generation and transmission assets, air and water quality, energy utilization, and distributed/clean energy integration.

In the area of energy utilization, TVA evaluates emerging energy efficiency and load management technologies for market and program readiness. TVA's efforts are directed towards demonstrating and validating the performance, reliability, and consumer acceptance of new efficiency technology as well as the value of energy efficiency and load management technologies for the consumer, the LPCs, and TVA. Current initiatives include:

•
Smart Houses — test houses built to evaluate residential building techniques, energy efficiency, demand response technologies, and consumer smart grid concepts in a controlled, simulated occupancy research environment;

•
Hyperefficient HVAC — nationwide utility collaboration evaluating six technologies for residential and commercial applications, including ductless heat pumps and air conditioners, variable capacity air conditioning, LED street and area lighting, and efficient data centers for the commercial sector;

•	Grid-Empowered Consumers — comparative field test to evaluate the energy and demand savings potential of grid-enabled residential appliances in 20 test homes; and

•
Electric Vehicle Readiness — coordination of activities with EPRI and industry stakeholders related to transportation electrification to support operational fleet requirements and the needs of LPCs to provide guidance on matters of plug-in electric vehicle grid integration and readiness for transportation electrification technologies.

Another area of focus for TVA is electric transportation and the continuing advancement of battery technology, infrastructure, and charging stations. Research in this area includes compatibility of charging stations to work efficiently with various types of electric vehicles, impact of charging stations on the power grid, refinement of power-system control processes to maximize energy efficiency, and development of smart charging strategies to maximize the potential of electricity to replace petroleum as the fuel of choice.

TVA and its LPCs are developing research technologies with the potential to advance an intelligent transmission system. Smart meter technology has the potential to shift usage patterns away from peak demand times which could change costs significantly. Additionally, an intelligent transmission system would give TVA the ability to nearly instantaneously diagnose problems, make corrections, and engage transmission and generation resources quickly so that power would keep flowing. This could promote reduced emissions, lower energy costs, and add greater flexibility to accommodate the new consumer-generated sources under TVA’s renewable energy programs. See Power Supply and Load Management Resources — Energy Efficiency, Demand Response, and Renewable Energy Programs.

Finally, TVA is evaluating smaller, clean power sources that can be aggregated to provide power necessary to meet regular demand. Research efforts into these clean DER seek to understand the scope and impact of DER on operations and business economics and to develop strategies for adapting to the evolving electricity landscape in the Tennessee Valley. Of particular interest is modeling existing and expected solar power deployments in the Tennessee Valley to evaluate the full extent of system impacts of those renewable resources. Initial economic analyses have been conducted to identify the value of DER (particularly photovoltaic solar generation) to both TVA and the LPC system. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Distributed Energy Resources.

Investments in TVA’s research portfolio are supported through partnership and collaboration with LPCs, EPRI and other research consortiums, the DOE and other federal agencies, national labs, peer utilities, universities, and industry vendors and participation in professional societies.

Flood Control Activities

The Tennessee River watershed has one of the highest annual rainfall totals of any watershed in the United States, averaging 51 inches per year. During 2016, approximately 55 inches of rain fell in the Tennessee Valley. TVA manages the Tennessee River system in an integrated manner, balancing hydroelectric generation with navigation, flood damage reduction, water quality and supply, and recreation. TVA spills or releases excess water through the tributary and main stem dams in order to reduce flood damage to the Tennessee Valley. TVA typically spills only when all available hydroelectric generating turbines are operating at full capacity and additional water still needs to be moved downstream.

Environmental Stewardship Activities

TVA’s mission includes managing the Tennessee River, its tributaries, and federal lands along the shoreline to provide, among other things, year-round navigation, flood damage reduction, affordable and reliable electricity, and, consistent with these primary purposes, recreational opportunities, adequate water supply, improved water quality, and natural resource protection.  There are 49 dams that comprise TVA’s integrated reservoir system. Each dam may also have ancillary structures used to support or assist the main dam's function. The reservoir system provides approximately 800 miles of commercially navigable waterways and also provides significant flood reduction benefits both within the Tennessee River system and downstream on the lower Ohio and Mississippi Rivers. The reservoir system also provides a water supply for residential and industrial customers, as well as cooling water for TVA’s coal-fired plants, combined cycle plants, and nuclear power plants. TVA’s Environmental Policy, which was adopted by the TVA Board in 2008, provides objectives for an integrated approach related to providing cleaner, reliable, and affordable energy, supporting sustainable economic growth, and engaging in proactive environmental stewardship. The Environmental Policy provides additional direction in several environmental stewardship areas, including water resource protection and improvements, sustainable land use, and natural resource management.
TVA serves the people of the TVA region through the integrated management of the Tennessee River system and public lands, which includes approximately 11,000 miles of shoreline, 650,000 surface acres of reservoir water, and 293,000 acres of reservoir lands.  TVA accomplishes this mission and supports the objectives of the TVA Environmental Policy through implementation of its Natural Resources Stewardship strategy.  Within this strategy, TVA confirms a desire to remain agile, balance competing demands, and be a catalyst for collaboration in order to protect and enhance biological, cultural, and water resources as well as create and sustain destinations for recreation and opportunities for learning and research.  As part of the strategy, TVA will also assist water-based community development with technical support, land agreements, and permitting using planning, clear regulations, meaningful guidelines, and consistent enforcement. Additional guidance for carrying out many of TVA's essential stewardship responsibilities is provided in TVA's Natural Resource Plan. The Natural Resource Plan will be reviewed and updated as needed.
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

TVA's economic development efforts helped recruit or expand over 244 companies into the TVA service area during 2016. These companies announced capital investments of over $8.3 billion and the expected creation and/or retention of over 72,100 jobs.

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

Federal Energy Regulatory Commission

Under the FPA, TVA is not a “public utility,” a term which primarily refers to investor-owned utilities.  Therefore, TVA is not subject to the full jurisdiction that FERC exercises over public utilities under the FPA.  TVA is, however, an “electric utility” and a “transmitting utility” as defined in the FPA and, thus, is directly subject to certain aspects of FERC’s jurisdiction.

Under Section 215 of the FPA, TVA must comply with certain standards designed to maintain transmission system reliability.  These standards are approved by FERC and enforced by NERC.

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

Sections 221 and 222 of the FPA, applicable to all market participants, including TVA, prohibit (1) reporting false information on the price of electricity sold at wholesale or the availability of transmission capacity to a federal agency with intent to fraudulently affect the data being compiled by the agency and (2) using manipulative or deceptive devices or contrivances in connection with the purchase or sale of power or transmission services subject to FERC’s jurisdiction.

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

Under Sections 316 and 316A of the FPA, FERC has authority to impose civil penalties of up to $1 million per day for each violation on entities subject to the provisions of Part II of the FPA, which includes the above provisions applicable to TVA.  Criminal penalties may also result from such violations.

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

Taxation and Tax Equivalents

TVA is not subject to federal income taxation.  In addition, neither TVA nor its property, franchises, or income is subject to taxation by states or their subdivisions.  Section 13 of the TVA Act does, however, require TVA to make tax equivalent payments to states and counties in which TVA conducts power operations or in which TVA has acquired properties previously subject to state and local taxation.  The total amount of these payments is five percent of gross revenues from the sale of power during the preceding year excluding sales or deliveries to other federal agencies and off-system sales with other utilities, with a provision for minimum payments under certain circumstances.  Except for certain direct payments TVA is required to make to counties, distribution of tax equivalent payments within a state is determined by individual state legislation.

Environmental Matters

TVA’s activities, particularly its power generation activities, are subject to comprehensive regulation under environmental laws and regulations relating to air pollution, water pollution, and management and disposal of solid and hazardous wastes, among other issues. Climate change and clean energy continue to be areas of focus relative to environmental regulation. TVA has been proactive in reducing its greenhouse gas emissions through a decreased reliance on coal-fired plants and an increased reliance on clean and renewable energy.

Clean Air Act

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air pollution. The major CAA programs that affect TVA’s power generation activities are described below.

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards ("NAAQS") for certain air pollutants. The EPA has done this for ozone, particulate matter ("PM"), sulfur dioxide ("SO2"), nitrogen dioxide ("NO2"), carbon monoxide, and lead. Over the years, the EPA has made the NAAQS more stringent. Each state must develop a plan to be approved by the EPA for achieving and maintaining NAAQS within its borders. These plans impose limits on emissions from pollution sources, including TVA fossil fuel-fired plants. Areas meeting a NAAQS are designated as attainment areas. Areas not meeting a NAAQS are designated as non-attainment areas, and more stringent requirements apply in those areas, including stricter controls on industrial facilities and more complicated permitting processes. TVA fossil fuel-fired plants can be impacted by these requirements. All TVA generating units either are located in areas designated as in attainment with the NAAQS, or are in areas where air quality meets the NAAQS and designation to attainment is expected soon. As of September 30, 2016, Knoxville was the only area in the Tennessee Valley region that was designated as non-attainment for fine PM NAAQS. TVA expects the EPA to designate the Knoxville area as attainment for fine PM NAAQS in the near future. However, as NAAQS become more stringent, utilities are expected to come under increasing pressure to further reduce emissions from their existing fossil fuel generating plants.

Currently, all areas of the Tennessee Valley meet the 2008 ozone NAAQS. On October 1, 2015, the EPA issued a final rule to revise the ozone NAAQS to 70 parts per billion ("ppb") from the 2008 standard of 75 ppb. The EPA is expected to make final designations in 2017. The Tennessee Valley has been showing improvements in regional air quality; however, the impacts of the 2015 ozone NAAQS on TVA and states in TVA's service territory are not possible to determine until the EPA makes designations in 2017 with respect to the 2015 ozone standard.

On March 2, 2015, the United States District Court for the Northern District of California approved a consent decree between the EPA and certain environmental petitioners in Sierra Club v. McCarthy. The consent decree set a schedule for the EPA to complete nationwide area designations with respect to the 2010 1-Hour SO2 NAAQS based on monitored air quality levels and SO2 source emission rates and amounts. Air quality modeling was required in 2016 to determine designation of areas around five TVA coal-fired plants. No areas around any TVA generating units are expected to be designated non-attainment. Lower SO2 permit limits well within the capability of existing control equipment are expected for TVA's Gallatin Fossil Plant ("Gallatin") and Paradise coal-fired units.

Cross State Air Pollution Rule. The EPA issued the Cross-State Air Pollution Rule ("CSAPR") in July 2011, requiring several states in the eastern United States to improve air quality relative to the 1997 ozone NAAQS and the 1997 and 2006 fine particle NAAQS by reducing power plant emissions that contribute to pollution in other states.  CSAPR replaced the Clean Air Interstate Rule ("CAIR"), a similar but less stringent rule. The U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the rule before implementation began, but the D.C. Circuit’s vacatur was reversed by the U.S. Supreme Court in April 2014.  Upon further proceedings on remand, the D.C. Circuit granted the EPA’s motion to restore CSAPR but delayed the compliance deadlines by three years.  Under the revised compliance deadlines, Phase I emission reductions in SO2 and NOX became effective on January 1, 2015, and will be followed by Phase II reductions that become effective on May 1, 2017.  TVA’s significant prior reductions in SO2 and NOX emissions and planned future reductions will aid in compliance with CSAPR.

On September 7, 2016, the EPA issued an update to CSAPR to address cross-state pollution relative to the 2008 ozone NAAQS, and also to respond to a July 2015 remand of the CSAPR emission budgets for certain states by the D.C. Circuit.  In this update, the EPA implemented more stringent the Phase II reductions for NOX that become effective on May 1, 2017.  However, TVA does not currently anticipate significant changes to its operations based on the CSAPR update rule.

Mercury and Air Toxics Standards for Electric Utility Units. In April 2012, the EPA promulgated a final rule establishing standards for hazardous air pollutants emitted from steam electric utilities. The Mercury and Air Toxics Standards ("MATS") rule requires additional controls for hazardous air pollutants, including mercury, non-mercury metals, and acid gases, for some of TVA’s coal-fired units by April 15, 2015, while the compliance date for units granted a one-year extension under the CAA was April 15, 2016. TVA has chosen to idle or retire some units in lieu of investing in additional controls.

The D.C. Circuit upheld the MATS rule on April 15, 2014. In June 2015, however, the United States Supreme Court remanded the rule, finding that the EPA was required to consider cost before deciding whether the regulation of hazardous air pollutants emitted from steam electric utilities was appropriate and necessary.

In April 2016, in response to the Supreme Court's remand, the EPA published the final Supplemental Finding That It is Appropriate and Necessary to Regulate Hazardous Air Pollutants from Coal- and Oil-Fired Electric Utility Steam Generating Units. Several groups have filed petitions with the D.C. Circuit challenging the EPA’s determination. The MATS rule will remain in effect while these challenges are pending, and TVA’s MATS compliance strategy will thus not be affected by these challenges.

In April 2016, in response to a request from TVA, the EPA issued an administrative order under the Clean Air Act to allow operation of Paradise Units 1 and 2 for a year beyond the MATS compliance date of April 15, 2016. The additional year will allow these units to continue to operate while the new combined cycle facility being built at the site becomes operational. TVA expects to retire Paradise Units 1 and 2 once this replacement capacity is available.

The Environmental Agreements. See Note 20 — Legal Proceedings — Environmental Agreements for a discussion of the Environmental Agreements, which discussion is incorporated herein by reference.

Acid Rain Program. Congress established the Acid Rain Program to achieve reductions in emissions of SO2 and NOx, the primary pollutants implicated in the formation of acid rain. The program includes a cap-and-trade emission reduction program for SO2 emissions from power plants. TVA continues to reduce SO2 and NOX emissions from its coal-fired plants, and the SO2 allowances allocated to TVA under the Acid Rain Program are sufficient to cover the operation of its coal-fired plants. In the TVA service area, the limitations imposed on NOx emissions by either the CAIR or CSAPR program are more stringent than the Acid Rain Program. Therefore, TVA forecasts that the Acid Rain Program will have no impact on TVA other than administrative reporting.

Regional Haze Program. In June 2005, the EPA issued the Clean Air Visibility Rule, amending its CY 1999 regional haze rule, which had established time lines for states to improve visibility in national parks and wilderness areas throughout the United States with a target of reaching no anthropogenic impacts on visibility in these areas by 2064. One requirement under the amended rule is that certain types of older existing sources are required to install best available retrofit technology. No additional controls or lower operating limits are required for any TVA units to meet best available retrofit technology requirements. On May 4, 2016, the EPA published the proposed rule "Protection of Visibility: Amendments to Requirements for State Plans." The proposed rule would change some of the requirements for Regional Haze State Implementation Plans ("Regional Haze SIPs"). TVA does not expect significant impacts to its operations from these changes, but specific impacts are not possible to predict until the rule is final and future Regional Haze SIPs are submitted to the EPA and approved.

Opacity. Opacity, or visible emissions, measures the denseness (or color) of power plant plumes and has traditionally been used by states as a means of monitoring good maintenance and operation of particulate control equipment. Under some conditions, retrofitting a unit with additional equipment to better control SO2 and NOx emissions can adversely affect opacity performance, and TVA and other utilities are addressing this issue. The evaluation of utilities' compliance with opacity requirements is coming under increased scrutiny, especially during periods of startup, shutdown, and malfunction. State implementation plans developed under the CAA typically exclude periods of startup, shutdowns, and malfunctions, but on June 12, 2015, the EPA finalized a rule to eliminate such exclusions. The EPA rule required states to modify their implementation plans by November 12, 2016. These new requirements could reduce flexibility and increase operational costs for TVA’s coal-fired plants.

Petition to Expand the Ozone Transport Region. On December 9, 2013, eight of the twelve states that make up the Ozone Transport Region ("OTR") submitted a petition to the EPA requesting that nine states, including Kentucky and Tennessee, be added to the OTR. The EPA has 180 days under the CAA to act on such a petition. On October 6, 2016, six of the eight states filing the petition sued the EPA in the U.S. District Court for the Southern District of New York, asking the court to require the EPA to act on the petition by a date certain. TVA is unable to predict the outcome of the litigation at this time. Should the petition ultimately be granted, additional NOx reductions may be required from electric generating units and other sources in the states added to the OTR. New and modified sources in states added to the OTR would be required to have state of the art controls and meet other requirements as well.

Climate Change

Regulation. On August 3, 2015, the EPA issued the Clean Power Plan, a rule under section 111(d) of the Clean Air Act, to reduce carbon emissions from existing power plants burning fossil fuels. The Clean Power Plan, which is part of President Obama’s Climate Action Plan strategy, establishes state-specific emission goals to lower CO2 emissions from power plants, targeting a 32 percent nationwide reduction in CO2 emissions from 2005 levels by 2030. The EPA established an “interim goal” that states must meet on average over the eight-year period from 2022-2029 and a “final goal” that states must meet in 2030 and thereafter based on a two-year average. States were required to submit to the EPA final plans, or “initial plans” with a request for an extension, by September 6, 2016. States that received an extension are required to submit final plans by September 6, 2018.

On February 9, 2016, the aforementioned requirements were suspended when the U.S. Supreme Court granted a stay of the Clean Power Plan. The stay will remain in place while the D.C. Circuit reviews the rule and during any subsequent appeals to the U.S. Supreme Court that may occur after the D.C. Circuit issues its opinion. The stay means that the Clean Power Plan has no legal effect while courts are reviewing the rule to determine whether it is lawful. The D.C. Circuit, sitting en banc, heard oral arguments on the Clean Power Plan on September 27, 2016.

On August 3, 2015, the EPA also finalized New Source Performance Standards for carbon emissions from new, modified, and reconstructed power plants. These standards apply to two types of fossil fuel-fired sources: (1) stationary combustion turbines, generally firing natural gas, and (2) electric utility steam generating units, generally firing coal. These standards reflect the degree of emission limitation achievable through the application of the best system of emission reduction ("BSER") that the EPA has determined to be adequately demonstrated for each type of source. These standards will apply to the new combined-cycle plants that TVA is constructing at its Allen and Paradise facilities, and TVA believes that its current plans for those plants will enable it to comply with the new standards.

Executive Actions. To strengthen the Administration's efforts to increase government-wide energy efficiency and sustainability and implement goals in the President’s June 2013 Climate Action Plan, President Obama issued a memorandum on December 5, 2013, requiring that at least 20 percent of the total amount of energy consumed by each federal agency in any fiscal year, starting in 2020, be renewable energy. TVA is on track to achieve the aforementioned 2020 goal of the Presidential Memorandum. In addition, on March 25, 2015, President Obama issued Executive Order 13693, which directed each federal agency to ensure that, starting in 2025 and continuing each year thereafter, no less than 30 percent of the total amount of building electric energy is renewable electric energy. TVA has submitted a climate adaptation plan as required by Executive Order 13693, and TVA is aligning the federal climate adaption plan with climate resiliency planning. The Executive Order also established a clean energy target for federal agencies to achieve 25 percent of total building energy from renewable plus thermal energy by 2025.

On April 21, 2015, the Administration released the initial installment of its Quadrennial Energy Review ("QER"). In the QER, the Administration announced that the DOE is creating a partnership with 17 energy companies, including TVA, to improve infrastructure resilience against extreme weather and climate change.

On August 1, 2016, the White House Council on Environmental Quality released final guidance to federal agencies on the consideration of the effects of greenhouse gas emissions and climate change in reviews of their proposed actions conducted under the National Environmental Policy Act ("NEPA"). This final guidance replaces two previous drafts and extends their scopes to include land and resource management actions. TVA does not anticipate significant changes to its NEPA procedures as a result of the final guidance.

International Accords. On September 3, 2016, the United States formally ratified the Paris agreement. The agreement met the threshold of at least 55 countries that account for at least 55 percent of global greenhouse gas emission and formally entered into force on November 4, 2016. The durability of the Paris agreement commitments is uncertain.

Litigation. In addition to legislative activity, climate change issues have been the subject of a number of lawsuits, including lawsuits against TVA.

Indirect Consequences of Regulation or Business Trends. Legal, technological, political, and scientific developments regarding climate change may create new opportunities and risks. The potential indirect consequences could include an increase or decrease in electricity demand, increased demand for generation from alternative energy sources, and subsequent impacts to business reputation and public opinion. See Power Supply and Load Management Resources above.

Physical Impacts of Climate Change. TVA manages the potential effects of climate change on its mission, programs, and operations within its environmental management processes. In June 2014, TVA issued an updated Statement on Climate Change Adaptation and annually updates its Climate Change Adaptation Plan. TVA's Climate Change Adaptation Plan was last updated in June 2016.

Actions Taken by TVA to Reduce GHG Emissions. TVA has reduced greenhouse gas ("GHG") emissions from both its generation stations and its operations.  As discussed earlier in this Item 1, Business, recent TVA Board actions have focused on TVA’s plan to balance its coal-fired generation by increasing its nuclear capacity, modernizing its hydroelectric generation system, increasing natural gas-fired generation, installing emission control equipment on certain of its coal-fired units, increasing its purchases of renewable energy, and investing in energy efficiency initiatives to reduce energy use in the Tennessee Valley.  Additionally, TVA has invested to reduce energy use in its operations.  The combination of more stringent environmental regulations, lower natural gas prices, and lower demand for energy across the Tennessee Valley has reduced the utilization of coal-fired generation.  These factors have resulted in lower CO2 emissions from the TVA system.

Renewable/Clean Energy Standards

Twenty-nine states and the District of Columbia have established enforceable or mandatory requirements for electric utilities to generate a certain amount of electricity from renewable sources.  One state within the TVA service area, North Carolina, has a mandatory renewable standard that, while not applying directly to TVA, does apply to TVA’s LPCs serving retail customers in that state.  TVA's policy is to provide compliance assistance to any distributor of TVA power, and TVA is providing assistance to the four LPCs that sell TVA power in North Carolina.  Likewise, the Mississippi Public Service Commission adopted an energy efficiency rule applying to electric and natural gas providers in the state, and TVA is supplying information on participation in ERS efforts to support the covered Mississippi LPCs.

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

Hydrothermal Discharges. The EPA and many states continue to focus regulatory attention on potential effects of hydrothermal discharges. Many TVA plants have variances from thermal standards under Section 316(a) of the Clean Water Act that are subject to review as NPDES permits are renewed. Specific data requirements in the future will be determined based on negotiations between TVA and regulators. If plant thermal limits are made more stringent, TVA may have to install cooling towers at some of its plants and operate installed cooling towers more often. This could result in a substantial cost to TVA.

Steam-Electric Effluent Guidelines. On November 3, 2015, the EPA published a final rule to revise the existing steam electric effluent limitation guidelines ("ELGs") that updates the existing technology-based water discharge limitations for power plants nationwide.  The new ELGs establish more stringent performance standards for existing and new sources that will require power plants that generate more than 50 MW to regulate discharges of toxic pollutants from seven primary wastewater streams.  The primary impact for TVA is on the operation of existing and any potential new coal-fired generation facilities.  The rule has the potential to impact long-term investment decisions being made relative to the long-term compliance and operability of TVA coal-fired units. Compliance with new requirements is required in the 2018-2023 timeframe and will necessitate major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling is mandated by the rule.  The rule also requires either dry bottom ash handling systems or “no discharge” recycle of bottom ash transport waters.  In addition, new technology-based limits on flue gas desulfurization wastewater require primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.

With regard to its Cumberland Fossil Plant ("Cumberland"), TVA contends the ELG rulemaking did not appropriately consider available data that could affect these national limits as they applied at Cumberland given its unique “once-through” scrubber design.  TVA is working with the State of Tennessee and the EPA in an effort to address this issue. Compliance with the rule at Cumberland without modification to address the unique design could cause TVA to incur disproportionately high costs at Cumberland or experience other operational outcomes which TVA cannot predict at this time.

Other Clean Water Act Requirements. As is the case in other industrial sectors, TVA and other utilities are also facing more stringent requirements related to the protection of wetlands, reductions in storm water impacts from construction activities, new water quality criteria for nutrients and other pollutants, new wastewater analytical methods, and regulation of pesticide discharges. In addition, other new environmental regulations related to mining of coal in the Appalachian region under the Clean Water Act may increase the cost of coal that TVA purchases for its plants.

Cleanup of Solid and Hazardous Wastes

Liability for releases and cleanup of hazardous substances is imposed under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes. In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA Sites. TVA operations at some of its facilities have resulted in contamination that TVA is addressing including at TVA's Environmental Research Center ("ERC") at Muscle Shoals, Alabama. At September 30, 2016, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate is approximately $23 million and is included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheet. In addition, the ERC has an active groundwater monitoring program as part of a Resource Conservation and Recovery Act ("RCRA") Corrective Action Permit.

Non-TVA Sites. TVA is aware of alleged hazardous-substance releases at certain non-TVA areas for which it may have some liability. See Note 20 — Contingencies — Environmental Matters.

Coal Combustion Residuals. The EPA published its final rule governing CCRs on April 17, 2015, and the rule became effective October 19, 2015. The rule regulates CCRs as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act. While states may adopt the rule's requirements into their regulatory programs, the rule does not require states to adopt the requirements. Although the rule became effective October 19, 2015, certain provisions have later effective dates. TVA’s review of the final rule indicates that the rule offers adequate flexibility for compliance. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities for a discussion of the impact on TVA’s operations, including the cost and timing estimates of related projects.

In August 2015, the Tennessee Department of Environment and Conservation ("TDEC") issued an order that (1) allowed TDEC to oversee TVA’s implementation of the EPA’s CCR rule and (2) required TVA to assess CCR contamination risks at seven of TVA’s eight coal-fired plants in Tennessee and to remediate any unacceptable risks.  The TDEC order does not allege that TVA is violating any CCR regulatory requirements nor does it assess TVA penalties.  The TDEC order sets out an iterative process through which TVA and TDEC will identify and evaluate any CCR contamination risks and, if necessary, respond to such risks.
Groundwater Contamination. Environmental groups and state regulatory agencies are increasing their attention on groundwater contamination associated with coal combustion residuals ("CCRs") management activities.  Seven of TVA’s 10 coal-fired plants are in some level of state regulatory groundwater assessment.  Four of those plants (Colbert, Gallatin, Cumberland, and Shawnee) have investigations beyond monitoring and reporting.  Five of the seven TVA coal-fired plants (Gallatin, Shawnee, Paradise, Johnsonville, and Widows Creek) have groundwater remediation monitoring with state regulatory involvement. As a result of these assessments and increased attention, TVA may have to change how it manages CCRs at some of its plants, potentially resulting in higher costs. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Generation Resources — Coal Combustion Residual Facilities.
Environmental Investments

From the 1970's to 2016, TVA spent approximately $6.5 billion on controls to reduce emissions from its coal-fired power plants. In addition, TVA has reduced emissions by idling or retiring coal-fired units and relying more on cleaner energy resources including natural gas and nuclear generation.

SO2 Emissions and NOx Emissions. To reduce SO2 emissions, TVA operates scrubbers on 19 of its coal-fired units with scrubbers currently under construction on two additional units, and switched to lower-sulfur coal at 20 coal-fired units. To reduce NOx emissions, TVA operates SCRs on 18 coal-fired units with SCRs currently under construction on six additional units, operates selective non-catalytic reduction systems on four units, operates low-NOX burners or low-NOX combustion systems on 19 units, operates over-fire air on six cyclone units, optimized combustion on six units, and operates NOX control equipment year round when units are operating (except during start-up, shutdown, and maintenance periods). TVA has also retired or announced plans to retire 33 of 59 coal-fired units. Except for seven units at Shawnee, the remaining coal-fired units will either have scrubbers and SCRs or be retired. See Power Supply and Load Management Resources — Coal-Fired above.

Particulate Emissions. To reduce particulate emissions of air pollutants, TVA has equipped all of its coal-fired units with scrubbers, mechanical collectors, electrostatic precipitators, and/or bag houses.

Primarily due to the actions described above, emissions of NOx have been reduced by 92 percent below peak 1995 levels and emissions of SO2 have been reduced by 94 percent below 1977 levels through CY 2015. For CY 2015, TVA’s emission of CO2 from its sources was approximately 70.1 million tons, a 34 percent reduction from 2005 levels. To remain consistent and provide clear information and to align with the EPA’s reporting requirements, TVA will continue to report CO2 emissions on a CY basis.

There could be additional material costs if further reductions of GHGs, including CO2, are mandated by legislative, regulatory, or judicial actions and if more stringent emission reduction requirements for conventional pollutants are established. These costs cannot reasonably be predicted at this time because of the uncertainty of these actions. A number of emerging EPA regulations establishing more stringent air, water, and waste requirements could result in significant changes in the structure of the U.S. power industry, especially in the eastern half of the country.

TVA currently anticipates spending significant amounts on environmental projects through 2025, including investments in new clean energy generation including natural gas, nuclear, and renewables to reduce TVA's overall environmental footprint.  TVA environmental project expenditures also result from coal-fired plant decommissioning and from effective ash management modernization. Based on TVA's decisions regarding certain coal-fired units under the Environmental Agreements, the amount and timing of expenditures could change.  See Power Supply and Load Management Resources — Coal-Fired above and Estimated Required Environmental Expenditures below.

Estimated Required Environmental Expenditures

The following table contains information about TVA’s current estimates on projects related to environmental laws and regulations.

Air, Water, and Waste Quality Estimated Potential Environmental Expenditures(1) At September 30, 2016 (in millions)
	Estimated Timetable	Total Estimated Expenditures
Coal combustion residual conversion program(2)	2017-2022	$1,200
Proposed clean air control projects(3)	2017-2021	375
Clean Water Act requirements(4)	2017-2023	400
Notes
(1) These estimates are subject to change as additional information becomes available and as laws or regulations change.
(2)  Includes costs associated with pond closures, conversion of wet to dry handling, and landfill activities. In April 2015, the EPA finalized rules related to CCRs. TVA is continuing to evaluate the rules and their impact on its operations, including the cost and timing estimates of related projects. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Initiatives and Challenges — Coal Combustion Residual Facilities.
(3)  Includes air quality projects that TVA is currently planning to undertake to comply with existing and proposed air quality regulations, but does not include any projects that may be required to comply with potential GHG regulations or transmission upgrades.
(4)  Includes projects that TVA is currently planning to comply with revised rules under the Clean Water Act (i.e., Section 316(b) and effluent limitation guidelines for steam electric power plants).

Employees

On September 30, 2016, TVA had 10,691 employees, of whom 3,821 were trades and labor employees.  Neither the federal labor relations laws covering most private sector employers nor those covering most federal agencies apply to TVA.  However, the TVA Board has a long-standing policy of acknowledging and dealing with recognized representatives of its employees, and that policy is reflected in long-term agreements to recognize the unions (or their successors) that represent TVA employees.  Federal law prohibits TVA employees from engaging in strikes against TVA.

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

Greenhouse gases.  The EPA has issued regulations concerning CO2 emissions from existing power plants burning fossil fuels. Costs to comply with these regulations, as well as future regulations regarding CO2 and other GHGs, may negatively impact TVA's cash flows, financial position, and results of operations.  The cost impact of legislation or regulation cannot be determined at this time.

Coal combustion residuals.  The EPA has issued regulations concerning CCRs and has given the public the right to sue to enforce these regulations. In addition, state governments have either ordered additional actions concerning CCRs or may do so in the future.  These regulations or orders may expose TVA to additional litigation, require TVA to make additional capital expenditures, increase operating and maintenance costs, or even cause it to shut down certain facilities.

Renewable energy portfolio standards.  TVA is not currently obligated to provide a percentage of the power it sells from renewable sources but may be required to do so in the future.  Such developments could require TVA to make significant capital expenditures, increase its purchased power costs, or make changes in how it operates its facilities.

Endangered species. Additional listing of threatened or endangered species could require TVA to change how or where it conducts its operations, with potentially adverse financial impacts on TVA.

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

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events and seismic events. Complying with these or other requirements adopted by the NRC may require significant capital expenditures and may negatively affect TVA's cash flows, results of operations, financial condition, and reputation. Should TVA be unable to comply with the requirements, TVA may not be able to operate its nuclear facilities as currently contemplated by TVA's generation plans.

TVA is involved in various legal and administrative proceedings whose outcomes may affect TVA's finances and operations.

TVA is involved in various legal and administrative proceedings and is likely to become involved in other legal proceedings in the future in the ordinary course of business, as a result of catastrophic events or otherwise.  Although TVA cannot predict the outcome of the individual matters in which TVA is involved or will become involved, the resolution of these matters could require TVA to make expenditures in excess of established reserves and in amounts that could have a material adverse effect on TVA's cash flows, results of operations, and financial condition.  Similarly, resolution of any such proceedings may require TVA to change its business practices or procedures and may require TVA to reduce emissions from its coal-fired units, including emissions of GHGs, to a greater extent than TVA had planned, or even cease operating those units.

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

Among other projects, TVA is constructing two natural gas-fired plants, scheduling major upgrades to and modernization of current generating plants, including the extended power uprate project at Browns Ferry, and evaluating construction of more generating facilities in the future.  These activities involve risks of overruns in the cost of labor and materials as well as risks of schedule delays, which may result from, among other things, changes in laws or regulations, lack of productivity, human error, and the failure to schedule activities properly.  In addition, if TVA does not obtain the necessary regulatory approvals or licenses, is otherwise unable to complete the development or construction of a facility, decides to cancel construction of a facility, or incurs delays or cost overruns in connection with constructing a facility, TVA's cash flows, financial condition, and results of operations could be negatively affected.  Further, if construction projects are not completed according to specifications, TVA may suffer, among other things, delays in receiving licenses, reduced plant efficiency, reduced transmission system integrity and reliability, and higher operating costs.

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

TVA has seven operating nuclear units.  Risks associated with these units include the following:

Nuclear Risks.  A nuclear incident at one of TVA's facilities could have significant consequences including loss of life, damage to the environment, damage to or loss of the facility, and damage to non-TVA property.  Although TVA carries certain types of nuclear insurance, the amount that TVA is required to pay in connection with a nuclear incident could significantly exceed the amount of coverage provided by insurance. Any nuclear incident in the United States, even at a facility that is not operated by or licensed to TVA, has the potential to impact TVA adversely by obligating TVA to pay up to $133 million per year and a total of $891 million per nuclear incident under the Price-Anderson Act. Any such nuclear incident could also negatively affect TVA by, among other things, obligating TVA to pay retrospective insurance premiums, reducing the availability and affordability of insurance, increasing the costs of operating nuclear units, or leading to increased regulation or restriction on the construction, operation, and decommissioning of nuclear facilities.  Moreover, Congress could impose revenue-raising measures on the nuclear industry to pay claims exceeding the limit for a single incident under the Price-Anderson Act. Further, the availability or price of insurance may be impacted by TVA's acts or omissions, such as a failure to properly maintain a facility, or events outside of TVA's control, such as an equipment manufacturer's inability to meet a guideline, specification, or requirement.

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

TVA’s facilities and information infrastructure may not operate as planned due to physical or cyber threats to TVA’s security.

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

Physical Attacks. TVA’s operations are located over wide areas and are protected by automated monitoring systems, TVA Police and local law enforcement, TVA employees, or a combination thereof. However, it may not be possible to effectively deter or prevent attacks, including vandalism and more significant acts, at all TVA facilities. Such attacks could pose health and safety risks, significantly disable or destroy TVA assets, interfere with TVA’s operations, result in additional regulatory or security requirements, and negatively affect TVA’s cash flows, results of operations, and financial condition.

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

Many of TVA's generating units have been operating for several decades and have been in nearly constant service since they were completed. Additionally, certain of TVA's newer assets have experienced operating issues and manufacturing defects in essential equipment. If TVA's generation and transmission assets or their supporting infrastructure fails to operate as planned, if necessary repairs or upgrades are delayed or cannot be completed as quickly as anticipated, or if necessary spare parts are unavailable, TVA, among other things:

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

TVA's cash flows, results of operations, and financial condition may be adversely affected, either directly or indirectly, by catastrophic events such as fires, earthquakes, explosions, solar events, electromagnetic pulses, droughts, floods, tornadoes, wars, national emergencies, terrorist activities, pandemics, and other similar destructive or disruptive events.  These events, the frequency and severity of which are unpredictable, may, among other things, lead to legislative or regulatory changes that affect the construction, operation, and decommissioning of nuclear units and the storage of spent fuel; limit or disrupt TVA's ability to generate and transmit power; limit or disrupt TVA's ability to provide flood control and river management; reduce the demand for power; disrupt fuel or other supplies; require TVA to produce additional tritium; lead to an economic downturn; require TVA to make substantial capital investments for repairs, improvements, or modifications; and create instability in the financial markets.  If public opposition to nuclear power makes operating nuclear plants less feasible as a result of any of these events, TVA may be forced to shut down its nuclear plants.  This would make it substantially more difficult for TVA to obtain greater amounts of its power supply from low or zero carbon emitting resources and to replace its generation capacity when faced with retiring or idling certain coal-fired units.  Additionally, some studies have predicted that climate change may cause catastrophic events, such as droughts and floods, to occur more frequently in the Tennessee Valley region, which could adversely impact TVA.

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

An inadequate supply of water in the Tennessee River system and Cumberland River system could negatively impact TVA's cash flows, results of operations, and financial condition by reducing generation not only at TVA's hydroelectric plants but also at its coal-fired and nuclear plants, which depend on water from the river systems near which they are located for cooling and for use in boilers where water is converted into steam to drive turbines.  An inadequate supply of water could result, among other things, from periods of low rainfall or drought, the withdrawal of water from the river systems by governmental entities or others, and incidents affecting bodies of water not managed by TVA.  While TVA manages the Tennessee River and a large portion of its tributary system to provide much of the water necessary for the operation of its power plants, the USACE operates and manages other bodies of water upon which some of TVA's facilities rely.  Events at these bodies of water or their associated hydroelectric facilities may interfere with the flow of water and may result in TVA's having insufficient water to meet the needs of its plants.  If TVA has insufficient water to meet the needs of its plants, TVA may be required to reduce generation at its affected facilities to levels compatible with the available supply of water.

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

TVA may have to make significant contributions in the future to fund its qualified pension plan.

At September 30, 2016, TVA's qualified pension plan had assets of approximately $7.1 billion compared to liabilities of approximately $13.1 billion.  The plan is mature with approximately 24,000 retirees and beneficiaries receiving benefits of over $700 million per year. The costs of providing benefits depend upon a number of factors, including, but not limited to, provisions of the plan; changing experience and assumptions related to terminations, retirements, and mortality; rates of increase in compensation levels; rates of return on plan assets; discount rates used in determining future benefit obligations and required funding levels; optional forms of benefit payments selected; future government regulation; and levels of contributions made to the plan.

Any of these factors or any number of these factors could keep at high levels, or even increase, the costs of providing benefits and require TVA to make contributions to the plan in amounts that significantly exceed TVA's planned contributions.  Unfavorable financial market conditions may result in lower expected rates of return on plan assets, loss in value of the investments, and lower discount rates used in determining future benefit obligations.  These changes would negatively impact the funded status of the plan. Additional contributions to the plan and absorption of additional costs would negatively affect TVA's cash flows, results of operations, and financial condition.

Approaching or reaching TVA's debt ceiling could limit TVA's ability to carry out its business.  Additionally, TVA's debt ceiling could be made more restrictive.

The TVA Act provides that TVA can issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2016, TVA had $24.1 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $150 million, unamortized debt issue costs of $62 million, and net discount on sale of Bonds of $100 million).

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

A downgrade below a contractual threshold may prevent TVA from borrowing under three credit facilities totaling $2.5 billion or posting letters of credit as collateral under these facilities. At September 30, 2016, there were $1.4 billion of letters of credit outstanding under these facilities. If TVA were no longer able to post letters of credit as collateral, TVA's liquidity would be negatively affected, for TVA would likely have to post cash as collateral instead of letters of credit.

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

Demand for electricity may significantly decline or change, negatively affecting TVA's cash flows, results of operations, and financial condition.

Some of the factors that could reduce or change the demand for electricity include, but are not limited to, the following:

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

Change in demands for electricity generated from renewable sources. TVA has been adapting its generation mix to account for the growing preference for electricity generated by renewable sources, such as solar or wind, rather than fossil-fuel sources. If demand by customers for power that is largely or exclusively generated from renewable sources exceeds TVA’s ability to produce such power, TVA might have to change how it operates and may incur additional expense in meeting this demand.

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

Interest Rate Risk.  Changes in interest rates may increase the amount of interest that TVA pays on new Bonds that it issues, decrease the return that TVA receives on short-term investments, decrease the value of the investments in the NDT, the ART, TVA's pension fund, the SERP and the LTDCP, increase the amount of collateral that TVA is required to post in connection with certain of its derivative transactions, and increase the losses on the mark-to-market valuation of certain derivative transactions into which TVA has entered.

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

Currency Exchange Rate Risk.  Over the next several years, TVA plans to spend a significant amount of capital on clean air projects, capacity expansion, and other projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA’s three issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including recent fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the “BREXIT” vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

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

TVA may be unable to use regulatory accounting for some or all costs.

TVA uses regulatory accounting to defer certain costs. To qualify for regulatory accounting, costs must meet certain accounting criteria and be approved for regulatory accounting treatment by the Board in its capacity as TVA’s regulator. If costs do not meet, or cease to meet, these criteria, or if the Board disallows the treatment or ceases to be TVA’s sole regulator in such areas, TVA may not be able to defer those costs. Such an inability to defer costs would likely have a substantial impact on TVA’s financial condition and results of operations and could impact the timing and amounts of TVA's rate recovery. For a discussion of regulatory accounting, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.

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

GENERAL BUSINESS RISKS

TVA's organizational structure may not adequately support TVA's anticipated business needs.

TVA has been modifying its organizational structure to better adapt to the forecasted economic environment. If TVA’s assumptions about either its forecasts or the proper internal structure of the company to meet the expected environment are inaccurate or if this structure does not adequately support TVA’s needs, then TVA could face operational or financial challenges that could adversely affect TVA's cash flows, results of operations, and financial condition as well as TVA’s ability to attract or retain a skilled workforce.

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

TVA's business depends on its ability to recruit and retain key executive officers as well as skilled professional and technical employees.  The inability to attract and retain an appropriately qualified workforce could adversely affect TVA's ability to, among other things, operate and maintain generation and transmission facilities, complete large construction projects, and successfully implement its organizational transformation efforts.

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

Generating Properties

At September 30, 2016, TVA-operated generating assets consisted of 35 active coal-fired units, 6 nuclear units, 109 conventional hydroelectric units, 4 pumped-storage units, 12 combined-cycle power blocks, 87 simple-cycle units, 5 diesel generator units, one wind energy site (out of service), and 14 solar sites.  See Note 12 — Lease/Leasebacks. In addition, TVA has biomass co-firing potential at its coal-fired sites.  As of September 30, 2016, 24 of the simple-cycle combustion turbine units and four of the combined-cycle power blocks were leased to private entities and leased back to TVA under long-term leases. In addition, TVA is leasing the three Caledonia combined-cycle power blocks under a long-term lease. TVA is in the process of constructing additional generating assets. For a discussion of these assets, see Item 1, Business — Power Supply and Load Management Resources.

Net Capability

The following table summarizes TVA's summer net capability in megawatts ("MW") at September 30, 2016:

SUMMER NET CAPABILITY(1) At September 30, 2016
Source of Capability	Location	Number of Units	Summer Net Capability (MW)	Date First Unit Placed in Service	Date Last Unit Placed in Service
TVA-Operated Generating Facilities
Coal-Fired
Allen(2)	Tennessee	3	741	1959	1959
Bull Run	Tennessee	1	865	1967	1967
Cumberland	Tennessee	2	2,470	1973	1973
Gallatin	Tennessee	4	976	1956	1959
Johnsonville	Tennessee	4	428	1951	1959
Kingston	Tennessee	9	1,398	1954	1955
Paradise	Kentucky	3	2,201	1963	1970
Shawnee	Kentucky	9	1,206	1953	1955
Total Coal-Fired		35	10,285
Nuclear
Browns Ferry	Alabama	3	3,309	1974	1977
Sequoyah	Tennessee	2	2,292	1981	1982
Watts Bar(3)	Tennessee	1	1,135	1996	1996
Total Nuclear		6	6,736
Hydroelectric
Conventional Plants	Alabama	36	1,176	1925	1962
	Georgia	2	35	1931	1956
	Kentucky	5	223	1944	1948
	North Carolina	6	492	1940	1956
	Tennessee	60	1,845	1912	1972
Pumped-Storage(4)	Tennessee	4	1,616	1978	1979
Total Hydroelectric		113	5,387
Natural Gas and/or Oil-Fired(5)(6)
Simple-Cycle Combustion Turbine
Allen	Tennessee	20	456	1971	1972
Brownsville	Tennessee	4	468	1999	1999
Colbert	Alabama	8	392	1972	1972
Gallatin	Tennessee	8	642	1975	2000
Gleason	Tennessee	3	500	2000	2000
Johnsonville	Tennessee	20	1,276	1975	2000
Kemper	Mississippi	4	348	2002	2002
Lagoon Creek	Tennessee	12	1,048	2001	2002
Marshall County	Kentucky	8	608	2002	2002
Subtotal Simple-Cycle Combustion Turbine		87	5,738
Combined-Cycle Combustion Turbine
Ackerman(7)	Mississippi	1	713	2007	2007
Caledonia(8)	Mississippi	3	765	2003	2003
John Sevier(9)	Tennessee	1	871	2012	2012
Lagoon Creek(10)	Tennessee	1	525	2010	2010
Magnolia	Mississippi	3	918	2003	2003
Southaven	Mississippi	3	780	2003	2003
Subtotal Combined-Cycle Combustion Turbine		12	4,572
Total Natural Gas and/or Oil-Fired		99	10,310
Diesel Generator
Meridian	Mississippi	5	9	1998	1998
Total Diesel Generators		5	9
TVA Renewable Resources (non-hydro)(11)			< 1
Total TVA-Operated Generating Facilities			32,727
Contract Renewable Resources(12)(13)			204
Power Purchase and Other Agreements(14)			3,531
Total Summer Net Capability			36,462

Notes
(1) Net capability is defined as the ability of an electric system, generating unit, or other system component to carry or generate power for a specified time period and does not include operational limitations such as derates.
(2) Eight MW of cofired methane at Allen are presented as coal generation as opposed to TVA Renewable Resources.
(3) Watts Bar Unit 2 with a nameplate capacity of 1,220 MW commenced commercial operations on October 19, 2016.
(4) See Item 1, Business — Power Supply and Load Management Resources — Hydroelectric and Other Renewable Energy Resources — Conventional Hydroelectric Dams for a discussion of Hiwassee Hydro Unit 2.
(5) See Generating Properties above for a discussion of TVA-operated natural gas and/or oil-fired facilities subject to leaseback and long-term lease arrangements.
(6) Peak firing of simple-cycle combustion turbine units accounts for 333 MW of short-term capability.
(7) Ackerman Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(8) Caledonia Combined Cycle Plant is currently a leased facility operated by TVA.
(9) John Sevier Combined Cycle Facility is a single steam cycle unit driven by three gas turbines (3x1 configuration).
(10) Lagoon Creek Combined Cycle Facility is a single steam cycle unit driven by two gas turbines (2x1 configuration).
(11) TVA owns 0.4 MW of solar installations at 14 sites.
(12) Contract Renewable Resources include Generation Partners, Renewable Standard Offer, and 15 wind turbine generators located on Buffalo Mountain.
(13) Solar and wind resources are listed at nameplate capacity.
(14) Power Purchase and Other Agreements includes renewable resources. See Item 1, Business — Power Supply and Load Management Resources — Purchased Power and Other Agreements for information on renewable energy power purchase contracts.

Transmission Properties

TVA’s transmission system interconnects with systems of surrounding utilities and consists primarily of the following assets:

•	Approximately 2,500 circuit miles of 500 kilovolt, 11,500 circuit miles of 161 kilovolt, and 2,200 circuit miles of other voltage transmission lines;

•	510 transmission substations, power switchyards, and switching stations; and

•	1,314 customer connection points (customer, generation, and interconnection).

At September 30, 2016, certain qualified technological equipment and other software related to TVA’s transmission system were leased to private entities and leased back to TVA under long-term leases.

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

Buildings

TVA has a variety of buildings and structures located throughout its service area including generation and transmission facilities, corporate offices, customer service centers, power service centers, warehouses, visitor centers, and crew quarters. The most significant of these buildings are its Knoxville Office Complex ("KOC") and the Chattanooga Office Complex in Tennessee as well as a significant number of buildings in Muscle Shoals, Alabama. In 2013, TVA initiated a study of its real estate portfolio for the purpose of reducing cost, right-sizing the portfolio, and aligning its real estate with TVA’s strategic direction over the next 10 to 20 years. As part of this effort, TVA also plans to draft and implement a strategy to further reduce its Muscle Shoals property, including the disposition of 970 acres approved by the TVA Board in 2012. In 2016, TVA also completed a comprehensive assessment of its real estate holdings in the Knoxville region including the KOC and adjacent Summer Place Complex ("SPC"). As a result of this study, TVA is considering selling both the KOC and SPC and replacing them with a new, build-to-suit building in downtown Knoxville. On September 29, 2016, TVA released a draft environmental assessment related to the sale of the KOC and SPC. Evaluation of the real estate portfolio is continuing.

TVA’s efforts are in alignment with the President’s 2013 “Freeze the Footprint" policy, which requires federal agencies to freeze their real property footprint and the 2015 “National Strategy for Real Property" policy requiring agencies to reduce, rather than freeze, real estate footprints beginning in 2016.

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

During 2016, the TVA Board declared the Bellefonte site surplus and directed the sale of some or all of the site at public auction.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the years 2012 through 2016 should be read in conjunction with the audited financial statements and notes thereto (collectively, the "Consolidated Financial Statements") presented in Item 8, Financial Statements and Supplementary Data.  Certain reclassifications have been made to the 2012, 2013, 2014, and 2015 financial statement presentations to conform to the 2016 presentation.

Selected Financial Data(1)(2) For the years ended, or at, September 30 (dollars in millions)
	2016	2015	2014	2013	2012
Sales (millions of kWh)	155,855	158,163	158,057	161,925	165,255

Peak load (MW)(3)	29,824	32,751	33,352	28,726	31,098

Operating revenues	$10,616	$11,003	$11,137	$10,956	$11,220

Fuel expense	$2,126	$2,444	$2,730	$2,820	$2,680

Purchased power expense	$964	$950	$1,094	$1,027	$1,189

Operating and maintenance expense	$2,842	$2,838	$3,341	$3,428	$3,510

Net interest expense	$1,136	$1,133	$1,169	$1,226	$1,273

Net income	$1,233	$1,111	$469	$271	$60

Construction expenditures	$2,710	$2,850	$2,384	$2,051	$2,119

Total assets	$50,494	$48,745	$45,514	$46,015	$47,257

Financial obligations
Long-term debt, net(4)
Long-term power bonds, net	$20,901	$22,617	$21,880	$22,239	$20,200
Long-term debt of variable interest entities, net	$1,199	$1,233	$1,265	$1,296	$973
Long-term notes payable	$48	$—	$—	$—	$—
Total long-term debt, net	$22,148	$23,850	$23,145	$23,535	$21,173

Current debt, net(4)
Short-term debt, net	$1,407	$1,034	$596	$2,432	$1,507
Current maturities of power bonds	$1,555	$32	$1,032	$32	$2,308
Current maturities of long-term debt of variable interest entities	$35	$33	$32	$30	$13
Current maturities of notes payable	$27	$—	$—	$—	$—
Total current debt, net	$3,024	$1,099	$1,660	$2,494	$3,828

Total debt(4)	$25,172	$24,949	$24,805	$26,029	$25,001

Capital leases(5)	$181	$105	$109	$43	$35

Membership interests of variable interest entity subject to mandatory redemption(4)(5)	$35	$37	$39	$40	$—

Leaseback obligations	$467	$616	$691	$761	$1,203

Energy prepayment obligations	$210	$310	$410	$510	$612
Notes
(1)  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of certain items in 2016, 2015, and 2014 affecting results in those years.
(2)  See Item 1A, Risk Factors and Note 20 for a discussion of risks and contingencies that could affect TVA’s future financial results.
(3) TVA met an all-time summer peak demand of 33,482 MW on August 16, 2007, at 102 degrees Fahrenheit and an all-time winter peak demand of 33,352 MW on January 24, 2014, at 7.3 degrees Fahrenheit.
(4)  See Note 9 and Note 12 — Debt Outstanding.
(5)  Included in Accounts payable and accrued liabilities and Other long-term liabilities on the consolidated balance sheets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions except where noted)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the Tennessee Valley Authority ("TVA"), its operations, and its present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — TVA's consolidated financial statements and the accompanying notes thereto contained in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the "Annual Report"). The MD&A includes the following sections:

•	Business and Mission - a general description of TVA's business, objectives, strategic priorities, and core capabilities;

•	Executive Overview - a general overview of TVA's activities and results of operations for 2016;

•	Results of Operations - an analysis of TVA's consolidated results of operations for the three years presented in its consolidated financial statements;

•	Liquidity and Capital Resources - an analysis of cash flows, a description of aggregate contractual obligations, and an overview of financial position;

•	Key Initiatives and Challenges - an overview of current and future initiatives and challenges facing TVA;

•	Critical Accounting Policies and Estimates - a summary of accounting policies that require critical judgments and estimates;

•	Fair Value Measurements - a description of TVA's investments and derivative instruments and valuation considerations;

•	Legislative and Regulatory Matters - a summary of laws and regulations that may impact TVA; and

•	Risk Management Activities - a description of TVA's risk governance and exposure to various market risks.

Business and Mission

Business

TVA operates the nation's largest public power system. At September 30, 2016, TVA provided electricity to approximately 51 large industrial customers, seven federal agency customers, and 154 local power company customers of TVA ("LPCs") that serve over nine million people in parts of seven southeastern states.  TVA generates virtually all of its revenues from the sale of electricity, and in 2016 revenues from the sale of electricity totaled $10.5 billion.  As a wholly-owned agency and instrumentality of the United States, however, TVA differs from other electric utilities in a number of ways:

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

While TVA's mission has not changed since it was established in 1933, the climate in which TVA operates continues to evolve. The business and economic environment has become more challenging due to economic conditions, tougher environmental standards, and the need to diversify its power supply and adapt to changing customer usage behaviors, new technologies, and emerging, non-traditional competition. To adapt to these challenges, TVA has developed the following strategic imperatives to position itself to carry out its mission of serving the people of the Tennessee Valley:

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

The 2016 corporate results compared with targets for these key measures are reflected in the chart below.  In addition to these corporate measures, TVA organizations also develop and track performance measures.  See Item 11, Executive Compensation — Compensation Discussion and Analysis for additional information regarding the TVA 2016 organization scorecards.

Corporate Measure	Weight	Actual	Threshold	Target	Stretch
Nuclear unit capability factor (%)	20%	89.2%	90.6%	91.6%	92.0%
Coal seasonal equivalent forced outage rate (%)	10%	5.3%	5.9%	5.4%	4.9%
Combined cycle seasonal equivalent forced outage rate (%)	10%	0.3%	2.1%	1.3%	0.9%
Load not served (system minutes)	10%	4.8%	5.0%	4.0%	3.5%
Reportable environmental events	10%	9	15	12	9
Corporate total spending ($ millions)	40%	$782	$849	$830	$810
Executive Overview

TVA’s net income for the years ended September 30, 2016 and 2015, was $1.2 billion and $1.1 billion, respectively. Sales of electricity decreased slightly for the year ended September 30, 2016, as compared to the prior year, as TVA experienced the second mildest winter in the last 55 years, which was mostly offset by the warmest summer of that same period. Revenue from the sales of electricity also had a decrease of $386 million for the year ended September 30, 2016, as compared to the year ended September 30, 2015, due mostly to lower fuel cost recoveries partially offset by an increase in non-fuel base rates. TVA continued to benefit from recent cost reduction initiatives that led to more than $600 million in reductions in operating costs from 2013 budget levels through 2015, with operating and maintenance costs remaining essentially flat for the year ended

September 30, 2016, as compared to the prior year. Additionally, depreciation expense decreased $195 million related to the timing of idling or retiring certain coal-fired units and license extensions for the Sequoyah Nuclear Plant (“Sequoyah”).  For a more detailed discussion of revenues and expenses, see Results of Operations.

    TVA continues to focus on balancing its asset portfolio to be able to provide clean, reliable, and affordable energy under a variety of future conditions. Watts Bar Nuclear Plant ("Watts Bar") Unit 2 began generating electricity in June 2016 and was declared commercially operational on October 19, 2016, becoming the first new U.S. nuclear generating unit brought online in the 21st century. With the addition of Watts Bar Unit 2, and other projects currently under construction, TVA does not foresee needing additional large, baseload generation units for at least the next decade. TVA has two natural gas-fired generation facilities under construction which will add approximately 2,000 MW of cleaner energy to the TVA fleet. The facility at the Paradise Fossil Plant ("Paradise") site is expected to be completed in the spring of 2017, and the facility at the Allen Fossil Plant ("Allen") site is expected to be completed in 2018. Work on the Gallatin Fossil Plant ("Gallatin") scrubber and selective catalytic reduction systems ("SCRs") continues with the first two SCRs expected to be completed in the spring of 2017 and the second two SCRs expected to be completed in the fall of 2017. Because of its strong financial position in 2016, TVA was able to fund current year work on these and other projects primarily from operating funds instead of issuing a large amount of additional debt. During 2016, TVA also contracted for 615 MWs of output from a natural gas-fired facility in northern Alabama through 2026 and for the 53 MWs of output from a solar project in western Tennessee through 2038.

During March 2016, TVA removed from service Units 1-4 at the Colbert Fossil Plant ("Colbert") with a summer net capability of 712 MW and subsequently retired all units at Colbert in April 2016. Colbert Unit 5 had previously been removed from service in 2013. As the Paradise and Allen natural gas-fired generation facilities are completed, TVA will be retiring five coal-fired units with a net summer capability of 1,971 MW at those two sites.

During its reassessment of dam structures in 2016, TVA’s analyses of Pickwick Landing Dam ("Pickwick") in southwestern Tennessee indicated that a seismic event could cause slope stability failures in portions of the south embankment. TVA will begin the design phase of the south embankment remediation project in November 2016. Work is also continuing to remediate the seepage discovered in October 2014 at Boone Dam, which is expected to take five to seven years to complete.

Collaboration with LPCs is becoming more important in designing TVA’s rate structure, pricing products, and programs to help customers make more informed decisions on energy usage, and, as distributed energy technologies mature, TVA is working with LPCs in integrating changes to their distribution systems. TVA’s efforts to attract and encourage expansion of business and industries in the Tennessee Valley have stimulated economic development by helping attract over $8.3 billion in investments in the Tennessee Valley and helping create or retain over 72,100 jobs during 2016. Due in part to its focus on cost reduction and strategic product pricing, TVA continues to work to put itself in a more competitive position to attract and retain customers.

Going forward, TVA anticipates that electricity demand in its service area will be impacted by more stringent energy efficiency standards, technological advances, and evolving customer behaviors, as well as increased individual, government, and business use of distributed generation, the entrance of non-traditional competitors into the power delivery system markets, regulatory policies, and grid and storage technology advancements. With a minimal projected sales growth rate, TVA expects that improved productivity and control of expenses will be key to maintaining rate competitiveness. Organizational effectiveness will be continually assessed to seek to ensure that TVA best meets changes in the industry and the evolving business needs of its customers. To this end, a distributed energy resources group was established within TVA in 2016 to help determine TVA’s role in the evolving marketplace and guide TVA’s collaboration with customers as changes unfold.

Results of Operations

Sales of Electricity

Sales of electricity accounted for virtually all of TVA's operating revenues in 2016, 2015, and 2014. TVA sells power at wholesale rates to LPCs that resell the power to their customers at retail rates. TVA also sells power to directly served customers, consisting primarily of federal agencies and customers with large or nonstandard loads. In addition, power that exceeds the needs of the TVA system is sold under exchange power arrangements with certain other power systems.

The following chart compares TVA’s energy sales statistics for the years ended September 30, 2016, 2015, and 2014:

Sales of Electricity
(millions of kWh)

200,000
150,000
100,000
50,000
0
155,855 (1)
158,163
158,057
2,402
2,814
2,868
17,240
16,955
17,417
136,213
138,394
137,772
2016
2015
2014
For the years ended September 30
Local power companies
Industries directly served
Federal agencies and other

Note
(1) Includes approximately 579 million kWh of pre-commercial generation at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

Weather affects both the demand for TVA power and the price for that power. TVA uses degree days to measure the impact of weather on its power operations. Degree days measure the extent to which average temperatures in the five largest cities in TVA's service area vary from 65 degrees Fahrenheit.

Degree Days

4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
Degree Days
2,634
2,360
3,555
2,032
3,699
1,898
2016
2015
2014
For the years ended September 30
Heating Degree Days Normal *
Cooling Degree Days Normal **
Heating Degree Days
Cooling Degree Days

Notes
* Normal heating degree days for the year ended September 30, 2016 were 3,381. Normal heating degree days for the years ended September 30, 2015 and 2014 were 3,360. This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011. The 2016 normal heating degree days differ from 2015 and 2014 due to the occurrence of a leap year in 2016.
** Normal cooling degree days for the years ended September 30, 2016, 2015, and 2014 were 1,863. This calculation is updated every five years in order to incorporate the then most recent 30 years. It was last updated in 2011.

2016 Compared to 2015

Sales of electricity decreased 1.5 percent for the year ended September 30, 2016, as compared to the prior year, primarily on account of decreased sales volume for LPCs resulting from a 26 percent decrease in heating degree days due to the polar vortex in the winter of 2015. Additionally, a decrease in sales to federal agencies and other occurred primarily as a result of a decrease in off-system sales, as TVA had less excess generation available for sale to the market as compared to the prior year. Partially offsetting these decreases was an increase in sales to industries directly served as a result of two customers increasing production at their facilities.
2015 Compared to 2014
Sales of electricity increased .10 percent for the year ended September 30, 2015, as compared to the year ended September 30, 2014, primarily due to increased sales volume for LPCs resulting from a seven percent increase in cooling degree days. This increase was partially offset by both a decrease in sales to industries directly served as a result of economic conditions affecting certain customers and a decrease in sales to federal agencies and other, primarily from a reduction in off-system sales as TVA had less excess generation available for sale.

Financial Results

The following table compares operating results for 2016, 2015, and 2014:

Summary Consolidated Statements of Operations
	2016	2015	2014
Operating revenues	$10,616	$11,003	$11,137
Operating expenses	8,290	8,788	9,548
Operating income	2,326	2,215	1,589
Other income, net	43	29	49
Net interest expense	1,136	1,133	1,169
Net income	$1,233	$1,111	$469

Operating Revenues. Operating revenue components as a percentage of total operating revenues for 2016, 2015, and 2014 consisted of the following:

Operating Revenues

$10.6 billion
$11.0 billion
$11.1 billion
12,000
10,000
8,000
6,000
4,000
2,000
0
$155
$134
$649
$9,696
$156
$148
$701
$9,998
$138
$157
$780
$10,062
2016
2015
2014
For the years ended September 30
Local power companies
Industries directly served
Federal agencies and other
Other revenue

Note
The 2016 amounts in the chart above exclude a contra-revenue amount of approximately $18 million representing revenue capitalized during pre-commercial operations at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

The rate structure in effect for the years ended September 30, 2016, 2015, and 2014 provides price signals intended to reflect higher cost periods to serve LPCs and their end-use customers. Under this structure, weather can positively or negatively impact both volume and effective rates. This is because the wholesale structure includes two components: a demand charge and an energy charge. The demand charge is based on the customer's peak monthly usage and increases as the peak increases. The energy charge is based on the kilowatt hours ("kWh") used by the customer. The rate structure also includes a separate fuel rate that includes the costs of natural gas, fuel oil, purchased power, coal, emission allowances, nuclear fuel, and other fuel-related commodities; realized gains and losses on derivatives purchased to hedge the costs of such commodities; and tax equivalents associated with the fuel cost adjustments.

The changes in revenue components are summarized below:

	2016		Variance 2016 vs 2015	2015	Variance 2015 vs 2014	2014
Base revenue	$7,468	(1)	$(56)	$7,524	$230	$7,294
Fuel cost recovery	2,986		(319)	3,305	(371)	3,676
Off-system sales	7		(11)	18	(11)	29
Revenue from sales of electricity	10,461		(386)	10,847	(152)	10,999
Other revenue	155		(1)	156	18	138
Total operating revenues	$10,616		$(387)	$11,003	$(134)	$11,137
Note
(1) Includes approximately $18 million of revenue capitalized during pre-commercial operations at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

2016 Compared to 2015

Operating revenues decreased $387 million for the year ended September 30, 2016, as compared to the prior year, primarily due to a $319 million decrease in fuel cost recovery revenues and a $56 million decrease in base revenue.  The $319 million decrease in fuel cost recovery revenues reflects a $279 million decrease attributable to lower fuel rates and a $40 million decrease attributable to lower energy sales.  The lower fuel rates experienced were primarily driven by favorable market prices for natural gas and a change in the mix of generation resources. The $56 million decrease in base revenue was predominantly driven by a decrease of $105 million resulting from lower sales volume during the year ended September 30, 2016, as compared to the prior year. In addition, the capitalization of approximately $18 million of revenue, resulting from pre-commercial generation at Watts Bar Unit 2, contributed to the decrease in base revenue. See Note 1 — Pre-Commercial Plant Operations. These decreases in base revenue were partially offset by an increase of approximately $67 million attributable to higher effective rates resulting primarily from the base rate adjustment that became effective October 1, 2015. The increase attributable to the rate adjustment was partially offset by lower levels of peak customer usage due to the milder winter weather experienced during the year ended September 30, 2016, as compared to the prior year.

2015 Compared to 2014

Operating revenues decreased $134 million for the year ended September 30, 2015, as compared to the year ended September 30, 2014, primarily due to a $371 million decrease in fuel cost recovery revenues, which was partially offset by a $230 million increase in base revenue.  The $371 million decrease in fuel cost recovery revenues was primarily attributable to lower fuel rates.  The $230 million increase in base revenue was predominantly driven by an increase of $206 million resulting from the non-fuel base rate increase that became effective October 1, 2014, and an increase of $24 million from higher volume. The $230 million increase in base revenue is split between an increase in energy revenue of $138 million and an increase in demand revenue of $105 million.

See Sales of Electricity above for further discussion of the change in the volume of sales of electricity and Operating Expenses below for further discussion of the change in fuel expense.

Operating Expenses. Operating expense components as a percentage of total operating expenses for 2016, 2015, and 2014 consisted of the following:

The following table summarizes TVA’s expenses for various fuels for the years indicated:

Fuel Expense for TVA-Owned Facilities(1) For the years ended September 30 (in millions)
	Fuel Expense By Source			Cost per kWh(2)
	2016	2015	2014	2016	2015	2014
Coal(3)	$1,275	$1,564	$1,873	2.77	2.84	3.05
Natural gas and/or oil-fired(4)	632	611	579	2.51	3.25	4.30
Nuclear fuel	277	273	307	0.52	0.50	0.57
Total fuel	$2,184	$2,448	$2,759	1.76	1.91	2.14
Note
(1) Excludes effects of the fuel cost adjustment deferrals and amortization on fuel expense in the amounts of $(58) million, $(4) million, and $(29) million for the years ended September 30, 2016, 2015, and 2014, respectively.
(2) Total cost per kWh is based on a weighted average.
(3) Fuel expense related to oil consumed for startup at coal-fired facilities was $21 million, $30 million, and $36 million for the years ended September 30, 2016, 2015, and 2014, respectively.
(4) Fuel expense related to oil consumed for generation at natural gas and/or oil-fired facilities was $2 million, $6 million, and $12 million for the years ended September 30, 2016, 2015, and 2014, respectively.

The following table shows TVA's generation and purchased power by generating source as a percentage of all electrical power generated and purchased (based on kWh) for the periods indicated:

Power Supply from TVA-Operated Generation Facilities and Purchased Power For the years ended September 30 (millions of kWh)
	2016		2015		2014
Coal-fired	46,028	29%	56,017	34%	62,525	39%
Nuclear	52,897	33%	54,543	34%	53,778	33%
Hydroelectric	12,618	8%	13,812	9%	13,228	8%
Natural gas and/or oil-fired	25,221	16%	17,893	11%	12,615	8%
Renewable resources (non-hydro)	—	—%	—	—%	5	—%
Total TVA-operated generation facilities	136,764	86%	142,265	88%	142,151	88%
Purchased power (non-renewable)	13,807	9%	9,788	6%	10,632	7%
Purchased power (renewable)	8,300	5%	9,049	6%	8,108	5%
Total power supply	158,871	100%	161,102	100%	160,891	100%
Note
(1) Purchased power amounts include generation from Caledonia Combined Cycle Plant, which is currently a leased facility operated by TVA. Generation from Caledonia Combined Cycle Plant was 4,532 million kWh, 3,173 million kWh, and 3,059 million kWh for the years ended September 30, 2016, 2015 and 2014, respectively.
(2) The nuclear amount for the year ended September 30, 2016 includes approximately 579 million kWh of pre-commercial generation at Watts Bar Unit 2. See Note 1 — Pre-Commercial Plant Operations.

2016 Compared to 2015

Fuel
Fuel expense decreased $318 million for the year ended September 30, 2016, as compared to the prior year. The decrease in fuel expense was due in part to favorable market prices for natural gas and a change in the mix of generation resources, which collectively contributed approximately $169 million to the decrease. As an indication of general market direction, the average Henry Hub natural gas spot price for the year ended September 30, 2016, was approximately 26 percent lower than the prior year. Additionally, a three percent decrease in generation from TVA-owned resources contributed approximately $95 million to the decrease in fuel expense.

Purchased Power
Purchased power expense increased $14 million for the year ended September 30, 2016, as compared to the prior year. An increase of 17 percent in the volume of power purchased for the year ended September 30, 2016, as compared to the prior year contributed approximately $165 million to the increase in purchased power expense. This increase in volume was driven primarily by the favorability of natural gas prices as compared to other sources of generation, as TVA’s primary source of purchased power is natural gas-fired generation. Partially offsetting this increase was a $130 million decrease in purchased power expense due to lower rates driven by lower market prices for natural gas.

Operating and Maintenance
Operating and maintenance expense remained essentially flat for the year ended September 30, 2016, as compared to the same period of the prior year. This was due in part to a $42 million increase in maintenance expenses related to major projects, including dam safety and remediation projects and projects relating to natural gas-fired facilities, in the year ended September 30, 2016, as compared to the same period of the prior year. Additionally, there was an increase of approximately $23 million in net write-offs during the year ended September 30, 2016, as compared to the same period of the prior year, primarily due to inventory and project write-offs. These increases in operating and maintenance expense were partially offset by a $48 million decrease in planned outage expense, primarily due to the timing and efficiencies of planned nuclear outages and decreased planned coal outages during the year ended September 30, 2016, as compared to the same period of the prior year. Additionally, there was a decrease of $12 million in fuel-related operating and maintenance expense primarily as a result of lower coal generation during the year ended September 30, 2016, as compared to the same period of the prior year.

Depreciation and Amortization
Depreciation and amortization expense decreased $195 million for the year ended September 30, 2016, as compared to the prior year. The decrease was primarily a result of approximately $294 million less depreciation expense driven by the retirement of Widows Creek Unit 7 in September 2015 and Colbert Fossil Plant ("Colbert") Units 1-4 in March 2016. See Key Initiatives and Challenges — Generation Resources — Coal-Fired Units. In addition, there was a $79 million decrease in depreciation and amortization expense related to the 20-year license extension for Sequoyah. Partially offsetting these decreases was an increase of $100 million in the amortization of the non-nuclear decommissioning regulatory asset and an increase of approximately $77 million primarily from net additions to Completed plant.

Depreciation rates are determined based on an external depreciation study. See Note 1 — Property, Plant, and Equipment, and Depreciation — Depreciation. TVA obtained and implemented a new study during the first quarter of 2017.  Implementation of the new study is expected to result in a decrease to depreciation and amortization expense of approximately $170 million during 2017. This estimate represents the impact of implementing the new study only and does not include any potential impact of other possible changes, including additions to or retirements of net completed plant, that may occur during 2017.

Tax Equivalents
Tax equivalents expense decreased $3 million for the year ended September 30, 2016, as compared to the same period of the prior year. This change primarily reflects a decrease in the accrued tax equivalent expense related to the fuel cost adjustment mechanism. The accrued tax equivalent expense is equal to five percent of the fuel cost adjustment mechanism revenues and decreased for the year ended September 30, 2016, as compared to the same period of the prior year.

2015 Compared to 2014

Fuel
Fuel expense decreased $286 million for the year ended September 30, 2015, as compared to the prior year. This decrease was primarily driven by overall favorable fuel rates and a change in the mix of generation resources, which collectively contributed approximately $314 million to the decrease in fuel expense. Partially offsetting this decrease in fuel expense was an increase in fuel expense driven by more timely collections of fluctuations in fuel costs during the year ended September 30, 2015, which accounted for a $25 million increase.

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

Operating and Maintenance
Operating and maintenance expense decreased $503 million for the year ended September 30, 2015, as compared to the prior year. This decrease was due to several factors including a $241 million decrease in pension and post-retirement costs due mainly to regulatory accounting actions taken by the TVA Board.  Beginning October 1, 2014, TVA began deferring pension costs as regulatory assets to the extent that the amount calculated under accounting principles generally accepted in the United States of America ("GAAP") as pension expense differs from the amount TVA contributes to the pension plan. The ongoing cost savings initiatives undertaken by management contributed approximately $164 million to the decrease in operating and maintenance expense, with approximately $114 million attributable to labor savings. Additionally, there was a $60 million decrease in projects expense due primarily to the timing of nuclear and information technology maintenance projects and a $34 million decrease in planned outage expense, resulting from approximately 50 less nuclear outage days in the year ended September 30, 2015, as compared to the prior year.

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

Interest Expense.  Interest expense and interest rates for 2016, 2015, and 2014 were as follows:

Interest Expense and Rates For the years ended September 30
	2016	Percent Change	2015	Percent Change	2014
Interest expense(1)
Interest expense	$1,371	1.8%	$1,347	0.2%	$1,344
Allowance for funds used during construction	(235)	9.8%	(214)	22.3%	(175)
Net interest expense	$1,136	0.3%	$1,133	(3.1)%	$1,169

Average blended interest rate	5.15%	(0.2)%	5.16%	0.2%	5.15%
Notes
(1) Interest expense includes amortization of debt discounts, issuance, and reacquisition costs, net.

2016 Compared to 2015

Net interest expense increased $3 million for the year ended September 30, 2016, as compared to prior year. This increase was attributable to an increase in interest expense of $24 million primarily due to interest associated with certain other financing obligations. The increase was partially offset by an increase of $21 million in allowance for funds used during construction ("AFUDC") as a result of ongoing construction activities at Watts Bar Unit 2.

2015 Compared to 2014

Net interest expense decreased $36 million for the year ended September 30, 2015, as compared to the prior year. This decrease was primarily attributable to an increase of $39 million in AFUDC as a result of ongoing construction activities at Watts Bar Unit 2, which was partially offset by a $3 million increase in interest expense mainly due to a higher average balance of long-term debt.

Liquidity and Capital Resources

Sources of Liquidity

To meet cash needs and contingencies, TVA depends on various sources of liquidity.  TVA’s primary sources of liquidity are cash from operations and proceeds from the issuance of short-term and long-term debt.  Current liabilities may exceed current assets from time to time in part because TVA uses short-term debt to fund short-term cash needs, as well as to pay scheduled maturities and other redemptions of long-term debt. The daily balance of cash and cash equivalents maintained is based on near-term expectations for cash expenditures and funding needs.`

In addition to cash from operations and proceeds from the issuance of short-term and long-term debt, TVA's sources of liquidity include a $150 million credit facility with the U.S. Treasury, three long-term revolving credit facilities totaling $2.5 billion, and proceeds from other financings. See Note 12 — Credit Facility Agreements. Other financing arrangements may include sales of receivables, loans, and other assets.

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion outstanding at any time.  At September 30, 2016, TVA had $24.1 billion of Bonds outstanding (not including noncash items of foreign currency exchange gain of $150 million, unamortized debt issue costs of $62 million and net discount on sale of Bonds of $100 million). The balance of Bonds outstanding directly affects TVA’s capacity to meet operational liquidity needs and to strategically use Bonds to fund certain capital investments as management and the TVA Board may deem desirable.  Other options for financing not subject to the limit on Bonds, including lease financings (see Lease Financings below and Note 9), could provide supplementary funding if needed. Also, the impact of energy efficiency and demand response initiatives may reduce generation requirements and thereby reduce capital investment needs.  Currently, TVA believes that it has adequate capability to fund its ongoing operational liquidity needs and make planned capital investments over the next decade through a combination of Bonds, additional power revenues through power rate increases, cost reductions, or other ways. See Lease Financings below, Note 9, and Note 12 — Credit Facility Agreements for additional information.

Debt Securities.  TVA’s Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds. TVA’s Bonds consist of power bonds and discount notes. Power bonds have maturities of between one and 50 years. At September 30, 2016, the average maturity of long-term power bonds was 16.8 years, and the average interest rate was 4.79 percent. Discount notes have maturities of less than one year. Power bonds and discount notes have a first priority and equal claim of payment out of net power proceeds. Net power proceeds are defined as the remainder of TVA's gross power revenues after deducting the costs of operating, maintaining, and administering its power properties and payments to states and counties in lieu of taxes, but before deducting depreciation accruals or other charges representing the amortization of capital expenditures, plus the net proceeds from the sale or other disposition of any power facility or interest therein.  In addition to power bonds and discount notes, TVA had outstanding at September 30, 2016, the long-term debt of three variable interest entities. See Lease Financings below, Note 9, and Note 12 — Credit Facility Agreements for additional information.

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

The rate test for the one-year period ended September 30, 2016, was calculated after the end of 2016, and TVA met the test’s requirements.

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

The following table provides additional information regarding TVA's short-term borrowings.

Short-Term Borrowing Table
	At September 30 2016	For the year ended September 30 2016	At September 30 2015	For the year ended September 30 2015	At September 30 2014	For the year ended September 30 2014
Amount Outstanding (at End of Period) or Average Amount Outstanding (During Period)
Discount notes	$1,407	$1,323	$1,034	$1,357	$596	$1,737
Weighted Average Interest Rate
Discount notes	0.203%	0.240%	0.055%	0.051%	0.002%	0.051%
Maximum Month-End Amount Outstanding (During Period)
Discount notes	N/A	$1,561	N/A	$2,590	N/A	$2,442

TVA ended with a higher balance of short-term debt at September 30, 2016, than at September 30, 2015, due to timing of cash flows and debt portfolio management decisions. The average balance of short-term debt was lower in 2016 than 2015 due to timing of financing activities in both years. TVA held a higher balance of short-term debt at September 30, 2015, than at September 30, 2014, due to timing of cash flows and debt portfolio management decisions. The average balance of short-term debt was lower in 2015 than 2014 due to timing of financing activities in both years. The variance in the average interest rate on discount notes is primarily due to changes in market conditions.

TVA uses a significant portion of its power bond proceeds to refinance previously-issued power bonds as they mature or are redeemed. From time to time, TVA also uses power bond proceeds for other power program purposes, including financing construction projects.

TVA issued no power bonds during 2016 and $1.0 billion of power bonds during 2015. TVA redeemed $76 million and $1.2 billion of power bonds during 2016 and 2015, respectively.  Power bonds outstanding, excluding unamortized discounts and premiums and net exchange losses from foreign currency transactions, at September 30, 2016 were $24.1 billion (including current maturities) and at September 30, 2015 were $23.9 billion (including current maturities). For additional information about TVA debt issuance activity and debt instruments issued and outstanding at September 30, 2016, and 2015, including rates, maturities, outstanding principal amounts, and redemption features, see Note 12 — Debt Securities Activity and Debt Outstanding.

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

Although TVA Bonds are not obligations of the United States, TVA, as a corporate agency and instrumentality of the United States government, may be impacted if the sovereign credit ratings of the United States are downgraded.  Additionally, TVA may be impacted by how the United States government addresses situations of approaching its statutory debt limit.  According to statements made by nationally recognized credit rating agencies, downward pressure on the ratings of the United States could eventually develop if there are no changes in current policies and budget deficits and the trajectory of debt begins to increase; additionally, current ratings factor in the prospect that debates over raising the debt ceiling of the United States government could continue to be protracted and difficult. The outlook on the ratings of the United States government and TVA ratings is currently stable with all three agencies that provide ratings on TVA Bonds. TVA’s rated senior unsecured Bonds are currently rated Aaa, AAA, and AA+. TVA's short-term discount notes are not rated.

Lease Financings. TVA has entered into certain leasing transactions with special purpose entities to obtain third-party financing for its facilities. These special purpose entities are sometimes identified as variable interest entities ("VIEs") of which TVA is determined to be the primary beneficiary. TVA is required to account for these VIEs on a consolidated basis. See Note 9 and Note 12 for information about TVA’s lease financing activities, and see Note 8 for information regarding TVA’s recent acquisition of equity interests in certain special purpose entities created for the purpose of facilitating lease financing. TVA may seek to enter into similar arrangements in the future.

Summary Cash Flows

A major source of TVA's liquidity is operating cash flows resulting from the generation and sale of electricity. There was no net change in cash and cash equivalents for the year ended September 30, 2016. The net change in cash and cash equivalents was $(200) million and $(1.1) billion for the years ended September 30, 2015 and 2014, respectively. A summary of cash flow components for the years ended September 30 follows:

Cash provided by (used in):

Operating Activities

TVA’s cash flows from operations are primarily driven by sales of electricity, fuel costs, and operating and maintenance costs. The timing and level of cash flows from operations can be affected by the weather, changes in working capital, commodity price fluctuations, outages, and other project expenses.

2016 Compared to 2015

 Net cash flows provided by operating activities decreased $273 million in 2016 compared to 2015, primarily as a result of the timing of revenue collections, increases in decommissioning settlements, increases in purchase power due to favorability of natural gas prices, and decreases in receipts of Kingston Fossil Plant ("Kingston") ash spill insurance proceeds. These changes were partially offset by decreases in margin requirements due to lower volumes, decreases in fossil fuel inventory expenditures, and the timing of payments related to operating and maintenance activities.

2015 Compared to 2014

Net cash flows provided by operating activities increased by $335 million in 2015 compared to 2014. This increase was due primarily to continued cost reduction initiatives, as well as decreases in nuclear and information technology projects, fewer outages in 2015 compared to 2014, decreases in the Kingston ash spill costs, and timing of revenue collections. These changes were partially offset by a decrease in Kingston insurance recovery proceeds, increases in cash used for pension contributions, increases in TVA’s margin requirements due to lower natural gas prices, increases in asset retirement project expenditures, and increases in cash used due to timing of payments.

Investing Activities

The majority of TVA’s investing cash flows are due to investments to acquire, upgrade, or maintain generating and transmission assets, including environmental projects and the purchase of nuclear fuel.

2016 Compared to 2015

 Net cash flows used in investing activities decreased by $472 million in 2016 compared to 2015, primarily driven by higher spending in 2015, related to the Ackerman Combined Cycle Plant ("Ackerman") acquisition, Watts Bar Unit 2 construction, and nuclear fuel expenditures.  These decreases were partially offset by current year increases in capacity expansion spending for the natural gas-fired generation facility at Allen and other capital projects.

2015 Compared to 2014

Net cash flows used in investing activities increased by $829 million in 2015 compared to 2014. This increase was driven by capacity expansion spending for the natural gas-fired generation facilities at Paradise and Allen, the Ackerman acquisition, and the nuclear seismic upgrade projects for Browns Ferry Nuclear Plant ("Browns Ferry") and Sequoyah.

Financing Activities

2016 Compared to 2015

Net cash flows provided by financing activities was essentially flat in 2016 compared to 2015. Net proceeds from the issuance and redemption of debt were higher in 2016 compared to 2015 due to portfolio debt management decisions and timing of financing and investing activities. This was offset by an increase in payments on leases and leasebacks related to the settlement of lease/leaseback obligations. See Note 8.

2015 Compared to 2014

The $1.4 billion change in net cash provided by financing activities was primarily due to net issuances of debt of $198 million in 2015 attributable to more power bonds maturing, as compared to net redemptions of debt of $1.2 billion in 2014. The net redemptions in 2014 were primarily due to the strategic decision to use $1.1 billion of cash on hand to meet some near-term capital funding needs. The net increase in cash provided by financing activities in 2015 was partially offset by the strategic decision to use $200 million of cash on hand in 2015 to meet some near-term capital funding needs.

Cash Requirements and Contractual Obligations

The future planned capital expenditures for property, plant, and equipment additions, including clean air projects and new generation, are estimated to be as follows:

Capital Expenditures(1) As of September 30
	Actual		Estimated Capital Expenditures
	2016		2017	2018	2019
Capacity expansion expenditures
Watts Bar Unit 2	$191		$—	$—	$—
Allen combined cycle plant	353		271	162	—
Paradise combined cycle plant	248		285	15	—
Other capacity expansion	186		298	262	185
Environmental expenditures
Clean air and waste water	203		209	93	119
Coal combustion residual	90		179	164	130
Transmission expenditures	367		403	365	355
Other capital expenditures(2)	824		921	828	803
Total construction expenditures	$2,462	(3)	$2,566	$1,889	$1,592
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
(3)  The numbers above exclude AFUDC capitalized during the year, related to construction expenditures, of $235 million and include construction in progress expenditures accrued in Accounts payable and accrued liabilities of $30 million.

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

In the near term, TVA’s cash flows may be negatively impacted by investments in new generation, such as the combined cycle facilities at the Allen and Paradise sites, that are not expected to contribute positively to cash flows until put into service.

TVA has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.  The following table sets forth TVA’s estimates of future payments at September 30, 2016.  See Note 9, Note 10, Note 12, Note 16, and Note 20 for a further description of these obligations and commitments.

Commitments and Contingencies Payments due in the year ending September 30
	2017	2018	2019	2020	2021	Thereafter	Total
Debt(1)	$2,962	$1,682	$1,032	$30	$1,860	$16,609	$24,175
Interest payments relating to debt	1,195	1,105	1,030	1,020	981	16,960	22,291
Debt of VIEs(2)	35	36	38	40	41	1,056	1,246
Interest payments relating to debt of VIEs	58	56	54	52	50	590	860
Notes payable	27	27	21	—	—	—	75
Interest payments relating to notes payable	1	—	—	—	—	—	1
Lease obligations
Capital(3)	51	51	50	50	50	564	816
Non-cancelable operating(4)	43	32	25	25	25	13	163
Purchase obligations
Power(5)	254	265	266	246	244	1,541	2,816
Fuel(6)	1,312	917	569	324	327	1,006	4,455
Other(7)	88	65	58	47	34	604	896
Environmental Agreements	34	5	4	1	1	7	52
Membership interests of variable interest entity subject to mandatory redemption	2	2	2	3	3	23	35
Interest payments related to membership interests of variable interest entity subject to mandatory redemption	2	2	2	2	2	11	21
Flood response commitment to NRC	14	16	—	—	—	—	30
Litigation settlements	7	2	—	—	—	—	9
Unfunded loan commitments	9	4	—	—	—	—	13
Long-term monitoring costs -- Kingston ash spill	1	1	1	1	1	9	14
Payments on other financings	76	76	75	73	207	26	533
Payments to U.S. Treasury - Return on Power Program Appropriation Investment	5	5	6	6	7	69	98
Retirement Plan(8)	300	300	300	300	300	4,500	6,000
Total	$6,476	$4,649	$3,533	$2,220	$4,133	$43,588	$64,599

Note
(1) Does not include noncash items of foreign currency exchange gain of $150 million, unamortized debt issue costs of $62 million, and net discount on sale of Bonds of $100 million.
(2) Debt of VIE's does not include the noncash item of unamortized debt issue costs of $12 million.
(3) Includes the interest component of capital leases based on the interest rates stated in the lease agreements and excludes certain related executory costs. Minimum commitments related to executory costs are included in purchase obligations.
(4) Does not include purchased power agreements that are accounted for as operating leases and included in power purchase obligations.
(5) Includes commitments for energy and/or capacity under power purchase agreements from coal-fired, hydroelectric, diesel, and gas-fired facilities, as well as  transmission service agreements to support purchases of power from the market and wind purchase power agreements.
(6) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(7) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to load control programs.
(8) Pursuant to amendments to the TVA Retirement System ("TVARS") Rules and Regulations that became effective October 1, 2016, TVA will contribute to TVARS for a period of 20 years (2017-2036) or, if earlier, through the fiscal year in which it is determined by actuarial valuation that TVARS has reached and remained at a 100% funded status, not be less than the greater of (a) the minimum required TVARS actuarial valuation contribution or (b) $300 million.

In addition to the obligations above, TVA has energy prepayment obligations in the form of revenue discounts. See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations Obligations due in the year ending September 30
	2017	2018	2019	2020	2021	Thereafter	Total
Energy Prepayment Obligations	$100	$100	$10	$—	$—	$—	$210
Interest payments relating to energy prepayment obligations	46	46	4	—	—	—	96
Total	$146	$146	$14	$—	$—	$—	$306

EnergyRight® Solutions Program. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. As of September 30, 2016, the total carrying amount of the loans receivable, net of discount, was approximately $141 million. Such amounts are not reflected in the Commitments and Contingencies table above. The total carrying amount of the financing obligation was approximately $163 million at September 30, 2016. See Note 6 and Note 10 for additional information.

Off-Balance Sheet Arrangements

At September 30, 2016, TVA had no off-balance sheet arrangements.

Key Initiatives and Challenges

Distributed Energy Resources

Changes in the energy delivery market will impact the way TVA and LPCs do business in the future. Energy efficiency and demand response are a growing part of TVA’s energy portfolio, and TVA wants to be positioned to proactively manage these resources to optimize their value for consumers in the Tennessee Valley. These resources, together with other options that are typically connected to the distribution systems of the LPCs, represent a new component in the utility marketplace called distributed energy resources ("DER"). To help implement this transition, TVA recently formed a new organization focused on DER to evaluate the right combination of DER that will enable TVA and the LPCs to meet the new demands of customers while continuing to ensure low cost and reliable power for the Tennessee Valley.

As technologies for producing energy using distributed solar, micro turbines, and other types of smaller scale distributed resources are evolving, they are becoming more cost-competitive. Consumers have expressed greater interest in utilizing these technologies for their own needs, including commercial and industrial customers who are beginning to integrate sustainability strategies and environmental policies into their business models. Previously, absorbing the impact of electricity from the small numbers of these distributed generation sites was well within the capacity of a system the size of TVA’s. As the amount of distributed generation grows on the TVA system, the need for TVA’s traditional generation resources may be reduced, and the ability of the system to reliably and economically operate in conjunction with these distributed generation sources may become more challenging. To meet this challenge, TVA is working with LPCs and others on long-term pricing and product development that includes DER products and addresses the implementation and support of those products.

TVA is also developing and managing demand side energy resources in collaboration with the LPC community. While TVA owns and operates its high-voltage transmission grid, the distribution system is a network of grids belonging to LPCs, each with its own characteristics and operational strengths and challenges. The growth of renewable resources on the distribution grid (primarily rooftop photovoltaic solar) necessitates the involvement of entities in addition to TVA, especially the LPCs. TVA and LPCs will need to focus on the safety and reliability impact of these resources as they are interconnected to the grid, as well as ensuring the pricing of electricity remains as low as feasible. Due to uncertainties related to the technology choices and market penetration rates for DER options, TVA cannot currently predict the potential financial impacts from the future growth in DER, but it is anticipated that future growth will be a part of TVA’s overall strategy to meet customer demand while continuing to supply clean, reliable power in an evolving marketplace.

Generation Resources

Nuclear Response Capability. Since the events that occurred in 2011 at the Fukushima Daiichi Nuclear Power Plant ("Fukushima Events"), the Nuclear Regulatory Commission ("NRC") has issued and adopted additional detailed guidance on the expected response capability to be developed by each nuclear plant site. TVA submitted integrated strategies to the NRC on February 28, 2013. TVA is currently implementing strategies and physical plant modifications to address the actions outlined in this guidance for all of its nuclear plants. As of September 30, 2016, TVA had spent $254 million on modifications related to these actions at all of its nuclear plants, including Watts Bar Unit 2, and expects to spend an additional $31 million to complete the remaining modifications intended to address this guidance.

Extreme Flooding Preparedness. Updates to the TVA analytical hydrology model completed in 2009 indicated that under “probable maximum flood” conditions, some of TVA’s dams might not have been capable of regulating the higher flood waters.  A “probable maximum flood” is an extremely unlikely event; however, TVA is obligated to provide protection for its nuclear plants against such events.  As a result, TVA installed a series of temporary barriers to raise the height of four TVA dams to manage the issue on an interim basis.  Subsequent modifications have replaced the temporary barriers at three of the four dams, and work on the fourth dam, Fort Loudoun, will continue after the completion of a Tennessee Department of Transportation bridge project. During the third quarter of 2016, TVA was informed that work being done by the State of Tennessee to support the Fort Loudoun Dam modifications, originally scheduled to be completed in June 2016, is now estimated to be completed in mid-2017. TVA is taking steps to ensure that it complies with the NRC license requirements for Watts Bar related to the completion of the project.

Since 2009, TVA has performed further hydrology modeling of portions of the TVA watershed using updated modeling tools. TVA also substantially completed a series of permanent modifications to several other dams identified through the more recent analytical work. The modifications addressed and rectified the potential for certain dams to be overtopped during a “probable maximum flood” event as well as the potential for certain other dams to become unstable under “probable maximum flood” conditions. TVA has also made various improvements to plant protection features at Watts Bar and Sequoyah.
The revised hydrology models were reviewed and approved by the NRC for Watts Bar Units 1 and 2. However, TVA identified an error in the modeling that will require TVA to resubmit models for Watts Bar Units 1 and 2. TVA plans to seek NRC approval for similar modeling for Sequoyah Units 1 and 2 and will subsequently address conditions at Browns Ferry as needed. The updated models for Watts Bar and Sequoyah are expected to be submitted to the NRC in early CY 2018 for review and approval. TVA has deferred some modifications until these updated models are completed.
The hydrology analyses discussed above relate to the current operation and current requirements of TVA’s existing nuclear fleet.  In addition, the NRC has required all utilities to reexamine flood hazards at nuclear plants in light of the lessons learned from the Fukushima Events.  In March 2015, TVA sent its flood hazard analyses to the NRC for all three of its nuclear sites considering the NRC’s Fukushima-related requirements.  Minor modifications to some of TVA’s nuclear plants may result from these analyses, and further modifications to TVA’s dams based on this analysis are expected.  Temporary protection measures are in place in the interim while the NRC review is underway. As of September 30, 2016, TVA had spent $148 million on the modifications and improvements related to extreme flooding preparedness and expects to spend up to an additional $30 million to complete the modifications.

Supplementary NRC rulemaking is under development to mitigate beyond design basis flooding events. The final rule is expected to be submitted to the NRC in December 2016 for its review and approval. The final rule is not expected to be issued until mid-2017. The rule could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial.

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

Supplementary NRC rulemaking is under development to mitigate beyond design basis seismic events.  The final rule is expected to be submitted to the NRC in December 2016 for its review and approval. The final rule is not expected to be issued until mid-2017. The rule could result in TVA having to make modifications to one or more of its nuclear plants. Cost estimates for any required modifications cannot be developed until after the rule is finalized, but costs for modifications could be substantial.

Baffle-Former Bolt Degradation. In July 2016, Westinghouse issued a Nuclear Safety Advisory Letter (“NSAL”) 16-01 that addresses recently identified degradation of baffle-former bolts in some U.S. pressurized water reactors (“PWRs”). Baffle-former bolts help hold together a structure inside certain reactor vessels. Sequoyah Units 1 and 2, both of which are powered by PWRs, are referenced in the NSAL. It is being recommended that visual inspections of the baffle-former bolts occur during the upcoming Unit 1 and Unit 2 refueling outages in 2017 and ultrasonic inspections occur in the subsequent refueling outages. If TVA were to find any degradation in the first refueling outages, it would have to complete ultrasonic inspections in those outages, and possible bolt replacements, if required. The NRC is aware of the issue, and the issue is not thought to have any impact on the safe operation of plants or public safety at this time.

Watts Bar Nuclear Plant. In March 2016, the NRC issued a Chilling Effect Letter (“CEL”) to TVA regarding work environment concerns identified at Watts Bar. TVA provided its written response to the NRC on April 22, 2016, and discussed the response in a public meeting with the NRC on May 24, 2016.  The NRC is relying on its normal inspection process to monitor TVA’s resolution of the work environment concerns. The NRC conducted its first follow-up inspection in October/November 2016, in which it found that Watts Bar still faces challenges in maintaining a safety conscious work environment. TVA updated the NRC on its correction actions related to the work environment at Watts Bar in a public meeting on November 3, 2016.

Watts Bar Unit 2. On October 22, 2015, the NRC approved the operating license for Watts Bar Unit 2. The license will expire in 2055. Fuel load was completed in December 2015, and Unit 2 achieved initial criticality on May 23, 2016.  The Unit 2 generator was initially synchronized to the TVA power system on June 3, 2016.  Power ascension testing on Unit 2 was successfully completed and commercial operations commenced on October 19, 2016. Project costs were within the $4.7 billion limit approved by the TVA Board in January 2016.

Bellefonte Nuclear Plant. TVA has been investing at a minimal level to preserve the Bellefonte Nuclear Plant ("Bellefonte") site for future generating use, should it be needed. Given the projections in TVA’s 2015 Integrated Resource Plan related to future need for additional large baseload generation, management recommended in spring 2016 that the site be declared surplus, and at its May 5, 2016 meeting, the TVA Board declared the site surplus and directed the sale of some or all of the site at public auction.

Coal-Fired Units. The decision to idle or retire coal-fired units from TVA's generation fleet is being influenced by several factors, including agreements to resolve a dispute under the Clean Air Act, environmental legislation, the cost of adding emission control equipment and other environmental improvements, fuel prices, conditions of TVA's aging plants, and demand for energy. TVA removed Colbert Units 1-4, with a summer net capability of 712 megawatts ("MW"), from service in March 2016. Colbert Unit 5 was previously removed from service in 2013, and all five Colbert units were retired on April 16, 2016. As of September 30, 2016, TVA had retired 24 coal-fired units with a summer net capability of 4,394 MW. TVA continues to evaluate the appropriate mix of generation and assess the status of individual power generating facilities given the cost of continuing to operate some of its coal-fired plants in light of environmental regulations and changing power demands. See Item 1, Business — Power Supply and Load Management Resources — Coal-Fired.

On April 16, 2016, the Environmental Protection Agency ("EPA") issued an Administrative Order ("AO") allowing Paradise Units 1 and 2 to operate for an additional year beyond the compliance date allowed by the Mercury and Air Toxics Standards ("MATS") rule. The extended compliance date under the AO is April 16, 2017. The AO allows TVA to continue to operate these units, which, in their current configuration, are not capable of meeting certain requirements of the MATS rule. The AO allows TVA to continue to operate Paradise Units 1 and 2 to maintain electric reliability pending the availability of commercial power from the natural gas-fired units currently under construction at the Paradise site without incurring penalties under the Clean Air Act ("CAA"). These units are expected to come online in the spring of 2017. See Natural Gas-Fired Units below.

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

Dry generation and dewatering projects. Conversion of coal plant CCR wet processes to dry generation or dewatering is complete at Bull Run and construction is underway at Kingston. Planning and engineering phases are currently underway at Gallatin, Cumberland, Shawnee, and Paradise.

Landfills. Lined and permitted dry storage facilities have been constructed and are operational at the Bull Run, Kingston, and Gallatin Fossil Plants. Planning and engineering phases are currently underway at the Cumberland, Paradise, and Shawnee Fossil Plants.

Wet CCR impoundment closures. TVA is planning to close wet CCR impoundments in accordance with federal and state requirements when (1) coal-fired plants are converted to dry CCR processes and dry storage landfills become operational or (2) plant operations cease. Closure project schedules and costs are driven by the selected closure technology (such as cap and close in place or closure by removal). TVA issued an environmental impact statement ("EIS") that addresses the closure of CCR impoundments at TVA's coal-fired plants in June 2016. The EIS was finalized in July 2016. Although the EIS was designed to be programmatic in order to address the mode of impoundment closures, it specifically addressed closure methods at 10 impoundments. TVA subsequently decided to close those impoundments, although final closure plans are still subject to approval by appropriate state regulators. Additional National Environmental Policy Act ("NEPA") analyses will be conducted as other units are designated for closure. As environmental studies are performed and closure methodologies are determined, detailed project schedules and estimates will be finalized.

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

Through September 30, 2016, TVA had spent approximately $977 million on its CCR Conversion Program. TVA expects to spend an additional $1.2 billion on the CCR Conversion Program through 2022. Once the CCR Conversion Program is completed, TVA will continue to undertake certain CCR projects to support long-term plant generation, including building new landfill sections under existing permits and closing existing sections once they reach capacity. See Item 1, Business — Environmental Matters — Cleanup of Solid and Hazardous Wastes — Coal Combustion Residuals.

Natural Gas-Fired Units. During 2014, the TVA Board approved the construction of two natural gas-fired generation facilities. One facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at the Paradise site at a cost not to exceed $1.1 billion. A second facility, with an expected generation capacity of approximately 1,000 MW, will be constructed at the Allen site at a cost not to exceed $975 million. Upon completion of each facility, existing coal-fired units at the site will be retired with the exception of Paradise Unit 3, which will continue to be operated on the Paradise site.

TVA initially intended to use wastewater for the Allen facility’s cooling system but has now determined such a method would be cost prohibitive from both a capital and long-term operations and maintenance perspective. Due to the industrial nature of the wastewater, it would have required significantly more water treatment than initially anticipated. TVA evaluated several wastewater treatment alternatives and concluded the current plan to build five wells to obtain cooling water from an aquifer is the preferred method. Three of the five wells are in place. However, certain groups have expressed concern over the planned installation of the remaining two wells. At this time, TVA does not believe these concerns will affect the current construction schedule but cannot predict the outcome.

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

One aspect of the guidelines is that dam structures will be periodically reassessed to assure that TVA's dams meet current design criteria. These reassessments include material sampling of the dam and foundational structures and detailed engineering analysis. TVA is currently performing reassessments on its 49 dam projects. Thirty-eight reassessments have been completed through September 30, 2016. The remaining 11 assessments were initiated in 2016 and are scheduled to be completed by the end of 2017.  Results of the completed reassessments identified areas for further studies at several TVA dams, including Boone and Pickwick (see below). TVA has spent $61 million on dam safety assurance initiatives since 2012 and expects to spend an additional $207 million through 2021.

Boone Dam Remediation. In October 2014, a sinkhole was discovered near the base of the earthen embankment at Boone Dam, and a small amount of water and sediment was found seeping from the river bank below the dam. TVA identified underground pathways contributing to the seepage and prepared a plan to repair the dam which consists of the construction of a composite seepage barrier in the dam’s earthen embankment. An environmental assessment review through TVA's NEPA process was completed on January 7, 2016, and a Finding of No Significant Impact was published. TVA completed the first part (low mobility grouting) of its test grouting program on the embankment in September 2016 and is currently evaluating the effectiveness of that grouting phase.  The second phase of the grouting program (high mobility grouting) is underway, and it is anticipated those efforts will be completed in late 2017.

TVA continues to perform investigative drilling, grouting, and other activities in support of the seepage barrier design.  Based on preliminary findings, the design plans are being modified. The cost and duration for the overall remediation of Boone Dam will be determined upon completion of design during the summer of 2017 with construction plans being finalized thereafter. It is anticipated that construction plans will be completed by December 2017. These plans will not include any future repairs or projects that may be required as a result of the change in water flow once the composite seepage barrier is complete. The cost and duration of additional work efforts will be determined as design and construction plans are finalized.  Benchmarking durations and costs of similar activities at other facilities to complete composite walls have ranged from $200 million to $300 million with a range of five to seven years to complete. TVA will continue working with the community to help mitigate local impacts of the extended drawdown.

Pickwick Landing Dam South Embankment Remediation. Recent reassessments of Pickwick found low safety factors for post-earthquake stability indicating that the dam is at significant risk for slope stability failure following a seismic event in portions of the south embankment. Slope stability failure could lead to a breach of the south embankment and loss of the reservoir, resulting in loss of life and damage to property downstream, disruption to navigation, and loss of generation and recreation.

                On September 30, 2016, TVA issued a final environmental assessment and finding of no significant impact for its proposed upgrades to the south embankment.  Upon completion of the Phase 1 study, TVA has determined that remediation of the south embankment should be performed by constructing berms on the upstream and downstream slopes. The design phase of the project is scheduled to begin in the fall of 2016 with the construction phase scheduled to begin in the fall of 2017 with an anticipated duration of two years.  The project is currently estimated to be completed in two years. However, the project could take longer than two years depending on the sequencing and loading of the dam.  The total project cost is estimated to be approximately $100 million.

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

Summary Table of Major Projects
Projects	Estimated Project Cost (in billions)	Estimated In-Service Year
Capacity Expansion Projects
Paradise combined cycle plant	$1.1	2017
Allen combined cycle plant	1.0	2018
Environmental
Gallatin clean air controls	1.0	2018

Regulatory Compliance

Environmental Mitigation. Of the $290 million that TVA is required to spend on environmental mitigation projects under the Environmental Agreements, TVA has already spent approximately $238 million in implementing energy efficiency, electric vehicle, and renewable energy projects. These expenditures on environmental mitigation projects are in addition to the decisions TVA made under the Environmental Agreements to control, convert, or retire additional coal-fired units. See Part I, Business — Power Supply and Load Management Resources — Coal-Fired.

Transmission Issues. TVA anticipates expenditures related to transmission facilities to increase as a result of both new and evolving regulatory requirements. The North American Electric Reliability Corporation ("NERC") approved revisions to the Transmission Planning ("TPL") Reliability Standards in 2013. TVA has spent $20 million since the approval of the standard on existing transmission facilities and anticipates spending an additional $40 million through 2018 to ensure compliance with the 2013 revision of the TPL standards. Total costs of compliance with the standard, including those beyond 2018, are estimated to be $592 million.

Steam-Electric Effluent Guidelines. On November 3, 2015, the EPA published a final rule revising the existing steam electric effluent limitation guidelines ("ELGs").  The ELGs update the existing technology-based water discharge limitations for power plants.  Compliance with new requirements is required in the 2018-2023 timeframe and will necessitate major upgrades to wastewater treatment systems at all coal-fired plants. Dry fly ash handling is mandated by the rule. The rule also requires either dry bottom ash handling systems or “no discharge” recycle of bottom ash transport waters, and new technology-based limits on flue gas desulfurization (scrubber) wastewater require primary physical/chemical treatment and secondary biological treatment to meet extremely low limits for arsenic, mercury, and selenium.

TVA currently has four plants with wet scrubbers that will have to comply with the scrubber-related limits, the largest being Cumberland Fossil Plant ("Cumberland"). TVA is working with the State of Tennessee and the EPA in an effort to address compliance with the ELGs at Cumberland given its unique “once-through” scrubber design. Compliance with the rule at Cumberland without modification to address the unique design could cause TVA to incur disproportionately high costs at Cumberland or experience other operational outcomes which TVA cannot predict at this time.  See Item 1, Business — Environmental Matters — Steam-Electric Effluent Guidelines.

Pension Fund

                As of September 30, 2016, TVA's qualified pension plan had assets of $7.1 billion compared with liabilities of $13.1 billion. The potential for the plan's funded status to improve in the near term is limited because of expected equity performance, the significant amount of benefits paid each year to plan beneficiaries, and historically low discount rates to measure the plan’s benefit obligation. The plan currently has approximately 34,000 participants, of which approximately 24,000 are retirees and beneficiaries currently receiving benefits. Benefits of over $700 million are expected to be paid in 2017.  Amendments were adopted for the plan in 2016 to reduce the benefit obligation by $960 million and to commit TVA to annual contributions of the greater of the minimum contribution calculated by TVARS's actuary according to the TVARS Rules and Regulations or $300 million for a period of 20 years or until the plan has reached a fully funded status.

Ratemaking

At its August 25, 2016 meeting, the TVA Board approved a base rate adjustment which took effect on October 1, 2016. The base rate adjustment is expected to contribute approximately $200 million to fiscal year 2017 revenues. See Distributed Energy Resources and Item 1, Business — Rates — Rate Methodology.

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

Recent physical attacks on transmission facilities across the country have heightened awareness of the need to physically protect facilities. TVA is working with the Department of Homeland Security ("DHS"), the Federal Energy Regulatory Commission ("FERC"), NERC, the Southeastern Reliability Corporation, the North American Transmission Forum, and other utilities to implement industry approved recommendations and standards.

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

Although TVA has continued to experience increased cybersecurity threats, none of the attacks to date have impacted TVA's ability to operate as planned or compromised data which could involve TVA in legal proceedings. See Item 1A, Risk Factors — Operational Risks — TVA's facilities and information infrastructure may not operate as planned due to physical and cyber threats to TVA's security.

Transmission Assets. In addition to physical and cybersecurity attacks, TVA’s transmission assets are vulnerable to various types of electrically charged energy disruptions such as those from geomagnetic disturbances ("GMD") and electromagnetic pulses ("EMP"). Although the effects of GMD and EMP are dissimilar, they are often considered together. On September 22, 2016, FERC approved the Phase 2 NERC Standard TPL-007 to address GMD events. TVA has already met many of the requirements of the new standard with completion of a model of the 500 kV grid and evaluation of the effects of solar storms ranging from NERC’s reference case to possible extreme levels. Only a few items of equipment would exceed threshold levels even for the extreme cases and no damage would be expected. The most serious threats from EMP are those caused by high-altitude nuclear explosions. Like others in the industry, TVA is coordinating with federal and state authorities, NERC, and other grid owners and operators to address this emerging concern.

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

Regulatory Accounting
Description
The TVA Board is authorized by the TVA Act to set rates for power sold to customers; thus, TVA is "self-regulated." Additionally, TVA's regulated rates are designed to recover its costs of providing electricity. In view of demand for electricity and the level of competition, TVA has assumed that rates, set at levels that will recover TVA's costs, can be charged and collected. As a result of these factors, TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections of costs that are not likely to be incurred or deferral of gains that will be credited to customers in future periods. The timeframe over which the regulatory assets are recovered from customers or regulatory liabilities are credited to customers is subject to annual TVA Board approval. At September 30, 2016, TVA had $10.7 billion of Regulatory assets and $157 million of Regulatory liabilities.

Judgments and Uncertainties
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

Effect if Actual Results Differ From Assumptions
TVA has not made any material changes in the accounting policy used to record regulatory assets and liabilities during the past three fiscal years.

TVA does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to record regulatory assets and liabilities.

If future recovery of regulatory assets ceases to be probable, or any of the other factors described herein cease to be applicable, TVA would be required to write off these costs and recognize them in net income or other comprehensive income.

Asset Retirement Obligations
TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets. These obligations relate to TVA’s generating facilities, including coal-fired, nuclear, hydroelectric, and natural gas and/or oil-fired. They also pertain to coal ash impoundments, transmission facilities, and other property-related assets. Activities involved with the retirement of these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration. Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset. See Note 7 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 11.

Asset Retirement Obligations: Nuclear Decommissioning
Description
Utilities that own and operate nuclear plants are required to recognize a liability for legal obligations related to nuclear decommissioning. An equivalent amount is recorded as an increase in the carrying value of the capitalized asset and allocated to a regulatory asset over the useful life of the capitalized asset. The initial obligation is measured at its estimated fair value using various judgments and assumptions. Fair value is developed using an expected present value technique that is based on assumptions of market participants and that considers estimated retirement costs in current period dollars that are inflated to the anticipated decommissioning date and then discounted back to the date the ARO was incurred. Decommissioning cost studies are updated for each of TVA's nuclear units at least every five years. Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.

TVA periodically reviews its estimated ARO liabilities. Any change to an ARO liability is recognized prospectively as an equivalent increase or decrease in the carrying value of the capitalized asset. Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.

At September 30, 2016, the estimated future nuclear decommissioning cost recognized in the financial statements was $2.5 billion and was included in AROs, and the unamortized regulatory asset related to nuclear decommissioning ARO costs of $938 million was included in Regulatory assets.

Judgments and Uncertainties
The following key assumptions can have a significant effect on estimates related to the nuclear decommissioning costs reported in TVA's nuclear ARO liability:

Timing and Method – In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant's retirement must be estimated. (At Browns Ferry and Sequoyah, the estimated retirement date is based on the unit with the longest license period remaining. At Watts Bar, the estimated retirement date is based on each unit's license period.) Second, an assumption must be made on the timing of the decommissioning. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires that radioactive contamination be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. TVA bases its nuclear decommissioning estimates on site-specific cost studies, which are updated for each of TVA’s nuclear units at least every five years. TVA plans to complete new cost studies in 2017. Changes in probabilities ascribed to the assumptions for license extension or the timing of decommissioning can significantly change the present value of TVA's obligations.

Cost Estimates – There is limited experience with actual decommissioning of large nuclear facilities. Changes in technology and experience as well as changes in regulations regarding nuclear decommissioning could cause cost estimates to change significantly. TVA's cost studies assume current technology and regulations.

Cost Escalation Rate – TVA uses expected inflation rates over the remaining timeframe until the costs are expected to be incurred to estimate the amount of future cash flows required to satisfy TVA’s decommissioning obligations.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligations.

Effect if Actual Results Differ From Assumptions
The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

A 10 percent change in TVA's ARO for nuclear decommissioning cost at September 30, 2016, would have affected the liability by approximately $250 million.

Asset Retirement Obligations: Non-Nuclear Decommissioning
Description
The present value of the estimated future non-nuclear decommissioning cost was $1.5 billion at September 30, 2016.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and predicting how costs will escalate with inflation.

Judgments and Uncertainties
The following key assumptions can have a significant effect on estimates related to the non-nuclear decommissioning costs:

Timing and Method – In projecting non-nuclear decommissioning costs, the date of the asset’s retirement must be estimated. In instances where the retirement of a specific asset will precede the retirement of the generating plant, the anticipated retirement date of the specific asset is used. Additionally, TVA expects to incur certain ongoing costs subsequent to the initial asset retirement.

TVA develops its cost estimates based on likelihood of decommissioning method where options exist in fulfilling legal obligations, (e.g., cap and close in place or clean closure for coal ash impoundments).  The decommissioning method is determined based on several factors including available technologies, environmental studies, cost factors, resource availability, and timing requirements.  As these factors are considered and decommissioning methods are determined, the detailed project schedules and estimates are adjusted. During 2016, TVA management updated its non-nuclear plant closure method assumption from a maintain-in-place method to a plant demolition method.

Technology and Regulation – Changes in technology and experience as well as changes in regulations regarding non-nuclear decommissioning could cause cost estimates to change significantly. TVA’s cost estimates generally assume current technology and regulations.

In April 2015, the EPA published its final rule governing CCRs, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards.  As a result of this ruling, in 2015 TVA made revisions to the assumptions and estimates used to calculate its CCR AROs.  TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects.  As a result, further adjustments to its ARO liabilities may be required as estimates are refined.

Cost Escalation Rate – TVA uses expected inflation rates over the remaining timeframe until the costs are expected to be incurred to estimate the amount of future cash flows required to satisfy TVA’s decommissioning obligations.

Discount Rate – TVA uses its incremental borrowing rate over a period consistent with the remaining timeframe until the costs are expected to be incurred to calculate the present value of the weighted estimated cash flows required to satisfy TVA’s decommissioning obligations.

Effect if Actual Results Differ From Assumptions
The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in the discount or escalation rates, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

A 10 percent change in TVA's ARO for non-nuclear decommissioning costs at September 30, 2016, would have affected the liability by approximately $155 million.

Pension and Other Post-Retirement Benefits
Description
TVA sponsors a defined benefit pension plan that is qualified under section 401(a) of the Internal Revenue Code and covers substantially all of its full-time annual employees hired prior to July 1, 2014.  The Tennessee Valley Authority Retirement System ("TVARS"), a separate legal entity governed by its own board of directors, administers the qualified defined benefit pension plan.  TVA also provides a Supplemental Executive Retirement Plan (“SERP”) to certain executives in critical positions, which provides supplemental pension benefits tied to compensation levels that exceed limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  Additionally, TVA provides post-retirement health care benefits for most of its full-time employees who reach retirement age while still working for TVA.

Judgments and Uncertainties
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

Expected Return on Plan Assets – The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors. Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return. The current asset allocation policy approved by the TVARS Board diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be dynamic in nature and responsive to changes in the funded status of TVARS. Changes in the expected return rates are based on annual studies performed by third party professional investment consultants. Upon review of TVARS's asset allocation policy effective in 2017, the 2016 annual study, and the current outlook on capital markets, TVA management decided to maintain the expected return on assets at 7.00 percent, which will be used to measure 2017 net periodic benefit cost. TVA used an expected rate of return of 7.00 percent to measure benefit costs in 2016 and 2015 and used 7.25 percent to measure benefit costs in 2014.

Discount Rate – In the case of selecting an assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. At September 30, 2016, the discount rates used to determine the pension and other post-retirement benefit obligations were 3.65 percent and 3.70 percent, respectively. At September 30, 2015, the discount rates used to determine the pension and other post-retirement benefit obligations were 4.50 percent and 4.65 percent, respectively. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit cost for the following year. TVA will use discount rates of 3.65 percent and 3.70 percent to estimate its 2017 pension and other post-retirement net periodic benefit costs, respectively. The discount rate is somewhat volatile because it is determined based upon the prevailing rate as of the measurement date.

Mortality – Mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVA’s pension and post-retirement plan participants.  In 2014 and 2013, TVA had used the RP-2000 base table of the Society of Actuaries ("SOA") with a modified improvement scale of Scale AA to 2022. In 2015, TVA adopted an adjusted version of the SOA's RP-2014 mortality tables and a modified MP-2014 improvement scale for purposes of measuring its pension and other post-retirement benefit obligations at September 30, 2015.  In 2016, TVA maintained its mortality table assumption adopted in 2015, but updated the improvement scale assumption to a modified version of the SOA’s RP-2015 scale for purposes of measuring its pension and other post-retirement benefit obligations at September 30, 2016.  The mortality rate assumption used to determine the obligations at year-end are used to determine the net periodic benefit costs for the following year.

Health Care Cost Trends –TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. The assumed health care trend rates used to determine pre-Medicare eligible post-retirement benefit obligations for 2016 and 2015 were 6.50 percent and 7.00 percent, respectively. The 2016 health care cost trend rate of 6.50 percent used to determine the pre-Medicare eligible post-retirement benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the years beginning October 1, 2019, and beyond. The assumed health care trend rates used to determine post-Medicare eligible post-retirement benefit obligations for 2016 and 2015 were 0.00 percent and 7.00 percent, respectively. The 2016 health care cost trend rate of 0.00 percent used to determine the post-Medicare eligible post-retirement benefit obligations is assumed to remain at 0.00 percent through 2020 at which point it rises to 4.00 percent in the years beginning October 1, 2021 and beyond as a result of the move of Medicare eligible retirees to a private exchange. The assumed health care cost trend rates used to determine the net periodic post-retirement cost were 7.00 percent for 2016, 7.50 percent for 2015, and 8.00 percent for 2014. TVA plans to use 6.50 and 0.00 percent in the determination of 2017 net periodic post-retirement cost for pre-Medicare eligible and post-Medicare eligible, respectively. The current trend rate assumption reflects review of TVA medical claims, more participants moving to the high deductible plan, and TVA moving to a private exchange.

Cost of Living Adjustment – Cost-of-living adjustments ("COLAs") are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  Eligible retirees receive a COLA on the base pension portion of the monthly pension benefit equal to the percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U”) in January following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year in which a COLA was given.  Prior to October 1, 2016, the minimum COLA was one percent and the maximum was five percent.  Effective October 1, 2016, the calculation of the COLA benefit will be equal to the percentage change in the CPI-U minus 0.25 percent with a minimum of still one percent and the maximum increased to six percent.

TVA’s 2016 COLA assumption was changed to be 1.25 percent in 2017 and 2.00 percent in 2018 and thereafter, to better reflect anticipated future plan experience and the plan amendments to the COLA. Prior to 2013, TVA had maintained a 2.50 percent COLA, but TVA determined that a more accurate estimate would be to lower the COLA for the short term with a gradual increase that would trend back up to the long-term expectations based upon the economic forecast and the Federal Reserve policy. The 2015 and 2014 COLA assumptions assumed that the COLA would trend to the ultimate rate of 2.40 percent in 2021 and to the ultimate rate of 2.50 percent in 2020, respectively.

Contributions – The minimum contribution for 2016 was $209 million; however, TVA made a $275 million contribution to TVARS. The 2015 minimum contribution was $215 million; however, TVA contributed $275 million to TVARS. In 2016, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. In 2015, TVA made contributions of $7 million to the SERP and $44 million to the other post-retirement benefit plans. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $35 million to the other post-retirement benefit plans in 2017.

Effect if Actual Results Differ From Assumptions
Accounting Mechanisms – In accordance with current accounting guidance, TVA utilizes a number of accounting mechanisms that reduce the volatility of reported pension expense. Differences between actuarial assumptions and actual plan results are deferred and are amortized into periodic expense only when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If necessary, the excess is amortized over the average remaining service period of active employees.

Expected Return on Plan Assets – TVA recognizes the impact of asset performance on pension expense over a three-year phase-in period through a market-related value of assets calculation.  Since the market-related value of assets recognizes investment gains and losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized.  As a result, losses that the pension plan assets experience may have an adverse impact on pension expense in future years depending on whether the actuarial losses at each measurement date exceed 10 percent of the greater of the projected pension benefit obligation or the market-related value of plan assets in accordance with current accounting methodologies.

The actuarial gain (loss) related to the difference between expected and actual return on pension plan assets for 2016 and 2015 was $287 million and $(762) million, respectively. Compared with the assumed return of 7.00 percent, the 2016 and 2015 actuarial gain (loss) was due to the actual rates of return on the fair value of assets of 11.20 percent and (4.48) percent, respectively. The differences between expected and actual returns that result in an actuarial gain or loss are recognized as a increase or decrease, respectively, in the related regulatory asset and the projected pension benefit obligation. A higher expected rate of return assumption decreases the net periodic pension benefit cost, whereas a lower expected rate of return assumption increases the net periodic pension benefit cost. A 0.25 percent decrease in the expected rate of return on plan assets would increase the 2016 net periodic pension cost by $16 million.

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

Discount Rate – A higher discount rate decreases the plan obligations and correspondingly decreases the net periodic pension and net post-retirement benefit costs for those plans where actuarial losses are being amortized. On the other hand, a lower discount rate increases net periodic pension and net periodic post-retirement benefit costs.

Assuming the other components of the calculation are held constant and excluding any impact for unamortized gains or losses, a 0.25 percent decrease would increase the 2016 net periodic pension cost by $22 million and the 2016 projected pension benefit obligation by $388 million.

Mortality – As the mortality assumptions improve (e.g., assume participants are living longer), the benefit obligation increases. The change in the improvement scale reflected decreased life expectancies resulting in an increase in the pension and other post-retirement benefit obligations by $133 million and $7 million, respectively, as of September 30, 2016.

Periodic post-retirement benefit cost could fluctuate if there are changes in the health care cost trend rate. Assuming that the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a one percent increase in the assumed health care cost trend rate would impact the post-retirement service and interest cost components by $6 million and the accumulated post-retirement benefit obligation by $105 million. Likewise, a one percent decrease in the health care cost trend rate would impact the post-retirement service and interest cost components by $(6) million and the accumulated post-retirement benefit obligation by $(88) million.

A higher COLA assumption increases the pension benefit obligation and correspondingly increases the net periodic pension benefit cost. A lower COLA assumption decreases the pension benefit obligation and the net periodic pension benefit cost. Assuming the other components of the calculation are held constant and excluding any impact for unamortized actuarial gains or losses, a 0.25 percent increase in the COLA assumption would increase the 2016 pension benefit obligation by $254 million and increase the net periodic pension benefit cost by $31 million.

Fair Value Measurements

Investments

Investment Funds. Investments classified as trading consist of amounts held in the Nuclear Decommissioning Trust ("NDT"), Asset Retirement Trust ("ART"), SERP, and Long-Term Deferred Compensation Plan ("LTDCP").  These assets are generally measured at fair value based on quoted market prices or other observable market data such as interest rate indices.  These investments are primarily U.S. and international equities, real estate investment trusts, fixed income investments, high-yield fixed income investments, U.S. Treasury Inflation-Protected Securities, commodities, currencies, derivative instruments, and other investments.  TVA has classified all of these trading securities as either Level 1, Level 2, or Investments measured at net asset value.  See Note 15 — Valuation Techniques for a discussion of valuation levels of the investments.

Plan Investments. TVA’s qualified benefit pension plan is funded with qualified plan assets. These investments are primarily global public equities, private equities, fixed income securities, real estate investment trusts, Treasury Inflation-Protected Securities, commodities, Master Limited Partnerships, and private real assets.  See Note 19 — Fair Value Measurements for disclosure of fair value measurements for investments held by TVARS that support TVA’s qualified defined benefit pension plan.

Pricing. Prices provided by third-parties for the assets in investment funds and plan investments are subjected to automated tolerance checks by the investment portfolio trustee to identify and avoid, where possible, the use of inaccurate prices.  Any such prices identified as outside the tolerance thresholds are reported to the vendor that provided the price.  If the prices are validated, the primary pricing source is used.  If not, a secondary source price that has passed the applicable tolerance check is used (or queried with the vendor if it is out of tolerance), resulting in either the use of a secondary price, where validated, or the last reported default price, as in the case of a missing price.  For monthly valued accounts, where secondary price sources are available, an automated inter-source tolerance report identifies prices with an inter-vendor pricing variance of over two percent at an asset class level.  For daily valued accounts, each security is assigned, where possible, an indicative major market index, against which daily price movements are automatically compared.  Tolerance thresholds are established by asset class.  Prices found to be outside of the applicable tolerance threshold are reported and queried with vendors as described above.

For investment funds, TVA additionally performs its own analytical testing on the change in fair value measurements each period to ensure the valuations are reasonable based on changes in general market assumptions. TVA also performs pricing tests on various portfolios comprised of securities classified in Levels 1 and 2 on a quarterly basis to confirm accuracy of the values received from the investment portfolio trustee. For plan investments, TVARS reviews the trustee's Service Organization Controls report and the pricing policies of the trustee's largest pricing vendor.

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

Currency and Interest Rate Derivatives.  TVA has three currency swaps and four “fixed for floating” interest rate swaps.  The currency swaps protect against changes in cash flows caused by volatility in exchange rates related to outstanding Bonds denominated in British pounds sterling. The currency and interest rate swaps are classified as Level 2 valuations as the rate curves and interest rates affecting the fair value of the contracts are based on observable data.  The application of credit valuation adjustments ("CVAs") did not materially affect the fair value of these assets and liabilities at September 30, 2016.

Commodity Contracts.  TVA enters into commodity derivatives for coal and natural gas that require physical delivery of the contracted quantity of the commodity. The fair values of these derivative contracts are determined using internal models based on income approaches. TVA develops an overall coal forecast based on widely-used short-term and mid-range market data from an external pricing specialist in addition to long-term internal estimates. To value the volume option component of applicable coal contracts, TVA uses a Black-Scholes pricing model which includes inputs from the overall coal price forecast, contract-specific terms, and other market inputs. Based on the use of certain significant unobservable inputs, these valuations are classified as Level 3 valuations.  Additionally, any settlement fees related to early termination of coal supply contracts are included at the contractual amount.  The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2016.

Commodity Derivatives under the Financial Trading Program.  TVA established a Financial Trading Program ("FTP") under which it could purchase and sell futures, swaps, options, and similar derivative instruments to hedge its exposure to changes in prices of natural gas, fuel oil, coal, and other commodities. Although certain natural gas futures and swaps under the FTP remain at September 30, 2016, future purchases under the program have been suspended.  TVA plans to continue to manage fuel price volatility through other methods and to periodically reevaluate its suspended FTP program for future use of financial instruments.  TVA is prohibited from taking speculative positions in its FTP.

Financial instruments under the FTP are valued based on market approaches which utilize Chicago Mercantile Exchange ("CME") quoted prices and other observable inputs. Futures and options contracts settled on the CME are classified as Level 1 valuations. Swap contracts are valued using a pricing model based on CME inputs and are subject to nonperformance risk outside of the exit price. These contracts are classified as Level 2 valuations. The application of CVAs did not materially affect the fair value of these assets and liabilities at September 30, 2016.

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

Nonperformance risk for most of TVA’s derivative instruments is an adjustment to the initial asset/liability fair value.  TVA adjusts for nonperformance risk, both of TVA (for liabilities) and the counterparty (for assets), by applying a CVA.  TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA’s or the counterparty’s credit rating as obtained from Moody’s.  For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company.  TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2015) for companies with a similar credit rating over a time period consistent with the remaining term of the contract.

All derivative instruments are analyzed individually and are subject to unique risk exposures.  The application of CVAs resulted in a $2 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2016.

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

TVA does not engage, and does not control any entity that is engaged, in any activity listed under Section 13(r) of the Exchange Act, which requires certain issuers to disclose certain activities relating to Iran involving the issuer and its affiliates.  Based on information supplied by each such person, none of TVA's directors and executive officers are involved in any such activities.  While TVA is an agency and instrumentality of the United States of America, TVA does not believe its disclosure obligations, if any, under Section 13(r) extend to the activities of any other departments, divisions, or agencies of the United States.

Environmental Matters

See Item 1, Business — Environmental Matters, which discussion is incorporated by reference into this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting its activities, as a result of catastrophic events or otherwise. TVA had accrued approximately $61 million with respect to Legal Proceedings at September 30, 2016. No assurance can be given that TVA will not be subject to significant additional claims and liabilities. If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

Risk Governance

The Enterprise Risk Council ("ERC") was created in 2005 to strengthen and formalize TVA's enterprise-wide risk management efforts. The ERC is responsible for the highest level of risk oversight at TVA and is also responsible for communicating enterprise-wide risks with policy implications to the TVA Board or a designated TVA Board committee. The ERC is comprised of the Executive Management Committee ("EMC") and the Chief Risk Officer ("CRO") who will act as Chair. ERC members may invite additional attendees to meetings as non-voting participants. Regular attendees will include the Director, Enterprise Risk Management and the Director, Financial Planning and Portfolio Risk Management.  The ERC has established a subordinate Portfolio Risk Oversight Committee ("PROC"), which is comprised of business unit leaders with specific expertise. PROC is responsible for the evaluation of TVA’s portfolio risk management processes and infrastructure for power, fuel, and other commodities critical to TVA’s power supply.
TVA has a designated Enterprise Risk Management ("ERM") organization within its Financial Services organization responsible for (1) establishing enterprise risk management policies and guidelines, (2) developing an enterprise risk profile aligned with the strategic objectives, (3) performing annual risk assessments across all TVA business units, (4) monitoring and reporting on identified enterprise risks and emerging risks, (5) facilitating enterprise risk discussions with the risk subject matter experts across the organization and at the ERC and TVA Board levels, and (6) developing and improving TVA's risk awareness culture. TVA has cataloged major short-term and long-term enterprise level risks across the organization. A discussion of significant risks is presented in Item 1A, Risk Factors.

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

TVA previously used its FTP to help manage cost volatility for its wholesale and directly served customers.  Although management has suspended the use of financial instruments under the program, certain natural gas hedges remained in place at September 30, 2016, and September 30, 2015, for the mitigation of risks associated with the price of natural gas.  A hypothetical 10 percent decline in the market price of natural gas on September 30, 2016, and 2015, would have resulted in decreases of approximately $6 million and $14 million, respectively, in the fair value of TVA’s natural gas trading derivative instruments at these dates.

Additionally, TVA manages risk with commodity contract derivatives for both coal and natural gas that require physical delivery of the contracted quantity. A hypothetical 10 percent decline in the market price of coal on September 30, 2016, and 2015, would have resulted in decreases of approximately $41 million and $61 million, respectively, in the fair value of TVA’s coal derivative instruments at these dates. A hypothetical 10 percent decline in the market price of natural gas on September 30, 2016, and 2015, would have resulted in decreases of approximately $45 million and $40 million, respectively, in the fair value of TVA’s natural gas derivative instruments at these dates.

Investment Price Risk

TVA’s investment price risk relates primarily to investments in TVA’s NDT, ART, pension fund, SERP, and Long-Term Deferred Compensation Plan ("LTDCP").

Nuclear Decommissioning Trust.  The NDT is generally designed to achieve a return in line with overall equity market performance.  The assets of the trust are invested in debt and equity securities, private partnerships and limited liability companies, and certain derivative instruments including forwards, futures, options, and swaps, and through these investments the trust has exposure to U.S. equities, international equities, real estate investment trusts, high-yield debt, domestic debt, U.S. Treasury Inflation-Protected Securities ("TIPS"), commodities, and private real estate, private equity, and absolute return strategies.  At September 30, 2016, and 2015, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $165 million and $148 million, respectively.

Asset Retirement Trust.  The ART is presently invested to achieve a return in line with equity and debt market performance. The assets of the trust are invested in securities directly and indirectly through commingled funds.  At September 30, 2016, and 2015, an immediate 10 percent decrease in the price of the investments in the trust would have reduced the value of the trust by $52 million and $43 million, respectively.

Qualified Pension Plan. The TVARS Board’s current asset allocation policy for the investment of qualified pension plan assets has targets of 47 percent percent equity including global public and private equity investments, 30 percent fixed income securities, and 23 percent real assets including Treasury Inflation-Protected Securities ("TIPS"), commodities, Master Limited Partnerships ("MLPs"), real estate investment trusts ("REITS"), and private real assets. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change the system’s assumed rate of investment return are subject to TVA’s review and veto.

As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy.

At September 30, 2016, and 2015, an immediate 10 percent decrease in the value of the net assets of the fund would have reduced the value of the fund by approximately $715 million and $680 million, respectively.

Supplemental Executive Retirement Plan. The SERP is a non-qualified defined benefit pension plan similar to those typically found in other companies in TVA's peer group and is provided to a limited number of executives. TVA's SERP was created to recruit and retain key executives. The plan is designed to provide a competitive level of retirement benefits in excess of the limitations on contributions and benefits imposed by TVA's qualified defined benefit plan and Internal Revenue Code Section 415 limits on qualified retirement plans. The SERP currently targets an asset allocation policy for its plan assets of 65 percent equity securities, which includes U.S. and non-U.S. equities, and 35 percent fixed income securities. The SERP plan assets are presently invested to achieve a return in line with overall equity market performance. At September 30, 2016, and 2015, an immediate 10 percent decrease in the value of the SERP investments would have reduced the value of the investments by $5 million.

Long-Term Deferred Compensation Plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. The plan assists in the recruitment of top executive talent for TVA. As in other corporations, deferred compensation can be an integral part of a total compensation package. Assets include long-term deferred compensation and any other deferred balances. The default return on investment of the accounts is interest calculated based on the composite rate of all marketable U.S. Treasury issues. Executives may alternatively choose to have their balances adjusted based on the return of certain mutual funds. At September 30, 2016, and 2015, an immediate 10 percent decrease in the value of the deferred compensation accounts would have reduced the value of the accounts by $4 million.

Interest Rate Risk

TVA’s interest rate risk is related primarily to its short-term investments, short-term debt, long-term debt, and interest rate derivatives.

Investments.  At September 30, 2016, TVA had $300 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2016 was $363 million.  The average interest rate that TVA received on its short-term investments during 2016 was less than one percent.  If the rates of interest that TVA received on its short-term investments during 2016 were zero percent, TVA would have received approximately $1 million less in interest from its short-term investments during 2016.  At September 30, 2015, TVA had $300 million of cash and cash equivalents, and the average balance of cash and cash equivalents for 2015 was $600 million.  The average interest rate that TVA received on its short-term investments during 2015 was less than one percent.  If the rates that TVA received on its short-term investments during 2015 were zero percent, TVA would have received less than $1 million less in interest on short-term investments during 2015.  In addition to affecting the amount of interest that TVA receives from its short-term investments, changes in interest rates could affect the value of the investments in its pension plan, ART, NDT, SERP, and LTDCP.  See Risk Management Activities — Investment Price Risk above.

Short-Term Debt.  At September 30, 2016, TVA’s short-term borrowings were $1.4 billion, and the current maturities of long-term debt were $1.6 billion.  Based on TVA’s interest rate exposure at September 30, 2016, an immediate one percentage point increase in interest rates would have resulted in an increase of $30 million in TVA’s short-term interest expense.  At September 30, 2015, TVA’s short-term borrowings were $1.0 billion, and the current maturities of long-term debt were $65 million.  Based on TVA’s interest rate exposure at September 30, 2015, an immediate one percentage point increase in interest rates would have resulted in an increase of $11 million in TVA’s short-term interest expense.

Long-Term Debt.  At September 30, 2016, and 2015, the interest rates on all of TVA’s outstanding long-term debt were fixed (or subject only to downward adjustment under certain conditions).  Accordingly, an immediate one percentage point increase in interest rates would not have affected TVA’s interest expense associated with its long-term debt.  When TVA’s long-term debt matures or is redeemed, however, TVA typically refinances this debt by issuing additional long-term debt.  Accordingly, if interest rates are high when TVA issues this additional long-term debt, TVA’s cash flows, results of operations, and financial condition may be adversely affected.  This risk is somewhat mitigated by the fact that TVA’s debt portfolio is diversified in terms of maturities and has a long average life.  At September 30, 2016, and 2015, the average life of TVA’s debt portfolio was 16.8 years and 17.8 years, respectively.  A schedule of TVA’s debt maturities is contained in Note 12 — Debt Outstanding.

Interest Rate Derivatives. Changes in interest rates also affect the mark-to-market valuation of TVA’s interest rate derivatives.  See Note 14 — Derivatives Not Receiving Hedge Accounting Treatment — Interest Rate Derivatives. TVA had four interest rate swaps outstanding at September 30, 2016 and September 30, 2015. Net unrealized gains and losses on these instruments are reflected on TVA’s consolidated balance sheets in a regulatory asset account, and realized gains and losses are reflected in earnings.  Based on TVA’s interest rate exposure at September 30, 2016, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $294 million.  Based on TVA’s interest rate exposure at September 30, 2015, an immediate one-half percentage point decrease in interest rates would have increased the interest rate swap liabilities by $266 million.

Currency Exchange Rate Risk

Over the next several years, TVA plans to spend a significant amount of capital on clean air projects, capacity expansion, and other projects. A portion of this amount may be spent on contracts that are denominated in one or more foreign currencies. Additionally, TVA’s three issues of Bonds denominated in British pounds sterling are hedged by currency swap agreements. The value of the U.S. dollar compared with other currencies has fluctuated widely in recent years, including recent fluctuations in the U.S. dollar to British pound sterling exchange rate primarily driven by the “BREXIT” vote for the United Kingdom to leave the European Union. If not effectively managed, foreign currency exposure could negatively impact TVA's counterparty risk, cash flows, results of operations, and financial condition.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

ASSETS
	2016	2015
Current assets
Cash and cash equivalents	$300	$300
Restricted cash and investments	—	15
Accounts receivable, net	1,747	1,600
Inventories, net	993	1,031
Regulatory assets	536	506
Other current assets	68	54
Total current assets	3,644	3,506

Property, plant, and equipment
Completed plant	51,564	50,069
Less accumulated depreciation	(27,592)	(26,318)
Net completed plant	23,972	23,751
Construction in progress	8,458	7,147
Nuclear fuel	1,450	1,415
Capital leases	163	94
Total property, plant, and equipment, net	34,043	32,407

Investment funds	2,257	2,011

Regulatory and other long-term assets
Regulatory assets	10,164	10,418
Other long-term assets	386	403
Total regulatory and other long-term assets	10,550	10,821

Total assets	$50,494	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED BALANCE SHEETS
At September 30
 (in millions)

LIABILITIES AND PROPRIETARY CAPITAL
	2016	2015
Current liabilities
Accounts payable and accrued liabilities	$2,163	$2,127
Accrued interest	363	366
Current portion of leaseback obligations	58	79
Current portion of energy prepayment obligations	100	100
Regulatory liabilities	154	164
Short-term debt, net	1,407	1,034
Current maturities of power bonds	1,555	32
Current maturities of long-term debt of variable interest entities	35	33
Current maturities of notes payable	27	—
Total current liabilities	5,862	3,935

Other liabilities
Post-retirement and post-employment benefit obligations	6,929	7,107
Asset retirement obligations	3,840	3,682
Other long-term liabilities	2,776	2,221
Leaseback obligations	409	537
Energy prepayment obligations	110	210
Total other liabilities	14,064	13,757

Long-term debt, net
Long-term power bonds, net	20,901	22,617
Long-term debt of variable interest entities, net	1,199	1,233
Long-term notes payable	48	—
Total long-term debt, net	22,148	23,850

Total liabilities	42,074	41,542

Commitments and contingencies (Note 20)

Proprietary capital
Power program appropriation investment	258	258
Power program retained earnings	7,594	6,357
Total power program proprietary capital	7,852	6,615
Nonpower programs appropriation investment, net	580	590
Accumulated other comprehensive income (loss)	(12)	(2)
Total proprietary capital	8,420	7,203

Total liabilities and proprietary capital	$50,494	$48,745
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended September 30
 (in millions)

	2016	2015	2014
Operating revenues
Revenue from sales of electricity	$10,461	$10,847	$10,999
Other revenue	155	156	138
Total operating revenues	10,616	11,003	11,137
Operating expenses
Fuel	2,126	2,444	2,730
Purchased power	964	950	1,094
Operating and maintenance	2,842	2,838	3,341
Depreciation and amortization	1,836	2,031	1,843
Tax equivalents	522	525	540
Total operating expenses	8,290	8,788	9,548
Operating income	2,326	2,215	1,589
Other income (expense), net	43	29	49
Interest expense
Interest expense	1,371	1,347	1,344
Allowance for funds used during construction	(235)	(214)	(175)
Net interest expense	1,136	1,133	1,169
Net income (loss)	$1,233	$1,111	$469
The accompanying notes are an integral part of these consolidated financial statements.

  TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended September 30
(in millions)

	2016	2015	2014

Net income (loss)	$1,233	$1,111	$469
Other comprehensive income (loss)
Net unrealized gain (loss) on cash flow hedges	(139)	(72)	4
Reclassification to earnings from cash flow hedges	129	65	(2)
Total other comprehensive income (loss)	$(10)	$(7)	$2
Total comprehensive income (loss)	$1,223	$1,104	$471
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended September 30
 (in millions)

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$1,233	$1,111	$469
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization (including amortization of debt issuance costs and premiums/discounts)	1,882	2,077	1,888
Amortization of nuclear fuel cost	287	277	279
Non-cash retirement benefit expense	327	332	572
Prepayment credits applied to revenue	(100)	(100)	(100)
Fuel cost adjustment deferral	(83)	(6)	(38)
Fuel cost tax equivalents	(16)	(18)	6
Changes in current assets and liabilities
Accounts receivable, net	(83)	93	(79)
Inventories and other current assets, net	50	(12)	34
Accounts payable and accrued liabilities	(4)	(121)	147
Accrued interest	(3)	(13)	2
Regulatory asset costs	(31)	(23)	(56)
Pension contributions	(281)	(282)	(256)
Insurance recoveries	7	63	175
Settlements of asset retirement obligations	(139)	(58)	(14)
Other, net	(4)	(5)	(49)
Net cash provided by operating activities	3,042	3,315	2,980
Cash flows from investing activities
Construction expenditures	(2,710)	(2,850)	(2,384)
Combustion turbine asset acquisition	—	(342)	—
Nuclear fuel expenditures	(300)	(350)	(326)
Purchases of investments, net	(50)	(52)	(48)
Loans and other receivables
Advances	(10)	(17)	(6)
Repayments	7	8	6
Other, net	(50)	18	2
Net cash used in investing activities	(3,113)	(3,585)	(2,756)
Cash flows from financing activities
Long-term debt
Issues of power bonds	—	973	989
Redemptions and repurchases of power bonds	(76)	(1,180)	(365)
Payments on debt of variable interest entities	(33)	(32)	(30)
Short-term debt issues (redemptions), net	370	437	(1,837)
Payments on leases and leasebacks	(159)	(80)	(73)
Financing costs, net	—	(7)	(4)
Payments to U.S. Treasury	(6)	(5)	(14)
Other, net	(25)	(36)	8
Net cash (used in) provided by financing activities	71	70	(1,326)
Net change in cash and cash equivalents	—	(200)	(1,102)
Cash and cash equivalents at beginning of year	300	500	1,602
Cash and cash equivalents at end of year	$300	$300	$500
The accompanying notes are an integral part of these consolidated financial statements.

TENNESSEE VALLEY AUTHORITY
CONSOLIDATED STATEMENTS OF CHANGES IN PROPRIETARY CAPITAL
For the years ended September 30
(in millions)

	Power Program Appropriation Investment	Power Program Retained Earnings	Nonpower Programs Appropriation Investment, Net	Accumulated Other Comprehensive Income (Loss)from Net Gains (Losses) on Cash Flow Hedges	Total
Balance at September 30, 2013	$268	$4,767	$609	$3	$5,647
Net income (loss)	—	477	(8)	—	469
Total other comprehensive income (loss)	—	—	—	2	2
Return on power program appropriation investment	—	(4)	—	—	(4)
Return of power program appropriation investment	(10)	—	—	—	(10)
Balance at September 30, 2014	$258	$5,240	$601	$5	$6,104
Net income (loss)	—	1,122	(11)	—	1,111
Total other comprehensive income (loss)	—	—	—	(7)	(7)
Return on power program appropriation investment	—	(5)	—	—	(5)
Balance at September 30, 2015	$258	$6,357	$590	$(2)	$7,203
Net income (loss)	—	1,243	(10)	—	1,233
Total other comprehensive income (loss)	—	—	—	(10)	(10)
Return on power program appropriation investment	—	(6)	—	—	(6)
Balance at September 30, 2016	$258	$7,594	$580	$(12)	$8,420
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

Basis of Presentation

The accompanying consolidated financial statements, which have been prepared in accordance with GAAP, include the accounts of TVA, two wholly-owned direct subsidiaries, and three variable interest entities ("VIEs") of which TVA is the primary beneficiary. See Note 8 and Note 9. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

In the Consolidated Balance Sheet at September 30, 2015, TVA reclassified $80 million of debt issuance costs previously presented in Other long-term assets and presented $67 million as a reduction to Long-term power bonds, net and $13 million as a reduction to Long-term debt of variable interest entities, net.  See Note 2 for additional information.

Certain historical amounts have been reclassified in the Consolidated Statement of Cash Flows to conform to the current year presentation. Amounts previously presented in Cash flows from operating activities as Other, net of $(58) million and $(14) million for the years ended September 30, 2015 and 2014, respectively, are currently reported in Settlements of asset retirement obligations.

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

The allowance for uncollectible accounts was $1 million at September 30, 2016, and 2015, for accounts receivable.  Additionally, loans receivable of $141 million and $129 million at September 30, 2016, and 2015, respectively, are included in Accounts receivable, net and Other long-term assets, for the current and long-term portions, respectively, and reported net of allowances for uncollectible accounts of $8 million at both September 30, 2016, and September 30, 2015, respectively.

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

Pre-Commercial Plant Operations

As part of the process of completing the construction of Watts Bar Unit 2, TVA commenced pre-commercial plant operations on June 3, 2016.  The pre-commercial plant operations period ended, and commercial operations began, on October 19, 2016.  The electricity produced during the pre-commercial plant operations period was used to serve the demands of the system; therefore, TVA calculated estimates of revenue realized from such pre-commercial generation based on the guidance provided by FERC regulations.  The calculated revenue, through September 30, 2016, of $18 million was capitalized to offset project costs and is included in Revenue from sales of electricity as a contra-revenue amount on the consolidated statement of operations for the year ended September 30, 2016.  During this same period, TVA capitalized related fuel costs of approximately $6 million.

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

Depreciation. TVA accounts for depreciation of its properties using the composite depreciation convention of accounting.  Accordingly, the original cost of property retired is charged to accumulated depreciation. Depreciation is generally computed on a straight-line basis over the estimated service lives of the various classes of assets. Depreciation rates are determined based on an external depreciation study. This study will be updated at least every five years, and TVA plans to implement the results of a new study in 2017.  Depreciation expense for the years ended September 30, 2016, 2015, and 2014 was $1.4 billion, $1.7 billion, and $1.6 billion, respectively. Depreciation expense expressed as a percentage of the average annual depreciable completed plant was 2.97 percent for 2016, 3.71 percent for 2015, and 3.42 percent for 2014.  Average depreciation rates by asset class are as follows:

Property, Plant, and Equipment Depreciation Rates At September 30 (percent)
	2016	2015	2014
Asset Class
Nuclear	2.37	2.81	2.90
Coal-fired	3.50	5.50	4.37
Hydroelectric	1.29	1.30	1.44
Gas and oil-fired	3.09	3.18	3.23
Transmission	2.80	2.78	2.76
Other	8.97	8.65	8.40

Nuclear.     In September 2015, the Nuclear Regulatory Commission ("NRC") approved renewed licenses for Sequoyah Nuclear Plant ("Sequoyah") Units 1 and 2, which allow both units to operate for an additional 20 years, and TVA adjusted prospectively the Sequoyah depreciation rate. This change resulted in a $79 million decrease in depreciation and amortization expense for 2016.

Coal-Fired. In April 2011, TVA entered into two substantively similar agreements, one with the EPA and the other with Alabama, Kentucky, North Carolina, Tennessee, and three environmental advocacy groups (collectively, the "Environmental Agreements”).  See Note 20 — Legal Proceedings — Environmental Agreements.  Under the Environmental Agreements, TVA committed, among other things, to retire, on a phased schedule, 18 coal-fired units.

Consistent with the Environmental Agreements, Units 1 and 2 at John Sevier Fossil Plant ("John Sevier") were retired on December 31, 2012, and Units 3 and 4 were idled on December 31, 2012 and subsequently retired on June 25, 2014. Units 3 and 5 at Widows Creek Fossil Plant ("Widows Creek") were retired on July 31, 2013, and Units 1, 2, 4, and 6 at Widows Creek were retired on July 31, 2014. On October 1, 2013, Colbert Fossil Plant ("Colbert") Unit 5 and Johnsonville Fossil Plant ("Johnsonville") Units 5, 6, 9, and 10 were idled. In addition, Units 7 and 8 at Johnsonville were idled on March 1, 2012. Unit 10 at Shawnee Fossil Plant ("Shawnee") was idled in October 2010 and subsequently retired on June 30, 2014. Pursuant to the requirements of the Environmental Agreements, Johnsonville Units 5-10 were retired on December 31, 2015.
On November 14, 2013, the TVA Board approved the retirement of Colbert Units 1-5 no later than June 30, 2016, and the retirement of Widows Creek Unit 8. On April 16, 2016, TVA retired Colbert Units 1-5. Additionally, the TVA Board approved the retirement of Paradise Fossil Plant ("Paradise") Units 1 and 2 upon the completion of a natural gas-fired plant at the Paradise location.

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

Depreciation rates are adjusted to reflect current assumptions so that the units will be fully depreciated by the applicable idle dates.  As a result of TVA's decision to idle or retire units, TVA recognized $139 million, $383 million, and $206 million in accelerated depreciation expense related to the units during the years ended September 30, 2016, 2015, and 2014, respectively.

Capital Lease Agreements.  Property, plant, and equipment also includes assets recorded under capital lease agreements. These primarily consist of a natural gas lateral pipeline, power production facilities, water treatment assets, and land of $163 million and $94 million at September 30, 2016 and 2015, respectively. Amortization expense related to capital leases is included in Depreciation and amortization in TVA’s statement of operations, excluding leases where regulatory accounting is applied. See Note 7 — Other Non-Current Regulatory Assets — Deferred Capital Leases.

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

 Allowance for Funds Used During Construction.  AFUDC capitalized during the year ended September 30, 2016, was $235 million, as compared to $214 million capitalized during the year ended September 30, 2015.  TVA may capitalize interest on eligible projects as AFUDC, based on the average interest rate of TVA’s outstanding debt.  The allowance is applicable to construction in progress related to eligible projects with (1) an expected total project cost of $1.0 billion or more, and (2) an estimated construction period of at least three years in duration. During 2015, the TVA Board authorized AFUDC to be applied only to the Watts Bar Unit 2 completion project during 2016. The accumulated balance of costs, which is used to calculate AFUDC, averaged approximately $4.5 billion for the year ended September 30, 2016.

Software Costs.  TVA capitalizes certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in Property, plant, and equipment on the consolidated balance sheets and are generally amortized over five years.  At September 30, 2016 and 2015, unamortized computer software costs totaled $27 million and $18 million, respectively.  Amortization expense related to capitalized computer software costs was $43 million, $38 million, and $31 million for 2016, 2015, and 2014, respectively.  Software costs that do not meet capitalization criteria are expensed as incurred.

Impairment of Assets.  TVA evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  For long-lived assets, TVA bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset may not be recoverable, TVA determines whether an impairment has occurred based on an estimate of undiscounted cash flows attributable to the asset as compared with the carrying value of the asset.  If an impairment has occurred, the amount of the impairment recognized is measured as the excess of the asset’s carrying value over its fair value.  Additionally, TVA regularly evaluates construction projects.  If the project is canceled or deemed to have no future economic benefit, the project is written off as an asset impairment or, upon TVA Board approval, reclassified as a regulatory asset.

Decommissioning Costs

TVA recognizes legal obligations associated with the future retirement of certain tangible long-lived assets.  These obligations relate to fossil fuel-fired generating plants, nuclear generating plants, hydroelectric generating plants/dams, transmission structures, and other property-related assets.  These other property-related assets include, but are not limited to, easements and coal rights.  Activities involved with retiring these assets could include decontamination and demolition of structures, removal and disposal of wastes, and site restoration.  Revisions to the estimates of asset retirement obligations ("AROs") are made whenever factors indicate that the timing or amounts of estimated cash flows have changed.  Any accretion or depreciation expense related to these liabilities and assets is charged to a regulatory asset.  See Note 7 — Nuclear Decommissioning Costs and Non-Nuclear Decommissioning Costs and Note 11.

Blended Low-Enriched Uranium Program

Under the blended low-enriched uranium ("BLEU") program, TVA, the U.S. Department of Energy ("DOE"), and certain nuclear fuel contractors have entered into agreements providing for the DOE's surplus of enriched uranium to be blended with other uranium down to a level that allows the blended uranium to be fabricated into fuel that can be used in nuclear power plants. Under the terms of an interagency agreement between TVA and the DOE, in exchange for supplying highly enriched uranium materials to the appropriate third-party fuel processors for processing into usable BLEU fuel for TVA, the DOE participates to a degree in the savings generated by TVA’s use of this blended nuclear fuel. Over the life of the program, TVA projects that the DOE’s share of savings generated by TVA’s use of this blended nuclear fuel could result in payments to the DOE of as much as $165 million. TVA accrues an obligation with each BLEU reload batch related to the portion of the ultimate future payments estimated to be attributable to the BLEU fuel currently in use. At September 30, 2016, TVA had paid out approximately $151 million for this program, and the obligation recorded was $5 million.

Investment Funds

Investment funds consist primarily of trust funds designated to fund decommissioning requirements (see Note 20 — Contingencies — Decommissioning Costs), the Supplemental Executive Retirement Plan ("SERP") (see Note 19 — Overview of Plans and Benefits — Supplemental Executive Retirement Plan), and the Long-Term Deferred Compensation Plan ("LTDCP"). The NDT holds funds primarily for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. NDT and SERP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity market performance, while ART and LTDCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity and debt market performance. The NDT funds, ART funds, SERP funds, and LTDCP funds are all classified as trading.

Energy Prepayment Obligations

In 2004, TVA and its largest customer, Memphis Light, Gas and Water Division ("MLGW"), entered into an energy prepayment agreement under which MLGW prepaid TVA $1.5 billion for the future costs of electricity to be delivered by TVA to MLGW over a period of 180 months.  TVA accounted for the prepayment as unearned revenue and is reporting the obligation to deliver power under this arrangement as Energy prepayment obligations and Current portion of energy prepayment obligations on the September 30, 2016 and 2015 Consolidated Balance Sheets.  TVA expects to recognize approximately $100 million of noncash revenue in each year of the arrangement as electricity is delivered to MLGW based on the ratio of units of kilowatt hours delivered to total units of kilowatt hours under contract.  At September 30, 2016, approximately $1.3 billion had been recognized as noncash revenue on a cumulative basis during the life of the agreement, $100 million of which was recognized as noncash revenue during each of 2016, 2015, and 2014.

Discounts, which are recorded as a reduction to electricity sales, amounted to $46 million for the year ended September 30, 2016, 2015 and 2014.

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

The following accounting standards have been issued, but as of September 30, 2016, were not effective and had not been adopted by TVA.

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
Inventory Valuation
This guidance changes the model used for the subsequent measurement of inventory from the previous lower of cost or market model to the lower of cost or net realizable value. The guidance applies only to inventory valued using methods other than last-in, first out or the retail inventory method (for example, first-in, first-out or average cost). This amendment is intended to simplify the subsequent measurement of inventory. When the standard becomes effective, it will include interim periods within the fiscal year that begins on that date, and will be required to be applied prospectively. Early adoption is permitted.
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

3.  Accounts Receivable, Net

Accounts receivable primarily consist of amounts due from customers for power sales.  The table below summarizes the types and amounts of TVA’s accounts receivable:

Accounts Receivable, Net At September 30
	2016	2015
Power receivables	$1,637	$1,509
Other receivables	111	92
Allowance for uncollectible accounts	(1)	(1)
Accounts receivable, net	$1,747	$1,600
4.  Inventories, Net

The table below summarizes the types and amounts of TVA’s inventories:

Inventories, Net At September 30
	2016	2015
Materials and supplies inventory	$673	$651
Fuel inventory	345	414
Emission allowance inventory, net	14	13
Allowance for inventory obsolescence	(39)	(47)
Inventories, net	$993	$1,031

5. Net Completed Plant

Net completed plant consisted of the following:

Net Completed Plant At September 30
	2016			2015
	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net
Coal-fired	$15,587	$10,473	$5,114	$15,202	$9,942	$5,260
Gas and oil-fired	3,918	1,267	2,651	3,794	1,194	2,600
Nuclear	19,280	10,422	8,858	18,920	10,063	8,857
Transmission	7,061	2,975	4,086	6,803	2,823	3,980
Hydroelectric	2,891	932	1,959	2,702	911	1,791
Other electrical plant	1,857	1,126	731	1,678	997	681
Subtotal	50,594	27,195	23,399	49,099	25,930	23,169

Multipurpose dams	928	379	549	928	371	557
Other stewardship	42	18	24	42	17	25
Subtotal	970	397	573	970	388	582

Total	$51,564	$27,592	$23,972	$50,069	$26,318	$23,751

6.  Other Long-Term Assets

The table below summarizes the types and amounts of TVA’s other long-term assets:

Other Long-Term Assets At September 30
	2016	2015
EnergyRight® receivables	$112	$124
Loans and other long-term receivables, net	136	126
Commodity contract derivative assets	3	1
Prepaid capacity payments	42	52
Currency swap assets, net	—	25
Other	93	75
Total other long-term assets	$386	$403

In association with the EnergyRight® Solutions program, LPCs offer financing to end-use customers for the purchase of energy-efficient equipment. Depending on the nature of the energy-efficiency project, loans may have a maximum term of five years or ten years. TVA purchases the resulting loans receivable from its LPCs. The loans receivable are then transferred to a third-party bank with which TVA has agreed to repay in full any loan receivable that has been in default for 180 days or more or that TVA has determined is uncollectible. Given this continuing involvement, TVA accounts for the transfer of the loans receivable as secured borrowings. The current and long-term portions of the loans receivable are reported in Accounts receivable, net and Other long-term assets, respectively, on TVA’s consolidated balance sheets. As of September 30, 2016 and September 30, 2015, the carrying amount of the loans receivable, net of discount, reported in Accounts receivable, net was approximately $29 million and $32 million, respectively. See Note 10 for information regarding the associated financing obligation.

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

Regulatory Assets and Liabilities At September 30
	2016	2015
Current regulatory assets
Deferred nuclear generating units	$237	$237
Unrealized losses on commodity derivatives	122	162
Environmental agreements	34	47
Environmental cleanup costs – Kingston ash spill	42	43
Fuel cost adjustment receivable	98	15
Other current regulatory assets	3	2
Total current regulatory assets	536	506

Non-current regulatory assets
Deferred pension costs and other post-retirement benefits costs	5,385	5,565
Unrealized losses on interest rate derivatives	1,547	1,236
Nuclear decommissioning costs	938	1,003
Environmental cleanup costs - Kingston ash spill	299	348
Non-nuclear decommissioning costs	819	828
Deferred nuclear generating units	850	1,042
Environmental agreements	18	55
Unrealized losses on commodity derivatives	56	63
Other non-current regulatory assets	252	278
Total non-current regulatory assets	10,164	10,418
Total regulatory assets	$10,700	$10,924

Current regulatory liabilities
Fuel cost adjustment tax equivalents	$148	$164
Unrealized gains on commodity derivatives	6	—
Total current regulatory liabilities	154	164
Non-current regulatory liabilities
Unrealized gains on commodity derivatives	3	2
Total non-current regulatory liabilities	3	2
Total regulatory liabilities	$157	$166

Unrealized Gains (Losses) on Commodity Derivatives.  Unrealized gains (losses) on coal purchase contracts, included as part of unrealized gains (losses) on commodity derivatives, relate to the mark-to-market ("MtM") valuation of coal purchase contracts.  These contracts qualify as derivative contracts but do not qualify for cash flow hedge accounting treatment.  As a result, TVA recognizes the changes in the market value of these derivative contracts as a regulatory liability or asset.  This treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts on a settlement basis for ratemaking purposes through the fuel cost adjustment. TVA recognizes the actual cost of fuel received under these contracts in fuel expense at the time the fuel is used to generate electricity.  These contracts expire at various times through 2019.  Unrealized gains and losses on contracts with a maturity of less than one year are included as a current regulatory asset or liability on TVA's consolidated balance sheets.  See Note 14.

Deferred gains and losses relating to TVA’s Financial Trading Program ("FTP") represent net unrealized gains and losses on swaps, which are also included as part of unrealized gains (losses) on commodity derivatives.  Although currently suspended, the FTP was used to reduce TVA’s economic risk exposure associated with purchases and sales of commodities used in electricity generation, purchases, and sales.  TVA defers all FTP MtM unrealized gains or losses as regulatory liabilities or assets, respectively, and records realized gains or losses in fuel and purchased power expense to match the delivery period of the underlying commodity product.  Net unrealized losses at September 30, 2016, and September 30, 2015, were approximately $39 million and $116 million, respectively.  This accounting treatment reflects TVA’s ability and intent to recover the cost of these commodity contracts in future periods through the fuel cost adjustment.  The current regulatory asset/liability for net unrealized gains and losses, included as part of the commodity derivatives, represents deferred gains and losses from contracts with a maturity of less than one year.

Deferred Nuclear Generating Units.  In November 2013, the TVA Board approved the treatment of all amounts currently included in Construction in progress related to Bellefonte Nuclear Plant ("Bellefonte") as a regulatory asset. Additionally, the TVA Board approved combining (1) the amounts related to Bellefonte previously included in Construction in progress, (2) the $619 million in Regulatory asset-Construction costs, and (3) the remaining amounts included in Regulatory asset-Deferred nuclear generating units into a single regulatory asset titled Deferred nuclear generating units. Furthermore, in August 2016 the TVA Board approved the recognition of a regulatory asset for (1) all costs attributable to (a) the expected disposition of Bellefonte assets, including preparing or preserving the Bellefonte site, and (b) associated liabilities directly related to those assets, (2) any related future operating and project costs until the assets are sold, (3) the amount by which the book value of Bellefonte exceeds its fair market value less cost to sell, if any, (4) any subsequent gains and losses resulting from the disposition or impairment of Bellefonte, and (5) any costs attributable to the steam generators for Bellefonte until TVA disposes of the generators.

Deferred costs related to Bellefonte totaled $1.1 billion at September 30, 2016. Such amounts have been classified as a Regulatory asset in the September 30, 2016 Consolidated Balance Sheet. The TVA Board approved the recovery of this asset in future rates at an amount of $237 million per year until fully recovered. The amount to be amortized over the next year is included as a current regulatory asset on TVA's consolidated balance sheets.

Environmental Agreements.  In conjunction with the Environmental Agreements (see Note 20 — Legal Proceedings — Environmental Agreements), TVA recorded certain liabilities totaling $360 million ($290 million investment in energy efficiency projects, demand response projects, renewable energy projects, and other TVA projects; $60 million to be provided to Alabama, Kentucky, North Carolina, and Tennessee to fund environmental projects with preference for projects in the Tennessee River watershed; and $10 million in civil penalties). The TVA Board determined that these costs would be collected in customer rates in the future, and, accordingly, the amounts were deferred as a regulatory asset. Through the end of 2016, $238 million has been paid with respect to environmental projects, $60 million has been paid to Alabama, Kentucky, North Carolina, and Tennessee, and $10 million has been paid with respect to civil penalties. The remaining deferred amounts will be charged to expense and recovered in rates over future periods as payments are made through 2027.

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

Fuel Cost Adjustment Receivable.  The fuel cost adjustment provides a mechanism to alter rates monthly to reflect changing fuel and purchased power costs, including realized gains and losses relating to transactions under TVA’s FTP.  There is typically a lag between the occurrence of a change in fuel and purchased power costs and the reflection of the change in fuel rates.  Balances in the fuel cost adjustment regulatory accounts represent over-collected or under-collected revenues that offset fuel and purchased power costs and the fuel rate is designed to recover or refund the balance in less than one year.

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

These regulatory assets are classified as long-term, which is consistent with the pension and post-retirement liabilities, and are not amortized to the consolidated statements of operations over a specified recovery period.  They are adjusted either upward or downward each year in conjunction with the adjustments to the unfunded pension liability, as calculated by the actuaries. Ultimately this regulatory asset will be recognized in the consolidated statements of operations in the form of pension expense as the actuarial liability is eliminated in future periods. See Note 19 — Obligations and Funded Status.

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

Nuclear Decommissioning Costs.  Nuclear decommissioning costs include: (1) certain deferred charges related to the future closure and decommissioning of TVA’s nuclear generating units under the NRC requirements, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA's Nuclear Decommissioning Trust ("NDT"), and (4) certain other deferred charges under the accounting rules for AROs.  These future costs will be funded through a combination of the NDT, future earnings on the NDT, and, if necessary, additional TVA cash contributions to the NDT and future earnings thereon.  See Note 1 — Investment Funds.  There is not a specified recovery period; therefore, the regulatory asset is classified as long-term consistent with the NDT investments and ARO liability.

Non-Nuclear Decommissioning Costs.  Non-nuclear decommissioning costs include:  (1) certain deferred charges related to the future closure and decommissioning of TVA’s non-nuclear long-lived assets, (2) recognition of changes in the liability, (3) recognition of changes in the value of TVA’s Asset Retirement Trust ("ART"), and (4) certain other deferred charges under the accounting rules for AROs.  TVA has established the ART to more effectively segregate, manage, and invest funds to help meet future non-nuclear AROs.  The funds from the ART may be used, among other things, to pay the costs related to the future closure and retirement of non-nuclear long-lived assets under various legal requirements.  These future costs can be funded through a combination of investment funds already set aside in the ART, future earnings on those investment funds, and future cash contributions to the ART and future earnings thereon.  For 2017, TVA will recover in rates a portion of its estimated current year non-nuclear decommissioning costs and contributions to the ART. Deferred charges will be recovered in rates in 2018 and beyond based on an analysis of the expected expenditures, contributions, and investment earnings required to recover the decommissioning costs.

Other Non-Current Regulatory Assets. Other non-current regulatory assets consist of the following:

Deferred Capital Leases. Deferred capital lease asset costs represent the difference between the Federal Energy
Regulatory Commission's ("FERC") Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act ("Uniform System of Accounts") model balances and the balances under GAAP guidance. Under the Uniform System of Accounts, TVA recognizes the initial capital lease asset and liability at inception of the lease; however, the annual expense under the Uniform System of Accounts is equal to the annual lease payments, which differs from GAAP treatment. This practice results in TVA’s capital lease asset balances being higher than they otherwise would have been under GAAP, with the difference representing a regulatory asset related to each capital lease. These costs will be amortized over the respective lease terms as lease payments are made.

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

Retirement Removal Costs. Retirement removal costs that are not legally required are capitalized into fixed assets to be depreciated consistent with the lives in the depreciation study. Beginning in 2017, the depreciation period will be one year subsequent to project completion. See Note 1 — Property, Plant, and Equipment, and Depreciation — Depreciation.

Fuel Cost Adjustment Tax Equivalents.  The fuel cost adjustment includes a provision related to the current funding of the future payments TVA will make.  As TVA records the fuel cost adjustment, the percent of the calculation that relates to a future asset or liability for tax equivalent payments is recorded as a current regulatory asset or liability and paid or refunded in the following year.

8.  Business Combinations and Settlement of Preexisting Relationships

On July 20, 2016, TVA acquired 100 percent of the equity interests in Johnsonville Generation, LLC and Gallatin Generation, LLC, two special purpose entities ("SPEs") designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. The SPEs also each hold residual interests in four of TVA's peaking combustion turbine units. TVA acquired these businesses in order to exercise its rights of first refusal under certain of its lease/leaseback arrangements and to reacquire the residual interests in eight combustion turbine units it had previously granted in the lease/leaseback arrangements.

TVA acquired the entities for total cash consideration of $33 million. The fair value of the assets acquired consisted of $111 million of reacquired rights and the fair value of liabilities assumed consisted of $78 million in notes payable. Reacquired rights are an intangible asset included in TVA's completed plant balance and are amortized over the estimated useful life of the underlying combustion turbine units. Notes payable assumed in the transaction are included in TVA's long-term debt and are subject to semi-annual payments through March 2019. The entities acquired by TVA had $1 million of amortization expense, related to reacquired rights, and this expense is included within TVA’s consolidated statements of operations. Transaction costs were expensed as incurred and were not material.

TVA determined that its lease/leaseback obligations were preexisting relationships that were effectively settled in the business combinations. TVA settled the preexisting relationships separately from the business combinations, resulting in a loss on extinguishment of the obligations of $6 million. The carrying value of lease/leaseback obligations effectively settled was $72 million, including accrued interest, and the reacquisition price was $78 million, paid in cash, at the acquisition date.

9.  Variable Interest Entities

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of owning a controlling financial interest. When TVA determines that it has a variable interest in a variable interest entity, a qualitative evaluation is performed to assess which interest holders have the power to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or receive benefits that could be significant to the entity. The evaluation considers the purpose and design of the business, the risks that the business was designed to create and pass along to other entities, the activities of the business that can be directed and which party can direct them, and the expected relative impact of those activities on the economic performance of the business through its life. TVA has the power to direct the activities of an entity when it has the ability to make key operating and financing decisions, including, but not limited to, capital investment and the issuance of debt. Based on the evaluation of these criteria, TVA has determined it is the primary beneficiary of three VIEs and as such is required to account for the VIEs on a consolidated basis.

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

The membership interests held by SHLLC were purchased with proceeds from the issuance of $40 million of secured notes (the "SHLLC notes"), and are subject to mandatory redemption pursuant to a schedule of amortizing, semi-annual payments due each February 15 and August 15, with a final payment due on August 15, 2033. The payment dates for the mandatorily redeemable membership interests are the same as those of the SHLLC notes, and the payment amounts are sufficient to provide returns on, as well as returns of, capital until the investment has been repaid to SHLLC in full. The rate of return on investment to SHLLC is 7.0 percent, which is reflected as interest expense in the consolidated statements of operations. SHLLC is required to pay a pre-determined portion of the return on investment to Seven States Southaven, LLC ("SSSL") on each lease payment date as agreed in SHLLC's formation documents (the "Seven States Return"). The current and long-term portions of the Membership interests of VIE subject to mandatory redemption are included in Accounts payable and accrued liabilities and Other long-term liabilities, respectively.

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

Impact on Consolidated Financial Statements

The financial statement items attributable to carrying amounts and classifications of JSCCG, Holdco, and SCCG as of September 30, 2016 and 2015, as reflected in the Consolidated Balance Sheets, are as follows:

Summary of Impact of VIEs on Consolidated Balance Sheets At September 30
	2016	2015
Current liabilities
Accrued interest	$11	$12
Accounts payable and accrued liabilities	2	2
Current maturities of long-term debt of variable interest entities	35	33
Total current liabilities	48	47
Other liabilities
Other long-term liabilities	33	35
Long-term debt, net
Long-term debt of variable interest entities, net	1,199	1,233
Total liabilities	$1,280	$1,315

Interest expense of $61 million, $63 million and $64 million related to debt of variable interest entities and membership interests of variable interest entity subject to mandatory redemption is included in the Consolidated Statements of Operations for the years ended September 30, 2016, 2015, and 2014, respectively.

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

10.  Other Long-Term Liabilities

Other long-term liabilities consist primarily of liabilities related to certain derivative agreements as well as liabilities under agreements related to compliance with certain environmental regulations (see Note 20 — Legal Proceedings — Environmental Agreements). The table below summarizes the types and amounts of Other long-term liabilities:

Other Long-Term Liabilities At September 30
	2016	2015
Interest rate swap liabilities	$1,938	$1,627
Capital lease obligations	177	100
Currency swap liabilities	162	47
EnergyRight® financing obligation	130	148
Environmental agreements liability	18	55
Membership interests of VIE subject to mandatory redemption	33	35
Commodity contract derivative liabilities	49	17
Regulatory liabilities	3	2
Commodity swap derivative liabilities	2	10
Other	264	180
Total other long-term liabilities	$2,776	$2,221

EnergyRight® Purchase Obligation. TVA purchases certain loans receivable from its LPCs in association with the EnergyRight® Solutions program. The current and long-term portions of the resulting financing obligation are reported in Accounts payable and accrued liabilities and Other long-term liabilities, respectively, on TVA’s consolidated balance sheets. As of September 30, 2016 and September 30, 2015, the carrying amount of the financing obligation reported in Accounts payable and accrued liabilities was approximately $33 million and $37 million, respectively. See Note 6 for information regarding the associated loans receivable.

11.  Asset Retirement Obligations

During the year ended September 30, 2016, TVA's total ARO liability increased $209 million.

On May 23, 2016, Watts Bar Unit 2 achieved initial criticality. As a result, TVA revised its decommissioning liability estimate for Watts Bar Nuclear Plant and recorded an increase of $198 million. To estimate its decommissioning obligation related to its nuclear generating stations, TVA uses a probability-weighted, discounted cash flow model which, on a unit-by-unit basis, considers multiple outcome scenarios that include significant estimations and assumptions. Those assumptions include (1) estimates of the cost of decommissioning, (2) the method of decommissioning and the timing of the related cash flows, (3) the license period of the nuclear plant, considering the probability of license extensions, (4) cost escalation factors, and (5) the credit adjusted risk free rate to measure the obligation at the present value of the future estimated costs. TVA has ascribed probabilities to two different decommissioning methods related to its nuclear decommissioning obligation estimate: the DECON method and the SAFSTOR method. The DECON method requires radioactive contamination to be removed from a site and safely disposed of or decontaminated to a level that permits the site to be released for unrestricted use shortly after it ceases operation. The SAFSTOR method allows nuclear facilities to be placed and maintained in a condition that allows the facilities to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use. TVA bases its nuclear decommissioning estimates on site-specific cost studies. These cost studies are updated for each of TVA’s nuclear units at least every five years, and TVA plans to complete new cost studies for its nuclear units in 2017.

During 2016, TVA performed reassessments of its AROs for its non-nuclear plants and other buildings. The reassessments consisted of detailed studies of various TVA sites conducted to identify and update benchmarks and standards used in estimating decommissioning costs. Additionally, TVA management updated its non-nuclear plant closure method assumption from a maintain-in-place method to a plant demolition method. TVA's reassessments and change in closure method assumption resulted in a net increase of $32 million to TVA's liability for existing non-nuclear AROs during the year ended September 30, 2016. Also during 2016, TVA recorded a decrease of $54 million to its non-nuclear AROs as a result of changes in estimates related to active decommissioning projects and recorded $15 million of new AROs related to coal ash areas. Further adjustments to TVA's non-nuclear ARO liabilities may be required as projects mature and estimates are refined.

In April 2015, the EPA published its final rule governing coal combustion residuals, which regulates landfill and impoundment location, design, and operations; dictates certain pond-closure conditions; and establishes groundwater monitoring and closure and post-closure standards. As a result of the ruling, TVA made revisions to the assumptions and estimates used to calculate its coal ash AROs. Increases to estimated project costs, including expansion of work scope and higher costs of materials, resulted in an increase of $469 million to the ARO liability during the year ended September 30, 2015. TVA continues to evaluate the impact of the rule on its operations, including cost and timing estimates of related projects. Also during 2015, TVA recorded additional obligations of $94 million for other new AROs related to TVA’s coal-fired plants and $7 million related to the acquisition of the Ackerman Combined Cycle Plant. Additionally, an increase of $36 million for estimate revisions resulting from a license extension granted to Sequoyah and a decrease of $25 million for other non-nuclear changes in estimates were recorded.

During the years ended September 30, 2016 and 2015, both the nuclear and non-nuclear liabilities were increased by periodic accretion, partially offset by ash area settlement projects that were conducted during these periods. The nuclear and non-nuclear accretion amounts were deferred as regulatory assets. During 2016 and 2015, $144 million and $44 million, respectively, of the related regulatory assets were amortized into expense as these amounts were collected in rates. See Note 7. TVA maintains investment trusts to help fund its decommissioning obligations. See Note 15 and Note 20 — Contingencies — Decommissioning Costs for a discussion of the trusts' objectives and the current balances of the trusts.

Asset Retirement Obligation Activity

	Nuclear	Non-Nuclear	Total
Balance at September 30, 2014	$2,052	$1,117	$3,169

Settlements	—	(58)	(58)
Change in estimate	36	444	480
Additional obligations	—	101	101
Accretion (recorded to regulatory asset)	99	52	151

Balance at September 30, 2015	$2,187	$1,656	$3,843	(1)

Settlements	—	(133)	(133)
Change in estimate	198	(22)	176
Additional obligations	—	15	15
Accretion (recorded to regulatory asset)	107	44	151

Balance at September 30, 2016	$2,492	$1,560	$4,052	(1)
Note
(1) The current portions of the ARO liability in the amounts of $212 million and $161 million as of September 30, 2016 and 2015, respectively, are included in Accounts payable and accrued liabilities.

12.  Debt and Other Obligations

General

The TVA Act authorizes TVA to issue Bonds in an amount not to exceed $30.0 billion at any time.  At September 30, 2016, TVA had only two types of Bonds outstanding: power bonds and discount notes.  Power bonds have maturities between one and 50 years, and discount notes have maturities of less than one year.  Power bonds and discount notes are both issued pursuant to Section 15d of the TVA Act and pursuant to the Basic Tennessee Valley Authority Power Bond Resolution adopted by the TVA Board on October 6, 1960, as amended on September 28, 1976, October 17, 1989, and March 25, 1992 (the "Basic Resolution").  Bonds are not obligations of the United States, and the United States does not guarantee the payments of principal or interest on Bonds.

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

TVA considers its scheduled rent payments under its leaseback transactions, as well as its scheduled payments under its lease financing arrangements involving John Sevier CCF and Southaven CCF, as costs of operating, maintaining, and administering its power properties. Costs of operating, maintaining, and administering TVA's power properties have priority over TVA’s payments on the Bonds.  Once net power proceeds have been applied to payments on power bonds and discount notes as well as any other Bonds that TVA may issue in the future that rank on parity with or subordinate to power bonds and discount notes, Section 2.3 of the Basic Resolution provides that the remaining net power proceeds shall be used only for minimum payments into the U.S. Treasury required by the TVA Act in repayment of, and as a return on, the Power Program Appropriation

Investment, investment in power assets, additional reductions of TVA’s capital obligations, and other lawful purposes related to TVA’s power program.

The TVA Act and the Basic Resolution each contain two bond tests: the rate test and the bondholder protection test.  Under the rate test, TVA must charge rates for power which will produce gross revenues sufficient to provide funds for, among other things, debt service on outstanding Bonds.  As of September 30, 2016, TVA was in compliance with the rate test. See Note 1 — General.  Under the bondholder protection test, TVA must, in successive five-year periods, use an amount of net power proceeds at least equal to the sum of (1) the depreciation accruals and other charges representing the amortization of capital expenditures and (2) the net proceeds from any disposition of power facilities for either the reduction of its capital obligations (including Bonds and the Power Program Appropriation Investment) or investment in power assets.

TVA met the bondholder protection test for the five-year period ended September 30, 2015, and must next meet the bondholder protection test for the five-year period ending September 30, 2020.

Secured Debt of VIEs

On August 9, 2013, SCCG issued secured notes totaling $360 million that bear interest at a rate of 3.846 percent. The SCCG notes require amortizing semi-annual payments on each February 15 and August 15, and mature on August 15, 2033. Also on August 9, 2013, SCCG issued $40 million of membership interests subject to mandatory redemption. The proceeds from the secured notes issuance and the issuance of the membership interests was paid to TVA in accordance with the terms of the Southaven head lease. See Note 9 — Southaven VIE. TVA used the proceeds from the transaction primarily to fund the acquisition of the Southaven CCF from SSSL.

On January 17, 2012, JSCCG issued secured notes totaling $900 million in aggregate principal amount that bear interest at a rate of 4.626 percent. Also on January 17, 2012, Holdco issued secured notes totaling $100 million that bear interest at a rate of 7.1 percent. The JSCCG notes and the Holdco notes require amortizing semi-annual payments on each January 15 and July 15, and mature on January 15, 2042. The Holdco notes require a $10 million balloon payment upon maturity. See Note 9 — John Sevier VIE. TVA used the proceeds from the transaction to meet its requirements under the TVA Act.

Secured debt of VIEs, including current maturities, outstanding at September 30, 2016 and 2015 totaled approximately $1.2 billion and $1.3 billion, respectively.

Secured Notes of SPEs

On July 20, 2016, TVA acquired Johnsonville Generation, LLC and Gallatin Generation, LLC, two SPEs designed to administer rent payments TVA makes under certain of its lease/leaseback arrangements. On September 27, 2000, the SPEs issued secured notes totaling $255 million that had an interest rate of 7.299 percent and required amortizing semi-annual payments on each March 15 and September 15 with a maturity date of March 15, 2019. In 2016, TVA assumed these secured notes in the acquisition at a fair value of $78 million.

The secured notes of these SPEs, including current maturities, outstanding at September 30, 2016, totaled approximately $75 million.

Short-Term Debt

The following table provides information regarding TVA's short-term borrowings:

	September 30
	2016	2015	2014

Amount outstanding - discount notes	$1,407	$1,034	$596

Weighted average interest rate - discount notes	0.203%	0.055%	0.002%

Put and Call Options

Bond issues of $411 million held by the public are redeemable in whole or in part, at TVA’s option, on call dates ranging from the present to 2020 and at call prices of 100 percent the principal amount. Ten Bond issues totaling $271 million, with maturity dates ranging from 2025 to 2043, include a “survivor’s option,” which allows for right of redemption upon the death of a beneficial owner in certain specified circumstances.  These Bonds were classified as long-term as of September 30, 2016 and 2015.

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

The coupon rate for the 1998 Series D PARRS, which mature in June 2028, has been reset seven times, from an initial rate of 6.750 percent to the current rate of 3.550 percent.  In connection with these resets, $301 million of the Bonds have been redeemed, so that $274 million of the Bonds were outstanding at September 30, 2016.  The coupon rate for the 1999 Series A PARRS, which mature in May 2029, has been reset six times, from an initial rate of 6.50 percent to the current rate of 3.360 percent.  In connection with these resets, $293 million of the Bonds have been redeemed, so that $232 million of the Bonds were outstanding at September 30, 2016.

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

Debt Securities Activity

The table below summarizes the long-term debt securities activity for the period from October 1, 2014, to September 30, 2016.

Debt Securities Activity For the years ended September 30
	2016	2015
Issues
2015 Series A(1)	$—	$1,000
Discount on debt issues	—	(27)
Total	$—	$973

Acquisitions
Notes payable(2)	$78	$—
Total	$78	$—

Redemptions/Maturities(3)
Variable interest entities	$33	$32
Notes payable	3	—
electronotes®	47	62
1998 Series D	—	50
1999 Series A	—	38
2005 Series B	—	1,000
2009 Series A	2	3
2009 Series B	27	27
Total	$112	$1,212
Notes
(1) The 2015 Series A bonds were issued at 97.31 percent of par.
(2) The related leaseback obligation of $70 million previously reported in Other liabilities in TVA's consolidated balance sheets was extinguished in the fourth quarter of 2016 as a result of the acquisition. See Note 8 for additional information.
(3) All redemptions were at 100 percent of par.

Debt Outstanding

Total debt outstanding at September 30, 2016, and 2015, consisted of the following:

Short-Term Debt At September 30
CUSIP or Other Identifier	Maturity	Call/(Put) Date	Coupon Rate	2016	2015
Short-term debt, net of discounts				$1,407	$1,034
Current maturities of long-term debt of variable interest entities issued at par				35	33
Current maturities of notes payable				27	—
Current maturities of power bonds issued at par
880591EE8	11/15/2015		2.250%	—	2
880591EF5	12/15/2016		3.770%	28	27
88059TEL1	11/15/2016		2.650%	3	3
880591DS8	12/15/2016		4.875%	524	—
880591EA6	7/18/2017		5.500%	1,000	—
Total current maturities of power bonds issued at par				1,555	32
Total current debt outstanding, net				$3,024	$1,099

Long-Term Debt(1) At September 30
CUSIP or Other Identifier	Maturity	Coupon Rate		Call Date	2016 Par	2015 Par	Stock Exchange Listings
electronotes®(2)	05/15/2020 - 02/15/2043	2.375 - 4.375%		2/15/2015 - 02/15/2018	$278	$325	None
880591DS8	12/15/2016	4.875%			—	524	New York
880591EA6	7/18/2017	5.500%			—	1,000	New York, Luxembourg
880591CU4	12/15/2017	6.250%			650	650	New York
880591EC2	4/1/2018	4.500%			1,000	1,000	New York, Luxembourg
880591EQ1	10/15/2018	1.750%			1,000	1,000	New York
880591EL2	2/15/2021	3.875%			1,500	1,500	New York
880591DC3	6/7/2021	5.805%	(3)		260	303	New York, Luxembourg
880591EN8	8/15/2022	1.875%			1,000	1,000	New York
880591ER9	9/15/2024	2.875%			1,000	1,000	New York
880591CJ9	11/1/2025	6.750%			1,350	1,350	New York, Hong Kong, Luxembourg, Singapore
880591300(4)	6/1/2028	3.550%			273	274	New York
880591409(4)	5/1/2029	3.360%			232	232	New York
880591DM1	5/1/2030	7.125%			1,000	1,000	New York, Luxembourg
880591DP4	6/7/2032	6.587%	(3)		324	378	New York, Luxembourg
880591DV1	7/15/2033	4.700%			472	472	New York, Luxembourg
880591EF5(5)	6/15/2034	3.770%			332	360	None
880591DX7	6/15/2035	4.650%			436	436	New York
880591CK6	4/1/2036	5.980%			121	121	New York
880591CS9	4/1/2036	5.880%			1,500	1,500	New York
880591CP5	1/15/2038	6.150%			1,000	1,000	New York
880591ED0	6/15/2038	5.500%			500	500	New York
880591EH1	9/15/2039	5.250%			2,000	2,000	New York
880591EP3	12/15/2042	3.500%			1,000	1,000	New York
880591DU3	6/7/2043	4.962%	(3)		195	227	New York, Luxembourg
880591CF7	7/15/2045	6.235%		7/15/2020	140	140	New York
880591EB4	1/15/2048	4.875%			500	500	New York, Luxembourg
880591DZ2	4/1/2056	5.375%			1,000	1,000	New York
880591EJ7	9/15/2060	4.625%			1,000	1,000	New York
880591ES7	9/15/2065	4.250%			1,000	1,000	New York
Subtotal					21,063	22,792

Unamortized discounts, premiums, issue costs, and other	(162)	(175)
Total long-term outstanding power bonds, net	20,901	22,617
Long-term debt of variable interest entities, net	1,199	1,233
Long-term notes payable	48	—
Total long-term debt, net	$22,148	$23,850

Notes
(1)  Includes net exchange gain (loss) from currency transactions of $150 million at September 30, 2016 and $21 million at September 30, 2015.
(2)  Includes one electronotes® issue (88059TEL1) with partial maturities of principal for each required annual payment.
(3)  The coupon rate represents TVA’s effective interest rate.
(4)  TVA PARRS, CUSIP numbers 880591300 and 880591409, may be redeemed under certain conditions.  See Put and Call Options above.
(5)  These Bonds include partial maturities of principal for each required annual payment.

Maturities Due in the Year Ending September 30
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term power bonds, long-term debt of variable interest entities and notes payable including current maturities(1)	$1,617	$1,745	$1,091	$70	$1,901	$17,665	$24,089
Short-term debt, net of discounts	1,407	—	—	—	—	—	1,407
Note
(1) Long-term power bonds does not include noncash items of foreign currency exchange gain of $150 million, unamortized debt issue costs of $62 million, and net discount on sale of Bonds of $100 million. Debt of VIEs does not include noncash item of unamortized debt issue costs of $12 million.

Credit Facility Agreements

TVA and the U.S. Treasury, pursuant to the TVA Act, have entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility. This credit facility was renewed for 2017 with a maturity date of September 30, 2017. Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s. TVA can borrow under the U.S. Treasury credit facility only if it cannot issue Bonds in the market on reasonable terms, and TVA considers the U.S. Treasury credit facility a secondary source of liquidity. The interest rate on any borrowing under this facility is based on the average rate on outstanding marketable obligations of the United States with maturities from date of issue of one year or less. There were no outstanding borrowings under the facility at September 30, 2016. The availability of this credit facility may be impacted by how the U.S. government addresses the possibility of approaching its debt limit.

TVA also has funding available in the form of three long-term revolving credit facilities totaling $2.5 billion. One $500 million credit facility matures on February 1, 2020, one $1.0 billion credit facility matures on June 2, 2020, and another $1.0 billion credit facility matures on September 30, 2020. The interest rate on any borrowing under these facilities varies based on market factors and the rating of TVA's senior unsecured long-term non-credit-enhanced debt. TVA is required to pay an unused facility fee on the portion of the total $2.5 billion that TVA has not borrowed or committed under letters of credit. This fee, along with letter of credit fees, may fluctuate depending on the rating of TVA's senior unsecured long-term non-credit-enhanced debt. At September 30, 2016, and September 30, 2015, there were $1.4 billion and $1.1 billion, respectively, of letters of credit outstanding under the facilities, and there were no borrowings outstanding. See Note 14 — Other Derivative Instruments — Collateral.

The following table provides additional information regarding TVA's funding available in the form of three long-term revolving credit facilities:

Summary of Long-Term Credit Facilities At September 30, 2016 (in billions)
Maturity Date	Facility Limit	Letters of Credit Outstanding	Cash Borrowings	Availability
February 2020	$0.5	$0.5	$—	$—
June 2020	1.0	0.4	—	0.6
September 2020	1.0	0.5	—	0.5
Total	$2.5	$1.4	$—	$1.1

Lease/Leasebacks

Prior to 2004, TVA received approximately $945 million in proceeds by entering into lease/leaseback transactions for 24 new peaking combustion turbine units ("CTs"). TVA also received approximately $389 million in proceeds by entering into lease/leaseback transactions for qualified technological equipment and software ("QTE") in 2003. Due to TVA's continuing involvement in the operation and maintenance of the leased units and equipment and its control over the distribution of power produced by the combustion turbine facilities during the leaseback term, TVA accounted for the lease proceeds as financing obligations. On July 20, 2016, TVA acquired 100 percent of the equity interests in two SPEs created for the purpose of facilitating lease/leaseback arrangements. As a result of the acquisition, TVA effectively settled $70 million of its leaseback obligations related to eight CTs. See Note 8. At September 30, 2016, and September 30, 2015, the outstanding leaseback obligations related to CTs and QTE were $467 million and $616 million, respectively.

13.  Accumulated Other Comprehensive Income (Loss)

AOCI represents market valuation adjustments related to TVA’s currency swaps. The currency swaps are cash flow hedges and are the only derivatives in TVA’s portfolio that have been designated and qualify for hedge accounting treatment. TVA records exchange rate gains and losses on its foreign currency-denominated debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income (loss) ("OCI"). TVA then reclassifies an amount out of AOCI into net income, offsetting the exchange gain/loss recorded on the debt. For the year ended September 30, 2016, TVA reclassified $129 million of losses related to its cash flow hedges from AOCI to Interest expense. For the year ended September 30, 2015, TVA reclassified $65 million of losses related to its cash flow hedges from AOCI to Interest expense. See Note 14.

TVA records certain assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. As such, certain items that would generally be reported in AOCI or that would impact the statements of operations are recorded as regulatory assets or regulatory liabilities. See Note 7, Note 14 — Overview of Accounting Treatment, Note 15, and Note 19.

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

Derivatives in Cash Flow Hedging Relationship	Objective of Hedge Transaction	Accounting for Derivative Hedging Instrument	2016	2015
Currency swaps	To protect against changes in cash flows caused by changes in foreign currency exchange rates (exchange rate risk)	Unrealized gains and losses are recorded in AOCI and reclassified to interest expense to the extent they are offset by gains and losses on the hedged transaction	$(139)	$(72)

Summary of Derivative Instruments That Receive Hedge Accounting Treatment (part 2) Amount of Gain (Loss) Reclassified from OCI to Interest Expense For the years ended September 30

Derivatives in Cash Flow Hedging Relationship	2016	2015
Currency swaps	$(129)	$(65)

Note
There were no ineffective portions or amounts excluded from effectiveness testing for any of the periods presented. Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $19 million of gains from AOCI to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

Summary of Derivative Instruments That Do Not Receive Hedge Accounting Treatment Amount of Gain (Loss) Recognized in Income on Derivatives(1) For the years ended September 30

Derivative Type	Objective of Derivative	Accounting for Derivative Instrument	2016	2015
Interest rate swaps	To fix short-term debt variable rate to a fixed rate (interest rate risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in interest expense when payments are made or received on the swap settlement dates.	$(109)	$(114)

Commodity derivatives under FTP	To protect against fluctuations in market prices of purchased commodities (price risk)	MtM gains and losses are recorded as regulatory assets or liabilities. Realized gains and losses are recognized in fuel expense or purchased power expense when the related commodity is used in production.	(94)	(98)

Notes
(1) All of TVA's derivative instruments that do not receive hedge accounting treatment have unrealized gains (losses) that would otherwise be recognized in income but instead are deferred as regulatory assets and liabilities. As such, there was no related gain (loss) recognized in income for these unrealized gains (losses) for the years ended September 30, 2016 and 2015.

Fair Values of TVA Derivatives At September 30
	2016		2015
Derivatives That Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Currency swaps
£200 million Sterling	$(82)	Other long-term liabilities	$(41)	Other long-term liabilities
£250 million Sterling	(41)	Other long-term liabilities	25	Other long-term assets
£150 million Sterling	(39)	Other long-term liabilities	(6)	Other long-term liabilities

Derivatives That Do Not Receive Hedge Accounting Treatment:
	Balance	Balance Sheet Presentation	Balance	Balance Sheet Presentation
Interest rate swaps
$1.0 billion notional	$(1,387)	Other long-term liabilities	$(1,177)	Other long-term liabilities
$476 million notional	(539)	Other long-term liabilities	(438)	Other long-term liabilities
$42 million notional	(12)	Other long-term liabilities	(12)	Other long-term liabilities
Commodity contract derivatives	(125)	Other current assets $6; Other long-term assets $3; Other long-term liabilities $(49); Accounts payable and accrued liabilities $(85)	(97)	Other long-term assets $1; Other long-term liabilities $(17); Accounts payable and accrued liabilities $(81)
FTP
Derivatives under FTP(1)	(39)	Other current assets $(30); Other long-term liabilities $(2); Accounts payable and accrued liabilities $(7)	(116)	Other current assets $(89); Other long-term liabilities $(10); Accounts payable and accrued liabilities $(17)

Note
(1)   Fair values of certain derivatives under the FTP that were in net liability positions totaling $30 million and $89 million at September 30, 2016 and September 30, 2015, respectively, are recorded in TVA's margin cash accounts in Other current assets. These derivatives are transacted with futures commission merchants, and cash deposits have been posted to the margin cash accounts held with each futures commission merchant to offset the net liability positions in full.

Cash Flow Hedging Strategy for Currency Swaps

To protect against exchange rate risk related to three British pound sterling denominated Bond transactions, TVA entered into foreign currency hedges at the time the Bond transactions occurred.  TVA had the following currency swaps outstanding at September 30, 2016:

Currency Swaps Outstanding At September 30, 2016
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

Derivatives Not Receiving Hedge Accounting Treatment

Interest Rate Derivatives.  Generally TVA uses interest rate swaps to fix variable short-term debt to a fixed rate, and TVA uses regulatory accounting treatment to defer the MtM gains and losses on its interest rate swaps. The net deferred unrealized gains and losses are classified as regulatory assets or liabilities on TVA's consolidated balance sheets and are included in the ratemaking formula when the transactions settle. The values of these derivatives are included in Other long-term assets or Other long-term liabilities on the consolidated balance sheets, and realized gains and losses, if any, are included in TVA's consolidated statements of operations. For the years ended September 30, 2016 and 2015, the changes in market value of the interest rate derivatives resulted in deferred unrealized losses of $311 million and $279 million, respectively.

Commodity Derivatives. TVA enters into certain derivative contracts for coal and natural gas that require physical delivery of the contracted quantity of the commodity. TVA marks to market all such contracts and defers the fair values as regulatory assets or liabilities on a gross basis.  At September 30, 2016, TVA's coal and natural gas contract derivatives both had terms of up to 3 years.

Commodity Contract Derivatives At September 30
	2016			2015
	Number of Contracts	Notional Amount	Fair Value (MtM)	Number of Contracts	Notional Amount	Fair Value (MtM)
Coal contract derivatives	20	20 million tons	$(127)	14	19 million tons	$(98)
Natural gas contract derivatives	39	148 million mmBtu	$2	33	134 million mmBtu	$1

Derivatives Under FTP. While TVA has suspended its FTP and no longer uses financial instruments to hedge risks related to commodity prices, certain natural gas swaps with a maturity of two years or less remain as part of the suspended FTP. Under the suspended FTP, TVA was authorized to purchase and sell futures, swaps, options, and combinations of these instruments (as long as they were standard in the industry) to hedge TVA’s exposure to (1) the price of natural gas, fuel oil, electricity, coal, emission allowances, nuclear fuel, and other commodities included in TVA’s fuel cost adjustment calculation, (2) the price of construction materials, and (3) contracts for goods priced in or indexed to foreign currencies. The combined transaction limit for the fuel cost adjustment and construction material transactions was $130 million (based on one-day value at risk). In addition, the maximum hedge volume for the construction material transactions was 75 percent of the underlying net notional volume of the material that TVA anticipated using in approved TVA projects, and the market value of all outstanding hedging transactions involving construction materials was limited to $100 million at the execution of any new transaction. The portfolio value at risk limit for the foreign currency transactions was $5 million and was separate and distinct from the $130 million transaction limit discussed above. TVA's policy prohibits trading financial instruments under the FTP for speculative purposes.

Derivatives under Financial Trading Program At September 30
	2016		2015
	Notional Amount	Fair Value (MtM) (in millions)	Notional Amount	Fair Value (MtM) (in millions)
Natural gas (in mmBtu)
Swap contracts	21,052,500	$(39)	51,495,000	$(116)

Note
Fair value amounts presented are based on the net commodity position with the counterparty. Notional amounts disclosed represent the net value of contractual amounts.

TVA defers all FTP unrealized gains (losses) as regulatory liabilities (assets) and records realized gains or losses to match the delivery period of the underlying commodity. In addition to the open commodity derivatives disclosed above, TVA had closed derivative contracts with market values of $(5) million at September 30, 2016, and $(11) million at September 30, 2015. TVA experienced the following unrealized and realized gains and losses related to the FTP at the dates and during the periods, as applicable, set forth in the tables below:

Financial Trading Program Unrealized Gains (Losses) At September 30

FTP unrealized gains (losses) deferred as regulatory liabilities (assets)	2016	2015

Natural gas	$(39)	$(116)

Financial Trading Program Realized Gains (Losses) For the years ended September 30

Decrease (increase) in fuel expense	2016	2015

Natural gas	$(75)	$(79)
Fuel oil/crude oil	—	1

Financial Trading Program Realized Gains (Losses) For the years ended September 30

Decrease (increase) in purchased power expense	2016	2015

Natural gas	$(19)	$(20)

Offsetting of Derivative Assets and Liabilities

The amounts of TVA's derivative instruments as reported in the Consolidated Balance Sheets as of September 30, 2016, and September 30, 2015, are shown in the table below.

	As of September 30, 2016
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Commodity derivatives under FTP	$6	$(6)	$—
Total derivatives subject to master netting or similar arrangement	6	(6)	—
Total derivatives not subject to master netting or similar arrangement	9	—	9

Total	$15	$(6)	$9

Liabilities
Currency swap(s) (3)	$162	$—	$162
Interest rate swaps (3)	1,938	—	1,938
Commodity derivatives under FTP	45	(36)	9
Total derivatives subject to master netting or similar arrangement	2,145	(36)	2,109
Total derivatives not subject to master netting or similar arrangement	134	—	134

Total	$2,279	$(36)	$2,243

	As of September 30, 2015
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Balance Sheet (1)	Net Amounts of Assets/Liabilities Presented in the Balance Sheet (2)
Assets
Currency swap(s) (3)	$25	$—	$25
Commodity derivatives under FTP	49	(49)	—
Total derivatives subject to master netting or similar arrangement	74	(49)	25
Total derivatives not subject to master netting or similar arrangement	1	—	1

Total	$75	$(49)	$26

Liabilities
Currency swap(s) (3)	$47	$—	$47
Interest rate swaps (3)	1,627	—	1,627
Commodity derivatives under FTP	165	(138)	27
Total derivatives subject to master netting or similar arrangement	1,839	(138)	1,701
Total derivatives not subject to master netting or similar arrangement	98	—	98

Total	$1,937	$(138)	$1,799
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
(3) Letters of credit of approximately $1.4 billion and $1.1 billion were posted as collateral at September 30, 2016 and September 30, 2015, respectively, to partially secure the liability positions of one of the currency swaps and one of the interest rate swaps in accordance with the collateral requirements for these derivatives. At September 30, 2016, TVA held no cash collateral in excess of collateral requirements. At September 30, 2015, TVA held $15 million of cash collateral in excess of collateral requirements. Cash collateral held in excess of collateral requirements is recorded in Restricted cash and investments with a corresponding obligation of the same amount recorded in Accounts payable and accrued liabilities.

Other Derivative Instruments

Investment Fund Derivatives.  Investment funds consist primarily of funds held in the NDT, ART, SERP, and LTDCP.  All securities in the trusts are classified as trading.  See Note 15 — Investments Funds for a discussion of the trusts' objectives and the types of investments included in the various trusts.  These trusts may invest in derivative instruments which may include swaps, futures, options, forwards, and other instruments.  At September 30, 2016 and September 30, 2015, the NDT held investments in forward contracts to purchase debt securities. The fair values of these derivatives were in asset positions totaling $15 million at September 30, 2016 and liability positions totaling $59 million at September 30, 2015.

At September 30, 2016, and September 30, 2015, the fair value of other derivative instruments in these trusts was not material to TVA's consolidated financial statements.

Collateral.  TVA's interest rate swaps, currency swaps, and commodity derivatives under the FTP contain contract provisions that require a party to post collateral (in a form such as cash or a letter of credit) when the party's liability balance under the agreement exceeds a certain threshold.  At September 30, 2016, the aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a liability position was $2.1 billion.  TVA's collateral obligations at September 30, 2016, under these arrangements, were approximately $1.4 billion, for which TVA had posted approximately $1.4 billion in letters of credit.  These letters of credit reduce the available balance under the related credit facilities.  TVA's assessment of the risk of its nonperformance includes a reduction in its exposure under the contract as a result of this posted collateral.

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

Counterparty Risk

TVA may be exposed to certain risks when a counterparty has the potential to fail to meet its obligations in accordance with agreed terms. These risks may be related to credit, operational, or nonperformance matters. To mitigate certain counterparty risk, TVA analyzes the counterparty’s financial condition prior to entering into an agreement, establishes credit limits, monitors the appropriateness of those limits, as well as any changes in the creditworthiness of the counterparty, on an ongoing basis, and when required, employs credit mitigation measures, such as collateral or prepayment arrangements and master purchase and sale agreements, to mitigate credit risk.

Customers.  TVA is exposed to counterparty credit risk associated with trade accounts receivable from delivered power sales to LPCs, and from industries and federal agencies directly served, all located in the Tennessee Valley region. Of the $1.6 billion and $1.5 billion of receivables from power sales outstanding at September 30, 2016 and 2015, nearly all were rated investment grade. See Note 1 — Allowance for Uncollectible Accounts and Note 3.

TVA is also exposed to risk from exchange power arrangements with a small number of investor-owned regional utilities related to either delivered power or the replacement of open positions of longer-term purchased power or fuel agreements. TVA believes its policies and procedures for counterparty performance risk reviews have generally protected TVA against significant exposure related to market and economic conditions.

TVA had revenue from six LPCs that accounted for 33 percent of total operating revenue for the years ended both September 30, 2016 and September 30, 2015.

Suppliers.  If one of TVA's fuel or purchased power suppliers fails to perform under the terms of its contract with TVA, TVA might lose the money that it paid to the supplier under the contract and have to purchase replacement fuel or power on the spot market, perhaps at a significantly higher price than TVA was entitled to pay under the contract. In addition, TVA might not be able to acquire replacement fuel or power in a timely manner and thus might be unable to satisfy its own obligations to deliver power. Nuclear fuel requirements, including uranium mining and milling, conversion services, enrichment services, and fabrication services, are met from various suppliers, depending on the type of service. TVA purchases the majority of its natural gas requirements from a variety of suppliers under short-term contracts.

To help ensure a reliable supply of coal, TVA had coal contracts with multiple suppliers at September 30, 2016. The contracted supply of coal is sourced from multiple geographic regions of the United States and is to be delivered via various transportation methods (i.e., barge, rail, and truck). Emerging technologies, environmental regulations, and low natural gas prices have contributed to weak demand for coal. As a result, coal suppliers are facing increased financial pressure, which has led to relatively poor credit ratings and bankruptcies. Continued difficulties by coal suppliers could result in consolidations, additional bankruptcies, restructurings, contract renegotiations, or other scenarios. Under these scenarios and TVA’s potential available responses, TVA does not anticipate a significant financial impact in obtaining continued fuel supply for its coal-fired generation.

TVA has a power purchase agreement that expires on March 31, 2032, with a supplier of electricity for 440 megawatts ("MW") of summer net capability from a lignite-fired generating plant. TVA has determined that the supplier has the equivalent of a non-investment grade credit rating; therefore, the supplier has provided credit assurance to TVA under the terms of the agreement.

Derivative Counterparties.  TVA has entered into physical and financial contracts that qualify as derivatives for hedging purposes, and TVA's NDT fund and qualified defined benefit pension plan have entered into derivative contracts for investment purposes. If a counterparty to one of TVA's hedging transactions defaults, TVA might incur substantial costs in connection with entering into a replacement hedging transaction. If a counterparty to the derivative contracts into which the NDT fund and the qualified pension plan have entered for investment purposes defaults, the value of the investment could decline significantly or perhaps become worthless. TVA has concentrations of credit risk from the banking and coal industries because multiple companies in these industries serve as counterparties to TVA in various derivative transactions. At September 30, 2016, all of TVA's commodity derivatives under the FTP, currency swaps, and interest rate swaps were with banking counterparties whose Moody's credit ratings were A3 or higher.

TVA classifies qualified forward coal and natural gas contracts as derivatives. See Derivatives Not Receiving Hedge Accounting Treatment above. At September 30, 2016, the coal contracts were with counterparties whose Moody's credit rating, or TVA’s internal analysis when such information was unavailable, ranged from Ca or D, respectively, to A3. At September 30, 2016, the natural gas contracts were with counterparties whose ratings ranged from B1 to A2. See Suppliers above for discussion of challenges facing the coal industry. TVA's total value for derivative contracts with coal counterparties in an asset position as of September 30, 2016, was approximately $4 million. TVA currently utilizes two futures commission merchants ("FCMs") to clear commodity contracts, including futures, options, and similar financial derivatives. These transactions are executed under the FTP by the FCMs on exchanges on behalf of TVA. TVA maintains margin cash accounts with the FCMs. TVA makes deposits to the margin cash accounts to adequately cover any net liability positions on its derivatives transacted with the FCMs. See the note to the Fair Values of TVA Derivatives table above.

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

Investments Funds

At September 30, 2016, Investment funds were composed of $2.3 billion of securities classified as trading and measured at fair value and less than $1 million of equity investments not required to be measured at fair value. Trading securities are held in the NDT, ART, SERP, and LTDCP. The NDT holds funds for the ultimate decommissioning of TVA's nuclear power plants. The ART holds funds primarily for the costs related to the future closure and retirement of TVA's other long-lived assets. The balances in the NDT and ART were $1.6 billion and $519 million, respectively, at September 30, 2016.

TVA established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits set by Internal Revenue Service ("IRS") rules applicable to the qualified defined benefit pension plan. The LTDCP is designed to provide long-term incentives to executives to encourage them to stay with TVA and to provide competitive levels of total compensation to such executives. NDT and SERP funds are invested in portfolios of securities generally designed to achieve a return in line with overall equity market performance, and ART and LTDCP funds are invested in portfolios of securities generally designed to achieve a return in line with overall debt and equity market performance.

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

Private equity limited partnerships and private real estate investments may include holdings of investments in private real estate, venture capital, buyout, mezzanine or subordinated debt, restructuring or distressed debt, and special situations through funds managed by third-party investment managers. These investments generally involve a three-to-four-year period where the investor contributes capital, followed by a period of distribution, typically over several years. The investment period is generally, at a minimum, ten years or longer. The NDT had unfunded commitments related to private equity limited partnerships of $67 million and unfunded commitments related to private real estate of $5 million at September 30, 2016. These investments have no redemption or limited redemption options and may also impose restrictions on the NDT’s ability to liquidate its investments. There are no readily available quoted exchange prices for these investments. The fair value of the investments is based on TVA’s ownership percentage of the fair value of the underlying investments as provided by the investment managers. These investments are typically valued on a quarterly basis. TVA’s private equity limited partnerships and private real estate investments are valued at net asset values ("NAV") as a practical expedient for fair value. TVA classifies its interest in these types of investments as investments measured at net asset value in the fair value hierarchy.

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

	Unrealized Investment Gains (Losses) At September 30
	Financial Statement Presentation	2016	2015

SERP	Other income (expense)	$2	$(4)
LTDCP	Other income (expense)	1	(2)
NDT	Regulatory asset	89	(47)
ART	Regulatory asset	29	(17)

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

Nonperformance risk for most of TVA's derivative instruments is an adjustment to the initial asset/liability fair value. TVA adjusts for nonperformance risk, both for TVA (for liabilities) and the counterparty (for assets), by applying credit valuation adjustments ("CVAs"). TVA determines an appropriate CVA for each applicable financial instrument based on the term of the instrument and TVA's or the counterparty's credit rating as obtained from Moody's. For companies that do not have an observable credit rating, TVA uses internal analysis to assign a comparable rating to the company. TVA discounts each financial instrument using the historical default rate (as reported by Moody’s for CY 1983 to CY 2015) for companies with a similar credit rating over a time period consistent with the remaining term of the contract. The application of CVAs resulted in a $2 million decrease in the fair value of assets and a $1 million decrease in the fair value of liabilities at September 30, 2016.

Fair Value Measurements

The following tables set forth by level, within the fair value hierarchy, TVA's financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2016, and September 30, 2015. Financial assets and liabilities have been classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TVA's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of the fair value of the assets and liabilities and their classification in the fair value hierarchy levels.

Fair Value Measurements At September 30, 2016
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$196	$—	$—	$196
Government debt securities	88	36	—	124
Corporate debt securities	—	393	—	393
Mortgage and asset-backed securities	—	50	—	50
Institutional mutual funds	92	—	—	92
Forward debt securities contracts	—	15	—	15
Private equity funds measured at net asset value(1)	—	—	—	132
Private real estate funds measured at net asset value(1)	—	—	—	113
Commingled funds measured at net asset value(1)	—	—	—	1,142
Total investments	376	494	—	2,257
Currency swap(s)(2)	—	—	—	—
Commodity contract derivatives	—	5	4	9
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$376	$499	$4	$2,266

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s)(2)	$—	$162	$—	$162
Interest rate swaps	—	1,938	—	1,938
Commodity contract derivatives	—	3	131	134
Commodity derivatives under FTP(2)
Swap contracts	—	9	—	9

Total	$—	$2,112	$131	$2,243

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

Fair Value Measurements At September 30, 2015
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Investments
Equity securities	$166	$—	$—	$166
Government debt securities	203	31	—	234
Corporate debt securities	—	225	—	225
Mortgage and asset-backed securities	—	53	—	53
Institutional mutual funds	91	—	—	91
Forward debt securities contracts	—	(59)	—	(59)
Private equity funds measured at net asset value(1)	—	—	—	125
Private real estate funds measured at net asset value(1)	—	—	—	115
Commingled funds measured at net asset value(1)	—	—	—	1,061
Total investments	460	250	—	2,011
Currency swap(s)(2)	—	25	—	25
Commodity contract derivatives	—	1	—	1
Commodity derivatives under FTP(2)
Swap contracts	—	—	—	—

Total	$460	$276	$—	$2,037

Liabilities	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Currency swap(s)(2)	$—	$47	$—	$47
Interest rate swaps	—	1,627	—	1,627
Commodity contract derivatives	—	—	98	98
Commodity derivatives under FTP(2)
Swap contracts	—	27	—	27

Total	$—	$1,701	$98	$1,799

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

The following table presents a reconciliation of all commodity contract derivatives measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Commodity Contract Derivatives
Balance at October 1, 2014	$(85)
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(13)
Balance at September 30, 2015	(98)

Purchases	—
Issuances	—
Sales	—
Settlements	—
Net unrealized gains (losses) deferred as regulatory assets and liabilities	(29)
Balance at September 30, 2016	$(127)

The following table presents quantitative information related to the significant unobservable inputs used in the measurement of fair value of TVA's assets and liabilities classified as Level 3 in the fair value hierarchy:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2016	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$4	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton

Liabilities
Commodity contract derivatives	$131	Pricing model	Coal supply and demand	0.7 - 0.8 billion tons/year
			Long-term market prices	$11.80 - $85.02/ton

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30 2015	Valuation Technique(s)	Unobservable Inputs	Range

Assets
Commodity contract derivatives	$—	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton

Liabilities
Commodity contract derivatives	$98	Pricing model	Coal supply and demand	0.8 - 1.0 billion tons/year
			Long-term market prices	$10.64 - $103.41/ton

Other Financial Instruments Not Recorded at Fair Value

TVA uses the methods and assumptions described below to estimate the fair value of each significant class of financial instrument. The fair value of the financial instruments held at September 30, 2016, and September 30, 2015, may not be representative of the actual gains or losses that will be recorded when these instruments mature or are called or presented for early redemption. The estimated values of TVA's financial instruments not recorded at fair value at September 30, 2016, and September 30, 2015, were as follows:

Estimated Values of Financial Instruments Not Recorded at Fair Value
		At September 30, 2016		At September 30, 2015
	Valuation Classification	Carrying Amount	Fair Value	Carrying Amount	Fair Value
EnergyRight® receivables (including current portion)	Level 2	$141	$144	$156	$162

Loans and other long-term receivables, net (including current portion)	Level 2	$141	$130	$129	$117

EnergyRight® purchase obligation (including current portion)	Level 2	$163	$183	$185	$208

Unfunded loan commitments	Level 2	$—	$17	$—	$9

Membership interests of variable interest entity subject to mandatory redemption (including current portion)	Level 2	$35	$46	$37	$47

Long-term outstanding power bonds (including current maturities), net	Level 2	$22,456	$28,620	$22,649	$25,468

Long-term debt of variable interest entities (including current maturities), net	Level 2	$1,234	$1,468	$1,266	$1,407

Long-term notes payable (including current maturities)	Level 2	$75	$75	$—	$—

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

The 1959 amendment to the TVA Act also required TVA, beginning in 1961, to make annual payments to the U.S. Treasury from net power proceeds as a repayment of and as a return on the Power Program Appropriation Investment until a total of $1.0 billion of the Power Program Appropriation Investment has been repaid in accordance with the 1959 amendment.  TVA paid $10 million for 2014 as a repayment of the Power Program Appropriation Investment. With the 2014 payment, TVA fulfilled its requirement to repay $1.0 billion of the Power Program Appropriation Investment. The TVA Act requires TVA to continue making payments to the U.S. Treasury as a return on the remaining $258 million of the Power Program Appropriation Investment.

The table below summarizes TVA's activities related to appropriated funds.

Summary of Proprietary Capital Activity At or for the years ended September 30
	2016		2015
Appropriation Investment	Power Program	Nonpower Programs	Power Program	Nonpower Programs
Balance at beginning of year	$258	$4,351	$258	$4,351
Return of power program appropriation investment	—	—	—	—
Balance at end of year	258	4,351	258	4,351
Retained Earnings
Balance at beginning of year	6,357	(3,761)	5,240	(3,750)
Net income (expense) for year	1,243	(10)	1,122	(11)
Return on power program appropriation investment	(6)	—	(5)	—
Balance at end of year	7,594	(3,771)	6,357	(3,761)
Net proprietary capital at September 30	$7,852	$580	$6,615	$590

Payments to the U.S. Treasury

TVA paid the U.S. Treasury $6 million in 2016, $5 million in 2015, and $4 million in 2014 as a return on the Power Program Appropriation Investment.  The amount of the return on the Power Program Appropriation Investment is based on the Power Program Appropriation Investment balance at the beginning of that year and the computed average interest rate payable by the U.S. Treasury on its total marketable public obligations at the same date.  The interest rates payable by TVA on the Power Program Appropriation Investment were 2.04 percent, 2.04 percent, and 1.97 percent for 2016, 2015, and 2014, respectively.
Accumulated Other Comprehensive Income (Loss)

The items included in Accumulated other comprehensive income (loss) consist of market valuation adjustments for certain derivative instruments.  See Note 14.

TVA records exchange rate gains and losses on debt in net income and marks its currency swap assets and liabilities to market through other comprehensive income.  TVA had unrealized gains (losses) of $(139) million and $(72) million in 2016 and 2015, respectively, on the mark-to-market of currency swaps. TVA then reclassifies an amount out of accumulated other comprehensive income into net income, offsetting the gain/loss from recording the exchange gain/loss on the debt.  The amounts reclassified from other comprehensive income into net income resulted in increases (decreases) to net income of $(129) million, $(65) million, and $2 million in 2016, 2015, and 2014, respectively.  These reclassifications, coupled with the recording of the exchange gain/loss on the debt, did not have an impact on net income in 2016, 2015, and 2014.  Based on forecasted foreign currency exchange rates, TVA expects to reclassify approximately $19 million of gains from accumulated other comprehensive income to interest expense within the next twelve months to offset amounts anticipated to be recorded in interest expense related to exchange gain on the debt.

17.  Other Income (Expense), Net

Income and expenses not related to TVA’s operating activities are summarized in the following table:

Other Income (Expense), Net For the years ended September 30

	2016	2015	2014
Interest income	$24	$24	$23
External services	12	12	19
Gains (losses) on investments	7	(1)	6
Miscellaneous	—	(6)	1
Total other income (expense), net	$43	$29	$49

18. Supplemental Cash Flow Information

Interest paid was $1.3 billion for 2016, 2015 and 2014. These amounts differ from interest expense due to the timing of payments and interest capitalized of $235 million in 2016, $214 million in 2015, and $175 million in 2014 as a part of major capital expenditures.

Construction in progress and Nuclear fuel expenditures included in Accounts payable and accrued liabilities at September 30, 2016, 2015, and 2014 were $526 million, $530 million, and $391 million, respectively, and are excluded from the Statements of Consolidated Cash Flows for the years ended September 30, 2016, 2015, and 2014 as non-cash investing activities.

Excluded from the Statement of Consolidated Cash Flows for the years ended September 30, 2016, 2015, and 2014 as non-cash financing activities, were capital lease obligations incurred related to purchase power assets of $81 million, less than $1 million, and $70 million, respectively. Also excluded from the Statement of Consolidated Cash Flows for the year ended September 30, 2016, were $78 million of notes payable related to TVA's recent acquisition of equity interests in certain SPEs. See Note 8.

Cash flows from futures contracts, forward contracts, option contracts, and swap contracts that are accounted for as hedges are classified in the same category as the item being hedged or on a basis consistent with the nature of the instrument.

19.  Benefit Plans

TVA sponsors a qualified defined benefit plan (“pension plan”) that covers most of its full-time employees hired prior to July 1, 2014, a qualified defined contribution plan (“401(k) plan”) that covers most of its full-time employees, two unfunded post-retirement health care plans that provide for non-vested contributions toward the cost of eligible retirees' medical coverage, other postemployment benefits such as workers' compensation, and the SERP.  The pension plan and the 401(k) plan are administered by a separate legal entity, the TVA Retirement System (“TVARS”), which is governed by its own board of directors (the "TVARS Board").

Overview of Plans and Benefits

Retirement Plans. The participants in the pension plan receive either a traditional final average pay pension or a cash balance pension.  The traditional pension benefit is based on the participant’s creditable service, average monthly salary for their highest three consecutive years of eligible compensation, and a pension factor based on the participant’s age and years of service, less a Social Security offset. The cash balance pension benefit is based on pay and interest credits accumulated in the participant’s account and the participant’s age.

Participants in the pension plan are also eligible to receive 401(k) plan matching contributions and may also be eligible to make after-tax contributions of up to $10,000 per year to TVARS, which at the election of the participant are invested in either the fixed fund, which receives a fixed interest rate set forth in the plan, or the variable fund, which receives a rate of return based on an S&P 500 index fund. Participants in the pension plan may also become eligible for a supplemental pension benefit based on age and years of service at retirement, which is provided to help offset the cost of retiree medical insurance. Employees first hired on or after July 1, 2014, are participants in the 401(k) plan only and receive both nonelective and matching contributions to their accounts in the 401(k) plan.

On August 8, 2016, the TVARS Board approved amendments to the pension plan and the 401(k) plan, and these amendments were also approved by the TVA Board on August 25, 2016. The amendments, which became effective on October 1, 2016, change future retirement benefits for employees and retirees and make certain other changes regarding TVA's minimum funding requirements to the pension plan and plan governance. With respect to current cash balance participants in the pension plan, these amendments shift future benefit accruals from the cash balance pension to the 401(k) plan based on hire date and years of service as of October 1, 2016. For cash balance participants first hired on or after January 1, 1996, and having more than 10 years of service as of October 1, 2016, participants will begin receiving nonelective contributions to their accounts in the 401(k) plan and reduced pay credits to their cash balance accounts in the pension plan. For cash balance participants first hired on or after January 1, 1996, and having less than 10 years of service as of October 1, 2016, participants will begin receiving nonelective contributions and higher matching contributions to their accounts in the 401(k) plan and will no longer receive pay credits to their cash balance accounts; however, their cash balance accounts will continue to receive interest credits.

The amendments also made the following additional benefit changes: reducing the future cash balance interest crediting rate and the fixed fund interest rate with a floor and ceiling based on the assumed rate of investment return on TVARS assets; closing the fixed and variable funds to new contributions from pension plan participants first hired on or after January 1, 1996; reducing the rate of future cost-of-living-adjustments (“COLAs”) while increasing the maximum eligible COLA; vesting COLAs; increasing the eligibility age for COLAs for pension plan participants under age 50; restricting COLAs to pension amounts based on compensation up to Executive Level IV; eliminating future COLAs to SERP participants with less than 10 years of service; and capping the maximum supplemental benefit amounts.

The amendments also changed the annual minimum contribution required by TVA to the pension plan to the greater of (a) the minimum contribution calculated by TVARS’s actuary according to the TVARS Rules and Regulations, or (b) $300 million, for a period of 20 years (from 2017 through 2036) or, if earlier, through the fiscal year in which the plan reaches and remains at a 100 percent funded status under the actuarial rules applicable to TVARS.

401(k) Plan Contributions. TVA made non-elective and matching contributions to the 401(k) plan of approximately $38 million during 2016, $36 million during 2015, and $35 million during 2014.

Supplemental Executive Retirement Plan. TVA has established a SERP for certain executives in critical positions to provide supplemental pension benefits tied to compensation that exceeds limits imposed by IRS rules applicable to the qualified defined benefit pension plan.  TVA has historically funded the annual calculated expense.

Other Post-Retirement Benefits.  TVA sponsors two unfunded post-retirement benefit plans that provide for non-vested contributions toward the cost of certain eligible retirees’ medical coverage.  The first plan covers only certain retirees and surviving dependents who do not qualify for TVARS benefits, including the supplemental pension benefit.  The second plan is designed to place a limit on the out-of-pocket amount certain eligible retirees pay for medical coverage and provides a credit based on years of TVA service and monthly base pension amount, reduced by any TVARS supplemental pension benefits or any TVA contribution from the first plan, described above. Effective January 2017, all Medicare-eligible retirees and spouses will be provided Medicare coverage through a private exchange.  Transition to the exchange does not affect any supplemental benefits for eligible retirees, and the credit will continue to be calculated in the same manner as before.

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

Accounting Mechanisms

Regulatory Accounting.  TVA has classified all amounts related to unrecognized prior service costs, net actuarial gains or losses, and the funded status as regulatory assets as such amounts are probable of collection in future rates. Additionally, on October 1, 2014, TVA began recognizing pension costs as regulatory assets to the extent that the amount calculated under GAAP as pension expense differs from the amount TVA contributes to the pension plan.

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

Obligations and Funded Status

The changes in plan obligations, assets, and funded status for the years ended September 30, 2016 and 2015, were as follows:

Obligations and Funded Status For the years ended September 30
	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$12,824	$12,265	$657	$652
Service cost	133	130	16	16
Interest cost	564	540	29	29
Plan participants’ contributions	25	25	—	—
Collections(1)	—	—	92	94
Actuarial loss (gain)	1,188	556	68	3
Plan change	(960)	—	(158)	—
Net transfers from variable fund/401(k) plan	7	11	—	—
Expenses paid	(6)	(6)	—	—
Benefits paid	(692)	(697)	(133)	(137)
Benefit obligation at end of year	13,083	12,824	571	657

Change in plan assets
Fair value of net plan assets at beginning of year	6,797	7,507	—	—
Actual return on plan assets	733	(325)	—	—
Plan participants’ contributions	25	25	—	—
Collections(1)	—	—	92	94
Net transfers from variable fund/401(k) plan	7	11	—	—
Employer contributions(2)	281	282	41	43
Expenses paid	(6)	(6)	—	—
Benefits paid	(692)	(697)	(133)	(137)
Fair value of net plan assets at end of year	7,145	6,797	—	—

Funded status	$(5,938)	$(6,027)	$(571)	$(657)
Notes
(1) Collections include retiree contributions as well as federal reinsurance payments and provider discounts and rebates.
(2) Other Post-Retirement Benefits Employer contributions are reduced by federal reinsurance payments and provider discounts and rebates.

The pension plan change is a result of the amendments to the TVA qualified defined benefit pension plan, which reduced the projected benefit obligation by $960 million and established an additional unrecognized prior service credit at September 30, 2016 to be amortized for approximately 11 years as a component of net periodic pension benefit cost.

The post-retirement plan change is a result of transitioning all Medicare eligible retirees and spouses to a private exchange effective January 2017, which reduced the projected benefit obligation by $158 million.

The $1.2 billion pension actuarial loss for 2016 is primarily due to the decrease in the discount rate from 4.50 percent to 3.65 percent, which increased the projected benefit obligation by $1.4 billion. This loss was partially offset by assumption changes for the COLA of $168 million and for mortality of $133 million to better reflect anticipated future plan experience.

The $556 million pension actuarial loss for 2015 was primarily due to the change in the mortality assumption, which increased the projected benefit obligation by $518 million. Additional losses of $349 million were due to demographic experience from the impact of TVA’s organizational restructuring in 2014 and 2015 and assumptions on the forms of benefit payment elections. These losses were partially offset by assumption changes for the COLA of $232 million reflecting a slower than anticipated economic recovery and an increase in the discount rate from 4.45 percent to 4.50 percent, which decreased the liability by $79 million. The discount rate increased primarily due to the longer expected duration as a result of the new mortality assumption.

The other post-retirement actuarial loss for 2016 was primarily due to the decrease in the discount rate from 4.65 percent to 3.70 percent, which increased the liability by $91 million. The loss was partially offset by a gain of $17 million due to demographic experience related to updated per capita costs and retiree contributions and a gain of $7 million related to assumption changes for mortality to better reflect anticipated future plan experience.

The other post-retirement actuarial loss for 2015 was primarily due to an updated mortality assumption resulting in a longer expected duration of benefit payments which increased the liability by $21 million and actuarial losses of $20 million due to demographic experience, including assumption changes. These losses were partially offset by assumption changes for updated per capita claims costs and retiree contributions of $30 million to reflect observed and anticipated plan experience. Additionally, the discount rate increased from 4.50 percent to 4.65 percent, decreasing the liability by $13 million. The discount rate increased primarily due to the longer expected duration as a result of the new mortality assumption.

Amounts related to these benefit plans recognized on TVA's consolidated balance sheets consist of regulatory assets that have not been recognized as components of net periodic benefit cost at September 30, 2016 and 2015, and the funded status of TVA’s benefit plans, which are included in Accounts payable and accrued liabilities and Post-retirement and post-employment benefit obligations:

Amounts Recognized on TVA's Consolidated Balance Sheets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Regulatory assets	$5,336	$5,425	$49	$140
Accounts payable and accrued liabilities	(5)	(6)	(35)	(37)
Pension and post-retirement benefit obligations(1)	(5,933)	(6,021)	(536)	(620)
Note
(1) The table above excludes $460 million and $465 million of post-employment benefit costs that are recorded in Post-retirement and post-employment benefit obligations on the Consolidated Balance Sheets at September 30, 2016 and 2015, respectively.

Unrecognized amounts included in regulatory assets yet to be recognized as components of accrued benefit cost at September 30 consisted of:

Post-Retirement Benefit Costs Deferred as Regulatory Assets At September 30
	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Unrecognized prior service credit	$(1,017)	$(158)	$(185)	$(33)
Unrecognized net loss	5,946	5,355	234	173
Amount capitalized due to actions of regulator	407	228	—	—
Total regulatory assets	$5,336	$5,425	$49	$140

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan at September 30, 2016, and 2015, were as follows:

Projected Benefit Obligations and Accumulated Benefit Obligations in Excess of Plan Assets At September 30
	2016	2015
Projected benefit obligation	$13,083	$12,824
Accumulated benefit obligation	12,912	12,626
Fair value of net plan assets	7,145	6,797

The components of net periodic benefit cost and other amounts recognized as changes in regulatory assets for the years ended September 30, 2016, and 2015, were as follows:

Components of Net Periodic Benefit Cost For the years ended September 30

	Pension Benefits			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$133	$130	$130	$16	$16	$18
Interest cost	564	540	558	29	29	32
Expected return on plan assets	(446)	(437)	(435)	—	—	—
Amortization of prior service credit	(23)	(21)	(21)	(6)	(6)	(6)
Recognized net actuarial loss	310	299	285	7	9	11
Curtailment	(78)	—	—	—	—	—
Total net periodic benefit cost as actuarially determined	460	511	517	46	48	55
Amount capitalized due to actions of regulator	(179)	(228)	—	—	—	—
Total net period benefit cost	$281	$283	$517	$46	$48	$55

The amounts in the regulatory asset that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

Expected Amortization of Regulatory Assets in 2017 At September 30, 2016
	Pension Benefits	Other Post-Retirement Benefits	Total
Prior service credit	$(99)	$(22)	$(121)
Net actuarial loss	466	13	479

The amount in the components of net periodic benefit cost expected to be capitalized due to actions of regulator in the next fiscal year is $136 million.

Plan Assumptions

TVA’s reported costs of providing the plan benefits are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various assumptions, the most significant of which are noted below.

Actuarial Assumptions
	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Assumptions utilized to determine benefit obligations at September 30
Discount rate	3.65%	4.50%	3.70%	4.65%
Rate of compensation increase	5.55%	5.70%	N/A	N/A
Pre-Medicare eligible
Initial health care cost trend rate	N/A	N/A	6.50%	7.00%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019
Post-Medicare eligible
Initial health care cost trend rate	N/A	N/A	—%	7.00%
Ultimate health care cost trend rate	N/A	N/A	4.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2021	2019

Assumptions utilized to determine net periodic benefit cost for the years ended September 30
Discount rate	4.50%	4.45%	4.65%	4.50%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	5.70%	5.70%	N/A	N/A
Pre-Medicare eligible
Initial health care cost trend rate	N/A	N/A	7.00%	7.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019
Post-Medicare eligible
Initial health care cost trend rate	N/A	N/A	7.00%	7.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Ultimate trend rate is reached in year beginning	N/A	N/A	2019	2019

Discount Rate.  In selecting the assumed discount rate, TVA reviews market yields on high-quality corporate debt and long-term obligations of the U.S. Treasury and endeavors to match, through the use of a hypothetical bond portfolio, instrument maturities with the maturities of its pension obligations in accordance with the prevailing accounting standards. The selected bond portfolio is derived from a universe of high quality corporate bonds of Aa-rated quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan's projected benefit payments discounted at this rate with the market value of the bonds selected. Based on recent market trends and economic conditions, TVA decreased its discount rate used to determine the pension benefit obligation and other post-retirement benefit obligation. At September 30, 2016, the discount rates used to determine the pension and other post-retirement benefit obligations for 2016 were 3.65 percent and 3.70 percent, respectively. At September 30, 2015, the discount rates used to determine the pension and other post-retirement benefit obligations were 4.50 percent and 4.65 percent, respectively. The discount rate assumptions used to determine the obligations at year-end are used to determine the net periodic benefit costs for the following year.

Rate of Return.  The qualified defined benefit pension plan is the only plan that is funded with qualified plan assets. In determining the expected long-term rate of return on pension plan assets, TVA uses a process that incorporates actual historical asset class returns and an assessment of expected future performance and takes into consideration external actuarial advice and asset class factors. Asset allocations are periodically updated using the pension plan asset/liability studies, and are part of the determination of the estimates of long-term rates of return. The current asset allocation policy approved by the TVARS Board diversifies plan assets across multiple asset classes so as to minimize the risk of large losses. The asset allocation policy is designed to be dynamic in nature and responsive to change in the funded status of TVARS. Changes in the expected return rates are based on annual studies performed by third party professional investment consultants. Upon review of TVARS's asset allocation policy effective in 2017, the 2016 annual study, and the current outlook on capital markets, TVA management decided to maintain the expected return on assets at 7.00 percent, which will be used to measure 2017 net periodic benefit cost. TVA used an expected rate of return of 7.00 percent to measure benefit costs in 2016 and 2015 and used 7.25 percent to measure benefit costs in 2014.

Compensation Increases.  Assumptions related to compensation increases are based on the results obtained from an actual company experience study performed during the most recent five years for plan participants.  TVA obtained an updated study in 2013 and determined that future compensation would likely increase at rates between 3.50 percent and 13.00 percent per year, depending upon the employee's age. Based upon the current active participants, the average assumed compensation increase used to determine benefit obligations for 2016 and 2015 was 5.55 percent and 5.70 percent, respectively. The average assumed compensation increases used to determine net periodic pension benefit costs for 2016, 2015, and 2014 were 5.70 percent, 5.70 percent, and 5.72 percent, respectively.

Mortality.  Mortality assumptions are based upon actuarial projections in combination with actuarial studies of the actual mortality experience of TVA’s pension and post-retirement plan participants.  In 2014 and 2013, TVA had used the Society of Actuaries (“SOA”) RP-2000 base table with a modified improvement scale of Scale AA to 2022. In 2015, TVA adopted an adjusted version of the SOA's RP-2014 mortality tables and a modified MP-2014 improvement scale for purposes of measuring its pension and other post-retirement benefit obligations at September 30, 2015.  In 2016, TVA maintained its mortality table assumption adopted in 2015 but updated the improvement scale assumption to a modified version of the SOA’s RP-2015 scale for purposes of measuring its pension and other post-retirement benefit obligations at September 30, 2016.  The mortality rate assumption used to determine the obligations at year-end are used to determine the net periodic benefit costs for the following year.

Health Care Cost Trends. TVA reviews actual recent cost trends and projected future trends in establishing health care cost trend rates. The assumed health care trend rates used to determine pre-Medicare eligible post-retirement benefit obligations for 2016 and 2015 were 6.50 percent and 7.00 percent, respectively. The 2016 health care cost trend rate of 6.50 percent used to determine the pre-Medicare eligible post-retirement benefit obligations is assumed to gradually decrease each successive year until it reaches a 5.00 percent annual increase in health care costs in the years beginning October 1, 2019, and beyond. The assumed health care trend rates used to determine post-Medicare eligible post-retirement benefit obligations for 2016 and 2015 were 0.00 percent and 7.00 percent, respectively. The 2016 health care cost trend rate of 0.00 percent used to determine the post-Medicare eligible post-retirement benefit obligations is assumed to remain at 0.00 percent through 2020 at which point it rises to 4.00 percent in the years beginning October 1, 2021, and beyond as a result of the move of Medicare eligible retirees to a private exchange. The assumed health care cost trend rates used to determine the net periodic post-retirement cost were 7.00 percent for 2016, 7.50 percent for 2015, and 8.00 percent for 2014. TVA plans to use 6.50 percent and 0.00 percent in the determination of 2017 net periodic post-retirement cost for pre-Medicare eligible and post-Medicare eligible, respectively. The current trend rate assumption reflects review of TVA medical claims, more participants moving to the high deductible plan, and TVA moving to a private exchange.

Cost of Living Adjustment.  COLAs are an increase in the benefits for eligible retirees to help maintain the purchasing power of benefits as consumer prices increase.  Eligible retirees receive a COLA on the base pension portion of the monthly pension benefit equal to the percentage change in the Consumer Price Index for All Urban Consumers (“CPI-U”) in January following any year in which the 12-month average CPI-U exceeded by as much as one percent the 12-month average of the CPI-U for the preceding year in which a COLA was given.  Prior to October 1, 2016, the minimum COLA was one percent and the maximum was five percent.  Effective October 1, 2016, the calculation of the COLA benefit will be equal to the percentage change in the CPI-U minus 0.25 percent with a minimum of one percent and the maximum increased to six percent.

TVA’s 2016 COLA assumption was changed to be 1.25 percent in 2017 and 2.00 percent in 2018 and thereafter to better reflect anticipated future plan experience and the plan amendments to the COLA. Prior to 2013, TVA had maintained a 2.50 percent COLA, but TVA determined that a more accurate estimate would be to lower the COLA for the short-term with a gradual increase that would trend back up to the long-term expectations based upon the economic forecast and the Federal Reserve policy. The 2015 and 2014 COLA assumptions assumed that the COLA would trend to the ultimate rate of 2.40 percent in 2021 and to the ultimate rate of 2.50 percent in 2020, respectively.

Sensitivity of Costs to Changes in Assumptions.  The following chart reflects the sensitivity of pension cost to changes in certain actuarial assumptions:

Sensitivity to Certain Changes in Pension Assumptions At September 30, 2016
Actuarial Assumption	Change in Assumption	Impact on 2016 Pension Cost	Impact on 2016 Projected Benefit Obligation

Discount rate	(0.25)	$22	$388
Rate of return on plan assets	(0.25)	16	N/A

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

The following chart reflects the sensitivity of post-retirement benefit cost to changes in the health care trend rate:

Sensitivity to Changes in Assumed Health Care Cost Trend Rates At September 30, 2016
	1% Increase	1% Decrease
Effect on total of service and interest cost components for the year	$6	$(6)
Effect on end-of-year accumulated post-retirement benefit obligation	105	(88)

Each fluctuation above assumes that the other components of the calculation are held constant and excludes any impact for unamortized actuarial gains or losses.

Plan Investments

The qualified defined benefit pension plan (the "Plan"), which includes the Original Benefit Structure and the Cash Balance Benefit Structure, is the only plan that includes qualified plan assets.

The TVARS Board’s current asset allocation policy for the investment of qualified pension plan assets has targets of 47 percent equity including global public and private equity investments, 30 percent fixed income securities, and 23 percent real assets including Treasury Inflation-Protected Securities ("TIPS"), commodities, Master Limited Partnerships ("MLPs"), real estate investment trusts ("REITS"), and private real assets. TVARS has a long-term investment plan that contains a dynamic de-risking strategy which will allocate investments to assets that better match the liability, such as long duration fixed income securities, over time as improved funding status targets are met. Pursuant to the TVARS Rules and Regulations, any proposed changes in asset allocation that would change the system’s assumed rate of investment return are subject to TVA’s review and veto.

As set forth above, the qualified pension plan assets are invested across global public equity, private equity, safety oriented fixed income, opportunistic fixed income, public real assets, and private real assets. The TVARS asset allocation policy includes permissible deviations from these target allocations. The TVARS Board can take action, as appropriate, to rebalance the system’s assets consistent with the asset allocation policy. At September 30, 2016 and 2015, the asset holdings of the system included the following:

Asset Holdings of TVARS At September 30
		Plan Assets at September 30
Asset Category	Target Allocation	2016	2015
Global public equity	39%	44%	43%
Private equity	8%	4%	5%
Safety oriented fixed income	15%	18%	19%
Opportunistic fixed income	15%	10%	10%
Public real assets	15%	15%	14%
Private real assets	8%	9%	9%

Total	100%	100%	100%

Fair Value Measurements

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2016:

TVA Retirement System At September 30, 2016
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,847	$1,846	$—	$1

Preferred securities	20	3	17	—

Debt securities
Corporate debt securities	1,145	—	1,135	10
Residential mortgage-backed securities	181	—	165	16
Debt securities issued by U.S. Treasury and other U.S. government agencies	113	113	—	—
Debt securities issued by foreign governments	332	—	299	33
Asset-backed securities	118	—	87	31
Debt securities issued by state/local governments	16	—	16	—
Commercial mortgage-backed securities	44	—	38	6

Commingled funds measured at net asset value(3)
Equity	682	—	—	—
Debt	653	—	—	—
Commodities	302	—	—	—
Blended	225	—	—	—

Institutional mutual funds	10	10	—	—
Cash equivalents and other short-term investments	612	41	571	—
Certificates of deposit	16	—	16	—
Private equity measured at net asset value(3)	385	—	—	—
Private real estate measured at net asset value(3)	568	—	—	—

Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	13	4	9	—

Securities lending commingled funds measured at net asset value (3)	3	—	—	—

Derivatives
Futures	2	2	—	—
Swaps	1	—	1	—
Foreign currency forward receivable	5	—	5	—

Total Assets	$7,293	$2,019	$2,359	$97
Liabilities
Futures	$2	$2	$—	$—
Foreign currency forward payable	9	—	9	—
Total return swaps	1	—	1	—
Interest rate swaps	3	—	3	—
Credit default swaps	1	—	1	—

Total Liabilities	$16	$2	$14	$—
Notes
(1) Excludes approximately $129 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $3 million payable for collateral on loaned securities in connection with TVARS’s participation in securities lending programs.
(3) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table provides the fair value measurement amounts for assets held by TVARS at September 30, 2015:

TVA Retirement System At September 30, 2015
	Total(1) (2)	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity securities	$1,650	$1,649	$—	$1

Preferred securities	36	2	34	—

Debt securities
Corporate debt securities	1,161	—	1,149	12
Residential mortgage-backed securities	151	—	138	13
Debt securities issued by U.S. Treasury and other U.S. government agencies	362	362	—	—
Debt securities issued by foreign governments	294	—	281	13
Asset-backed securities	156	—	116	40
Debt securities issued by state/local governments	25	—	25	—
Commercial mortgage-backed securities	43	—	32	11

Commingled funds measured at net asset value(3)
Equity	642	—	—	—
Debt	654	—	—	—
Commodities	244	—	—	—
Blended	206	—	—	—

Institutional mutual funds	26	26	—	—
Cash equivalents and other short-term investments	318	—	318	—
Certificates of deposit	6	—	6	—
Private equity measured at net asset value(3)	389	—	—	—
Private real estate measured at net asset value(3)	556	—	—	—

Treasury bills, U.S. Government notes, and securities held as futures and other derivative collateral	34	21	13	—

Securities lending commingled funds measured at net asset value(3)	3	—	—	—

Derivatives
Purchased options	2	—	1	1
Foreign currency forward receivable	6	—	6	—

Total Assets	$6,964	$2,060	$2,119	$91
Liabilities
Futures	$17	$17	$—	$—
Foreign currency forward payable	4	—	4	—
Written options	2	—	2	—
Interest rate swaps	10	—	10	—
Credit default swaps	1	—	1	—

Total Liabilities	$34	$17	$17	$—
Notes
(1) Excludes approximately $130 million in net payables associated with security purchases and sales and various other payables.
(2) Excludes a $3 million payable for collateral on loaned securities in connection with TVARS’s participation in securities lending programs.
(3) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table provides a reconciliation of beginning and ending balances of pension plan assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at October 1, 2014	$66
Net realized/unrealized gains (losses)	(2)
Purchases, sales, issuances, and settlements (net)	33
Transfers in and/or out of Level 3	(6)

Balance at September 30, 2015	91
Net realized/unrealized gains (losses)	18
Purchases, sales, issuances, and settlements (net)	(12)
Transfers in and/or out of Level 3	—

Balance at September 30, 2016	$97

The following descriptions of the valuation methods and assumptions used by the Plan to estimate the fair value of investments apply to investments held directly by the Plan. Third-party pricing vendors provide valuations for investments held by the Plan in most instances, except for commingled, private equity, and private real estate funds which are priced at net asset values established by the investment managers. In instances where pricing is determined to be based on unobservable inputs a Level 3 classification has been assigned.

Equity and preferred securities. Investments listed on either a national or foreign securities exchange or traded in the over-the-counter National Market System are generally valued each business day at the official closing price (typically the last reported sale price) on the exchange on which the security is primarily traded and are classified as Level 1. Equity securities, including common stocks and preferred securities, classified as Level 2 may have been priced by dealer quote or using assumptions based on observable market data, such as yields on bonds from the same issuer or industry.

Corporate debt securities. Corporate bonds are valued based upon recent bid prices or the average of recent bid and asked prices when available (Level 2 inputs) and, if not available, they are valued through matrix pricing models. Matrix pricing, which is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Mortgage and asset-backed securities. Residential mortgage-backed securities consist of collateralized mortgage obligations ("CMOs") and U.S. pass-through security pools related to government-sponsored enterprises ("GSEs"). CMO pricing is typically based on either a volatility-driven, multidimensional, single-cash-flow stream model or an option-adjusted spread model. These models incorporate available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Pricing for GSE securities, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association, is typically based on quotes from the To Be Announced ("TBA") market, which is highly liquid with multiple electronic platforms that facilitate the execution of trading between investors and broker/dealers. Prices from the TBA market are then compared against other live data feeds as well as input obtained directly from the dealer community. Most residential mortgage-backed securities are considered to be priced using Level 2 inputs because of the nature of their market-data-based pricing models.

Commercial mortgage-backed and asset-backed securities are typically priced based on a single-cash-flow stream model, which incorporates available market data such as trade information, dealer quotes, market color, spreads, bids, and offers. Because of the market-data-based nature of such pricing models, these securities are typically classified as Level 2.

Debt securities issued by U.S. Treasury and other U.S. government agencies. For U.S. Treasury securities, fair values reflect the closing price reported in the active market in which the security is traded (Level 1 inputs). Agency securities are typically priced using evaluated pricing applications and models incorporating U.S. Treasury yield curves. Agency securities are classified as Level 2 because of the nature of their market-data-based pricing models.

Debt securities issued by state and local governments. Debt securities issued by state and local governments are typically priced using market-data-based pricing models, and are therefore classified as Level 2. These pricing models incorporate market data such as quotes, trading levels, spread relationships, and yield curves, as applicable.

Debt securities issued by foreign governments. Foreign government bonds and foreign government inflation-linked securities are typically priced based on proprietary discounted cash flow models, incorporating option-adjusted spread features as appropriate. Debt securities issued by foreign governments are classified as Level 2 because of the nature of their market-data-based pricing models.

Private equity funds. Private equity limited partnerships are reported at net asset values provided by the fund managers. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

The private equity limited partnerships typically make longer-term investments in private companies and seek to obtain financial returns through long-term appreciation based on corporate stewardship, improved operating processes, and financial restructuring, which may involve a merger or acquisition. Significant investment strategies include venture capital; buyout; mezzanine, or subordinated debt; restructuring, or distressed debt; and special situations. Venture capital partnerships consist of two main groupings. Early-stage venture capital partnerships invest in businesses still in the conceptual stage where products may not be fully developed and where revenues and/or profits may be several years away. Later-stage venture capital partnerships invest in more mature companies in need of growth or expansion capital. Buyout partnerships provide the equity capital for acquisition transactions either from a private seller or the public, which may represent the purchase of the entire company or a refinancing or recapitalization transaction where equity is invested. Mezzanine or subordinated debt partnerships provide the intermediate capital between equity and senior debt in a buyout or refinancing transaction and typically own a security in the company that carries current interest payments as well as a potential equity interest in the company. Restructuring or distressed debt partnerships purchase opportunities generated by overleveraged or poorly managed companies. Special situation partnerships include organizations with a specific industry focus not covered by the other private equity subclasses or unique opportunities that fall outside the regular subclasses.

The private equity funds have no investment withdrawal provisions prior to the termination of the partnership. Partnerships generally continue 10 to 12 years after the inception of the fund. The partnerships are subject to two to three one-year extensions at the discretion of the General Partner. Partnerships can generally be dissolved by an 80 percent vote in interest by all limited partners, with some funds requiring the occurrence of a specific event.

Private real estate investments. The Plan’s ownership in private real estate investments consists of a pro rata share and not a direct ownership of the underlying investments. The fair values of the Plan’s private real estate investments are estimated utilizing net asset values provided by the investment managers. These investments have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015. The investment strategies and methodologies utilized by the investment managers to calculate their net asset values are summarized as follows:

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

Derivatives. The Plan invests in a variety of derivative instruments. The valuation methodologies for these instruments are as follows:

Futures. The Plan enters into futures. The futures contracts are listed on either a national or foreign securities exchange and are generally valued each business day at the official closing price (typically the last reported sales price) on the exchange on which the security is primarily traded. The pricing is performed by third-party vendors. Since futures are priced by an exchange in an active market, they are classified as Level 1.

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

Swaps. The Plan enters into various types of swaps. Credit default swaps are priced at market using models that consider cash flows, credit curves, recovery rates, and other factors. The pricing is performed by third-party vendors, and in some cases by clearing exchanges. Interest rate swap contracts are priced at market using forward rates derived from the swap curve, and the pricing is also performed by third-party vendors, and in some cases by clearing exchanges. Other swaps such as equity index swaps and variance swaps are priced by third-party vendors using market inputs such as spot rates, yield curves, and volatility. The Plan's swaps are generally classified as Level 2 based on the observable nature of their pricing inputs.

Foreign currency forwards. The Plan enters into foreign currency forwards. All commitments are marked to market daily at the applicable translation rates, and any resulting unrealized gains or losses are recorded. Foreign currency forwards are priced by third-party vendors and are classified as Level 2.

Commingled funds. The Plan invests in commingled funds, which include collective trusts, unit investment trusts, and similar investment funds that predominantly hold debt and/or equity securities as underlying assets. The Plan’s ownership consists of a pro rata share and not a direct ownership of an underlying investment. These commingled funds are valued at their closing net asset values (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchases and sale transactions occurring as of or close to the financial statement date. These funds have not been classified in the fair value hierarchy in accordance with FASB guidance issued in May 2015.

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

The Plan is invested in debt commingled funds, which can be categorized as either passively managed index funds or actively managed funds. The plan’s debt index fund invests in a diversified portfolio of fixed-income securities and derivatives of varying maturities to replicate the characteristics of the Barclays Capital U.S. Aggregate Bond Index. The fund seeks to track the total return of the Barclays Capital U.S. Aggregate Bond Index. The actively managed debt funds seek to outperform certain fixed-income benchmarks through fundamental research and analysis. The funds invest in a diversified portfolio of fixed income securities and derivatives of varying maturities. The objective is to achieve a positive relative total return through active credit selection.

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

The Plan’s investments in equity, debt, blended, and commodity commingled funds can generally be redeemed upon notification of the investment managers, with required notice periods varying from same-day to monthly. These investments do not have unfunded commitments.

Collateral held under securities lending arrangements is invested in commingled funds which are valued at their closing net asset values (or unit value) per share as reported by the managers of the commingled funds and as supported by the unit prices of actual purchases and sale transactions occurring as of or close to the financial statement date.

Cash equivalents and other short-term investments and certificates of deposit. Cash equivalents and other short‐-term investments are highly liquid securities with maturities of less than three months and 12 months, respectively. These consist primarily of discount securities such as commercial paper, repurchase agreements, U.S. Treasury bills, and certain agency securities. These securities, as well as certificates of deposit, may be priced at cost, which approximates fair value due to the short-term nature of the instruments. Model based pricing which incorporates observable inputs may also be utilized. These securities are classified as Level 2. Active market pricing may be utilized for U.S. Treasury bills, which are classified as Level 1.

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

Reclassification. In the September 30, 2015 fair value measurement table, securities lending commingled funds have been reclassified out of Level 2. In accordance with Accounting Standards Codification Subtopic 820-10, these funds are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and as such have not been classified in the fair value hierarchy.

Cash Flows

Estimated Future Benefit Payments.  The following table sets forth the estimated future benefit payments under the benefit plans.

Estimated Future Benefits Payments At September 30, 2016
	Pension Benefits(1)	Other Post-Retirement Benefits
2017	$770	$35
2018	771	35
2019	774	33
2020	778	32
2021	780	30
2022 - 2026	$3,876	$132
Note
(1) Participants are assumed to receive the Fixed Fund in a lump sum in lieu of available annuity options allowed for certain grandfathered participants resulting in higher estimated pension benefits payments.

Contributions.  The minimum contribution for 2016 was $209 million; however, TVA made a $275 million contribution to TVARS. The 2015 minimum contribution was $215 million; however, TVA made a $275 million contribution to TVARS. In 2016, TVA made contributions of $6 million to the SERP and $47 million to the other post-retirement benefit plans. In 2015, TVA made contributions of $7 million to the SERP and $44 million to the other post-retirement benefit plans. TVA expects to contribute $300 million to TVARS, $5 million to the SERP, and $35 million to the other post-retirement benefit plans in 2017.

Other Post-Employment Benefits

Post-employment benefit cost estimates are revised to properly reflect changes in actuarial assumptions made at the end of each year. TVA utilizes a discount rate determined by reference to the U.S. Treasury Constant Maturities corresponding to calculated average durations of TVA’s future estimated post-employment claims payments. The use of a 1.60 percent discount rate resulted in the recognition of approximately $35 million in expenses in 2016 and an unpaid benefit obligation of $501 million at September 30, 2016. The 2016 current portion of the obligation is $41 million and is recorded in Accounts payable and accrued liabilities. The 2016 long-term portion of $460 million is recorded in post-retirement and post-employment benefit obligations. The amounts in the current portion of the obligation represent the total unpaid losses and administrative fees for each year that are due one month following TVA’s fiscal year-end.

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

The decrease in the unpaid benefit obligation when comparing 2016 to 2015 is due primarily to demographic experience gains from a decrease in loss experience and fewer claimants. These gains were partially offset by the decrease of the discount rate from 2.05 percent percent in 2015 to 1.60 percent in 2016. The decrease in the unpaid benefit obligation when comparing 2015 to 2014 was due primarily to demographic experience gains from a decrease in loss experience and fewer claimants. These gains were partially offset by the decrease of the discount rate from 2.52 percent in 2014 to 2.05 percent in 2015.

20. Commitments and Contingencies

Commitments

At September 30, 2016, the amounts of contractual cash commitments maturing in each of the next five years and beyond are shown below:

Commitments and Contingencies Payments due in the years ending September 30
	2017	2018	2019	2020	2021	Thereafter	Total
Membership interests of variable interest entity subject to mandatory redemption	$2	$2	$2	$3	$3	$23	$35
Lease obligations
Capital(1)	51	51	50	50	50	564	816
Non-cancelable operating(2)	43	32	25	25	25	13	163
Purchase obligations
Power(3)	254	265	266	246	244	1,541	2,816
Fuel(4)	1,312	917	569	324	327	1,006	4,455
Other(5)	88	65	58	47	34	604	896
Unfunded loan commitments	9	4	—	—	—	—	13
Payments on other financings	76	76	75	73	207	26	533

Total	$1,835	$1,412	$1,045	$768	$890	$3,777	$9,727
Notes
(1) Includes the interest component of capital leases based on the interest rates stated in the lease agreements and excludes certain related executory costs. Minimum commitments related to executory costs are included in purchase obligations.
(2) Does not include purchased power agreements that are accounted for as operating leases and included in power purchase obligations.
(3) Includes commitments for energy and/or capacity under power purchase agreements from coal-fired, hydroelectric, diesel, and gas-fired facilities, as well as  transmission service agreements to support purchases of power from the market and wind power purchase agreements.
(4) Includes commitments to purchase nuclear fuel, coal, and natural gas, as well as related transportation and storage services.
(5) Primarily includes long-term service contracts, contracts that contain minimum purchase levels for the purchase of limestone along with related storage and transportation, and contractual obligations related to load control programs.

In addition to the cash requirements, above, TVA has contractual obligations in the form of revenue discounts related to energy prepayments.  See Note 1 — Energy Prepayment Obligations.

Energy Prepayment Obligations Payments due in the years ending September 30
	2017	2018	2019	2020	2021	Thereafter	Total
Energy prepayment obligations	$100	$100	$10	$—	$—	$—	$210
Interest payments relating to energy prepayment obligations	46	46	4	—	—	—	96
Total	$146	$146	$14	$—	$—	$—	$306

Membership Interests of VIE Subject to Mandatory Redemption. At September 30, 2016, TVA had outstanding membership interests subject to mandatory redemption (including current portion) of $35 million issued by one of its VIEs of which it is the primary beneficiary. See Note 9.

Leases.  TVA leases certain property, plant, and equipment under agreements with terms ranging from one to 38 years.  Of the total obligations for TVA’s capital leases, $634 million represents the cost of financing.  TVA’s rental expense for operating leases, excluding power purchase agreement operating leases, was $44 million in 2016, $44 million in 2015, and $41 million in 2014.

Power Purchase Obligations.  TVA has contracted with various independent power producers and LPCs for additional capability to be made available to TVA. Several of these agreements have contractual minimum payments and are accounted for as either capital or operating leases.  In total, these agreements provide 2,227 MW of summer net capability.  The remaining terms of the agreements range up to 16 years.  Additionally, TVA has contracted with regional transmission organizations to reserve 1,450 MW of transmission service to support purchases from the market and wind power purchase agreements. The remaining terms of these agreements range up to five years. TVA incurred $261 million, $262 million, and $264 million of expense under these power purchase and transmission service agreements during 2016, 2015, and 2014, respectively.  Lease-related costs under TVA’s power purchase agreements not accounted for as capital leases are included in TVA's consolidated statements of operations as purchased power expense and are expensed as incurred.

Under federal law, TVA is obligated to purchase power from qualifying facilities, cogenerators, and small power producers.  As of September 30, 2016, there was a combined qualifying capacity of 259 MW from 25 different generation sources, from which TVA purchased power under this law.  TVA’s obligations to purchase power from these qualifying facilities are not included in the Commitments and Contingencies table.

Fuel Purchase Obligations.  TVA has approximately $900 million in long-term fuel purchase commitments ranging in terms of up to 4 years for the purchase and transportation of coal and approximately $1.3 billion ranging in terms of up to 20 years for the purchase, transportation, and storage of natural gas.  TVA also has approximately $2.3 billion of long-term commitments ranging in terms of up to 14 years for the purchase of enriched uranium and fabrication of nuclear fuel assemblies. TVA purchased $1.5 billion, $973 million, and $718 million under these fuel purchase obligations during 2016, 2015, and 2014, respectively.

Other Obligations.  Other obligations of $896 million consist of contracts at September 30, 2016, for goods and services primarily related to capital projects as well as other major recurring operating costs. TVA incurred $174 million, $93 million, and $91 million of expense under these other obligations during 2016, 2015, and 2014, respectively.

Leasebacks. At September 30, 2016, and September 30, 2015, the outstanding leaseback obligations related to CTs and QTE were $467 million and $616 million, respectively. See Note 12 — Lease/Leasebacks.

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

Nuclear Decommissioning.  Provision for decommissioning costs of nuclear generating units is based on options prescribed by the NRC procedures to dismantle and decontaminate the facilities to meet the NRC criteria for license termination. At September 30, 2016, the estimated future decommissioning cost of $2.5 billion was included in AROs.  The actual decommissioning costs may vary from the derived estimates because of, among other things, changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.  Utilities that own and operate nuclear plants are required to use different procedures in calculating nuclear decommissioning costs under GAAP than those that are used in calculating nuclear decommissioning costs when reporting to the NRC.  The two sets of procedures produce different estimates for the costs of decommissioning primarily because of differences in the underlying assumptions.

TVA maintains a NDT to provide funding for the ultimate decommissioning of its nuclear power plants.  See Note 15. TVA monitors the value of its NDT and believes that, over the long term and before cessation of nuclear plant operations and commencement of decommissioning activities, adequate funds from investments and additional contributions, if necessary, will be available to support decommissioning.  TVA’s operating nuclear power units are licensed through 2033 - 2055, depending on the unit.  It may be possible to extend the operating life of some of the units with approval from the NRC.  See Note 7 — Nuclear Decommissioning Costs and Note 11.

Non-Nuclear Decommissioning.  The estimated future non-nuclear decommissioning ARO was $1.6 billion at September 30, 2016.  This decommissioning cost estimate involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of the timing and duration of the asset retirement process and how costs will escalate with inflation.  The actual decommissioning costs may vary from the derived estimates because of changes in current assumptions, such as the assumed dates of decommissioning, changes in regulatory requirements, changes in technology, and changes in the cost of labor, materials, and equipment.

TVA maintains an ART to help fund the ultimate decommissioning of its power assets.  See Note 15. Estimates involved in determining if additional funding will be made to the ART include inflation rate and rate of return projections on the fund investments.  See Note 7 — Non-Nuclear Decommissioning Costs and Note 11.

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

TVA has incurred, and expects to continue to incur, substantial capital and operating and maintenance costs to comply with evolving environmental requirements primarily associated with, but not limited to, the operation of TVA’s coal-fired generating units.  It is virtually certain that environmental requirements placed on the operation of TVA’s coal-fired and other generating units will continue to become more restrictive and potentially also apply to new emissions and sources.  Litigation over emissions or discharges from coal-fired generating units is also occurring, including litigation against TVA.  Failure to comply with environmental laws can result in TVA being subject to enforcement actions, which can lead to the imposition of significant civil liability, including fines and penalties, criminal sanctions, and/or the shutting down of non-compliant facilities.

From the 1970s to 2016, TVA spent approximately $6.5 billion to reduce emissions from its power plants, including $259 million, $315 million, and $378 million in 2016, 2015, and 2014, respectively, on clean air controls.  TVA estimates that compliance with future Clean Air Act ("CAA") requirements (excluding greenhouse gas ("GHG") requirements) could lead to additional costs of $375 million from 2017 to 2021 for additional clean air controls.  There could be additional material costs if reductions of GHGs, including carbon dioxide ("CO2"), are mandated under the CAA or by legislation or regulation, or if future legislative, regulatory, or judicial actions lead to more stringent emission reduction requirements for conventional pollutants. These costs cannot reasonably be predicted at this time because of the uncertainty of such potential actions. TVA also estimates additional expenditures of $1.2 billion from 2017 to 2022 relating to TVA’s coal combustion residual conversion program as well as expenditures of $400 million from 2017 to 2023 relating to compliance with Clean Water Act requirements such as effluent limitation guidelines.

Liability for releases and cleanup of hazardous substances is primarily regulated by the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and other federal and parallel state statutes.  In a manner similar to many other industries and power systems, TVA has generated or used hazardous substances over the years.

TVA is aware of alleged hazardous-substance releases at certain non-TVA areas in connection with which other potentially responsible parties may seek monetary damages from TVA.  There is information indicating that TVA sent a small amount of equipment to Ward Transformer (“Ward”), a non-TVA site in Raleigh, North Carolina.  The site is contaminated by PCBs from electrical equipment due to Ward’s practice of draining such equipment.  A working group of potentially responsible parties is cleaning up on-site contamination in accordance with an agreement with the EPA.  The cleanup effort has been divided into multiple phases, including on-site and downstream cleanup activities, two phases of soil cleanup, supplemental groundwater remediation, and cleanup of off-site contamination in the downstream drainage basin.  TVA settled its potential liability for the on-site removal action for $300 thousand and has agreed to pay approximately $8 thousand to settle its potential liability in connection with the EPA study of the site.  On September 22, 2016, the Department of Justice lodged a consent decree with the United States District Court for the Eastern District of North Carolina. Under the consent decree, TVA agreed to pay $10 thousand to settle all of its potential remaining liability associated with the site.

TVA operations at some TVA facilities have resulted in contamination that TVA is addressing.  At both September 30, 2016 and September 30, 2015, TVA’s estimated liability for cleanup and similar environmental work for those sites for which sufficient information is available to develop a cost estimate (primarily the TVA sites) was approximately $23 million on a non-discounted basis and was included in Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

Legal Proceedings

From time to time, TVA is party to or otherwise involved in lawsuits, claims, proceedings, investigations, and other legal matters ("Legal Proceedings") that have arisen in the ordinary course of conducting TVA's activities, as a result of a catastrophic event or otherwise.

General. At September 30, 2016, TVA had accrued $61 million of probable losses with respect to Legal Proceedings.  Of the accrued amount, $18 million is included in Other long-term liabilities and $43 million is included in Accounts payable and accrued liabilities.  TVA is currently unable to estimate any amount or any range of amounts of reasonably possible losses, and no assurance can be given that TVA will not be subject to significant additional claims and liabilities.  If actual liabilities significantly exceed the estimates made, TVA's results of operations, liquidity, and financial condition could be materially adversely affected.

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

The liabilities related to the Environmental Agreements are included in Accounts payable and accrued liabilities and Other long-term liabilities on the September 30, 2016 Consolidated Balance Sheet. In conjunction with the approval of the Environmental Agreements, the TVA Board determined that it was appropriate to record TVA's obligations under the Environmental Agreements as regulatory assets, and they are included as such on the September 30, 2016 Consolidated Balance Sheet and will be recovered in rates in future periods.

Case Involving Tennessee Valley Authority Retirement System.  In March 2010, eight current and former participants in and beneficiaries of TVARS filed suit in the United States District Court for the Middle District of Tennessee challenging the TVARS Board's 2009 decision to amend the TVARS Rules and Regulations (“Rules”) in exchange for a $1 billion contribution from TVA. The changes approved by the TVARS Board (1) suspended the TVA contribution requirements for 2010 through 2013, (2) reduced the calculation for cost-of-living adjustments ("COLAs") for CY 2010 through CY 2013, (3) reduced the interest crediting rate for the fixed fund accounts, and (4) increased the eligibility age to receive COLAs from age 55 to 60. The plaintiffs alleged that these changes violated their constitutional rights (due process, equal protection, and property rights), violated the Administrative Procedure Act, and violated the substantive and procedural components of an anti-cutback provision in the Rules. TVA and the plaintiffs filed cross motions for summary judgment. In August 2015, the court granted TVA’s motion for summary judgment and dismissed the case with prejudice. In September 2015, the plaintiffs appealed this decision to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 2016, the Sixth Circuit held that the plaintiffs’ rights were not violated because COLAs are not vested benefits. A few other issues were remanded to the district court for further proceedings.

Cases Involving Gallatin Fossil Plant CCR Facilities. In January 2015, the State of Tennessee filed a lawsuit against TVA in the Chancery Court for Davidson County, Tennessee. The lawsuit alleges that waste materials have been released into waters of the state from coal combustion residual ("CCR") facilities at Gallatin Fossil Plant ("Gallatin") in violation of the Tennessee Water Quality Control Act and the Tennessee Solid Waste Disposal Act. TDEC is seeking injunctive relief as well as civil penalties of up to $17,000 per day for each day TVA is found to have violated the statutes. In February 2015, the court issued an order allowing the Tennessee Scenic Rivers Association ("TSRA") and the Tennessee Clean Water Network ("TCWN") to intervene in the case. In January 2016, the court issued an agreed temporary injunction proposed by the State of Tennessee and TVA requiring TVA to conduct further environmental studies at Gallatin to determine the extent of soil, surface water, and groundwater contamination by CCR material at the site and to support the development of any necessary corrective action plan in cooperation with the other parties. Pursuant to the injunction, TVA submitted an Environmental Investigation Plan ("EIP") to the State of Tennessee on March 18, 2016. Following State comments on the draft EIP, TVA submitted a revised EIP to the

State on June 20, 2016. On June 30, 2016, the State provided conditional approval to proceed with a portion of the investigation. In September and October 2016, the State provided additional approvals to proceed with other portions of the investigation. Trial in this action is scheduled to begin in October 2017.

In April 2015, TSRA and TCWN filed a separate lawsuit against TVA in the United States District Court for the Middle District of Tennessee alleging that waste materials have been released into the Cumberland River from CCR facilities at Gallatin in violation of the Clean Water Act. The plaintiffs are seeking injunctive relief and civil penalties of up to $37,500 per violation per day. In June 2015, TVA filed a motion to dismiss the majority of the claims in the federal case based on the State of Tennessee’s diligent prosecution of substantially overlapping claims in its state court action. Since then, TVA has filed several other motions seeking to dismiss all claims in the case on other bases as well. In September 2016, the court ruled on all pending motions. The court held, among other things, that the lawsuit could proceed to trial but that the court could consider issues only to the extent that they are not being considered in the state court action.  Trial is currently scheduled for January 30, 2017.

Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. In June 2012, the U.S. Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") vacated the NRC's updated Waste Confidence Decision ("WCD"). The WCD is a generic determination by the NRC that spent nuclear fuel can be safely managed until a permanent off-site repository is established; this determination has been a key component of NRC licensing activities since 1984. In August 2014, the NRC issued its final rule on continued storage of spent nuclear fuel (the "Continued Storage Rule"), which replaced the WCD. Several petitions for review challenging the Continued Storage Rule were filed in October 2014 in the D.C. Circuit. In June 2016, the D.C. Circuit upheld the Continued Storage Rule. In July 2016, the petitioners filed a petition for rehearing en banc, and in August 2016, the petition for rehearing was denied.

Administrative Proceeding Regarding Renewal of Operating License for Sequoyah Nuclear Plant.  In May 2013, the Blue Ridge Environmental Defense League ("BREDL"), the Bellefonte Efficiency and Sustainability Team ("BEST"), and Mothers Against Tennessee River Radiation filed a petition with the NRC opposing the renewal of the operating license for Sequoyah Units 1 and 2. The petition contained eight specific contentions challenging the adequacy of the license renewal application that TVA submitted to the NRC in January 2013.  TVA filed a response with the Atomic Safety and Licensing Board ("ASLB") opposing the admission of all eight of the petitioners' contentions. In July 2013, the ASLB concluded that BREDL was the only one of the three petitioners that had standing to intervene in this proceeding. The ASLB also held that seven of the contentions were inadmissible, and held one portion of the remaining contention related to the WCD in abeyance pending further direction from the NRC. In September 2014, the ASLB denied BREDL's contention related to the WCD. Following the publication of the Continued Storage Rule, BREDL filed a petition with the NRC seeking suspension of the issuance of a final decision in the Sequoyah proceeding and a motion with the ASLB seeking leave to file a new, late-filed contention related to the Continued Storage Rule. The NRC rejected this petition in February 2015. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage. With the NRC’s rejection of the final pending contention, the ASLB issued an order terminating the administrative proceeding in March 2015. In April 2015, BREDL filed motions with the NRC to reopen the record and to admit a new contention arguing that the environmental impact statement for Sequoyah must incorporate by reference the generic environmental impact statement released in connection with the Continued Storage Rule. The NRC rejected these motions in June 2015. In August 2015, BREDL asked the D.C. Circuit to review the NRC's decision after the court issues a decision on BREDL's petition for review challenging the Continued Storage Rule. The NRC issued the license renewal of the facility operating licenses for both units effective September 28, 2015. The petition for review was dismissed on September 21, 2016.

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

Case Involving Watts Bar Unit 2 Operating License.   In October 2015, the NRC issued the operating license for Watts Bar Unit 2. In November 2015, SACE filed a petition in the D.C. Circuit seeking review of the issuance of the operating license for Watts Bar Unit 2. TVA moved to intervene in the proceeding in December 2015, and the motion was subsequently granted. The case was held in abeyance while the D.C. Circuit resolved the ongoing challenge to the Continued Storage Rule. See Case Involving the NRC Waste Confidence Decision on Spent Nuclear Fuel Storage above. The petition for review was dismissed on September 21, 2016.

Administrative Proceeding Regarding Browns Ferry Nuclear Plant Extended Power Uprate. In September 2016, the BEST and Mothers Against Tennessee River Radiation requested a hearing and sought to intervene in TVA’s license amendment request for extended power uprates at Browns Ferry Nuclear Plant. The petitioners contend that TVA's application did not correctly report the potential risk from operating at increased power levels. TVA and the NRC staff filed answers opposing the petition to intervene in October 2016. The ASLB rejected the petition to intervene in November 2016.

Bull Run Fossil Plant Clean Air Act Permit. In September 2015, the Sierra Club and Environmental Integrity Project filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Bull Run. The petitioners alleged that the permit contained impermissibly lax monitoring requirements for opacity. In February 2016, the petitioners sued the EPA for not responding to the petition in a timely manner. In August 2016, the United States District Court for the District of Columbia entered a consent decree requiring the EPA to respond to the petition by November 10, 2016.  On November 10, 2016, the EPA granted the petition and ordered TDEC to revise the permit to assure compliance with the opacity limits.  The permit remains in effect during this process.

Gallatin Fossil Plant Clean Air Act Permit. In August 2016, the Sierra Club filed a petition with the EPA requesting that the EPA object to the CAA renewal permit issued by TDEC to TVA for operations at Gallatin. The petition alleges that the permit (1) contains compliance evaluation requirements for opacity, particulate matter, and fugitive dust that are impermissibly lax, (2) includes allowances for startup, shutdown, and malfunctions that are inconsistent with the CAA, (3) fails to include reporting requirements to ensure compliance with the Environmental Agreements, and (4) contains impermissibly high SO2 emission limits. While the EPA has 60 days under the CAA to respond, the EPA has not yet acted on the petition.

21. Related Parties

TVA is a wholly-owned corporate agency of the federal government, and because of this relationship, TVA’s revenues and expenses are included as part of the federal budget as a revolving fund.  TVA’s purpose and responsibilities as an agency are described under the “Other Agencies” section of the federal budget.

TVA currently receives no appropriations from Congress and funds its business using power system revenues, power financings, and other revenues.  TVA is a source of cash to the federal government.  With its payment of $10 million during 2014, TVA fulfilled its requirement under the 1959 amendment to the TVA Act to repay $1.0 billion of its Power Program Appropriation Investment. TVA will continue to pay a return on the outstanding balance of this investment indefinitely.  See Note 16 — Appropriation Investment.

TVA also has access to a financing arrangement with the U.S. Treasury pursuant to the TVA Act.  TVA and the U.S. Treasury entered into a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  This credit facility was renewed and has a maturity date of September 30, 2017.  Access to this credit facility or other similar financing arrangements has been available to TVA since the 1960s.  See Note 12 — Credit Facility Agreements.

In the normal course of business, TVA contracts with other federal agencies for sales of electricity and other services.  Transactions with agencies of the federal government were as follows:

Related Party Transactions For the years ended, or at, September 30
	2016	2015	2014
Revenue from sales of electricity	$126	$130	$128
Other income	161	167	137
Expenditures
Operating expenses	216	227	267
Additions to property, plant, and equipment	32	37	19
Cash and cash equivalents	54	45	35
Accounts receivable, net	129	106	85
Accounts payable and accrued liabilities	77	98	146
Long-term power bonds, net	4	5	3
Return on Power Program Appropriation Investment	6	5	4
Return of Power Program Appropriation Investment	—	—	10

22. Unaudited Quarterly Financial Information

A summary of the unaudited quarterly results of operations for the years 2016 and 2015 follows.  This summary should be read in conjunction with the audited consolidated financial statements appearing herein.  Results for interim periods may fluctuate as a result of seasonal weather conditions, changes in rates, and other factors.

Unaudited Quarterly Financial Information
2016
	First	Second	Third	Fourth	Total
Operating revenues	$2,280	$2,571	$2,479	$3,286	$10,616
Operating expenses	2,052	1,982	1,913	2,343	8,290
Operating income	228	589	566	943	2,326
Net income (loss)	(37)	318	291	661	1,233

Unaudited Quarterly Financial Information
2015
	First	Second	Third	Fourth	Total
Operating revenues	$2,411	$2,863	$2,558	$3,171	$11,003
Operating expenses	2,047	2,087	2,252	2,402	8,788
Operating income	364	776	306	769	2,215
Net income (loss)	81	496	32	502	1,111

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited the accompanying consolidated balance sheets of Tennessee Valley Authority as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tennessee Valley Authority at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tennessee Valley Authority's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 14, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the effectiveness of TVA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2016.  Based on this evaluation, TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), concluded that TVA’s disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by TVA in reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by TVA in such reports is accumulated and communicated to TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

TVA’s management, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and members of the Disclosure Control Committee, including the Vice President and Controller (Principal Accounting Officer), evaluated the design and effectiveness of TVA’s internal control over financial reporting as of September 30, 2016, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, TVA’s management concluded that TVA’s internal control over financial reporting was effective as of September 30, 2016.

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

(b)Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in TVA’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, TVA’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Tennessee Valley Authority

We have audited Tennessee Valley Authority’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tennessee Valley Authority’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tennessee Valley Authority maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tennessee Valley Authority as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in proprietary capital, and cash flows for each of the three years in the period ended September 30, 2016, and our report dated November 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chattanooga, Tennessee
November 14, 2016

ITEM 9B.  OTHER INFORMATION

On November 10, 2016, the TVA Board of Directors approved adjustments to the compensation of Chief Executive Officer William D. Johnson for 2017. Mr. Johnson’s base salary will remain at $995,000, and his Executive Annual Incentive Plan ("EAIP") target opportunity will remain at 150 percent of his base salary. Mr. Johnson was awarded a performance grant ("LTP") of $2,427,800 under TVA’s Long-Term Incentive Plan ("LTIP") effective October 1, 2016, which will vest on September 30, 2019. Mr. Johnson was also awarded a retention grant ("LTR") of $606,950 under TVA’s LTIP effective October 1, 2016, which will vest in three equal increments on September 30, 2017, September 30, 2018, and September 30, 2019, subject to his being employed through such dates.

On November 10, 2016, Mr. Johnson approved compensation adjustments for the following Named Executive Officers for 2017:

•	No adjustments to Mr. Pardee’s compensation were made as he has communicated his intent to retire at the end of the calendar year.

•
The salary for Mr. Thomas will increase from $592,250 to $610,018. Additionally, Mr. Thomas was awarded a LTP grant of $750,000 effective October 1, 2016, which will vest on September 30, 2019. Mr. Thomas also received a LTR grant of $250,000 effective October 1, 2016, which will vest in three equal increments on September 30, 2017, September 30, 2018, and September 30, 2019, subject to his being employed through such dates.

•
The salary for Mr. Grimes will increase from $600,000 to $650,000. Additionally, Mr. Grimes was awarded a LTP grant of $750,000 effective October 1, 2016, which will vest on September 30, 2019. Mr. Grimes also received a LTR grant of $260,000 effective October 1, 2016, which will vest in three equal increments on September 30, 2017, September 30, 2018, and September 30, 2019, subject to his being employed through such dates.

•
The salary for Mr. Skaggs will increase from $471,700 to $495,285. Additionally, Mr. Skaggs was awarded a LTP grant of $750,000 effective October 1, 2016, which will vest on September 30, 2019. Mr. Skaggs also received a LTR grant of $250,000 effective October 1, 2016, which will vest in three equal increments on September 30, 2017, September 30, 2018, and September 30, 2019, subject to his being employed through such dates.

The salary adjustments described above became effective as of October 1, 2016. No adjustments were made to any other existing elements of compensation for these Named Executive Officers for 2017.

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

The TVA Board as of November 14, 2016, consisted of the following nine individuals with their ages and terms of office provided:

Directors	Age	Year Current Term Began	Year Term Expires
Joe H. Ritch, Chair	66	2013	2016	(1)
Marilyn A. Brown	67	2013	2017
V. Lynn Evans	63	2013	2017
Richard C. Howorth	65	2015	2020
C. Peter Mahurin	78	2013	2016	(1)
Michael R. McWherter	60	2013	2016	(1)
Virginia T. Lodge	66	2014	2019
Ronald A. Walter	67	2014	2019
Eric M. Satz	47	2015	2018
Note
(1) Although the terms of Chair Ritch, Director Mahurin, and Director McWherter expired in May 2016, each director is permitted under the TVA Act to remain in office until the earlier of the end of the current session of Congress or the date a successor takes office.

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

Ms. Evans of Memphis, Tennessee, joined the TVA Board in January 2013. She has been the owner of V. Lynn Evans, CPA, a certified public accounting and consulting firm in Memphis, Tennessee, since 1983. Ms. Evans was a board member of

Memphis Light, Gas and Water Division, a TVA local power company customer, from 2004 to January 2013, and served as Chair from January 2008 to December 2009. She has been a director of community-based First Alliance Bank in Memphis, Tennessee, since its inception in 1998, holding various positions, including Chair of the audit committee and loan committee member. Ms. Evans has also served in leadership positions in a number of community organizations, including as a board member of ArtsMemphis from 1995 to 2008, Community Foundation of Greater Memphis from 1995 to 2004 and from 2006 to present, the RISE Foundation from 1997 to 2007, and the Women's Foundation for a Greater Memphis from 1999 to 2001. Ms. Evans is a member of the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants (Memphis Chapter).

Mr. Howorth of Oxford, Mississippi, joined the TVA Board in July 2011 and began a second term on the TVA Board in December 2015. He is the owner of Square Books, an Oxford independent bookstore he founded in 1979.  Mr. Howorth served two terms as the mayor of Oxford, from 2001 to 2009, during which time he was chair of the authority overseeing the Oxford Electric Department.  From 2001 to 2009, he also served as a director and officer of the North Mississippi Industrial Development Association, an economic development consortium made up of power association directors and mayors of cities in 29 Mississippi counties in the TVA service area.

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

Ms. Lodge of Nashville, Tennessee, joined the TVA Board in December 2014. She has served as the CEO of FSI Inc., a fulfillment and supply chain company based in Nashville, Tennessee, since March 2012. She served as Commissioner of the Tennessee Department of Human Services from 2003 to 2011. From 2002 to 2003, she worked on Tennessee Governor Phil Bredesen’s campaign and transition team. Ms. Lodge was National Director of GoreCorps for the Gore for President Campaign in 2000 and served as Executive Director for Kids Voting of Middle Tennessee from 1994 to 1999.

Mr. Walter of Memphis, Tennessee, joined the TVA Board in December 2014. He is currently the President and General Manager of WREG-TV, a Memphis-based television station. Mr. Walter has been employed by WREG-TV since 1987, and assumed his current position in 2004. Mr. Walter was Vice President of Customer Relations for the Memphis Light, Gas and Water Division from 1982 to 1987. From 1980 to 1982, he served as Assistant to the President at Memphis Light, Gas and Water Division.

Mr. Satz of Nashville, Tennessee, joined the TVA Board in August 2015. He is a Managing Member of the Tennessee Community Ventures Fund, LLC ("TNCV"), a company he co-founded in 2009, and is Executive Chairman of one of the TNCV portfolio companies. From 2010 to 2014, he served as Investor, Advisor, and Vice President of Business Development for Panopto, Inc., a software company based in Seattle, Washington. Mr. Satz co-founded and was Chief Executive Officer of Plumgood Food, LLC from 2004 to 2008. Earlier in his career, Mr. Satz served in various investment banking roles, including as Vice President in the Technology Investment Banking Groups at Credit Suisse First Boston and Donaldson, Lufkin & Jenrette. In 1999, Mr. Satz co-founded Currenex, an online global foreign currency exchange company.

Executive Officers

TVA’s executive officers as of November 14, 2016, their titles, their ages, and the date their employment with TVA commenced are as follows:

Executive Officers	Title	Age	Employment Commenced
William D. Johnson	President and Chief Executive Officer	62	2013
Joseph P. Grimes, Jr.	Executive Vice President, Generation and Chief Nuclear Officer	60	2013
Charles G. Pardee	Executive Vice President and Chief Operating Officer	56	2013
Michael D. Skaggs	Executive Vice President, Operations	56	1994
Sherry A. Quirk	Executive Vice President and General Counsel	62	2015
John M. Thomas, III	Executive Vice President and Chief Financial Officer	52	2005
Van M. Wardlaw	Executive Vice President and Chief External Relations Officer	56	1982
Janet J. Brewer	Senior Vice President and Chief Communications and Marketing Officer	57	2012
Susan E. Collins	Senior Vice President and Chief Human Resource Officer	50	2014
Diane T. Wear	Vice President and Controller (Principal Accounting Officer)	48	2008

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

Mr. Grimes joined TVA in July 2013 as Executive Vice President and Chief Nuclear Officer, and he was named Executive Vice President, Generation, and Chief Nuclear Officer effective October 2016.  Before joining TVA, Mr. Grimes worked at Exelon Nuclear and held a variety of positions there, including Senior Vice President, Engineering and Technical Services, Exelon Nuclear Fleet (from 2011 to 2013), Senior Vice President, Mid-Atlantic Operations (from 2009 to 2011), and Site Vice President at Peach Bottom Nuclear Station (from 2007 to 2008). Mr. Grimes joined Exelon Nuclear in 1979.

Mr. Pardee joined TVA in April 2013 as Executive Vice President and Chief Generation Officer, and he was named Executive Vice President and Chief Operating Officer in September 2013. Mr. Pardee worked at Exelon Corporation, an energy company, and its subsidiaries from February 2000 to November 2012. He served as Chief Operating Officer, Exelon Generation from April 2010 to November 2012, as Chief Nuclear Officer, Exelon Nuclear from October 2007 to April 2010, as Chief Operating Officer, Exelon Nuclear from June 2005 to October 2007, as Senior Vice President, Nuclear Fleet Services from August 2003 to June 2005, as Senior Vice President, Mid-Atlantic Operations from January 2002 to August 2003, and as Site Vice President, LaSalle County Generation Station from February 2000 to January 2002. In August 2016, Mr. Pardee announced his intention to retire by the end of the calendar year.

Mr. Skaggs was named Executive Vice President, Operations effective October 2016. Since joining TVA in 1994 as Manager of Projects at Watts Bar Nuclear Plant, Mr. Skaggs has held several management positions, including Senior Vice President, Watts Bar Operations and Construction (September 2013 to October 2016), Senior Vice President, Nuclear Construction (February 2012 to September 2013), Senior Vice President of Nuclear Generation Development and Construction (October 2011 to February 2012), Site Vice President of Sequoyah Nuclear Plant (November 2010 to October 2011), Vice President of Nuclear Operations Support (December 2009 to November 2010), Site Vice President at Watts Bar Nuclear Plant (July 2005 to December 2009), and Site Vice President at Browns Ferry Nuclear Plant (July 2004 to July 2005).

Ms. Quirk has served as TVA’s Executive Vice President and General Counsel since February 2015. From October 2010 to February 2015, Ms. Quirk was an equity partner in the law firm of Schiff Hardin LLP, which specializes in federal energy regulation, legislation, and power supply transactions. Prior to joining Schiff Hardin, Ms. Quirk was a partner in the Energy Group of Sullivan & Worcester LLP, and a partner in the Energy Group of Verner, Liipfert, Bernhard, McPherson and Hand, specializing in federal energy regulation, legislation, power supply transactions, and state proceedings.

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

Ms. Brewer joined TVA in 2012 as Vice President of Communications, and she was named Senior Vice President and Chief Communications and Marketing Officer in May 2016. Before joining TVA, Ms. Brewer worked at NCR Corporation, a global technology company based in Duluth, Georgia, and held a number of positions there, including Vice President of Corporate Communications (from 2010 to 2012 and from 2006 to 2008), Vice President of Change Management and Communications for Continuous Improvement (from 2008 to 2010), and Director of Community Relations (from 2005 to 2006).

Ms. Collins joined TVA in May 2014 as Vice President of Human Resources, and she was named Senior Vice President and Chief Human Resources Officer in February 2016. Before joining TVA, Ms. Collins served as Senior Vice President of Human Resources for Constellation Energy Nuclear Group, LLC (from 2009 to 2014) and as Vice President of Human Resources for Constellation Energy (from 2008 to 2009).

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

Committees of the TVA Board

The TVA Board has an Audit, Risk, and Regulation Committee established in accordance with the TVA Act.  TVA’s Audit, Risk, and Regulation Committee consists of V. Lynn Evans, Richard Howorth, Virginia Lodge, and Joe Ritch.

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

The TVA Board has also established the following committees in addition to the Audit, Risk, and Regulation Committee:

•	Finance, Rates, and Portfolio Committee

•	External Relations Committee

•	People and Performance Committee

•	Nuclear Oversight Committee

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The purpose of the Compensation Discussion and Analysis is to describe TVA's compensation philosophy and the policies and decisions that guided compensation for TVA’s Named Executive Officers in 2016. The 2016 Named Executive Officers are as follows:

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

Detailed compensation information for these executives is contained in the Summary Compensation Table. In August 2016, Mr. Pardee announced his intent to retire at the end of the calendar year 2016. In addition, effective October 2016, Mr. Skaggs was named Executive Vice President, Operations, and Mr. Grimes was named Executive Vice President, Generation and Chief Nuclear Officer.

Executive Summary

2016 Compensation Plan Changes. Effective October 1, 2015, TVA adopted a new Long-Term Incentive Plan ("LTIP"). The LTIP combines and replaces both the Executive Long-Term Incentive Plan ("ELTIP"), which provides for performance-based awards, and the Long-Term Retention Incentive Plan ("LTRIP"), which provides for time-based retention awards. The purpose of the LTIP is to provide a cohesive total long-term compensation opportunity through the granting of (1) variable, at-risk long-term performance-based ("LTP") awards and (2) long-term retention ("LTR") awards. Performance awards granted under the ELTIP with respect to the three-year performance periods ended on September 30, 2016 and ending on September 30, 2017 will remain subject to their terms. Similarly, although no new grants will be made under the LTRIP after the effective date of the LTIP, certain existing retention awards under the LTRIP are scheduled to vest on December 31, 2016, and December 31, 2017, subject in each case to the participants being employed through such dates.

2016 At-Risk Compensation. Based on its annual performance and productivity, TVA rewards employees through its Winning Performance Team Incentive Plan ("WPTIP") and Executive Annual Incentive Plan ("EAIP"). In addition, certain executives in critical positions, including the Named Executive Officers, participate in long-term compensation plans (the ELTIP and LTIP). Similar to incentive programs at other utilities, awards under the WPTIP, EAIP, ELTIP, and the performance-based component of the LTIP are not part of base pay but are “at risk” requiring employees to reach or exceed specific performance targets in order for payments to be earned.

For 2016, adjusted scorecard results for the EAIP ranged from 97 percent to 105 percent of the target opportunity, and actual awards to TVA's Named Executive Officers ranged from 92 percent to 126 percent of the target opportunity. The following factors contributed to overall performance:

•	Improved rate competitiveness;

•	Held operating and maintenance ("O&M") expense flat;

•	Improved performance of TVA's coal-fired and gas-fired generation units; and

•	Helped to retain and attract over 72,100 jobs and over $8.3 billion in capital investment to the TVA service area.

In addition, for the three-year period ended September 30, 2016, awards to TVA’s Named Executive Officers under the ELTIP were 110 percent of the target opportunity primarily because of overall good performance and financial discipline. Throughout the 2014 - 2016 performance period, TVA accomplished the following objectives:

•	Eliminated $1.0 billion in annual expense over the performance period;

•	Improved reliability; and

•	Improved customer satisfaction and loyalty, stakeholder perception, and media tone.

2016 Compensation Adjustments. On November 20, 2015, the TVA Board approved adjustments to the compensation of CEO William Johnson for 2016. Mr. Johnson’s EAIP target increased from 110 percent of his base salary to 150 percent of his base salary. This increase in incentive opportunity was partially offset by the elimination of the $325,000 performance incentive award for which Mr. Johnson was eligible on an annual basis prior to 2016. In addition, Mr. Johnson received a $2,268,600 LTP grant which will vest on September 30, 2018 (subject to performance conditions) and a $567,150 LTR grant which vests in three equal increments on September 30, 2016, 2017, and 2018, subject to his being employed through such dates.

On November 20, 2015, Mr. Johnson approved compensation adjustments for the following Named Executive Officers for 2016:

•
The salary for Mr. Pardee increased from $645,000 to $664,350. Additionally, Mr. Pardee was awarded a LTP grant of $835,000 effective October 1, 2015, which will vest on September 30, 2018, provided certain performance targets are achieved and he is still employed on this date. Mr. Pardee also received a LTR grant of $200,000 effective October 1, 2015, which will vest in three equal increments on September 30, 2016, 2017, and 2018, subject to his being employed through such dates.

•
The salary for Mr. Thomas increased from $575,000 to $592,250. Additionally, Mr. Thomas was awarded a LTP grant of $715,000 effective October 1, 2015, which will vest on September 30, 2018, provided certain performance targets are achieved and he is still employed on this date. Mr. Thomas also received a LTR grant of $200,000 effective October 1, 2015, which will vest in three equal increments on September 30, 2016, 2017, and 2018, subject to his being employed through such dates.

•
The salary for Mr. Grimes increased from $555,000 to $600,000. Additionally, Mr. Grimes was awarded a LTP grant of $750,000 effective October 1, 2015, which will vest on September 30, 2018, provided certain performance targets are achieved and he is still employed on this date. Mr. Grimes also received a LTR grant of $260,000 effective October 1, 2015, which will vest in three equal increments on September 30, 2016, 2017, and 2018, subject to his being employed through such dates.

•
The salary for Mr. Skaggs increased from $445,000 to $471,700. Additionally, Mr. Skaggs was awarded a LTP grant of $600,000 effective October 1, 2015, which will vest on September 30, 2018, provided certain performance targets are achieved and he is still employed on this date. Mr. Skaggs also received a LTR grant of $150,000 effective October 1, 2015, which will vest in three equal increments on September 30, 2016, 2017, and 2018, subject to his being employed through such dates.

The compensation adjustments described above became effective for the Named Executive Officers as of October 1, 2015. No adjustments were made to any other existing elements of compensation for the Named Executive Officers for 2016.

Philosophy

TVA aims to achieve its mission by attracting, retaining, and motivating highly qualified and committed executives to guide the organization’s strategy and performance. TVA follows a compensation plan ("Compensation Plan") as adopted by the TVA Board in accordance with guidance of the TVA Act. The Compensation Plan is designed to:

•
Provide market-based, competitive compensation levels so TVA can attract, retain, and motivate highly competent employees. Total direct compensation generally targets the 50th percentile of the relevant labor market, although some positions are targeted up to the 75th percentile based on labor market scarcity and other issues.

•
Reward employees for performance. A substantial portion of executive pay, including pay for the Named Executive Officers, is tied to performance improvement. As illustrated in the charts below, at least half of each Named Executive Officer’s direct compensation opportunity is delivered through performance-based incentive programs.

70 % of CEO Compensation Is At Risk	55 % of NEO* Compensation Is At Risk
* Named Executive Officers, excluding CEO

•	Align the organization’s short- and long-term goals and objectives with compensation opportunity by providing a mix of salary and performance-based short and long-term incentives.

•	Align performance and productivity improvement at all levels by setting consistent performance goals and objectives for all levels of the organization.

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

•
On the recommendation of the CEO, the TVA Board will approve the salaries of employees whose salaries would be in excess of Level IV of the Executive Schedule of the United States Government ($160,300 in 2016); and

•	The CEO will determine the salary and benefits of employees whose annual salary is not greater than Level IV of the Executive Schedule ($160,300 in 2016).

Under the authority of the TVA Act, the TVA Board, its People and Performance Committee (the “Committee”), and individual TVA Board members are involved in compensation matters. The TVA Board has delegated to the CEO the authority to approve, or delegate to others the authority to approve, all personnel and compensation actions for which the TVA Board is responsible but has not reserved for itself. The TVA Board has taken additional action to delegate authority with respect to executive compensation, as follows:

•
The TVA Board has authorized the CEO to set or adjust compensation for present or future direct reports within compensation ranges of 80 percent to 110 percent of the targeted total direct compensation for comparable positions, as well as to approve the parameters under which such executives may participate in certain supplemental benefit plans such as TVA’s Supplemental Executive Retirement Plan ("SERP"), provided that the CEO may not finally set or adjust such compensation until the TVA Board members have been notified of the proposed compensation and given the opportunity to ask the Committee, or the full TVA Board, to review the proposed compensation before it becomes effective.

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

TVA Board Committee Oversight

The Committee was responsible for oversight of executive compensation pursuant to the Compensation Plan, review of this Compensation Discussion and Analysis, and review of performance goal achievement for 2016. As delegated by the TVA Board, the Committee also (1) reviewed proposed CEO actions to set or adjust compensation for his direct reports, (2) consulted with the Chair of the TVA Board about the Chair's proposed evaluation and rating of the CEO’s performance during the year and about the proposed payout to the CEO under the EAIP, and (3) consulted with the CEO on the proposed individual performance goals and evaluation and performance ratings for the CEO's direct reports for the year. The Committee used the independent consulting firm Frederic W. Cook & Co., Inc. (“Frederic W. Cook”) in 2016 to help evaluate competitive compensation. The Committee assessed certain independence factors and determined the firm’s work raised no potential conflict of interest.

Assessment of Risk

TVA’s Enterprise Risk Management Organization, in coordination with other members of TVA’s management, including Human Resources and Compensation and Benefits, conducts an annual assessment of enterprise level risks that considers risks arising from TVA's compensation policies and practices, in order to identify any risks that are reasonably likely to have a material adverse effect on the organization and its achievement of its strategic goals and objectives.

Based on the results of this assessment, no risks were identified with the compensation policies and practices that are reasonably likely to have a material adverse effect on TVA’s achievement of its strategic goals and objectives.

Use of Market Data and Benchmarking

TVA generally targets total direct compensation for executives at a competitive level based on the relevant labor market. After compiling market compensation for the positions at the beginning of 2016, the Committee, with assistance from Frederic W. Cook, used the information to:

•	Test target compensation level and incentive opportunity competitiveness; and

•	Determine appropriate target compensation levels and incentive opportunities to maintain the desired degree of market competitiveness.

The relevant labor market for most of TVA's executives, including the Named Executive Officers, consisted of both private and publicly-owned companies in the energy services industry of similar revenue and scope to TVA. TVA's peer group is reviewed by the Board on an annual basis. For the survey-based analysis, TVA used the 2015 Towers Watson Energy Services Executive Compensation Database to look at the following energy-services companies with annual revenues greater than $6.0 billion:

AES Corp.	DTE Energy Co.	NRG Energy, Inc.
American Electric Power Co., Inc.	Duke Energy Corp.	Pacific Gas and Electric Co.
Calpine Corp.	Edison International	PPL Corp.
CenterPoint Energy, Inc.	Entergy Corp.	Public Service Enterprise Group Inc.
CMS Energy Corp.	Exelon Corp.	Sempra Energy
Consolidated Edison, Inc.	FirstEnergy Corp.	Southern Company
Dominion Resources, Inc.	NextEra Energy, Inc.	Xcel Energy Inc.
 For the analysis of proxy statements and annual reports on Form 10-K, TVA looked at all companies in the peer group above, as well as three additional companies in the energy services industry, as recommended by Frederic W. Cook. Ameren Corporation, Eversource Energy, and NiSource, Inc., were considered in the analysis because they are energy services firms with annual revenue between approximately one-half and two times TVA's revenue, but they did not participate in the 2015 Towers Watson Energy Services Executive Compensation Survey.

The following government entities that participated in the 2015 Towers Watson Energy Services Executive Compensation Survey were also considered by the Committee on the basis of industry similarity: Colorado Springs Utilities; Energy Northwest; JEA; New York Power Authority; Omaha Public Power District; and Salt River Project. Each of these government entities has annual revenue of less than $3.0 billion.

Executive Compensation Program Components

The primary compensation program components for 2016 for the Named Executive Officers are summarized in the diagram below and are briefly described in the table and the narrative that follow the diagram.

Primary Compensation Program Components for Named Executive Officers in 2016
Compensation Component	Objective	Key Features
Annual Salary	Provides fixed base level of compensation to executives to encourage hiring and retention of qualified individuals
- Annual salary is targeted at the median (50th percentile) for similar positions at other companies in TVA’s peer group or above the median (50th to 75th percentile) for positions affected by market scarcity, recruitment and retention issues, and other business reasons.

- Typically reviewed annually to consider changes in benchmark salaries and/or exceptional individual merit performances.

Executive Annual Incentive Plan ("EAIP")	Incentivizes performance by providing at-risk compensation tied to attainment of pre-established performance goals for the fiscal year
- Annual incentive payouts are based on the results of established goals of each strategic business unit scorecard, as determined from year to year by the TVA Board or the CEO, as applicable. Annual incentive payouts may be impacted by a corporate multiplier or adjusted by the TVA Board or CEO, as applicable, based on the evaluation of performance during the year.
- Target annual incentive opportunities increase with position and responsibility and are based on the opportunities other companies in TVA’s peer group provide to those in similar positions.
- Typically reviewed annually to consider changes in benchmark annual incentives.

Long-Term Incentive Plan (“LTIP”)	Incentivizes performance and retention by providing performance-based and retention-based grants that are tied to a vesting schedule
- Participation is limited to key positions that have the ability to significantly impact the long-term financial and/or operational objectives critical to TVA's overall success.

- Long-Term Performance (“LTP”) awards are granted annually with a three-year vesting cycle. Awards are variable at-risk opportunities based on achieved level of performance (i.e., scorecard results for the three-year performance period).

- Long-Term Retention (“LTR”) awards may be granted annually and will vest and pay out in three equal increments annually over three years, subject to the participant being employed through such dates.

- Effective October 1, 2015, this plan replaced TVA’s Executive Long-Term Incentive Plan (“ELTIP”) and Long-Term Retention Incentive Plan (“LTRIP”).

Pension Plans (Qualified Plans and Supplemental Executive Retirement Plan)
Provides compensation beginning with retirement or termination of employment (if vesting requirements are satisfied) with enhanced compensation for certain executives to provide an additional incentive for hiring and retention of qualified individuals

- Broad-based plans available to full-time employees of TVA that are qualified under Internal Revenue Service ("IRS") rules and are similar to the qualified plans provided by other companies in TVA's peer group.

- Certain executives in critical positions also participate in a non-qualified pension plan that provides supplemental pension benefits at compensation levels that are higher than the limits specified by IRS regulations for qualified pension plans. These supplemental benefits are comparable to those provided by other companies in TVA's peer group.

Executive Long-Term Incentive Plan ("ELTIP")(1)	Incentivizes performance by providing at-risk compensation tied to attainment of pre-established performance goals for a performance cycle, typically three years
- Participation includes executives and select managers in critical positions who make decisions that significantly influence developing and attaining TVA’s long-term strategic objectives.

- Long-term incentive payouts are based on achievement of performance goals established for a specific, three-year performance cycle and may be adjusted by the TVA Board, based on the evaluation of performance during the cycle.
- Long-term incentive opportunities are reviewed annually for the next three-year performance cycle to consider changes made in long-term incentives by companies in TVA’s peer group.
- Effective October 1, 2015, this plan was replaced by TVA’s Long-Term Incentive Plan, but will continue to pay out through 2017, subject to the attainment of goals.

Long-Term Retention Incentive Plan ("LTRIP")(1)	Incentivizes retention by providing a fixed award at the end of a set period of time, typically three years, if the executive remains employed at the end of the period
- Awarded to provide retention incentives to executives similar to those provided by restricted stock or restricted stock units in publicly-traded companies.

- Grants will vest after a specified period of time, usually no longer than three years.

- Effective October 1, 2015, this plan was replaced by TVA’s Long-Term Incentive Plan, but will continue to pay out into 2018.

Long-Term Deferred Compensation Plan ("LTDCP")(1)	Incentivizes retention by providing a fixed award at the end of a set period of time, typically three to five years, if the executive remains employed at the end of the period
- Awarded to provide retention incentives to executives similar to those provided by restricted stock or restricted stock units in publicly traded companies.

- Executives generally must remain at TVA for the entire length of the agreement to receive compensation credits.

- Long-term deferred compensation has largely been replaced by other long-term compensation programs, but the plan is still available for use.

Note
(1) These plans are being phased out.

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

    The salaries of the Named Executive Officers for 2016 and 2015 were as follows:

Executive	2016(1)	2015	% change
Mr. Johnson	$995,000	$995,000	0.0%
Mr. Pardee	664,350	645,000	3.0%
Mr. Thomas	592,250	575,000	3.0%
Mr. Grimes	600,000	555,000	8.1%
Mr. Skaggs	471,700	445,000	6.0%
Note (1) All 2016 salary changes were effective on October 1, 2015.

Annual Incentive Compensation. All executives, including the Named Executive Officers, participate in the EAIP. The EAIP is designed to encourage and reward executives for successfully achieving annual financial and operational goals. For 2016, an executive's annual incentive payment under the EAIP was calculated as follows:

EAIP Amount	=	Annual Salary	X	Annual Target Incentive Opportunity	X	Percent of Opportunity Achieved (0% to 150%)	X	Corporate Multiplier (0 to 1.00)	X	Individual Performance Multiplier (0% to 125%)

Each component of this calculation is discussed below (except for annual salary, which is discussed above).

Annual Target Incentive Opportunity. Annual incentive opportunities for participants in the EAIP generally increase with position and responsibility. For 2016, the TVA Board set Mr. Johnson's target EAIP award opportunity at 150 percent of salary. See Considerations Specific to Mr. Johnson. In October 2015, Mr. Johnson evaluated the appropriateness of the EAIP award opportunities for the other Named Executive Officers and made no changes as the opportunities were competitive with regard to the market. Accordingly, target EAIP award opportunities of the Named Executive Officers for 2016 were as follows:

Named Executive Officers	Target Annual Incentive Opportunity(1)
Mr. Johnson	150%
Mr. Pardee	80%
Mr. Thomas	80%
Mr. Grimes	80%
Mr. Skaggs	70%
Note (1) Represents a percent of each Named Executive Officer’s salary.

Percent of Opportunity Achieved. The TVA Board and CEO worked together to establish six different organizational scorecards for the 2016 EAIP (TVA Corporate, Nuclear Operations, Power Operations, Projects, Transmission, and Safety, River Management & Environment). These scorecards were also used to determine annual incentive payouts for all non-executive TVA employees who participated in TVA's 2016 Winning Performance Team Incentive Plan ("WPTIP"). The EAIP payouts for the Named Executive Officers were based on different scorecards. Mr. Johnson and Mr. Thomas were assigned to the TVA Corporate Scorecard, Mr. Grimes was assigned to the Nuclear Operations Scorecard, and Mr. Pardee’s EAIP was derived by taking an average of the Nuclear Operations Scorecard, Power Operations Scorecard, Projects Scorecard, Transmission Scorecard, and Safety, River Management, & Environment Scorecard.

Once scorecard results were calculated, the CEO, after consulting with the TVA Board, made adjustments to the scorecard results for all EAIP participants other than himself and narrowed the range to reflect business units' collaborative efforts to achieve TVA's strategic priorities and business goals. The adjustment emphasizes shared performance and overall combined effort on a successful year. The Chair of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, then made identical adjustments to the CEO's scorecard results.

The goals and associated weightings for these scorecards and the adjusted results achieved are outlined below:

TVA 2016 Organization Scorecards

TVA Corporate Scorecard

TVA Nuclear Operations Scorecard

TVA Power Operations Scorecard
TVA Projects Scorecard

TVA Transmission Scorecard

TVA Safety, River Management & Environment Scorecard
Notes
(1) Nuclear Unit Capability Factor ("UCF") is the ratio of available energy generation over a given period of time to the reference energy generation over the same time period.
(2) Coal Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for the months of December to March and June to September and includes all coal-fired plants.
(3) Combined Cycle Seasonal Equivalent Forced Outage Rate measures the generation lost because of forced events as a percentage of time a unit would have been scheduled to run. This indicator is for the months of December to March and June to September and includes Caledonia, John Sevier, Lagoon Creek, Magnolia, and Southaven Combined Cycle Plants.
(4) Load Not Served (“LNS”) is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms). Value is expressed in system minutes and is the average of the three years within the ELTIP performance cycle.
(5) A Reportable Environmental Event ("REE") is an environmental event at a TVA facility or elsewhere caused by TVA or TVA contractors that violates permit conditions or other regulatory requirements, and triggers regulatory required oral or written notification to or enforcement action by a regulatory agency. Multiple parameters or multiple media/regulatory violations that result from the same root cause/event are counted as one REE. However, repeat occurrences count as separate REEs if they occur in a different reporting period.
(6) Corporate Total Spending is defined as Non-Fuel Operating & Maintenance ("O&M") expense plus capital expense for corporate organizations plus Non-Fuel Inventory.
(7) Operations Total Spending includes Non-Fuel O&M expense plus total capital expense plus Non-Fuel Inventory for the Operations organizations.
(8) Nuclear Operations Equipment Reliability Index consists of leading and lagging indicators of nuclear equipment reliability measuring operational performance, safety system performance, maintenance and work management, and planning/monitoring.
(9) Projects Milestones are defined for projects considered critical to achieving the TVA mission (capacity expansion, major regulatory projects, major maintenance, and coal combustion residuals projects).

Corporate Multiplier. The TVA Board approved the use of a corporate multiplier for the WPTIP and EAIP Plans. The corporate multiplier ranges between 0 and 1.0 and can be used only for purposes of reducing the amount of the award. For 2016, the TVA Board considered the following factors in determining that the corporate multiplier should be 1.0:

•	Safety performance better than top decile;

•	Strong financial performance driven by O&M efficiency; and

•	Strong economic development performance.

Notes
(1) Recordable Incident Rate is defined as the number of recordable injuries (as defined by TVA’s safety program) per 200,000 employee-hours worked by TVA employees and staff augmentation contractors (excluding hearing events).
(2) Total Financing Obligations and Liabilities is calculated by subtracting contributions to unfunded liabilities from the sum of (1) long-term debt (including unamortized premiums/discounts), (2) short-term debt, net, (3) leaseback obligations, (4) energy prepayment obligations, and (5) variable interest entities.
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
(6) Board Level Significant Events include items deemed materially significant to the TVA Board and that affect TVA’s reputation with its customers and its stakeholders, the organizational health of the workforce, or TVA’s impact on the public at large.

TVA Scorecard Assignment & Results (% of Opportunity Achieved)
Named Executive Officer	Scorecard	Adjusted Overall Percent of Opportunity Achieved	Corporate Multiplier	Adjusted Scorecard Results After Application of Corporate Multiplier
William D. Johnson	TVA Corporate	105%	1.0	105%
John M. Thomas, III

Charles G. Pardee	Average of 5 Operations Scorecards	100%	1.0	100%

Joseph P. Grimes, Jr.	Nuclear Operations	97%	1.0	97%
Michael D. Skaggs
Individual Performance Multiplier. The 2016 EAIP maintained the CEO's discretion to adjust individual incentive awards based on subjective assessments of individual performance during 2016. Once all other preliminary 2016 EAIP payouts were calculated and the corporate multiplier was applied, Mr. Johnson, as CEO, evaluated each Named Executive Officer’s performance (except his own) to determine whether any upward or downward adjustment should be made to the final annual incentive award of the participants.

•
Mr. Johnson, in consultation with the Committee and with input from individual members of the TVA Board, evaluated the performance of Mr. Pardee during 2016. Mr. Johnson, with input from individual members of the TVA Board, determined that the award for Mr. Pardee would be adjusted downward by five percent because of mixed safety performance (while there was improvement in the broad-based worker safety performance, TVA experienced two fatalities in 2016) and overall nuclear performance and regulatory issues.

•
Mr. Johnson, in consultation with the Committee and with input from individual members of the TVA Board, evaluated the performance of Mr. Thomas during 2016. Mr. Johnson, with input from individual members of the TVA Board, determined that the award for Mr. Thomas should be adjusted upward by 20 percent based on his strong strategic planning and direction setting and his role in TVA’s outstanding financial performance, including record net income and exceeding O&M objectives and reducing TFO obligations.

•
Mr. Johnson and Mr. Pardee, TVA’s Executive Vice President and Chief Operating Officer (to whom Mr. Grimes reported), evaluated Mr. Grimes’s performance during 2016. Based on this review, Mr. Johnson determined that Mr. Grimes’s award should be adjusted downward by five percent based on overall nuclear performance, including unit capability and Institute of Nuclear Power Operations Index impacts within the nuclear fleet and regulatory issues.

•
Mr. Johnson and Mr. Pardee evaluated Mr. Skaggs’s performance during 2016. Based on this review, Mr. Johnson determined that Mr. Skaggs’s award should be adjusted upward by 10 percent based on strong Watts Bar Unit 2 construction performance, and then also adjusted downward by five percent to reflect the impact of nuclear performance and regulatory issues.

In addition, the Chair of the TVA Board, in consultation with the Committee and with input from individual members of the TVA Board, evaluated Mr. Johnson’s performance as CEO during 2016 to determine whether any adjustment should be made to his incentive award under the EAIP. Based on this review, the Chair of the TVA Board decided that Mr. Johnson’s final annual incentive award should be increased by 15 percent based on TVA’s 2016 performance, including record financial results, improvement in broad-based worker safety performance, significant progress on rates and O&M spending, improvement in customer loyalty and stakeholder relationships, economic development, and investment in the Tennessee Valley, and development of a 20-year plan for funding the qualified pension plan. The percent of the adjustment, however, acknowledges that there were some issues this year and reflects a similar reduction as applied to some members of his management team.

EAIP Payouts. As a result of the above process, the Named Executive Officers were awarded the following EAIP payouts for 2016 in comparison to the 2016 target payouts:

2016 EAIP Payouts
Named Executive Officers	Salary	Target EAIP Incentive Opportunity (% of Salary)	Target EAIP Payout	Adjusted Scorecard Results After Application of Corporate Multiplier	Individual Performance Multiplier	Actual EAIP Payment
William D. Johnson	$995,000	150%	$1,492,500	105%	115%	$1,802,194
Charles G. Pardee	664,350	80%	531,480	100%	95%	504,906
John M. Thomas, III	592,250	80%	473,800	105%	120%	596,988
Joseph P. Grimes, Jr.	600,000	80%	480,000	97%	95%	442,320
Michael D. Skaggs	471,700	70%	330,190	97%	105%	336,299

Awards to the Named Executive Officers under the EAIP for 2016 are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Long-Term Incentive Compensation. In addition to the EAIP, certain executives in critical positions, including the Named Executive Officers, participate in the company's long-term compensation plans. These individuals make decisions that significantly influence the development and execution of TVA's long-term strategic objectives. As such, the long-term compensation plans are designed to reward executives for helping TVA improve in areas directly related to TVA's long-term success by:

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

•
Targeting award opportunities for each performance cycle at levels that approximate median levels of competitiveness with TVA's peer group and incorporating the Committee's policy that (i) approximately 70 to 80 percent of each executive's total long-term incentive opportunity be performance-based (under the ELTIP and performance-based awards under the LTIP) and (ii) approximately 20 to 30 percent of each executive's total long-term incentive opportunity be retention oriented under the Long-Term Deferred Compensation Plan ("LTDCP"), the Long-Term Retention Incentive Plan ("LTRIP"), or retention awards under the LTIP as described below under the heading "Long-Term Retention Arrangements."

LTIP. TVA approved a new long-term compensation plan effective October 1, 2015, TVA’s Long-Term Incentive Plan ("LTIP"). The LTIP combines and replaces the ELTIP and LTRIP as it provides for both performance and retention-based awards. The purpose of the plan is to provide a targeted level of total long-term compensation through the grant of (1) variable, at risk performance-based awards and (2) retention/service-based awards. Participants may receive both types of awards. For participants who have been granted both types of awards, the retention awards will typically be targeted at 20 percent to 30 percent of each participant’s total targeted long-term compensation. The remaining 70 percent to 80 percent of long-term compensation will be in the form of performance-based awards.

Effective October 1, 2015, TVA granted the following LTP awards:

Named Executive Officers	LTP/Long-Term Performance Grant*
Mr. Johnson	$2,268,600
Mr. Pardee	$835,000
Mr. Thomas	$715,000
Mr. Grimes	$750,000
Mr. Skaggs	$600,000
* All awards vest September 30, 2018, and the actual amount the executives receive upon payout may vary based on organizational performance under the LTIP.

LTP awards will be included in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table in the year in which they vest. See “Long-Term Retention Arrangements - LTIP” below for a discussion of the LTR awards that TVA granted under the LTIP effective October 1, 2015.

ELTIP. Although TVA’s LTIP replaces the ELTIP, the ELTIP has outstanding in-cycle awards (2014-2016 and 2015-2017) that may still pay out awards depending on achievement of previously established performance objectives. Under the ELTIP, an executive's incentive payment is calculated as follows:

ELTIP Payout	=	Salary	X	Target ELTIP Incentive Opportunity	X	Percent of Opportunity Achieved

For 2016, the target ELTIP incentive opportunity for each of the Named Executive Officers was as follows.

Named Executive Officers	Target Long-Term Incentive Opportunity*
Mr. Johnson	175%
Mr. Pardee	125%
Mr. Thomas	120%
Mr. Grimes	110%
Mr. Skaggs	90%
* Represents a percent of each Named Executive Officer’s salary.

In November 2015, the TVA Board reviewed the market competitiveness of Mr. Johnson’s ELTIP opportunity and determined that no changes were necessary. See Considerations Specific to Mr. Johnson. Mr. Johnson evaluated the appropriateness of the ELTIP award opportunities for Mr. Pardee, Mr. Thomas, Mr. Grimes, and Mr. Skaggs and made no changes as the opportunities were competitive with regard to the market.

2014 - 2016 Performance Cycle

For the three-year cycle ended September 30, 2016, the TVA Board approved three overall long-term incentive measures of TVA performance to be applied to all participants in the ELTIP:

•	Wholesale Rate Excluding Fuel;

•	Load Not Served (the product of the percentage of total load-not-served multiplied by the number of minutes in the period); and

•	External Measures (including external nuclear performance indicators, stakeholder survey, media tone, and customer loyalty).

The Wholesale Rate Excluding Fuel performance measure reflects TVA's annual non-fuel electric revenues divided by TVA's annual power sales. These targets are based upon TVA's revenue requirements and sales projections with the ultimate goal of keeping customer rates as low as feasible, with a threshold goal of 4.74, a target goal of 4.65, and a stretch goal of 4.56.

TVA obtained wholesale rate data (Electric Sales Revenue excluding Fuel/Electric Power Sales) for the ELTIP Rates Comparison Group from the U.S. Energy Information Administration’s EIA-826 Monthly Electric Utility Database.

The Load Not Served performance measure was calculated as a percentage of total load not served multiplied by the number of minutes in the period (with the value expressed in system minutes and excluding events during declared major storms) during the three-year cycle ended September 30, 2016, with a threshold goal of 7.9 (99.999 percent reliability), a target goal of 7.2 (75th percentile), and a stretch goal of 4.0 (90th percentile). Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA’s system remains energized.

The External Measures represent TVA's performance in areas including external nuclear performance indicators, stakeholder survey, media tone, customer loyalty, and Board level significant events. The nuclear performance target was based on incremental improvements leading to median performance in 2016 (threshold), mid second-quartile performance in 2016 (target), and top-quartile performance in 2016 (maximum). Targets for the other External Measures are based on making incremental improvements in external perceptions of TVA's performance and brand.

The following table shows the performance goals and weighting and percent of opportunity achieved for the ELTIP for the three-year cycle ended September 30, 2016:
As a part of the ELTIP, the TVA Board reserves discretion to review results and peer group comparisons and to approve adjustments in payouts, if appropriate.  The TVA Board adjusted the payout for 2016 from 104.3 percent to 110 percent to reflect achievement of the following objectives:

•	Eliminated $1.0 billion in annual expense over the performance period;

•	Improved reliability; and

•	Improved customer satisfaction and loyalty, stakeholder perception, and media tone.

As a result, the Named Executive Officers were awarded the following ELTIP payouts for the 2014 - 2016 performance cycle in comparison to the 2014 - 2016 performance cycle target payouts:

2014 - 2016 Performance Cycle ELTIP Payouts
Named Executive Officers	Salary	Target ELTIP Incentive Opportunity	Target ELTIP Payout	Adjusted Percent of Opportunity Achieved	ELTIP Payout
William D. Johnson	$995,000	175%	$1,741,250	110%	$1,915,375
Charles G. Pardee	664,350	125%	830,438	110%	913,482
John M. Thomas, III	592,250	120%	710,700	110%	781,770
Joseph P. Grimes, Jr.	600,000	110%	660,000	110%	726,000
Michael D. Skaggs	471,700	90%	424,530	110%	466,983

Awards to the Named Executive Officers under the ELTIP for the performance cycle that ended September 30, 2016, are reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

2015 - 2017 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the ELTIP for the three-year cycle ending September 30, 2017 (awards to be paid in November 2017):

Performance Measure	Weight	Threshold (50%)	Target (100%)	Stretch (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target + 2%	FY 2014 Business Plan for FY 2015 and FY 2016 Rates FY 2015 Business Plan for FY 2017 Rate	Target - 2%
Load Not Served(2)	30%	(99.999% reliability or better)	Top quartile	Better than top quartile
External Measures(3)	30%	79.6	87.5	94.7

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2015-2017 ELTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using an average of the 2015, 2016, and 2017 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms). Value is expressed in system minutes and is the average of the three years within the ELTIP performance cycle. Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA’s system remains energized. For the 2015-2017 ELTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2015, 2016, and 2017 results.
(3)  For the 2015-2017 ELTIP performance cycle, the External Measures metric will be calculated using an average of the 2015, 2016, and 2017 results, except for the external performance indicators for the TVA nuclear fleet, which will be based only on 2017 results. On August 25, 2016, the TVA Board revised (1) the method for calculating the external performance indicators for the TVA nuclear fleet measure and (2) the goals related to this measure. The changes were adopted because the external party that rates the performance of TVA’s nuclear fleet revised the industry standard metric for its rating index and provided new guidance on reporting requirements related to the addition of Watts Bar Unit 2 into TVA’s nuclear fleet.

2016 - 2018 Performance Cycle

The TVA Board approved the following overall measures of TVA performance for all participants in the LTIP for the three-year cycle ending September 30, 2018 (awards to be paid in November 2018):

Performance Measure	Weight	Threshold (50%)	Target (100%)	Stretch (150%)
Wholesale Rate Excluding Fuel(1)	40%	Target + 2%	FY 2014 Business Plan for FY 2016 Rate FY 2015 Business Plan for FY 2017 Rate FY 2016 Business Plan for FY 2018 Rate	Target - 2%
Load Not Served(2)	30%	(99.999% reliability or better)	Top quartile	Better than top quartile
External Measures(3)	30%	80.0	88.0	95.5

Notes
(1)  The Wholesale Rate Excluding Fuel measure represents TVA's electric sales revenue excluding fuel divided by electric power sales. For the 2016-2018 LTIP performance cycle, the Wholesale Rate Excluding Fuel measure will be calculated using an average of the 2016, 2017, and 2018 results.
(2)  Load Not Served is equal to the product of (i) the percentage of total load not served and (ii) the number of minutes in the period (excluding events during declared major storms). Value is expressed in system minutes and is the average of the three years within the LTIP performance cycle. Load Not Served events caused by TVA on a distributor system will also count as a TVA event even if TVA’s system remains energized. For the 2016-2018 LTIP performance cycle, the Load Not Served measure will be calculated using an average of the 2016, 2017, and 2018 results.
(3)  For the 2016-2018 LTIP performance cycle, the External Measures metric will be calculated using an average of the 2016, 2017, and 2018 results, except for the external performance indicators for the TVA nuclear fleet, which will be based only on 2018 results. On August 25, 2016, the TVA Board revised (1) the method for calculating the external performance indicators for the TVA nuclear fleet measure and (2) the goals related to this measure. The changes were adopted because the external party that rates the performance of TVA’s nuclear fleet revised the industry standard metric for its rating index and provided new guidance on reporting requirements related to the addition of Watts Bar Unit 2 into TVA’s nuclear fleet.

Long-Term Retention Arrangements. As a corporate agency of the United States, TVA does not have equity securities that provide stock awards, options, or other equity-based awards as compensation for its employees. To help retain leaders, TVA enters into long-term retention arrangements with certain executives, including the Named Executive Officers. In recent years, these arrangements were administered under either the LTDCP or the LTRIP. As discussed above, however, effective October 1, 2015, TVA adopted the LTIP, which provides for retention awards in addition to performance-based awards and replaces the LTRIP. The purpose of the LTDCP, LTRIP, and retention awards under the LTIP are to provide a retention incentive similar to restricted stock or restricted stock units. The arrangements are intended to encourage executives to remain with TVA and to provide, in combination with salary, EAIP and ELTIP incentive awards/LTP grants, a competitive level of total direct compensation. Awards under the arrangements are designed to constitute approximately 20 to 30 percent of each Named Executive Officer's total long-term compensation.

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

Credits provided to the Named Executive Officers under LTDCP agreements in 2016 are reported in the “All Other Compensation” column in the Summary Compensation Table. These credits are also reported in the “Registrant Contributions in 2016” column in the Nonqualified Deferred Compensation Table, since the credits were placed in deferred compensation accounts in the Named Executive Officers' names.

LTRIP. Under the LTRIP, awards are granted to participants, and each award represents the right of a participant to receive a lump sum cash payment. On the grant date, the award sets forth a specified date on which the award will become fully vested. The period from the grant date to the vesting date will typically be three years, although it may be as short as two years. Each award will be paid in a lump sum as soon as practical after the vesting date, and no interest will accrue on the award during the vesting period. Although the LTIP replaced the LTRIP, awards previously granted under the LTRIP are scheduled to vest through December 31, 2017.

LTIP. The LTIP is also designed to provide officers and other participants with time-based incentive opportunities designed to encourage them to remain with TVA over an extended period of time. Retention awards granted under the LTIP have a prorated vesting period covering three years. Awards are generally granted on October 1 and will become one-third vested on each subsequent September 30, provided the participant remains employed through that date. Each award will be paid in a lump sum within two months of vesting.

Following the market assessment conducted by Frederic W. Cook, effective October 1, 2015, TVA granted the following retention-based awards under the LTIP in order to maintain competive long-term compensation:

Named Executive Officers	LTR/Long-Term Retention Grant*
Mr. Johnson	$567,150
Mr. Pardee	$200,000
Mr. Thomas	$200,000
Mr. Grimes	$260,000
Mr. Skaggs	$150,000
* All awards vest 1/3 September 30, 2016, 1/3 September 30, 2017, and 1/3 September 30, 2018, subject to the participant being employed through each such date.

The portion of the LTR grants that vested in 2016 are reported in the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

Considerations Specific to Mr. Johnson. At the beginning of 2016, the Committee, in consultation with its independent executive compensation consultant, Frederic W. Cook, evaluated Mr. Johnson’s overall performance and compensation opportunity relative to TVA’s peer group to determine whether to recommend adjustments to Mr. Johnson’s compensation to the TVA Board for 2016. After a thorough review, including the consideration of CEO median compensation data, the Committee recommended that the TVA Board approve compensation and incentive opportunity changes for Mr. Johnson for 2016. The 2016 compensation package for Mr. Johnson consisted of the following components: annual salary of $995,000, a target EAIP incentive opportunity of 150 percent of salary, a target ELTIP incentive opportunity of 175 percent of salary, a LTP grant of $2,268,600, and a LTR grant of $567,150. The ELTIP target opportunity of 175 percent will apply to the performance cycles FY 2014 - FY 2016 and FY 2015 - FY 2017. The LTP grant was issued on October 1, 2015 and vests September 30, 2018. The LTR grant was issued October 1, 2015 and vests in three equal increments on September 30, 2016, 2017 and 2018. The Committee made its recommendation based on the special place and mission of TVA and the belief that the structure of Mr. Johnson's compensation opportunity should have a larger component of “at risk” compensation than any other TVA executive (approximately 70 percent of overall target compensation).

The chart below compares (i) the total direct compensation earned by Mr. Johnson for 2016; (ii) the 2016 compensation opportunity approved by the TVA Board for Mr. Johnson; and (iii) the CEO median compensation data provided to the Committee by Frederic W. Cook, based on TVA's peer group as discussed above.

CEO Peer Group Compensation Comparison
Compensation Component	TVA CEO Johnson Actual Compensation for 2016		TVA CEO Johnson Compensation Opportunity for 2016		2016 Towers Watson Chief Executive Officer Median Market Data (TVA Peer Group)(1)

Base Salary	$995,000	(2)	$995,000		$1,213,000

Total Annual Incentive	181%	(3)	150%	(3)	117%
			(target)		(target)
Total Cash Compensation ("TCC")	$2,804,848	(4)	$2,487,500		$2,627,000

Total Long-Term Incentive Compensation	212%	(5)	194%	(5)	470%
			(target)		(target)
Total Direct Compensation ("TDC")	$4,909,273	(4)	$4,417,800		$8,182,000
Notes
(1) Market assessment effective October 2015 and included only companies in the Towers Watson database.
(2) Although Mr. Johnson's base salary for 2016 was $995,000, Mr. Johnson earned $1,002,654 in 2016 because there were 16 more working hours during 2016 than normal.

(3) Mr. Johnson's target EAIP award for 2016 was 150 percent of $995,000. The adjusted Corporate Scorecard was 105 percent and he had an Individual Performance Multiplier of 115 percent applied to his award.
(4) An additional $7,654 is included in TCC and TDC which represents additional compensation for 16 hours worked in 2016 in excess of 2080.
(5) For the 2014-2016 ELTIP performance cycle, Mr. Johnson's target ELTIP award was 175 percent of $995,000, and his actual award was 110 percent of this amount. Mr. Johnson also had an LTR grant of $189,050 vest on September 30, 2016.

Retirement Benefits. During 2016, the TVA Retirement System administered three retirement benefit structures for eligible employees:

•	Original Benefit Structure ("OBS") for employees covered under the plan prior to January 1, 1996, with a pension based on a final average pay formula.

•
Cash Balance Benefit Structure ("CBBS") for employees first hired on or after January 1, 1996, and prior to July 1, 2014, with a pension based on an account that receives pay credits equal to 6 percent of compensation plus interest.

•
Employer Automatic Benefit Structure ("EABS") for employees who are first hired on or after July 1, 2014, or who were rehired on or after July 1, 2014, but who were previously not vested or who previously received their pension benefit in a lump-sum distribution. EABS members are eligible for a defined contribution retirement benefit in the 401(k) plan only and are not eligible to participate in the defined benefit plan.

In addition to these plans, TVA also offered during 2016 a 401(k) plan which provided the following benefits:

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

The availability of, and level of benefits provided by, these qualified plans are comparable to similar qualified plans provided by companies in TVA's peer group. For a discussion of changes to retirement benefits that became effective on October 1, 2016, see Note 19 — Overview of Plans and Benefits — Retirement Plans.

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

Other Arrangements. One Named Executive Officer has an arrangement which provides opportunity for additional compensation.

•
Mr. Pardee has a CEO-approved Performance Incentive Arrangement ("PIA") that provides additional awards of up to $200,000 per year based on the evaluation of performance that may be subjective and/or based on achievement of defined short-term and/or long-term goals. Under this arrangement, the President and CEO may set and approve goals and the periods of performance for such goals, evaluate performance subjectively and/or with respect to any goals, and approve any award. Mr. Johnson confirmed that Mr. Pardee delivered strong results in

2016. Based on this analysis, Mr. Johnson approved an award to Mr. Pardee of $200,000 for 2016 under the performance arrangement.

Executive Compensation Tables and Narrative Disclosures

Summary Compensation and Grants of Plan-Based Awards

The following table provides information on compensation earned by each of the Named Executive Officers in 2016 (and 2015 and 2014, as applicable).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)		All Other Compensation ($) (3)	Total ($)
William D. Johnson	2016	1,002,654	(4)	—	—	—	3,906,619		1,529,186		11,925	6,450,384
President and Chief	2015	998,827		—	—	—	3,573,178	(5)	1,068,264	(6)	761,700	6,401,969
Executive Officer	2014	950,000		—	—	—	2,918,500	(7)	435,830	(8)	311,475	4,615,805

Charles G. Pardee	2016	669,460	(4)	—	—	—	1,685,055		769,599		211,925	3,336,039
Executive Vice President	2015	647,481		—	—	—	1,511,872	(9)	415,889	(10)	400,000	2,975,242
and Chief Operating Officer	2014	609,039		—	—	—	1,164,875	(11)	424,644	(12)	211,475	2,410,033

John M. Thomas, III	2016	596,806	(4)	—	—	—	1,645,425		631,252		11,925	2,885,408
Executive Vice President	2015	577,212		—	—	—	1,317,900	(13)	306,185	(14)	411,700	2,612,997
and Chief Financial Officer	2014	539,038		—	—	—	1,201,200	(15)	349,173	(16)	211,475	2,300,886

Joseph P. Grimes, Jr.	2016	604,615	(4)	—	—	—	1,254,987		320,593		11,925	2,192,120
Executive Vice President	2015	557,135		—	—	—	954,122	(17)	268,994	(18)	311,700	2,091,951
and Chief Nuclear Officer	2014	535,152		—	—	—	729,317	(19)	16,907	(20)	311,475	1,592,851

Michael D. Skaggs	2016	475,328	(4)	—	—	—	853,282		864,973		161,925	2,355,508
Senior Vice President,	2015	446,712		—	—	—	785,870	(21)	503,274	(22)	311,700	2,047,556
Watts Bar Nuclear Operations and Construction	2014	425,535		—	—	—	744,942	(23)	732,916	(24)	186,475	2,089,868

Notes
(1) The 2016 data is outlined in the table below.

Non-Equity Incentive Plan Compensation

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

EAIP	$1,802,194	$504,906	$596,988	$442,320	$336,299
ELTIP	1,915,375	913,482	781,770	726,000	466,983
LTR	189,050	66,667	66,667	86,667	50,000
PIA/RIA	—	200,000	200,000	—	—
Total	$3,906,619	$1,685,055	$1,645,425	$1,254,987	$853,282

(2) The 2016 data is outlined in the table below.

Change in Pension Value and Nonqualified Deferred Compensation Earnings

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

Increase under CBBS	$19,235	$19,875	$35,189	$18,646	$48,505
Increase under SERP	1,509,951	749,724	596,063	301,947	816,468
Total	$1,529,186	$769,599	$631,252	$320,593	$864,973

(3) The 2016 data is outlined in the table below.

All Other Compensation

	William D. Johnson	Charles G. Pardee	John M. Thomas, III	Joseph P. Grimes, Jr.	Michael D. Skaggs

LTDCP Credit	$—	$200,000	$—	$—	$150,000
401(k) Matching Contribution	11,925	11,925	11,925	11,925	11,925
Total	$11,925	$211,925	$11,925	$11,925	$161,925

(4) The amount earned differs from base salary because there were 16 more working hours during 2016 than the 2080 working hours reflected in base salary.
(5) Represents $1,280,565 awarded under the EAIP, $1,967,613 awarded under the ELTIP, and $325,000 awarded under a performance incentive arrangement.
(6) Reflects increases of $17,844 under the CBBS and $1,050,420 under the SERP.
(7) Represents $1,168,500 awarded under the EAIP, $1,425,000 awarded under the ELTIP, and $325,000 awarded under a performance incentive arrangement.
(8) Reflects increases of $22,219 under the CBBS and $413,611 under the SERP.
(9) Represents $577,920 awarded under the EAIP, $733,952 awarded under the ELTIP, and $200,000 awarded under a performance incentive arrangement.
(10) Reflects increases of $19,300 under the CBBS and $396,589 under the SERP.
(11) Represents $598,920 awarded under the EAIP, $365,955 awarded under the ELTIP, and $200,000 awarded under a performance incentive arrangement.
(12) Reflects increases of $18,979 under the CBBS and $405,665 under the SERP.
(13) Represents $538,200 awarded under the EAIP and $779,700 awarded under the ELTIP.
(14) Reflects increases of $28,797 under the CBBS and $277,388 under the SERP.
(15) Represents $541,200 awarded under the EAIP and $660,000 awarded under the ELTIP.
(16) Reflects increases of $41,205 under the CBBS and $307,968 under the SERP.
(17) Represents $475,080 awarded under the EAIP and $479,042 awarded under the ELTIP.
(18) Reflects increases of $17,865 under the CBBS and $251,129 under the SERP.
(19) Represents $516,810 awarded under the EAIP and $212,507 awarded under the ELTIP.
(20) Reflects an increase of $16,907 under the SERP.
(21) Represents $333,305 awarded under the EAIP and $452,565 awarded under the ELTIP.
(22) Reflects increases of $38,269 under the CBBS and $465,005 under the SERP.
(23) Represents $356,502 awarded under the EAIP and $388,440 awarded under the ELTIP.
(24) Reflects increases of $59,147 under the CBBS and $673,769 under the SERP.

The following table provides information on non-equity incentive plan awards and the possible range of payouts associated with incentives the Named Executive Officers were eligible to receive in the performance cycles ending on
September 30, 2016, 2017, and 2018. Awards under the EAIP, ELTIP, LTR, RIA, and PIA will be paid in cash during the first quarter of 2017.

Grants of Plan-Based Awards Table
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Plan	Threshold (2) ($)	Target (2) ($)	Maximum (2) ($)	Threshold (2) ($)	Target (2) ($)	Maximum (2) ($)	Performance Period Ending/Vesting Date

William D. Johnson	EAIP(3)	746,250	1,492,500	2,238,750				09/30/2016
	ELTIP(4)	870,625	1,741,250	2,611,875				09/30/2016
	LTR(5)	—	189,050	189,050				09/30/2016
	ELTIP(4)				870,625	1,741,250	2,611,875	09/30/2017
	LTP(6)				1,134,300	2,268,600	3,402,900	09/30/2018
	LTR(5)				—	189,050	189,050	09/30/2017
	LTR(5)				—	189,050	189,050	09/30/2018

Charles G. Pardee	EAIP(3)	265,740	531,480	797,220				09/30/2016
	ELTIP(4)	415,219	830,438	1,245,657				09/30/2016
	LTR(5)	—	66,667	66,667				09/30/2016
	PIA(7)	—	—	200,000				09/30/2016
	ELTIP(4)				415,219	830,438	1,245,657	09/30/2017
	LTP(6)				417,500	835,000	1,252,500	09/30/2018
	LTR(5)				—	66,667	66,667	09/30/2017
	LTR(5)				—	66,667	66,667	09/30/2018

John M. Thomas, III	EAIP(3)	236,900	473,800	710,700				09/30/2016
	ELTIP(4)	355,350	710,700	1,066,050				09/30/2016
	LTR(5)	—	66,667	66,667				09/30/2016
	RIA(8)	—	200,000	200,000				09/30/2016
	ELTIP(4)				366,011	732,022	1,098,033	09/30/2017
	LTP(6)				357,500	715,000	1,072,500	09/30/2018
	LTR(5)				—	66,667	66,667	09/30/2017
	LTR(5)				—	66,667	66,667	09/30/2018

Joseph P. Grimes, Jr.	EAIP(3)	240,000	480,000	720,000				09/30/2016
	ELTIP(4)	330,000	660,000	990,000				09/30/2016
	LTR(5)	—	86,667	86,667				09/30/2016
	ELTIP(4)				357,500	715,000	1,072,500	09/30/2017
	LTP(6)				375,000	750,000	1,125,000	09/30/2018
	LTR(5)				—	86,667	86,667	09/30/2017
	LTR(5)				—	86,667	86,667	09/30/2018

Michael D. Skaggs	EAIP(3)	165,095	330,190	495,285				09/30/2016
	ELTIP(4)	212,265	424,530	636,795				09/30/2016
	LTR(5)	—	50,000	50,000				09/30/2016
	ELTIP(4)				222,879	445,757	668,636	09/30/2017
	LTP(6)				300,000	600,000	900,000	09/30/2018
	LTR(5)				—	50,000	50,000	09/30/2017
	LTR(5)				—	50,000	50,000	09/30/2018

Notes
(1)  TVA does not have any equity securities and therefore has no equity-based awards.
(2)  Threshold, Target, and Maximum represent amounts that could be earned by a Named Executive Officer based on performance during the applicable performance cycle. Threshold, Target, and Maximum targets for EAIP, ELTIP, and LTIP are 50 percent, 100 percent, and 150 percent.
(3)  Target incentive opportunities as a percentage of salaries were as follows:  Mr. Johnson, 150 percent; Mr. Pardee, 80 percent; Mr. Thomas, 80 percent; Mr. Grimes, 80 percent; and Mr. Skaggs, 70 percent.  Additionally, a corporate multiplier ranging between 0.00 and 1.00 may be applied which can reduce the award to $0. An individual performance multiplier of up to 125 percent may also be applied which may increase the award to 187.5 percent of target. Actual EAIP awards earned for performance in 2016 are reported for each of the Named Executive Officers under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(4) Target incentive opportunities for the three-year performance cycles ending September 30, 2016 and September 30, 2017, as a percentage of salaries are as follows: Mr. Johnson, 175 percent; Mr. Pardee, 125 percent; Mr. Thomas, 120 percent; Mr. Grimes, 110 percent; and Mr. Skaggs, 90 percent.  ELTIP performance measures for the two performance cycle were Wholesale Rate Excluding Fuel, Load Not Served, and External Measures.  Actual ELTIP awards earned for the performance cycle ended on September 30, 2016, are reported for each of the Named Executive Officers under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.  See Compensation Discussion and Analysis for a discussion of how each award was determined.
(5) All LTR awards will be paid in a lump sum within two months of the September 30th vesting date. The awards will be paid in cash after deducting applicable federal, state, and local withholding taxes. In the case of death, the beneficiary will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s death. Disability awards will be paid as soon as administratively practicable but in no event later than the last day of the second full calendar month following the participant’s separation from service due to disability. Actual LTR awards earned in 2016 are reported for each of the Named Executive Officers under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table.
(6) LTP awards were granted October 1, 2015 and will vest September 30, 2018. At the end of the performance period, TVA's Long-Term Incentive Plan Scorecard will be applied to the grants in order to determine award payouts. The final award may be adjusted by the Board based on the evaluation of the participant's individual achievements, peer group comparisons, and performance results over the performance cycle.
(7) Reflects the maximum award amount Mr. Pardee was eligible to receive under a performance incentive arrangement ("PIA") described in Compensation Discussion and Analysis — Executive Compensation Program Components — Other Arrangements. The actual award to be paid to Mr. Pardee is reported under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.
(8) Reflects the maximum award amount Mr. Thomas was eligible to receive under a retention incentive arrangement ("RIA"). The actual award to be paid to Mr. Thomas is reported under the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table.

Long-Term Retention Arrangements

The following table summarizes the LTDCP, LTRIP, and RIA arrangements with the Named Executive Officers. See also the Nonqualified Deferred Compensation Table below for additional information regarding the amounts credited under LTDCP agreements and the Grant of Plan-Based Awards Table for additional information regarding LTR grants.

Long-Term Retention Agreements
Name	Plan	Amount	Date of Grant or Credit	Vesting Date

William D. Johnson	LTDCP	$300,000(1)	October 1, 2013	September 30, 2014
	LTDCP	$300,000(1)	October 1, 2014	September 30, 2015
	LTRIP	$450,000(2)	November 10, 2014	December 31, 2016

Charles G. Pardee	LTDCP	$200,000(3)	May 1, 2013	December 31, 2016
	LTDCP	$200,000(3)	January 1, 2014	December 31, 2016
	LTDCP	$200,000(3)	January 1, 2015	December 31, 2016
	LTDCP	$200,000(3)	January 1, 2016	December 31, 2016
	LTRIP	$200,000(2)	January 1, 2015	December 31, 2017

John M. Thomas, III	LTDCP	$50,000(4)	May 1, 2013	April 30, 2014
	LTDCP	$200,000(4)	March 1, 2014	December 31, 2014
	RIA	$200,000(5)	January 1, 2015	December 31, 2015
	LTRIP	$200,000(2)	January 1, 2015	December 31, 2016
	LTRIP	$200,000(2)	January 1, 2015	December 31, 2017

Joseph P. Grimes, Jr.	LTDCP	$250,000(6)	September 1, 2013	December 31, 2015
	LTDCP	$150,000(6)	January 1, 2014	December 31, 2015
	LTDCP	$150,000(6)	January 1, 2015	December 31, 2015
	LTRIP	$150,000(2)	June 1, 2014	December 31, 2016
	LTRIP	$150,000(2)	January 1, 2015	December 31, 2017

Michael D. Skaggs	LTDCP	$100,000(7)	October 1, 2012	September 30, 2014
	LTDCP	$100,000(7)	October 1, 2013	September 30, 2014
	LTDCP	$50,000(8)	March 1, 2013	December 31, 2016
	LTDCP	$50,000(8)	January 1, 2014	December 31, 2016
	LTDCP	$150,000(8)	January 1, 2015	December 31, 2016
	LTDCP	$150,000(8)	January 1, 2016	December 31, 2016
	LTRIP	$150,000(2)	January 1, 2015	December 31, 2017
Notes
(1) Each credit, and earnings on such credit, were distributed to Mr. Johnson in a lump sum at the time of vesting.
(2) All LTRIP awards shall be paid in a lump sum as soon as practical following the earliest to occur: (a) the normal vesting date, (b) the participant’s death, (c) the participant’s disability, or (d) the participant’s involuntary termination from TVA for reason other than for cause, but in no event shall such payment be made later than March 15 of the calendar year following the vesting date. The award shall be paid in cash after deducting the applicable federal, state, and local withholding taxes.
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
(4) The LTDCP grants included in the table are contained in two different agreements. Under each agreement, all credits and earnings on credits were paid out in a lump sum upon vesting.
(5) TVA entered into a retention incentive arrangement ("RIA") with Mr. Thomas as of January 1, 2015. Under this arrangement, Mr. Thomas was eligible to receive $200,000 as long as he remained employed with TVA on December 31, 2015, performed all duties in a highly effective manner, and maintained satisfactory performance through the end of the retention period. These conditions were satisfied and the retention incentive award was paid to Mr. Thomas within 30 days following the end of the retention period.
(6) Mr. Grimes vested in these credits on December 31, 2015. All vested credits, and earnings on such credits, will be distributed to him in a lump sum following his separation from service with TVA.
(7) Mr. Skaggs vested in these credits on September 30, 2014. Credits, and earnings on such credits, will be distributed to Mr. Skaggs in ten annual installments upon separation of service.
(8) Mr. Skaggs will vest in these credits only if he remains employed by TVA in a position responsible for the completion of Watts Bar Unit 2 until the expiration of the LTDCP agreement on December 31, 2016. All vested credits, and earnings on such credits, will be distributed to him in ten annual installments following his separation from service with TVA. In the event TVA terminates Mr. Skaggs's employment during the term of the agreement through no act or delinquency of his own, any credits under the agreement and earnings on such credits in Mr. Skaggs's account at the time of termination will become vested and distributed to him in ten annual installments. If Mr. Skaggs voluntarily terminates his employment or TVA terminates Mr. Skaggs's employment for cause prior to the expiration of the agreement, then all credits under the agreement, and earnings on such credits, in Mr. Skaggs's account may be forfeited.

Retirement and Pension Plans

The table below provides the actuarial present value of the Named Executive Officers' accumulated benefits, including the number of years of credited service, under TVA's retirement and pension plans as of September 30, 2016, determined using a methodology and interest rate and mortality rate assumptions consistent with those used in the financial statements in this Annual Report, set forth in Note 19.

Pension Benefits Table
Name	Plan Name	Number of Years of Credited Service(1) (#)		Present Value of Accumulated Benefit ($)	Payments During Last Year ($)

William D. Johnson	Qualified Plan – CBBS	3.750	(2)	71,364	—
	Non-Qualified – SERP Tier 1	8.750	(2)	5,025,311	—
Charles G. Pardee	Qualified Plan – CBBS	3.417	(3)	74,595	—
	Non-Qualified – SERP Tier 1	8.417	(3)	2,189,700	—
John M. Thomas, III	Qualified Plan – CBBS	10.833		274,328	—
	Non-Qualified – SERP Tier 1	10.833		2,247,677	—
Joseph P. Grimes, Jr.	Qualified Plan – CBBS	3.083		56,693	—
	Non-Qualified – SERP Tier 1	3.083		572,103	—
Michael D. Skaggs	Qualified Plan – CBBS	22.583		539,251	—
	Non-Qualified – SERP Tier 1	22.583		3,827,450	—
Notes
(1) Limited to 24 years when determining supplemental benefits available under SERP Tier 1, described below.
(2) Mr. Johnson will be granted five additional years of credited service for pre-TVA employment if he remains employed with TVA for at least five years and satisfies the minimum five-year vesting requirement, and the offset for prior employer pension benefits associated with the additional five years of credited service will be waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes. As of September 30, 2016, the present value of this benefit was $5,025,311. Without the additional years of credited service, the present value of Mr. Johnson's accumulated benefit would be $2,214,952.
(3) Mr. Pardee will be granted five additional years of credited service for pre-TVA employment if he remains employed with TVA for at least five years and satisfies the minimum five-year vesting requirement, and the offset for prior employer pension benefits associated with the additional five years of credited service will be waived. In addition, the offset for benefits provided under TVA's defined benefit plan will be calculated based on the benefit he would be eligible to receive as a participant in the CBBS taking into account the additional years of credited service being used for SERP benefit calculation purposes. As of September 30, 2016, the present value of this benefit was $2,189,700. Without the additional years of credited service, the present value of Mr. Pardee's accumulated benefit would be $748,243.

Qualified Retirement Plans

TVA sponsors a qualified defined benefit plan and a qualified defined contribution 401(k) plan which are administered by the TVA Retirement System ("TVARS").  The retirement benefits have three structures — the OBS, the CBBS, and the EABS.  Participation in the OBS is limited to employees who were hired prior to January 1, 1996.  All employees first hired by TVA on or after January 1, 1996, and prior to July 1, 2014, participate in the CBBS.  All employees first hired by TVA on or after July 1, 2014, or rehired by TVA on or after July 1, 2014, but who were previously not vested or who previously received their pension benefit in a lump-sum distribution, participate in the EABS, which provides for a defined contribution retirement benefit in the 401(k) plan only. TVARS rules and IRS regulations set limits on employee and employer contributions and compensation that can be counted in benefit calculations.

CBBS. All Named Executive Officers are members of the CBBS, under which each member has a cash balance account that received pay credits equal to six percent of compensation each pay period (every two weeks) during 2016.  For executives who are members of the CBBS, compensation is defined as annual salary only for benefit calculation purposes and is shown under the column titled “Salary” in the Summary Compensation Table. The compensation in 2016 could not exceed $265,000 pursuant to the IRS annual compensation limit applicable to qualified plans.  The account is credited with interest each month, and interest is compounded on an annual basis.  The annual interest rate used for interest credits is determined each January 1. The interest rate during 2016 was 6.0 percent. For a discussion of changes to the CBBS that became effective on October 1, 2016, see Note 19 — Overview of Plans and Benefits — Retirement Plans.

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

On August 8, 2016, the TVARS board approved amendments to the pension plan and the 401(k) plan, effective October 1, 2016, which change future retirement benefits for employees and retirees. With respect to current cash balance participants in the pension plan, including the Named Executive Officers, these amendments shift future benefit accruals from the cash balance pension to the 401(k) plan based on hire date and years of creditable service as of October 1, 2016.

For cash balance participants first hired on or after January 1, 1996, and with more than 10 years of creditable service as of October 1, 2016, participants will begin receiving nonelective contributions to their accounts in the 401(k) plan and reduced pay credits to their cash balance accounts in the pension plan. This group includes Mr. Thomas.

For cash balance participants first hired on or after January 1, 1996, and with less than 10 years of creditable service as of October 1, 2016, participants will begin receiving nonelective contributions and higher matching contributions to their accounts in the 401(k) plan and will no longer receive pay credits to their cash balance accounts; however, their cash balance accounts will continue to receive interest credits. This group includes Mr. Johnson, Mr. Pardee, and Mr. Grimes.

The amendments to the pension plan also restricted cost-of-living-adjustments ("COLAs") to pension amounts based on compensation up to Executive Level IV ($160,300 in 2016) and eliminated future COLAs to SERP participants with less than 10 years of creditable service at the time of retirement or termination of employment, both of which affect or potentially affect the COLA benefit under the pension for all of the Named Executive Officers.

For a further discussion of changes to the retirement benefits that became effective on October 1, 2016, see Note 19 — Overview of Plans and Benefits — Retirement Plans.

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

The TVA Sponsored 401(k) Plan

Members of the TVA Retirement System, including the Named Executive Officers, may elect to participate in the TVA Retirement System's 401(k) plan on a before-tax, after-tax, and/or Roth basis.  For OBS members, TVA provided a matching contribution during 2016 of $0.25 on every dollar contributed on a before-tax, after-tax, and/or Roth basis, up to 1.5 percent of the participant's "eligible compensation". For CBBS members, TVA provided a matching contribution during 2016 of $0.75 on every dollar contributed on a before-tax, after-tax, and/or Roth basis, up to 4.5 percent of the participant's annual salary. For EABS members, TVA provided an automatic, non-elective contribution during 2016 of 4.5 percent of eligible compensation and a matching contribution of 75 cents on every dollar up to 4.5 percent of eligible compensation. Any eligible member must have three years of TVA service to be vested in matching contributions and any employer automatic contributions from TVA. For a discussion of changes to the 401(k) plan that became effective on October 1, 2016, see Note 19 — Overview of Plans and Benefits — Retirement Plans.

Nonqualified Deferred Compensation

The following table provides information regarding deferred contributions, earnings, and balances for each of the Named Executive Officers.  The amounts reported under this table do not represent compensation in addition to the compensation that was earned in 2016 and already reported in the Summary Compensation Table, but rather the amounts of compensation earned by the Named Executive Officers in 2016 or prior years that were or have been deferred.

Nonqualified Deferred Compensation Table
Name	Executive Contributions in 2016 ($)	Registrant Contributions in 2016 ($)	Aggregate Earnings in 2016(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at September 30 2016(2) ($)
William D. Johnson	—	—	101	306,095	—
Charles G. Pardee	—	200,000	15,578	—	835,238
John M. Thomas, III	—	—	—	—	—
Joseph P. Grimes, Jr.	—	—	27,008	—	585,641
Michael D. Skaggs	—	150,000	227,969	—	4,179,825
Notes
(1) Includes vested and unvested earnings. Because none of the amounts is above market or preferential earnings under SEC rules, none of these amounts are included in the Summary Compensation Table.
(2)  Includes vested and unvested contributions and earnings.

TVA plans allow participants in the EAIP, ELTIP, and LTDCP to defer all or a portion of the compensation earned under those plans and eligible for deferral under plan terms and IRS regulations.  All deferrals are credited to each participant in a deferred compensation account, and the deferral amounts are then funded into a rabbi trust.  Each participant may elect one or more investment options made available by TVA or allow some or all funds to accrue interest at the rate established by the beginning of each fiscal year equal to the composite rate of all Treasury issues.  Participants may elect to change from either one notional investment option or the TVA interest bearing option to another at any time.  Upon termination of employment, funds are distributed pursuant to elections made in accordance with applicable IRS regulations.

Participants in the EAIP, ELTIP, and LTIP, including the Named Executive Officers, were not allowed to elect to defer any portion of their awards received under the plans for 2016.

Potential Payments on Account of Retirement/Resignation, Termination without Cause, Termination with Cause, Death or Disability

The tables below show certain potential payments that would have been made to each Named Executive Officer if his employment had been terminated on September 30, 2016, under various scenarios.  All of the Named Executive Officers would also be entitled to payments from plans generally available to TVA employees under the specific circumstances of termination of employment, including the health and welfare and pension plans and amounts in the 401(k) plan.

William D. Johnson	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$2,487,500		$—		$—		$—
LTDCP	$—		$—		$—		$—		$—
SERP	$2,904,930	(2)	$2,904,930	(2)	$—	(3)	$5,025,311	(4) (5)	$5,025,311	(4)
LTRIP	$—		$450,000		$—		$450,000		$450,000
LTR	$189,050		$189,050		$189,050		$346,592	(6)	$346,592	(7)
Deferred Compensation	$—		$—		$—		$—		$—
Total Value of Potential Payments	$3,093,980		$6,031,480		$189,050		$5,821,903		$5,821,903
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
(2) The October 2012 arrangement with Mr. Johnson provides that in the event that Mr. Johnson retires or is terminated without cause prior to five years of employment, the five-year vesting requirement will be waived and he will be entitled to a SERP benefit based on five years of credited service.
(3)  The five-year vesting requirement has not been met.
(4)  Represents the present value of the accumulated benefit (including the five additional years of credited service for pre-TVA employment).
(5) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit
(6) The LTIP provides that in the event of the death of a participant, the participant’s beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant’s death but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant died or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she died.
(7) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant separated from service or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she separated from service.

Charles G. Pardee	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
LTDCP	$—		$835,238		$—		$835,238		$—
SERP	$—	(2)	$—	(2)	$—	(2)	$2,189,700	(3) (4)	$2,189,700	(3)
LTRIP	$—		$200,000		$—		$200,000		$200,000
LTR	$66,667		$66,667		$66,667		$122,222	(5)	$122,222	(6)
Deferred Compensation	$—		$—		$—		$—		$—
Total Value of Potential Payments	$66,667		$1,101,905		$66,667		$3,347,160		$2,511,922
Notes
(1)  Mr. Pardee does not have a severance agreement with TVA.
(2)  The five-year vesting requirement has not been met.
(3)  Represents the present value of the accumulated benefit (including the five additional years of credited service for pre-TVA employment).
(4) In the event of death while employed by TVA, the beneficiary will receive a lump sum payment equal to the actuarial equivalent of the benefit that would have been paid had the participant terminated employment on the date of death and elected a joint and 50 percent survivor benefit.
(5) The LTIP provides that in the event of the death of a participant, the participant’s beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant’s death but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant died or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she died.
(6) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant separated from service or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she separated from service.

John M. Thomas, III	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
LTDCP	$—		$—		$—		$—		$—
SERP	$2,247,677	(2) (3) (4)	$2,247,677	(2) (3) (4)	$2,247,677	(2) (3) (4)	$2,247,677	(2) (5)	$2,247,677	(2)(3)
LTRIP	$—		$400,000		$—		$400,000		$400,000
LTR	$66,667		$66,667		$66,667		$122,222	(6)	$122,222	(7)
Deferred Compensation	$—		$—		$—		$—		$—
Total Value of Potential Payments	$2,314,344		$2,714,344		$2,314,344		$2,769,899		$2,769,899
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
(6) The LTIP provides that in the event of the death of a participant, the participant’s beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant’s death but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant died or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she died.
(7) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant separated from service or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she separated from service.

Joseph P. Grimes, Jr.	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$600,000		$—		$—		$—
LTDCP	$—		$—		$—		$—		$—
SERP	$—	(2)	$—	(2)	$—	(2)	$572,103	(3) (4)	$572,103	(3)
LTRIP	$—		$300,000		$—		$300,000		$300,000
LTR	$86,667		$86,667		$86,667		$158,889	(5)	$158,889	(6)
Deferred Compensation(7)	$585,641		$585,641		$585,641		$585,641		$585,641
Total Value of Potential Payments	$672,308		$1,572,308		$672,308		$1,616,633		$1,616,633
Notes
(1)  In June 2013, TVA entered into an arrangement with Mr. Grimes that provides a lump sum payment equal to one year's annual salary in the event TVA terminates Mr. Grimes's employment without cause.
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
(5) The LTIP provides that in the event of the death of a participant, the participant’s beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant’s death but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant died or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she died.
(6) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant separated from service or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she separated from service.
(7) Amounts that Mr. Grimes earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Michael D. Skaggs	Retirement/Resignation		Termination without Cause		Termination with Cause		Death		Disability
Severance Agreement(1)	$—		$—		$—		$—		$—
LTDCP	$—		$424,419		$—		$424,419		$—
SERP	$3,827,450	(2) (3) (4)	$3,827,450	(2) (3) (4)	$3,827,450	(2) (3) (4)	$3,827,450	(2) (5)	$3,827,450	(2) (3)
LTRIP	$—		$150,000		$—		$150,000		$150,000
LTR	$50,000		$50,000		$50,000		$91,667	(6)	$91,667	(7)
Deferred Compensation(8)	$3,755,406		$3,755,406		$3,755,406		$3,755,406		$3,755,406
Total Value of Potential Payments	$7,632,856		$8,207,275		$7,632,856		$8,248,942		$7,824,523
Notes
(1)  Mr. Skaggs does not have a severance agreement with TVA.
(2) Represents the present value of the accumulated benefit.
(3) Actual benefit would be paid in ten annual installments beginning on the date of Mr. Skaggs's separation from service.
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
(6) The LTIP provides that in the event of the death of a participant, the participant’s beneficiary is entitled to any portion of a LTR award that had vested at the time of the participant’s death but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant died or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she died.
(7) The LTIP provides that if a participant separates from service due to a disability, the participant is entitled to any portion of a LTR award that had vested at the time of the separation from service but not been paid as well as any portion of a LTR award that would have vested at the end of the fiscal year during which the participant separated from service or at the end of either of the two subsequent fiscal years, provided that the award for each such fiscal year will be prorated based on the number of whole months the participant was employed by TVA during the fiscal year during which he or she separated from service.
(8)  Amounts that Mr. Skaggs earned in past years but elected to defer, which are payable pursuant to elections he made and applicable IRS rules.

Other Agreements

Except as described above and in the Compensation Discussion and Analysis, there are no other agreements between TVA and any of the Named Executive Officers.

Director Compensation

The TVA Act provides for up to nine directors on the TVA Board.  Under the TVA Act, each director receives certain stipends that are increased annually by the same percentage increase applicable to adjustments under 5 U.S.C. § 5318, which adjusts the annual rates of pay of employees on the Executive Schedule of the United States Government.  On January 1, 2016, the stipend for TVA directors was increased to $50,500 per year unless (1) the director chairs a TVA Board committee, in which case the stipend was increased to $51,500 per year; or (2) the director is the Chair of the TVA Board, in which case the stipend was increased to $56,200 per year.  Directors are also reimbursed under federal law for travel, lodging, and related expenses while attending meetings and for other official TVA business.

The annual stipends provided by the TVA Act for each director and for the Chair of the TVA Board as of November 14, 2016, are listed below:

TVA Board Annual Stipends
Name	Annual Stipend ($)

Marilyn A. Brown	51,500
V. Lynn Evans	51,500
Richard C. Howorth	51,500
Virginia T. Lodge	50,500
C. Peter Mahurin	51,500
Michael R. McWherter	51,500
Joe H. Ritch	56,200
Eric M. Satz	50,500
Ronald A. Walter	50,500

The following table provides information on the compensation received by TVA’s directors during 2016.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation ($)	Total ($)
Marilyn A. Brown	51,777	—	—	—	—	514	52,291
V. Lynn Evans	51,777	—	—	—	—	2,489	54,266
Richard C. Howorth	51,777	—	—	—	—	2,567	54,344
Virginia T. Lodge	50,769	—	—	—	—	2,517	53,286
C. Peter Mahurin	51,777	—	—	—	—	514	52,291
Michael R. McWherter	51,777	—	—	—	—	514	52,291
Joe H. Ritch	56,489	—	—	—	—	2,801	59,290
Eric M. Satz	50,769	—	—	—	—	2,517	53,286
Ronald A. Walter	50,769	—	—	—	—	503	51,272
Note
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

Compensation Committee Interlocks and Insider Participation

The People and Performance Committee of the TVA Board currently consists of the following four directors: Richard C. Howorth, Virginia T. Lodge, C. Peter Mahurin and Ronald A. Walter.

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
Virginia T. Lodge
C. Peter Mahurin
Ronald A. Walter

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

Related Party Transactions

Conflict of Interest Provisions

All TVA employees, including directors and executive officers, are subject to the conflict of interest laws and regulations applicable to employees of the federal government.  Accordingly, the general federal conflict of interest statute (18 U.S.C. § 208) and the Standards of Ethical Conduct for Employees of Executive Branch (5 C.F.R. part 2635) ("Standards of Ethical Conduct") form the basis of TVA’s policies and procedures for the review, approval, or ratification of related party transactions.  The general federal conflict of interest statute, subject to certain exceptions, prohibits each government employee, including TVA’s directors and executive officers, from participating personally and substantially (by advice, decision, or otherwise) as a government employee in any contract, controversy, proceeding, request for determination, or other particular matter in which, to his or her knowledge, he or she (or his or her spouse, minor child, general partner, organization with which he or she serves as officer, director, employee, trustee, or general partner, or any person or organization with which he or she is negotiating, or has an arrangement, for future employment) has a financial interest.  Exceptions to the statutory prohibition relevant to TVA employees are (1) financial interests which have been deemed by the Office of Government Ethics, in published regulations, to be too remote or inconsequential to affect the integrity of the employee’s services, or (2) interests which are determined in writing, after full disclosure and on a case-by-case basis, to be not so substantial as to be deemed likely to affect the integrity of the employee’s services for TVA.  In accordance with the statute, individual waiver determinations are made by the official responsible for the employee’s appointment.  In the case of TVA directors, the determination may be made by the Chair of the TVA Board, and in the case of the Chair of the TVA Board, the determination may be made by the Counsel to the President of the United States.

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

TVA also has a protocol titled the "Obtaining Things of Value from TVA Protocol" (the “Protocol”).  The Protocol describes what a TVA employee or a member of the TVA Board should do if a person covered by the Protocol asks for assistance in obtaining a specified thing of value from TVA.

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

Other Relationships

TVA is engaged in a number of transactions with other agencies of the U.S. government, although such agencies do not fall within the definition of “related parties” for purposes of Item 404(a) of Regulation S-K.  These include, among other things, supplying electricity to other federal agencies, purchasing electricity from the Southeastern Power Administration, and engaging in various arrangements involving nuclear materials with the DOE.  See Item 1, Business and Note 21.

TVA also has access to a financing arrangement with the U.S. Treasury.  TVA and the U.S. Treasury have a memorandum of understanding under which the U.S. Treasury provides TVA with a $150 million credit facility.  There were no outstanding borrowings under the facility at September 30, 2016. This credit facility matures on September 30, 2017, and is expected to be renewed.  This arrangement is pursuant to the TVA Act.  Access to this credit facility or other similar financing arrangements with the U.S. Treasury has been available to TVA since the 1960s.  See Note 12 — Credit Facility Agreements.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees of Ernst & Young LLP for audit, audit-related, and other services for the years ended September 30, 2016 and 2015.

Principal Accountant Fees and Services (in actual dollars)
Year	Principal Accountant	Audit Fees(1)	Audit-Related Fees	All Other Fees	Total
2016	Ernst & Young LLP	$2,700,896	$—	—	$2,700,896
2015	Ernst & Young LLP	2,628,473	—	—	2,628,473

Notes
(1)  Audit fees consist of payments for professional services rendered in connection with the audit of TVA's annual financial statements, including the annual attestation on internal control over financial reporting and the review of interim financial statements included in TVA's quarterly reports; audit of TVA's fuel cost adjustment; audit of TVA's federal closing package for the preparation and audit of the 2015 and 2016 federal consolidated financial statements of which TVA is a component; and Bond offering and other financing comfort letters.

The TVA Board has an Audit, Risk, and Regulation Committee.  Under the TVA Act, the Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommends to the TVA Board the selection of an external auditor.  TVA’s Audit, Risk, and Regulation Committee, in consultation with the Inspector General, recommended that the TVA Board select Ernst & Young LLP as TVA’s external auditor for the 2015 and 2016 audits and other related services, and the TVA Board approved these recommendations.

TVA has a policy (the “Policy”) that requires all auditing services and permissible non-audit services provided by the external auditor to be pre-approved by the Audit, Risk, and Regulation Committee. The Policy also lists the following services as ones the external auditor is not permitted to perform:

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

The Audit, Risk, and Regulation Committee pre-approved all audit services for 2015 and 2016.

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
Consolidated Statements of Cash Flows
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

10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.9
Second Amendment Dated as of August 28, 2015, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, and Amended as of December 4, 2013, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.10
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.11
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.18*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.19*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.21
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.22
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.23*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.24
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.32 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.25
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.26*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007, as Amended on August 25, 2016

10.29†
Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-52313)

10.30†
Amended and Restated Executive Annual Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.31†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.32†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Retention Incentive Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.35†	Long-Term Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.36†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.37†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.38†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.39†
Offer Letter to Joseph P. Grimes, Jr., Accepted as of June 18, 2013 (Incorporated by reference to Exhibit 10.37 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.40†
Deferral Agreement Between TVA and William D. Johnson Dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.38 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.41†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.42†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.43†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.44†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of February 27, 2014 (Incorporated by reference to Exhibit 10.43 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.45†
Deferral Agreement Between TVA and Charles G. Pardee Dated as of April 23, 2013 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.46†
Deferral Agreement Between TVA and Joseph P. Grimes, Jr., Dated as of September 5, 2013 (Incorporated by reference to Exhibit 10.45 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.47†
Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010 (Incorporated by reference to Exhibit 10.61 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.48†
Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.62 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.49†
Long-Term Retention Incentive Plan Award Notice for William D. Johnson for Award Granted as of November 10, 2014 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.50†
Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for First Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.51†
Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for Second Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.52†
Long-Term Retention Incentive Plan Award Notice for Charles G. Pardee for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.53†
Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of June 1, 2014 (Incorporated by reference to Exhibit 10.56 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.54†
Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.55†
Long-Term Retention Incentive Plan Award Notice for Michael D. Skaggs for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.6 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.56†
Retention Incentive Arrangement Between TVA and John M. Thomas, III, Dated as of January 1, 2015 (Incorporated by reference to Exhibit 10.7 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

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

* Certain schedule(s) and/or exhibit(s) have been omitted.  TVA hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13, 15(d), or 37 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2016		TENNESSEE VALLEY AUTHORITY
(Registrant)
		By:	/s/ William D. Johnson
William D. Johnson
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Johnson	President and Chief Executive Officer	November 14, 2016
William D. Johnson	(Principal Executive Officer)

/s/ John M. Thomas, III	Executive Vice President and	November 14, 2016
John M. Thomas, III	Chief Financial Officer
(Principal Financial Officer)

/s/ Diane Wear	Vice President and Controller	November 14, 2016
Diane Wear	(Principal Accounting Officer)

/s/ Joe H. Ritch	Chair	November 14, 2016
Joe H. Ritch

/s/ Marilyn A. Brown	Director	November 14, 2016
Marilyn A. Brown

/s/ V. Lynn Evans	Director	November 14, 2016
V. Lynn Evans

/s/ Richard C. Howorth	Director	November 14, 2016
Richard C. Howorth

/s/ Virginia T. Lodge	Director	November 14, 2016
Virginia T. Lodge

/s/ C. Peter Mahurin	Director	November 14, 2016
C. Peter Mahurin

/s/ Michael R. McWherter	Director	November 14, 2016
Michael R. McWherter

/s/ Eric M. Satz	Director	November 14, 2016
Eric M. Satz

/s/ Ronald A. Walter	Director	November 14, 2016
Ronald A. Walter

EXHIBIT INDEX

Exhibit No.	Description
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

10.7
Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.4 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.8
Amendment Dated as of December 4, 2013, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.3 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.9
Second Amendment Dated as of August 28, 2015, to Electronotes® Selling Agent Agreement Dated as of June 1, 2006, and Amended as of December 4, 2013, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.10
Assumption Agreement Between TVA and Incapital LLC Dated as of February 29, 2008, Relating to the Electronotes® Selling Agent Agreement Dated as of June 1, 2006, Among TVA, LaSalle Financial Services, Inc., A.G. Edwards & Sons, Inc., Citigroup Global Markets Inc., Edward D. Jones & Co., L.P., First Tennessee Bank National Association, J.J.B. Hilliard, W.L. Lyons, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and Wachovia Securities, LLC (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 000-52313)

10.11
Commitment Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.5 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.12
Power Contract Supplement No. 95 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 19, 2003 (Incorporated by reference to Exhibit 10.6 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.13
Void Walk Away Agreement Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.7 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.14
Power Contract Supplement No. 96 Among Memphis Light, Gas and Water Division, the City of Memphis, Tennessee, and TVA Dated as of November 20, 2003 (Incorporated by reference to Exhibit 10.8 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.15
Overview of TVA's September 26, 2003, Lease and Leaseback of Control, Monitoring, and Data Analysis Network with Respect to TVA's Transmission System in Tennessee, Kentucky, Georgia, and Mississippi (Incorporated by reference to Exhibit 10.9 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.16
Participation Agreement Dated as of September 22, 2003, Among (1) TVA, (2) NVG Network I Statutory Trust, (3) Wells Fargo Delaware Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Owner Trustee, (4) Wachovia Mortgage Corporation, (5) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Lease Indenture Trustee, and (6) Wilmington Trust Company, Not in Its Individual Capacity, Except to the Extent Expressly Provided in the Participation Agreement, But as Pass Through Trustee (Incorporated by reference to Exhibit 10.10 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.17*
Network Lease Agreement Dated as of September 26, 2003, Between NVG Network I Statutory Trust, as Owner Lessor, and TVA, as Lessee (Incorporated by reference to Exhibit 10.11 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.18*
Head Lease Agreement Dated as of September 26, 2003, Between TVA, as Head Lessor, and NVG Network I Statutory Trust, as Head Lessee (Incorporated by reference to Exhibit 10.12 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.19*
Leasehold Security Agreement Dated as of September 26, 2003, Made by NVG Network I Statutory Trust to TVA (Incorporated by reference to Exhibit 10.13 to TVA's Annual Report on Form 10-K for the year ended September 30, 2006, File No. 000-52313)

10.20
Facility Lease-Purchase Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.21
Head Lease Agreement Dated as of January 17, 2012, Among the United States of America, TVA, and John Sevier Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.22
Construction Management Agreement Dated as of January 17, 2012, Between John Sevier Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, File No. 000-52313)

10.23*
Asset Purchase Agreement Dated as of August 6, 2013, Between TVA and Seven States Southaven, LLC (Incorporated by reference to Exhibit 10.33 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.24
Facility Lease-Purchase Agreement Dated as of August 9, 2013, Between Southaven Combined Cycle Generation LLC and TVA (Incorporated by reference to Exhibit 10.32 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.25
Head Lease Agreement Dated as of August 9, 2013, Among the United States of America, TVA, and Southaven Combined Cycle Generation LLC (Incorporated by reference to Exhibit 10.35 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.26*
Federal Facilities Compliance Agreement Between the United States Environmental Protection Agency and TVA (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.27*
Consent Decree among Alabama, Kentucky, North Carolina, Tennessee, the Alabama Department of Environmental Management, the National Parks Conservation Association, Inc., the Sierra Club, Our Children's Earth Foundation, and TVA (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 000-52313)

10.28†	TVA Compensation Plan Approved by the TVA Board on May 31, 2007, as Amended on August 25, 2016

10.29†
Amended and Restated Supplemental Executive Retirement Plan Effective as of May 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, File No. 000-52313)

10.30†
Amended and Restated Executive Annual Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.31†	Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.32†	Long-Term Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.33†	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to TVA’s Current Report on Form 8-K filed on January 6, 2009, File No. 000-52313)

10.34†	Long-Term Retention Incentive Plan (Incorporated by reference to Exhibit 10.1 to TVA’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 000-52313)

10.35†	Long-Term Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.36†	Retention Incentive Plan Effective as of October 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Current Report on Form 8-K filed on October 1, 2015, File No. 000-52313)

10.37†	Offer Letter to William D. Johnson Approved as of November 1, 2012 (Incorporated by reference to Exhibit 99.1 to TVA's Current Report on Form 8-K filed on November 7, 2012, File No. 000-52313)

10.38†	Offer Letter to Charles Pardee Accepted as of March 14, 2013 (Incorporated by reference to Exhibit 10.1 to TVA's Current Report on Form 8-K filed on April 5, 2013, File No. 000-52313)

10.39†
Offer Letter to Joseph P. Grimes, Jr., Accepted as of June 18, 2013 (Incorporated by reference to Exhibit 10.37 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.40†
Deferral Agreement Between TVA and William D. Johnson Dated as of January 1, 2013 (Incorporated by reference to Exhibit 10.38 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.41†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.40 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2010, File No. 000-52313)

10.42†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of January 4, 2012 (Incorporated by reference to Exhibit 10.45 to TVA's Annual Report on Form 10-K for the year ended September 30, 2012, File No. 000-52313)

10.43†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 000-52313)

10.44†
Deferral Agreement Between TVA and John M. Thomas, III, Dated as of February 27, 2014 (Incorporated by reference to Exhibit 10.43 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.45†
Deferral Agreement Between TVA and Charles G. Pardee Dated as of April 23, 2013 (Incorporated by reference to Exhibit 10.44 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.46†
Deferral Agreement Between TVA and Joseph P. Grimes, Jr., Dated as of September 5, 2013 (Incorporated by reference to Exhibit 10.45 to TVA’s Annual Report on Form 10-K for the year ended September 30, 2014, File No. 000-52313)

10.47†
Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 1, 2010 (Incorporated by reference to Exhibit 10.61 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.48†
Deferral Agreement Between TVA and Michael D. Skaggs Dated as of March 20, 2013 (Incorporated by reference to Exhibit 10.62 to TVA's Annual Report on Form 10-K for the year ended September 30, 2013, File No. 000-52313)

10.49†
Long-Term Retention Incentive Plan Award Notice for William D. Johnson for Award Granted as of November 10, 2014 (Incorporated by reference to Exhibit 10.1 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.50†
Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for First Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.2 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.51†
Long-Term Retention Incentive Plan Award Notice for John M. Thomas, III, for Second Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.3 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.52†
Long-Term Retention Incentive Plan Award Notice for Charles G. Pardee for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.4 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.53†
Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of June 1, 2014 (Incorporated by reference to Exhibit 10.56 to TVA's Annual Report on Form 10-K for the year ended September 30, 2015, File No. 000-52313)

10.54†
Long-Term Retention Incentive Plan Award Notice for Joseph P. Grimes, Jr., for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.5 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.55†
Long-Term Retention Incentive Plan Award Notice for Michael D. Skaggs for Award Granted as of January 1, 2015 (Incorporated by reference to Exhibit 10.6 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

10.56†
Retention Incentive Arrangement Between TVA and John M. Thomas, III, Dated as of January 1, 2015 (Incorporated by reference to Exhibit 10.7 to TVA's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, File No. 000-52313)

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

* Certain schedule(s) and/or exhibit(s) have been omitted.  TVA hereby undertakes to furnish supplementally copies of any of the omitted schedules and/or exhibits upon request by the Securities and Exchange Commission.